Form 10-K
period 1993-12-31
ACTAVA GROUP INC
filed 1994-03-31
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                   FORM 10-K

                            (MARK ONE)
    /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                OR

   /  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-5706.

                             ---------------------

                             THE ACTAVA GROUP INC.
            (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                        58-0971455
      (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

              4900 GEORGIA-PACIFIC CENTER, ATLANTA, GEORGIA 30303
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 658-9000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                              NAME OF EACH EXCHANGE ON WHICH
                  TITLE OF EACH CLASS                                   REGISTERED
COMMON STOCK, $1 PAR VALUE                                       NEW YORK STOCK EXCHANGE
                                                                 PACIFIC STOCK EXCHANGE
9 1/2% SUBORDINATED DEBENTURES, DUE AUGUST 1, 1998               NEW YORK STOCK EXCHANGE
9 7/8% SENIOR SUBORDINATED DEBENTURES, DUE MARCH 15,
  1997                                                           NEW YORK STOCK EXCHANGE
10% SUBORDINATED DEBENTURES, DUE OCTOBER 1, 1999                 NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                              ---    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. / /

     THE AGGREGATE MARKET VALUE OF VOTING STOCK OF THE REGISTRANT HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 24, 1994 COMPUTED BY REFERENCE TO THE LAST REPORTED SALE PRICE OF THE COMMON STOCK ON THE COMPOSITE TAPE ON SUCH DATE WAS $127,855,099.

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 24, 1994 WAS 17,635,186 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     The Actava Group Inc. ("Actava" or the "Company") provides high quality, brand-name products through distribution channels to retail markets across the United States. Actava operates in three distinct businesses: photofinishing, lawn and garden equipment and sporting goods. A description of each segment appears below.

     Actava was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On July 19, 1993, the Company changed its name from Fuqua Industries, Inc. to The Actava Group Inc. Actava's principal executive offices are located at 4900 Georgia-Pacific Center, Atlanta, Georgia 30303 and its telephone number is (404) 658-9000.

PHOTOFINISHING

     Actava owns 51% of the voting stock and 50% of the equity of Qualex Inc. ("Qualex"). Qualex, the largest wholesale photofinishing company in the United States, was created in 1988 through a combination of Actava's photofinishing subsidiary, Colorcraft Corporation, and the United States photofinishing operations of Eastman Kodak Company ("Kodak"). Kodak owns all of the voting stock and equity interest of Qualex not owned by Actava. Both Actava and Kodak have granted to the other a right of first refusal for the purchase of their respective interests in Qualex.

     Qualex is engaged in the processing of photographic film for consumer use throughout the United States. Qualex primarily processes color film to produce prints and slides, but also processes black and white and movie film. Qualex is a wholesale photofinisher, obtaining over 98% of its sales from independent retailers in 1993. Qualex's business also includes a limited amount of direct sales to consumers through owned and operated retail photographic stores and mail order operations.

     Qualex offers nonbranded photofinishing products which are sold to major retailers, largely drug, mass merchant and grocery operators, who market these products under their own retail brands. In addition, Qualex offers certain branded photofinishing products, including premium-quality photofinishing through its Kodalux(R) Processing Services ("KPS"). KPS is available to all Qualex customers and is currently offered from ten Qualex processing plants. Kodalux(R) is a Kodak-owned trademark licensed to Qualex under an agreement which expires on April 15, 1997. In addition to color roll processing, KPS includes chrome processing (slides and movies) and ancillary work such as reprints, enlargements and other services.

     Qualex provides pickup and delivery services for over 41,000 retail stores in all 50 states. These pickup and delivery services are provided by either Qualex-owned vehicles or through third party contract delivery services. Qualex provides 24-hour (next day) processing services, often on a seven-day-a-week basis, to all major metropolitan areas it serves. The film to be processed is picked up throughout the day and then delivered to Qualex's plants for processing. Consequently, Qualex plants perform the majority of their processing work at night.

     Plants are located as close to customers as possible to minimize the delivery constraints inherent in next-day service. Qualex currently operates 50 plants located in 33 states. The combination of Colorcraft and Kodak initially permitted Qualex to consolidate plants and other distribution systems which serviced overlapping geographic areas. The consolidation of redundant services has allowed and will continue to allow Qualex to enjoy the benefits of economies of scale and cost savings.

     In early 1987, Colorcraft Corporation entered into long-term arrangements to purchase a significant portion of its photofinishing materials from Kodak. Upon its formation, Qualex assumed these arrangements on substantially the same terms and conditions. Additionally, all of Qualex's photofinishing plants which offer nonbranded products participate in the Kodak Colorwatch(R) photofinishing marketing program and, therefore, use exclusively Kodak consumable materials. As a result of the long-term arrangements and the fact that substantially all of Qualex's plants are on the Kodak Colorwatch(R) program, Qualex purchases substantially all of its photofinishing material from Kodak. SEE "CONSOLIDATED STATEMENTS OF OPERATIONS" IN CONSOLIDATED FINANCIAL STATEMENTS.

     In addition to its traditional photofinishing services, Qualex also provides microlabs and related maintenance and supplies to customers who desire to offer on-site processing. Because of the continuing development of the microlab, the ultimate level of acceptance by retail stores and consumers cannot be determined. Management believes the new microlabs will allow both Qualex and its retail customers to participate in the well established on-site processing market. SEE ITEM 3. "LEGAL PROCEEDINGS."

     Qualex has not incurred significant research and development costs. In order to deliver high-quality pictures in a brief period of time at a competitive price, Qualex utilizes high-speed printers, paper processors and other sophisticated equipment which require significant ongoing capital expenditures. Capital expenditures in 1993 were approximately $44 million.

     Competition in the photofinishing industry is aggressive and is based upon price, quality processing, dependable delivery time and convenience. There are many processors in each market, including mini-labs and microlabs which offer "one-hour" on-site developing. In 1993, Qualex's largest account constituted 11% of its sales volume, its five largest accounts produced approximately 31% of its sales volume and its 10 largest accounts produced approximately 43% of its sales volume. Due to the next day processing nature of the business, there is no material backlog.

     Actava and Kodak are parties to a Shareholders' Agreement (as amended, the "Qualex Shareholders' Agreement") which sets forth certain rights of and limitations on Actava and Kodak with regard to their Qualex stock. The Qualex Shareholders' Agreement provides that certain decisions regarding Qualex's operations are to be approved by a majority of the members of the Qualex Board of Directors, including at least one of Kodak's representatives on the Board. The declaration of dividends by Qualex merely requires the approval of a majority of the Qualex directors. Actava has control over the distribution of dividends from Qualex because its appointees constitute a majority of the Qualex directors.

     Upon any change of control of Actava, as defined in the Qualex Shareholders' Agreement ("Qualex Control Event"), the Qualex Shareholders' Agreement provides for changes in the stock ownership and the composition and voting requirements of the Qualex Board of Directors that would eliminate Actava's ability, among other things, unilaterally to cause the declaration of dividends by Qualex. Pursuant to the terms of an amendment to the Qualex Shareholders' Agreement (the "Amendment"), the parties have stipulated that the election of Mr. Charles R. Scott as president and chief executive officer of Actava on February 6, 1991 constituted a Qualex Control Event. Under the terms of the Amendment, Kodak initially waived its Qualex Control Event rights under the Qualex Shareholders' Agreement with respect to such Qualex Control Event, but Kodak reserved the right to withdraw its waiver and enforce such rights on March 1, 1992 or any subsequent March 1, by providing Actava with at least 30 days' prior written notice. Kodak did not withdraw its waiver and seek to enforce its rights as a result of such Qualex Control Event on March 1, 1992, March 1, 1993 or March 1, 1994. Kodak also retained its rights to require the changes permitted by the Qualex Shareholders' Agreement if any other Qualex Control Event occurs. If Kodak in the future elects to enforce its Qualex Control Event rights, Actava would lose the ability to control the declaration of dividends by Qualex, and therefore, any distribution of profits by Qualex.

     The results of Qualex are consolidated with the results of Actava. In 1993, Qualex accounted for 62% of Actava's consolidated sales. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." If Actava in the future is deemed to be no longer in control of Qualex, then Actava would cease to consolidate the accounts of Qualex. In that event, Actava would account for its ownership of Qualex using the equity method of accounting. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

LAWN AND GARDEN EQUIPMENT

     Actava's Snapper Division manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snow throwers, and related parts and accessories and distributes blowers, string trimmers and edgers.

The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment, a Blackhawk(TM) line of mowers and markets a fertilizer line under the Snapper(R) brand.

     Snapper products are premium priced, generally selling at retail from $250 to $8,200. They are sold exclusively through 54 independent distributors and to approximately 7,800 dealers throughout the United States. In addition, Snapper products are exported to 27 independent distributors and four company-owned distributors covering 41 foreign countries. Snapper does no private label manufacturing of lawn and garden equipment and does not sell directly to multi-unit retailers or mass merchandisers. While the ultimate consumers generally purchase lawnmowers in the spring and early summer, Snapper sells to its distributors nearly year-round utilizing accounts receivable dating programs, with the greatest volume of production and shipment preceding ultimate consumer purchasing periods. Accounts receivable dating programs establish the due dates for distributor accounts receivable to coincide with the anticipated sales to the ultimate consumer. Therefore, Snapper's cash flow needs are seasonal, with the greatest need for funds being in the first quarter of the year. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS."

     Snapper makes available, through General Electric Credit Corporation, a retail customer revolving credit plan which allows consumers to pay for Snapper products in installments. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

     In addition, Snapper has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse by the financial institution to both the distributor and Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults.

     Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1,000,000 square feet. A substantial portion of the component parts for Snapper products is manufactured by Snapper, excluding engines and tires.

     During the three years ended December 31, 1993, Snapper has expended an average of $4.9 million per year for research and development. While it holds several design and mechanical patents, Snapper is not dependent upon any one or more patents, nor does it consider that patents play a material role in its business. Snapper does believe, however, that its registered trademark Snapper(R) is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

     The lawn and garden business is highly competitive, with the competition being based upon price, image, quality and service. While no one company dominates the market, Actava believes Snapper is one of the significant manufacturers of lawn and garden products. There are approximately 50 manufacturers in competition with Snapper. Snapper's principal brand name competitors in the sale of power lawnmowers include The Toro Company, Lawn-Boy (a product group of The Toro Company), Sears, Roebuck and Co., Deere & Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing Co., American Yard Products, Inc. (a subsidiary of AB Electrolux), MTD Products, Inc. and Simplicity Manufacturing, Inc.

     The Company announced in March 1993 that it had retained Merrill Lynch to assist in exploring alternatives for realizing value from the Company's investment in Snapper. These efforts have not been successful and management believes they have resulted in a substantial distraction for Snapper's management, distributors and dealers. As a result, the Company has suspended its efforts to find alternatives for Snapper and has instructed Snapper's management to devote their full time and attention to improving operating results.

     At December 31, 1993, Snapper had approximately $122 million in backlog orders believed to be firm as compared to approximately $114 million at December 31, 1992. In 1993, Snapper accounted for 18% of

Actava's consolidated sales. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

SPORTING GOODS

     The companies which comprise Actava Sports manufacture, import and distribute products for a broad cross section of the sporting goods and leisure time markets. Products are sold under a variety of Actava's own brand names, including DP(R), Hutch(R), Reach(R), Weather-Rite(R) and American Camper(R). Actava also sells exercise equipment under a license for the Body By Jake(R) trademark and various other products under licenses from the National Football League, National Basketball Association, National Hockey League, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc. and numerous colleges and universities. In addition, Actava has a nationally distributed line of hosiery and is a licensee for the officially licensed socks of the National Football League, Major League Baseball, Keds(R) and Pro-Keds(R) (copyrights and registered trademarks which are held by third parties) and various colleges and universities.

     On June 8, 1993, Actava acquired substantially all of the assets of Diversified Products Corporation ("DP"), a fitness and recreation equipment company based in Opelika, Alabama, for a net purchase price consisting of $11,629,500 in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000 and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. Actava also entered into an agreement which may provide the seller with the right to receive additional payments, or additional shares of Actava Common Stock, depending upon the value of the issued shares over a period of not longer than one year from the purchase. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The transaction has been accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The results of operations of the acquired business have been included in the consolidated financial statements of Actava since the date of acquisition.

     Approximately 57% of the sales of Actava Sports consists of products manufactured or purchased domestically by Actava. These include hosiery, footballs, uniforms and related equipment. The remaining 43% of sales comes from imported merchandise, including fitness and camping equipment, soccer balls, volleyballs, basketballs, footballs, rainwear and other related sports items. Imported products come from a large number of suppliers, located primarily in the Far East. Analyzed by product lines, camping and outdoor equipment comprised approximately 26% of the Actava Sports sales in 1993, exercise equipment represented 36% and products for team and other recreational activities comprised approximately 38%.

     International buying is an important part of the Actava Sports operations. Actava World Trade Corporation maintains offices in The People's Republic of China, Taiwan, Hong Kong and South Korea to facilitate purchasing in the Pacific Rim.

     To the extent the business of Actava Sports is dependent upon imports, factors affecting foreign trade (such as dock and carrier strikes, tariff rates, import and export quotas, currency fluctuations and revaluations, local economic conditions in foreign countries, foreign relations between the United States and other countries and international political and economic situations) are significant in determining the general availability and prices paid by Actava Sports for purchases abroad. Actava Sports has not encountered a shortage of raw materials or finished goods and is generally not dependent upon any sole supplier, although in 1993 DP was adversely affected by delays experienced in receiving electronic components for DP treadmills. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Sporting goods are sold by Actava Sports through manufacturers' representatives and directly to mass merchandisers and other retailers. The sporting goods market is highly competitive. Actava Sports does not spend a significant amount of funds for research and development. The trademarks used by Actava Sports in the aggregate are considered to be of material importance, but no single patent or trademark is of material importance to consolidated operations. The loss of certain significant patents or trademarks could have a material effect on the affected individual Actava Sports company.

     Actava Sports had approximately $34 million in backlog orders believed to be firm as of December 31, 1993 as compared to approximately $19 million at December 31, 1992. This increase is primarily due to the acquisition of DP. In 1993, Actava Sports accounted for 19% of Actava's consolidated sales. SEE ITEM
7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ENVIRONMENTAL PROTECTION

     Actava's manufacturing and processing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1993, and are not expected to be material in future years for compliance relating to facilities owned by Actava in 1993. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $300,000 for all three sites. The Company is participating with the Federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. DP is also complying with various requirements under a compliance order under the Resource Conservation Recovery Act as administered by the State of Alabama. Upon the acquisition of DP, a reserve of approximately $1.5 million was established for expected clean-up costs.

EMPLOYEES

     At December 31, 1993, Actava, including Qualex, had approximately 11,200 employees, of whom approximately 1,400 were represented by unions under various collective bargaining agreements. In general, Actava believes its employee relations to be good.

INDUSTRY SEGMENT DATA

     Industry Segment Data is included in ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 2.  PROPERTIES.

     The following is a list of Actava's principal properties. Certain of the properties are subject to mortgages securing indebtedness, which, as of December 31, 1993, aggregated approximately $1.8 million, including mortgages on machinery and equipment. SEE "NOTES PAYABLE AND LONG-TERM DEBT" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              NUMBER
                                                       --------------------
                       DESCRIPTION                     OWNED         LEASED           LOCATION
    -------------------------------------------------  -----         ------         ------------
    Lawn and Garden:
      Manufacturing plant............................     1            --              1 state
      Distribution facility..........................    --             1              1 state
    Photofinishing:
      Processing plants..............................    19            31             33 states
      Retail photographic stores.....................    --             5              5 states
    Sporting Goods:
      Distribution facility..........................    --             4              4 states
      Manufacturing Plant............................     1            --              1 state

     The management of Actava believes that the above listed facilities are generally adequate and satisfactory for their present usage. In addition, Actava owns or leases miscellaneous real estate, offices and warehouse facilities, machinery and equipment at various locations which are not currently utilized in Actava's current operations and are, or may be, offered for sale or other disposal.

ITEM 3.  LEGAL PROCEEDINGS.

  Qualex

     On February 18, 1994, Photographic Concepts Inc. (PCI), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic Concepts, Inc.
v. Qualex, Inc., Civil Action No. 1:94-CV-00081. PCI's claims arise out of allegations that Qualex entered into and then breached an agreement with PCI relating to the marketing of on-site microlab photofinishing services. During 1993, Qualex's microlab business resulted in $33.3 million in revenues and $7.3 million in gross profits, and Qualex expects such business to increase in the future. PCI alleges, among other things, that Qualex breached an agreement to purchase an interest in PCI, violated a confidentiality agreement with PCI, and misappropriated trade property and other information from PCI. PCI is seeking both monetary and injunctive relief. Qualex is currently gathering the information and documents necessary to file its response to PCI's Complaint. That response must be filed by April 25, 1994. Qualex intends to defend the case vigorously, but the Company is unable to determine the probable impact of the suit at this early stage in the proceeding.

  Divested Subsidiary

     On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other dispute, involving events occurring on or before June 22, 1987.

     The DOJ alleges that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. Management believes that American Seating has meritorious defenses to the allegations and intends to vigorously defend the action. Since the suit is still in the early stages, management is unable to determine the probable impact of the suit. Because the DOJ has previously asserted damages of approximately $3.5 million, the lawsuit could have a material effect on results of operations and financial condition of the Company, if adversely determined, on a number of disputed issues as to liability, damages and penalties.

  Shareholder Litigation

     In 1991, Virginia E. Abrams and Fuqua Industries, Inc. v. J. B. Fuqua, et al., Civil Action No. 11974, was filed in the Delaware Chancery Court. The named defendants are certain current and former members of Actava's Board of Directors and Intermark, Inc., a predecessor of Triton Group Ltd., which currently owns 25.0% of the Company's Common Stock. The Company was named as a nominal defendant. The action is brought derivatively in the right of and on behalf of the Company and was purportedly brought as a class action on behalf of all common stockholders of the Company other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J. B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its current directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees.

     In 1991, two additional complaints, Behrens and Harris v. Fuqua Industries, Inc., et al., Civil Action No. 11988 and Freberg and Lewis v. Fuqua Industries, Inc., et al., Civil Action No. 11989, were filed in the Delaware Chancery Court by plaintiffs who allege that they are stockholders of the Company. Each of these complaints purport to be brought on behalf of a class of stockholders of the Company other than the named defendants. The named defendants are the Company and certain of its current and former directors. The complaints allege, among other things, that members of the Company's Board of Directors presently contemplate either a sale, a merger or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints seek costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties to the plaintiffs and other members of the class and to take all appropriate steps to enhance the Company's value as a merger or acquisition candidate.

     On motion by the defendants in all three class action suits, the Delaware Chancery Court ordered the consolidation of the three suits in re Fuqua Industries, Inc. Shareholder Litigation, Civil Action No. 11974 on May 1, 1991. The action is in the discovery stage and no significant events occurred in regard to these legal proceedings in 1993.

  Other Litigation

     Actava is the defendant in various other legal proceedings. Actava is not aware, however, of any other action which, in the opinion of management, would materially and adversely affect liquidity, results of operations or the financial position of Actava. SEE ITEM 1. "ENVIRONMENTAL PROTECTION."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of Actava as of the date hereof was elected to serve until the next annual meeting of the Board of Directors of Actava or until his successor is elected and qualified:

                                                                                     POSITION
               NAME                  AGE                   OFFICE                   HELD SINCE
- -----------------------------------  ---    -------------------------------------  -------------
Charles R. Scott                     66     President and Chief Executive Officer  February 1991
Frederick B. Beilstein, III          46     Senior Vice President -- Treasurer &
                                            Chief Financial Officer                May 1991
Walter M. Grant                      49     Senior Vice President, General
                                            Counsel and Secretary                  July 1993

     On February 6, 1991, Mr. Charles R. Scott was elected to the office of president and chief executive officer. Mr. Scott had previously not held an office with Actava although he had been a member of the Board of Directors since January 16, 1989 and served as chairman from July 1, 1989 to February 6, 1991. Prior to being elected as Actava's president and chief executive officer, Mr. Scott served as chairman and chief executive officer of Intermark, Inc., which, through its wholly owned subsidiary, Triton Group Ltd., owned approximately 25.0% of the outstanding shares of Actava's common stock. In 1992, Intermark filed for protection under Chapter 11 of the Bankruptcy Act and was merged into Triton Group Ltd. upon confirmation of its Plan of Reorganization on June 25, 1993. On March 3, 1994, Actava announced that an independent committee of its Board of Directors had been appointed to select a successor to Mr. Scott.

     On May 30, 1991, Mr. Frederick B. Beilstein was elected to the office of senior vice president-treasurer and chief financial officer. Prior to joining Actava, Mr. Beilstein served as executive vice president and chief financial officer of Edgcomb Metals Company from January 1990 through March 1991. Prior to March 1991, Mr. Beilstein served as senior executive vice president and chief financial officer of Days Inns Corp. and as president of Days Inns Management Company, Inc.

     Mr. Walter M. Grant was elected to the office of senior vice president and general counsel in July 1993 and to the position of corporate secretary in March 1994. Mr. Grant served as senior vice president and general counsel for the North American operations of Smith & Nephew plc, an international health care company, from October 1991 through June 1993. Prior to October 1991, Mr. Grant served as vice president, general counsel and secretary of Contel Corporation, a telecommunications company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Actava's Common Stock is listed and traded on the New York and Pacific Stock Exchanges. The following table summarizes the high and low market prices according to the New York Stock Exchange Composite Tape and cash dividends declared for 1993 and 1992:

                                                        MARKET PRICE OF COMMON
                                                               STOCK
                                                     ----------------------------
                                                                                         CASH
                                                         1993             1992         DIVIDENDS
                                                     ------------     ------------    ------------
                   QUARTERS ENDED                    HIGH     LOW     HIGH     LOW    1993    1992
    ---------------------------------------------    ----     ---     ----     ---    ----    ----
    March 31.....................................   14 1/2  11 5/8   16 3/4  12 1/2   $.09    $.09
    June 30......................................   14       9 1/2   14 1/4  11 1/4   $.09    $.09
    September 30.................................    9 5/8   7 1/4   12 3/8   9 7/8   $.09    $.09
    December 31..................................    8 1/4   6 5/8   13 3/4   9 3/8   $.09    $.09

     Actava's debt agreements, including subordinated debt, contain covenants which, among other things, place restrictions upon the amount of dividends it may pay. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     On March 3, 1994, the Company reported the suspension of the dividend on its Common Stock. SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     As of March 24, 1994, there were approximately 6,878 holders of record of Common Stock. The last reported sale price of the Common Stock on the composite tape on such date was $7 1/4 per share.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                     1993      1992      1991      1990      1989
                                                    ------    ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales.........................................  $1,241    $1,149    $  925    $  972    $  926
Income (loss) from continuing operations..........     (43)       11       (51)       (1)        7
Discontinued operations...........................      --        --        --        --        (1)
Extraordinary item................................      --        --        --         1        --
Cumulative effect of change in accounting
  principle.......................................      (4)        1        --        --        --
Net income (loss).................................     (47)       12       (51)       --         6
Total assets......................................   1,275     1,218     1,090     1,016     1,148
Long-term debt....................................     221       220       157        43        81
Subordinated debt.................................     191       194       195       200       220
                                                    ------    ------    ------    ------    ------
Total long-term and subordinated debt.............  $  412    $  414    $  352    $  243    $  301
Per common share:
  Primary earnings
     Continuing operations........................  $(2.52)   $  .64    $(3.08)   $ (.06)   $  .34
     Discontinued operations......................      --        --        --        --      (.04)
     Extraordinary item...........................      --        --        --       .05        --
     Cumulative effect of change in accounting
       principle..................................    (.25)      .06        --        --        --
                                                    ------    ------    ------    ------    ------
          Net income (loss).......................  $(2.77)   $  .70    $(3.08)   $ (.01)   $  .30
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
  Fully diluted earnings
     Continuing operations........................  $(2.52)   $  .64    $(3.08)   $ (.06)   $  .34
     Discontinued operations......................      --        --        --        --      (.04)
     Extraordinary item...........................      --        --        --       .05        --
     Cumulative effect of change in accounting
       principle..................................    (.25)      .06        --        --        --
                                                    ------    ------    ------    ------    ------
          Net income (loss).......................  $(2.77)   $  .70    $(3.08)   $ (.01)   $  .30
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------
Cash dividends declared...........................  $  .36    $  .36    $  .36    $  .32    $  .26
                                                    ------    ------    ------    ------    ------
                                                    ------    ------    ------    ------    ------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Actava provides high-quality, brand name consumer products through distribution channels to retail markets across the United States. The Company's businesses encompass the broad leisure industry, including photofinishing, fitness equipment and sporting goods, as well as lawn and garden equipment.

     Actava owns 51% of the voting stock of Qualex, the largest photofinisher in the United States, processing approximately 20% of all color print rolls of film. Qualex also processes black and white and movie film. Qualex is a wholesale photofinisher, obtaining substantially all of its sales from independent retailers in 1993. Qualex's business also includes a limited amount of direct sales to consumers through owned and operated retail photographic stores and mail-order operations.

     Actava's Snapper Division manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snow throwers, and related products, parts and accessories and distributes blowers, string trimmers and edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment and a Blackhawk(TM) line of mowers and markets a fertilizer line under the Snapper(R) brand.

     Actava Sports companies manufacture, import and distribute products for a broad cross-section of the sporting goods, fitness and leisure markets. Products are sold under a variety of Actava companies' own brand names, as well as under licenses from the National Football League, National Basketball Association, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc., The Keds Corporation (Keds(R) and Pro-Keds(R)), Body by Jake Licensing Corporation (Body by Jake(R)), and numerous colleges and universities.

     Actava's long-range strategy is to maximize stockholder wealth by concentrating its capital resources on its companies which offer the highest potential returns. As a result, the Company continues to analyze its businesses with a view toward enhancing their value through marketing alliances, licensing arrangements and joint ventures, with particular emphasis on cost efficiencies through plant consolidations or product-line expansions or improvements.

     The following is a discussion of the operating results and financial position of the Company on a consolidated basis and the operating results of each of these business segments.

CONSOLIDATED CONTINUING OPERATIONS

     The Company's consolidated sales for 1993 increased $92.4 million, or 8.0% from 1992 principally because of the acquisition of DP. Gross profit as a percentage of sales for 1993 of 22.9% is a decrease from 29.2% while gross profit dollars decreased by $52.1 million to $283.7 million. This is primarily due to gross profit declines suffered by Snapper and Qualex, but partially offset by an increase in gross profits by Actava Sports companies. The Snapper gross profit decline is primarily attributable to manufacturing problems associated with new product introductions during 1993.

     In 1992, sales increased $224.1 million, or 24.2%, from 1991, primarily as a result of the resumption of production and shipment to distributors at Snapper, the impact of the acquisitions at Qualex in the fourth quarter of 1991 and the first quarter of 1992 as well as increased market share with certain Qualex customers and the expansion of business with existing customers for each of the companies comprising Actava Sports.

     The gross profit for 1992 of $335.8 million compared to the gross profit for 1991 of $255.5 million, an increase of $80.3 million. This increase was primarily attributable to the increased production and shipment levels at Snapper for 1992 which resulted in significantly higher sales and absorption of fixed manufacturing costs and the additional gross profit at Qualex attributable to acquisition activities. During 1991, certain inventory quantities at Snapper were reduced, resulting in a liquidation of LIFO inventory quantities which were carried at lower costs prevailing in years prior to 1991 as compared with the cost of 1991 purchases. The effect of this decreased the 1991 net loss by approximately $1.5 million and decreased loss per share of common stock by $.09.

     Selling, general and administrative expenses, which include provisions for doubtful accounts, decreased by $9.9 million, or 3.8%, to $253.7 million for 1993 in comparison to 1992. The reductions in selling, general and administrative expenses are primarily attributable to cost reductions at Qualex achieved through plant and administrative restructuring and consolidations. Selling, general and administrative expenses, which include provisions for doubtful accounts, increased by $1.7 million in 1992 in comparison to 1991. The 1992 increase is related to the additional costs at Qualex associated with the increased volume of prints processed as well as higher promotional and advertising expenses partially offset by reductions at Snapper due to the curtailment of special promotional programs and the positive impact of other administrative cost savings as a result of plant restructuring and a decrease in unallocated corporate expenses principally because of the downsizing of the corporate staff.

     In 1993, Actava recorded an operating profit of $26.7 million, compared to an operating profit from 1992 of $72.1 million. The 1993 operating profit includes provisions of $3.2 million for plant relocations and consolidations and an additional $4.0 million for a change in estimate of future warranty costs at Snapper due to increased warranty claims. Also negatively impacting operating profits for 1993 in comparison to 1992 was underutilization of plant capacity and manufacturing inefficiencies at Snapper and DP, lower gross margins on initial product introductions by Snapper, and an increase in corporate expenses of approximately $4.0 million. The corporate expense increase is primarily attributable to additional self-insurance reserves, as well as an increase in insurance administrative expense, and the impact of reduced expense for 1992 due to the reversal in 1992 of certain reserves previously established for settlement of employee agreements and office relocations.

     The 1992 operating profit of $72.1 million compares to an operating loss of $35.7 million for 1991. The operating loss for 1991 included provisions for plant relocations and consolidations totaling $19.0 million and provisions for the settlement of employee agreements and related costs of $6.8 million. Operating profit for 1991 was adversely affected by production costs at Snapper.

     Interest expense for 1993 of $43.3 million is an increase of $9.8 million from 1992. This increase is primarily attributable to higher average borrowings at both Qualex and Snapper and the addition of interest associated with DP. The increased borrowing resulted from the Qualex $200 million Senior Note private placement completed in the second quarter of 1992 and the revolving credit facilities established to provide working capital for Snapper and the Actava Sports companies, including DP. These credit lines have substantially reduced subsidiary reliance on Actava for working capital needs.

     Interest expense for 1992 of $33.5 million is an increase of $9.9 million from 1991. This increase is primarily attributable to higher average borrowings at both Qualex and Snapper. The increased borrowing resulted from the financing required for the acquisitions made by Qualex in the fourth quarter of 1991 and January 1992, borrowings in excess of debt repayments from the Qualex Senior Note private placement, and the revolving credit facilities established in 1992 to provide working capital for Snapper.

     Other income (net of other deductions) decreased $9.0 million for 1993 when compared to 1992. This is primarily due to a decrease in investment income from lower levels of investment, increases in early payment interest credit expense at Snapper, losses on asset sales at Qualex and an increase of $3.0 million in a valuation allowance for a real estate investment due to an accelerated plan of disposition.

     Other income (net of other deductions) in 1992 increased $2.6 million in comparison to 1991. This increase is the result of a decrease in early payment interest credit expenses at Snapper, partially offset by reduced investment income due to lower average investment levels and rates of return.

     During the year, the Company provides for income taxes using anticipated effective annual tax rates for Qualex and for all other company operations. The rates are based on expected operating results for the year and estimated permanent differences between book and taxable income. Due to the recognition of net operating loss benefits to the extent possible through a reduction in deferred income tax liabilities in a prior year, Actava, excluding Qualex, recognizes the benefit of current net operating losses only to the extent of potential refunds from carrybacks. SEE "INCOME TAXES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company has net deferred taxes of approximately $24.3 million composed of deferred tax liabilities of approximately $78.1 million offset by deferred tax assets of approximately $53.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Included in the approximate $53.8 million of deferred tax assets is approximately $16.2 million as recognized by Qualex, which is not included in the Actava consolidated federal income tax return. The remaining approximate $37.6 million of deferred assets have been recognized by Actava due to available income tax carrybacks and the company's determination that available net operating losses should not be allowed to expire, as the tax savings represent significant amounts. The Company plans to implement actions to create sufficient taxable income to utilize the carryover prior to any expiration. In order to implement its tax planning strategy to utilize its tax carryforwards, the Company would pursue the sale of certain corporate assets, including its investment in Qualex. SEE "INCOME TAXES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The minority interest shown on Actava's Consolidated Statements of Operations represents Kodak's portion of the earnings of Qualex. In accordance with the Shareholders' Agreement, the Company and Kodak are each entitled to 50% of Qualex's net income for income reporting purposes. Although Qualex accounted for 62% of Actava's 1993 revenues and had pre-tax profits of $33.7 million in 1993, only approximately 25% of its pre-tax profits ($8.5 million in 1993) is reported in Actava's consolidated net income due to Qualex's income tax provision at an effective rate of 49% and the 50% minority interest effect. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize advertising expense as it is incurred rather than at the time of the initial sale to the customer. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- ACCOUNTING CHANGES -- CHANGE IN ACCOUNTING FOR CERTAIN ADVERTISING COSTS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company adopted the new method of accounting for income taxes as of January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a material effect on net income for 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ACCOUNTING CHANGES -- CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. The Company adopted the new method of accounting for these benefits as of January 1, 1993. The adoption of Statement No. 106 resulted in a charge to net income of $4.4 million and was reported as the cumulative effect of change in accounting principle in the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- ACCOUNTING CHANGES -- CHANGE IN METHOD OF ACCOUNTING FOR POSTRETIREMENT BENEFITS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company and its subsidiaries provide benefits to former or inactive employees after employment, but before retirement, such as severance benefits, continuation of health care benefits and life insurance coverage. The costs of these are currently accounted for on a pay-as-you-go (cash) basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the obligation to provide these benefits when certain conditions are met. The Company is required to adopt the new method of accounting for these benefits no later than January 1, 1994. The adoption of Statement No. 112 will not have a significant effect on the Company's financial position or results of operations.

     The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company is required to adopt the new method of accounting no later than January 1, 1994. The adoption of Statement No. 115 will not have a significant impact on the Company's financial position or results of operations.

     As a result of the items described above, Actava reported a net loss in 1993 of $47.6 million in comparison to net income in 1992 of $11.6 million and a net loss in 1991 of $50.8 million, respectively.

OPERATING SEGMENTS
                              SEGMENT PERFORMANCE

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                 1993           1992          1991         1990         1989
                                               --------       --------       ------       ------       ------
                                                                       (IN MILLIONS)
NET SALES
  Photofinishing.............................  $  775.3       $  770.8       $649.7       $623.9       $629.9
  Lawn and Garden............................     225.0          248.2        158.5        237.7        190.8
  Sporting Goods.............................     240.8          129.7        116.4        110.7        105.0
                                               --------       --------       ------       ------       ------
         Total...............................  $1,241.1       $1,148.7       $924.6       $972.3       $925.7
                                               --------       --------       ------       ------       ------
                                               --------       --------       ------       ------       ------
PRE-TAX EARNINGS (LOSS)(A)
  Photofinishing.............................  $   51.3(c)    $   54.6       $ 28.0(c)    $ 44.1(c)    $ 43.7(c)
  Lawn and Garden............................     (17.1)(d)       17.8        (50.6)         (.3)(d)      2.3
  Sporting Goods.............................       2.7            5.9          4.3          3.6          2.9
                                               --------       --------       ------       ------       ------
    Operating profit (loss) -- segments(b)...      36.9           78.3        (18.3)        47.4         48.9
Unallocated corporate expenses...............     (10.2)          (6.2)       (10.6)        (9.6)       (12.3)
Settlement of employee agreements and related
  costs......................................        --             --         (6.8)          --           --
                                               --------       --------       ------       ------       ------
Operating profit (loss)......................      26.7           72.1        (35.7)        37.8         36.6
Interest expense.............................     (43.3)         (33.4)       (23.5)       (25.7)       (27.8)
Other income (expense) -- net................      (2.9)           6.1          3.5          9.9         14.7
                                               --------       --------       ------       ------       ------
         Total pre-tax earnings (loss).......  $  (19.5)      $   44.8       $(55.7)      $ 22.0       $ 23.5
                                               --------       --------       ------       ------       ------
                                               --------       --------       ------       ------       ------

- ---------------

(a) Pre-Tax Earnings include the minority interest of Eastman Kodak Company in Qualex Inc.
(b) Operating profit represents total sales less costs of products sold and selling, general and administrative expenses including goodwill amortization. There were no significant intersegment sales or transfers.
(c) Includes a provision of $4.1 million in 1993, $17.0 million in 1991, $15.7 million in 1990, and $2.9 million in 1989 before tax for the relocation or consolidation of certain photofinishing plants.
(d) Includes warranty expense of $4.0 million before tax in 1993 due to a change in accounting estimate and provisions in 1990 of $13.7 million before tax for the consolidation of lawn and garden manufacturing facilities and $4.8 million before tax for the write-off of excess inventory created as a result of the elimination of certain models from lawn and garden product lines.

     Photofinishing: In 1988, the Company combined its photofinishing operations, with the domestic photofinishing operations of Eastman Kodak Company in a transaction accounted for as a purchase, forming a jointly owned company, Qualex Inc. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     In October, 1993, Qualex entered into an Agreement of General Partnership with JVQ Capital One, Inc. for the purpose of acquiring, owning, holding, leasing, and selling on-site microlab equipment. In the future, Qualex intends to sell to this partnership qualifying leases of microlab equipment with the result that Qualex will record income upon the sale of the lease rather than over the life of the lease. Qualex will continue to service the equipment under an agreement with the lessee of the equipment and will pay fees for management and leasing services to the parent corporation of JVQ Capital One, Inc., a general partner.

     Actava, which owns 51% of the voting shares of Qualex, consolidates the accounts of Qualex with its accounts. Kodak's interest in the earnings and equity of Qualex are reflected as minority interest.

     Photofinishing sales increased $4.4 million or .6% in 1993 as compared to 1992 due primarily to the conversion of former microlab operating leases to salestype financing leases as a result of the expiration of early cancellation periods for certain of such leases. An overall increase in equivalent prints processed from 1992 to 1993 partially offset continued per print price declines. Photofinishing sales increased $121.1 million or 18.6% in 1992 as compared to 1991. Generally, Qualex experienced price declines of 4% to 5% during the 1992 year while sales increased. These price decreases occurred due to the effect of price reductions offered by competitors and the associated demand for similar prices from Qualex customers. The primary reasons for the sales increase were the added print volume resulting from acquisitions finalized in the last quarter of 1991 and in January 1992 (SEE "ACQUISITIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), and an overall increase in rolls processed through comparable 1991 plants, partially offset by continued price declines. Although sales increased in 1993, per print price continued to decline, resulting in a decrease in gross profit as a percent of sales from 31.3% for 1992 to 28.3% for 1993, with 1992 restated to include route distribution costs as a cost of sales component. Gross profit dollars decreased $22.2 million in 1993 from 1992 levels. Gross profit as a percentage of sales was 31.3% for 1992 and 1991. However, because of the increase in sales, gross profit dollars rose $38.4 million or 18.9% in 1992 in comparison to 1991. The 1991 increase, however, was partially offset by increases in selling, general and administrative expenses. As a result of the additional sales volume, selling expense increased $8.1 million or 16.4% and route pick-up and delivery costs increased by $9.0 million or 14.7% for 1992 in comparison to 1991. In addition, advertising and promotional expenses decreased $1.7 million or 5.5% as a result of an accounting principle change which resulted in the deferral of $3.5 million of advertising expenses to later periods. If the accounting principle for the recognition of certain advertising expenses had not been changed, advertising and promotional expenses would have increased by $1.8 million or 5.8% in 1992. Qualex also incurred increased administrative expenses of $19.3 million or 24.8% for 1992 in comparison to 1991. This increase was primarily due to acquired administrative offices, amortization of intangibles associated with the 1991 and 1992 acquisitions and the increased volume of prints processed, even though the cost per print has decreased. As a result, operating profit before charges for plant relocations and consolidations increased $807,000 in 1993 and $9.6 million in 1992 when compared to respective prior periods. Charges for plant relocations and consolidations of $4.1 million for 1993 and $17.0 million for 1991 were provided, while no provision was made for 1992. This contributed to the increase in operating profit of $26.6 million, or 95%, from 1991 to 1992, and to a decrease in operating profit of $3.3 million, or 6%, from 1992 to 1993.

     In 1993 and 1991 Qualex recorded charges of $4.1 million and $17.0 million before tax benefits, respectively, primarily for the expenses associated with the relocation and consolidation of certain photofinishing plants and, in 1992, $725,000 for the consolidation of certain marketing and sales and operations functions. During 1992 and 1993, $33.3 million was charged against these reserves for the direct costs associated with plant and administrative relocations and consolidations and the reserve balance available for future charges was $6.8 million at December 31, 1993.

     As a result of the above factors, Qualex recorded an operating profit of $51.3 million for 1993, a decrease of $3.3 million or 6.0% from 1992. The operating profit for 1992 of $54.6 million was an increase of $26.6 million from 1991.

     Management anticipates lower pricing trends in the wholesale photofinishing industry to continue in 1994. Qualex will attempt to offset the effects of lower pricing with improved product mix, lower prices for paper and chemicals, the sale of certain microlab leases and continuing consolidations of plant facilities and administrative offices.

     Lawn and Garden: Snapper's sales to distributors decreased by $23.2 million, or 9.4% for 1993 in comparison to 1992, despite a strong retail sales year for lawn and garden equipment, as Snapper continued to control production to estimated retail sales by reducing production and shipments to distributors in order to decrease retail inventories. Sales for 1993 and 1992 were $225.0 million and $248.2 million, respectively. Gross profit as a percentage of sales decreased to 13.9% for 1993 as compared to 27.5% in 1992. Gross profit in dollars decreased by $37.0 million from $68.2 million to $31.2 million for these same respective periods. These decreases resulted from continuing manufacturing problems such as unfavorable manufacturing variances and cost over-runs for newly introduced products as well as an increase in product related expenses such as warranty. The start-up costs, overall product mix and delays associated with these new products negatively impacted Snapper's cost of sales. In addition, because Snapper's new Blackhawk(TM) line of mowers, which represented sales of approximately $10.9 million in 1993, is a lower price-point and margin product than the Snapper(TM) brand line, per unit gross margin has been lower when compared to last year's margins. Management does not expect sales of Blackhawk(TM) line to be as significant in 1994 as in 1993. A $4.0 million warranty expense was charged to operations in the fourth quarter of 1993 due to recent unanticipated increases in warranty claims. Also, gross profit was lower because of inventory shortages and shut-down costs for a company owned foreign distributor. Snapper's sales to distributors and gross profit increased $89.7 million and $40.2 million or 56.5% and 143.7%, respectively, for 1992 in comparison to 1991. 1991 sales to distributors were purposely reduced as a result of the decision to decrease retail inventories by producing and shipping less product than that sold at retail. Production and shipment to distributors was increased for the 1992 model year. In addition, in 1992 Snapper redesigned and reengineered its product offerings, with particular emphasis on recycling and mulching capability.

     Because sales were down for 1993, selling, general and administrative expenses, including sales volume related expenses such as co-operative advertising, decreased by 2.5% in comparison to 1992. Income of $849,000 was provided by reducing a reserve for plant relocation and consolidation in recognition of finalizing a plant closing. During 1993, Snapper's management extended the due dates of certain receivables for terms beyond one year and as a result recorded unearned discounts in the amount of approximately $1.8 million as a charge to other expense. The decreased gross profit, partially offset by reduced selling, general and administrative expenses, resulted in an operating loss of $17.1 million at Snapper in 1993 as compared to an operating profit of $17.8 million for 1992. Operating profit decreased $34.9 million in 1993, compared to 1992, because selling, general and administrative expenses remained relatively constant whereas gross profit decreased by $37.0 million. In 1991, Snapper initiated an aggressive retail marketing campaign in order to further accelerate the reduction of inventory. Snapper reduced its expenditures for marketing promotions and advertising campaigns in 1992 in comparison to 1991, concentrating its 1992 programs on the new product offerings with particular emphasis on mulching capabilities as well as quality and service. As a result, selling, general and administrative expenses decreased $28.1 million or 35.8% in 1992, in comparison to 1991. In addition, certain cost reductions were achieved as a result of the 1991 closing of two of the three Snapper manufacturing facilities. Management believes these savings were approximately $10.0 million. As a result of the factors discussed above, Snapper recorded an operating profit of $17.8 million in 1992 in comparison to an operating loss of $50.6 million for 1991.

     The Company announced in March, 1993, that it had retained Merrill Lynch to assist in exploring alternatives for realizing value from the Company's investment in Snapper. These efforts have not been successful and management believes they have resulted in a substantial distraction for Snapper's management, distributors and dealers. As a result, the Company has suspended its efforts to find alternatives for Snapper and has instructed Snapper's management to devote their full time and attention to improving operating results.

     On August 9, 1993, the Company announced that a new Chief Executive Officer had been employed for Snapper.

     Sporting Goods: Sales for Actava Sports increased by $111.2 million, or 85.7% for 1993 when compared to 1992. This increase is primarily due to the acquisition of DP in June, 1993. In addition to the increase resulting from the acquisition, sales increased for other Actava Sports companies during 1993. Gross profit as a percent of sales decreased from 20.1% to 13.8% for 1993 but gross profit in dollars increased by $7.2 million, or 27.4%, from $26.0 million to $33.2 million, when compared to 1992. Selling, general and administrative expenses increased by $10.3 million for 1993 as compared to 1992, from $20.1 million to $30.4 million. This was due to $8.6 million of DP selling, general and administrative expense incurred from the acquisition date to year-end 1993. Operating profit decreased from $5.9 million in 1992 to $2.7 million in 1993. The decrease in operating profit is primarily attributable to DP, which recorded a loss for the six months ended December 31, 1993 due to the cautious retail environment and production problems caused by late delivery of electronic components for treadmill equipment. Actava announced on October 26, 1993, that a new President and Chief Executive Officer had been appointed for DP.

     Sales for Actava Sports increased $13.2 million or 11.4% in 1992 as compared to 1991. Each of the three subsidiaries that comprised this segment in 1992 had increased net sales in 1992 to their major multi-unit retail customers. The Actava Sports operating profit of $5.9 million for 1992 was an increase of 33.3% from 1991. Operating profit as a percent of net sales was 4.5% and 3.7%, respectively, for 1992 and 1991. In addition, operating profit for 1991 included the impact of provisions for plant consolidations of $500,000 before tax benefits for the costs of consolidating the manufacturing and warehouse facilities of one of the companies in Actava Sports.

FINANCIAL POSITION

     Actava's working capital was $103.4 million at December 31, 1993 as compared to $176.1 million at December 31, 1992. The decrease reflects the loss incurred by the Company for 1993, repayment by Qualex of long-term debt using cash realized through collections and sales of accounts receivable, the payment of certain sinking fund requirements, the use of approximately $11.6 million of cash in the DP acquisition and $23.0 million of additional cash provided to DP. Increases in accounts receivable and increases in inventory are principally financed by borrowings from working capital lines of credit.

     Cash and short-term investments at Actava, excluding Qualex, decreased by $31.6 million in 1993, to $44.3 million. The primary reasons for this decrease were the cash requirements for the DP acquisition, plus a $15.0 million equity contribution and an $8.0 million working capital advance made by Actava to DP following the acquisition. Increased inventory also contributed to the decrease in cash. At December 31, 1993, approximately $5.0 million of Actava's cash and short-term investments were pledged to secure a Snapper credit line and approximately $20.7 million of cash and short-term investments were pledged to support outstanding letters of credit. Due to the seasonal nature of its businesses, the Company has the greatest need for funds in the first and last quarters of the year.

     For 1993, consolidated cash flows of $12.9 million were used by operations, investing activities used $25.0 million of cash, and financing activities provided $35.9 million of cash. Cash flow used by operations included depreciation of $44.7 million and amortization of $25.8 million. Investing activities used $25.0 million of cash, including payments for property, plant and equipment (net of disposals) of $39.5 million, payments for purchases of businesses of $9.4 million, representing the acquisition of DP, and net sales of investments of $34.2 million. Financing activities provided $35.9 million during the year with borrowings under short-term bank agreements of $52.3 million, net payments of $311,000 under longterm debt agreements, payments of subordinated debt of $1.8 million, and payments of dividends by Qualex and the Company of $8.6 million and $6.3 million, respectively.

     Actava's senior long-term debt increased slightly from $220.4 million at December 31, 1992 to $220.9 million at December 31, 1993. This increase is primarily attributable to borrowings by Qualex, partially offset by the termination of capitalized lease obligations for Snapper.

     Actava's long-term subordinated debt position of $190.6 million at December 31, 1993 is a decrease of $3.0 million from year-end 1992. Subordinated debt is 46.5% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

     The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments. SEE "SUBORDINATED DEBENTURES" IN NOTES TO FINANCIAL STATEMENTS.

     On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. SEE "ACQUISITIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company also entered into an agreement which may provide the seller with the right to receive additional payments of cash, or additional shares of Company Common Stock, depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The agreement gives the seller the right under certain circumstances, to require the Company to purchase the 1,090,909 shares issued to the seller in connection with the acquisition (the "Acquisition Shares") at a price equal to $11.00 per share. The payment of additional cash or the issuance of additional shares will not increase the cost recorded by Actava for DP, but will affect the manner in which the total purchase price is recorded by Actava. The right of the seller to receive additional payments of cash or additional shares of Company Common Stock becomes exercisable after June 8, 1994. In the event that a registration statement under the Securities Act of 1933, as amended, is in effect with respect to the Acquisition Shares, the Company may require the seller to sell the Acquisition Shares to purchasers other than the Company and pay to the seller the difference between the price received and $11.00 per share. The Company has filed a Registration Statement under the Securities Act of 1933, as amended, with respect to the Acquisition Shares. If the Registration Statement is not declared effective on or before June 8, 1994, the Company will be required to repurchase the Acquisition Shares for $12.0 million in cash. Any such repurchase would violate covenants in the Company's credit and subordinated debt agreements.

     Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. Under the terms of Actava's 6% Senior Subordinated Swiss Franc Bonds due 1996, Actava may not make any cash redemptions (in excess of the aggregate net cash proceeds from the sale of Common Stock) of its Common Stock or declare any cash dividends after September 30, 1985 in excess of $25 million plus (or minus) the net income (or loss) of Actava subsequent to September 30, 1985. As of December 31, 1993 Actava had approximately $3.4 million available for dividends or redemptions pursuant to this covenant. The Qualex credit agreement and the Shareholders' Agreement with Eastman Kodak Company also restrict the amount of net assets of Qualex which may be transferred to the Company or Kodak by dividend or other means. In addition, the DP credit agreement requires that Actava maintain, at all times, an unrestricted cash and short-term investment position of $20 million after September 30, 1994. Non-compliance with this requirement subjects this agreement to termination by the lender upon seventy-five days notice to Actava.

     In November 1991, the Company entered into a Loan Agreement with its 25.0% stockholder, Triton Group Ltd. ("Triton"), whereby Triton could borrow up to $32.0 million from the Company secured by the stock in the Company owned by Triton (the "Triton Loan"). SEE "TRITON GROUP LTD." IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Triton Loan Agreement was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton, as described in the Notes to the Consolidated Financial Statements. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until final maturity in April 1997. In December 1993, Triton and Actava entered into a further amendment to the Loan Agreement pursuant to which Triton made a principal payment of $5.0 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan, as described in the Notes to Consolidated Financial Statements. Triton has announced that it is seeking to make arrangements to prepay the remaining balance of approximately $26.7 million due under the Triton Loan and has obtained a bank commitment, subject to certain conditions, that would enable Triton to prepay its obligations in full. Triton has also announced, however, that it may seek to impose additional requirements on Actava as a condition to Triton's repayment of the loan.

     On December 31, 1993, the Company, excluding its subsidiaries and Snapper, had $9.3 million of unrestricted cash and short-term investments. The Company's subsidiaries, excluding Qualex, had unused borrowing capacity of approximately $36.5 million at December 31, 1993 under credit agreements secured by assets such as accounts receivable and inventory. Such subsidiaries, however, are restricted by financial covenants in their credit agreements from paying the Company more than 70% of their net income as dividends. Qualex is subject to similar restrictions under its credit agreements. In addition, Qualex is subject to the Change of Control provisions in the Shareholders Agreement between the Company and Kodak. These Change of Control provisions could have the effect of eliminating the Company's ability to control the payment of dividends by Qualex. During 1994, the Company will be entitled, under these covenants, to receive approximately $8.8 million in cash dividends from its subsidiaries, including Qualex and Snapper, based on their earnings in 1993 plus an additional dividend of approximately $4.7 million from Qualex pursuant to a waiver of the dividend restrictions by the lender to Qualex. These subsidiary dividends are usually paid in the first three months of the year. The Company uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments, debt service, and dividend payments to shareholders. On March 3, 1994, the Company announced it was suspending dividend payments to shareholders, which will result in approximately $6.3 million of cash savings in 1994. The Company, excluding its subsidiaries and Snapper, has debt service payments scheduled in 1994 of approximately $21.3 million, and the Company anticipates that its total cash needs in 1994 will exceed the anticipated amount of additional cash to be received by the Company, including dividends from its subsidiaries. As a result, if the Company does not receive additional cash through either a refinancing, the repayment of the Triton Loan or the realization of value from the sale or partial sale of one of its operating entities, the Company will end 1994 with less unrestricted cash and short-term investments than it held at the end of 1993.

     The amended credit agreements (SEE "NOTES PAYABLE AND LONG-TERM DEBT" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS), with Snapper and one of the Company's sporting goods subsidiaries contain financial covenants (involving tangible net worth, book net worth and other matters) which the Company must comply with to prevent a default. A default under these credit agreements would have serious adverse consequences, including the elimination of funding for the operations of Snapper and the sporting goods company, as well as the prohibition on payment of any dividends to the Company by these businesses. As a result of the net loss for 1993, it was necessary for the Company to obtain financial covenant amendments from the lenders in order for the Company to be in compliance with these covenants at December 31, 1993. Management expects the Company to remain in compliance with these covenants, as amended, for the first and second quarters of 1994 and thereafter if certain events take place, including increased earnings. Management expects that the Company would continue to be in compliance after the second quarter of 1994 without regard to increased earnings if the $26.7 million Triton Loan is repaid because the Triton Loan is excluded for purposes of determining compliance with certain covenants in the credit agreements. If existing cash, dividends from subsidiaries and payments on the Triton Loan are not sufficient to meet its cash requirements, the Company will seek to generate additional cash by selling or pledging certain assets, and will consider additional options to reduce its cash expenditures.

OTHER ITEMS

     On March 28, 1991, the Qualex Shareholders Agreement between Actava and Eastman Kodak Company was amended. The amendment stipulates that a change of control of Actava, as defined in the Shareholders' Agreement ("Change of Control"), occurred on February 6, 1991. However, in the amendment, Kodak waived its Change of Control rights under the Shareholders' Agreement with respect to the February 6, 1991 Change of Control. Kodak may withdraw its waiver and enforce its rights under the agreement as of each March 1, by providing Actava with 30 days written notice. Kodak did not give the notice required to exercise its Change of Control rights on March 1, 1994. The amendment also provides that the Board of Directors of Qualex would be increased to nine members, comprised of five representatives of Actava, three representatives of Kodak and the chief executive officer of Qualex.

     Since the formation of Qualex in March, 1988, Actava has consolidated the accounts of Qualex as Actava has a controlling interest in the entity. Actava's controlling interest includes ownership of 51% of the voting securities of Qualex and majority representation on Qualex's Board of Directors. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. While the March, 1991 amendment does not change Actava's controlling interest in Qualex, if Kodak were to withdraw its waiver, or if an additional Change of Control of Actava were to occur, the Shareholders' Agreement, as amended, provides for the redemption of certain of Qualex's preferred stock, including the voting preferred stock owned by Actava. Upon redemption, Actava would own 50% of the voting securities of Qualex. While Actava's voting stock would be reduced from 51% to 50%, this change would not alter Actava's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of Actava, five representatives of Kodak and the chief executive officer of Qualex and all actions of the board would require the affirmative vote of at least seven board members. In the event these changes were to occur, Actava may possibly be deemed to no longer control Qualex and Actava would no longer be in a position to unilaterally control, among other things, the declaration of dividends to Actava and Kodak by Qualex as the declaration would require the concurrence of Kodak.

     If Actava were deemed in the future to no longer be in control of Qualex, Actava would cease to consolidate the accounts of Qualex. In that event, Actava would account for its ownership of Qualex using the equity method of accounting. Such a development would not affect the net income and shareholders' equity of Actava. However, Actava's consolidated total assets, liabilities, sales and costs and expenses would be reduced as they would no longer include specific accounts of Qualex. If Actava had accounted for Qualex using the equity method during all of 1993, Actava's total assets and liabilities at December 31, 1993 would have been $696.4 million and $500.5 million, respectively, and sales and total costs and expenses would have been $465.8 million and $519.0 million, respectively.

     Actava's manufacturing and processing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1993, and are not expected to be material in future years for compliance in regard to its 1993 facilities. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $300,000 for all three sites. The Company is participating with the Federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. DP is also complying with various requirements under a compliance order under the Resource Conservation Recovery Act as administered by the State of Alabama. Upon the acquisition of DP, a reserve of approximately $1.5 million was established for expected clean-up costs.

                               OTHER SEGMENT DATA

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                          (IN MILLIONS)
ASSETS
  Photofinishing...............................................  $  778.2    $  787.8    $  702.2
  Lawn and Garden..............................................     230.7       236.8       186.3
  Sporting Goods...............................................     165.7        47.2        45.3
                                                                 --------    --------    --------
     Segments..................................................   1,174.6     1,071.8       933.8
     Corporate(a)..............................................     100.5       146.1       155.8
                                                                 --------    --------    --------
          Total................................................  $1,275.1    $1,217.9    $1,089.6
                                                                 --------    --------    --------
                                                                 --------    --------    --------
DEPRECIATION AND AMORTIZATION
  Photofinishing...............................................  $   58.3    $   50.3    $   35.7
  Lawn and Garden..............................................       8.9         8.1         7.6
  Sporting Goods...............................................       3.1          .4          .4
                                                                 --------    --------    --------
     Segments..................................................      70.3        58.8        43.7
     Corporate.................................................        .1          .2          .3
                                                                 --------    --------    --------
          Total................................................  $   70.4    $   59.0    $   44.0
                                                                 --------    --------    --------
                                                                 --------    --------    --------
CAPITAL EXPENDITURES
  Photofinishing...............................................  $   43.9    $   68.5    $   45.5
  Lawn and Garden..............................................       6.4        13.0        13.7
  Sporting Goods...............................................        .3          .2          .2
                                                                 --------    --------    --------
     Segments..................................................      50.6        81.7        59.4
     Corporate.................................................        --          .1          .1
                                                                 --------    --------    --------
          Total................................................  $   50.6    $   81.8    $   59.5
                                                                 --------    --------    --------
                                                                 --------    --------    --------

- ---------------

(a) Corporate assets consist primarily of short-term investments, land, notes receivable and certain property and equipment.

ACCOUNTING PRINCIPLE DEVELOPMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Actava adopted the new method of accounting for income taxes on January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and therefore, possibly the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a significant impact to net income when reported as the cumulative effect of a change in accounting principle in the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- INCOME TAXES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits on January 1, 1993. The adoption of Statement No. 106 resulted in a $4.4 million charge to net income and was reported as the cumulative effect of a change in accounting principle in the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

     The Company and its subsidiaries provide benefits to former or inactive employees after employment, but before retirement, such as severance benefits, continuation of health care benefits and life insurance coverage.

The costs of these are currently accounted for on a pay-as-you-go (cash) basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the obligation to provide these benefits when certain conditions are met. The Company is required to adopt the new method of accounting for these benefits no later than January 1, 1994. The adoption of Statement No. 112 will not have a significant effect on the Company's financial position or results of operations.

     The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company is required to adopt the new method of accounting no later than January 1, 1994. The adoption of Statement No. 115 will not have a significant impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required under this item is submitted as a separate section in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

     Incorporated by reference to the Proxy Statement for the 1994 annual meeting of stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

                         INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors................................................   F-3
    Consolidated Balance Sheets as of December 31, 1993 and 1992..................   F-4
    Consolidated Statements of Operations for the years ended December 31, 1993,
      1992 and 1991...............................................................   F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1993,
      1992 and 1991...............................................................   F-6
    Consolidated Statements of Stockholders' Equity for the years ended December
      31, 1993, 1992 and 1991.....................................................   F-7
    Notes to Consolidated Financial Statements -- December 31, 1993...............   F-8
    Summary of Quarterly Earnings and Dividends...................................  F-30

     (a)(2) Schedules

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules of The Actava Group Inc. and subsidiaries are included in Item 14(d):

                                                                                    PAGE
                                                                                    ----
Schedule II    --   Amounts Receivable From Related Parties and Underwriters,
                    Promoters, and Employees Other Than Related Parties...........   S-2
Schedule III   --   Condensed Financial Information of The Actava Group Inc.......   S-3
Schedule V     --   Property, Plant and Equipment.................................   S-7
Schedule VI    --   Accumulated Depreciation, Depletion and Amortization of
                    Property, Plant and Equipment.................................   S-8
Schedule VIII  --   Valuation and Qualifying Accounts.............................   S-9
Schedule IX    --   Short-term Borrowings.........................................  S-12
Schedule X     --   Supplementary Income Statement Information....................  S-13

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (a)(3) Listing of Exhibits.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  3(a)(i)        Restated Certificate of
                 Incorporation of Actava
  3(b)(i)        Restated By-laws of Actava
  4(a)           Reference is made to Exhibit
                 3(a)(i)
  4(b)(i)        Indenture dated as of August     Application on Form T-3 for    Exhibit T3C
                 1, 1973, with respect to         Qualification of Indenture
                 9 1/2% Subordinated              under the Trust Indenture Act
                 Debentures due August 1,         of 1939 (File No. 22-7615)
                 1998, between Actava and
                 Chemical Bank, as Trustee
  4(b)(ii)       Agreement among Actava, Chem-    Registration Statement on      Exhibit 4(d)(ii)
                 ical Bank and Manufacturers      Form S-14 (Registration No.
                 Hanover Trust Company, dated     2-81094)
                 as of September 26, 1980,
                 with respect to successor
                 trusteeship of the 9 1/2%
                 Subordinated Debentures due
                 August 1, 1998
  4(b)(iii)      Instrument of resignation,       Annual Report on Form 10-K     Exhibit 4(d)(iii)
                 appointment and acceptance       for the year ended December
                 dated as of June 9, 1986         31, 1986
                 among Actava, Manufacturers
                 Hanover Trust Company and
                 Irving Trust Company, with
                 respect to successor trustee-
                 ship of the 9 1/2%
                 Subordinated Debentures due
                 August 1, 1998
  4(c)(i)        Indenture dated as of March      Registration Statement on      Exhibit 2(d)
                 15, 1977, with respect to        Form S-7 (Registration No.
                 9 7/8% Senior Subordinated       2-58317)
                 Debentures due March 15,
                 1997, between Actava and The
                 Chase Manhattan Bank, N.A.,
                 as Trustee
  4(c)(ii)       Agreement among Actava, The      Registration Statement on      Exhibit 4(e)(ii)
                 Chase Manhattan Bank, N.A.       Form S-14 (Registration No.
                 and United States Trust          2-81094)
                 Company of New York, dated as
                 of June 14, 1982, with
                 respect to successor
                 trusteeship of the 9 7/8%
                 Senior Subordinated
                 Debentures due March 15, 1997
  4(d)(i)        Indenture between National       Post-Effective Amendment No.   Exhibit T3C
                 Industries, Inc. and First       1 to Application on Form T-3
                 National City Bank, dated        for Qualification of
                 October 1, 1974, for the 10%     Indenture Under The Trust
                 Subordinated Debentures, due     Indenture Act of 1939 (File
                 October 1, 1999                  No. 22-8076)

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(d)(ii)       Agreement among National In-     Registration Statement on      Exhibit 4(f)(ii)
                 dustries, Inc., Actava,          Form S-14 (Registration No.
                 Citibank, N.A., and Marine       2-81094)
                 Midland Bank, dated as of
                 December 20, 1977, with
                 respect to successor trustee-
                 ship of the 10% Subordinated
                 Debentures due October 1,
                 1999
  4(d)(iii)      First Supplemental Indenture     Registration Statement on      Exhibit 2(q)
                 among Actava, National Indus-    Form S-7 (Registration No.
                 tries, Inc. and Marine           2-60566)
                 Midland Bank, dated January
                 3, 1978, supplemental to the
                 Indenture dated October 1,
                 1974 between National and
                 First National City Bank for
                 the 10% Subordinated
                 Debentures due October 1,
                 1999
  4(e)           Public Bond Issue Agreement      Annual Report on Form 10-K     Exhibit 4(h)
                 dated February 19, 1986, with    for the year ended December
                 respect to 6% Senior             31, 1985
                 Subordinated Swiss Franc
                 Bonds due March 6, 1996,
                 among Actava, Soditic S.A.
                 and certain other
                 institutions named therein
  4(f)           Indenture dated as of August     Annual Report on Form 10-K     Exhibit 4(i)
                 1, 1987 with respect to          for the year ended December
                 6 1/2% Convertible               31, 1987
                 Subordinated Debentures due
                 August 4, 2002, between Ac-
                 tava and Chemical Bank, as
                 Trustee
  4(g)           Loan and Security Agreement,     Amendment No. 1 to Registra-   Exhibit 4(i)
                 dated as of April 30, 1992,      tion Statement on Form S-3
                 with respect to $35 million      (Registration No. 33-48202)
                 secured revolving credit
                 facility, among Actava,
                 certain of its subsidiaries
                 and Barclays Business Credit,
                 Inc.
  4(h)           Senior Note Agreement, dated     Amendment No. 1 to Registra-   Exhibit 4(j)
                 as of June 8, 1992, with         tion Statement on Form S-3
                 respect to private placement     (Registration No. 33-48202)
                 of $200 million of Senior
                 Notes due 1997, 1999 and
                 2002, among Qualex Inc. and
                 the purchasers listed
                 therein.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(i)           Credit Agreement, dated as of
                 October 30, 1992, with
                 respect to a $115 million
                 revolving credit facility,
                 among Qualex Inc. and the
                 eight participants thereto. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the Commission
                 upon request.
  4(j)(i)        Finance and Security
                 Agreement, dated as of
                 October 30, 1992, with
                 respect to a revolving credit
                 facility of up to $100
                 million, between Actava
                 Industries, Inc. and ITT
                 Commercial Finance Corp. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant; how-
                 ever, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.
  4(j)(ii)       Amendment, dated as of March
                 29, 1994, to Finance and
                 Security Agreement, dated as
                 of October 30, 1992, with
                 respect to a revolving credit
                 facility of up to $100
                 million, between Actava In-
                 dustries, Inc. and ITT
                 Commercial Finance Corp. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant;
                 however, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.
  4(k)           Loan and Security Agreement,
                 dated as of December 29,
                 1992, with respect to a
                 revolving credit facility of
                 up to $35 million between
                 Nelson/Weather-Rite, Inc. and
                 BA Business Credit, Inc. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant; how-
                 ever, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(l)(i)        Finance and Security
                 Agreement, dated as of
                 December 15, 1993, with
                 respect to a revolving credit
                 facility of up to $50
                 million, between Diversified
                 Products Corporation and ITT
                 Commercial Finance Corp. and
                 the Provident Bank. A copy of
                 this agreement is not filed
                 as the debt does not exceed
                 10% of the total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the commission
                 upon request.
  4(l)(ii)       Amendment, dated as of March
                 29, 1994, to Finance and
                 Security Agreement, dated as
                 of December 15, 1993, with
                 respect to a revolving credit
                 facility of up to $50
                 million, between Diversified
                 Products Corporation and ITT
                 Commercial Finance Corp. and
                 the Provident Bank. A copy of
                 this agreement is not filed
                 as the debt does not exceed
                 10% of the total assets of
                 registrant; however, regis-
                 trant hereby agrees to
                 furnish a copy of such
                 agreement to the commission
                 upon request.
  4(m)           Revolving Loan and Security
                 Agreement, dated as of April
                 29, 1993, with respect to a
                 revolving credit facility of
                 up to $10 million between
                 Willow Hosiery Company, Inc.
                 and Sterling National Bank
                 and Trust Company of New
                 York. A copy of this
                 agreement is not filed as the
                 debt does not exceed 10% of
                 the total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the Commission
                 upon request.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(n)           Amended and Restated $5
                 Million Revolving Note,
                 Amended and Restated $3
                 Million Letter of Credit
                 Note, and First Amendment to
                 the Revolving Loan Agreement
                 dated as of August 31, 1993,
                 and Revolving Loan Agreement
                 dated as of August 24, 1992,
                 between Hutch Sports USA Inc.
                 and the Fifth Third Bank.
                 Copies of these agreements
                 are not filed as the debt
                 does not exceed 10% of the
                 total assets of the
                 registrant; however,
                 registrant hereby agrees to
                 furnish copies of such agree-
                 ments to the Commission upon
                 request.
 10(a)(i)        1982 Stock Option Plan of        Proxy Statement dated March    Exhibit A
                 Actava                           31, 1982
 10(a)(ii)       1989 Stock Option Plan of        Proxy Statement dated March    Exhibit A
                 Actava                           31, 1989
 10(a)(iii)      1969 Restricted Stock Plan of    Annual Report on Form 10-K     Exhibit 10(a)(iii)
                 Actava                           for the year ended December
                                                  31, 1990
 10(a)(iv)       1991 Non-Employee Director       Annual Report on Form 10-K     Exhibit 10(a)(iv)
                 Stock Option Plan                for the year ended December
                                                  31, 1991
 10(a)(v)        Amendment to 1991 Non-Em-        Annual Report on Form 10-K     Exhibit 10(a)(v)
                 ployee Director Stock Option     for the year ended December
                 Plan                             31, 1992
 10(b)           Form of Severance Agreement      Annual Report on Form 10-K     Exhibit 10(c)
                 between officers of Actava       for the year ended December
                 and Actava dated May 20, 1985    31, 1985
 10(c)           Snapper Power Equipment          Annual Report on Form 10-K     Exhibit 10(c)
                 Profit Sharing Plan              for the year ended December
                                                  31, 1987
 10(f)(iii)      Termination Agreement between    Annual Report on Form 10-K     Exhibit 10(f)(iii)
                 J. B. Fuqua and Actava dated     for the year ended December
                 March 18, 1991                   31, 1990
 10(h)(i)        Retirement Plan executed No-     Annual Report on Form 10-K     Exhibit 10(h)(i)
                 vember 1, 1990 as amended to     for the year ended December
                 be effective January 1, 1989     31, 1990
 10(h)(ii)       Supplemental Retirement Plan     Annual Report on Form 10-K     Exhibit 10(j)
                 of Actava                        for the year ended December
                                                  31, 1983
 10(h)(iii)      Supplemental Executive           Annual Report on Form 10-K     Exhibit 10(h)(iii)
                 Medical Reimbursement Plan       for the year ended December
                                                  31, 1990

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(h)(iv)       Amendment to Supplemental Re-    Annual Report on Form 10-K     Exhibit 10(h)(iv)
                 tirement Plan of Actava          for the year ended December
                 effective April 1, 1992          31, 1991
 10(i)(i)        Shareholders' Agreement dated    Annual Report on Form 10-K     Exhibit 10(j)
                 as of December 7, 1987 by and    for the year ended December
                 between Eastman Kodak Company    1, 1987
                 and Actava
 10(i)(ii)       Amendment No. 1, dated as of     Current Report on Form 8-K     Exhibit 2(b)
                 March 29, 1988 to the            dated April 12, 1988
                 Shareholders' Agreement dated
                 as of June 7, 1987 between
                 Eastman Kodak Company and
                 Actava
 10(i)(iii)      Amendment No. 2, dated as of     Annual Report on Form 10-K     Exhibit 10(i)(iii)
                 March 28, 1991 to the            for the year ended December
                 Shareholders' Agreement dated    31, 1990
                 as of June 7, 1987 between
                 Eastman Kodak Company and
                 Actava
 10(j)           Stockholder Agreement dated      Quarterly Report on Form 10-Q  Exhibit 3
                 as of May 22, 1989 by and        for the three months ended
                 between Actava and Triton        June 30, 1989
                 Group Ltd.
 10(j)(ii)       Loan Agreement dated Novem-      Annual Report on Form 10-K     Exhibit 10(j)(ii)
                 ber 27, 1991 between Actava      for the year ended December
                 and Triton Group Ltd.            31, 1991
 10(k)(i)        Form of Post Employment Con-     Annual Report of Form 10-K     Exhibit 10(k)
                 sulting Agreement between of-    for the year ended December
                 ficers of Actava and Actava      31, 1991
 10(k)(ii)       Form of First Amendment to
                 Post-employment Consulting
                 Agreement between officers of
                 Actava and Actava
 10(l)           1992 Officer and Director        Annual Report on Form 10-K     Exhibit 10(l)
                 Stock Purchase Plan              for the year ended December
                                                  31, 1991
 10(m)           Director Group Medical Plan      Annual Report on Form 10-K     Exhibit 10(m)
                                                  for the year ended December
                                                  31, 1991
 10(n)           Form of Restricted Stock         Annual Report on Form 10-K     Exhibit 10(n)
                 Purchase Agreement between       for the year ended December
                 certain officers of Actava       31, 1991
                 and Actava
 10(o)           Incentive Bonuses for Certain    Annual Report on Form 10-K     Exhibit 10(o)
                 Corporate Officers               for the year ended December
                                                  31, 1991
 10(p)(i)        Forbearance Agreement dated      Amendment No. 1 Registration   Exhibit 10(o)
                 June 30, 1992 between Actava,    Statement on Form S-3 (Regis-
                 Triton Group Ltd. and            tration No. 33-48202)
                 Intermark, Inc.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(p)(ii)       Amendment, dated July 13,        Quarterly Report on Form 10-Q  Exhibit 5
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    June 30, 1992
                 between Actava, Triton Group
                 Ltd. and Intermark, Inc.
 10(p)(iii)      Amendment, dated July 30,        Quarterly Report on Form 10-Q  Exhibit 6
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    June 30, 1992
                 between Actava, Triton Group
                 Ltd. and Intermark, Inc., as
                 amended by Amendment to
                 Forbearance Agreement dated
                 July 13, 1992.
 10(p)(iv)       Amendment, dated September       Quarterly Report on Form 10-Q  Exhibit 4
                 23, 1992, to Forbearance         for the three months ended
                 Agreement dated June 30, 1992    September 30, 1992
                 between Actava Industries,
                 Inc., Triton Group Ltd. and
                 Intermark, Inc., as amended
                 by Amendments to Forbearance
                 Agreement dated July 13, 1992
                 and July 30, 1992.
 10(p)(v)        Amendment, dated October 7,      Quarterly Report on Form 10-Q  Exhibit 5
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    September 30, 1992
                 between Actava Industries,
                 Inc., Triton Group Ltd. and
                 Intermark, Inc., as amended
                 by Amendments to Forbearance
                 Agreement dated July 13, July
                 30, and September 23, 1992.
 10(q)           Agreement between The Actava     Annual Report on Form 10-K     Exhibit 10(q)
                 Group Inc. and J.B. Fuqua        for the year ended December
                 regarding sale by The Actava     31, 1992
                 Group, Inc. of rights in the
                 name "Actava".
 10(r)           Amended and Restated Loan        Quarterly report on Form 10-Q  Exhibit 19
                 Agreement between The Actava     for the three months ended
                 Group Inc. and Triton Group      June 30, 1993.
                 Ltd. dated June 25, 1993.
 10(s)           First Amendment, dated Au-       Quarterly Report on Form 10-Q  Exhibit 19
                 gust 19, 1993 to Amended and     for the three months ended
                 Restated Loan Agreement be-      September 30, 1993
                 tween The Actava Group Inc.
                 and Triton Group Ltd. dated
                 June 5, 1993
 10(t)           Second Amendment, dated De-
                 cember 7, 1993 to Amendment
                 and Restated Loan Agreement
                 between The Actava Group Inc.
                 and Triton Group Ltd. dated
                 June 25, 1993

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(u)           Form of Indemnification
                 Agreement between Actava and
                 each of its directors and
                 executive officers
 10(v)           1993 Incentive Bonus Plan for    Confidential Treatment Re-
                 certain corporate officers       quested by the Company. Filed
                                                  separately with the
                                                  Commission.
 11              Statement of computation of
                 earnings per share
 18              Letter regarding change in       Annual Report on Form 10-K     Exhibit 18
                 accounting principle for the     for the year ended December
                 costs associated with proof      31, 1992
                 advertising program.
 22              Subsidiaries of Actava
 23              Consent of Ernst & Young
 24              Powers-of-Attorney

- ---------------

(b) Reports on Form 8-K filed in the fourth quarter of 1993:
    None.
(c) The response to this portion of Item 14 is submitted as a separate section in this report.
(d) The response to this portion of Item 14 is submitted as a separate section in this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ACTAVA GROUP INC.

                                          By:  /s/  FREDERICK B. BEILSTEIN, III
                                               --------------------------------
                                                Frederick B. Beilstein, III
                                                 Senior Vice President and
                                                  Chief Financial Officer

Dated: March 31, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant ad in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------
                /s/  CHARLES R. SCOTT          President and Chief Executive    March 31, 1994
- ---------------------------------------------    Officer and Director
              Charles R. Scott                   (Principal Executive Officer)

       /s/  FREDERICK B. BEILSTEIN, III        Senior Vice President -- Chief   March 31, 1994
- ---------------------------------------------    Financial Officer (Principal
         Frederick B. Beilstein, III             Financial and Accounting
                                                 Officer)

                     *                         Director                         March 31, 1994
- ---------------------------------------------
              John E. Aderhold

                                               Director                         March 31, 1994
- ---------------------------------------------
               Michael E. Cahr

                     *                         Director                         March 31, 1994
- ---------------------------------------------
              J. M. Darden III

                     *                         Director                         March 31, 1994
- ---------------------------------------------
             John P. Imlay, Jr.

                     *                         Director                         March 31, 1994
- ---------------------------------------------
              Clark A. Johnson

                     *                         Director                         March 31, 1994
- ---------------------------------------------
               Anthony F. Kopp

                     *                         Director                         March 31, 1994
- ---------------------------------------------
               Richard Nevins

                     *                         Director                         March 31, 1994
- ---------------------------------------------
               Carl E. Sanders

    *By: /s/  FREDERICK B. BEILSTEIN, III
         ------------------------------------
         Frederick B. Beilstein, III
              Attorney-in-fact

                             THE ACTAVA GROUP INC.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

FORM 10-K-ITEM 14(A)(1) AND (2)

The Actava Group Inc. and Subsidiaries

List of Financial Statements and Financial Statement Schedules

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

  Consolidated balance sheets -- December 31, 1993 and 1992

  Consolidated statements of operations -- Years ended December 31, 1993, 1992 and 1991

  Consolidated statements of cash flows -- Years ended December 31, 1993, 1992 and 1991

  Consolidated statements of stockholders' equity -- Years ended December 31, 1993, 1992 and 1991

  Notes to consolidated financial statements -- December 31, 1993

     The following consolidated financial statement schedules of The Actava Group Inc. and subsidiaries are included in Item 14(d)

Schedule II     --  Amounts receivable from related parties and underwriters, promoters, and employees other than related parties
Schedule III    --  Condensed financial information of registrant
Schedule V      --  Property, plant and equipment
Schedule VI     --  Accumulated depreciation, depletion, and amortization of property, plant and equipment
Schedule VIII   --  Valuation and qualifying accounts
Schedule IX     --  Short-term borrowings
Schedule X      --  Supplementary income statement information

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders
The Actava Group Inc.

     We have audited the accompanying consolidated balance sheets of The Actava Group Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Actava Group Inc. and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the notes to consolidated financial statements, in 1993 Actava changed its method of accounting for income taxes and postretirement benefits, and in 1992 Actava changed its method of accounting for the cost of its proof advertising program.

                                          ERNST & YOUNG

Atlanta, Georgia
March 3, 1994,
  except for the
  Notes Payable
  and Long-Term Debt Note
  as to which the date
  is March 29, 1994

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                                  -----------------------
                                                                                     1993         1992
                                                                                  ----------   ----------
                                                                                      (IN THOUSANDS)
ASSETS
Current Assets
  Cash..........................................................................  $   18,770   $   20,792
  Short-term investments........................................................      29,635       63,842
  Receivables (less allowance for doubtful accounts of $10,227 in 1993 and
    $12,805 in 1992)............................................................     276,018      243,368
  Inventories...................................................................     108,439       63,987
  Prepaid expenses..............................................................      43,809       38,365
  Income tax benefits...........................................................      32,434       45,790
                                                                                  ----------   ----------
         Total Current Assets...................................................     509,105      476,144
Property, Plant and Equipment
  Land..........................................................................       8,303        8,700
  Buildings and improvements....................................................      72,289       57,490
  Machinery and equipment.......................................................     393,643      343,140
                                                                                  ----------   ----------
                                                                                     474,235      409,330
  Less allowances for depreciation..............................................    (198,881)    (165,720)
                                                                                  ----------   ----------
         Total Property, Plant and Equipment....................................     275,354      243,610
Notes Receivable from Triton Group Ltd..........................................      26,726       31,726
Other Assets (less allowance for doubtful notes and accounts of $3,988 in 1993
  and $3,104 in 1992)...........................................................      50,702       45,754
Long-term investments...........................................................      26,611       24,719
Intangibles (less accumulated amortization of $88,281 in 1993 and $65,219 in
  1992).........................................................................     386,626      395,913
                                                                                  ----------   ----------
         Total Assets...........................................................  $1,275,124   $1,217,866
                                                                                  ----------   ----------
                                                                                  ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................................................  $   86,163   $   69,665
  Accrued expenses and other current liabilities................................     177,720      160,810
  Notes payable.................................................................     135,114       64,795
  Current portion of long-term debt.............................................       6,665       10,013
                                                                                  ----------   ----------
         Total Current Liabilities..............................................     405,662      305,283
Deferred Income Taxes...........................................................      56,715       53,431
Long-Term Debt..................................................................     220,887      220,357
Subordinated Debt...............................................................     190,551      193,566
Minority Interest in Photofinishing Subsidiary..................................     205,395      205,382
Stockholders' Equity
  Common Stock (22,767,744 shares in 1993 and 1992).............................      22,768       22,768
  Additional capital............................................................      37,056       46,362
  Retained earnings.............................................................     236,334      292,266
  Less treasury stock -- at cost (5,132,558 shares in 1993 and 6,223,467 shares
    in 1992)....................................................................    (100,244)    (121,549)
                                                                                  ----------   ----------
         Total Stockholders' Equity.............................................     195,914      239,847
                                                                                  ----------   ----------
Contingent Liabilities and Commitments
         Total Liabilities and Stockholders' Equity.............................  $1,275,124   $1,217,866
                                                                                  ----------   ----------
                                                                                  ----------   ----------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1993          1992         1991
                                                            ----------    ----------    --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                          AMOUNTS)
Net sales.................................................  $1,241,111    $1,148,743    $924,635
Costs, expenses and other costs of products sold (includes
  $219,825 in 1993, $202,360 in 1992 and $172,652 in 1991
  purchased from Eastman Kodak Company)...................     957,440       812,932     669,129
Selling, general and administrative.......................     246,465       260,256     259,904
Interest expense..........................................      43,299        33,454      23,534
Provision for doubtful accounts...........................       7,262         3,419       5,485
Other (income) expense-net................................       2,915        (6,099)     (3,537)
Provision for plant relocations and consolidations........       3,231            --      18,969
Provision for employee agreements and related costs.......          --            --       6,839
                                                            ----------    ----------    --------
Total costs, expenses and other...........................   1,260,612     1,103,962     980,323
  Income (Loss) before Income Taxes, Minority Interest and
     Cumulative Effect of Change in Accounting
     Principle............................................     (19,501)       44,781     (55,688)
Income tax expense (benefit)..............................      15,163        23,328     (10,033)
                                                            ----------    ----------    --------
  Income (Loss) before Minority Interest and Cumulative
     Effect of Change in Accounting Principle.............     (34,664)       21,453     (45,655)
Minority interest.........................................      (8,526)      (10,888)     (5,166)
                                                            ----------    ----------    --------
  Income (Loss) before Cumulative Effect of Change in
     Accounting Principle.................................     (43,190)       10,565     (50,821)
Cumulative effect of change in accounting principle.......      (4,404)        1,034          --
                                                            ----------    ----------    --------
  Net Income (Loss).......................................  $  (47,594)   $   11,599    $(50,821)
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Earnings (Loss) Per Share of Common Stock
Primary
Continuing operations.....................................  $    (2.52)   $      .64    $  (3.08)
Cumulative effect of change in accounting principle.......        (.25)          .06          --
                                                            ----------    ----------    --------
Net Income (Loss).........................................  $    (2.77)   $      .70    $  (3.08)
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Pro forma Effect Assuming the Changes in Accounting
  Principles are Applied Retroactively:
Net Income (Loss).........................................  $  (43,190)   $   10,565    $(50,667)
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------
Net Income (Loss) Per Share...............................  $    (2.77)   $      .64    $  (3.07)
                                                            ----------    ----------    --------
                                                            ----------    ----------    --------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993       1992        1991
                                                               --------   ---------   ---------
                                                                        (IN THOUSANDS)
                                                                 INCREASE (DECREASE) IN CASH
Cash Flows from Operating Activities:
Net Income (Loss)............................................  $(47,594)  $  11,599   $ (50,821)
Cumulative effect of change in accounting principle..........    (4,404)      1,034          --
                                                               --------   ---------   ---------
Income (loss) before cumulative effect of change in
  accounting principle.......................................   (43,190)     10,565     (50,821)
Items providing cash from operating activities...............    30,243      13,714      95,965
                                                               --------   ---------   ---------
Net Cash Provided (Used) by Operating Activities.............   (12,947)     24,279      45,144
                                                               --------   ---------   ---------
Cash Flows from Investing Activities:
Purchases of investments (maturities over 90 days)...........   (99,510)    (99,198)   (288,996)
Sales of investments (maturities over 90 days)...............   111,851     107,932     284,980
Net sales of other investments...............................    21,866       6,143      50,739
Purchase of long-term investments............................        --     (24,719)         --
Payments for property, plant and equipment...................   (55,554)    (81,800)    (59,499)
Proceeds from disposals of property, plant and equipment.....    16,024      10,230       6,018
Payments for purchases of businesses.........................    (9,415)    (30,560)    (90,019)
Loans to Triton Group Ltd....................................     5,000      (1,426)    (30,300)
Other investing activities -- net............................   (15,221)     (3,604)      5,801
                                                               --------   ---------   ---------
Net Cash Used by Investing Activities........................   (24,959)   (117,002)   (121,276)
                                                               --------   ---------   ---------
Cash Flows from Financing Activities:
Net borrowings (payments) under short-term bank agreements...    52,284      51,107      (4,013)
Borrowings under long-term debt agreements...................    21,503     817,000     774,740
Payments on long-term debt agreements........................   (21,192)   (771,136)   (653,895)
Payments of subordinated debt................................    (1,847)       (200)     (5,824)
Proceeds from issuance of Actava Common Stock................                    --         365
Cash dividends paid by Qualex to minority interest...........    (8,614)     (3,886)     (5,884)
Cash dividends paid by Actava................................    (6,250)     (5,956)     (5,947)
                                                               --------   ---------   ---------
  Net Cash Provided by Financing Activities..................    35,884      86,929      99,542
                                                               --------   ---------   ---------
     Increase (Decrease) in Cash.............................    (2,022)     (5,794)     23,410
Cash at beginning of year....................................    20,792      26,586       3,176
                                                               --------   ---------   ---------
     Cash at End of Year.....................................  $ 18,770   $  20,792   $  26,586
                                                               --------   ---------   ---------
                                                               --------   ---------   ---------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK                               TREASURY STOCK
                                                    ----------------   ADDITIONAL   RETAINED   ------------------
                                                    SHARES   AMOUNT     CAPITAL     EARNINGS   SHARES    AMOUNT      TOTAL
                                                    ------   -------   ----------   --------   ------   ---------   --------
                                                                                 (IN THOUSANDS)
Balance -- January 1, 1991........................  22,768   $22,768    $ 46,276    $344,622    6,254   $(122,136)  $291,530
  Net (loss) for the year.........................                                   (50,821)                        (50,821)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (5,947)                         (5,947)
  Common Stock issued under employee stock
    options.......................................                          (220)                 (30)        585        365
  Common Stock purchased and other................                           306                               (2)       304
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1991......................  22,768    22,768      46,362     287,854    6,224    (121,553)   235,431
  Net income for the year.........................                                    11,599                          11,599
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (5,956)                         (5,956)
  Common Stock issued under employee stock
    options.......................................                                                 (1)          4          4
  Other, principally foreign currency translation
    adjustment....................................                                    (1,231)                         (1,231)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1992......................  22,768    22,768      46,362     292,266    6,223    (121,549)   239,847
  Net income for the year.........................                                   (47,594)                        (47,594)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (6,250)                         (6,250)
  Common Stock issued from Treasury...............                        (9,305)              (1,090)     21,305     12,000
  Other, principally foreign currency translation
    adjustment....................................                            (1)     (2,088)                         (2,089)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1993......................  22,768   $22,768    $ 37,056    $236,334    5,133   $(100,244)  $195,914
                                                    ------   -------   ----------   --------   ------   ---------   --------
                                                    ------   -------   ----------   --------   ------   ---------   --------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Actava and its majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Accounting Changes

  Change in Method of Accounting for Certain Advertising Costs

     Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize these costs at the time the advertising is placed by the customer. Under the proof advertising program, Qualex reimburses certain advertising costs incurred by its customers up to a percentage of sales to that customer. Qualex previously accrued such costs at the time of the initial sale. Qualex believes that this new method is preferable because it recognizes advertising expense as it is incurred rather than at the time of the initial sale to the customer. The 1992 adjustment of $1,034,000, net of income taxes of $1,437,000 and minority interest of $1,033,000, was included in income for 1992 to apply retroactively the new method. The 1992 adjustment before income taxes and minority interest was $3,504,000. The pro forma amounts presented in the consolidated statements of operations for 1992 and 1991 reflect the effect of the retroactive application of applying the new method and related taxes and minority interest.

  Change in Method of Accounting for Income Taxes

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes: deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method: deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

     As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The presentation of some items, such as depreciation, has changed; however, the cumulative effect of the change in accounting principle on pre-tax income from continuing operations, net income and financial position was not material.

  Change in Method of Accounting for Postretirement Benefits

     Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Accounting for Postretirement Benefits Other Than Pensions." The Company and its subsidiaries provide group medical plans and life insurance coverage for certain employees subsequent to retirement. The plans have been funded on a pay-as-you-go (cash) basis. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles, coinsurance and life-time maximums. The plan accounting anticipates future cost-sharing changes that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected medical trend rate for that year. The Company funds the excess of the cost of benefits under the plans over the participants' contributions as the costs are incurred. The coordination of benefits with medicare uses a supplemental, or exclusion of benefits, approach.

     As permitted by Statement 106, the Company elected to immediately recognize the effect in the statement of operations for the first quarter of 1993 as a $4,404,000 charge to net income as the cumulative effect of a change in accounting principle. The annual net periodic postretirement benefit expense for 1993 decreased by $38,000 as a result of adopting the new rules. Postretirement benefit expense for 1992 and 1991,

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
recorded on a cash basis, has not been restated. The pro forma amounts presented in the consolidated statements of operations reflect no effect of the retroactive application of applying the new method as it is not material. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan for 1993 is 14%. This trend rate is assumed to decrease in 1% decrements to 6% in 2001 and years thereafter. A 7% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation as of December 31, 1993, as compared to 9% for January 1, 1993. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations as of December 31, 1993, by 16% and the net periodic postretirement benefit cost by 18%.

     The following table presents the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $(1,094)    $  (990)
      Fully eligible active plan participants........................     (788)       (932)
      Other active plan participants.................................   (1,149)     (2,482)
                                                                       -------     -------
                                                                        (3,031)     (4,404)
    Plan assets......................................................       --          --
                                                                       -------     -------
    Accumulated postretirement benefit obligation in excess of plan
      assets.........................................................   (3,031)     (4,404)
    Unrecognized prior service cost..................................   (1,995)         --
    Unrecognized net (gain) or loss..................................      544          --
    Unrecognized transition obligation...............................       --       4,404
                                                                       -------     -------
    Accrued postretirement benefit cost..............................  $(4,482)    $    --
                                                                       -------     -------
                                                                       -------     -------

     Net periodic postretirement benefit cost includes the following components:

                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Service cost.....................................................  $    96     $    --
    Interest cost....................................................      296          --
    Amortization of unrecognized prior service cost..................     (154)         --
    Cash basis expense...............................................       --         102
                                                                       -------     -------
                                                                       $   238     $   102
                                                                       -------     -------
                                                                       -------     -------

  Change in Accounting Estimate

     During 1993, Snapper revised its estimate of accrued product warranty expense to reflect an increase in the amount of future warranty expense to be incurred due to increased warranty claims. This change in accounting estimate resulted in an additional $4,000,000 charge to net income in 1993.

Short-Term Investments

     Short-term investments which are classified as current assets are carried at the lower of aggregate cost or market value. These investments consist of interest bearing obligations and other obligations whose return is based upon market rates of interest. There is no significant concentration of short-term investments in any single issuer.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Marketable equity securities which are classified as long-term investments are carried at the lower of aggregate cost or market value. Marketable debt securities which are classified as long-term investments are carried at cost which approximates market value. Market values for these securities are based on quoted market prices. Interest income is accrued as earned, while dividend income is recorded on the exdividend date. The cost of marketable securities sold is determined on the specific identification method and realized gains and losses are reflected in income.

Inventories

     Inventories of finished goods, work in process and raw materials are stated at the lower of cost or market. The Last-In, First-Out (LIFO) method of determining cost is used for a substantial portion of these inventories.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives. Generally, depreciation is provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Amortization associated with capitalized leases is included in depreciation expense.

Intangibles

     Intangibles consist of the excess of the purchase price over the net asset of businesses acquired, customer lists and covenants not to compete. Amounts relating to the excess of the purchase price over the net assets of businesses acquired are amortized over a 40-year period using the straight-line method. Amounts relating to customer lists and covenants not to compete are amortized over two to five years or the life of the agreement, respectively. Management continuously evaluates intangible assets to determine that no diminishment in value has occurred.

     Intangible assets are summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Excess of purchase price over net assets of businesses
      acquired.......................................................  $349,546   $344,948
    Customer lists...................................................    29,847     40,912
    Covenants not to compete.........................................     7,233     10,053
                                                                       --------   --------
                                                                       $386,626   $395,913
                                                                       --------   --------
                                                                       --------   --------

Income Taxes

     Income taxes are provided for all taxable items in the statement of operations regardless of when these items are reported for federal income tax purposes. Actava elects to utilize certain provisions of the federal income tax laws to reduce current taxes payable. Deferred income taxes are provided for temporary differences in recognition of income and expenses for tax and financial reporting purposes.

     Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes: deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

Postemployment Benefits

     The Company and its subsidiaries provide benefits to former or inactive employees after employment, but before retirement, such as severance benefits, continuation of health care benefits and life insurance coverage. The costs of these are currently accounted for on a pay-as-you-go (cash) basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires employers to recognize the obligation to provide these benefits when certain conditions are met. The Company is required to adopt the new method of accounting for these benefits no later than January 1, 1994. The adoption of Statement No. 112 will not have a significant effect on the Company's financial position or results of operations.

Certain Investments in Debt and Equity Securities

     The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company is required to adopt the new method of accounting no later than January 1, 1994. The adoption of Statement No. 115 will not have a significant impact on the Company's financial position or results of operations.

Earnings Per Share of Common Stock

     Primary earnings per share are computed by dividing net income (loss) by the average number of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. Computations of common equivalent shares are based upon average prices during each period.

     Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus the additional shares that would result from the conversion of the 6 1/2% Convertible Subordinated Debentures. Net income (loss) is adjusted by interest (net of income taxes) on the 6 1/2% Convertible Subordinated Debentures. The computation of fully diluted earnings per share is used only when it results in an earnings per share number which is lower than primary earnings per share.

Revenue Recognition

     Sales from the lawn and garden and sporting goods segments are recognized when the products are shipped to their customers. Sales from the photofinishing segment are recognized when the products are delivered to their customer.

Index Protection Agreements

     The Company uses index protection agreements to hedge interest rate risk associated with its borrowings and to hedge the risk or market price fluctuations of commodities bought and sold in the normal course of business. These contracts are accounted for as hedges and any gains or losses are deferred and included in the basis of the underlying transactions. Cash flows from the contracts are accounted for in the same categories as the cash flows from the items being hedged.

     During 1993, Qualex entered into a $100,000,000 notional amount interest rate swap agreement which expires in 1996. Under the agreement, Qualex pays a variable interest rate based on the London interbank offered rate (LIBOR) and receives a variable amount based on the difference between LIBOR and prime

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
rate. At December 31, 1993, termination of this interest rate swap agreement would require a cash payment by Qualex of $1,158,000 based on market quotes. Qualex also entered into various commodity swaps to provide protection for silver recoveries from photofinishing processes. During 1993 and 1992, Qualex received $835,000 and $12,335,000, respectively, from the termination of such swap agreements. These gains were deferred and are being amortized over the original agreement terms. During 1993 and 1992, $2,928,000 and $1,683,000 of these gains were amortized as reductions of cost of sales while $1,961,000 and $782,000 of gain amortization reduced interest expense in 1993 and 1992, respectively. At December 31, 1993 and 1992, respectively, $7,422,000 and $11,476,000 of these gains were recorded as deferred income. At December 31, 1993, termination of the commodity swap agreements would require cash payments by Qualex of $18,688,000 based on market quotes.

Self-Insurance

     The Company is primarily self-insured for workers' compensation, health, automobile, product and general liability costs. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

Reclassifications

     Certain reclassifications were made in prior years' financial statements to conform to current presentations.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

     The following tables provide additional information related to the Consolidated Statements of Cash Flows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
Items providing (not providing) cash from continuing
  operations:
  Minority interest............................................  $  8,526   $ 11,922   $  5,166
  Depreciation.................................................    44,665     35,030     30,896
  Amortization.................................................    25,780     24,006     13,118
  Provision for doubtful accounts..............................     7,262      3,419      5,485
  Provision for plant relocations and consolidations...........     3,231         --     18,969
Changes in operating assets and liabilities, net of effects
  from purchases and dispositions:
  Accounts receivable..........................................   (30,665)   (25,464)    41,399
  Inventories..................................................   (31,435)    (4,763)    27,336
  Prepaid expenses and other assets............................   (13,912)   (23,621)    (2,965)
  Accounts payable, accrued expenses and other current
     liabilities...............................................       299    (22,129)   (12,603)
  Current and deferred taxes...................................    16,118     16,332    (24,336)
  Other operating activities -- net............................       374     (1,018)    (6,500)
                                                                 --------   --------   --------
Net items providing cash from continuing operations............  $ 30,243   $ 13,714   $ 95,965
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Net assets of business sold:
  Total assets.................................................  $     --   $     --   $  2,696
  Total liabilities............................................        --         --        871
                                                                 --------   --------   --------
  Net assets...................................................  $     --   $     --   $  1,825
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Net assets of businesses purchased:
  Total assets.................................................  $ 71,693   $ 58,040   $127,825
  Total liabilities............................................    48,063     27,448     37,437
                                                                 --------   --------   --------
  Net assets...................................................  $ 23,630   $ 30,592   $ 90,388
                                                                 --------   --------   --------
                                                                 --------   --------   --------
  Interest paid................................................  $ 44,570   $ 27,279   $ 23,142
  Income taxes paid............................................  $ 11,406   $  3,334   $ 11,060
                                                                 --------   --------   --------
                                                                 --------   --------   --------

PHOTOFINISHING TRANSACTION

     Photofinishing operations are conducted by Qualex Inc., which was formed in March 1988 by the combination of Actava's photofinishing subsidiary with the domestic photofinishing operations of Eastman Kodak Company. While Actava and Kodak currently share Qualex's equity, income and dividends equally, Actava has 51% voting control by virtue of its ownership of 50% of Qualex's common stock and 100% of Qualex's voting preferred stock. Actava also has majority representation on the Qualex Board of Directors, although certain decisions, not including the declaration of dividends, require the concurrence of Kodak's Board representatives.

     Actava consolidates the accounts of Qualex and presents Kodak's portion of ownership and equity in the income of Qualex as minority interest.

     The Qualex Shareholders' Agreement between Actava and Eastman Kodak Company stipulates that upon a change of control at Actava certain Qualex preferred stock, including the voting preferred owned by

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

Actava, will be redeemed. On March 28, 1991, the Qualex Shareholders' Agreement between Actava and Kodak was amended. The amendment stipulates that a change of control of Actava, as defined in the Shareholders' Agreement, occurred on February 6, 1991. However, in the amendment Kodak waived its change of control rights under the Shareholders' Agreement with respect to the February 6, 1991 change of control. As of March 1, 1992, and each subsequent March 1, Kodak may withdraw its waiver, and enforce its rights under the Agreement by providing Actava with 30 days written notice. At March 3, 1994, Kodak had not provided notice to Actava of an election to withdraw its waiver. The Board of Directors of Qualex was increased from seven to nine members, comprised of five representatives of Actava, three representatives of Kodak and the chief executive officer of Qualex, pursuant to the amendment.

     Should Kodak withdraw its waiver or if an additional change in control of Actava were to occur and if the Qualex preferred stock were redeemed, Actava would own 50% of the voting securities of Qualex. While Actava's voting stock would be reduced from 51% to 50%, this change would not alter Actava's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of Actava, five representatives of Kodak and the chief executive officer of Qualex, and all actions of the Board would require the affirmative vote of at least seven board members. In the event these changes were to occur, Actava may possibly be deemed to no longer control Qualex and Actava would no longer be in a position unilaterally to control, among other things, the declaration of dividends to Actava and Kodak by Qualex.

     If Actava were deemed in the future to no longer be in control of Qualex, Actava would cease to consolidate the accounts of Qualex. In that event, Actava would account for its ownership of Qualex by using the equity method of accounting. Such a development would not affect the net income or shareholders' equity of Actava. However, Actava's consolidated total assets, liabilities, sales and costs and expenses would be reduced as they would no longer include the specific accounts of Qualex. If Actava had accounted for Qualex using the equity method during all of 1993, Actava's total assets and liabilities would have been $696,374,000 and $500,460,000, respectively, and sales and total costs and expenses would have been $465,812,000 and $518,963,000, respectively.

ACQUISITIONS

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The issuance of additional payments of cash or additional shares will not increase the cost to DP; any subsequent issuance will only affect the manner in which the total purchase price is recorded for Actava. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

     The following data represents the combined unaudited operating results of Actava on a pro forma basis as if the above transaction had taken place at the beginning of 1992. The pro forma information does not necessarily reflect the results of operations as they would have been had the transaction actually taken place at

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
that time. Adjustments include amounts of depreciation to reflect the fair value and economic lives of property, plant and equipment and amortization of intangible assets:

                                                                          PRO FORMA
                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                     1993           1992
                                                                  ----------     ----------
                                                                  (IN THOUSANDS EXCEPT PER
                                                                       SHARE AMOUNTS)
                                                                          UNAUDITED
    Sales.......................................................  $1,294,776     $1,304,993
    Net income (loss)...........................................     (56,988)         1,352
    Income (loss) per share -- primary..........................       (3.23)           .08

     During 1992, Qualex acquired Samiljan Foto, L.P. and certain other photofinishing operations for $21,228,000 and $22,997,000 respectively, including expenses. For one of the businesses in which Qualex purchased a majority interest in 1992, the sellers have the right to require Qualex to purchase the remaining interest, beginning in 1997, at an amount not to exceed $18,000,000. During 1991, Qualex acquired Guardian Photo Inc. and Phototron Corporation for $73,785,000 and $16,137,000, respectively, including expenses. In a concurrent transaction with the acquisition of Phototron Corporation, Actava, Kodak and Qualex settled the litigation brought against them by Phototron Corporation.

     These transactions were accounted for using the purchase method of accounting, accordingly; the assets and liabilities of the purchased businesses have been recorded at their estimated fair value at the dates of acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $23,321,000 and $53,848,000 during 1992 and 1991, respectively, in addition to $19,215,000 and $30,300,000 attributed to customer lists, respectively. The results of operations of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition.

     The following data represents the combined unaudited operating results of Actava on a pro forma basis as if the 1991 transactions had taken place at the beginning of 1991. Pro forma information for 1992 acquisitions would not be significantly different from the results reported. The pro forma information does not necessarily reflect the results of operations as they would have been had the transaction actually taken place at that time. Adjustments include amounts of depreciation to reflect the fair value and economic lives of property, plant and equipment and amortization of intangible assets.

                                                                                   PRO FORMA
                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                                      1991
                                                                                ----------------
                                                                                 (IN THOUSANDS
                                                                                EXCEPT PER SHARE
                                                                                    AMOUNTS)
                                                                                   UNAUDITED
Sales.........................................................................     $1,029,676
Net (loss)....................................................................        (53,538)
(Loss) per share -- primary...................................................          (3.24)

ACCOUNTS AND NOTES RECEIVABLE

     Receivables from sales of Actava's lawn and garden products amounted to $146,994,000 and $157,605,000 at December 31, 1993 and 1992, respectively. The receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk due to the common business of the customers are limited due to the number of customers

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
comprising the customer base and their geographic location. Ongoing credit evaluations of customer's financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

     Photofinishing sales are made to national, regional and local retailers located throughout the United States, including mass merchants, grocery store chains and drug store chains. Photofinishing receivables, which were $70,744,000 and $76,202,000 at December 31, 1993 and 1992, respectively, are unsecured and generally due within 20 days following the end of each month. Included in accounts receivable at December 31, 1993 and 1992 are $54,711,000 and $47,564,000, respectively, due from national retail chains. Of these amounts, $9,812,000 and $9,465,000 at December 31, 1993 and 1992, respectively, were receivable from one such customer on net sales of $84,297,000 and $86,611,000, respectively. The Company provides an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. Such losses have consistently been within management's expectations.

     Receivables from the sale of sporting goods are primarily from mass merchants and sporting goods retailers located throughout the United States. The receivables, which are unsecured, were $71,836,000 and $19,781,000 at December 31, 1993 and 1992, respectively, and are generally due within 30 to 60 days. Of these amounts, $23,362,000, and $4,686,000 are from the same four highest balance customers for December 31, 1993 and 1992, respectively. The companies which comprise the sporting goods group maintain allowances for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

TRITON GROUP LTD. LOAN

     At December 31, 1993, the Company had a $26,726,000 million note receivable from Triton Group Ltd. secured by 4,413,598 shares of Actava Common Stock. At December 31, 1992, $31,726,000 was outstanding under the agreement and was secured by 4,338,598 shares of Actava Common Stock.

     Effective June 25, 1993, the Company and Triton modified the terms of the loan as part of a plan of reorganization filed by Triton under Chapter 11 of the U.S. Bankruptcy Code. The modifications, which became effective June 25, 1993, included: extending the due date of the Loan to April 1, 1997; reducing the interest rate to prime plus 1 1/2% for the first six months following June 25, 1993, to prime plus 2% for the next six months, and to prime plus 2 1/2% for the remainder of the term of the note; revising collateral maintenance (margin call) requirements; and providing for release of collateral under certain circumstances. Under the modified agreements, Actava's right of first refusal with respect to any sale by Triton of its Actava Common stock will continue in effect until the loan is paid off. The Stockholder Agreement was amended to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors so long as Triton continues to own 20% or more of Actava's outstanding Common Stock.

     Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would have amended or eliminated the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement. On August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking preliminary injunction. The motion seeking a preliminary injunction was heard on August 10, 1993, and was denied. Triton then withdrew its motion to modify its Plan of Reorganization. Therefore, the provisions of the Amended and Restated Loan Agreement continue to remain in effect. On August 19, 1993, the Amended and Restated Loan agreement was amended to allow Triton to satisfy certain margin call requirements by making deposits to a Collateral Deposit Account in lieu of delivering certificates of deposit. The margin call provisions for principal repayments and transfers of shares of Company Common Stock were not amended. On December 7, 1993, the Amended and Restated Loan Agreement was amended, in connection with a $5,000,000 prepayment of principal received on December 7, 1993, to provide for quarterly principal payment installments of $1,250,000 due on the last day of each quarter

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The Agreement was also amended to require 75,000 additional shares of Actava Common Stock to be pledged as collateral and to modify the margin call provisions of the Agreement to provide a $7.50 minimum per share value of Actava Common Stock for purposes of determining the amount of any margin call mandatory payments. These modifications limit the circumstances under which Triton must pledge additional collateral for the loan; however, the 4,413,598 shares of Actava Common Stock owned by Triton will continue to be pledged to secure the loan until the loan is paid in full. At March 3, 1994, the pledged shares had a market value of $30,895,000 as compared to the loan balance of $26,726,000. In the opinion of management, the shares held as collateral are, and will continue to be, sufficient to provide for realization of the loan.

INVENTORIES

     Inventory balances are summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Finished goods and goods purchased for resale..................  $ 82,559     $ 49,279
    Raw materials and supplies.....................................    46,018       33,537
                                                                     --------     --------
                                                                      128,577       82,816
    Reserve for LIFO cost valuation................................   (20,138)     (18,829)
                                                                     --------     --------
                                                                     $108,439     $ 63,987
                                                                     --------     --------
                                                                     --------     --------

     Work in process is not considered significant.

     During 1991, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities which were carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The utilization of this lower cost inventory decreased net loss by approximately $1,487,000 and decreased loss per share of common stock by $.09.

LONG-TERM INVESTMENTS

     Marketable securities are summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Marketable equity securities, at lower cost or market............  $15,850     $15,031
    Bonds and commercial paper.......................................    3,003       7,430
    U.S. Treasury bills..............................................    7,758       2,258
                                                                       -------     -------
              Total..................................................  $26,611     $24,719
                                                                       -------     -------
                                                                       -------     -------

     Net realized gains (losses) on the sale of these securities totaled $(185,000) and $134,000 in 1993 and 1992, respectively, and have been included in the determination of income. At December 31, 1993, the value of marketable equity securities exceeded their cost by $265,000, while at December 31, 1992, unrealized losses on these securities of $201,000 were recorded to a valuation allowance and included in shareholders' equity. The market value of debt securities approximates cost.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities, including $31,392,000 in 1993 and $44,274,000 in 1992 due to Eastman Kodak Company, are summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Accrued salaries and wages.......................................  $  8,363   $ 10,211
    Accrued interest.................................................    14,471     15,741
    Accrued advertising and promotion................................    25,238     15,039
    Deferred income..................................................    13,791     17,251
    Self-insurance claims payable....................................    35,070     35,683
    Reserve for relocation and consolidation of photofinishing
      operations.....................................................     6,754     15,286
    Other............................................................    74,033     51,599
                                                                       --------   --------
                                                                       $177,720   $160,810
                                                                       --------   --------
                                                                       --------   --------

NOTES PAYABLE AND LONG-TERM DEBT

     Qualex has three separate line of credit agreements for working capital needs. These agreements are $5,000,000 each, for a total of $15,000,000. The Company pays a facility fee of 1/4% per annum on the committed line of credit agreements. At December 31, 1993, $3,200,000 was outstanding under these agreements while no amounts were outstanding at December 31, 1992.

     Included in Notes Payable at December 31, 1993 and 1992 is $87,359,000 and $58,243,000, respectively, which was outstanding under a three year Finance and Security Agreement which provides working capital to the Snapper division. The Agreement, dated October 23, 1992, is for $75,000,000 (and may be increased under certain circumstances up to $100,000,000 for a specified period of time). Interest is payable at the prime rate plus 3/4% to 1 1/4%, depending upon the prime rate in effect. The Agreement provides for the payment of an annual line fee of $487,500 which is subject to increases in certain circumstances. The loan is principally secured by Snapper assets and certain inventory of Snapper and requires Actava to comply with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; however, the assets potentially available as collateral are, in the aggregate, $173,068,000. As of March 29, 1994, effective as of December 31, 1993, various provisions of the Agreement, including the financial covenants, were amended.

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a three year Loan and Security Agreement with a financial institution to provide up to $35,000,000 of working capital. Interest is payable at the prime rate plus 1 1/4%. The Agreement provides for a facility fee of $350,000. The loan is principally secured by certain receivables and inventory of the subsidiary and requires the subsidiary to comply with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; however, the assets potentially available as collateral are, in the aggregate, $23,681,000. At December 31, 1993, $1,846,000 was outstanding under the agreement while no amounts were outstanding at December 31, 1992.

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a one-year Revolving Loan Agreement with a financial institution to provide up to $6,500,000 for working capital. Interest is payable at the prime rate of the financial institution. The loan is unsecured and requires the subsidiary to comply with various restrictive financial covenants. In August, 1993, the agreement was amended to increase the facility limit to $8,000,000 for a six-month period beginning

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

September 1, 1993, and to extend the term of the agreement until August 31, 1994. At December 31, 1993, $2,700,000 was outstanding under the Agreement while no amounts were outstanding at December 31, 1992.

     In April 1993, a Revolving Loan and Security Agreement with respect to a revolving credit facility of up to $10,000,000 was entered into by an Actava Sports subsidiary. Interest is payable at the prime rate plus 1%. The agreement provides for a facility fee of $25,000. The loan is principally secured by certain receivables and inventory of the subsidiary and requires the subsidiary to comply with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; however, the assets potentially available as collateral are, in the aggregate, $12,881,000. At December 31, 1993 and 1992, no amounts were outstanding under the agreement.

     In December 1993, an Actava Sports subsidiary, DP, entered into a Finance and Security Agreement with two financial institutions in order to provide up to $50,000,000 of working capital under a revolving credit facility. The agreement is secured by certain receivables, inventories, property, plant and equipment, and intangibles, as well as DP's issued and outstanding common stock and requires compliance with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; however, the assets potentially available as collateral are, in the aggregate, $109,000,000. As of March 29, 1994, effective December 31, 1993, various provisions of the Agreement, including the financial covenants, were amended. Interest is payable at the prime rate plus 1 1/2%. The Agreement provides for an annual facility fee of $375,000. At December 31, 1993, $36,178,000 was outstanding under the agreement.

     Long-term debt is summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Senior notes -- Qualex...........................................  $200,000   $200,000
    Revolving credit agreement -- Qualex.............................    10,000         --
    Capitalized lease obligations....................................       545      5,053
    Other long-term debt:
    Secured (4-9% notes due at various dates to 2002)................     1,900      2,630
    Unsecured (4-8% notes due at various dates to 2001)..............     8,442     12,674
                                                                       --------   --------
                                                                       $220,887   $220,357
                                                                       --------   --------
                                                                       --------   --------

     Qualex issued through a private placement $200,000,000 of Senior Notes in 1992 with September 1 maturities in 1997, 1999 and 2002 of $60,000,000, $70,000,000 and $70,000,000, respectively, with interest rates of 7.99%, 8.45%
and 8.84%, respectively.

     During 1992, Qualex entered into an unsecured $115,000,000 Revolving Credit Agreement with eight financial institutions which will expire in May 1995. Interest is payable under three rate options which are determined by reference to the prime rate, the London interbank offered rate plus 1/2% to 3/4%, and competitive bids. The Agreement provides for a participation fee of 1/8% and an annual facility fee of 1/4%. At December 31, 1993, $10,000,000 was outstanding under the agreement while no amounts were outstanding at December 31, 1992.

     The Qualex Credit Agreement and the Shareholders' Agreement with Eastman Kodak Company restrict the amount of net assets of Qualex which may be transferred to Actava by dividend or other means. At December 31, 1993, approximately $166,000,000 of the $194,000,000 representing Actava's share of the net assets of Qualex was restricted under the terms of these agreements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Collateral for certain of the long-term debt includes real property. Assets pledged as collateral under the borrowings are not material. Maturities of long-term and subordinated debt are $15,142,000 in 1995, $35,172,000 in 1996, $75,783,000 in 1997 and $59,121,000 in 1998.

     The fair value of Actava's long-term and subordinated debt, including the current portion, at December 31, 1993 is estimated to be approximately $445,000,000 and was estimated at $425,000,000 at December 31, 1992. This estimate is based on a discounted cash flow analysis using Actava's current incremental borrowing rates for similar types of agreements and on quoted market prices for issues which are traded. Actava does not anticipate settlement of long-term debt at fair value and currently does not intend to pay the debt prior to maturity.

SUBORDINATED DEBT

     Subordinated debt is summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    6% Senior Swiss Franc Bonds due 1996...........................  $ 30,152     $ 30,152
    6 1/2% Convertible Debentures due 2002.........................    75,000       75,000
    9 1/2% Debentures due 1998, net of unamortized discount of
      $1,308 in 1993 and $1,593 in 1992............................    58,176       57,891
    9 7/8% Senior Debentures due 1997, net of unamortized discount
      of $468 in 1993 and $661 in 1992.............................    20,532       23,339
    10% Debentures due 1999........................................     6,691        7,184
                                                                     --------     --------
                                                                     $190,551     $193,566
                                                                     --------     --------
                                                                     --------     --------

     In 1986 Actava issued 6% Senior Subordinated Swiss Franc Bonds due 1996 for 100,000,000 Swiss francs. Simultaneously, in order to eliminate exposure to fluctuations in the currency exchange rate over the life of the bonds, Actava entered into a currency swap agreement with a financial institution whereby Actava received approximately $48,000,000 in exchange for the Swiss Franc Bond proceeds. As a result of the swap agreement, Actava will, in effect, make its interest and principal bond repayments in U.S. dollars without regard for changes in the currency exchange rate. A default by the counterparty to the swap agreement would expose Actava to potential currency exchange risk on the remaining bond interest and principal payments in that Actava would be required to purchase Swiss francs at current exchange rates rather than at the swap agreement exchange rate. The amount of this potential risk cannot be currently calculated as the principal and interest payments will be made in future years and alternative swap agreements could be entered into by Actava. At December 31, 1993, the swap agreement has an effective exchange rate over its remaining term of .5459 Swiss francs per U.S. dollar while the U.S. dollar equivalent market exchange rate was .6734. After considering the stated interest rate, the cost of the currency swap agreement, taxes and underwriting commissions, the effective cost of the bonds is approximately 11.3%. The fair value of the currency swap as of December 31, 1993 and 1992, was $10,795,000 and $7,242,000, respectively;
however, this is subject to change as domestic interest rates and foreign currency markets are determining factors.

     Actava, at its option, may redeem the Senior Subordinated Swiss Franc Bonds at 101.0% plus accrued interest for one year subsequent to March 6, 1994 and at decreasing amounts thereafter. The Bonds include a covenant which restricts the amount of stockholders' equity available for cash dividends and the cash redemption of capital stock. At December 31, 1993, $3,412,000 was available for these purposes pursuant to this covenant.

     In 1987 Actava issued $75,000,000 of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into Actava's Common Stock at a conversion price of

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

$41 5/8 per share. At Actava's option the Debentures may be redeemed at 101% plus accrued interest prior to August 4, 1994 and at 100% thereafter.

     The 9 7/8% Senior Subordinated Debentures are redeemable at the option of Actava at 101.555% of the principal amount plus accrued interest if redeemed prior to March 15, 1994, and at decreasing prices thereafter. Mandatory sinking fund payments of $3,000,000 (which Actava may increase to $6,000,000 annually) began in 1982 and are intended to retire, at par plus accrued interest, 75% of the issue prior to maturity.

     At the option of Actava, the 10% Subordinated Debentures are redeemable, in whole or in part, at the principal amount plus accrued interest. Sinking fund payments of 10% of the outstanding principal amount commenced in 1989; however, Actava receives credit for Debentures redeemed or otherwise acquired in excess of sinking fund payments.

CAPITAL STOCK

  Preferred and Preference Stock

     There are 5,000,000 authorized shares of Preferred Stock and 1,000,000 authorized shares of Preference Stock, none of which were outstanding or designated as to a particular series at December 31, 1993.

  Common Stock

     There are 100,000,000 authorized shares of Common Stock, $1 par value. At December 31, 1993, 1992 and 1991 there were 17,635,186, 16,544,277 and
16,544,027 shares issued and outstanding, respectively, after deducting 5,132,558, 6,223,467 and 6,223,717 treasury shares, respectively.

     Actava has reserved the shares of Common Stock listed below for possible future issuance:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1993          1992
                                                                    ---------     ---------
    Stock options.................................................    761,000       871,375
    6 1/2% Convertible Subordinated Debentures....................  1,801,802     1,801,802
    Restricted stock plan.........................................    102,800       102,800
                                                                    ---------     ---------
                                                                    2,665,602     2,775,977
                                                                    ---------     ---------
                                                                    ---------     ---------

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

  Stock Options

     Actava's stock option plans provide for the issuance of qualified incentive stock options and nonqualified stock options. Incentive stock options may be issued at a per share price not less than the market value of Actava's Common Stock at the date of grant. Nonqualified options may be issued generally at prices and on terms determined by the stock option committee. The following table reflects changes in the incentive stock options issued under these plans:

                                                                                APPROXIMATE
                                                                                PRICE RANGE
                                                                      SHARES     PER SHARE
                                                                     --------   -----------
    Options outstanding at January 1, 1991.........................   138,525     $ 20-28
      Granted......................................................    64,500          12
      Exercised....................................................   (30,000)         12
      Canceled.....................................................   (13,000)         28
      Expired......................................................  (104,775)         20
                                                                     --------   -----------
    Options outstanding at December 31, 1991.......................    55,250       12-28
      Granted......................................................    60,000       12-15
      Exercised....................................................      (250)         12
      Canceled.....................................................   (17,125)      12-28
                                                                     --------   -----------
    Options outstanding at December 31, 1992.......................    97,875       12-28
      Granted......................................................    50,000        9-12
      Canceled.....................................................   (21,125)      12-28
                                                                     --------   -----------
    Options outstanding at December 31, 1993.......................   126,750     $  9-28
                                                                     --------   -----------
                                                                     --------   -----------

     During 1993 nonqualified options for 75,500 shares at $13.75 per share were granted.

     At December 31, 1993, incentive stock options totaling 64,000 shares were exercisable at prices ranging from $11.875 to $27.875 and nonqualified options totaling 53,875 shares were exercisable at prices ranging from $13.75 to $14.50. There were 591,550 and 696,300 shares under Actava's stock option plans at December 31, 1993 and 1992, respectively, which were available for the granting of additional stock options.

PROVISIONS FOR PLANT RELOCATION AND CONSOLIDATION

     The 1993 and 1991 consolidated provisions for plant relocations and consolidations include $4,096,000 and $17,037,000, respectively, before tax and minority interest for the costs of relocating or consolidating certain of Qualex's photofinishing plants. After tax benefit and minority interest, the Qualex provisions amounted to $1,038,000 and $5,196,000 or $.06 and $.31 per share for 1993 and 1991, respectively. In addition, the 1993 provision includes reductions of $865,000, before and after tax, or $.05 per share, to reserves for consolidating certain lawn and garden facilities and Actava Sports facilities. The 1991 provision also includes $500,000 before tax ($315,000 net of tax or $.02 per share) for consolidating facilities at a sporting goods subsidiary and $1,432,000 before tax ($945,000 net of tax or $.06 per share) for reducing the Actava corporate office facilities.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

OTHER INCOME -- NET

     Other income net of other (expenses) from continuing operations is summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1993       1992       1991
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Interest and investment income..........................  $ 8,731    $ 8,399    $ 7,459
    Miscellaneous income (expense)..........................  (11,646)    (2,300)    (3,922)
                                                              -------    -------    -------
                                                              $(2,915)   $ 6,099    $ 3,537
                                                              -------    -------    -------
                                                              -------    -------    -------

     Early payment interest credit expense which is the result of cash payments received by Snapper from distributors prior to receivable due dates is included in net miscellaneous income (expense). The early payment interest credit expense was $4,322,000 for 1993, $2,522,000 for 1992, and $4,348,000 for 1991.

INCOME TAXES

     Income tax expense (benefit) is composed of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             LIABILITY         DEFERRED
                                                              METHOD            METHOD
                                                             ---------    -------------------
                                                               1993        1992        1991
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
    Current federal........................................   $  7,620    $ 6,900    $  7,366
    Current state..........................................      3,451      4,360       3,256
    Deferred federal and state.............................      4,092     12,068     (20,655)
                                                             ---------    -------    --------
                                                              $ 15,163    $23,328    $(10,033)
                                                             ---------    -------    --------
                                                             ---------    -------    --------

     Income tax expense (benefit) computed by applying federal statutory rates to income (loss) before income taxes is reconciled to the actual income tax expense (benefit) as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             LIABILITY         DEFERRED
                                                              METHOD            METHOD
                                                             ---------    -------------------
                                                               1993        1992        1991
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
    Computed tax at statutory rates........................   $ (6,825)   $15,226    $(18,934)
    State tax, net of federal benefit......................      2,243      2,877       2,149
    Effect of tax rate changes on realization of timing
      differences..........................................        414        153         301
    Amortization of goodwill...............................      3,123      3,235       2,753
    Effect of nontax basis adjustments in connection with
      acquisitions.........................................         --        914       1,037
    Tax-exempt interest....................................        (26)       (80)        (70)
    Dividends received deduction...........................       (290)        --          --
    Undistributed earnings of majority-owned subsidiary....        603        812         351
    Over provision of current tax..........................         --         --       1,675
    Deferred tax valuation allowance.......................     16,227         --          --
    Other..................................................       (306)       191         705
                                                             ---------    -------    --------
                                                              $ 15,163    $23,328    $(10,033)
                                                             ---------    -------    --------
                                                             ---------    -------    --------

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Significant components of deferred tax assets and liabilities at December 31, 1993, are as follows:

                                                             DEFERRED TAX         DEFERRED TAX
                                                                ASSETS            LIABILITIES
                                                             ------------         ------------
                                                                      (IN THOUSANDS)
    Net operating loss carryforward........................    $ 30,383
    Reserves for losses and write-down of certain assets...      14,885
    Reserves for self-insurance............................      11,781
    Alternative minimum tax credit.........................       8,805
    Provision for loss on loans and receivables............       3,509
    Tax amortizable intangible.............................       3,145
    State tax accruals.....................................       2,676
    Gain on hedge transaction..............................       2,609
    Obligation for postretirement benefits.................       1,966
    Plant relocations and consolidations...................       1,541
    Charitable contribution carryforward...................       1,053
    Other..................................................       1,913             $  1,793
    Investment in less than 80% owned subsidiary...........          --               37,627
    Basis differences in fixed assets......................          --               29,387
    Purchase of safe harbor lease investment...............          --                9,783
    Undistributed earnings of majority-owned subsidiary....          --                1,282
                                                             ------------         ------------
    Subtotal...............................................      84,266               79,872
    Valuation allowance....................................      28,675                   --
                                                             ------------         ------------
    Total deferred taxes...................................    $ 55,591             $ 79,872
                                                             ------------         ------------
                                                             ------------         ------------
    Net deferred taxes.....................................                         $ 24,281
                                                                                  ------------
                                                                                  ------------

     The components of deferred income tax expense (benefit) for the years ended December 31, 1992 and 1991 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                  1992             1991
                                                                 -------         --------
                                                                      (IN THOUSANDS)
     Accelerated depreciation..................................  $ 5,138         $  3,273
     Provision for loss on loans and receivables...............      366           (1,178)
     Reserves for losses and write-down of certain assets......    1,961           (1,337)
     Plant relocations and consolidations......................    9,148           (1,714)
     Gain on hedge transaction.................................   (3,356)             273
     Difference in book and tax basis of assets disposed of....     (881)             197
     Undistributed earnings of majority-owned subsidiary.......      547             (110)
     Recognition of income tax net operating loss benefit......       --          (19,986)
     Other.....................................................     (855)             (73)
                                                                 -------         --------
                                                                 $12,068         $(20,655)
                                                                 -------         --------
                                                                 -------         --------

     Actava has a net operating loss carryforward for federal income tax purposes of approximately $86,800,000 at December 31, 1993, which will expire in years 2006 through 2008. Actava has an alternative minimum tax credit carryforward of approximately $8,800,000, which may be carried forward indefinitely, available to offset regular tax in certain circumstances.

PENSION PLANS

     Actava and its subsidiaries have several noncontributory defined benefit and other pension plans which are "qualified" under federal tax law and cover substantially all employees. In addition Actava has a

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

"nonqualified" supplemental retirement plan which provides for the payment of benefits to certain employees in excess of those payable by the qualified plans. Benefits under the qualified and nonqualified plans are based upon the employee's years of service and level of compensation. Actava's funding policy for the qualified plans is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plans' members and to keep the plans actuarially sound. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The components of net periodic pension costs are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1993      1992      1991
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Service cost -- benefits earned during the period.........  $ 2,724   $ 3,234   $ 2,707
    Interest cost on projected benefit obligation.............    1,892     1,712     1,378
    Actual return on plan assets..............................   (2,318)   (1,912)   (2,304)
    Net amortization and deferral.............................      454       298     1,001
                                                                -------   -------   -------
                                                                $ 2,752   $ 3,332   $ 2,782
                                                                -------   -------   -------
                                                                -------   -------   -------

     Assumptions used in the accounting for the defined benefit plans are as follows:

                                                                          YEARS ENDED
                                                                          DECEMBER 31,
                                                                     ----------------------
                                                                     1993     1992     1991
                                                                     ----     ----     ----
     Weighted-average discount rates...............................  7.2 %    8.4 %    8.3 %
     Rates of increase in compensation levels......................  4.7 %    6.1 %    6.2 %
     Expected long-term rate of return on assets...................  7.6 %    8.3 %    8.3 %

     These actuarial assumptions were changed during 1993 for accounting for the defined benefit plans as of December 31, 1993. The change in discount rates from 8.4% for 1992 to 7.2% for 1993 increased projected benefit obligations by approximately 12%.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     The following tables set forth the funded status and amount recognized in the Consolidated Balance Sheets for Actava's defined benefit pension plans:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    PLANS WHOSE ASSETS EXCEED ACCUMULATED BENEFITS
    Actuarial present value of benefit obligations:
      Vested benefit obligations...................................  $ (4,652)    $(11,717)
                                                                     --------     --------
                                                                     --------     --------
      Accumulated benefit obligation...............................  $ (5,232)    $(13,100)
                                                                     --------     --------
                                                                     --------     --------
      Projected benefit obligations................................  $ (5,232)    $(15,035)
      Plan assets at fair value....................................     6,296       15,197
                                                                     --------     --------
      Funded status -- plan assets in excess of projected benefit
         obligation................................................  $  1,064     $    162
                                                                     --------     --------
                                                                     --------     --------
    Comprised of:
      Accrued pension cost.........................................  $     --     $ (2,265)
      Prepaid pension cost.........................................       415          332
      Unrecognized net gain (loss).................................      (523)         702
      Unrecognized prior service cost..............................       187          325
      Unrecognized net assets at January 1, 1987, net of
         amortization..............................................       985        1,068
                                                                     --------     --------
                                                                     $  1,064     $    162
                                                                     --------     --------
                                                                     --------     --------
    PLANS WHOSE ACCUMULATED BENEFITS EXCEED ASSETS
    Actuarial present value of benefit obligations:
      Vested benefit obligation....................................  $(21,174)    $ (8,198)
                                                                     --------     --------
                                                                     --------     --------
      Accumulated benefit obligation...............................  $(22,224)    $ (8,340)
                                                                     --------     --------
                                                                     --------     --------
      Projected benefit obligation.................................  $(25,320)    $ (9,035)
      Plan assets at fair value....................................    18,615        5,594
                                                                     --------     --------
      Funded status -- projected benefit obligation in excess of
         plan assets...............................................  $ (6,705)    $ (3,441)
                                                                     --------     --------
                                                                     --------     --------
    Comprised of:
      Accrued pension cost.........................................  $ (4,637)    $ (3,246)
      Prepaid pension cost.........................................        --          596
      Unrecognized net gain (loss).................................    (2,157)      (1,098)
      Unrecognized prior service cost..............................      (215)        (215)
      Unrecognized net obligation at January 1, 1987, net of
         amortization..............................................       304          522
                                                                     --------     --------
                                                                     $ (6,705)    $ (3,441)
                                                                     --------     --------
                                                                     --------     --------

     Substantially all of the plan assets at December 31, 1993 and 1992 are invested in governmental bonds, mutual funds and temporary investments.

     Some of the Company's subsidiaries also have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Contributions from continuing operations of approximately $5,900,000 in 1993, $7,000,000 in 1992, and $4,800,000 in 1991 were made to these plans.

LEASES

     Actava and its subsidiaries are lessees of warehouses, manufacturing facilities and other properties under numerous noncancelable leases.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Capitalized leased property, which is not significant, is included in property, plant and equipment and other assets.

     Future minimum payments for the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows:

                            YEARS ENDING                           OPERATING         CAPITAL
                            DECEMBER 31,                            LEASES           LEASES
    -------------------------------------------------------------  ---------         -------
                                                                        (IN THOUSANDS)
    1994.........................................................   $12,976          $   462
    1995.........................................................    10,321              287
    1996.........................................................     8,813              157
    1997.........................................................     7,717              138
    1998.........................................................     5,377                0
    Thereafter...................................................    12,847                0
                                                                   ---------         -------
    Total minimum lease payments.................................   $58,051            1,044
                                                                   ---------
                                                                   ---------
    Less amounts representing interest...........................                       (128)
                                                                                     -------
    Present value of net minimum lease payments..................                        916
                                                                                     -------
                                                                                     -------

     Rental expense charged to continuing operations for all operating leases was $19,729,000, $21,499,000 and $17,720,000 for the years ended December 31,
1993, 1992 and 1991, respectively.

     Certain noncancelable leases have renewal options for up to 10 years, and generally, related real estate taxes, insurance and maintenance expenses are obligations of Actava. Certain leases have escalation clauses which provide for increases in annual rentals in certain circumstances.

LITIGATION

     On February 18, 1994, Photographic Concepts Inc. ("PCI"), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic Concepts, Inc.
v. Qualex, Inc., Civil Action No. 1:94-CV-00081. PCI's claims arise out of allegations that Qualex entered into and then breached an agreement with PCI relating to the marketing of on-site "microlab" photofinishing services. During 1993, Qualex's microlab business resulted in $33,300,000 in revenues and $7,300,000 in gross profits, and Qualex expects such business to increase in the future. PCI alleges, among other things, that Qualex breached agreement with PCI, and misappropriated trade property and other information from PCI. PCI is seeking both monetary and injunctive relief. Qualex is currently gathering the information and documents necessary to file its response to PCI's Complaint. That response must be filed by April 25, 1994. Qualex intends to defend the case vigorously, but the Company is unable to determine the probable impact of the suit at this early stage in the proceeding.

     In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc., which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger/acquisition candidate.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

These three suits were consolidated on May 1, 1991. While these actions are in their preliminary stages, management currently believes the actions will not materially affect the operations or financial position of Actava.

     Actava is a defendant in various other legal proceedings. However, Actava is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of Actava.

CONTINGENT LIABILITIES AND COMMITMENTS

     Actava, on behalf of its Snapper division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1993 and 1992, there was approximately $23,000,000 and $20,000,000, respectively, outstanding under these floor plan financing arrangements.

     Actava is contingently liable under various guarantees of debt totaling approximately $8,600,000. The debt is primarily Industrial Revenue Bonds which were issued by former subsidiaries to finance their manufacturing facilities and equipment, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees or bank letters of credit to support Actava's contingent obligations. There are no material defaults on the debt agreements.

     Actava is contingently liable under various real estate leases of former subsidiaries. The total future payments under these leases, including real estate taxes, is estimated to be approximately $9,100,000. The leased properties generally have financially sound subleases.

     In January 1992, Qualex entered into an agreement whereby it sells an undivided interest in a designated pool of trade accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold, initially set at $50,000,000, was increased to $75,000,000 in August 1992. As collections reduce the pool of sold accounts receivable, Qualex sells participating interests in new receivables to bring the amount sold up to the desired level. At December 31, 1993 and 1992, the uncollected balance of receivables sold amounted to $60,000,000 and $30,000,000, respectively. The proceeds are reported as operating cash flows in the statement of cash flows and a reduction of receivables in Qualex's balance sheet. Total proceeds received by Qualex during the year were $519,000,000 for 1993 and $220,000,000 for 1992. There has been no adjustment to the allowance for doubtful accounts because Qualex has retained substantially the same risk of credit loss as if the receivables had not been sold. Qualex pays fees based on the purchaser's level of investment and borrowing costs. During 1993 and 1992, Qualex recorded $2,200,000 and $1,100,000, respectively, of these fees as other expenses.

     Qualex has a supply contract with Kodak for the purchase of sensitized photographic paper and purchases substantially all of the chemicals used in photoprocessing from Kodak. Qualex also purchases various other production materials and equipment from Kodak.

     Qualex and DP handle and store various materials in the normal course of business that have been classified as hazardous by various federal, state and local regulatory agencies. As of December 31, 1993, Qualex and DP are continuing to conduct tests at various sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. The Company may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     In January 1993, Qualex signed a ten year agreement to purchase its information systems services from an outside agency. Annual service charges under this agreement are approximately $13,000,000.

     At December 31, 1993, approximately $5,000,000 of Actava's cash and short-term investments were pledged to secure a Snapper credit line and approximately $20,700,000 of cash and short-term investments were pledged to support outstanding letters of credit.

SEGMENT INFORMATION

     A description of Actava's segments is presented in the first four paragraphs of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional segment information as of and for the three years ended December 31, 1993 is presented in the tables captioned "Segment Performance" and "Other Segment Data" which are included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                  SUMMARY OF QUARTERLY EARNINGS AND DIVIDENDS

                                                                 QUARTERS ENDED IN 1993
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............................................  $263,887   $313,261   $344,479   $319,484
Gross Profit..........................................    61,402     82,210     85,632     54,427
Cumulative effect of change in accounting
  principle(c)........................................    (4,404)        --         --         --
Net income (loss)(a)(c)(d)(e).........................  $ (7,604)  $     43   $ (9,047)  $(30,986)
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Earnings (loss) per share before cumulative effect of
  change in accounting principle......................  $   (.19)  $     --   $   (.51)  $  (1.76)
Cumulative effect of change in accounting principle...      (.27)        --         --         --
Net income (loss).....................................  $   (.46)  $     --   $   (.51)  $  (1.76)
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Cash dividends........................................  $    .09   $    .09   $    .09   $    .09

                                                                 QUARTERS ENDED IN 1992
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............................................  $276,284   $288,248   $307,585   $276,626
Gross Profit..........................................    86,607    106,136    119,885     92,985
Cumulative effect of change in accounting
  principle(b)........................................     1,034         --         --         --
Net income (loss)(a)(b)...............................  $   (772)  $  2,631   $  4,713   $  5,027
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Earnings (loss) per share before cumulative effect of
  change in accounting principle......................  $   (.11)  $    .16   $    .28   $    .31
Cumulative effect of change in accounting principle...       .06         --         --         --
Net income (loss).....................................  $   (.05)  $    .16   $    .28   $    .31
                                                        --------   --------   --------   --------
                                                        --------   --------   --------   --------
Cash dividends........................................  $    .09   $    .09   $    .09   $    .09

- ---------------

(a) Actava's lawn and garden division estimates certain sales related expenses for the year and charges these expenses to income based upon estimated sales for the year. Sales and expenses for 1993 were different than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net loss would have increased in the first and second quarter by $4,500,000 and $7,450,000, respectively, and decreased in the third and fourth quarters by $1,750,000 and $10,200,000, respectively. Sales and expenses for the year were also different in 1992 than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net income would have increased in the first and third quarters by $3,500,000 and $700,000, respectively, and decreased in the fourth quarter by $4,200,000.
(b) Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize these costs at the time the advertising is placed by the customer. Under the proof advertising program, Qualex reimburses certain advertising costs incurred by its customers up to a percentage of sales to that customer. Qualex previously accrued such costs at the time of the initial sale. Qualex believes that this new method is preferable because it recognizes advertising expense as it is incurred rather than at the time of the initial sale to the customer. Information for the first quarter of 1992, as previously reported, differs from the above amounts as a result of this change. The effects of this change do not have a significant effect on the other quarters.
(c) Effective January 1, 1993, Actava adopted FASB Statement No. 106, "Accounting for Postretirement Benefits Other Than Pensions". Actava and its subsidiaries provide group medical plans and life insurance coverage for certain employees subsequent to retirement. In prior years, these benefits had been charged to operations on a pay-as-you-go (cash) basis; effective as of 1993 they are charged to operations on an accrual basis. Information for the first quarter of 1993, as previously reported, differs from the above amounts because the cumulative effect was originally reported net-of-tax.
(d) During the fourth quarter of 1993, Actava's lawn and garden division revised its estimate of accrued product warranty expense to reflect an increase in the amount of future warranty cost to be incurred due to increased warranty claims. This change in accounting estimate resulted in an increase in the net loss for the fourth quarter of approximately $4,000,000.
(e) During the fourth quarter of 1993, Actava increased its valuation allowance for an investment in a real estate development from $1,425,000 to $4,425,000, due to an accelerated plan for disposition. This change in estimate resulted in an increase in the net loss for the fourth quarter of approximately $3,000,000.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             THE ACTAVA GROUP INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1993

                                   ITEM 14(D)

                         FINANCIAL STATEMENT SCHEDULES

             SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
     AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                               DECEMBER 31, 1993


            COLUMN A               COLUMN B     COLUMN C           COLUMN D                  COLUMN E
            --------               --------     --------      --------------------    ------------------------
                                                                   DEDUCTIONS         BALANCE AT END OF PERIOD
                                                              --------------------    ------------------------
                                   BALANCE AT                  (1)         (2)         (1)            (2)
                                   BEGINNING                 AMOUNTS      AMOUNTS
              NAME                 OF PERIOD    ADDITIONS   COLLECTED   WRITTEN-OFF   CURRENT      NON-CURRENT
            --------               ----------   ---------   ---------   -----------   --------     ------------
Frederick B. Beilstein, III(A)...   $ 376,986    $    --     $     --     $    --     $     --       $376,986(B)

- ---------------

(A) Senior Vice-President, Treasurer and Chief Financial Officer
(B) Represents one note receivable in the amount of $117,000, with interest at 6.5%, due June 25, 2001, with interest payable annually, four notes receivable each in the amount of $60,938, with interest at 6.5%, due August 1, 2001, with at least one-half of interest payable annually, and one note receivable in the amount of $16,234, with interest at 6.5%, due August 1, 2002, with at least one-half of interest payable annually. All notes receivable were issued in connection with purchases of The Actava Group Inc. stock.

See "Triton Group Ltd. Loan" of Notes to Consolidated Financial Statements for information regarding a note receivable from Triton Group Ltd.

    SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF THE ACTAVA GROUP INC.
                            CONDENSED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1993            1992
                                                                  -------------   -------------
ASSETS
Current Assets
  Cash..........................................................  $  11,316,000   $  11,432,000
  Short-term investments........................................      8,566,000       8,335,000
  Receivables (less allowance for doubtful accounts of
     $5,675,000 in 1993 and $9,390,000 in 1992).................    142,607,000     150,398,000
  Inventories...................................................     32,612,000      26,126,000
  Prepaid expenses..............................................      2,855,000       2,940,000
  Income tax receivable and future benefits.....................     21,807,000      27,564,000
                                                                  -------------   -------------
          Total Current Assets..................................    219,763,000     226,795,000
Property, Plant and Equipment -- net............................     37,332,000      39,999,000
Other Assets
  Investment in and advances from wholly owned and majority
     subsidiaries -- net........................................    290,467,000     283,179,000
  Notes receivable from Triton Group Ltd........................     26,726,000      31,726,000
  Notes receivable and other assets.............................     18,488,000      24,211,000
                                                                  -------------   -------------
          Total Other Assets....................................    335,681,000     339,116,000
Intangibles.....................................................        799,000         675,000
                                                                  -------------   -------------
          Total Assets..........................................  $ 593,575,000   $ 606,585,000
                                                                  -------------   -------------
                                                                  -------------   -------------
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable, accrued expenses and other current
     liabilities................................................  $ 167,548,000   $ 125,419,000
  Current portion of long-term debt.............................      3,838,000       2,727,000
                                                                  -------------   -------------
          Total Current Liabilities.............................    171,386,000     128,146,000
Deferred Income Taxes...........................................     34,144,000      38,850,000
Long-Term Debt..................................................      1,580,000       6,176,000
Subordinated Debt...............................................    190,551,000     193,566,000
Stockholders' Equity
  Common Stock..................................................     22,768,000      22,768,000
  Additional capital............................................     37,056,000      46,362,000
  Retained earnings.............................................    236,334,000     292,266,000
  Less treasury stock...........................................   (100,244,000)   (121,549,000)
                                                                  -------------   -------------
Total Stockholders' Equity......................................    195,914,000     239,847,000
                                                                  -------------   -------------
          Total Liabilities and Stockholder's Equity............  $ 593,575,000   $ 606,585,000
                                                                  -------------   -------------
                                                                  -------------   -------------

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                      THE ACTAVA GROUP INC. -- (CONTINUED)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1993             1992             1991
                                                   ------------     ------------     ------------
Net Sales........................................  $224,960,000     $248,198,000     $158,500,000
Management fees from wholly owned subsidiaries...     8,181,000        3,837,000        6,958,000
                                                   ------------     ------------     ------------
                                                    233,141,000      252,035,000      165,458,000
Costs, Expenses and Other
  Costs of products sold.........................   193,773,000      179,973,000      130,510,000
  Selling, general and administrative............    59,048,000       56,411,000       87,587,000
  Interest expense...............................    23,647,000       20,801,000       19,663,000
  Interest paid to wholly owned subsidiaries.....    29,224,000       29,224,000       25,258,000
  Other expense (income) -- net..................     4,981,000       (1,040,000)       1,166,000
  Provision for plant consolidations.............      (849,000)              --        1,432,000
  Settlement of employee agreements and
     related costs...............................            --               --        6,839,000
                                                   ------------     ------------     ------------
     Total costs, expenses and other.............   309,824,000      285,369,000      272,455,000
     (Loss) before Income Taxes, Equity in Net
       Income of Subsidiaries, and Cumulative
       Effect of Changes in Accounting
       Principles................................   (76,683,000)     (33,334,000)    (106,997,000)
Income taxes (benefits)..........................   (12,725,000)     (10,316,000)     (33,675,000)
Equity in net income of subsidiaries.............    20,768,000       34,617,000       22,501,000
Cumulative effect of change in accounting
  principle......................................    (4,404,000)              --               --
                                                   ------------     ------------     ------------
     Net Income (Loss)...........................  $(47,594,000)    $ 11,599,000     $(50,821,000)
                                                   ------------     ------------     ------------
                                                   ------------     ------------     ------------

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                      THE ACTAVA GROUP INC. -- (CONTINUED)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             INCREASE (DECREASE) IN CASH
                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         1993            1992            1991
                                                     ------------    ------------    ------------
Net Cash Flows Used by Operating Activities........  $(42,287,000)   $(63,153,000)   $(26,738,000)
Cash Flows from Investing Activities:
  Investment in subsidiaries.......................   (15,000,000)    (28,818,000)     (1,228,000)
  Dividends received from Qualex...................     8,614,000       3,886,000       6,782,000
  Sales of investments (maturities over 90 days)...            --              --      10,000,000
  Net sales (purchases) of other investments.......       (76,000)     (3,209,000)     42,300,000
  Payments for property, plant and equipment.......    (6,465,000)    (13,003,000)    (13,818,000)
  Proceeds from disposals of property, plant and
     equipment.....................................       401,000         754,000         373,000
  Collections on notes receivable..................        12,000         226,000              --
  Payments for purchases of businesses.............   (11,630,000)             --              --
  Loans to Triton Group Ltd........................     5,000,000      (1,426,000)    (30,300,000)
  Other investing activities -- net................    (3,868,000)     (2,120,000)      1,393,000
                                                     ------------    ------------    ------------
     Net Cash Provided (Used) by Investing
       Activities..................................   (23,012,000)    (43,710,000)     15,502,000
                                                     ------------    ------------    ------------
Cash Flows from Financing Activities:
  Borrowings under short-term financing
     agreements....................................    30,141,000      57,111,000              --
  Borrowings under long-term debt agreements.......            --              --       5,000,000
  Payments on long-term debt agreements............      (356,000)       (204,000)     (1,226,000)
  Payments of subordinated debt....................    (1,847,000)       (200,000)     (5,824,000)
  Proceeds from issuance of Actava Common Stock....            --              --         365,000
  Cash dividends paid..............................    (6,250,000)     (5,956,000)     (5,947,000)
  Decrease in advance to subsidiaries..............    43,495,000      61,426,000      21,970,000
                                                     ------------    ------------    ------------
     Net Cash Provided by Financing Activities.....    65,183,000     112,177,000      14,338,000
                                                     ------------    ------------    ------------
       Increase (Decrease) in Cash.................      (116,000)      5,314,000       3,102,000
Cash at beginning of year..........................    11,432,000       6,118,000       3,016,000
                                                     ------------    ------------    ------------
       Cash at End of Year.........................  $ 11,316,000    $ 11,432,000    $  6,118,000
                                                     ------------    ------------    ------------
                                                     ------------    ------------    ------------

               SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF
                      THE ACTAVA GROUP INC. -- (CONTINUED)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A -- ACCOUNTING POLICIES

     In the parent-company-only financial statements, Actava's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. Actava's share of net income of its unconsolidated subsidiaries in these financial statements is included in consolidated income using the equity method. Parent-company-only financial statements should be read in conjunction with Actava's consolidated financial statements.

NOTE B -- DEBT

     Long-term debt consisted of the following:

                                                                             DECEMBER 31,
                                                                        -----------------------
                                                                           1993         1992
                                                                        ----------   ----------
Capitalized lease obligations.........................................  $       --   $4,508,000
Other long-term debt..................................................   1,580,000    1,668,000
                                                                        ----------   ----------
                                                                        $1,580,000   $6,176,000
                                                                        ----------   ----------
                                                                        ----------   ----------

     Subordinated debt of The Actava Group Inc. is described in "Subordinated Debt" of Notes to Consolidated Financial Statements. Notes payable and long-term debt of The Actava Group Inc. are described in "Notes Payable and Long-Term Debt" of Notes to Consolidated Financial Statements.

     Maturities of long-term and subordinated debt are $3,764,000 in 1995, $33,849,000 in 1996, $15,171,000 in 1997 and $58,761,000 in 1998.

NOTE C -- DIVIDENDS FROM SUBSIDIARIES

     Cash dividends paid by Qualex Inc. to Actava amounted to $8,614,000 in 1993, $3,886,000 in 1992 and $6,782,000 in 1991.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                  COL. A                       COL. B         COL. C         COL. D           COL. E            COL. F
- ------------------------------------------  ------------    -----------    -----------    ---------------    -------------
                                                                                               OTHER
                                             BALANCE AT                                     CHANGES --
                                             BEGINNING       ADDITIONS                    ADD (DEDUCT) --     BALANCE AT
              CLASSIFICATION                 OF PERIOD        AT COST      RETIREMENTS       DESCRIBE        END OF PERIOD
- ------------------------------------------  ------------    -----------    -----------    ---------------    -------------
Year ended December 31, 1993:
  Land....................................  $  8,700,000    $    19,000    $ 1,836,000     $    1,420,000A    $  8,303,000
Buildings and improvements................    57,490,000      7,836,000      4,828,000         11,890,000A      72,289,000
                                                                                                 (99,000)C
Machinery and equipment...................   343,140,000     42,782,000     21,267,000         28,988,000A     393,643,000
                                            ------------    -----------    -----------    ---------------    -------------
        Totals............................  $409,330,000    $50,637,000B   $27,931,000     $   42,199,000     $474,235,000
                                            ------------    -----------    -----------    ---------------    -------------
                                            ------------    -----------    -----------    ---------------    -------------
Year ended December 31, 1992:
  Land....................................  $ 10,977,000    $    10,000    $ 2,443,000     $      156,000C    $  8,700,000
  Buildings and improvements..............    51,804,000      6,470,000      3,615,000            273,000C      57,490,000
                                                                                                2,558,000C
  Machinery and equipment.................   280,578,000     75,320,000     16,462,000          6,446,000A     343,140,000
                                                                                              (2,742,000)C
                                            ------------    -----------    -----------    ---------------    -------------
        Totals............................  $343,359,000    $81,800,000B   $22,520,000     $   6,691,000      $409,330,000
                                            ------------    -----------    -----------    ---------------    -------------
                                            ------------    -----------    -----------    ---------------    -------------
Year ended December 31, 1991:
  Land....................................  $ 10,782,000    $   675,000    $   571,000     $      761,000A    $ 10,977,000
                                                                                                 (73,000)D
                                                                                                (597,000)E
Buildings and improvements................    52,033,000      6,969,000      3,173,000          3,165,000A      51,804,000
                                                                                              (1,849,000)D
                                                                                              (5,341,000)E
Machinery and equipment...................   257,081,000     51,855,000     12,705,000          8,713,000A     280,578,000
                                                                                              (2,359,000)C
                                                                                              (1,889,000)D
                                                                                             (20,118,000)E
                                            ------------    -----------    -----------    ---------------    -------------
        Totals............................  $319,896,000    $59,499,000B   $16,449,000     $ (19,587,000)     $343,359,000
                                            ------------    -----------    -----------    ---------------    -------------
                                            ------------    -----------    -----------    ---------------    -------------

- ---------------

Note A -- Assets acquired in acquisitions of businesses.
Note B -- Purchases in the normal course of business.
Note C -- Reclassifications and other changes.
Note D -- Sale of businesses.
Note E -- Reclassification to other assets held for sale.
Note F -- The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:
          Buildings and improvements 2% to 10%
          Machinery and equipment  7% to 33%

                    SCHEDULE VI -- ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                         THE ACTAVA GROUP INC. AND SUBSIDIARIES

                 COL. A                      COL. B         COL. C         COL. D           COL. E             COL. F
- ----------------------------------------  ------------    -----------    -----------    --------------      -------------
                                                                                            OTHER
                                                           ADDITIONS                      CHANGES --
                                           BALANCE AT     CHARGED TO                         ADD
                                           BEGINNING       COSTS AND                     (DEDUCT) --         BALANCE AT
             CLASSIFICATION                OF PERIOD       EXPENSES      RETIREMENTS       DESCRIBE         END OF PERIOD
- ----------------------------------------  ------------    -----------    -----------    --------------      -------------
Year ended December 31, 1993:
  Land improvements.....................  $    318,000    $    29,000    $       --      $         --       $    347,000
  Buildings and improvements............    17,300,000      3,317,000     1,317,000           151,000A        19,451,000
  Machinery and equipment...............   148,102,000     41,319,000    10,590,000           252,000A       179,083,000
                                          ------------    -----------    -----------    --------------      -------------
        Totals..........................  $165,720,000    $44,665,000    $11,907,000     $    403,000       $198,881,000
                                          ------------    -----------    -----------    --------------      -------------
                                          ------------    -----------    -----------    --------------      -------------
Year ended December 31, 1992:
  Land improvements.....................  $    293,000    $    25,000    $       --      $         --       $    318,000
  Buildings and improvements............    16,541,000      2,591,000     1,832,000                --         17,300,000
  Machinery and equipment...............   125,509,000     32,414,000    11,448,000         1,627,000A       148,102,000
                                          ------------    -----------    -----------    --------------      -------------
        Totals..........................  $142,343,000    $35,030,000    $13,280,000     $  1,627,000       $165,720,000
                                          ------------    -----------    -----------    --------------      -------------
                                          ------------    -----------    -----------    --------------      -------------
Year ended December 31, 1991:
  Land improvements.....................  $    326,000    $    25,000    $       --      $    (58,000)C     $    293,000
  Buildings and improvements............    17,691,000      2,481,000     1,603,000          (329,000)B       16,541,000
                                                                                           (1,699,000)C
  Machinery and equipment...............   126,049,000     28,390,000     8,828,000          (452,000)A      125,509,000
                                                                                             (836,000)B
                                                                                          (18,814,000)C
                                          ------------    -----------    -----------    --------------      -------------
        Totals..........................  $144,066,000    $30,896,000    $10,431,000     $(22,188,000)      $142,343,000
                                          ------------    -----------    -----------    --------------      -------------
                                          ------------    -----------    -----------    --------------      -------------

- ---------------

Note A -- Reclassifications and other changes.
Note B -- Sale of businesses.
Note C -- Reclassification to other assets held for sale.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

             COL. A                  COL. B                  COL. C                  COL. D           COL. E
- ---------------------------------  -----------   ------------------------------   ------------     -------------
                                                     ADDITIONS (REDUCTIONS)
                                                 ------------------------------
                                   BALANCE AT    CHARGED TO       CHARGED TO                          BALANCE
                                    BEGINNING     COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS --      AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES         DESCRIBE         DESCRIBE          PERIOD
- ---------------------------------  -----------   -----------   ----------------   ------------     -------------
Year ended December 31, 1993:
  Allowances for doubtful                                                         $ 9,123,000  A
    accounts etc (deducted from                                                   $ 1,322,000  B
    current receivables).........  $12,805,000   $ 7,262,000      $       --      $  (605,000 )C   $  10,227,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Allowances for doubtful
    accounts, etc. (deducted from
    non-current notes                                                             $ 1,054,000  A
    receivable)..................  $ 3,104,000   $     4,000      $       --      $(1,934,000 )B   $   3,988,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).........  $ 2,418,000   $        --      $       --      $   265,000  F   $   2,152,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for obsolete and excess
    inventory (included in
    inventories).................  $ 1,206,000   $   647,000      $4,909,000 C    $ 4,795,000  A   $   1,967,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for relocation and
    consolidation of facilities
    (included in current                                                          $ 2,393,000  B
    liabilities).................  $13,168,000   $ 3,231,000      $       --      $ 7,252,000  E   $   6,754,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities).................  $ 1,245,000   $ 3,000,000      $       --      $        --      $   4,245,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

             COL. A                  COL. B                  COL. C                  COL. D           COL. E
- ---------------------------------  -----------   ------------------------------   ------------     -------------
                                                     ADDITIONS (REDUCTIONS)
                                                 ------------------------------
                                   BALANCE AT    CHARGED TO       CHARGED TO                          BALANCE
                                    BEGINNING     COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS --      AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES         DESCRIBE         DESCRIBE          PERIOD
- ---------------------------------  -----------   -----------   ----------------   ------------     -------------
Year ended December 31, 1992:
  Allowances for doubtful
    accounts etc (deducted from                                                   $ 3,900,000 A
    current receivables).........  $13,953,000   $ 4,209,000      $       --      $ 1,457,000 B    $  12,805,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Allowances for doubtful
    accounts, etc. (deducted from
    non-current notes
    receivable)..................  $ 3,590,000   $  (790,000)     $1,457,000 B    $ 1,153,000 B    $   3,104,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).........  $ 3,268,000   $        --      $       --      $   850,000 A    $   2,418,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for obsolete and excess
    inventory (included in
    inventories).................  $ 1,397,000   $        --      $       --      $   191,000 A    $   1,206,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for relocation and
    consolidation of facilities
    (included in current
    liabilities).................  $40,747,000   $(1,506,000)     $       --      $26,073,000 E    $  13,168,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities).................  $ 1,500,000   $        --      $       --      $   255,000 F    $   1,245,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

             COL. A                  COL. B                  COL. C                  COL. D           COL. E
- ---------------------------------  -----------   ------------------------------   ------------     -------------
                                                     ADDITIONS (REDUCTIONS)
                                                 ------------------------------
                                   BALANCE AT    CHARGED TO       CHARGED TO                          BALANCE
                                    BEGINNING     COSTS AND    OTHER ACCOUNTS--   DEDUCTIONS --      AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES         DESCRIBE         DESCRIBE          PERIOD
- ---------------------------------  -----------   -----------   ----------------   ------------     -------------
Year ended December 31, 1991:
  Allowances for doubtful
    accounts, etc. (deducted from
    current receivables).........  $ 9,912,000   $ 5,401,000      $ (231,000)B    $ 1,129,000 A    $  13,953,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Allowances for doubtful
    accounts, etc. (deducted from
    non-current notes
    receivable)..................  $ 4,103,000   $    84,000      $  479,000B     $ 1,076,000 A    $   3,590,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).........  $ 3,468,000   $        --      $       --      $   200,000 A    $   3,268,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for obsolete and excess
    inventory (included in
    inventories).................  $ 5,008,000   $        --      $       --      $ 3,611,000 F    $   1,397,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for relocation and
    consolidation of facilities
    (included in current
    liabilities).................  $29,853,000   $18,969,000      $       --      $ 8,075,000 E    $  40,747,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities).................  $        --   $ 1,500,000      $       --      $        --      $   1,500,000
                                   -----------   -----------   ----------------   ------------     -------------
                                   -----------   -----------   ----------------   ------------     -------------

- ---------------

Note A -- Uncollectible accounts charged off -- net of recoveries. Note B -- Reclassifications and other changes.
Note C -- Acquisition of business
Note D -- Losses of subsidiaries held for disposition and discontinued
          operations.
Note E -- Costs incurred in consolidation of facilities.
Note F -- Costs incurred.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

           COL. A                 COL. B        COL. C        COL. D          COL. E          COL. F
- -----------------------------  ------------    --------    ------------    ------------    -------------
                                                             MAXIMUM         AVERAGE         WEIGHTED
                                               WEIGHTED       AMOUNT          AMOUNT          AVERAGE
                                BALANCE AT     AVERAGE     OUTSTANDING     OUTSTANDING     INTEREST RATE
    CATEGORY OF AGGREGATE         END OF       INTEREST     DURING THE      DURING THE      DURING THE
    SHORT-TERM BORROWINGS         PERIOD         RATE         PERIOD        PERIOD(B)        PERIOD(C)
- -----------------------------  ------------    --------    ------------    ------------    -------------
Year ended December 31, 1993:
  Notes payable to
     banks(A)................  $135,114,000      7.29%     $189,927,149    $116,784,706         7.82%
Year ended December 31, 1992:
  Notes payable to
     banks(A)................    64,795,000      7.24       123,114,000      61,027,000         7.74
Year ended December 31, 1991:
  Notes payable to
     banks(A)................    10,000,000      5.66        20,650,000       2,401,000         6.14

- ---------------

Note A -- Notes payable to banks represent borrowings under lines of credit arrangements that are reviewed and renewed periodically.
Note B -- The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by 360, or by the number of days the lines of credit were available.
Note C -- The weighted-average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                        COL. A                                           COL. B
- ------------------------------------------------------  -----------------------------------------
                                                              CHARGED TO COSTS AND EXPENSES
                                                        -----------------------------------------
                                                            CHARGED TO CONTINUING OPERATIONS
                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                         ITEM                                             1993           1992
- ------------------------------------------------------                 -----------    -----------
Depreciation of fixed assets..........................  $44,665,000    $35,030,000    $30,896,000
Advertising...........................................   41,398,000     45,509,000     47,642,000
Maintenance and repairs...............................   20,178,000     18,864,000     17,872,000
Amortization of intangibles...........................   25,780,000     24,007,000     13,118,000

     Amounts for taxes, other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales and revenues.

                               INDEX TO EXHIBITS

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  3(a)(i)        Restated Certificate of
                 Incorporation of Actava
  3(b)(i)        Restated By-laws of Actava
  4(a)           Reference is made to Exhibit
                 3(a)(i)
  4(b)(i)        Indenture dated as of August     Application on Form T-3 for    Exhibit T3C
                 1, 1973, with respect to         Qualification of Indenture
                 9 1/2% Subordinated              under the Trust Indenture Act
                 Debentures due August 1,         of 1939 (File No. 22-7615)
                 1998, between Actava and
                 Chemical Bank, as Trustee
  4(b)(ii)       Agreement among Actava, Chem-    Registration Statement on      Exhibit 4(d)(ii)
                 ical Bank and Manufacturers      Form S-14 (Registration No.
                 Hanover Trust Company, dated     2-81094)
                 as of September 26, 1980,
                 with respect to successor
                 trusteeship of the 9 1/2%
                 Subordinated Debentures due
                 August 1, 1998
  4(b)(iii)      Instrument of resignation,       Annual Report on Form 10-K     Exhibit 4(d)(iii)
                 appointment and acceptance       for the year ended December
                 dated as of June 9, 1986         31, 1986
                 among Actava, Manufacturers
                 Hanover Trust Company and
                 Irving Trust Company, with
                 respect to successor trustee-
                 ship of the 9 1/2%
                 Subordinated Debentures due
                 August 1, 1998
  4(c)(i)        Indenture dated as of March      Registration Statement on      Exhibit 2(d)
                 15, 1977, with respect to        Form S-7 (Registration No.
                 9 7/8% Senior Subordinated       2-58317)
                 Debentures due March 15,
                 1997, between Actava and The
                 Chase Manhattan Bank, N.A.,
                 as Trustee
  4(c)(ii)       Agreement among Actava, The      Registration Statement on      Exhibit 4(e)(ii)
                 Chase Manhattan Bank, N.A.       Form S-14 (Registration No.
                 and United States Trust          2-81094)
                 Company of New York, dated as
                 of June 14, 1982, with
                 respect to successor
                 trusteeship of the 9 7/8%
                 Senior Subordinated
                 Debentures due March 15, 1997
  4(d)(i)        Indenture between National       Post-Effective Amendment No.   Exhibit T3C
                 Industries, Inc. and First       1 to Application on Form T-3
                 National City Bank, dated        for Qualification of
                 October 1, 1974, for the 10%     Indenture Under The Trust
                 Subordinated Debentures, due     Indenture Act of 1939 (File
                 October 1, 1999                  No. 22-8076)

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(d)(ii)       Agreement among National In-     Registration Statement on      Exhibit 4(f)(ii)
                 dustries, Inc., Actava,          Form S-14 (Registration No.
                 Citibank, N.A., and Marine       2-81094)
                 Midland Bank, dated as of
                 December 20, 1977, with
                 respect to successor trustee-
                 ship of the 10% Subordinated
                 Debentures due October 1,
                 1999
  4(d)(iii)      First Supplemental Indenture     Registration Statement on      Exhibit 2(q)
                 among Actava, National Indus-    Form S-7 (Registration No.
                 tries, Inc. and Marine           2-60566)
                 Midland Bank, dated January
                 3, 1978, supplemental to the
                 Indenture dated October 1,
                 1974 between National and
                 First National City Bank for
                 the 10% Subordinated
                 Debentures due October 1,
                 1999
  4(e)           Public Bond Issue Agreement      Annual Report on Form 10-K     Exhibit 4(h)
                 dated February 19, 1986, with    for the year ended December
                 respect to 6% Senior             31, 1985
                 Subordinated Swiss Franc
                 Bonds due March 6, 1996,
                 among Actava, Soditic S.A.
                 and certain other
                 institutions named therein
  4(f)           Indenture dated as of August     Annual Report on Form 10-K     Exhibit 4(i)
                 1, 1987 with respect to          for the year ended December
                 6 1/2% Convertible               31, 1987
                 Subordinated Debentures due
                 August 4, 2002, between Ac-
                 tava and Chemical Bank, as
                 Trustee
  4(g)           Loan and Security Agreement,     Amendment No. 1 to Registra-   Exhibit 4(i)
                 dated as of April 30, 1992,      tion Statement on Form S-3
                 with respect to $35 million      (Registration No. 33-48202)
                 secured revolving credit
                 facility, among Actava,
                 certain of its subsidiaries
                 and Barclays Business Credit,
                 Inc.
  4(h)           Senior Note Agreement, dated     Amendment No. 1 to Registra-   Exhibit 4(j)
                 as of June 8, 1992, with         tion Statement on Form S-3
                 respect to private placement     (Registration No. 33-48202)
                 of $200 million of Senior
                 Notes due 1997, 1999 and
                 2002, among Qualex Inc. and
                 the purchasers listed
                 therein.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(i)           Credit Agreement, dated as of
                 October 30, 1992, with
                 respect to a $115 million
                 revolving credit facility,
                 among Qualex Inc. and the
                 eight participants thereto. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the Commission
                 upon request.
  4(j)(i)        Finance and Security
                 Agreement, dated as of
                 October 30, 1992, with
                 respect to a revolving credit
                 facility of up to $100
                 million, between Actava
                 Industries, Inc. and ITT
                 Commercial Finance Corp. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant; how-
                 ever, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.
  4(j)(ii)       Amendment, dated as of March
                 29, 1994, to Finance and
                 Security Agreement, dated as
                 of October 30, 1992, with
                 respect to a revolving credit
                 facility of up to $100
                 million, between Actava In-
                 dustries, Inc. and ITT
                 Commercial Finance Corp. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant;
                 however, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(k)           Loan and Security Agreement,
                 dated as of December 29,
                 1992, with respect to a
                 revolving credit facility of
                 up to $35 million between
                 Nelson/Weather-Rite, Inc. and
                 BA Business Credit, Inc. A
                 copy of this agreement is not
                 filed as the debt does not
                 exceed 10% of the total
                 assets of registrant; how-
                 ever, registrant hereby
                 agrees to furnish a copy of
                 such agreement to the
                 Commission upon request.
  4(l)(i)        Finance and Security
                 Agreement, dated as of
                 December 15, 1993, with
                 respect to a revolving credit
                 facility of up to $50
                 million, between Diversified
                 Products Corporation and ITT
                 Commercial Finance Corp. and
                 the Provident Bank. A copy of
                 this agreement is not filed
                 as the debt does not exceed
                 10% of the total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the commission
                 upon request.
  4(l)(ii)       Amendment, dated as of March
                 29, 1994, to Finance and
                 Security Agreement, dated as
                 of December 15, 1993, with
                 respect to a revolving credit
                 facility of up to $50
                 million, between Diversified
                 Products Corporation and ITT
                 Commercial Finance Corp. and
                 the Provident Bank. A copy of
                 this agreement is not filed
                 as the debt does not exceed
                 10% of the total assets of
                 registrant; however, regis-
                 trant hereby agrees to
                 furnish a copy of such
                 agreement to the commission
                 upon request.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
  4(m)           Revolving Loan and Security
                 Agreement, dated as of April
                 29, 1993, with respect to a
                 revolving credit facility of
                 up to $10 million between
                 Willow Hosiery Company, Inc.
                 and Sterling National Bank
                 and Trust Company of New
                 York. A copy of this
                 agreement is not filed as the
                 debt does not exceed 10% of
                 the total assets of
                 registrant; however,
                 registrant hereby agrees to
                 furnish a copy of such
                 agreement to the Commission
                 upon request.
  4(m)           Amended and Restated $5
                 Million Revolving Note,
                 Amended and Restated $3
                 Million Letter of Credit
                 Note, and First Amendment to
                 the Revolving Loan Agreement
                 dated as of August 31, 1993,
                 and Revolving Loan Agreement
                 dated as of August 24, 1992,
                 between Hutch Sports USA Inc.
                 and the Fifth Third Bank.
                 Copies of these agreements
                 are not filed as the debt
                 does not exceed 10% of the
                 total assets of the
                 registrant; however,
                 registrant hereby agrees to
                 furnish copies of such agree-
                 ments to the Commission upon
                 request.
 10(a)(i)        1982 Stock Option Plan of        Proxy Statement dated March    Exhibit A
                 Actava                           31, 1982
 10(a)(ii)       1989 Stock Option Plan of        Proxy Statement dated March    Exhibit A
                 Actava                           31, 1989
 10(a)(iii)      1969 Restricted Stock Plan of    Annual Report on Form 10-K     Exhibit 10(a)(iii)
                 Actava                           for the year ended December
                                                  31, 1990
 10(a)(iv)       1991 Non-Employee Director       Annual Report on Form 10-K     Exhibit 10(a)(iv)
                 Stock Option Plan                for the year ended December
                                                  31, 1991
 10(a)(v)        Amendment to 1991 Non-Em-        Annual Report on Form 10-K     Exhibit 10(a)(v)
                 ployee Director Stock Option     for the year ended December
                 Plan                             31, 1992
 10(b)           Form of Severance Agreement      Annual Report on Form 10-K     Exhibit 10(c)
                 between officers of Actava       for the year ended December
                 and Actava dated May 20, 1985    31, 1985

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(c)           Snapper Power Equipment          Annual Report on Form 10-K     Exhibit 10(c)
                 Profit Sharing Plan              for the year ended December
                                                  31, 1987
 10(f)(iii)      Termination Agreement between    Annual Report on Form 10-K     Exhibit 10(f)(iii)
                 J. B. Fuqua and Actava dated     for the year ended December
                 March 18, 1991                   31, 1990
 10(h)(i)        Retirement Plan executed No-     Annual Report on Form 10-K     Exhibit 10(h)(i)
                 vember 1, 1990 as amended to     for the year ended December
                 be effective January 1, 1989     31, 1990
 10(h)(ii)       Supplemental Retirement Plan     Annual Report on Form 10-K     Exhibit 10(j)
                 of Actava                        for the year ended December
                                                  31, 1983
 10(h)(iii)      Supplemental Executive           Annual Report on Form 10-K     Exhibit 10(h)(iii)
                 Medical Reimbursement Plan       for the year ended December
                                                  31, 1990
 10(h)(iv)       Amendment to Supplemental Re-    Annual Report on Form 10-K     Exhibit 10(h)(iv)
                 tirement Plan of Actava          for the year ended December
                 effective April 1, 1992          31, 1991
 10(i)(i)        Shareholders' Agreement dated    Annual Report on Form 10-K     Exhibit 10(j)
                 as of December 7, 1987 by and    for the year ended December
                 between Eastman Kodak Company    1, 1987
                 and Actava
 10(i)(ii)       Amendment No. 1, dated as of     Current Report on Form 8-K     Exhibit 2(b)
                 March 29, 1988 to the            dated April 12, 1988
                 Shareholders' Agreement dated
                 as of June 7, 1987 between
                 Eastman Kodak Company and
                 Actava
 10(i)(iii)      Amendment No. 2, dated as of     Annual Report on Form 10-K     Exhibit 10(i)(iii)
                 March 28, 1991 to the            for the year ended December
                 Shareholders' Agreement dated    31, 1990
                 as of June 7, 1987 between
                 Eastman Kodak Company and
                 Actava
 10(j)           Stockholder Agreement dated      Quarterly Report on Form 10-Q  Exhibit 3
                 as of May 22, 1989 by and        for the three months ended
                 between Actava and Triton        June 30, 1989
                 Group Ltd.
 10(j)(ii)       Loan Agreement dated Novem-      Annual Report on Form 10-K     Exhibit 10(j)(ii)
                 ber 27, 1991 between Actava      for the year ended December
                 and Triton Group Ltd.            31, 1991
 10(k)(i)        Form of Post Employment Con-     Annual Report of Form 10-K     Exhibit 10(k)
                 sulting Agreement between of-    for the year ended December
                 ficers of Actava and Actava      31, 1991
 10(k)(ii)       Form of First Amendment to
                 Post-employment Consulting
                 Agreement between officers of
                 Actava and Actava

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(l)           1992 Officer and Director        Annual Report on Form 10-K     Exhibit 10(l)
                 Stock Purchase Plan              for the year ended December
                                                  31, 1991
 10(m)           Director Group Medical Plan      Annual Report on Form 10-K     Exhibit 10(m)
                                                  for the year ended December
                                                  31, 1991
 10(n)           Form of Restricted Stock         Annual Report on Form 10-K     Exhibit 10(n)
                 Purchase Agreement between       for the year ended December
                 certain officers of Actava       31, 1991
                 and Actava
 10(o)           Incentive Bonuses for Certain    Annual Report on Form 10-K     Exhibit 10(o)
                 Corporate Officers               for the year ended December
                                                  31, 1991
 10(p)(i)        Forbearance Agreement dated      Amendment No. 1 Registration   Exhibit 10(o)
                 June 30, 1992 between Actava,    Statement on Form S-3 (Regis-
                 Triton Group Ltd. and            tration No. 33-48202)
                 Intermark, Inc.
 10(p)(ii)       Amendment, dated July 13,        Quarterly Report on Form 10-Q  Exhibit 5
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    June 30, 1992
                 between Actava, Triton Group
                 Ltd. and Intermark, Inc.
 10(p)(iii)      Amendment, dated July 30,        Quarterly Report on Form 10-Q  Exhibit 6
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    June 30, 1992
                 between Actava, Triton Group
                 Ltd. and Intermark, Inc., as
                 amended by Amendment to
                 Forbearance Agreement dated
                 July 13, 1992.
 10(p)(iv)       Amendment, dated September       Quarterly Report on Form 10-Q  Exhibit 4
                 23, 1992, to Forbearance         for the three months ended
                 Agreement dated June 30, 1992    September 30, 1992
                 between Actava Industries,
                 Inc., Triton Group Ltd. and
                 Intermark, Inc., as amended
                 by Amendments to Forbearance
                 Agreement dated July 13, 1992
                 and July 30, 1992.
 10(p)(v)        Amendment, dated October 7,      Quarterly Report on Form 10-Q  Exhibit 5
                 1992, to Forbearance             for the three months ended
                 Agreement dated June 30, 1992    September 30, 1992
                 between Actava Industries,
                 Inc., Triton Group Ltd. and
                 Intermark, Inc., as amended
                 by Amendments to Forbearance
                 Agreement dated July 13, July
                 30, and September 23, 1992.

                                                       EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                  ---------------------------------------------------
  DESIGNATION                                      DOCUMENT WITH WHICH EXHIBIT   DESIGNATION OF SUCH
 OF EXHIBIT IN          DESCRIPTION OF              WAS PREVIOUSLY FILED WITH      EXHIBIT IN THAT
THIS FORM 10-K             EXHIBITS                        COMMISSION                  DOCUMENT
- ---------------  -----------------------------    -----------------------------  --------------------
 10(q)           Agreement between The Actava     Annual Report on Form 10-K     Exhibit 10(q)
                 Group Inc. and J.B. Fuqua        for the year ended December
                 regarding sale by The Actava     31, 1992
                 Group, Inc. of rights in the
                 name "Actava".
 10(r)           Amended and Restated Loan        Quarterly report on Form 10-Q  Exhibit 19
                 Agreement between The Actava     for the three months ended
                 Group Inc. and Triton Group      June 30, 1993.
                 Ltd. dated June 25, 1993.
 10(s)           First Amendment, dated Au-       Quarterly Report on Form 10-Q  Exhibit 19
                 gust 19, 1993 to Amended and     for the three months ended
                 Restated Loan Agreement be-      September 30, 1993
                 tween The Actava Group Inc.
                 and Triton Group Ltd. dated
                 June 5, 1993
 10(t)           Second Amendment, dated De-
                 cember 7, 1993 to Amendment
                 and Restated Loan Agreement
                 between The Actava Group Inc.
                 and Triton Group Ltd. dated
                 June 25, 1993
 10(u)           Form of Indemnification
                 Agreement between Actava and
                 each of its directors and
                 executive officers
 10(v)           1993 Incentive Bonus Plan for    Confidential Treatment Re-
                 certain corporate officers       quested by the Company. Filed
                                                  separately with the
                                                  Commission.
 11              Statement of computation of
                 earnings per share
 18              Letter regarding change in       Annual Report on Form 10-K     Exhibit 18
                 accounting principle for the     for the year ended December
                 costs associated with proof      31, 1992
                 advertising program.
 22              Subsidiaries of Actava
 23              Consent of Ernst & Young
 24              Powers-of-Attorney

- ---------------

(b) Reports on Form 8-K filed in the fourth quarter of 1993:
    None.
(c) The response to this portion of Item 14 is submitted as a separate section in this report.
(d) The response to this portion of Item 14 is submitted as a separate section in this report.