Form 10-K/A
period 1993-12-31
ACTAVA GROUP INC
filed 1994-05-02
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                TO

                             COMMISSION FILE NUMBER 1-5706

                                 THE ACTAVA GROUP INC.
                (Exact name of registrant as specified in its charter)

                  DELAWARE                                        58-0971455
      (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                        Identification No.)
        4900 GEORGIA-PACIFIC CENTER,                                30303
              ATLANTA, GEORGIA                                    (Zip Code)
  (Address of principal Executive Offices)

                                 (404) 658-9000
              (Registrant's telephone number, including area code)

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information concerning the executive officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by reference.

     The following is a brief description of the business experience for at least the past five years of the current members of the Board of Directors of the Company and former members of the Board of Directors who served in 1993.

     JOHN E. ADERHOLD, age 68, is co-chairman of the Corporation of Olympic Development in Atlanta ("CODA"). He has served as a director of the Company since January 18, 1993. Mr. Aderhold served as vice-chairman of and a consultant to Intermet Corporation (the foundry division) headquartered in Atlanta, Georgia from March 1992 until he joined CODA in December 1992. From 1967 until joining Intermet, Mr. Aderhold served as president, and in 1989 became chairman and chief executive officer, of the Rayloc Division of Genuine Parts Company. He is currently a director of Aaron Rents, Inc. and American Business Products. He is chairman of the Company's Audit Committee and is a member of the Compensation and Acquisition Advisory Committees.

     MICHAEL E. CAHR, age 54, has served as Venture Group Manager for Allstate Venture Capital, a division of Allstate Insurance Company, since 1987. He is also a director of Triton, LifeCell Corporation, Optek Technologies, Inc., and several privately owned companies. Mr. Cahr was nominated by Triton and elected to the Board of Directors on March 15, 1994 pursuant to the Stockholder Agreement.

     JOHN M. DARDEN III, age 54, is chairman and chief executive officer of Sands & Company, Inc. ("Sands"), a privately-held company in the food service business and headquartered in Atlanta, Georgia. Mr. Darden joined Sands in 1961 and has served as chairman, president and chief executive officer since 1970. He is chairman of the Company's Compensation Committee and is a member of the Audit Committee, the Retirement Committee and the Acquisition Advisory Committee. Mr. Darden has served as a director of the Company since March 16, 1992.

     JOHN P. IMLAY, JR., age 57, is chairman of Dun & Bradstreet Software Services, Inc., an application software company located in Atlanta, Georgia, and has served in that capacity since 1990. Prior to that, he was Chairman of Management Science America, a mainframe applications software company which he founded in the 1960s. Mr. Imlay is also a director of the Atlanta Falcons, a National Football League team, and The Gartner Group. Mr. Imlay is chairman of the Company's Acquisition Advisory Committee and is a member of the Compensation and Retirement Committees. Mr. Imlay has served as a director of the Company since January 18, 1993.

     CLARK A. JOHNSON, age 63, has been a director of the Company since April 27, 1990. He has served as chairman and chief executive officer of Pier 1 Imports, Inc. ("Pier 1 Imports"), a specialty retailer of decorative home furnishings, since March 1984. Mr. Johnson is a director of Albertson's Inc., Anacomp, Inc., Heritage Media Corporation, InterTAN, Inc., and Pier 1 Imports, Inc. He is chairman of the Company's Executive Committee and is a member of the Nomination and Acquisition Advisory Committees.

     ANTHONY F. KOPP, age 61, has been chief executive officer and president of Newport Development Corporation since November, 1985. Newport Development Corporation, located in Orlando, Florida, owns and operates mobile home parks in the Orlando area and maintains an equipment leasing division. He was formerly the president of Diners Club Credit Card Division from 1968 through 1971. He has been a director of the Company since February, 1991 and is the Chairman of the Company's Retirement Committee and is a member of the Audit Committee and the Acquisition Advisory Committee.

     RICHARD NEVINS, age 47, is president of Richard Nevins & Associates, a financial advisory firm, and a Managing Director of Ambient Capital Group, Inc., a private investment bank. Mr. Nevins founded Richard Nevins & Associates in January 1992 and began his affiliation with Ambient Capital in 1993. From 1990 until forming Richard Nevins & Associates, Mr. Nevins was a managing director at Smith, Barney, Harris, Upham & Co., Inc. Before joining Smith, Barney, Mr. Nevins was a managing director at Drexel Burnham Lambert Incorporated. Mr. Nevins is a member of the Retirement Committee, the Nomination Committee, and the Acquisition Advisory Committee. Mr. Nevins was nominated by Triton and elected to the Board of Directors on July 19, 1993 pursuant to the Stockholder Agreement.

     JOHN D. PHILLIPS, age 51, was elected president and chief executive officer of the Company on April 19, 1994. He was also elected to the Board of Directors of the Company and to the Executive Committee on the same date. Mr. Phillips served as chief executive officer of Resurgens Communications Group, Inc. ("Resurgens") from May 1989 until Resurgens was merged with Metromedia Communications Corporation and LDDS Communications, Inc. in September 1993. Mr. Phillips served as president and chief operating officer of Advanced Telecommunications Corporation from June 1985 until October 1988. Mr. Phillips and the Company are parties to an Employment Agreement containing the terms of Mr. Phillips' employment by the Company.

     CARL E. SANDERS, age 68, is engaged in the private practice of law as the chairman of Troutman Sanders, Atlanta, Georgia. Mr. Sanders has been a director of the Company since 1967, except for a one-year period from April 1970 to April 1971. He is a former Governor of the State of Georgia and is also a director of Carmike Cinemas, Inc. and Healthdyne, Inc. Mr. Sanders is Chairman of the Company's Nomination Committee and is a member of the Acquisition Advisory Committee and the Executive Committee.

     CHARLES R. SCOTT, age 66, was president and chief executive officer of the Company from February 1991 until April 1994. He was also a director of the Company from January 1989 to April 1994. From 1970 to February 1993, Mr. Scott served as a director of Intermark, Inc. ("Intermark"), a diversified holding company, and was chief executive officer of Intermark from 1970 to 1991. From 1987 until February 1993, Mr. Scott also served as chairman of the board of Triton (which was an affiliate of Intermark from 1986 until 1993), and he was president and chief executive officer of Triton from 1987 to 1991. Mr. Scott is a director of the Bank of California and Pier 1 Imports, Inc.

     Triton Group Ltd. ("Triton") owns approximately 24% of the outstanding shares of the Company's Common Stock. The Company and Triton are parties to an Amended and Restated Stockholder Agreement dated as of June 25, 1993 (the "Stockholder Agreement") pursuant to which the Company and Triton agreed that the Board of Directors of the Company shall consist of not more than nine directors, two of whom shall be designated by Triton. Two of the individuals currently serving on the Board of Directors were designated by Triton. They are Richard Nevins, who was elected to the Board of Directors on July 19, 1993, and Michael E. Cahr, who was elected to the Board of Directors on March 15, 1994. In addition, under the Stockholder Agreement, Triton has agreed to vote in favor of the Company's nominees for director as long as any amount remains outstanding under the Triton Loan. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Under a Shareholder Rights Agreement between the Company and Westinghouse Electric Corporation, the Trustee of the Westinghouse Executive Pension Trust Fund has agreed to vote the shares of Common Stock it holds (approximately 5.9% of the outstanding Common Stock) in favor of the Company's nominees for director. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

CERTAIN LEGAL PROCEEDINGS

     On February 25, 1991, a lawsuit styled Virginia E. Abrams and Fuqua Industries, Inc. v. J. B. Fuqua, et al., Civil Action No. 11974, was filed in the Delaware Chancery Court. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark. Intermark is a predecessor to Triton, which currently owns approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks

(i) monetary damages from the director defendants, including a joint and several judgment for $15,700,000 for alleged improper profits obtained by Mr. J. B. Fuqua in connection with the sale of his shares in the Company to Intermark;
(ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees.

     As of March 4, 1991, two additional complaints, Behrens and Harris v. Fuqua Industries, Inc., et al., Civil Action No. 11988, and Freberg and Lewis v. Fuqua Industries, Inc., et al., Civil Action No. 11989, had been filed in the Delaware Chancery Court by plaintiffs who allege that they are stockholders of the Company. Each of these complaints purported to be brought on behalf of a class of stockholders of the Company other than the named defendants. The named defendants are the Company and certain of its current and former directors. The complaints alleged, among other things, that members of the Company's Board of Directors presently contemplate either a sale, a merger or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties to the plaintiffs and other members of the class and to take all appropriate steps to enhance the Company's value as a merger or acquisition candidate.

     On motion by the defendants in all three lawsuits, the Delaware Chancery Court ordered the consolidation of the three suits in In re Fuqua Industries, Inc. Shareholder Litigation, Civil Action No. 11974, on May 1, 1991. The action continues to be in the discovery stage.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended December 31, 1993, except that Mr. Aderhold failed to file a timely Form 4 Report with respect to his purchase of 1,000 shares of the Company's Common Stock in December 1993.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows, for the fiscal years ending December 31, 1993, 1992 and 1991, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued for those years, to each of the executive officers of the Company in all capacities in which they serve:

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM COMPENSATION
                                                                          --------------------------------
                                                                               AWARDS
                                     ANNUAL COMPENSATION                  -----------------
                        ----------------------------------------------        NUMBER OF          PAYOUTS
NAME AND                                                  OTHER              SECURITIES        -----------
PRINCIPAL                                                ANNUAL              UNDERLYING           LTIP             ALL OTHER
POSITION      YEAR      SALARY ($)    BONUS ($)     COMPENSATION (1)        STOCK OPTIONS      PAYOUTS ($)    COMPENSATION ($)(2)
- - ---------     ----      ----------    ---------    -------------------    -----------------    -----------    -------------------
Charles       1993       $624,984      $93,750          --                      45,500             -0-              $36,968
 R.           1992       $624,984      $75,000          --                      40,000             -0-              $20,853
 Scott(3)     1991(4)    $566,090      $52,083          --                         -0-             -0-                   --
Former
President
and Chief
Executive
Officer
Frederick     1993       $269,783      $41,250          --                      19,100             -0-              $ 4,390
 B.           1992       $257,797      $44,625          --                      20,000             -0-              $ 4,344
 Beilstein,   1991(4)    $146,794      $20,833          --                      15,000             -0-                   --
 III
Senior
Vice
President --
Treasurer
and Chief
Financial
Officer
Walter M.     1993(5)    $110,048      $16,875          --                      20,000             -0-              $41,312
 Grant
Senior
Vice
President
and
General
Counsel
Paul N.       1993       $147,600      $12,300          --                         -0-             -0-              $ 4,860
 Kiel(6)      1992       $147,600      $12,300          --                         -0-             -0-              $ 4,860
Former        1991       $147,600      $12,867          --                       1,000             -0-                   --
Vice
President -- Legal
and
Secretary
Michael       1993       $143,750      $22,500          --                      10,900             -0-              $ 2,700
 A.           1992       $116,249      $18,000          --                      10,000             -0-              $ 2,700
Lustig(7)     1991       $ 79,249      $ 6,666          --                       4,000             -0-                   --
Former
Vice
President --
Corporate
Development

- - ---------------

(1) The Company provides perquisites and other personal benefits to the executive officers of the Company. The value of the perquisites and benefits provided to each executive officer during 1992 and 1993 did not exceed the lesser of $50,000 or 10% of such officer's salary plus annual bonus. The value of these benefits for fiscal years prior to 1992 is not required to be disclosed under the rules promulgated by the Securities and Exchange Commission.
(2) The amounts in this column include (i) premium payments paid by the Company in 1992 and 1993 on behalf of its executive officers under life insurance policies owned by the executive officers, and (ii) relocation allowances of $15,845 and $40,000 provided by the Company to Mr. Scott and Mr. Grant, respectively, in 1993. "All Other Compensation" for fiscal years prior to 1992 is not required to be disclosed under the proxy rules promulgated by the Securities and Exchange Commission. The Company made premium payments of $12,180, $4,200, $4,860 and $2,700 in each of the years 1992 and 1993 on behalf of Messrs. Scott, Beilstein, Kiel and Lustig, respectively, and premium payments of $1,312 in 1993 on behalf of Mr. Grant under the Company's group universal life insurance program. Under this program, the Company's executive officers each own $500,000 of universal life insurance on which the Company pays the premiums. The cash surrender value of these policies as of December 31, 1993 was $26,848 for Mr. Scott, $9,012 for Mr. Beilstein, $23,191 for Mr. Kiel, $7,362 for Mr. Lustig, and $815 for Mr. Grant. In addition, the Company made premium payments of $8,673 and $144 in 1992 and $10,950 and $190 in 1993 on behalf of Messrs. Scott and Beilstein, respectively, under additional term life insurance policies providing death benefits of $1,100,000 and $100,000, respectively, payable to the designated beneficiaries of Messrs. Scott and Beilstein.
(3) Mr. Scott served as president and chief executive officer of the Company from February 1991 until April 19, 1994. He resigned as president and chief executive officer and as a director of the Company on April 19, 1994 but will continue as a senior officer of the Company at his current salary until December 31, 1994. After December 31, 1994, Mr. Scott will serve as a consultant to the Company for a period of two years pursuant to the Post-Employment Consulting Agreement between the Company and Mr. Scott. See "POST-EMPLOYMENT CONSULTING AGREEMENTS."
(4) The amounts shown for 1991 reflect less than a full year of compensation for Messrs. Scott and Beilstein, who were employed by the Company on February 6, 1991 and May 30, 1991, respectively.
(5) The amounts shown for 1993 reflect less than a full year of compensation for Mr. Grant, who was employed by the Company on July 6, 1993.
(6) Mr. Kiel ceased performing policy-making functions for the Company when Mr. Grant was employed as Senior Vice President and General Counsel of the Company in July 1993. The amounts shown in the Summary Compensation Table for Mr. Kiel include all compensation earned by him during 1993, including compensation earned after he ceased to perform policy-making functions. Mr. Kiel's employment with the Company was terminated in March 1994 in connection with a reduction in force in the Company's corporate headquarters. Mr. Kiel asserted that he was entitled to compensation under his severance agreement with the Company, which provided for certain payments if he was terminated within three years of a "change in control" as defined in the severance agreement. The Company disputed this claim and settled with Mr. Kiel by agreeing to make a lump sum payment equal to one year's salary ($147,600) and by entering into a one-year consulting agreement with Mr. Kiel providing for additional payments of $60,000 in exchange for legal services to be provided to the Company by Mr. Kiel.
(7) Mr. Lustig ceased to be an executive officer of the Company when he became Executive Vice President and Chief Financial Officer of Diversified Products Corporation, a wholly owned subsidiary of the Company, in November 1993. The amounts shown in the Summary Compensation Table for Mr. Lustig include all compensation earned by him during 1993, including compensation earned after he ceased to be an executive officer of the Company.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     The following table contains information concerning the grant of stock options and tandem limited stock appreciation rights ("SARs") under the Company's 1989 Stock Option Plan during the fiscal year ended December 31, 1993:

                   OPTION AND SAR GRANTS IN LAST FISCAL YEAR





                                                                                       POTENTIAL REALIZABLE
                                                                                      VALUE AT ASSUMED ANNUAL
                                                                                        RATES OF STOCK PRICE
                                                                                      APPRECIATION FOR OPTION
                                 INDIVIDUAL GRANTS                                              TERM
- - -----------------------------------------------------------------------------------   ------------------------
                                                   (C)
                                               % OF TOTAL
                                                OPTIONS/
                                      (B)         SARS          (D)
                                    OPTIONS/   GRANTED TO     EXERCISE
                                     SARS       EMPLOYEES     OR BASE       (E)
                                    GRANTED     IN FISCAL      PRICE     EXPIRATION      (F)           (G)
               (A)                   #(1)         YEAR         (S/SH)       DATE      5%($)(2)      10%($)(2)
                                    -------   -------------   --------   ----------   ---------     ----------
Charles R. Scott..................   45,500         48%        $13.75      3/31/03          -0-      $279,370
Frederick B. Beilstein, III.......   19,100         20%        $13.75      3/31/03          -0-      $117,274
Walter M. Grant...................   20,000         21%        $8.875      7/19/03    $  89,100      $232,300
Paul N. Kiel......................      -0-         --             --           --          -0-           -0-
Michael A. Lustig.................   10,900         11%        $13.75      3/31/03          -0-      $ 66,926

- - ---------------

(1) The options for Messrs. Scott, Beilstein and Lustig were granted on March 31, 1993, and the options for Mr. Grant were granted on July 19, 1993. The exercise price of each option was equal to the market price on the date of grant. Each option becomes exercisable in cumulative increments of 25% of the total number of shares subject to the option six months from the date of grant and on the first, second, and third anniversaries of the date of grant. The options each have a term of ten years from the date of grant and are not transferrable otherwise than by will or the laws of descent and distribution. Except as provided in each of the option agreements, the options may not be exercised unless the optionee continues to be employed by the Company or one of its affiliates or subsidiaries. In the event of the termination of employment of any of the optionees that is either (i) for "cause" (as defined in each of the option agreements) or (ii) voluntary on the part of such optionee and without the written consent of the Company, any options granted to such optionee, to the extent not theretofore exercised, shall forthwith terminate. In addition, Mr. Scott's options will become immediately and fully exercisable for a period of seven months (but not to exceed ten years from the date of grant) in the event of Mr. Scott's (i) retirement, (ii) termination other than a voluntary termination or termination for "cause", as described above, or (iii) death. See POST-EMPLOYMENT CONSULTING AGREEMENTS." The purchase price of the shares subject to these options may be paid (i) in cash, (ii) by check payable to the Company, (iii) through the surrender of previously owned stock of the Company, or (iv) by surrendering a portion of any such option equal to the difference between the fair market value of the stock and the option exercise price. The optionees may also elect to have a portion of the shares subject to any such option withheld by the Company to pay any income tax withholding payable by the Company in connection with any option exercise.
(2) The total value of all outstanding shares of Common Stock of the Company, based on the last sale price on the New York Stock Exchange on April 29, 1994 of $8.50, was $155,251,446. If the Common Stock appreciates at the 5% and 10% compounded annual rates assumed in the table, the value of the Company's Common Stock held by all stockholders will increase by $84,566,376 and $208,036,938, respectively, by the expiration date of these options. There can be no assurance that such increases in value will occur.

OPTION AND SAR EXERCISES AND HOLDINGS

     The following table sets forth information with respect to the named executive officers concerning the exercise of options or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year.
                                                           FY End Value -- $7.50

          AGGREGATED OPTION AND SAR EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR-END OPTION AND SAR VALUES

                                                                                                 VALUE OF UNEXERCISED IN
                                                                     NUMBER OF UNEXERCISED              THE MONEY
                                                VALUE REALIZED    OPTIONS/SARS AT FISCAL YEAR    OPTIONS/SARS AT FISCAL
                                               (MARKET PRICE AT             END(#)                     YEAR END($)
                             SHARES ACQUIRED    EXERCISE LESS     ---------------------------   -------------------------
           NAME              ON EXERCISE(#)    EXERCISE PRICE)    EXERCISABLE    UNEXERCISED    EXERCISABLE   UNEXERCISED
- - ---------------------------  ---------------   ----------------   -----------   -------------   -----------   -----------
Charles R. Scott...........        -0-                -0-            31,375         54,125          -0-           -0-
Frederick B. Beilstein,
  III......................        -0-                -0-            22,275         31,825          -0-           -0-
Walter M. Grant............        -0-                -0-               -0-         20,000          -0-           -0-
Paul N. Kiel...............        -0-                -0-               500            500          -0-           -0-
Michael A. Lustig..........        -0-                -0-            14,725         15,175          -0-           -0-

PENSION PLANS

     The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's qualified defined benefit pension plan and nonqualified supplemental pension plan based on remuneration that is covered under the plans and based on the participant's years of service with the Company and its subsidiaries. The Company's nonqualified supplemental pension plan provides benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits and provides certain other supplemental pension benefits to certain of the Company's management and highly compensated employees.

                               PENSION PLAN TABLE

                                YEARS OF SERVICE

REMUNERATION        15           20           25           30        40 OR MORE
- - ------------     --------     --------     --------     --------     ----------
  $125,000       $ 37,500     $ 50,000     $ 56,250     $ 62,500      $ 75,000
   150,000         45,000       60,000       67,500       75,000        90,000
   175,000         52,500       70,000       78,750       87,500       105,000
   200,000         60,000       80,000       90,000      100,000       120,000
   225,000         67,500       90,000      101,250      112,500       135,000
   250,000         75,000      100,000      112,500      125,000       150,000
   300,000         90,000      120,000      135,000      150,000       180,000
   400,000        120,000      160,000      180,000      200,000       240,000
   450,000        135,000      180,000      202,500      225,000       270,000
   500,000        150,000      200,000      225,000      250,000       300,000
   600,000        180,000      240,000      270,000      300,000       360,000
   700,000        210,000      280,000      315,000      350,000       420,000
   800,000        240,000      320,000      360,000      400,000       480,000
   900,000        270,000      360,000      405,000      450,000       540,000

     A participant's compensation covered by the Company's pension plan and supplemental pension plan is his or her average annual compensation for the five calendar plan years during the last ten years of the participant's career for which such average is the highest or, in the case of a participant who has been employed for less than five full calendar years, the period of his or her employment with the Company and its subsidiaries ("covered compensation"). A participant's covered compensation generally means the total taxable compensation required to be reported on the participant's Form W-2 for income tax purposes, except that this amount is annualized for periods covering less than a full calendar year. This amount for the named executive officers as of the end of the last calendar year is: Mr. Scott: $694,614; Mr. Beilstein:
$300,648; Mr. Grant: $230,512; Mr. Kiel: $164,250; Mr. Lustig: $174,950. The
estimated years of service for each named executive as of March 1, 1994 is as follows: Mr. Scott: three years; Mr. Beilstein: two years; Mr. Kiel: 25 years; Mr. Lustig: 14 years; Mr. Grant: zero years. Benefits shown are computed as a straight life annuity beginning at age 62. Generally, a participant earns retirement benefits at the rate of 2% of his covered compensation for the first 20 years of service and 1% for each additional 20 years of service. In 1992, the supplemental pension plan was amended to provide that participants over the age of 62 who have not otherwise reached the maximum benefit would earn benefits at the rate of 5% of covered compensation for each year of service after age 62. Participants become vested in their retirement benefits after completing at least five years of service or attaining age 50 or upon retirement after age 62 with at least one year of service. Based on these provisions and the number of years of service completed, the annual vested retirement benefit for each named executive as of March 1, 1994 was as follows: Mr. Scott: $108,612; Mr.
Beilstein: none; Mr. Kiel: $68,724; Mr. Lustig: $30,857; and Mr. Grant: none. A participant's covered compensation for purposes of the pension plan differs from compensation reported in the Summary Compensation Table (the "Table") in that
(i) covered compensation includes certain taxable employee benefits not required to be reported in the Table, and (ii) covered compensation includes all compensation received by the executive during the year (regardless of when it was earned), whereas the Table includes only compensation earned during the year.

COMPENSATION OF DIRECTORS

     In 1993, each director of the Company who was not employed by the Company received a monthly retainer of $2,000 plus $1,200 for each meeting of the Board of Directors which he attended in person and $500 for each meeting of the Board of Directors in which he participated by conference telephone call.

Chairmen of committees of the Board of Directors are paid an additional fee of $2,500 per year. Members of committees of the Board of Directors are paid $500 for each meeting attended if held in conjunction with a meeting of the full Board of Directors or $1,200 if held separately. Directors are also reimbursed for their expenses in attending meetings and engaging in other business activities for the Company.

     In March 1994, the Board of Directors eliminated the monthly cash retainer previously paid to all non-employee directors of the Company. In lieu of the monthly cash retainer, each director who is not employed by the Company will receive 300 shares of the Company's Common Stock for each month of service as a director. This arrangement is subject to stockholder approval and will be submitted to the stockholders for approval at the 1995 Annual Meeting of Stockholders. No shares will be issued to the directors until stockholder approval is obtained. Meeting fees will continue to be paid in cash at the same rate as in 1993.

     Directors who are not employees of the Company also are entitled to receive options to purchase shares of the Company's Common Stock under the 1991 Non-Employee Director Stock Option Plan (the "Director Plan"). Certain amendments to the Director Plan were approved at the 1993 Annual Meeting of Stockholders. As amended, the Director Plan provides that:

          (1) Each non-employee director of the Company on August 3, 1992 was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $11.875, the closing price of the Common Stock on the trading day immediately preceding the date of grant. Options granted to these directors became fully vested as to all 10,000 shares upon approval of the amendments to the Director Plan at the 1993 Annual Meeting of Stockholders.

          (2) Each person who becomes a non-employee director of the Company after August 3, 1992 will receive an option for 10,000 shares of Common Stock on the day he is elected as a director at an exercise price equal to the closing price of the Common Stock on the trading day preceding his election. Options granted to these directors become fully vested and are exercisable as to all 10,000 shares on March 31 in the year after the date the director is elected if the Company has net income for the year in which the director is elected or earnings equal to or better than budgeted results for such year. In 1993, options were granted under the Director Plan to each of Messrs. Aderhold, Imlay and Nevins, but all of these options have expired because the Company in 1993 did not have net income or earnings equal to or better than budgeted results for 1993.

     Options granted under the Director Plan have a term of ten years, and the Director Plan itself terminates ten years after the initial grant date under the Plan, or on June 27, 2001.

     The following table shows the amount of options held by directors of the Company under the Director Plan as of April 29, 1994:

                                                                           NUMBER OF SHARES
                                                                                 SUBJECT TO
     NAME AND POSITION                                                              OPTIONS
     -------------------------------------------------------------------  -----------------
     Michael E. Cahr....................................................        10,000(1)
       Director
     Director John M. Darden, III.......................................        10,000(2)
       Director
     Clark A. Johnson...................................................        10,000(2)
       Director
     Anthony F. Kopp....................................................        10,000(2)
       Director
     Carl E. Sanders....................................................        10,000(2)
       Director
     Non-Employee Director Group........................................        50,000

- - ---------------

(1) Mr. Cahr was elected as a director on March 15, 1994, and the options granted to him are exercisable at $6.75 per share. These options vest and become fully exercisable on March 31, 1995, assuming the Company has net income or earnings equal to or greater than budgeted results for 1994.

(2) These options are exercisable at $11.875 per share.

     During the first quarter of 1992, the Company implemented a group medical plan for directors which provides medical coverage at group premium rates to active directors electing such coverage and to a director who upon retirement either has participated in the plan for the entire period that the individual has been a director since March 1, 1992 or has participated in the plan for the three consecutive years immediately prior to the individual's retirement as a director. The medical plan currently pays for 100% of a director's single coverage premium and between 25% and 50% of the dependent coverage premium.

AGREEMENTS WITH JOHN D. PHILLIPS

     On April 19, 1994, Mr. Phillips was elected president and chief executive officer of the Company. He was also elected to the Board of Directors of the Company. Mr. Phillips succeeds Mr. Scott, who had served as the Company's president and chief executive officer since 1991. At the same time, Renaissance Partners, an investment partnership in which Mr. Phillips serves as a general partner, purchased from the Company 700,000 shares of the Company's Common Stock for $4,462,500, representing a price of $6.375 per share. This price represents the last sale price of the Company's Common Stock on the New York Stock Exchange on April 11, 1994, the day before the Company announced that it had received a proposal from Mr. Phillips. The Company has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which the Company has agreed to register with the Securities and Exchange Commission the 700,000 shares of Common Stock purchased by Renaissance Partners.

     Mr. Phillips and the Company are parties to an Employment Agreement dated April 19, 1994 under which the Company agreed to employ Mr. Phillips as its chief executive officer until December 31, 1996. The Employment Agreement provides that Mr. Phillips will be entitled to receive a base salary at an annual rate of $625,000 per year, which is the same base salary received by Mr. Scott during his term as president and chief executive officer of the Company. Mr. Phillips also is entitled to participate in the Company's Senior Officer Bonus Plan and to receive other benefits provided by the Company to its senior corporate officers. Both the Company and Mr. Phillips have the right to terminate the Employment Agreement at any time. If the Company terminates the Employment Agreement without cause (as defined in the Employment Agreement), then the Company will be required to continue to pay Mr. Phillips' base salary and other benefits through December 31, 1996. If the Company terminates the Employment Agreement with cause or if Mr. Phillips terminates the Employment Agreement, then Mr. Phillips will be entitled to receive his base salary and other benefits only through the date of termination.

     In connection with his employment, Mr. Phillips also received from the Company an option (the "Option") to purchase 300,000 shares of the Company's Common Stock at a price of $6.375 per share. The option may be exercised at any time until the Option terminates on April 18, 2001. Mr. Phillips has the right to transfer the Option in whole or in part at any time. The Company has entered into a Registration Rights Agreement with Mr. Phillips pursuant to which the Company has agreed to register with the Securities and Exchange Commission any shares purchased upon exercise of the Option.

POST-EMPLOYMENT CONSULTING AGREEMENTS

     The Company has entered into Post-Employment Consulting Agreements with each of Messrs. Scott, Beilstein, Lustig, and Grant. These agreements provide that if an executive's employment with the Company is terminated by the Company (other than a termination for cause) or if the executive's employment is terminated by the executive for "good reason", then the Company will retain the executive as a consultant for a period of two years following the date of termination of his employment. An executive may terminate his employment for "good reason" in the event of (i) a reduction in his base salary or benefits other than an across-the-board reduction involving similarly situated employees,
(ii) the relocation of his full-time office to a location greater than 50 miles from the Company's current corporate office, or (iii) a reduction in his corporate title. The agreements provide that the Company, in exchange for the executive's post-employment consulting services, will pay a monthly consulting fee to the executive in an amount equal to the executive's monthly base salary at the time of the termination of his employment. The agreements also provide for the continuation of certain medical and other employee benefits during the two-year consulting period. The consulting payments to which a terminated executive is otherwise entitled under the agreements will be reduced in the event the terminated executive has "earned income" (as defined in the agreements) or retirement income under the Company's Retirement Plan during the two-year consulting period.

     Mr. Scott resigned as president and chief executive officer and as a director of the Company on April 19, 1994 but will continue to serve as a senior officer of the Company at his current salary until December 31, 1994. After December 31, 1994, Mr. Scott will serve as a consultant to the Company for a period of two years under his Post-Employment Consulting Agreement with the Company. On April 19, 1994, the Board of Directors, subject to legal review, agreed to extend the period during which Mr. Scott may exercise the stock options previously granted to him by the Company through the expiration date of Mr. Scott's Post-Employment Consulting Agreement with the Company. See "STOCK OPTION AND STOCK APPRECIATION RIGHTS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

                 OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

     The following table sets forth, as of the close of business on April 29, 1994, information as to those stockholders known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock (based solely upon filings by each of such stockholders with the Securities and Exchange Commission on Schedule 13D or Schedule 13G):

                                                               COMMON STOCK
                                                               BENEFICIALLY
                                                              OWNED ON APRIL
                     NAME AND ADDRESS                            29, 1994            PERCENT OF CLASS
- - -----------------------------------------------------------  -----------------       ----------------
Triton Group Ltd.(1).......................................      4,413,598                 24.1%
  550 West C
  18th Floor
  San Diego, California 92101
Franklin Resources, Inc.(2)................................      1,424,000                  7.7%
  177 Mariners Island Boulevard
  San Mateo, California 94404
Mellon Bank, as Trustee of.................................      1,090,909                  5.9%
  the Westinghouse Executive
  Pension Trust Fund(3)
  11 Stanwix Street
  Pittsburgh, Pennsylvania 15222
John D. Phillips(4)........................................      1,000,000                  5.3%
  945 E. Paces Ferry Road
  Suite 2210, Resurgens Plaza
  Atlanta, Georgia 30326

- - ---------------

(1) Mr. Nevins serves as a financial advisor to Triton, and Mr. Cahr serves as a director of Triton. Messrs. Nevins and Cahr were designated by Triton to fill the two positions on the Company's Board of Directors that Triton is entitled to fill under the Stockholder Agreement. See also "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." Mr. Nevins and Mr. Cahr disclaim beneficial ownership of the Common Stock owned by Triton.
(2) Franklin Resources, Inc. ("Franklin") is a holding company for investment adviser companies registered under the Investment Advisors Act of 1940. In a Schedule 13G dated February 3, 1994, Franklin stated that its investment advisory client, Templeton Funds, Inc., owned as of December 31, 1993, more than 5% of the outstanding shares of the Company's Common Stock.
(3) Westinghouse Electric Corporation ("Westinghouse") acquired these shares on June 8, 1993 in connection with the acquisition by the Company of substantially all of the assets of Diversified Products

     Corporation. According to a Schedule 13D filed by Westinghouse, the shares were transferred to the Trustee of the Westinghouse Executive Pension Trust Fund (the "Trustee") on August 31, 1993. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(4) John D. Phillips was elected president, chief executive officer and a director of the Company on April 19, 1994. See "AGREEMENTS WITH JOHN D. PHILLIPS." The shares shown in the table as beneficially owned by Mr. Phillips include 700,000 shares owned by Renaissance Partners, a Georgia general partnership in which Mr. Phillips is a general partner, and 300,000 shares subject to purchase by Mr. Phillips within the next 60 days pursuant to the exercise of a stock option. See "AGREEMENTS WITH JOHN D. PHILLIPS." Mr. Phillips disclaims beneficial ownership of the shares owned by Renaissance Partners except to the extent of his interest in Renaissance Partners.

     Intermark (which was merged into Triton on June 25, 1993) originally acquired more than 5% of the outstanding shares of the Company's Common Stock in 1989. In an amended Schedule 13D, dated February 26, 1991, Intermark stated in part the following in respect to its purchase of the Company's Common Stock:

          "Intermark's purpose in acquiring and holding, through Triton, shares of [Actava] Common Stock is to further its ultimate objective of acquiring voting control of [Actava]. Intermark has not formulated any specific plan or proposal in this regard, and . . . there can be no assurance that any such plan or proposal will be developed or as to the term(s) or the timing of any such plan or proposal."

     On July 22, 1993, Triton amended its Schedule 13D to report that it had acquired an additional 75,000 shares of Common Stock, increasing its ownership to 4,413,598 shares (25.03% of the shares then outstanding). In its amended
Schedule 13D, Triton stated in part:

          "Subject to applicable legal requirements and the factors referred to below, Triton may purchase from time to time, in open market or privately-negotiated transactions, additional shares of Actava Common Stock. In determining whether to purchase additional shares of Common Stock, and in formulating any other plan or proposal with respect to Actava, Triton intends to consider various factors, including Actava's financial condition, business and prospects, other developments concerning Actava, price levels of Actava Common Stock, other opportunities available to Triton, developments with respect to Triton's business and general economic and stock market conditions. In this regard, the recent decline in the market price of Actava's Common Stock is a matter of concern to Triton, but also was viewed by Triton as an opportunity to increase its ownership level in Actava to at least 25%. In addition, depending upon, among other things, the matters referred to above, Triton may determine to dispose of all or a portion of its shares of Actava Common Stock.

          Triton desires to work with Actava's Board of Directors and management in an effort to realize value for all of Actava's shareholders. Thus far, however, Actava has been unwilling to work with Triton on such an effort, and there can be no assurances that Actava will be willing to do so in the future."

     On August 2, 1993, Triton again amended its Schedule 13D to report that it had retained an investment banking firm to advise Triton with regard to its interest in the Company and alternatives available to Triton to maximize value from its ownership of the Company's Common Stock. On December 7, 1993, Triton stated in a further amendment to its Schedule 13D:

          "Triton has retained Patricoff & Co. Capital Corp. as its financial adviser to advise Triton as to its 25% stake in Actava and alternatives available to Triton to maximize value from the Actava holdings."

              OWNERSHIP OF COMPANY STOCK BY DIRECTORS AND OFFICERS

     The members of the Company's Board of Directors and all directors and executive officers of the Company as a group have beneficial ownership of the number of shares of Common Stock indicated in the following table and its footnotes. Unless otherwise indicated in the footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table.

                                                                     COMMON STOCK            PERCENT
                                                                 BENEFICIALLY OWNED ON         OF
                             NAME                                   APRIL 29, 1994            CLASS
- - ---------------------------------------------------------------  ---------------------       -------
John E. Aderhold...............................................            6,280               *
Michael E. Cahr(1).............................................              -0-
John M. Darden, III(2).........................................           13,000               *
John P. Imlay, Jr..............................................           10,000               *
Clark A. Johnson(2)............................................           11,000               *
Anthony F. Kopp(2).............................................           13,500               *
Richard Nevins(1)..............................................            1,000               *
John D. Phillips(3)............................................        1,000,000               5.3%
Carl E. Sanders(2)(4)(5).......................................           31,497               *
Charles R. Scott(2)(5).........................................          108,085               *
Frederick B. Beilstein, III(2).................................           65,800               *
Walter M. Grant(2)(5)..........................................            8,386               *
Paul N. Kiel(2)(5).............................................            8,681               *
Michael A. Lustig(2)(5)........................................           28,609               *
Directors and Officers as a
  Group (14 persons)(5)(6).....................................        1,305,838               6.9%

- - ---------------

 *  Less than one percent.
(1) Excludes shares owned by Triton (which is the beneficial owner of approximately 24% of the outstanding shares of the Company's Common Stock). Mr. Cahr and Mr. Nevins were designated by Triton to fill the two positions on the Company's Board of Directors that Triton is entitled to fill under the Stockholder Agreement. See "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(2) Includes shares subject to purchase within the next 60 days under the Company's 1989 Stock Option Plan and under the 1991 Non-Employee Director Stock Option Plan.
(3) Includes 700,000 shares owned by Renaissance Partners, a Georgia general partnership in which Mr. Phillips is a general partner, and 300,000 shares subject to purchase by Mr. Phillips within the next 60 days pursuant to the exercise of a stock option. See "AGREEMENTS WITH JOHN D. PHILLIPS." Mr. Phillips disclaims beneficial ownership of the shares owned by Renaissance Partners except to the extent of his interest in Renaissance Partners.
(4) In addition, Mr. Sanders beneficially owns $25,000 face amount (less than 1%) of the Company's 6 1/2% Convertible Subordinated Debentures due in 2002, which are convertible into Common Stock at a conversion price of
    $41 5/8 per share.
(5) Includes shares allocated to the individual employee's accounts under the Employees Stock Purchase Plan as of January 31, 1994.
(6) The number of shares shown for directors and executive officers as a group includes an aggregate of 455,250 shares which are subject to purchase by members of the group within the next 60 days pursuant to the exercise of stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND DIRECTORS

     Mr. Sanders is Chairman of Troutman Sanders, a law firm which provides legal services to the Company. During 1993, the Company paid approximately $785,000 to Troutman Sanders for legal services. Triton reimbursed the Company for approximately $332,500 of this amount as required by the provisions of the Loan Agreement between the Company and Triton. See "RELATIONSHIP WITH
TRITON -- TRITON LOAN."

     Mr. Darden is chairman and chief executive officer of Sands, a food service business headquartered in Atlanta. For approximately ten years, Sands has provided snack bar and vending machine services to the employees of the Company's Snapper Division in McDonough, Georgia ("Snapper"). During 1993, the revenue received by Sands from this relationship totalled approximately $314,000, all of which was paid by employees of Snapper rather than by the Company. The relationship between Sands and Snapper existed before Mr. Darden was elected as a director of the Company.

                           INDEMNIFICATION AGREEMENTS

     The Company entered into indemnification agreements (the "Indemnification Agreements") with each person who was an officer or director of the Company during 1993, and the Company has approved Indemnification Agreements for Mr. Cahr and Mr. Phillips, who became directors in 1994. The Indemnification Agreements provide for indemnification of directors and officers to the full extent authorized or permitted by law. The Indemnification Agreements also provide for (i) advancement by the Company of expenses incurred by the director or officer in defending certain litigation, (ii) the appointment of an independent legal counsel to determine whether the director or officer is entitled to indemnity after a change in control, and (iii) the continued maintenance by the Company of the directors' and officers' liability insurance currently in effect ($5 million of primary coverage and an excess policy providing $5 million of additional coverage). These Indemnification Agreements were approved by the stockholders of the Company at the 1993 Annual Meeting of Stockholders.

                           INDEBTEDNESS OF MANAGEMENT

     During 1991, certain executive officers of the Company purchased shares of Common Stock from the Company under the Company's Restricted Stock Plan in exchange for full recourse promissory notes issued to the Company in the amounts indicated below:

                                                                     NO. OF SHARES OF    AMOUNT OF
                         NAME AND TITLE OF                              RESTRICTED      INDEBTEDNESS
                         EXECUTIVE OFFICER                           STOCK PURCHASED     TO COMPANY
- - -------------------------------------------------------------------  ----------------   ------------
Frederick B. Beilstein, III........................................       20,000          $254,719
  Senior Vice President -- Treasurer and Chief Financial Officer
Paul N. Kiel.......................................................        2,000          $ 26,569
  Former Vice President -- Legal and Secretary
Michael A. Lustig..................................................        6,000          $ 81,334
  Former Vice President -- Corporate Development

     These notes are payable on August 1, 2001 and originally provided for interest at 9% per annum. In addition, as a condition of his employment, the Company loaned to Mr. Beilstein $117,000, pursuant to a full recourse promissory note which originally provided for interest at 9% per annum and is payable on August 1, 2001, to finance his purchase of 10,000 shares of the Company's Common Stock in an open market transaction. All of the notes described above were modified in 1993, with the approval of the Compensation Committee, to provide for interest at the prime rate plus 1/2% per annum.

                 SHAREHOLDER RIGHTS AGREEMENT WITH WESTINGHOUSE

     On June 8, 1993, in connection with the Company's acquisition of substantially all of the assets of Diversified Products Corporation ("DP"), the Company and Westinghouse entered into a Shareholder Rights Agreement with regard to the 1,090,909 shares (the "Westinghouse Shares") which were included in the net purchase price for DP's assets. The Shareholder Rights Agreement provides that Westinghouse has the right (the "Put Right"), under certain circumstances, to require the Company to purchase any Westinghouse Shares owned by Westinghouse at a price equal to $11.00 per share which price is subject to adjustment (the "Applicable Price"). This Put Right may be exercised on June 8, 1994, the first anniversary date of the Shareholder Rights Agreement. In the event that a registration statement is in effect with respect to the Westinghouse Shares under the Securities Act of 1933, as amended, at the time the Put Right is exercised, the Company may request that Westinghouse sell the Westinghouse Shares to purchasers other than the Company in lieu of requiring the Company to purchase such shares. If, pursuant to this request, Westinghouse sells any Westinghouse Shares to purchasers other than the Company for a price less than the Applicable Price, the Company will be required to pay the difference between the price received by the selling shareholder and the Applicable Price. The Company, at its election, may pay this amount in cash or in additional shares of Common Stock of the Company provided that a registration statement is in effect with respect to such additional shares at the time of exercise of the Put Right. The Shareholder Rights Agreement also provides that the Westinghouse Shares will be voted in favor of the slate of nominees for directors of the Company proposed by management of the Company (i) at each regular or special meeting of the Company's stockholders at which directors are elected held between June 8, 1993 and the sixtieth (60th) day after the Exercise Date of the Put Right and (ii) pursuant to any solicitation of votes for directors of the Company circulated between June 8, 1993 and the sixtieth (60th) day after the Exercise Date. Westinghouse has agreed to cause certain transferees of the Westinghouse Shares, including the Westinghouse Executive Pension Trust Fund which currently holds the Westinghouse Shares, to agree in writing with the Company to vote the Westinghouse Shares held by it in accordance with such provisions.

                            RELATIONSHIP WITH TRITON

     Triton is the beneficial owner of approximately 24% of the outstanding shares of the Company's Common Stock. See "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." Charles R. Scott, the former president and chief executive officer of the Company and currently a senior officer of the Company, served, until February 15, 1993, as chairman and a director of Intermark (which was merged into Triton on June 25, 1993) and as chairman of the board of Triton. Triton and the Company are parties to a Stockholder Agreement which, among other things, contains provisions regarding the composition of the Board of Directors of the Company. Richard Nevins and Michael E. Cahr were designated by Triton and elected as directors of the Company pursuant to the Stockholder Agreement. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT."

STOCKHOLDER AGREEMENT

     On May 22, 1989, Triton and the Company entered into a Stockholder Agreement, as amended (the "Original Stockholder Agreement"), pursuant to which Triton agreed to certain conditions required by the Board of Directors of the Company to obtain its approval, pursuant to Section 203(a)(1) of the Delaware General Corporation Law, for the purchase by Triton of in excess of 15% of the outstanding shares of the Company's Common Stock in open market or private purchases. The Original Stockholder Agreement provided that Triton may not engage, or cause any affiliate of Triton to engage, in any "business combination" (as defined in Section 203 of the Delaware General Corporation Law) with the Company without the prior approval of a majority of the directors of the Company who are "disinterested" from Triton or any affiliate of Triton (except the Company). The Original Stockholder Agreement further provided that the Board of Directors of the Company would consist of not less than seven directors, at least three of whom would be disinterested from Triton, and that Triton would cause all shares of voting stock of the Company owned by it or any affiliate to vote for all of the Company's nominees to the Board of Directors. The Original Stockholder Agreement was entered into when Triton owned 9.9% of the outstanding shares of the Company's Common Stock. The term of the Original Stockholder Agreement originally expired on July 7, 1992, which is the third anniversary of Triton's becoming a 15% owner of Common Stock. On November 27, 1991, the Company and Triton entered into an amendment to the Original Stockholder Agreement in connection with a loan made by the Company to Triton. See "TRITON LOAN" below. The 1991 amendment extended the term of the Original Stockholder Agreement until the later to occur of: (i) July 7, 1993; or (ii) twelve (12) months from the payment in full of the loan made by the Company to Triton, but in no event later than November 27, 1994 unless the loan has not been paid in full by such date, in which case the Original Stockholder Agreement would expire on the date the loan is paid in full.

     In October 1992, Intermark and Triton filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Proceeding"). On February 10, 1993, Triton filed a motion with the bankruptcy court in the Chapter 11 Proceeding seeking to have the Original Stockholder Agreement rejected as an executory contract and seeking the bankruptcy court's approval for the use of estate property to fund the solicitation of proxies for Triton's own slate of directors at the Company's 1993 Annual Meeting of Stockholders. On March 8, 1993, the bankruptcy court denied Triton's motion and Triton voted its shares in favor of the Company's nominees for the Board of Directors at the 1993 Annual Meeting of Stockholders.

     On June 4, 1993, the bankruptcy court approved the Joint Plan of Reorganization of Triton and Intermark in the Chapter 11 Proceeding, and Intermark was merged into Triton pursuant to the Plan of Reorganization on June 25, 1993. The Original Stockholder Agreement was amended on June 25, 1993 (the "Stockholder Agreement") pursuant to the Plan of Reorganization to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors of the Company as long as Triton continues to own 20% or more of the outstanding shares of the Company's Common Stock. The Stockholder Agreement provides that if Triton's ownership of the Company's Common Stock is reduced to less than 20%, but not less than 10%, then Triton can designate one director, and if Triton's ownership is reduced to less than 10% of the Common Stock, then Triton is not entitled to designate any directors. Under the Stockholder Agreement, Triton is obligated to vote the shares of Common Stock owned by it in favor of the Company's nominees to the Board of Directors so long as any obligations are outstanding under the loan made by the Company to Triton. See "TRITON LOAN" below. In addition, Triton's right to designate any directors under the Stockholder Agreement terminates and each designated director is required to resign if Triton directly or indirectly initiates, participates in, finances or otherwise supports any effort to solicit from other stockholders proxies or consents for the election of directors of the Company other than the Company's nominees for the Board of Directors. The Stockholder Agreement terminates after Triton's obligations under the loan made by the Company to Triton have been satisfied in full and after Triton is no longer entitled to designate any of the Company's directors under the Stockholder Agreement. See "TRITON LOAN".

TRITON LOAN

     In November 1991, after an independent review by the Company's disinterested directors, the Company and Triton entered into a Loan Agreement (the "Triton Loan Agreement") under which the Company agreed to lend up to $32 million to Triton secured by a pledge of the shares of the Company's Common Stock owned by Triton (the "Triton Loan"). Triton's initial draw under the Triton Loan was approximately $27 million, but subsequent draws, in accordance with margin requirements, increased the principal amount of the Triton Loan to $32 million. In connection with the Triton Loan, Triton granted to the Company a right of first refusal to purchase the shares of the Company's Common Stock held by Triton upon a proposed sale of all or any portion of such shares (voluntary or involuntary) by Triton.

     The proposed Plan of Reorganization originally filed by Triton in the Chapter 11 Proceeding contemplated significant revisions in the terms of the Triton Loan and the elimination of the Stockholder Agreement and the Company's right of first refusal to purchase the shares of the Company's Common Stock owned by Triton. The Company filed an objection to the proposed Plan of Reorganization after a special committee of the Board of Directors consisting of directors not affiliated with Triton (the "Special Committee") concluded that the terms of the proposed Plan of Reorganization were not acceptable. Triton then initiated settlement discussions with the Special Committee in an effort to eliminate the Company's objections to the Plan of Reorganization. As a result of these discussions, the proposed revisions to the terms of the Triton Loan and related documents were modified in a manner acceptable to the Special Committee and the Company withdrew its objections to the Plan of Reorganization.

     In accordance with the settlement agreement reached between Triton and the Company, the Triton Loan Agreement was amended pursuant to the Plan of Reorganization to extend the maturity date of the Triton Loan from November 1994 to April 1997, the interest rate was reduced from prime plus 4% to an escalating rate averaging prime plus 1 3/4% per annum for the balance of the term of the Triton Loan, the ratio of minimum collateral value to loan balance required under the mandatory payment (margin call) provisions of the Triton Loan Agreement was reduced from approximately 154% (approximately $11.25 per share) to 125% (approximately $9.14 per share), and release provisions were added allowing Triton to withdraw shares pledged as collateral if and to the extent the collateral exceeded approximately 190% of the loan balance ($14.00 per share). The Company's right of first refusal with respect to any sale by Triton of its shares of Common Stock of the Company was continued in effect until the Triton Loan is paid in full. These changes in the Triton Loan Agreement and related documents took effect upon consummation of Triton's Plan of Reorganization on June 25, 1993.

     On August 19, 1993, following an unsuccessful attempt by Triton to obtain bankruptcy court approval for a modification or elimination of the mandatory payment (margin call) provisions of the Triton Loan Agreement, the Company and Triton entered into an amendment to the Triton Loan Agreement to permit Triton to make deposits into a deposit account in lieu of pledging additional certificates of deposit pursuant to the mandatory payment (margin call) provisions of the Triton Loan Agreement. As of December 6, 1993, as a result of declines in the market price of the Company's Common Stock, Triton had deposited an aggregate of $7.5 million into a deposit account pursuant to these mandatory payment provisions.

     On December 7, 1993, the Company and Triton executed a further amendment to the Triton Loan Agreement (the "Second Amendment") pursuant to which Triton made a principal payment of $5 million plus accrued interest on the Triton Loan and the loan repayment provisions were revised to provide for quarterly principal payments of $1,250,000 on March 31, June 30, September 30 and December 31 of each year, commencing March 31, 1994, with the remaining balance of the loan being due and payable on April 1, 1997. In addition, the Second Amendment provides that the per share value of the Company's Common Stock shall be deemed to be not be less than $7.50 for purposes of the mandatory payment (margin call) provisions of the Triton Loan. In addition, Triton granted to the Company in connection with the execution of the Second Amendment a security interest in 75,000 additional shares of the Company's Common Stock purchased by Triton earlier in 1993. The effect of the $7.50 valuation floor and the additional security interest was to cause the $7.5 million that had been deposited in the deposit account under the mandatory payment provisions of the Triton Loan Agreement to be released to Triton.

TRITON'S EFFORTS TO REFINANCE THE TRITON LOAN

     In February 1994, Triton informed the Company that it was seeking a bank loan to finance its prepayment of the remaining balance of approximately $27 million owed to the Company under the Triton Loan. The Company was advised that Triton's bank lender, as a condition to making a loan to Triton, required that the Company enter into certain agreements to protect the value of the Company's Common Stock to be held by the bank as collateral for the new loan. These agreements included a Stock Rights Agreement and a Registration Rights Agreement. Under the Stock Rights Agreement, the Board of Directors of the Company approved, for purposes of Section 203 of the Delaware General Corporation Law, any acquisition of the shares of Common Stock of the Company by the bank lender to Triton pursuant to the new loan agreement between Triton and the bank. As a result of the Stock Rights Agreement, the bank lender to Triton would be able to foreclose on the shares of Common Stock of the Company held by Triton without incurring the three-year restrictions on transactions with the Company applicable to any new 15% stockholder under the Delaware corporate law. In addition, the Stock Rights Agreement prohibits the Company from taking certain actions such as adopting a shareholder rights agreement, amending certain provisions of the Company's Certificate of Incorporation and Bylaws, and taking other prescribed actions that would detrimentally affect the rights of Triton's new lender as a stockholder of the Company. Under the Registration Rights Agreement, the Company granted certain registration rights to the bank lender to permit it to register with the Securities and

Exchange Commission any shares of Common Stock of the Company that it acquires upon foreclosure of the new loan to Triton. The Company's directors approved these agreements, after considerable discussion with representatives of Triton and after the Company had obtained an agreement from Triton committing that Triton would use the proceeds of this new loan to prepay its obligations to the Company in full. These agreements expire if the Triton Loan is not paid in full by July 1, 1994.

     On March 2, 1994, Triton amended its Schedule 13D filed with the Securities and Exchange Commission to report that it had obtained the bank commitment discussed above which would permit Triton to prepay in full its obligations to the Company under the Triton Loan. The amended Schedule 13D stated that the commitment remained subject to the preparation of definitive documents and to certain conditions to closing. The Schedule 13D also stated that Triton intended to communicate with up to ten major holders of the Company's Common Stock with respect to the strategic direction and performance of the Company and that Triton would not make any further decisions with respect to its holdings of the Company's Common Stock until it had received the results of such communications.

     On March 15, 1994, a further amendment to Triton's Schedule 13D was filed stating that the new loan that would enable Triton to prepay in full the remaining balance owed to the Company under the Triton Loan was scheduled to be funded on or about March 31, 1994, subject to certain conditions, and that Triton "may seek to impose certain requirements on [the Company] as a condition to Triton's prepayment of the loan, including, but not limited to, possible additional nominees of Triton on [the Company's] Board of Directors." Triton's 13D amendment stated that Triton supported the effort of the Company's Board of Directors in its search for a new president and chief executive officer of the Company and that Triton had suggested that the Company's Board of Directors convene a meeting prior to the prepayment of the Triton Loan to consider further these matters.

     On March 29, 1994, the Company's Board of Directors received a letter from Triton seeking assurances from the Board of Directors that it would not take certain actions (including selection of a new chief executive officer and any sale of a major asset) over the objection of Triton and demanding that the Company pay $1 million of Triton's alleged costs in arranging the loan to refinance the Triton Loan. The Company's counsel responded to this letter by stating that the disinterested directors of the Company had made it clear that they did not believe it is in the best interest of the Company for the repayment of the Triton Loan to be linked to additional concessions to Triton. On March 31, 1994, Triton's representatives advised representatives of the Company that Triton had decided not to proceed at that time with the closing of its bank loan to finance the prepayment of the Triton Loan and that Triton would pursue certain alternatives to reduce the cost of its new bank loan prior to the expiration of the bank lender's commitment on June 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ACTAVA GROUP INC.

                                          By:  /s/  FREDERICK B. BEILSTEIN, III

                                          --------------------------------------
                                              Frederick B. Beilstein, III
                                              Senior Vice President and
                                              Chief Financial Officer