Form 10-Q
period 1994-03-31
ACTAVA GROUP INC
filed 1994-05-16
CIK 39547

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 FOR QUARTER ENDED MARCH 31, 1994              COMMISSION FILE NUMBER 1-5706
                   --------------                                     ------


================================================================================


                            THE ACTAVA GROUP INC.
            -----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                            58-0971455
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)


 4900 Georgia-Pacific Center, Atlanta, Georgia                    30303
 ---------------------------------------------                  ----------
  (Address of principal executive office)                       (ZIP Code)


  Registrant's telephone number, including area code 404/658-9000
                                                     ------------

                                Not Applicable
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X         No
                                   ---           ---

         Indicate the number of sharesoutstanding of each of the issuer's classes of common stock as of March 31, 1994 - 17,635,186 shares of Common Stock.

PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                 (In thousands)

                                                              MARCH 31,       DECEMBER 31,
ASSETS                                                          1994              1993
                                                            ------------      -----------
CURRENT ASSETS                                               (UNAUDITED)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .   $   11,684        $   18,770
  Short-term investments . . . . . . . . . . . . . . . . .       30,418            29,635
  Receivables (less allowances for doubtful accounts of
    $9,937 in 1994 and $10,227 in 1993). . . . . . . . . .      277,872           276,018
  Current portion of notes receivable. . . . . . . . . . .        5,000                --
  Inventories  . . . . . . . . . . . . . . . . . . . . . .       99,188           108,439
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .       43,361            43,809
  Future income tax benefits . . . . . . . . . . . . . . .       35,371            32,434
                                                             ----------        ----------
       TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . .      502,894           509,105
PROPERTY, PLANT AND EQUIPMENT  . . . . . . . . . . . . . .      462,725           474,235
  Less allowances for depreciation . . . . . . . . . . . .     (191,679)         (198,881)
                                                             ----------        ----------
                                                                271,046           275,354
NOTES RECEIVABLE FROM TRITON GROUP LTD . . . . . . . . . .       20,476            26,726
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .       60,721            50,702
LONG-TERM INVESTMENTS  . . . . . . . . . . . . . . . . . .       27,456            26,611
INTANGIBLES  . . . . . . . . . . . . . . . . . . . . . . .      390,243           386,626
                                                             ----------        ----------
       TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .   $1,272,836        $1,275,124
                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and
    other current liabilities  . . . . . . . . . . . . . .   $  251,289        $  263,883
  Notes Payable  . . . . . . . . . . . . . . . . . . . . .      147,742           135,114
  Current portion of long-term debt  . . . . . . . . . . .        6,453             6,665
                                                             ----------        ----------
       TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .      405,484           405,662
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . .       56,564            56,715
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .      248,336           220,887
SUBORDINATED DEBT  . . . . . . . . . . . . . . . . . . . .      187,671           190,551
MINORITY INTEREST IN PHOTOFINISHING SUBSIDIARY . . . . . .      190,586           205,395
STOCKHOLDERS' EQUITY
  Common Stock (22,767,744 shares in 1994 and 1993)  . . .       22,768            22,768
  Additional capital . . . . . . . . . . . . . . . . . . .       37,056            37,056
  Retained earnings  . . . . . . . . . . . . . . . . . . .      224,615           236,334
  Less treasury stock - at cost (5,132,558 shares in
    1994 and 1993) . . . . . . . . . . . . . . . . . . . .     (100,244)         (100,244)
                                                             ----------        ----------
                                                                184,195           195,914
                                                             ----------        ----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . .   $1,272,836        $1,275,124
                                                             ==========        ==========

See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                    (In thousands except per share amounts)
                                  (Unaudited)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                    1994         1993
                                                                  --------     --------
   NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . .  $303,678     $263,887
   Operating costs and expenses
     Cost of products sold . . . . . . . . . . . . . . . . . . .   256,713      202,485
     Selling, general and administrative expenses  . . . . . . .    60,613       63,046
     Provision for doubtful accounts . . . . . . . . . . . . . .       824          859
                                                                  --------     --------
      OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . .   (14,472)      (2,503)
   Interest (expense)  . . . . . . . . . . . . . . . . . . . . .   (11,308)     (10,129)
   Other (expense) - net . . . . . . . . . . . . . . . . . . . .      (457)      (1,733)
                                                                  --------     --------
      LOSS BEFORE INCOME TAXES, MINORITY
       INTEREST AND CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE . . . . . . . . . . . . . . . . .   (26,237)     (10,899)

   Income taxes (benefit)  . . . . . . . . . . . . . . . . . . .    (8,980)      (5,839)
                                                                  --------     --------
      LOSS BEFORE MINORITY
       INTEREST  . . . . . . . . . . . . . . . . . . . . . . . .   (17,257)      (5,060)

   Minority interest . . . . . . . . . . . . . . . . . . . . . .     4,584        1,860
                                                                  --------     --------
      LOSS BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE  . . . . . . . . . . . . .  $(12,673)      (3,200)

   Cumulative effect of change in accounting principle . . . . .        --       (4,404)
                                                                  --------     --------

      NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . .  $(12,673)    $ (7,604)
                                                                  ========     ========



EARNINGS (LOSS) PER SHARE OF COMMON STOCK

   Before cumulative effect of change in accounting principle     $   (.72)    $   (.19)
   Cumulative effect of change in accounting principle . . . . .  $     --     $   (.27)
                                                                  --------     --------


   Primary and fully diluted . . . . . . . . . . . . . . . . . .  $   (.72)    $   (.46)
                                                                  ========     ========

      CASH DIVIDENDS PER COMMON SHARE  . . . . . . . . . . . . .        --     $    .09
                                                                  =========    ========

      AVERAGE COMMON AND
        COMMON EQUIVALENT SHARES . . . . . . . . . . . . . . . .    17,635       16,544
                                                                  ========     ========


   See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                 (In thousands)
                                  (Unaudited)


                                                               INCREASE (DECREASE) IN CASH
                                                               ---------------------------
                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                  1994             1993
                                                               ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .   $(12,673)        $  (7,604)
  Cumulative effect of change in accounting principle  . . .         --             4,404
                                                               --------         ----------
  Loss before cumulative effect of change in
    accounting principle . . . . . . . . . . . . . . . . . .    (12,673)           (3,200)
  Items not providing cash from operations . . . . . . . . .    (13,450)          (20,724)
                                                               --------         ---------
        Net Cash Used by Operating Activities  . . . . . . .    (26,123)          (23,924)
                                                               --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments (maturities over 90 days) . . . .    (29,572)          (33,452)
  Sales of investments (maturities over 90 days) . . . . . .     21,546            51,881
  Net sales of other investments (maturities
    less than 90 days) . . . . . . . . . . . . . . . . . . .      7,243             2,891
  Payments for property, plant & equipment . . . . . . . . .     (7,344)           (6,523)
  Proceeds from disposals of property, plant & equipment . .        376               241
  Collections on notes receivable  . . . . . . . . . . . . .      1,473               332
  Payments for purchases of businesses . . . . . . . . . . .         --            (8,842)
  Payments from Triton Group Ltd . . . . . . . . . . . . . .      1,250                --
  Other investing activities - net . . . . . . . . . . . . .     (2,575)           (4,425)
                                                               --------         ---------
        Net Cash Provided (Used) by Investing Activities . .     (7,603)            2,103
                                                               --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under short-term bank agreements  . . . . .     12,628            30,837
  Borrowings under other long-term debt agreements . . . . .     48,000               986
  Payments on long-term debt agreements  . . . . . . . . . .    (20,763)           (2,817)
  Payments of subordinated debt  . . . . . . . . . . . . . .     (3,000)           (1,536)
  Cash dividends paid by Qualex to minority interest . . . .    (10,225)           (7,714)
    Cash dividends paid by The Actava Group  . . . . . . . .         --            (1,489)
                                                               --------         ---------
        Net Cash Provided by Financing Activities  . . . . .     26,640            18,267
                                                               --------         ---------
             DECREASE IN CASH .  . . . . . . . . . . . . . .     (7,086)           (3,554)
Cash at beginning of year  . . . . . . . . . . . . . . . . .     18,770            20,792
                                                               --------         ---------
             CASH AT MARCH 31  . . . . . . . . . . . . . . .   $ 11,684         $  17,238
                                                               ========         =========


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

CHANGES IN ACCOUNTING PRINCIPLES

Change in Method of Accounting for Income Taxes

  Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes: deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method: deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

  As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The presentation of some items, such as depreciation, has changed; however, the cumulative effect of the change in accounting principle on pre-tax income from continuing operations, net income, and the effective tax rate was not material.

Change in Method of Accounting for Postretirement Benefits

  Effective January 1, 1993, the Company adopted FASB Statement No. 106, "Accounting for Postretirement Benefits Other Than Pensions". The Company and its subsidiaries provide group medical plans and life insurance coverage for certain employees subsequent to retirement. The plans have been funded on a pay-as-you-go (cash) basis. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles, coinsurance and life-time maximums. The plan accounting anticipates future cost-sharing changes that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected medical trend rate for that year. The coordination of benefits with medicare uses a supplemental, or exclusion of benefits, approach.

  As permitted by Statement 106, the Company elected to immediately recognize the effect in the statement of operations for the first quarter of 1993 as a $4,404,000 charge to net income as the cumulative effect of a change in accounting principle. The annual net periodic postretirement benefit expense for 1993 decreased by $38,000 as a result of adopting the new rules. The annual net periodic postretirement benefit expense for 1994 will be $240,000. The assumed health care cost trend rate used to measure the expected cost of benefits

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


CHANGES IN ACCOUNTING PRINCIPLES - (Continued)

by the plan for 1993 was 14%, with 1% decrements to 6% in 2001 and years thereafter. A 7% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation as of December 31, 1993. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993, by 16% and the net periodic postretirement benefit cost by 18%.

Change in Method of Accounting for Postemployment Benefits

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Company and its subsidiaries provide benefits to former or inactive employees after employment but before retirement such as severance benefits, disability-related benefits (including workers' compensation), and continuation of health care benefits and life insurance coverage. The cumulative effect as of January 1, 1994, of this change in accounting was not material. Prior to January 1, 1994, the Company recognized the cost of providing some postemployment benefits on a cash basis while substantially all other postemployment benefits were accounted for in the Company's self-insurance program. Under the new method of accounting, the Company will accrue benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the Statement, prior year financial statements have not been restated to reflect the change in accounting method.

Change in Method of Accounting for Certain Investments in Debt and Equity Securities

  The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting Statement 115 was not material.


PHOTOFINISHING TRANSACTION

  Photofinishing operations are conducted by Qualex Inc., which was formed in March, 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. While the Company and Kodak currently share Qualex's equity, income and dividends equally, the Company has 51% voting control by virtue of its ownership of 50% of Qualex's common stock and 100% of Qualex's voting preferred stock. The Company also has majority representation on the Qualex Board of Directors, although certain decisions, not including the declaration of dividends, require the concurrence of Kodak's board representatives.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


PHOTOFINISHING TRANSACTION - (Continued)

  The Company consolidates the accounts of Qualex and presents Kodak's portion of ownership and equity in the income of Qualex as minority interest.

  The Qualex Shareholders' Agreement between the Company and Eastman Kodak Company stipulates that upon a change of control at the Company certain Qualex preferred stock, including the voting preferred owned by the Company, will be redeemed. On March 28, 1991, the Qualex Shareholders' Agreement between the Company and Kodak was amended to stipulate that a change of control of the Company, as defined in the Shareholders' Agreement, occurred on February 6, 1991. However, in the amendment Kodak waived its change of control rights under the Shareholders' Agreement with respect to the February 6, 1991 change of control. Kodak may withdraw its waiver, and enforce its rights under the Agreement beginning March 1, 1992 and each subsequent March 1, by providing the Company with 30 days written notice. At March 1, 1994, Kodak had not provided notice to the Company of an election to withdraw its waiver. The amendment also provided that the Board of Directors of Qualex be increased from seven to nine members, comprised of five representatives of the Company, three representatives of Kodak and the chief executive officer of Qualex.

  Should Kodak withdraw its waiver or if an additional change in control of the Company were to occur and if the Qualex preferred stock were redeemed, the Company would own 50% of the voting securities of Qualex. While the Company's voting stock would be reduced from 51% to 50%, this change would not alter the Company's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of the Company, five representatives of Kodak and the chief executive officer of Qualex, and all actions of the board would require the affirmative vote of at least seven board members. In the event these changes were to occur, the Company may possibly be deemed to no longer control Qualex and the Company would no longer be in a position unilaterally to control, among other things, the declaration of dividends to the Company and Kodak by Qualex.

  If the Company were deemed in the future to no longer be in control of Qualex, the Company would cease to consolidate the accounts of Qualex. In that event, the Company would account for its ownership of Qualex by using the equity method of accounting. Such a development would not affect the net income or shareholders' equity of the Company. However, the Company's consolidated total assets, liabilities, sales and costs and expenses would be reduced as they would no longer include the specific accounts of Qualex. If the Company had accounted for Qualex using the equity method for the first quarter of 1994, the Company's total assets and liabilities would have been $692,415,000 and $508,220,000, respectively, and sales and total costs and expenses would have been $155,271,000 and $163,173,000, respectively.

ACQUISITIONS

  On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The company also entered into an agreement which may provide the seller the right to additional payments approximately one year after the purchase date, depending upon the value of the issued shares at that time. The payment of cash or the issuance of additional shares will not increase the cost of DP; any subsequent issuance will only affect the manner in which the total purchase price is
                                       7

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


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

INVENTORIES

  Inventory balances are summarized as follows (in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       1994           1993
                                                    ---------     -----------
Finished goods and goods purchased for resale  . .   $  75,993      $ 82,559
Raw materials and supplies . . . . . . . . . . . .      43,768        46,018
                                                     ---------      --------
                                                       119,761       128,577
Reserve for LIFO cost valuation  . . . . . . . . .     (20,573)      (20,138)
                                                     ---------      --------
                                                     $  99,188      $108,439
                                                     =========      ========

Work in process is not considered significant.

OTHER INCOME (EXPENSE) - NET

  Other income (expense) is summarized as follows (in thousands):

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                         1994       1993
                                                       -------    -------
Interest and investment income . . . . . . . . . .     $ 1,353    $ 2,906
Miscellaneous (expense) - net  . . . . . . . . . .      (1,810)    (1,173)
                                                       -------    -------
                                                       $  (457)   $ 1,733
                                                       =======    =======

  Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense)-net. The early payment interest credit expense was $1,163,000 and $1,140,000 for the three month periods ended March 31, 1994 and 1993, respectively.

INCOME TAXES

  Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. In accordance with Federal tax regulations, the Company cannot file a consolidated income tax return with Qualex. Qualex generally has an annual book effective tax rate which exceeds statutory rates primarily due to the amortization of goodwill which is not deductible for tax purposes. The Company's other businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. As the Company does not file a consolidated tax return with Qualex, the percentage of the Company's consolidated income composed of Qualex's income, as opposed to the Company's other businesses, can cause the Company's consolidated book tax provision to be above or below statutory rates and vary from

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


quarter to quarter and year to year. The Company's effective tax rate is affected since Qualex's income tax expense and the Company's consolidated income tax expense are calculated independently while income before taxes is consolidated for financial reporting and the Company, excluding Qualex, is not able to recognize a tax benefit for its losses due to limitations from prior period recognition. For the three month period ended March 31, 1994, the Company's consolidated effective tax rate has decreased as compared to the same prior period because Qualex, with its higher effective tax rate, contributed approximately 5% less loss before taxes then in the previous comparable quarter.

  During the year, the Company provides for income taxes using anticipated effective annual tax rates for Qualex and for all other Company operations. The rates are based on expected operating results for the year and estimated permanent differences between book and tax income.

  Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes" (See "Changes in Accounting Principles - Change in Method of Accounting for Income Taxes"). The adoption of Statement No. 109 did not have a material effect on net income and the Company's effective tax rate.

LITIGATION

  On February 18, 1994, Photographic Concepts Inc. ("PCI"), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic Concepts, Inc.
v. Qualex, Inc. Civil Action No. 1:94-CV-00081. PCI's claims arise out of allegations that Qualex entered into and then breached an agreement with PCI relating to the marketing of on-site "microlab" photofinishing services.
During 1993, Qualex's microlab business resulted in $33,300,000 in revenues and $7,300,000 in gross profits, and Qualex expects such business to increase in the future. PCI alleges, among other things, that Qualex breached an agreement with PCI, and misappropriated trade property and other information from PCI. PCI is seeking an injunction against Qualex's alleged use and misappropriation of PCI's allegedly confidential and proprietary trade methods and techniques, an accounting for and payment over to PCI of Qualex's profits from such alleged use and misappropriate, unspecified consequential and punitive damages and attorneys' fees and other costs of litigation. Qualex intends to defend the case vigorously, but the Company is unable to determine the probable impact of the suit at this early stage in the proceeding.

  In 1991, three lawsuits were filed against the Company, certain of the Company's current and former directors and Intermark, Inc., which owned approximately 26% of the Company's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against the Company, Intermark and its current directors, and costs of suit and attorneys' fees. The other two complaints alleged, among other things, that members of the Company's Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance the Company's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991. While these actions

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


LITIGATION - (Continued)

are in their preliminary stages, management currently believes the actions will not materially affect the operations or financial position of the Company.

  Actava is a defendant in various other legal proceedings. However, the Company is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of the Company.

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

  In January 1992, Qualex entered into an agreement whereby it sells an undivided interest in a designated pool of trade accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold, initially set at $50,000,000, was increased to $75,000,000 in August 1992. As collections reduce the pool of sold accounts receivable, Qualex sells participating interests in new receivables to bring the amount sold up to the desired level. At December 31, 1993 and 1992, the uncollected balance of receivables sold amounted to $60,000,000 and $30,000,000, respectively. The proceeds are reported as operating cash flows in the statement of cash flows and a reduction of receivables in Qualex's balance sheet. Total proceeds received by Qualex were $519,000,000 for 1993 and $220,000,000 for 1992. There has been no adjustment to the allowance for doubtful accounts because Qualex has retained substantially the same risk of credit loss as if the receivables had not been sold. Qualex pays fees based on the purchaser's level of investment and borrowing costs. During 1993 and 1992, Qualex recorded $2,200,000 and $1,100,000, respectively, of these fees as other expenses.

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

  At March 31, 1994, approximately $5,000,000 of Actava's cash and short-term investments were pledged to secure a Snapper credit line and approximately $16,230,000 of cash and short-term investments were pledged to support outstanding letters of credit.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Actava provides high-quality, brand-name products through distribution channels to retail markets across the United States. The Company's businesses encompass the broad leisure industry, including photofinishing, fitness equipment and sporting goods, as well as lawn and garden equipment.

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

  Actava's Snapper Division manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snow throwers, and related products, parts and accessories and distributes blowers, string trimmers and edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment and markets a fertilizer line under the Snapper(R) brand.

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

  The following is a discussion of the operating results of each of these business segments and the operating results and financial position of Actava on a consolidated basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Photofinishing: In 1988 the Company combined its photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company in a transaction accounted for as a purchase, forming a jointly-owned company, Qualex Inc. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  Actava, which owns 51% of the voting shares of Qualex, consolidates the accounts of Qualex with its accounts. Kodak's interest in the earnings and equity of Qualex are reflected as minority interest.

  Photofinishing sales decreased $15.8 million or 9.6% in the first quarter of 1994 as compared to the same period in 1993 due primarily to the effect of extreme weather conditions, particularly in the Northeast, on print volume during January and February. As sales decreased and per print price declines continued, gross profit as a percent of sales decreased to 13.3% in 1994 in comparison to 24.7% in 1993 and gross profit dollars decreased by $20.9 million, or 51.4%. Per print price decreases occurred due to price reductions offered by competitors and the associated demand for similar prices from the customers of Qualex. The decrease in gross profit, however, was partially offset by decreases in selling, general and administrative expenses as a result of decreases associated with sales related expenses such as advertising. Selling, general and administrative expenses decreased from $44.2 million in 1993 to $33.3 million in 1994, a $10.9 million decrease. The photofinishing industry is very seasonal, with the first quarter of each year being the lowest volume quarter, which in some cases results in a loss. As a result of these factors, Qualex incurred an operating loss of $14.0 million in the first quarter of 1994 compared to a loss of $4.0 million experienced in the first quarter of 1993.

  Management anticipates that additional business volume and price reductions from major suppliers will continue to offset pricing pressures in the wholesale photofinishing industry. However, the relative effect of these items will continue to be impacted by market changes.

Lawn and Garden: Snapper's sales to distributors and gross profit increased $6.0 million and $2.6 million or 8.8% and 18.4%, respectively, for the first quarter of 1994 in comparison to the same period last year. This sales increase is primarily due to increased orders from distributors in anticipation of increased sales to consumers during the 1994 selling season. The gross profit increase is also primarily due to the lack of new product introductions in 1994, as the start-up costs and low per unit price margins for the 1993 new products were not experienced in 1994. Snapper also improved its gross profit by achieving greater manufacturing efficiencies on its traditional product lines during the first quarter of 1994 as compared to the same 1993 quarter. Selling, general and administrative expenses increased by $2.5 million, or 21.2%, to $14.0 million for the first quarter of 1994 from $11.5 million for the comparable 1993 quarter, due to special promotions and the effect of higher first quarter 1994 sales on sales volume related expenses such as advertising.

 The $2.6 million increase in gross profit was offset by a $2.5 million increase in selling, general and administrative expenses which resulted in a $142,000 increase in Snapper's operating profit for the first quarter of 1994 over the same 1993 quarter. Operating profit experienced in the 1994 quarter was $2.7 million, a 5.5% increase over the 1993 quarter operating profit of $2.6 million.

Sporting Goods:  Sales at Actava Sports increased $49.5 million or 159.5% in
the first quarter of 1994 as compared to the same period in 1993.   This
increase is primarily due to sales of $48.2 million recorded by DP, which was acquired by the Company in June 1993. Actava Sports, excluding DP, experienced an increase in first quarter sales of $1.3 million, a 4.2% increase, from $31.0 million for 1993 to $32.3 million for 1994.

  Gross profit increased by $3.8 million, or 56.7% from $6.7 million for the 1993 first quarter to $10.5 million for the first quarter of 1994, primarily due to the gross profit of $4.1 million experienced by DP. The gross profit of Actava Sports, excluding DP, remained stable from the first quarter of 1993 to the comparable 1994 quarter as it decreased by $248,000. Selling, general and administrative expenses increased from $5.3 million

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


to $9.7 million for the first quarter of 1993 and 1994, respectively. This $4.4 million increase is primarily due to $4.0 million of selling, general and administrative expenses experienced by DP. The Actava Sports operating profit for the first quarters of 1994 and 1993 was $863,000 and $1.4 million, respectively. The 1994 first quarter operating profit for DP was $118,000; therefore, Actava Sports, excluding DP, experienced a decrease in operating profit of $745,000 from the comparable 1993 period.

Consolidated Operations: Actava's consolidated sales increased $39.8 million or 15.1% in the first quarter of 1994 as compared to the first quarter of 1993, principally because of the sales of DP, which was acquired in June 1993. Gross profit as a percentage of sales for the first quarter of 1994 of 15.5% is a decrease of 7.8% from the comparable 1993 quarter while gross profit dollars decreased by $14.4 million. Selling, general and administrative expenses also decreased by $3.9 million for these periods and included a provision of $1.3 million for the settlement of employee severance agreements. The decline in gross profit was principally due to the performance at Qualex.

  Interest expense for the first quarter of 1994 of $11.3 million is an increase of $1.2 million from the first quarter of 1993. This increase is primarily attributable to higher average borrowing at Snapper and DP under the revolving credit facilities established to provide working capital. At March 31, 1994, Qualex, Snapper and all of the Actava Sports companies had separate credit lines in place, which has substantially reduced their reliance on Actava for working capital needs.

  Other income (net of other deductions) decreased $2.2 million in the first quarter of 1994 when compared to the first quarter of 1993. This decrease is primarily the result of a decrease in investment income because of lower investment levels due to liquidations of short-term investments to fund corporate purposes such as the purchase of DP and DP's initial working capital needs.

  During the year Actava provides for income taxes using anticipated effective annual tax rates for Qualex and for all other Actava operations. The rates are based on expected operating results for the year and estimated permanent differences between book and taxable income. SEE "INCOME TAXES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The minority interest shown on the Company's Consolidated Statements of Operations represents Kodak's portion of the earnings of Qualex. In accordance with the Shareholders' Agreement, the Company and Kodak are each entitled to 50% of Qualex's net income for income reporting purposes. Although Qualex accounted for 49% of Actava's 1994 first quarter revenues and had a pre-tax loss of $18.3 million, only approximately 25% of its pre-tax loss ($4.6 million) is reported in Actava's consolidated net loss due to Qualex's income tax provision at an effective rate of 50% and the 50% minority interest effect. SEE "PHOTOFINISHING TRANSACTION" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Actava adopted the new method of accounting for income taxes on January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and therefore, possibly the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a material effect on net income for the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CHANGES IN ACCOUNTING PRINCIPLES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits as of January 1, 1993. The adoption of Statement No. 106 resulted in a charge to net income of $4.4 million and was reported as the cumulative

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

effect of a change in accounting principle in the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CHANGES IN ACCOUNTING PRINCIPLES"
- - - IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". Statement No. 112 requires the recognition of the cost of benefits to be provided after employment, but before retirement, in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits as of January 1, 1994. The adoption of Statement No. 112 will not result in a material impact on the Company's financial statements when reported. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CHANGES IN ACCOUNTING PRINCIPLES" IN NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS.

  The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting Statement 115 was not material, SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CHANGES IN ACCOUNTING PRINCIPLES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  As a result of the items described above, Actava reported a net loss for the first quarter of 1994 of $12.7 million in comparison to a net loss of $7.6 for the comparable 1993 period.

  Financial Position: Actava's working capital was $97.4 million at March 31, 1994 as compared to $103.4 million at December 31, 1993. The decrease reflects the loss incurred by Actava in the first quarter of 1994 and the payment of certain sinking fund requirements. The seasonal increase in accounts receivable at Snapper was principally financed by borrowing from working capital lines of credit. In addition, due to amendments in the Triton loan agreement regarding quarterly principal payments, $5 million was classified as a current note receivable at March 31, 1994. Cash and short-term investments at Actava, excluding Qualex, decreased by $2.2 million in the first quarter of 1994 to $42.1 million. At March 31, 1994, approximately $5.0 million of the Company's cash and short-term investments were pledged to secure a Snapper credit line and approximately $16.2 million of cash and short-term investments were pledged to support outstanding letters of credit.

  For the three month period ended March 31, 1994, cash flows of $26.1 and $7.6 million were used by operating and investing activities, respectively, while financing activities provided $26.6 million of cash. For operations, accounts receivable increased by $1.9 million, inventories decreased by $9.3 million, prepaid expenses decreased by $.4 million, and accounts payable and other similar items decreased by $7.9 million. Depreciation of $12.6 million and amortization of $5.9 million are included in determining cash flow used by operations.

  Investing activities used $7.6 million of cash, including payments for property, plant and equipment (net of disposals) of $7.0 million.

  Financing activities provided $26.6 million during the quarter with borrowings under short-term bank agreements of $12.6 million, net borrowings of $27.2 million under long-term debt agreements, payments of $3.0 million for subordinated debt and payments of dividends by Qualex to minority interest of $10.2 million.

  Actava's senior long-term debt, including the current portion, increased from $223.8 million at December 31, 1993 to $251.0 million at March 31, 1994. This is primarily attributable to additional borrowings by Qualex under long-term borrowing agreements.

  The Company is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $23.0 million is outstanding for 1993, various guaranties of debt totaling approximately $8.6 million, various real estate leases with estimated future payments of approximately $9.1 million, an agreement for Qualex which involves sales of an undivided interest in certain accounts receivable with a maximum of $75.0 million, a supply agreement between Qualex and Kodak, various environmental matters, a ten year agreement entered into by Qualex to purchase information systems services for annual charges of approximately $13.0 million, and various pledges of cash and short-term investments. SEE "CONTINGENT LIABILITIES AND COMMITMENTS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Actava's subordinated debt position, including the current portion, of $191.4 million at March 31, 1994 is a decrease of $2.9 million from year-end 1993. Subordinated debt is 43.3% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

  On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. SEE "ACQUISITIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company also entered into an agreement which may provide the seller with additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The agreement gives the seller the right under certain curcumstances, to require the Company to purchase the 1,090,909 shares issued to the seller in connection with the acquisition (the "Acquisition Shares") at a price equal to $11.00 per share. The payment of additional cash or the issuance of additional shares will not increase the cost recorded by Actava for DP, but will affect the manner in which the total purchase price is recorded by Actava. The right of the seller to receive additional payments of cash or additional shares of Company Common Stock becomes exercisable after June 8, 1994. In the event that a registration statement under the Securities Act of 1933, as amended, is in effect with respect to the Acquisition Shares, the Company may require the seller to sell the Acquisition Shares to purchasers other than the Company and pay to the seller the difference between the price received and $11.00 per share. The Company has filed a Registration Statement under the Securities
Act of 1933, as amended, with respect to the Acquisition Shares. If the Registration Statement is not declared effective on or before June 8, 1994, the Company will be required to repurchase the Acquisition Shares for $12.0 million in cash. Any such repurchase would violate covenants in the Company's credit and subordinated debt agreements.

  Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. Under the terms of Actava's 6% Senior Subordinated Swiss Franc Bonds due 1996, Actava may not make any cash redemptions (in excess of the aggregate net cash proceeds from the sale of Common Stock) of its Common Stock or declare any cash dividends after September 30, 1985 in excess of $25 million plus (or minus) the net income (or loss) of Actava subsequent to September 30, 1985. As of March 31, 1994 there were no amounts available for dividends or redemptions pursuant to this covenant. The Qualex credit agreement and the Shareholders' Agreement with Eastman Kodak Company also restrict the amount of net assets of Qualex which may be transferred to the Company or Kodak by dividend or other means. In addition, the DP credit agreement requires that Actava maintain, at all times, an unrestricted cash and short-term investment position of $20 million after September 30, 1994. Non-compliance with this requirement subjects this agreement to termination by the lender upon seventy-five days notice to Actava.

  In November 1991, the Company entered into a Loan Agreement with its then 25.0% stockholder, Triton Group Ltd. ("Triton"), whereby Triton could borrow up to $32.0 million from the Company secured by the stock in the Company owned by Triton (the "Triton Loan"). The Triton Loan Agreement was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton, as described in the Notes to the Consolidated Financial Statements. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until final maturity in April 1997. In December 1993, Triton and Actava entered into a further amendment to the Loan Agreement pursuant to which Triton made a principal payment of $5.0 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. Triton has announced that it is seeking to make arrangements to prepay the remaining balance due under the Triton Loan and has obtained a bank commitment, subject to certain conditions, that would enable Triton to repay its obligations in full. Triton has also announced, however, that it may seek to impose additional requirements on Actava as a condition to Triton's repayment of the loan. As of March 31, 1994 the outstanding balance under the Triton Loan was $25.5 million.

  During the first quarter of 1994 the Company received from its subsidiaries $12.0 million in cash dividends. The dividends received from subsidiaries during the first quarter of 1994 constitute substantially all of the dividends the company expects to receive from its subsidiaries in 1994, due to the restrictive covenants in the subsidiaries credit agreements. The Company, excluding its subsidiaries and division, had $14.2 million of unpledged cash and short-term investments. Such subsidiaries, however, are restricted by financial covenants in their credit agreements from paying the Company more than 70% of their net income as dividends. Qualex is subject to similar restrictions under its credit agreements. In addition, Qualex is subject to the Change of Control provisions in the Shareholders Agreement between the Company and Kodak. These Change of Control provisions could have the effect of eliminating the Company's ability to control the payment of dividends by Qualex. The Company uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. The Company, excluding its subsidiaries and Snapper, has debt service payments scheduled in 1994 of approximately $21.3 million, and the Company anticipates that its total cash needs in 1994 will exceed the anticipated amount of additional cash to be received by the Company, including dividends from its subsidiaries. As a result, if the Company does not receive additional cash through either a refinancing, the repayment of the Triton Loan or the realization of value from the sale or partial sale of one of its operating entities, the Company will end 1994 with less unrestricted cash and short-term investments than it held at the end of the first quarter of 1994.

  The credit agreements with Snapper and one of the Company's sporting goods subsidiaries contain financial covenants (involving tangible net worth, book net worth and other matters) which the Company must comply with to prevent a default. A default under these credit agreements would have serious adverse consequences, including the elimination of funding for the operations of Snapper and the sporting goods company, as well as the prohibition on payment of any dividends to the Company by these businesses. Management expects the Company to remain in compliance with these covenants, as amended, for the second quarter of 1994 and thereafter if certain events take place, including increased earnings. Management expects that the Company would continue to be in compliance after the second quarter of 1994 without regard to increased earnings if the Triton Loan is repaid because the Triton Loan is excluded for purposes of determining compliance with certain covenants in the credit agreements. If existing cash, dividends from subsidiaries and payments on the Triton Loan are not sufficient to meet its cash requirements, the Company will seek to generate additional cash by selling or pledging certain assets, and will consider additional options to reduce its cash expenditures.

  The Company's subsidiaries and division, excluding Qualex, had unused borrowing capacity of approximately $31.3 million at March 31, 1994, under credit agreements which are secured by assets such as accounts receivable or inventory. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreements and the qualification of the assets as collateral as defined in the credit agreements; however, the assets potentially available as collateral are, in the aggregate, $350.2 million.

PART II - OTHER INFORMATION

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     Exhibits:

                 4.1. Amendment, dated as of March 31, 1994, to Finance and Security Agreement, dated as of December 15, 1993, with respect to a revolving credit facility of up to $50 million, between Diversified Products Corporation and ITT Commercial Finance Corp. and the Provident Bank. A copy of this amendment is not filed as the debt does not exceed 10% of the total assets of the registered; however, registrant hereby agrees to furnish a copy of such agreement to the commission upon request.
                 11.      Computation of Earnings Per Share.

         (b) No reports have been filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                        THE ACTAVA GROUP INC.
                                           REGISTRANT


                                        /s/ FREDERICK B. BEILSTEIN, III
                                        -------------------------------
                                        FREDERICK B. BEILSTEIN, III
                                        SENIOR VICE PRESIDENT, TREASURER
                                        AND CHIEF FINANCIAL OFFICER



DATE:  MAY 16, 1994