Form 10-K/A
period 1993-12-31
ACTAVA GROUP INC
filed 1994-06-29
CIK 39547

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                  FORM 10-K/A
                                AMENDMENT NO. 2




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


================================================================================

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

         (a)(1)  Financial Statements


                         INDEX OF FINANCIAL STATEMENTS

         The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

                                                                                                         Page
                                                                                                         ----
         Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-3
         Consolidated Balance Sheets as of December 31, 1993
              and 1992  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-4
         Consolidated Statements of Operations for the years
              ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . .       F-5
         Consolidated Statements of Cash Flows for the years
              ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . . . . . .       F-6
         Consolidated Statements of Stockholders' Equity for
              the years ended December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . .       F-7
         Notes to Consolidated Financial Statements --
              December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       F-8
         Summary of Quarterly Earnings and Dividends  . . . . . . . . . . . . . . . . . . . . . . .      F-30

         (a)(2)  Schedules


                     INDEX OF FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedules of The Actava Group Inc. and subsidiaries are included in Item 14(d):

                                                                                                            Page
                                                                                                            ----
         Schedule II      --    Amounts Receivable From Related Parties and Underwriters,
                                Promoters, and Employees Other Than Related Parties  . . . . . . . . .       S-2

         Schedule III    --     Condensed Financial Information of The Actava Group Inc. . . . . . . .       S-3

         Schedule V      --     Property, Plant and Equipment  . . . . . . . . . . . . . . . . . . . .       S-7

         Schedule VI     --     Accumulated Depreciation, Depletion and Amortization of Property,
                                Plant and Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .       S-8

         Schedule VIII   --     Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . .       S-9

         Schedule IX     --     Short-term Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .      S-12

         Schedule X      --     Supplementary Income Statement Information . . . . . . . . . . . . . .      S-13

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

       (a)(3)  Listing of Exhibits.

                                                                                EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                        --------------------------------------------------------
 DESIGNATION                                                              DOCUMENT WITH WHICH EXHIBIT        DESIGNATION OF SUCH
OF EXHIBIT IN                           DESCRIPTION OF                    WAS PREVIOUSLY FILED WITH           EXHIBIT IN THAT
THIS FORM 10-K                             EXHIBITS                              COMMISSION                      DOCUMENT
- - --------------           ------------------------------------------     ---------------------------          ------------------
3(a)(i)*                 Restated Certificate of Incorporation of
                         Actava

3(b)(i)*                 Restated By-laws of Actava

4(a)                     Reference is made to Exhibit 3(a)(i)

4(b)(i)                  Indenture dated as of August 1, 1973,          Application on Form T-3 for             Exhibit T3C
                         with respect to 9 1/2% Subordinated            Qualification of Indenture under the
                         Debentures due August 1, 1998, between         Trust Indenture Act of 1939 (File No.
                         Actava and Chemical Bank, as Trustee           22-7615)

4(b)(ii)                 Agreement among Actava, Chemical Bank and      Registration Statement on Form S-14     Exhibit 4(d)(ii)
                         Manufacturers Hanover Trust Company,           (Registration No. 2-81094)
                         dated as of September 26, 1980, with
                         respect to successor trusteeship of the
                         9 1/2% Subordinated Debentures due August
                         1, 1998

4(b)(iii)                Instrument of resignation, appointment         Annual Report on Form 10-K for the      Exhibit 4(d)(iii)
                         and acceptance dated as of June 9, 1986        year ended December 31, 1986
                         among Actava, Manufacturers Hanover Trust
                         Company and Irving Trust Company, with
                         respect to successor trusteeship of the
                         9 1/2% Subordinated Debentures due August
                         1, 1998

4(c)(i)                  Indenture dated as of March 15, 1977,          Registration Statement on Form S-7      Exhibit 2(d)
                         with respect to 9 7/8% Senior                  (Registration No. 2-58317)
                         Subordinated Debentures due March 15,
                         1997, between Actava and The Chase
                         Manhattan Bank, N.A., as Trustee

4(c)(ii)                 Agreement among Actava, The Chase              Registration Statement on Form S-14     Exhibit 4(e)(ii)
                         Manhattan Bank, N.A. and United States         (Registration No. 2-81094)
                         Trust Company of New York, dated as of
                         June 14, 1982, with respect to successor
                         trusteeship of the 9 7/8% Senior
                         Subordinated Debentures due March 15,
                         1997

4(d)(i)                  Indenture between National Industries,         Post-Effective Amendment No. 1 to       Exhibit T3C
                         Inc. and First National City Bank, dated       Application on Form T-3 for
                         October 1, 1974, for the 10% Subordinated      Qualification of Indenture Under The
                         Debentures, due October 1, 1999                Trust Indenture Act of 1939 (File
                                                                        No. 22-8076)

                                                                                EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                          ----------------------------------------------------
 DESIGNATION                                                               DOCUMENT WITH WHICH EXHIBIT       DESIGNATION OF SUCH
OF EXHIBIT IN                             DESCRIPTION OF                   WAS PREVIOUSLY FILED WITH          EXHIBIT IN THAT
THIS FORM 10-K                               EXHIBITS                             COMMISSION                      DOCUMENT
- - --------------              ------------------------------------------    ---------------------------        ------------------
4(d)(ii)                    Agreement among National Industries, Inc.,    Registration Statement on Form      Exhibit 4(f)(ii)
                            Actava, Citibank, N.A., and Marine Midland    S-14 (Registration No. 2-81094)
                            Bank, dated as of December 20, 1977, with
                            respect to successor trusteeship of the
                            10% Subordinated Debentures due October 1,
                            1999

4(d)(iii)                   First Supplemental Indenture among Actava,    Registration Statement on Form      Exhibit 2(q)
                            National Industries, Inc. and Marine          S-7 (Registration No. 2-60566)
                            Midland Bank, dated January 3, 1978,
                            supplemental to the Indenture dated
                            October 1, 1974 between National and First
                            National City Bank for the 10%
                            Subordinated Debentures due October 1,
                            1999

4(e)                        Public Bond Issue Agreement dated February    Annual Report on Form 10-K for      Exhibit 4(h)
                            19, 1986, with respect to 6% Senior           the year ended December 31, 1985
                            Subordinated Swiss Franc Bonds due March
                            6, 1996, among Actava, Soditic S.A. and
                            certain other institutions named therein

4(f)                        Indenture dated as of August 1, 1987, with    Annual Report on Form 10-K for      Exhibit 4(i)
                            respect to 6 1/2% Convertible Subordinated    the year ended December 31, 1987
                            Debentures due August 4, 2002, between
                            Actava and Chemical Bank, as Trustee

4(g)                        Loan and Security Agreement, dated as of      Amendment No. 1 to Registration     Exhibit 4(i)
                            April 30, 1992, with respect to $35           Statement on Form S-3
                            million secured revolving credit facility,    (Registration No. 33-48202)
                            among Actava, certain of its subsidiaries
                            and Barclays Business Credit, Inc.

4(h)                        Senior Note Agreement, dated as of June 8,    Amendment No. 1 to Registration     Exhibit 4(j)
                            1992, with respect to private placement of    Statement on Form S-3
                            $200 million of Senior Notes due 1997,        (Registration No. 33-48202)
                            1999 and 2002, among Qualex Inc. and the
                            purchasers listed therein.

                                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                              ----------------------------------------------------
 DESIGNATION                                                                  DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
OF EXHIBIT IN                            DESCRIPTION OF                        WAS PREVIOUSLY FILED WITH        EXHIBIT IN THAT
THIS FORM 10-K                              EXHIBITS                                  COMMISSION                    DOCUMENT
- - --------------             ------------------------------------------         ---------------------------      ------------------
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

                                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                              ---------------------------------------------------
 DESIGNATION                                                                  DOCUMENT WITH WHICH EXHIBIT     DESIGNATION OF SUCH
OF EXHIBIT IN                            DESCRIPTION OF                        WAS PREVIOUSLY FILED WITH        EXHIBIT IN THAT
THIS FORM 10-K                              EXHIBITS                                  COMMISSION                    DOCUMENT
- - --------------             ------------------------------------------         ---------------------------      ------------------
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


                                                                                    EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                            --------------------------------------------------------
      DESIGNATION                                                           DOCUMENT WITH WHICH EXHIBIT          DESIGNATION OF SUCH
     OF EXHIBIT IN                    DESCRIPTION OF                         WAS PREVIOUSLY FILED WITH            EXHIBIT IN THAT
    THIS FORM 10-K                       EXHIBITS                                   COMMISSION                        DOCUMENT
  ----------------------   -----------------------------------------        ----------------------------       --------------------
 4(n)                      Amended and Restated $5 Million Revolving
                           Note, Amended and Restated $3 Million
                           Letter of Credit Note, and First
                           Amendment to the Revolving Loan Agreement
                           dated as of August 31, 1993, and
                           Revolving Loan Agreement dated as of
                           August 24, 1992, between Hutch Sports USA
                           Inc. and the Fifth Third Bank.  Copies of
                           these agreements are not filed as the
                           debt does not exceed 10% of the total
                           assets of the registrant; however,
                           registrant hereby agrees to furnish
                           copies of such agreements to the
                           Commission upon request.

 10(a)(i)                  1982 Stock Option Plan of Actava            Proxy Statement date March 31, 1982     Exhibit A

 10(a)(ii)                 1989 Stock Option Plan of Actava            Proxy Statement dated March 31, 1989    Exhibit A

 10(a)(iii)                1969 Restricted Stock Plan of Actava        Annual Report on Form 10-K for the      Exhibit 10(a)(iii)
                                                                       year ended December 31, 1990

 10(a)(iv)                 1991 Non-Employee Director Stock Option     Annual Report on Form 10-K for the      Exhibit 10(a)(iv)
                           Plan                                        year ended December 31, 1991

 10(a)(v)                  Amendment to 1991 Non-Employee Director     Annual Report on Form 10-K for the       Exhibit 10(a)(v)
                           Stock Option Plan                           year ended December 31, 1992

 10(b)                     Form of Severance Agreement between         Annual Report on Form 10-K for the      Exhibit 10(c)
                           officers of Actava and Actava dated May     year ended December 31, 1985
                           20, 1985

 10(c)                     Snapper Power Equipment Profit Sharing      Annual Report on Form 10-K for the      Exhibit 10(c)
                           Plan                                        year ended December 31, 1987

 10(f)(iii)                Termination Agreement between J. B. Fuqua   Annual Report on Form 10-K for the      Exhibit 10(f)(iii)
                           and Actava dated March 18, 1991             year ended December 31, 1990

 10(h)(i)                  Retirement Plan executed November 1, 1990   Annual Report on Form 10-K for the      Exhibit 10(h)(i)
                           as amended to be effective January 1,       year ended December 31, 1990
                           1989

 10(h)(ii)                 Supplemental Retirement Plan of Actava      Annual Report on Form 10-K for the      Exhibit 10(j)
                                                                       year ended December 31, 1983

 10(h)(iii)                Supplemental Executive Medical              Annual Report on Form 10-K for the      Exhibit 10(h)(iii)
                           Reimbursement Plan                          year ended December 31, 1990



                                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                            -------------------------------------------------------
   DESIGNATION                                                              DOCUMENT WITH WHICH EXHIBIT          DESIGNATION OF SUCH
  OF EXHIBIT IN                        DESCRIPTION OF                       WAS PREVIOUSLY FILED WITH              EXHIBIT IN THAT
  THIS FORM 10-K                         EXHIBITS                                COMMISSION                          DOCUMENT
  --------------           -----------------------------------------        ---------------------------          -------------------
 10(h)(iv)                 Amendment to Supplemental Retirement Plan   Annual Report on Form 10-K for the      Exhibit 10(h)(iv)
                           of Actava effective April 1, 1992           year ended December 31, 1991

 10(i)(i)                  Shareholders' Agreement dated as of         Annual Report on Form 10-K for the      Exhibit 10(j)
                           December 7, 1987 by and between Eastman     year ended December 1, 1987
                           Kodak Company and Actava

 10(i)(ii)                 Amendment No. 1, dated as of March 29,      Current Report on Form 8-K dated        Exhibit 2(b)
                           1988 to the Shareholders' Agreement dated   April 12, 1988
                           as of June 7, 1987 between Eastman Kodak
                           Company and Actava

 10(j)(iii)                Amendment No. 2, dated as of March 28,      Annual Report on Form 10-K for the      Exhibit 10(i)(iii)
                           1991 to the Shareholders' Agreement dated   year ended December 31, 1990
                           as of June 7, 1987 between Eastman Kodak
                           Company and Actava

 10(j)                     Stockholder Agreement dated as of May 22,   Quarterly Report on Form 10-Q for       Exhibit 3
                           1989 by and between Actava and Triton       the three months ended June 30, 1989
                           Group Ltd.

 10(j)(ii)                 Loan Agreement dated November 27, 1991      Annual Report on Form 10-K for the      Exhibit 10(j)(ii)
                           between Actava and Triton Group Ltd.        year ended December 31, 1991

 10(k)(i)                  Form of Post Employment Consulting          Annual Report of Form 10-K for the      Exhibit 10(k)
                           Agreement between officers of Actava and    year ended December 31, 1991
                           Actava

 10(k)(ii)*                Form of First Amendment to Post-
                           employment Consulting Agreement between
                           officers of Actava and Actava

 10(l)                     1992 Officer and Director Stock Purchase    Annual Report on Form 10-K for the      Exhibit 10(l)
                           Plan                                        year ended December 31, 1991

 10(m)                     Director Group Medical Plan                 Annual Report on Form 10-K for the      Exhibit 10(m)
                                                                       year ended December 31, 1991

 10(n)                     Form of Restricted Stock Purchase           Annual Report on Form 10-K for the      Exhibit 10(n)
                           Agreement between certain officers of       year ended December 31, 1991
                           Actava and Actava

 10(o)                     Incentive Bonuses for Certain Corporate     Annual Report on Form 10-K for the      Exhibit 10(o)
                           Officers                                    year ended December 31, 1991

 10(p)(i)                  Forbearance Agreement dated June 30, 1992   Amendment No. 1 Registration            Exhibit 10(o)
                           between Actava, Triton Group Ltd. and       Statement on Form S-3 (Registration
                           Intermark, Inc.                             No. 33-48202)


                                                                                   EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                              ---------------------------------------------------
   DESIGNATION                                                                DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
  OF EXHIBIT IN                            DESCRIPTION OF                      WAS PREVIOUSLY FILED WITH         EXHIBIT IN THAT
  THIS FORM 10-K                              EXHIBITS                                COMMISSION                    DOCUMENT
  --------------             ------------------------------------------       ---------------------------      -------------------
10(p)(ii)                    Amendment, dated July 13, 1992, to               Quarterly Report on Form 10-Q    Exhibit 5
                             Forbearance Agreement dated June 30, 1992        for the three months ended
                             between Actava, Triton Group Ltd. and            June 30, 1992
                             Intermark, Inc.

10(p)(iii)                   Amendment, dated July 30, 1992, to               Quarterly Report on Form 10-Q    Exhibit 6
                             Forbearance Agreement dated June 30, 1992        for the three months ended
                             between Actava, Triton Group Ltd. and            June 30, 1992
                             Intermark, Inc., as amended by Amendment to
                             Forbearance Agreement dated July 13, 1992.

10(p)(iv)                    Amendment, dated September 23, 1992, to          Quarterly Report on Form 10-Q    Exhibit 4
                             Forbearance Agreement dated June 30, 1992        for the three months ended
                             between Actava Industries, Inc., Triton Group    September 30, 1992
                             Ltd. and Intermark, Inc., as amended by
                             Amendments to Forbearance Agreement dated
                             July 13, 1992 and July 30, 1992.

10(p)(v)                     Amendment, dated October 7, 1992, to             Quarterly Report on Form 10-Q    Exhibit 5
                             Forbearance Agreement dated June 30, 1992        for the three months ended
                             between Actava Industries, Inc., Triton Group    September 30, 1992
                             Ltd. and Intermark, Inc., as amended by
                             Amendments to Forbearance Agreement dated
                             July 13, July 30, and September 23, 1992.

10(q)                        Agreement between The Actava Group Inc. and      Annual Report on Form 10-K       Exhibit 10(q)
                             J.B. Fuqua regarding sale by The Actava          for the year ended December
                             Group, Inc. of rights in the name "Actava".      31, 1992

10(r)                        Amended and Restated Loan Agreement between      Quarterly report on Form 10-Q    Exhibit 19
                             The Actava Group Inc. and Triton Group Ltd.      for the three months ended
                             dated June 25, 1993.                             June 30, 1993.

10(s)                        First Amendment, dated August 19, 1993 to        Quarterly Report on Form 10-Q    Exhibit 19
                             Amended and Restated Loan Agreement between      for the three months ended
                             The Actava Group Inc. and Triton Group Ltd.      September 30, 1993
                             dated June 5, 1993

10(t)*                       Second Amendment, dated December 7, 1993 to
                             Amendment and Restated Loan Agreement between
                             The Actava Group Inc. and Triton Group Ltd.
                             dated June 25, 1993

                                                                                    EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                               ---------------------------------------------------
  DESIGNATION                                                                  DOCUMENT WITH WHICH EXHIBIT     DESIGNATION OF SUCH
 OF EXHIBIT IN                             DESCRIPTION OF                       WAS PREVIOUSLY FILED WITH        EXHIBIT IN THAT
 THIS FORM 10-K                              EXHIBITS                                 COMMISSION                    DOCUMENT
 --------------              ------------------------------------------       ---------------------------      ------------------
 10(u)*                      Form of Indemnification Agreement between
                             Actava and each of its directors and
                             executive officers

 10(v)                       1993 Incentive Bonus Plan for certain
                             corporate officers

 11* Statement of computation of earnings per share

 18                          Letter regarding change in accounting            Annual Report on Form 10-K       Exhibit 18
                             principle for the costs associated with proof    for the year ended December
                             advertising program.                             31, 1992

 22*                         Subsidiaries of Actava

 23*                         Consent of Ernst & Young

 24*                         Powers-of-Attorney

_________________

*        Filed with Annual Report on Form 10-K as originally filed on March 31,
         1994.
(b)      Reports on Form 8-K filed in the fourth quarter of 1993:
         None
(c)      The response to this portion of Item 14 is submitted as a separate section in this report.
(d)      The response to this portion of Item 14 is submitted as a separate section in this report.

                                   SIGNATURES

         Pursuant to the requirements or Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE ACTAVA GROUP INC.

                                        By:  /s/ FREDERICK B. BEILSTEIN, III
                                             -------------------------------
                                              Frederick B. Beilstein, III
                                              Senior Vice President and
                                              Chief Financial Officer