Form 10-Q
period 1994-06-30
ACTAVA GROUP INC
filed 1994-08-15
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTER ENDED JUNE 30, 1994               COMMISSION FILE NUMBER 1-5706

- --------------------------------------------------------------------------------

                             THE ACTAVA GROUP INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 58-0971455
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                 Identification No.)
      4900 GEORGIA-PACIFIC CENTER, ATLANTA,
                      GEORGIA                                   30303
     (Address of principal executive office)                  (ZIP Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     404/658-9000

                                 NOT APPLICABLE
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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF AUGUST 8, 1994 -- 18,335,186 SHARES OF COMMON STOCK.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1994           1993
                                                                        -----------   ------------
                                                                        (UNAUDITED)
                                              ASSETS
Current assets
  Cash................................................................   $  14,015     $   18,770
  Short-term investments..............................................      31,922         29,635
  Receivables (less allowances for doubtful accounts of $8,768 in 1994
     and $10,227 in 1993).............................................     171,972        276,018
  Current portion of notes receivable.................................       5,300             --
  Inventories.........................................................      67,051        108,439
  Prepaid expenses....................................................       4,710         43,809
  Future income tax benefits..........................................      25,343         32,434
                                                                        -----------   ------------
          Total current assets........................................     320,313        509,105
Investment in Qualex..................................................     142,832             --
Property, plant and equipment.........................................     113,455        474,235
  Less allowances for depreciation....................................     (44,351)      (198,881)
                                                                        -----------   ------------
                                                                            69,104        275,354
Notes receivable from Triton Group Ltd................................      19,226         26,726
Other assets..........................................................       5,610         50,702
Long-term investments.................................................      15,473         26,611
Intangibles...........................................................      15,048        386,626
                                                                        -----------   ------------
          Total assets................................................   $ 587,606     $1,275,124
                                                                         =========     ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses and other current liabilities....   $ 116,121     $  263,883
  Notes payable.......................................................     100,447        135,114
  Current portion of long-term debt...................................       4,604          6,665
                                                                        -----------   ------------
          Total current liabilities...................................     221,172        405,662
Deferred income taxes.................................................      33,621         56,715
Long-term debt........................................................       2,107        220,887
Subordinated debt.....................................................     187,787        190,551
Minority interest in photofinishing subsidiary........................          --        205,395
Redeemable common stock...............................................      12,000         12,000
Stockholders' equity
  Common stock (22,767,744 shares in 1994 and 1993)...................      22,768         22,768
  Additional capital..................................................      37,153         46,361
  Retained earnings...................................................     178,876        236,334
  Less treasury stock -- at cost (4,432,558 shares in 1994 and
     5,132,558 in 1993)...............................................    (107,878)      (121,549)
                                                                        -----------   ------------
                                                                           130,919        183,914
          Total liabilities and stockholders' equity..................   $ 587,606     $1,275,124
                                                                         =========     ==========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                                ---------------------       ---------------------
                                                  1994       1993(A)          1994       1993(A)
                                                --------     --------       --------     --------
Net sales.....................................  $123,943     $112,753       $279,214     $212,454
Operating costs and expenses
  Cost of products sold.......................   105,417       91,543        233,488      170,474
  Selling, general and administrative
     expenses.................................    21,493       18,567         48,930       37,594
  Provision for doubtful accounts.............       728        1,449            978        1,721
                                                --------     --------       --------     --------
     Operating profit (loss)..................    (3,695)       1,194         (4,182)       2,665
Interest (expense)............................    (7,463)      (6,443)       (14,822)     (12,568)
Other (expense) -- net........................       797        1,887            741        3,755
                                                --------     --------       --------     --------
     Loss before income taxes, discontinued
       operations and cumulative effect of
       change in accounting principle.........   (10,361)      (3,362)       (18,263)      (6,148)
Income taxes (benefit)........................      (188)         306             --       (1,139)
                                                --------     --------       --------     --------
     Loss from continuing operations..........   (10,173)      (3,668)       (18,263)      (5,009)
Discontinued operations
  Income (loss) from operations...............     1,748        3,711         (2,835)       1,852
  (Loss) on disposal of business..............   (37,858)          --        (37,858)          --
                                                --------     --------       --------     --------
  Income (loss) from discontinued
     operations...............................   (36,110)       3,711        (40,693)       1,852
     (Loss) before cumulative effect of change
       in accounting principle................   (46,283)          43        (58,956)      (3,157)
Cumulative effect of change in accounting
  principle...................................        --           --             --       (4,404)
                                                --------     --------       --------     --------
     Net income (loss)........................  $(46,283)    $     43       $(58,956)    $ (7,561)
                                                ========     ========       ========     ========
Earnings (loss) per share of common stock
  Continuing operations.......................  $   (.56)    $   (.22)      $  (1.02)    $   (.30)
  Discontinued operations.....................     (1.98)         .22          (2.27)         .11
  Cumulative effect of change in accounting
     principle................................        --           --             --         (.26)
                                                --------     --------       --------     --------
     Primary and fully diluted................  $  (2.54)    $     --       $  (3.29)    $   (.45)
                                                ========     ========       ========     ========
     Cash dividends per common share..........  $     --     $    .09       $     --     $    .18
                                                ========     ========       ========     ========
     Average common and common equivalent
       shares.................................    18,197       16,820         17,918       16,683
                                                ========     ========       ========     ========

- ---------------
(a) Restated for discontinued operations.

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       INCREASE (DECREASE) IN
                                                                                CASH
                                                                      ------------------------
                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                      ------------------------
                                                                        1994          1993(A)
                                                                      ---------       --------
Cash flows from operating activities:
Income from continuing operations...................................  $ (18,263)      $ (5,009)
  Cumulative effect of change in accounting principle...............         --          4,404
                                                                      ---------       --------
  Loss before cumulative effect of change in accounting principle...    (18,263)          (605)
  Items providing cash from operations..............................     46,157          3,391
                                                                      ---------       --------
     Net cash provided by continuing operations.....................     27,894          2,786
                                                                      ---------       --------
Income (loss) from discontinued operations..........................    (40,693)         1,852
  Items providing cash from discontinued operations.................     29,363         41,886
                                                                      ---------       --------
     Net cash provided (used) by discontinued operations............    (11,330)        43,738
                                                                      ---------       --------
     Net cash provided by operating activities......................     16,564         46,524
                                                                      ---------       --------
Cash flows from investing activities:
  Purchases of investments (maturities over 90 days)................    (52,584)       (11,633)
  Sales of investments (maturities over 90 days)....................     51,232          9,543
  Net sales of other investments (maturities less than 90 days).....       (935)        19,435
  Payments for property, plant & equipment..........................    (19,552)       (31,355)
  Proceeds from disposals of property, plant & equipment............      4,362          2,041
  Collections on notes receivable...................................        483            927
  Payments for purchases of businesses..............................         --        (21,243)
  Payments from Triton Group Ltd....................................      2,500             --
  Payments for other intangibles....................................         --             --
  Other investing activities -- net.................................     (3,750)        (7,217)
                                                                      ---------       --------
     Net cash (used) by investing activities........................    (18,244)       (39,502)
Cash flows from financing activities:
  Net borrowings under short-term bank agreements...................    (27,617)        13,895
  Borrowings under other long-term debt agreements..................    228,000         10,611
  Payments on long-term debt agreements.............................   (194,470)       (21,376)
  Payments of subordinated debt.....................................     (3,000)        (1,536)
  Proceeds from issuance of Actava common stock.....................      4,462             --
  Cash dividends paid by Qualex to minority interest................    (10,450)        (7,714)
  Cash dividends paid by The Actava Group...........................         --         (3,076)
                                                                      ---------       --------
     Net cash (used) by financing activities........................     (3,075)        (9,196)
                                                                      ---------       --------
          Decrease in cash..........................................     (4,755)        (2,174)
Cash at beginning of year...........................................     18,770         20,792
                                                                      ---------       --------
          Cash at June 30...........................................  $  14,015       $ 18,618
                                                                      =========       ========

- ---------------
(a) Restated for discontinued operations.

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

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

     As permitted by Statement 106, the Company elected to immediately recognize the effect in the statement of operations for the first quarter of 1993 as a $4,404,000 charge to net income as the cumulative effect of a change in accounting principle. The annual net periodic postretirement benefit expense for 1993 decreased by $38,000 as a result of adopting the new rules. The annual net periodic postretirement benefit expense for 1994 will be $240,000. The assumed health care cost trend rate used to measure the expected cost of benefits by the plan for 1993 was 14%, with 1% decrements to 6% in 2001 and years thereafter. A 7% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation as of December 31, 1993. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993, by 16% and the net periodic postretirement benefit cost by 18%.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

REDEEMABLE COMMON STOCK

     Redeemable common stock represents 1,090,909 shares of common stock which were issued in the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. These shares are subject to a right of redemption at the option of the holder with an exercise date of February 17, 1995.

SALE OF SPORTS GROUP

     On July 20, 1994 the Company entered into a definitive agreement with Roadmaster Industries, Inc. (Roadmaster) to combine the Company's four sports companies with Roadmaster in exchange for common stock of Roadmaster which would represent an approximate 39% ownership interest in Roadmaster.

QUALEX INC. -- DISCONTINUED OPERATIONS

     Qualex, Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, the Company owned 51% of the voting securities of Qualex and had the right to designate a majority of the members of the Board of Directors of Qualex. As a result of its voting control, the Company in prior periods consolidated the accounts of Qualex and presented Kodak's portion of the ownership and equity in the income of Qualex as a minority interest. During the second quarter of 1994, a change of control of the Company occurred under the terms of the Shareholders Agreement between the Company and Kodak relating to Qualex (the "Qualex Shareholders Agreement"). The change of control occurred when John D. Phillips was elected as President and Chief Executive Officer of Actava on April 19, 1994. As a result of this change of control and as required by the Qualex Shareholders Agreement, the composition of the Board of Directors of Qualex was changed and certain shares of voting preferred stock of Qualex held by the Company were redeemed by Qualex on June 30, 1994. The effect of this redemption was to reduce the Company's ownership

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
of the voting securities of Qualex from 51% to 50%. Because of these changes, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method of accounting effective as of June 30, 1994. The change in the accounting treatment of the Company's interest in Qualex did not affect the net income or shareholders' equity of the Company, but it reduced the Company's consolidated total assets, liabilities, sales and costs and expenses because these specific accounts of Qualex were no longer included with those of the Company.

                          FINANCIAL POSITION OF QUALEX
                                    (000'S)

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                    --------   ------------
     Cash and short-term investments..............................  $     --     $  4,060
     Net accounts receivable......................................    82,272       69,015
     Inventories..................................................    28,078       29,381
     Other assets.................................................    30,745       38,153
                                                                    --------   ------------
               Total current assets...............................   141,095      140,609
     Net property, plant and equipment............................   198,642      202,150
     Other assets.................................................    40,632       30,413
     Long-term investments........................................    26,868       26,611
     Intangibles..................................................   367,188      371,106
                                                                    --------   ------------
               Total assets.......................................  $774,425     $770,889
                                                                    ========   ==========
     Current liabilities..........................................  $119,928     $130,845
     Deferred income taxes........................................    22,402       22,446
     Long-term debt...............................................   260,167      217,987
     Stockholders' equity.........................................   371,928      399,611
                                                                    --------   ------------
               Total liabilities and stockholders' equity.........  $774,425     $770,889
                                                                    ========   ==========

     In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex for all years presented are reported in the accompanying statements of operations under discontinued operations. In the second quarter of 1994, the Company provided for an anticipated loss of $37,858,000 on the sale of its interest in Qualex. No income tax expenses or benefits were recognized due to the Company's net operating loss carryforwards and recognition of tax benefits in prior periods.

     On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note is payable in installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Effective with the second quarter of 1994, the results of operations of Qualex have been reclassified from income from continuing operations to income from discontinued operations and are as follows:

                        RESULTS OF OPERATIONS OF QUALEX
                                    (000'S)

                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                    JUNE 30,                  JUNE 30,
                                              ---------------------     ---------------------
                                                1994         1993         1994         1993
                                              --------     --------     --------     --------
    Net sales...............................  $185,563     $200,508     $333,970     $364,694
    Operating expenses......................   179,742      180,991      342,134      349,151
                                              --------     --------     --------     --------
    Operating profit (loss).................     5,821       19,517       (8,164)      15,543
    Interest (expense)......................    (4,633)      (4,568)      (8,582)      (8,572)
    Other income (expense)..................       (38)          36         (439)         (99)
                                              --------     --------     --------     --------
    Income before tax.......................     1,150       14,985      (17,185)       6,872
    Income taxes (benefit)..................    (2,346)       7,562      (11,514)       3,168
                                              --------     --------     --------     --------
    Net income (loss) from discontinued
      operations before minority interest...     3,496        7,423       (5,671)       3,704
    Minority interest.......................    (1,748)      (3,712)       2,836       (1,852)
                                              --------     --------     --------     --------
    Net income (loss) from discontinued
      operations............................  $  1,748     $  3,711     $ (2,835)    $  1,852
                                              ========     ========     ========     ========

ACQUISITIONS

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which obligated the Company under certain conditions, all of which have been satisfied, to repurchase the shares of Common Stock issued in the acquisition for $12,000,000 at the option of the holder of such shares. SEE "REDEEMABLE COMMON STOCK" in Notes to Consolidated Financial Statements. The repurchase of such shares will not increase the cost of DP; any payment pursuant to the Company's repurchase obligation will only affect the manner in which the total purchase price is recorded by Actava. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

INVENTORIES

     Inventory balances are summarized as follows (in thousands):

                                                                     JUNE 30,   DECEMBER 31,
                                                                       1994         1993
                                                                     --------   ------------
    Finished goods and goods purchased for resale..................  $ 64,554     $ 82,559
    Raw materials and supplies.....................................    23,141       46,018
                                                                     --------   ------------
                                                                       87,695      128,577
    Reserve for LIFO cost valuation................................   (20,644)     (20,138)
                                                                     --------   ------------
                                                                     $ 67,051     $108,439
                                                                     ========   ==========

     Work in process is not considered significant.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

OTHER INCOME (EXPENSE) -- NET

     Other income (expense) is summarized as follows (in thousands):

                                                            THREE MONTHS       SIX MONTHS
                                                               ENDED             ENDED
                                                              JUNE 30,          JUNE 30,
                                                           --------------   ----------------
                                                           1994     1993     1994      1993
                                                           -----   ------   -------   ------
    Interest and investment income.......................  $ 927   $1,440   $ 1,845   $3,762
    Miscellaneous (expense) -- net.......................   (130)     447    (1,104)      (7)
                                                           -----   ------   -------   ------
                                                           $ 797   $1,887   $   741   $3,755
                                                           =====   ======   =======   ======

     Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense) -- net. The early payment interest credit expense was $947,000 and $637,000 for the three month periods ended June 30, 1994 and 1993, respectively, and $2,110,000 and $1,778,000 for the six month periods ended June 30, 1994 and 1993, respectively.

INCOME TAXES

     Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the six month period ended June 30, 1994, the Company's consolidated effective tax rate has decreased as compared to the same prior period because the Company is not able to recognize a tax benefit for its losses due to limitations from prior period recognition.

     During the year, the Company provides for income taxes using anticipated effective annual tax rates for all Company operations. The rates are based on expected operating results for the year, estimated permanent differences between book and tax income, and estimated utilization of any net operating loss carryovers.

     Effective January 1, 1993, the Company changed its method of accounting for income taxes as required by FASB Statement No. 109, "Accounting for Income Taxes" (See "Changes in Accounting Principles -- Change in Method of Accounting for Income Taxes"). The adoption of Statement No. 109 did not have a material effect on net income and the Company's effective tax rate.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Actava is a defendant in various other legal proceedings. However, the Company is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of the Company.

CONTINGENT LIABILITIES AND COMMITMENTS

     Actava, on behalf of its Snapper division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1993 and 1992, there was approximately $23,000,000 and $20,000,000, respectively, outstanding under these floor plan financing arrangements. At June 30, 1994 and 1993, there was approximately $31,000,000 and $25,000,000, respectively, outstanding under these floor plan financing arrangements.

     Actava is contingently liable under various guarantees of debt totaling approximately $5,600,000. The debt is primarily Industrial Revenue Bonds which were issued by former subsidiaries to finance their manufacturing facilities and equipment, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees of bank letters of credit to support Actava's contingent obligations. There are no material defaults on the debt agreements.

     Actava is contingently liable under various real estate leases of former subsidiaries. The total future payments under these leases, including real estate taxes, is estimated to be approximately $8,600,000. The leased properties generally have financially sound subleases.

     At June 30, 1994, approximately $5,000,000 of Actava's cash and short-term investments were pledged to secure a Snapper credit line. At August 12, an additional $12,000,000 was pledged to secure a letter of credit issued with regard to the Company's redeemable stock.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Actava currently provides high-quality, brand-name consumer products through distribution channels to retail markets across the United States. As a result of the sale of its interest in Qualex, Actava presently operates in two distinct businesses; lawn and garden equipment and sporting goods. Actava has announced plans to combine its four sporting goods companies with Roadmaster.

     During the second quarter of 1994, certain events occurred which resulted in a change in the voting control of Qualex and a corresponding change in the method of accounting for Actava's investment in Qualex from consolidation to the equity method and the presentation of Qualex as a discontinued operation as of June 1994. Also during the second quarter of 1994, the Company made a decision to dispose of its interest in Qualex. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. See "Qualex Inc. -- Discontinued Operations" in Notes to Consolidated Financial Statements.

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

     Actava Sports companies manufacture, import and distribute products for a broad cross-section of the sporting goods, fitness and leisure markets. Products are sold under a variety of Actava companies' own brand names, as well as under licenses from the National Football League, National Basketball Association, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc., The Keds Corporation (Keds(R) and Pro-Keds(R)), Body by Jake Licensing Corporation (Body by Jake(R)), and numerous colleges and universities. On July 20, 1994, Actava and Roadmaster entered into a definitive agreement under which the four Actava Sports companies will be combined with Roadmaster. Under the terms of the agreement, and upon consummation of the transaction, Actava would transfer its sporting goods companies to Roadmaster in exchange for approximately 19.2 million shares of Roadmasters' common stock, which will represent approximately 39% of Roadmaster's outstanding stock. The value of Actava's investment in Roadmaster would be approximately $70.7 million based on the $3.6875 closing price for Roadmaster common stock on June 30, 1994 and approximately $75.5 million based on the $3.9375 closing price for Roadmaster common stock on August 11, 1994. Completion of the transaction is subject to a number of conditions, including approval by the shareholders of both Roadmaster and Actava. Actava will account for this transaction by recording any gain or loss on the transaction and by thereafter accounting for its investment in Roadmaster under the equity method. The value of the Roadmaster common stock received in the combination will be determined by its market price on the closing date of the transaction. The book value of the Actava sporting goods companies, as adjusted by certain debt which will be repaid to Actava as a result of the transaction, as of June 30, 1994 was $70.7 million. Actava will not classify the sporting goods companies as a discontinued operation due to the interest retained by Actava as represented by its approximately 39% equity investment in Roadmaster.

     The following is a discussion of the operating results of each of the continuing operations of the Company and the operating results and financial position of the Company on a consolidated basis. Financial information summarizing the operating performance of Qualex Inc., which is classified as a discontinued operation, is presented in "Qualex Inc. -- Discontinued Operations" in Notes to Consolidated Financial Statements.

     Lawn and Garden: Snapper's second quarter sales to distributors decreased $18.8 million, or 25.3%, to $55.5 million in 1994 from $74.3 million in 1993. Snapper's gross profit decreased $3.6 million, or 26.6% for the second quarter, to $9.8 million in the 1994 period from $13.4 million in 1993. Sales for the six month period ended June 30, 1994 decreased to $130.2 million from $142.9 million, an 8.9% decrease from the same 1993 period. Gross profit for the six month period ended June 30, 1994 decreased by $986,000 or 3.6% to $26.5 million from $27.5 million for the same period in the prior year. The sales decrease in the second quarter and six month periods reflects the trend by Snapper distributors and dealers to order products only as neded by them to replenish retail inventories as required by actual consumer demand. The 25% decrease in sales in the second quarter, compared to the second quarter of 1993, also reflects the fact that in June 1993 Snapper began production and shipment of products for the 1994 selling season, whereas in 1994 production for the 1995 selling season will not begin until the third fiscal quarter. The decrease in gross profit during the second quarter of 1994 is due to the lower than prior year sales level of core products as well as higher margin accessories. Also contributing to the decline in gross profit for the second quarter and the slight decrease in the gross profit for the 1994 year-to-date period when compared to the same 1993 periods was the impact in the 1994 periods of the 1993 transfer or sale of inventory at four company owned domestic distributors to independent distributors. During 1993 the Company closed three Company-owned domestic distributors and sold one such distributor. Selling, general and administrative expenses decreased by $1.7 million, or 14.7%, to $10.2 million for the second quarter of 1994 from $11.9 million for the comparable 1993 quarter, primarily due to the effect of lower second quarter 1994 sales on sales volume related expenses such as advertising. Selling, general and administrative expenses increased by $699,000, or 3%, to $24.2 million from $23.5 million for the six month period ended June 30, 1994 compared to the prior year period primarily due to special promotions for the period, which were implemented to encourage distributors to sell aged inventory items to dealers.

     A slight operating loss of $328,000 was experienced for the second quarter of 1994, compared to an operating profit of a $2.6 million for the second quarter of 1993. The operating profit for the six month period ended June 30, 1994 of $2.4 million represents a $2.4 million decrease from the $4.8 million operating profit for the same 1993 period.

       Sporting Goods: Sales for Actava Sports increased by $30.0 million, or 78%, to $68.5 million for the second quarter of 1994 from $38.5 million for the second quarter of 1993 and to $149.0 million from $69.5 million, a $79.5 million or 114.4%, increase for the 1994 year-to-date period as compared to the same period in 1993. This increase was primarily due to sales recorded by DP, which was acquired by the Company in June 1993. Actava Sports, excluding DP, experienced an increase in second quarter sales of $4.5 million, a 13.4% increase, from $33.7 million for 1993 to $38.2 million for 1994. Actava Sports, excluding DP, experienced an increase in year-to-date sales of $5.8 million, or 8.9%, from $64.8 million for 1993 to $70.6 million for 1994.

     Gross profit increased $890,000, or 11.4%, from $7.8 million for the 1993 second quarter to $8.7 million for the second quarter of 1994. The gross profit of Actava Sports, excluding DP, increased by $844,000 from the second quarter of 1993 to the comparable 1994 quarter. The gross profit for the 1994 year-to-date period, when compared to the same 1993 period, increased from $14.5 million to $19.2 million primarily due to a gross profit increase of $4.1 million attributable to the inclusion of DP for the full six month period for 1994 as compared to three weeks in 1993.

     Selling, general and administrative expenses increased from $11.5 million to $18.9 million for the first six months of 1993 and 1994, respectively. This $7.4 million increase is primarily due to a $6.6 million increase in selling, general and administrative expenses resulting from the inclusion of DP's expenses for the full six month 1994 period compared to only three weeks for 1993. Selling, general and administrative expenses for the second quarter of 1994 increased by $3.0 million to $9.2 million from $6.2 million for the 1993 period. This 47.6% increase is primarily due to a $2.7 million increase attributable to the inclusion of DP for the entire 1994 quarter compared to only three weeks in the 1993 quarter.

     Actava Sports experienced a $558,000 operating loss for the second quarter of 1994, a $2.0 million decrease from the $1.5 million operating profit for the 1993 second quarter. The Actava Sports operating profit for the 1994 year-to-date period of $305,000 represents a $2.6 million, or 89.6%, decrease from the $2.9 million operating profit reported for the same 1993 period. Both the second quarter and year-to-date decreases are due to the inclusion of DP's operations for the entire 1994 period as compared to three weeks for the 1993 period.

       Consolidated Continuing Operations: Actava's consolidated sales increased $11.2 million, or 9.9%, for the second quarter of 1994 as compared to the second quarter of 1993, principally because of the inclusion of $25.5 million in sales from DP, which was acquired in June 1993, as partially offset by the $18.8 million Snapper sales decrease. Actava's year-to-date consolidated sales increase of $66.8 million, or 31.4%, from

$212.5 million for 1993 to $279.2 million for 1994 is primarily due to a $73.7 million increase attributable to DP, and a $5.8 million increase from all other Actava Sports companies, partially offset by a $12.8 million decrease from Snapper.

     The 1994 second quarter consolidated gross profit percentage of 14.9% represents gross profit dollars of $18.5 million, a $2.7 million decrease in gross profit dollars as compared to the same 1993 quarter. The increase of $3.7 million to $45.7 million for 1994 year-to-date gross profit from $42.0 million for 1993 represents a $3.7 million increase in gross profit dollars. The 1994 year-to-date gross profit percentage decreased to 16.4% from 19.8% for 1993.

     The 1994 second quarter $1.4 million increase in consolidated selling, general and administrative expenses to $22.2 million from $20.8 million for 1993 and the 1994 year-to-date increase of $8.6 million to $48.6 million from $40.0 million for 1993 are primarily due to the inclusion of DP, which was acquired in June 1993, and a 1994 first quarter provision of $1.3 million for the settlement of employment agreements.

     Actava's consolidated operating loss from continuing operations for the 1994 second quarter of $3.7 million represents a $4.9 million decrease from the $1.2 million 1993 second quarter operating profit. The 1994 year-to-date consolidated operating loss of $4.2 million represents a decrease of $6.8 million from the $2.7 million 1993 year-to-date operating profit.

     Interest expense for the second quarter of 1994 of $7.5 million is an increase of $1.0 million from the second quarter of 1993. Interest expense for the six months ended June 30, 1994 of $14.8 million is an increase of $2.3 million from the $12.5 million of interest expense for the same 1993 period. These increases are primarily due to interest expense at DP, which was acquired in June 1993, and higher average borrowings at Snapper and DP under the revolving credit facilities established to provide working capital and higher interest rates for the 1994 period. During the second quarter of 1994, Snapper and all of the Actava Sports companies had separate credit lines in place, which has substantially reduced their reliance on Actava for working capital needs.

     Other income (net of other deductions) decreased by $1.1 million in the second quarter of 1994 and by $3.0 for the 1994 year-to-date period when compared to 1993. This decrease is primarily the result of a decrease in investment income from lower investment levels due to liquidations of short-term investments to fund corporate purposes such as the purchase of DP and DP's initial working capital needs.

     During the year Actava provides for income taxes using anticipated effective annual tax rates. The rates are based on expected operating results for the year and estimated permanent differences between book and taxable income. As a result of the sale of Qualex, the Company will no longer include any income tax expense related to Qualex in continuing operations because Qualex is now reported as a discontinued operation rather than as a consolidated subsidiary for financial reporting purposes and is still not included in the Company's consolidated federal income tax return. See "Income Taxes" in Notes to Consolidated Financial Statements.

     Discontinued Operations: In 1988 the Company combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase, forming a jointly-owned company, Qualex. During the second quarter of 1994, certain events occurred which resulted in a change in the method of accounting for Actava's investment in Qualex and the presentation of Qualex as a discontinued operation as of June 30, 1994. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the Qualex results for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $37.9 million for loss on the disposal of discontinued operations and a loss of $2.8 million from operations of discontinued operations is reflected in Actava's year-to-date net loss as a result. See "Qualex Inc. -- Discontinued Operations" in Notes to Consolidated Financial Statements.

Net Income (Loss):

     Actava reported a loss from continuing operations of $10.2 million for the second quarter of 1994, compared to a loss from continuing operations of $3.7 million for the second quarter of 1993. Actava's net loss of $46.3 million for the second quarter of 1994 included a loss from discontinued operations of $36.1 million.

The Company's $43,000 of income for the second quarter of 1993 included income of $3.7 million from discontinued operations. For the first six months of 1994, Actava had a loss from continuing operations of $18.3 million, compared to a loss from continuing operations of $5.0 million for the comparable 1993 period. Actava also experienced a $40.7 million loss from discontinued operations for the first six months of 1994, resulting in a net loss for the period of $59 million. Actava's $7.6 million net loss for the first six months of 1993 included income from discontinued operations of $1.8 million, and a loss from the cumulative effect of a change in accounting principle of $4.4 million.

     Changes in Accounting Principles: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Actava adopted the new method of accounting for income taxes on January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and, therefore, possibly the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a material effect on net income for the first quarter of 1993. See "Summary of Significant Accounting
Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits as of January 1, 1993. The adoption of Statement No. 106 resulted in a charge to net income of $4.4 million and was reported as the cumulative effect of a change in accounting principle in the first quarter of 1993. See "Summary of Significant Accounting Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". Statement No. 112 requires the recognition of the cost of benefits to be provided after employment, but before retirement, in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits as of January 1, 1994. The adoption of Statement No. 112 will not result in a material impact on the Company's financial statements when reported. See "Postemployment Benefits" in Notes to Consolidated Financial Statements.

     The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994, of adopting Statement 115 was not material, See "Summary of Significant Accounting Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

     Financial Position: Actava's working capital, excluding Qualex, was $99.1 million at June 30, 1994 as compared to $93.7 million at December 31, 1993. The increase is primarily due to changes in the Triton loan agreement which resulted in classifying $5.0 million as a current note receivable. Cash and short-term investments at Actava, excluding Qualex, increased by $1.6 million in the first six months of 1994 to $45.9 million. At June 30, 1994, approximately $5.0 million of the Company's cash and short-term investments were pledged to secure a Snapper credit line. In addition, subsequent to June 30, 1994, $12.0 million was pledged to secure a letter of credit issued on August 12, 1994, with regard to the Company's redeemable common stock. Approximately $16.2 million of cash and short-term investments which were pledged to support outstanding letters of credit at March 31, 1994 were released to Actava during the 1994 second quarter. These letters of credit are now issued on an unsecured basis.

     On August 12, 1994 the Company sold its interest in Qualex to Kodak. As a result of this sale, the Company received, on August 12, 1994, cash of $50 million and will receive two additional payments of $50 million each in six months and twelve months.

     The Company has entered into a contract to sell a real estate investment near Houston, Texas, which is known as Sienna Plantation. An investment group has agreed to purchase the property from a partnership in which Actava has an interest. Actava is expected to receive approximately $9.0 million in cash upon consummation of the transaction. The purchase price is approximately equal to Actava's book value and is expected to close in or before December 1994.

     For the six month period ended June 30, 1994, cash flows of $16.6 million were provided by operating activities while investing and financing activities used $18.2 million and $3.1 million of cash, respectively. Cash flows of $27.9 million were provided by continuing operations while discontinued operations used $11.3 million. For operations, accounts receivable decreased by $31.4 million, inventories decreased by $12.0 million, prepaid expenses decreased by $10.9 million, and accounts payable and other similar items decreased by $14.2 million. Depreciation of $7.3 million and amortization of $213,000 are included in determining cash flow provided by continuing operations.

     Investing activities for the six months ended June 30, 1994 used $18.2 million of cash, including payments for property, plant and equipment (net of disposals) of $15.2 million.

     Financing activities for the six months ended June 30, 1994 used $3.1 million during the quarter with repayments under short-term bank agreements of $27.6 million, net borrowings of $33.5 million under long-term debt agreements, payments of $3.0 million for subordinated debt and payments of dividends by Qualex prior to being discontinued to minority interest of $10.5 million.

     Long-term debt, including the current portion, for Actava, excluding Qualex, decreased from $3.3 million at December 31, 1993 to $3.0 million at June 30, 1994 due to payments thereon.

     Actava's subordinated debt position, including the current portion, of $191.5 million at June 30, 1994 reflects a decrease of $2.8 million from year-end 1993. Subordinated debt is 98.4% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

     The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments. The approximate fair market value of the currency swap as of June 30, 1994, was $15.0 million.

     The Company is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $31.0 million and $25.0 million was outstanding at June 30, 1994 and 1993, respectively, various guaranties of debt totaling approximately $5.6 million, various real estate leases with estimated future payments of approximately $8.6 million, various potential liabilities relating to environmental matters, various other litigation matters and various pledges of cash and short-term investments. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

     On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock (the "Acquisition Shares") valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. See "Acquisitions" in Notes to Consolidated Financial Statements. The Company also entered into an agreement providing the holder of the Acquisition Shares (the "Holder") with the right to receive additional payments depending upon the value of the Acquisition Shares over a period of not longer than one year from the purchase date. The agreement gives the Holder the right under certain circumstances, to require the Company to purchase the Acquisition Shares at a price equal to $11.00 per share. The repurchase of the Acquisition Shares will not increase the cost recorded by Actava for DP, but will affect the manner in which the total purchase price is recorded by Actava. The right of the Holder to receive additional payments of cash became exercisable after June 8, 1994 and would have expired if not exercised on or before August 7, 1994. On August 3, 1994, the Holder agreed to extend the exercise date to February 17, 1995 in exchange for a $435,000 fee and an irrevocable letter of credit in the amount of $12.0 million which is available and payable to the Holder on and after February 17, 1995 upon demand and tender of the Acquisition Shares. Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. The repurchase of the Acquisition Shares may violate some of these covenants.

     In November 1991, the Company entered into a Loan Agreement with its then 25.0% stockholder, Triton Group Ltd. ("Triton"), whereby Triton could borrow up to $32.0 million from the Company secured by the stock in the Company owned by Triton (the "Triton Loan"). The Triton Loan Agreement was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton, as described in the Notes to the Consolidated Financial Statements. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until final maturity in April 1997. In December 1993, Triton and Actava entered into a further amendment to the Loan Agreement pursuant to which Triton made a principal payment of $5.0 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. Triton has announced that on March 2, 1994, Triton obtained a commitment from a bank which would enable Triton to prepay the entire balance under the Loan Agreement, subject to the preparation of definitive documents. Triton also announced that while the terms and cost of this new financing would be less favorable than those of the existing arrangement, Triton is willing to consider a refinancing as part of a broader strategy to enhance the value of Actava. Triton has announced that the bank commitment, which was originally scheduled to expire on June 30, 1994, has been extended until September 30, 1994. As of June 30, 1994 the outstanding balance under the Triton Loan was $24.2 million.

     During the first and second quarters of 1994 the Company received cash dividends from its subsidiaries of $12.0 million and $811,000, respectively. The Company, excluding its operating subsidiaries and Snapper, had $63.4 million of unpledged cash and short-term investments as of August 12, 1994. Such subsidiaries, however, are restricted by financial covenants in their credit agreements from paying the Company more than 70% of their net income as dividends. The Company uses its existing cash and short-term investments, as well as dividends from is subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. The Company, excluding its subsidiaries and Snapper, has debt service payments scheduled for the remainder of 1994 of approximately $10.4 million.

     The credit agreements with Snapper and one of the Company's sporting goods subsidiaries contain financial covenants (involving tangible net worth, book net worth and other matters) which the Company must comply with to prevent a default. A default under these credit agreements would have serious adverse consequences, including the elimination of funding for the operations of Snapper and the sporting goods company, as well as the prohibition on payment of any dividends to the Company by these businesses. As a result of the loss incurred by the Company in connection with the sale of Qualex, the Company obtained financial covenant amendments from its lenders so that the Company would remain in compliance with these covenants through August 31, 1994. It will be necessary for the Company to negotiate additional amendments to these financial covenants in order for the Company to be in compliance with these covenants after August 31, 1994. Management believes that it will be successful in negotiating these additional amendments.

     The Company's subsidiaries and division, excluding Qualex, had unused borrowing capacity of approximately $47.7 million at June 30, 1994, under credit agreements which are secured by assets such as accounts receivable or inventory. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreements and the qualification of the assets as collateral as defined in the credit agreements; however, the assets potentially available as collateral are, in the aggregate, $335.1 million.

     On April 19, 1994, John D. Phillips was elected president and chief executive officer of the Company. He was also elected to the Board of Directors of the Company. Mr. Phillips succeeds Charles R. Scott, who had served as the Company's president and chief executive officer since 1991. In connection with the election of Mr. Phillips, Renaissance Partners, an investment partnership in which Mr. Phillips serves as a general partner, purchased from the Company 700,000 shares of the Company's Common Stock for $4,462,500, representing a price of $6.375 per share. Mr. Phillips also received an immediately vested option to purchase 300,000 shares of the Company's Common Stock at a price of $6.375 per share. This price represents the last sale price of the Company's Common Stock on the New York Stock Exchange on April 11, 1994, the day before the Company announced that it had received the investment and employment proposals from Mr. Phillips. The Company has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which the Company has agreed to register with Securities and Exchange Commission the 700,000 shares of Common Stock purchased by Renaissance Partners.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Due to the disposition by the Company on August 12, 1994 of its interest in Qualex, any litigation to which Qualex was a party will be terminated as to the Company's future involvement. This would include the lawsuit captioned Photographic Concepts, Inc. v. Qualex Inc. previously disclosed in its Form 10-K for the year ended December 31, 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) An Annual Meeting of Shareholders of the Company was held on June 10, 1994.

          The stockholders elected nine directors to serve for the ensuing year and until their successors are duly elected and have qualified.

     (b) Not Required

     (c) The following were elected as directors:

                                                              VOTES FOR        VOTES WITHHELD
                                                              ----------       --------------
    John E. Aderhold........................................  16,393,632           222,660
    Michael E. Cahr.........................................  16,382,106           284,186
    John M. Darden, III.....................................  16,400,103           216,189
    John P. Imlay, Jr.......................................  16,401,811           214,481
    Clark A. Johnson........................................  16,395,540           220,752
    Anthony F. Kopp.........................................  16,406,019           210,273
    Richard Nevins..........................................  16,387,445           208,847
    John D. Phillips........................................  16,405,200           211,092
    Carl E. Sanders.........................................  16,394,436           221,856

     (d) Not Required

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

           2.    Agreement and Plan of Reorganization dated as of July 20, 1994, by and among
                 The Actava Group Inc., Diversified Products Corporation, Hutch Sports USA
                 Inc., Nelson/ Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster
                 Industries, Inc.
          4.1    Amendment, dated as of August 15, 1994, to Finance and Security Agreement,
                 dated as of December 15, 1993, with respect to a revolving credit facility of up to $50 million, between Diversified Products Corporation and ITT
                 Commercial Finance Corp. and the Provident Bank. A copy of this amendment is not filed as the debt does not exceed 10% of the total assets of the registered; however, registrant hereby agrees to furnish a copy of such agreement to the commission upon request.
          10.    Employment Agreement dated July 19, 1994, between The Actava Group Inc. and
                 Charles R. Scott.
          11.    Computation of Earnings Per Share.

     (b) Two Forms 8-K have been filed during the quarter for which this report is filed.

           (i) On April 14, 1994, a Form 8-K was filed to report and provide as exhibits a press release dated March 3, 1994 regarding 1993 results; a press release dated March 3, 1994 regarding the Triton loan; and, a press release dated March 16, 1994 regarding election of a new director and the Triton loan. No financial statements were filed.

           (ii) On May 4, 1994, a Form 8-K was filed to report and provide as exhibits an employment agreement among the Company and John D. Phillips dated April 19, 1994; an option agreement among the Company and John D. Phillips dated April 19, 1994; and, a registration rights agreement among the Company, Renaissance Partners and John D. Phillips dated April 19, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                  THE ACTAVA GROUP INC.
                                                        Registrant

                                          /s/  FREDERICK B. BEILSTEIN, III

                                          --------------------------------------
                                               Frederick B. Beilstein, III
                                           Senior Vice President, Treasurer and
                                                 Chief Financial Officer

Date: August 15, 1994