Form 10-Q/A
period 1993-06-30
ACTAVA GROUP INC
filed 1994-10-05
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 2

                                       TO

                                   (MARK ONE)

               /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1993

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period From                to

                         Commission File Number 1-5706
                             ---------------------
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

                                  404/658-9000
              (Registrant's telephone number, including area code)

                             FUQUA INDUSTRIES, INC.
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities and Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.  Yes      No

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practical date.

             Common Stock -- 17,635,186 shares as of July 31, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                        (In thousands except share data)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1993             1992
                                                                              -----------     ------------
                                                                              (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS
  Cash......................................................................  $   18,618       $   20,792
  Short-term investments....................................................      46,497           63,842
  Receivables (less allowances for doubtful accounts of $20,237 in 1993
    and $12,805 in 1992)....................................................     251,568          243,368
  Inventories...............................................................      81,995           63,987
  Prepaid expenses..........................................................      44,795           38,365
  Future income tax benefits................................................      38,154           45,790
                                                                              -----------     ------------
         TOTAL CURRENT ASSETS...............................................     481,627          476,144
PROPERTY, PLANT AND EQUIPMENT...............................................     473,566          409,330
  Less allowances for depreciation..........................................    (183,435 )       (165,720)
                                                                              -----------     ------------
                                                                                 290,131          243,610
NOTES RECEIVABLE FROM TRITON GROUP LTD......................................      31,726           31,726
OTHER ASSETS................................................................      40,455           45,754
LONG-TERM INVESTMENTS.......................................................      25,745           24,719
INTANGIBLES.................................................................     391,318          395,913
                                                                              -----------     ------------
         TOTAL ASSETS.......................................................  $1,261,002       $1,217,866
                                                                              ===========     ============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other current liabilities..........  $  249,279       $  225,255
  Notes payable.............................................................      91,691           64,795
  Current portion of long-term debt.........................................       9,723           10,013
                                                                              -----------     ------------
         TOTAL CURRENT LIABILITIES..........................................     350,693          300,063
DEFERRED INCOME TAXES.......................................................      63,868           58,651
LONG-TERM DEBT..............................................................     216,380          220,357
SUBORDINATED DEBT...........................................................     190,812          193,566
MINORITY INTEREST IN PHOTOFINISHING SUBSIDIARY..............................     199,171          205,382
REDEEMABLE COMMON STOCK.....................................................      12,000               --
STOCKHOLDERS' EQUITY
  Common Stock (22,767,744 shares in 1993 and 1992).........................      22,768           22,768
  Additional capital........................................................      45,519           46,362
  Retained earnings.........................................................     281,340          292,266
  Less treasury stock -- at cost (6,223,467 shares in 1993 and 1992)........    (121,549 )       (121,549)
                                                                              -----------     ------------
                                                                                 228,078          239,847
                                                                              -----------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $1,261,002       $1,217,866
                                                                              ===========     ============

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          1993       1992       1993       1992
                                                        --------   --------   --------   --------
NET SALES.............................................  $313,261   $288,248   $577,148   $564,532
Operating Costs and Expenses
     Cost of products sold............................   231,051    199,514    433,536    406,802
     Selling, general and administrative expenses.....    59,315     66,917    122,361    136,226
     Provision for doubtful accounts..................     2,184      1,150      3,043        799
                                                        --------   --------   --------   --------
       OPERATING PROFIT...............................    20,711     20,667     18,208     20,705
Interest (expense)....................................   (11,011)    (7,182)   (21,140)   (13,710)
Other income -- net...................................     1,923        903      3,656        674
                                                        --------   --------   --------   --------
     INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
       CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE........................    11,623     14,388        724      7,669
Income taxes..........................................     7,868      7,838      3,703      4,563
                                                        --------   --------   --------   --------
     INCOME (LOSS) BEFORE MINORITY INTEREST...........     3,755      6,550     (2,979)     3,106
Minority interest.....................................    (3,712)    (3,919)    (1,852)    (2,281)
                                                        --------   --------   --------   --------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE........................        43      2,631     (4,831)       825
Cumulative effect of change in accounting principle...        --         --     (2,730)     1,034
                                                        --------   --------   --------   --------
     Net Income (Loss)................................  $     43   $  2,631   $ (7,561)  $  1,859
                                                        ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Before cumulative effect of change in accounting
       principle......................................        --   $    .16   $   (.29)  $    .05
     Cumulative effect of change in accounting
       principle......................................        --         --       (.16)       .06
                                                        --------   --------   --------   --------
     Primary and fully diluted........................        --   $    .16   $   (.45)  $    .11
                                                        ========   ========   ========   ========
     CASH DIVIDENDS PER COMMON SHARE..................  $    .09   $    .09   $    .18   $    .18
                                                        ========   ========   ========   ========
     AVERAGE COMMON AND COMMON EQUIVALENT SHARES......    16,820     16,544     16,683     16,544
                                                        ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                 (In thousands)
                                  (Unaudited)

                                                                                 INCREASE (DECREASE) IN
                                                                                          CASH
                                                                                ------------------------
                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                ------------------------
                                                                                  1993           1992
                                                                                ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss).............................................................  $  (7,561)    $    1,859
  Cumulative effect of change in accounting principle.........................     (2,730)         1,034
                                                                                ---------     ----------
  Income (Loss) before cumulative effect of change in accounting principle....     (4,831)           825
  Items providing (not providing) cash from operations........................     51,355        (27,836)
                                                                                ---------     ----------
         Net Cash Provided (Used) by Operating Activities.....................     46,524        (27,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments -- maturities over 90 days.........................    (11,633)       (54,699)
  Sales of investments -- maturities over 90 days.............................      9,543         68,143
  Net sales of other investments -- maturities less than 90 days..............     19,435          8,318
  Payments for property, plant & equipment....................................    (31,355)       (33,907)
  Proceeds from disposals of property, plant & equipment......................      2,041          2,541
  Collections on notes receivable.............................................        927          1,008
  Payments for purchases of businesses........................................    (21,243)       (19,296)
  Loans to Triton Group Ltd...................................................         --         (1,426)
  Payments for other intangibles..............................................         --         (8,296)
  Other investing activities -- net...........................................     (7,217)          (987)
                                                                                ---------     ----------
         Net Cash (Used by) Investing Activities..............................    (39,502)       (38,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under short-term bank agreements.............................     13,895         21,234
  Borrowings under other long-term debt agreements............................     10,611        822,500
  Payments on long-term debt agreements.......................................    (21,376)      (761,408)
  Payments of subordinated debt...............................................     (1,536)            --
  Cash dividends paid by Qualex to minority interest..........................     (7,714)        (2,986)
  Cash dividends paid by Fuqua Industries.....................................     (3,076)        (2,978)
                                                                                ---------     ----------
         Net Cash Provided (Used) by Financing Activities.....................     (9,196)        76,362
                                                                                ---------     ----------
             INCREASE (DECREASE) IN CASH......................................     (2,174)        10,750
Cash at beginning of year.....................................................     20,792         26,586
                                                                                ---------     ----------
             CASH AT JUNE 30..................................................  $  18,618     $   37,336
                                                                                =========     ===========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993.

CHANGES IN ACCOUNTING PRINCIPLES

  Change in Method of Accounting for Certain Advertising Costs

     Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize these costs at the time the advertising is placed by the customer. Under the proof advertising program, Qualex reimburses certain advertising costs incurred by its customers up to a percentage of sales to that customer. Qualex previously accrued such costs at the time of the initial sale. Qualex believes that this new method is preferable because it recognizes advertising expense as it is incurred rather than at the time of the initial sale to the customer. The 1992 adjustment of $1,034,000, net of income taxes of $1,437,000 and minority interest of $1,033,000, is included in income for the first quarter of 1992 to apply retroactively the new method. The 1992 adjustment before income taxes and minority interest is $3,504,000.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

     As permitted by Statement 106, the Company elected to immediately recognize the effect in the statement of operations for the first quarter of 1993 as a $2,730,000 charge (after tax benefit) to net income as the cumulative effect of a change in accounting principle. Additionally, the annual net periodic postretirement benefit expense for 1993 will be approximately $500,000, which is comprised of service cost of approximately $105,000 and imputed interest cost of approximately $395,000. Postretirement benefit expense for 1992, recorded on a cash basis, has not been restated. The assumed health care cost trend rates used to measure the expected cost of benefits covered by the plan for 1993 is 14%. This trend rate is assumed to decrease in 1% decrements to 6% in 2001 and years thereafter. A 9% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of January 1, 1993, by 15% and the net periodic postretirement benefit cost by 19%.

     The following table presents the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet as of January 1, 1993 (in thousands):

          Accumulated postretirement benefit obligation....................  $4,404
          Plan assets......................................................       0
                                                                             ------
          Accumulated postretirement benefit obligation in excess of plan
            assets.........................................................   4,404
          Unrecognized prior service cost..................................       0
          Unrecognized net (gain) or loss..................................       0
          Unrecognized transition obligation...............................       0
                                                                             ------
          Accrued postretirement benefit cost..............................  $4,404
                                                                             ======

POSTEMPLOYMENT BENEFITS

     The Company and its subsidiaries provide benefits to former or inactive employees after employment, but before retirement, such as severance benefits, continuation of health care benefits and life insurance coverage. The costs of these are currently accounted for on a pay-as-you-go (cash) basis. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits", which requires employers to recognize the obligation to provide these benefits when certain conditions are met. The Company is required to adopt the new method of accounting for these benefits no later than January 1, 1994. The adoption of Statement No. 112 will not have a significant effect on the Company's financial position or results of operations.

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

PHOTOFINISHING TRANSACTION

     Photofinishing operations are conducted by Qualex Inc., which was formed in March, 1988 by the combination of the Company's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. While the Company and Kodak currently share Qualex's equity, income and

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

dividends equally, the Company has 51% voting control by virtue of its ownership of 50% of Qualex's common stock and 100% of Qualex's voting preferred stock. The Company also has majority representation on the Qualex Board of Directors, although certain decisions, not including the declaration of dividends, require the concurrence of Kodak's board representatives.

     The Company consolidates the accounts of Qualex and presents Kodak's portion of ownership and equity in the income of Qualex as minority interest.

     The Qualex Shareholders' Agreement between the Company and Eastman Kodak Company stipulates that upon a change of control at the Company certain Qualex preferred stock, including the voting preferred owned by the Company, will be redeemed. On March 28, 1991, the Qualex Shareholders' Agreement between the Company and Kodak was amended to stipulate that a change of control of the Company, as defined in the Shareholders' Agreement, occurred on February 6, 1991. However, in the amendment Kodak waived its change of control rights under the Shareholders' Agreement with respect to the February 6, 1991 change of control. Kodak may withdraw its waiver, and enforce its rights under the Agreement beginning March 1, 1992 and each subsequent March 1, by providing the Company with 30 days written notice. Kodak did not elect to withdraw its waiver on March 1, 1993. The amendment also provided that the Board of Directors of Qualex be increased from seven to nine members, comprised of five representatives of Actava, three representatives of Kodak and the chief executive officer of Qualex.

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

     If the Company were deemed in the future to no longer be in control of Qualex, the Company would cease to consolidate the accounts of Qualex. In that event, the Company would account for its ownership of Qualex by using the equity method of accounting. Such a development would not affect the net income or shareholders' equity of Actava. However, Actava's consolidated total assets, liabilities, sales and costs and expenses would be reduced as they would no longer include the specific accounts of Qualex. If the Company had accounted for Qualex using the equity method for the six month period ended June 30, 1993, Actava's total assets and liabilities would have been $684,020,000 and $443,942,000, respectively, and sales and total costs and expenses would have been $212,454,000 and $218,602,000, respectively.

ACQUISITION

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation (DP(R)) for a net purchase price consisting of $11,629,500 in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase. The transaction is accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

     Effective June 30, 1991, prior to the acquisition of the DP(R) assets by the Company DP(R) had revised the estimated useful lives for all categories of its property, plant, and equipment based upon management's expectations of the the extended economic benefit. The change in estimated useful lives had the effect of reducing depreciation expense for DP(R) and increasing the net earnings of DP(R). The estimated useful lives were revised pursuant to an analysis of the remaining expected economically beneficial life of the assets by the engineering staff of DP(R), including consultation with another company with similar assets in the same business to determine the productive life experienced for the assets.

     The following data represents the combined unaudited operating results of Actava on a pro forma basis as if the above transaction had taken place at the beginning of 1992. The pro forma information does not necessarily reflect the results of operations as they would have been had the transaction actually taken place at that time. Adjustments include amounts of depreciation to reflect the fair value and economic lives of property, plant and equipment and amortization of intangible assets. (In thousands, except per share amounts):

                                                                        PRO FORMA
                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                     1993       1992
                                                                   --------   --------
        Sales....................................................  $636,933   $622,505
        Net (Loss)...............................................   (13,234)    (1,968)
        (Loss) per share -- primary..............................      (.75)      (.11)

     During 1992, Qualex acquired Samiljan Foto L.P. and certain other photofinishing operations for $21,228,000 and $22,997,000, respectively, including expenses. These transactions were accounted for using the purchase method of accounting; accordingly, the assets and liabilities of the purchased businesses have been recorded at their estimated fair value at the dates of acquisition. The results of operations of the businesses acquired have been included in the consolidated financial statements since the dates of acquisition.

     Pro forma information for the 1992 acquisitions by Qualex would not be significantly different from the results reported due to the timing of the acquisitions.

INVENTORIES

     Inventory balances are summarized as follows (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1993         1992
                                                              --------   ------------
        Finished goods and goods purchased for resale.......  $ 68,181     $ 49,279
        Raw materials and supplies..........................    33,443       33,537
                                                              --------   ------------
                                                               101,624       82,816
                                                              --------   ------------
        Reserve for LIFO cost valuation.....................   (19,629)     (18,829)
                                                              --------   ------------
                                                              $ 81,995     $ 63,987
                                                              ========   ============

     Work-in-process is not considered significant.

NOTES PAYABLE

     As of April 29, 1993, a Revolving Loan and Security Agreement with respect to a revolving credit facility of up to $10,000,000 was entered into by a subsidiary and a financial institution. Interest is payable at a prime rate plus 1%. The agreement provides for a facility fee of $25,000. The loan is principally secured by certain

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

receivables and inventory of the subsidiary and requires the subsidiary to comply with various restrictive financial covenants.

OTHER INCOME (EXPENSE) -- NET

     Other income (expense) is summarized as follows (in thousands):

                                                                 THREE MONTHS       SIX MONTHS
                                                                     ENDED             ENDED
                                                                   JUNE 30,          JUNE 30,
                                                                ---------------   ---------------
                                                                 1993     1992     1993     1992
                                                                ------   ------   ------   ------
Interest and investment income................................  $2,005   $1,195   $4,911   $2,752
Miscellaneous (expense) -- net................................     (82)    (292)  (1,255)  (2,078)
                                                                ------   ------   ------   ------
                                                                $1,923   $  903   $3,656   $  674
                                                                ======   ======   ======   ======

     Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense) -- net. The early payment interest credit expense was $637,000 and $511,000 for the three months periods ended June 30, 1993 and 1992, respectively and $1,778,000 and $2,267,000 for the six month periods ended June 30, 1993 and 1992, respectively.

INCOME TAXES

     Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. In accordance with Federal tax regulations, the Company cannot file a consolidated income tax return with Qualex. Qualex generally has an annual book effective tax rate which exceeds statutory rates primarily due to the amortization of goodwill which is not deductible for tax purposes. The Company's other businesses may have an annual effective tax rate which is above or below statutory rates. As the Company does not file a consolidated tax return with Qualex, the percentage of Actava's consolidated income composed of Qualex's income, as opposed to Actava's other businesses, can cause Actava's consolidated book tax provision to be above or below statutory rates and vary from quarter to quarter and year to year. For the six month period ended June 30, 1993, the Company's consolidated effective tax rate has increased as compared to comparable prior periods because Qualex's income tax expense and the Company's consolidated income tax expense are calculated independently while income before taxes is consolidated for financial reporting and the Company, excluding Qualex, is not able to recognize a tax benefit for its losses due to limitations from prior period recognition.

     The Company has a net operating loss carryforward for Federal income tax purposes of approximately $60,000,000 at December 31, 1992, which will expire in 2006 and 2007.

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

     Statement No. 109 requires certain disclosures which relate to deferred tax liabilities and assets; however, since income tax expense for interim financial statements is based on an estimated annual effective rate, these

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

disclosures may be as of the date of adoption. Therefore significant components of the Company's deferred tax liabilities and assets as of January 1, 1993, are as follows (in thousands):

    Deferred Tax Liabilities:
      Tax over book depreciation...............................................  $25,593
      Gain on Qualex formation.................................................   36,552
      Safe Harbor Lease Investment.............................................   10,322
      Other....................................................................    9,955
                                                                                 -------
              Total Deferred Tax Liabilities...................................   82,422
                                                                                 -------
    Deferred Tax Assets:
      Reserves for losses and write-down of certain assets.....................   24,085
      Net operating loss recognition...........................................   12,496
      Other....................................................................   22,716
                                                                                 -------
              Total Deferred Tax Assets........................................   59,297
                                                                                 -------
    Net Deferred Tax Liabilities...............................................  $23,125
                                                                                 =======

     The Company has not recognized a valuation allowance for deferred tax assets because management will utilize tax planning strategies to prevent the expiration of net operating losses, including the sale of a subsidiary such as Qualex or the assets of a division such as Snapper.

REDEEMABLE COMMON STOCK

     Redeemable common stock represents 1,090,909 shares of common stock which were issued in the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. These shares are subject to a right of redemption at the option of the holder with an exercise date, as amended on August 17, 1994, of February 7, 1995.

LITIGATION

     In 1991, three lawsuits were filed against the Company, certain of the Company's current and former directors and Triton Group, Ltd., formerly Intermark, Inc., which owns approximately 25% of the Company's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against the Company, Triton Group, Ltd. and its current directors, and costs of suit and attorneys' fees. The other two complaints alleged, among other things, that members of the Company's Board of Directors contemplate either a sale, a merger, or other business combination involving Triton Group, Ltd. and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991. While these actions are in their preliminary stages, management currently believes the actions will not materially affect the operations or financial position of the Company.

     The Company is a defendant in various other legal proceedings. However, the Company is not aware of any action which, in the opinion of management, would materially affect the Company's liquidity or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Actava provides high-quality, brand name consumer products through distribution channels to retail markets across the United States. The Company's businesses encompass the broad leisure industry, including photofinishing, fitness equipment and sporting goods, and lawn and garden equipment.

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

     Actava's Snapper Division manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snow throwers, and related products, parts and accessories and distributes blowers, string trimmers and edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and walk-behind mowers. Snapper also manufacturers a line of commercial lawn and turf equipment, a BlackhawkTM line of mowers and markets a fertilizer line under the Snapper(R) brand.

     Actava Sports companies manufacture, import and distribute products for a broad cross-section of the sporting goods, fitness and leisure markets. Products are sold under a variety of Actava companies' own brand names, as well as under licenses from the National Football League, National Basketball Association, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc., The Keds Corporation (Keds(R) and Pro-Keds(R)), and numerous colleges and universities.

     Actava's long-range strategy is to maximize stockholder wealth by concentrating its capital resources on its companies which offer the highest potential returns. As a result, the Company continues to analyze its businesses with a view toward enhancing their value through strategic acquisitions and dispositions, and marketing alliances, i.e. licensing arrangements and joint ventures, with particular emphasis on cost efficiencies through plant consolidations or product-line expansions or improvements.

     The following is a discussion of the operating results of each of these business segments and the operating results and financial position of the Company on a consolidated basis.

     Photofinishing: In March, 1988 the Company combined its photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company in a transaction accounted for as a purchase, forming a jointly-owned company, Qualex Inc. On March 28, 1991 the Shareholders' Agreement between the Company and Kodak relating to Qualex was amended. See "Photofinishing Transaction" in Notes to Consolidated Financial Statements.

     Actava, which owns 51% of the voting shares of Qualex, consolidates the accounts of Qualex with its accounts. Kodak's interest in the earnings and equity of Qualex are reflected as minority interest.

     Photofinishing sales increased $1.1 million or .6% in the second quarter of 1993 as compared to the same period in 1992 due primarily to added print volume resulting from an overall increase in equivalent prints processed. Sales for the six months ended June 30, 1993 increased, due to the same reasons, by $2.1 million or .6%, in comparison to the same six month period of 1992. Although sales increased, per print price continued to decline, resulting in a decrease in gross profit as a percent of sales for the second quarter of 1993 to 30.4% from 33.6% for 1992 and from 30.3% to 27.9% for the six months ended June 30, 1993 as compared to the same 1992 period. Generally, Qualex experienced price decreases of 4 to 5% during the 1992 year while sales increased. These price decreases occurred due to the effect of price reductions offered by competitors and the associated demand for similar prices from the customers of Qualex. Gross profit decreased by $6 million and $8.2 million for the quarter and year-to-date, respectively. Selling, general and administrative expenses decreased by $7.8 million or 15.9% for the second quarter of 1993 from the same 1992 period primarily as a result of benefits derived from the restructuring programs implemented in 1992 and reduced vacation accrual expense due to changes in the personnel policy related to vacation benefits. Qualex had operating income of $19.5 million in the second quarter of 1993 compared to income of $18.2 million for the second quarter of 1992, a $1.3 million, or 7.4%, improvement.

     Management anticipates lower pricing trends in the wholesale photofinishing industry for the remainder of 1993. However, increased business volume, improved product mix and continuing consolidations of plant facilities and administrative offices are expected to offset the effects of lower pricing.

     Lawn and Garden: Snapper's sales to distributors increased by $17.1 million, or 29.8%, for the second quarter of 1993 in comparison to the second quarter of last year. Sales for the six month period ended June 30, 1993 increased to $143 million, an improvement of .6% from the same period last year. Gross profit as a percentage of sales decreased for both the second quarter of 1993 and the six month period ended June 30, 1993 as compared to the same prior year periods. This decrease was from 27.3% to 18.1% for the second quarter and, for year-to-date, from 25.1% to 19.2%. Gross profit in dollars decreased for both the second quarter of 1993 and the six month period ended June 30, 1993, as compared to the prior year periods. This decrease was from $15.6 million to $13.4 million for the second quarter and from $35.6 million to $27.5 million for year-to-date. These decreases resulted from the introduction of new products, including a new brand-name mower, "Blackhawk(TM)". The start-up costs, overall product mix and delays associated with these new products negatively impacted Snapper's cost of sales. In addition, because Blackhawk(TM) is a lower price-point and margin product than the Snapper(TM) brand line, per unit gross margin has been lower when compared to last year's margins in part due to an average unit price decrease of 2.9% from the prior year period. Although sales were up by 29.8% for the second quarter of 1993, selling, general and administrative expenses, including sales volume related expenses such as co-operative advertising, decreased by 5.5% for the quarter, while year-to-date selling, general and administrative expenses decreased by 15.4%. The decreased gross profit, partially offset by reduced selling, general and administrative expenses, resulted in an operating profit of $2.3 million at Snapper in the second quarter of 1993 as compared to a profit of $3 million in the second quarter of 1992. The 1993 year-to-date operating profit decreased from $7.9 million to $4.8 million, a 39.1% decrease, when compared to the same 1992 period.

     The Company has engaged Merrill Lynch to assist in exploring alternatives that would enable the Company to realize fair value for its investment in Snapper. The alternatives may include a sale, joint venture, public offering, or other action; however, it may be determined that the most appropriate alternative is to retain Snapper and realize the value from continued operations. The Company believes that it will be able to realize fair value from its investment in Snapper if a sale is determined to be the most effective course of action. On August 9, 1993, the Company announced that a new Chief Executive Officer had been employed for Snapper. It is expected that this action will cause some delay in the exploration of alternatives to realize fair value from Snapper.

     Sporting Goods: Sales for Actava Sports increased by $6.9 million, or 21.7%, for the second quarter of 1993 and by $9.7 million, or 16.1%, for year-to-date compared to the same periods in 1992. This increase is primarily attributable to $4.7 million in sales by newly acquired DP(R). Gross profit as a percent of sales increased slightly and gross profit dollars increased 27.4% for the quarter and 17.6% for year-to-date. Actava Sports experienced a slight increase in operating profit for the 1993 second quarter and year-to-date in comparison to the same period last year.

     Consolidated Operations: The Company's consolidated sales increased $25 million, or 8.7%, in the second quarter of 1993 as compared to the second quarter of 1992 and by $12.6 million, or 2.2%, for the year-to-date periods. This is principally because of increased production and shipments at Snapper and Actava Sports. Gross profit as a percentage of sales for the second quarter of 1993 of 26.2% is a decrease of 14.9% from the comparable 1992 quarter while gross profit dollars decreased by $6.5 million. Selling, general and administrative expenses also decreased for these periods. The decline in gross profit was principally due to the performance at Snapper. The reductions in selling, general and administrative expenses are primarily attributable to the favorable reductions achieved by Qualex and Snapper in the second quarter of 1993 as well as for year-to-date.

     Interest expense for the second quarter of 1993 of $11 million is an increase of $3.8 million over the second quarter of 1992 and year-to-date interest expense of $21.1 million is an increase of $7.4 million over the prior year period. This increase is primarily attributable to higher average borrowings at both Qualex and Snapper. The increased borrowing resulted from the Qualex $200 million Senior Note private placement completed in the second quarter of 1992 and the revolving credit facilities established to provide working capital for Snapper and two of the three Actava Sports companies. These credit lines have substantially reduced subsidiary reliance on Actava for working capital needs.

     Other income (net of other deductions) increased $1 million and $3 million in the second quarter and six month period ended June 30, 1993, respectively, when compared to the same period of 1992. This increase is the result of a decrease in early payment interest credits at Snapper and higher investment income from increased average investment levels due to subsidiaries' utilization of revolving credit facilities rather than relying on the Company for working capital needs.

     During the year the Company provides for income taxes using anticipated effective annual tax rates for Qualex and for all other Company operations. The rates are based on expected operating results for the year and estimated permanent differences between book and taxable income. See "Income Taxes" in Notes to Consolidated Financial Statements.

     The minority interest shown on Actava's Consolidated Statements of Operations represents Kodak's portion of the earnings of Qualex. In accordance with the Shareholder's Agreement, the Company and Kodak are each entitled to 50% of Qualex's net income after preferred dividends. See "Photofinishing Transaction" in Notes to Consolidated Financial Statements.

     Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize advertising expense as it is incurred rather than at the time of the initial sale to the customer. See "Summary of Significant Accounting Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company was required to adopt the new method of accounting for income taxes no later than January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and therefore, possibly the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a material effect on net income for the first six months of 1993. See "Summary of Significant Accounting
Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. The Company was required to adopt the new method of accounting for these benefits no later than January 1, 1993. The adoption of Statement No. 106 resulted in an after-tax charge to net income of $2.7 million and was reported as the cumulative effect of a change in accounting principle in the first quarter of 1993. See "Summary of Significant Accounting
Policies -- Changes in Accounting Principles" -- in Notes to Consolidated Financial Statements.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which must be adopted no later than January 1, 1994. Statement No. 115 requires certain debt and equity securities to be accounted for at market or other specified values. The adoption of Statement No. 115 will not have a significant impact on the Company's financial position or results of operations. See "Certain Investments in Debt and Equity Securities" in Notes to Consolidated Financial Statements.

     As a result of the items described above, the Company reported net income of $43,000 for the second quarter of 1993 and a net loss of $7.6 million for the six months ended June 30, 1993. This compares to income of $2.6 million and $1.9 million for the comparable 1992 periods.

     Financial Position: Actava's working capital was $130.9 million at June 30, 1993 as compared to $176.1 million at December 31, 1992. The decrease reflects the loss incurred by the Company for the six months ended June 30, 1993, repayment by Qualex of long-term debt using cash realized through collections and sales of accounts receivable, the payment of certain sinking fund requirements, and the use of approximately $11.6 million cash in the DP(R) acquisition. The seasonal increase in accounts receivable at Snapper and the increase in inventory at Actava Sports were principally financed by borrowing from working capital lines of credit. Cash and short-term investments at Actava, excluding Qualex, decreased by $6 million in the six month period ended June 30, 1993, to $69.9 million. The primary reason for this decrease was increased inventory at an Actava Sports company financed with the proceeds from the sale of short-term investments. A working capital credit line with a financial institution was finalized in April, 1993, by this company in order to finance future working capital needs. At June 30, 1993, approximately $10 million of Actava's cash and short-term investments were pledged to secure a Snapper credit line and approximately $16.5 million of cash and short-term investments were pledged to support outstanding letters of credit. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreements and the qualification of the assets as collateral as defined in the credit agreements; however, the assets potentially available as collateral are, in the aggregate, $250.4 million.

     For the six month period ended June 30, 1993, cash flows of $46.5 million were provided by operations, while investing activities used $39.5 million of cash and financing activities used $9.2 million of cash. Cash flow provided by income from operations included depreciation of $21.6 million and amortization of $13 million. Investing activities used $39.5 million of cash, including payments for property, plant and equipment (net of disposals) of $29.3 million, payments for purchases of businesses of $21.2 million and net sales of investments of $17.3 million. Financing activities used $9.2 million during the year with borrowings under short-term bank agreements of $13.9 million, net payments of $10.8 million under long-term debt agreements, and payments of dividends by Qualex and the Company of $7.7 million and $3.1 million, respectively.

     Actava's senior long-term debt decreased from $220.4 million at December 31, 1992 to $216.4 million at June 30, 1993. This decrease is primarily attributable to payments made by Qualex.

     Actava's long-term subordinated debt position of $190.8 million at June 30, 1993 is a decrease of $2.8 million from year-end 1992. Subordinated debt is 46.6% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

     The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments.

     Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. In addition, the Qualex credit agreement and the Shareholders' Agreement with Eastman Kodak Company restrict the amount of net assets of Qualex which may be transferred to the Company or Kodak by dividend or other means.

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation (DP(R)) for a net purchase price consisting of $11,629,500 in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase. See "Acquisitions" in Notes to Consolidated Financial Statements. In the future, the Company may add to its existing operations or may consider the addition of another significant business or the sale of one or more of its existing businesses. It is likely that all or a significant portion of Actava's short-term investments would be used if Actava were to make one or more acquisitions.

     The Company, excluding Qualex, had unused borrowing capacity of approximately $89,517,000 at June 30, 1993 under credit agreements which are secured by assets such as accounts receivable or inventory. Management believes that the Company has sufficient cash flow from operations and borrowing capacity to meet its acquisition plans, its operating objectives, capital expenditure needs and its debt maturity requirements.

SUBSEQUENT EVENTS

     The Company has a $31.7 million note receivable with Triton Group Ltd. secured by 4,338,598 shares of the Company Common Stock. During the quarter, the Company and Triton modified the terms of the loan as part of a plan of reorganization filed by Triton under Chapter 11 of the U.S. Bankruptcy Code. The modifications, which become effective June 25, 1993, include: extending the due date of the Loan to April 1, 1997; reducing the interest rate to prime plus
1 1/2% for the first six months following June 25, 1993, prime plus 2% for the next six months, and prime plus 2 1/2% for the remainder of the term of the note; revising the collateral maintenance (margin call) requirements; and providing for release of collateral under certain circumstances. Under the modified agreements, Actava's right of first refusal with respect to any sale by Triton of its Actava Common Stock will continue in effect until the loan is paid off. The Stockholder Agreement was amended to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors as long as Triton continues to own 20% or more of Actava's outstanding Common Stock. On July 19, 1993, Richard C. Nevins, a financial advisor to Triton, was elected as one of Triton's designated members of the Board of Directors of Actava. On July 22, 1993, Triton filed an amendment to its Schedule 13D reporting that it had purchased an additional 75,000 shares of Actava Common Stock, resulting in ownership of 4,413,598 shares (25.03%) of the outstanding Common Stock. Triton has also reported that it is proceeding to retain an investment banking firm to advise Triton with regard to its ownership of Actava stock and alternatives available to Triton to maximize value from the Actava holdings.

     Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would amend or eliminate the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement evidencing Actava's loan to Triton of approximately $31.7 million. The loan commitment was made in November 1991 and is secured by Actava common stock owned by Triton. Actava is the largest and most senior secured Triton creditor. On Monday, August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking preliminary injunction. The motion seeking a preliminary injunction was heard on August 10, 1993, and Triton's motion for preliminary injunction was denied. Accordingly, Triton is required to comply with the current margin call which would require Triton to repay $2,830,938 of principal, pledge certificates of deposit in the amount of $3,538,672 as additional collateral, or transfer 1,380,686 shares of the Company Common Stock as repayment of principal. These margin call provisions will remain in effect at least until September 10, 1993, when a full hearing on Triton's motion to modify its Plan of Reorganization is scheduled. On August 10, 1993, Triton pledged a certificate of deposit in the amount of $2,670,952 in accordance with the margin call requirements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q for the quarter ended June 30, 1993, to be signed on its behalf by the undersigned thereto duly authorized.

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

Date: October 5, 1994