Form 10-Q/A
period 1993-09-30
ACTAVA GROUP INC
filed 1994-10-05
CIK 39547

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

                      For Quarter Ended September 30, 1993

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

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

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

           Common Stock -- 17,635,186 shares as of November 10, 1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                        (In thousands except share data)

                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                 1993              1992
                                                                             -------------     ------------
                                                                              (UNAUDITED)
                                                  ASSETS
CURRENT ASSETS
  Cash.....................................................................   $     8,378       $   20,792
  Short-term investments...................................................        41,354           63,842
  Receivables (less allowances for doubtful accounts of $16,599 in 1993
    and $12,805 in 1992)...................................................       270,745          243,368
  Inventories..............................................................        98,449           63,987
  Prepaid expenses.........................................................        48,546           38,365
  Future income tax benefits...............................................        29,437           45,790
                                                                             -------------     ------------
         TOTAL CURRENT ASSETS..............................................       496,909          476,144
PROPERTY, PLANT AND EQUIPMENT..............................................       476,837          409,330
  Less allowances for depreciation.........................................      (191,678)        (165,720)
                                                                             -------------     ------------
                                                                                  285,159          243,610
NOTES RECEIVABLE FROM TRITON GROUP LTD.....................................        31,726           31,726
OTHER ASSETS...............................................................        33,344           45,754
LONG-TERM INVESTMENTS......................................................        26,419           24,719
INTANGIBLES................................................................       386,307          395,913
                                                                             -------------     ------------
         TOTAL ASSETS......................................................   $ 1,259,864       $1,217,866
                                                                             ============      ============
                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other current liabilities.........   $   240,752       $  225,255
  Notes payable............................................................       114,605           64,795
  Current portion of long-term debt........................................         9,971           10,013
                                                                             -------------     ------------
         TOTAL CURRENT LIABILITIES.........................................       365,328          300,063
DEFERRED INCOME TAXES......................................................        57,050           58,651
LONG-TERM DEBT.............................................................       211,554          220,357
SUBORDINATED DEBT..........................................................       190,429          193,566
MINORITY INTEREST IN PHOTOFINISHING SUBSIDIARY.............................       206,182          205,382
REDEEMABLE COMMON STOCK....................................................        12,000               --
STOCKHOLDERS' EQUITY
  Common Stock (22,767,744 shares in 1993 and 1992)........................        22,768           22,768
  Additional capital.......................................................        45,519           46,362
  Retained earnings........................................................       270,583          292,266
  Less treasury stock -- at cost (6,223,467 shares in 1993 and 1992).......      (121,549)        (121,549)
                                                                             -------------     ------------
                                                                                  217,321          239,847
                                                                             -------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $ 1,259,864       $1,217,866
                                                                             ============      ============

                See Notes to Consolidated Financial Statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                    (In thousands except per share amounts)
                                  (Unaudited)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1993       1992       1993       1992
                                                        --------   --------   --------   --------
NET SALES.............................................  $344,479   $307,585   $921,627   $872,117
Operating Costs and Expenses
     Cost of products sold............................   258,847    205,753    692,383    612,555
     Selling, general and administrative expenses.....    62,520     69,054    184,835    205,279
     Provision for doubtful accounts..................     1,901        988      4,944      1,788
     Provision (reduction) for plant consolidations...       600     (1,590)       646     (1,590)
     Provision (reduction) for settlement of employee
       agreements and related cost....................        --       (558)        --       (558)
                                                        --------   --------   --------   --------
       OPERATING PROFIT...............................    20,611     33,938     38,819     54,643
Interest (expense)....................................   (10,748)   (10,658)   (31,888)   (24,368)
Other income (expense) -- net.........................      (202)     3,459      3,454      4,133
                                                        --------   --------   --------   --------
     INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
       CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE........................     9,661     26,739     10,385     34,408
Income taxes..........................................    11,472     14,683     15,175     19,246
                                                        --------   --------   --------   --------
     INCOME (LOSS) BEFORE MINORITY INTEREST...........    (1,811)    12,056     (4,790)    15,162
Minority interest.....................................    (7,236)    (7,343)    (9,088)    (9,624)
                                                        --------   --------   --------   --------
     INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE........................    (9,047)     4,713    (13,878)     5,538
Cumulative effect of change in accounting principle...        --         --     (2,730)     1,034
                                                        --------   --------   --------   --------
     Net Income (Loss)................................  $ (9,047)  $  4,713   $(16,608)     6,572
                                                        ========   ========   ========   ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
     Before cumulative effect of change in accounting
       principle......................................  $   (.51)  $    .28   $   (.82)  $    .33
     Cumulative effect of change in accounting
       principle......................................        --         --       (.16)       .06
                                                        --------   --------   --------   --------
     Primary and fully diluted........................  $   (.51)  $    .28   $   (.98)  $    .39
                                                        ========   ========   ========   ========
     CASH DIVIDENDS PER COMMON SHARE..................  $    .09   $    .09   $    .27   $    .27
                                                        ========   ========   ========   ========
     AVERAGE COMMON AND COMMON EQUIVALENT SHARES......    17,635     16,544     17,003     16,544
                                                        ========   ========   ========   ========

                See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                 (In thousands)
                                  (Unaudited)

                                                                                 INCREASE (DECREASE) IN
                                                                                          CASH
                                                                                ------------------------
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                ------------------------
                                                                                  1993           1992
                                                                                ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss).............................................................  $ (16,608)    $    6,572
  Cumulative effect of change in accounting principle.........................     (2,730)         1,034
                                                                                ---------     ----------
  Income (Loss) before cumulative effect of change in accounting principle....    (13,878)         5,538
  Items providing cash from operations........................................     33,410         26,510
                                                                                ---------     ----------
         Net Cash Provided by Operating Activities............................     19,532         32,048
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments -- maturities over 90 days.........................    (54,280)       (72,563)
  Sales of investments -- maturities over 90 days.............................     73,289         87,163
  Net sales of other investments -- maturities less than 90 days..............      3,479          3,549
  Payments for property, plant & equipment....................................    (49,710)       (60,026)
  Proceeds from disposals of property, plant & equipment......................     17,573          5,710
  Collections on notes receivable.............................................      1,760          9,141
  Payments for purchases of businesses........................................    (28,311)       (24,765)
  Loans to Triton Group Ltd...................................................         --         (1,426)
  Payments for other intangibles..............................................       (872)        (8,296)
  Other investing activities -- net...........................................     (6,159)         3,152
                                                                                ---------     ----------
         Net Cash (Used) by Investing Activities..............................    (43,231)       (58,361)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under short-term bank agreements.............................     34,900          4,689
  Borrowings under other long-term debt agreements............................        958        810,063
  Payments on long-term debt agreements.......................................    (10,349)      (754,189)
  Payments of subordinated debt...............................................     (1,847)            --
  Cash dividends paid by Qualex to minority interest..........................     (7,714)        (2,986)
  Cash dividends paid by the Actava Group.....................................     (4,663)        (4,467)
                                                                                ---------     ----------
         Net Cash Provided by Financing Activities............................     11,285         53,110
                                                                                ---------     ----------
             INCREASE (DECREASE) IN CASH......................................    (12,414)        26,797
Cash at beginning of year.....................................................     20,792         26,586
                                                                                ---------     ----------
             CASH AT SEPTEMBER 30.............................................  $   8,378     $   53,383
                                                                                =========     ===========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1993 are not necessarily indicative of the results that may be expected for the year ended December 31, 1993.

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

     If the Company were deemed in the future to no longer be in control of Qualex, the Company would cease to consolidate the accounts of Qualex. In that event, the Company would account for its ownership of Qualex by using the equity method of accounting. Such a development would not affect the net income or shareholders' equity of Actava. However, Actava's consolidated total assets, liabilities, sales and costs and expenses would be reduced as they would no longer include the specific accounts of Qualex. If the Company had accounted for Qualex using the equity method for the nine month period ended September 30, 1993, Actava's total assets and liabilities would have been $678,381,000 and $449,060,000, respectively, and sales and total costs and expenses would have been $326,200,000 and $349,046,000, respectively.

TRITON GROUP LTD. LOAN

     The Company has a $31.7 million note receivable with Triton Group Ltd. secured by 4,338,598 shares of the Company Common Stock. Effective June 25, 1993, the Company and Triton modified the terms of the loan as part of a plan of reorganization filed by Triton under Chapter 11 of the U.S. Bankruptcy Code. The modifications include: extending the due date of the Loan to April 1, 1997; reducing the interest rate to prime plus 1 1/2% for the first six months following June 25, 1993, prime plus 2% for the next six months, and prime plus
2 1/2% for the remainder of the term of the note; revising the collateral maintenance (margin call) requirements; and providing for release of collateral under certain circumstances. Under the modified agreements, Actava's right of first refusal with respect to any sale by Triton of its Actava Common Stock will continue in effect until the loan is paid in full. The Stockholder Agreement was amended to permit Triton to

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors as long as Triton continues to own 20% or more of Actava's outstanding Common Stock. On July 19, 1993, Richard C. Nevins, a financial advisor to Triton, was elected as one of Triton's designated members of the Board of Directors of Actava. On July 22, 1993, Triton filed an amendment to its Schedule 13D reporting that it had purchased an additional 75,000 shares of Actava Common Stock, resulting in ownership of 4,413,598 shares (25.03%) of the outstanding Common Stock.

     Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would amend or eliminate the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement. On Monday, August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking a preliminary injunction. The motion seeking a preliminary injunction was heard on August 10, 1993, and was denied. Triton then withdrew its motion to modify its Plan of Reorganization. Therefore, the provisions of the Amended and Restated Loan Agreement continue to remain in effect. On August 19, 1993, the Amended and Restated Loan Agreement was amended to allow Triton to satisfy certain margin call requirements by making deposits to a Collateral Deposit Account in lieu of delivering certificates of deposit. The margin call provisions for principal repayments and transfers of shares of Company Common Stock were not amended. As of November 11, 1993, Triton had complied with all margin call requirements and had deposited $5,217,709 as additional collateral for the loan in the Collateral Deposit Account. The amount required to be deposited in the Collateral Deposit Account can change on a daily basis with changes in the market value of Company Common Stock.

ACQUISITION

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation (DP) for a net purchase price consisting of $11,629,500 in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller with the right to receive additional payments, or additional shares of the Company's Common Stock, depending upon the value of the issued shares over a period of not longer than one year from the purchase. The transaction has been accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

     Effective June 30, 1991, prior to the acquisition of the DP(R) assets by the Company DP(R) had revised the estimated useful lives for all categories of its property, plant and equipment based upon management's expectations of the extended economic benefit. The change in estimated useful lives had the effect of reducing depreciation expense for DP(R) and increasing the net earnings of DP(R). The estimated useful lives were revised pursuant to an analysis of the remaining expected economically beneficial life of the assets by the engineering staff of DP(R), including consultation with another company with similar assets in the same business to determine the productive life experienced for the assets.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

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

                                                                        PRO FORMA
                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                     1993       1992
                                                                   --------   --------
        Sales....................................................  $981,413   $966,199
        Net Income (Loss)........................................   (22,847)       351
        Income (Loss) per share -- primary.......................     (1.30)       .02

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

     During 1993, Qualex has acquired various photofinishing operations including both tangible and intangible assets for an aggregate cash cost of $18,896,000, including $11,400,000 for prepaid expenses. Pro forma information for the 1993 acquisitions by Qualex would not be significantly different from the results reported due to the nature and timing of the acquisitions.

INVENTORIES

     Inventory balances are summarized as follows (in thousands):

                                                          SEPTEMBER 30,   DECEMBER 31,
                                                              1993            1992
                                                          -------------   ------------
        Finished goods and goods purchased for resale...    $  74,649       $ 49,279
        Raw materials and supplies......................       43,676         33,537
                                                          -------------   ------------
                                                              118,325         82,816
                                                          -------------   ------------
        Reserve for LIFO cost valuation.................      (19,876)       (18,829)
                                                          -------------   ------------
                                                            $  98,449       $ 63,987
                                                          =============   ============

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

     DP is in the process of entering into a proposed revolving credit agreement with a financial institution to replace a similar agreement with Westinghouse Commercial Credit Corporation which expires on December 31, 1993. The outstanding balance under the existing agreement was $35,100,000 as of September 30,

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

1993. The replacement agreement would require the Company to fund DP's cash needs which exceed the new agreement's financing limits. At September 30, 1993, such excess cash needs provided under the existing credit agreement were $5,700,000. The replacement facility would be principally secured by certain receivables and inventory of DP and would require compliance with various restrictive financial covenants.

OTHER INCOME (EXPENSE) -- NET

     Other income (expense) is summarized as follows (in thousands):

                                                                 THREE MONTHS       NINE MONTHS
                                                                     ENDED             ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                ---------------   ---------------
                                                                 1993     1992     1993     1992
                                                                ------   ------   ------   ------
Interest and investment income................................  $1,697   $1,703   $6,608   $4,455
Miscellaneous income (expense) -- net.........................  (1,899)   1,756   (3,154)    (322)
                                                                ------   ------   ------   ------
                                                                $ (202)  $3,459   $3,454   $4,133
                                                                ======   ======   ======   ======

     Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense) -- net. The early payment interest credit expense was $819,000 and $364,000 for the three month periods ended September 30, 1993 and 1992, respectively, and $2,597,000 and $2,631,000 for the nine month periods ended September 30, 1993 and 1992, respectively.

INCOME TAXES

     Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. In accordance with Federal tax regulations, the Company cannot file a consolidated income tax return with Qualex. Qualex generally has an annual book effective tax rate which exceeds statutory rates primarily due to the amortization of goodwill which is not deductible for tax purposes. The Company's other businesses may have an annual effective tax rate which is above or below statutory rates. As the Company does not file a consolidated tax return with Qualex, the percentage of Actava's consolidated income composed of Qualex's income, as opposed to Actava's other businesses, can cause Actava's consolidated book tax provision to be above or below statutory rates and vary from quarter to quarter and year to year. For the nine month period ended September 30, 1993, the Company's consolidated book tax provision exceeds consolidated income before taxes because Qualex's income tax expense and the Company's consolidated income tax expense are calculated independently while income before taxes is consolidated for financial reporting. For the nine month period ended September 30, 1993, the Company's consolidated effective tax rate has increased as compared to comparable prior periods because Qualex's income tax expense and the Company's consolidated income tax expense are calculated independently while income before taxes is consolidated for financial reporting and the Company, excluding Qualex, is not able to recognize a tax benefit for its losses due to limitations from prior period recognition.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

     Statement No. 109 requires certain disclosures which relate to deferred tax liabilities and assets; however, since income tax expense for interim financial statements is based on an estimated annual effective rate, these disclosures may be as of the date of adoption. Therefore significant components of the Company's deferred tax liabilities and assets as of January 1, 1993, are as follows (in thousands):

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
                                                                                 =======

     The Company has not recognized a valuation allowance for deferred tax assets because management will utilize tax planning strategies to prevent the expiration of net operating losses, including the sale of a subsidiary such as Qualex or the assets of a division such as Snapper. The increase in corporate tax rates from 34% to 35% for taxable income exceeding $10,000,000 in the recently enacted Revenue Reconciliation Act of 1993 is not expected to have a material effect on the Company's results of operations.

REDEEMABLE COMMON STOCK

     Redeemable common stock represents 1,090,909 shares of common stock which were issued in the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. These shares are subject to a right of redemption at the option of the holder with an exercise date, as amended on August 17, 1994, of February 7, 1995.

LITIGATION

     In 1991, three lawsuits were filed against the Company, certain of the Company's current and former directors and Triton Group, Ltd., formerly Intermark, Inc., which owns approximately 25% of the Company's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against the Company, Triton Group, Ltd. and its directors, and costs of suit and attorneys' fees. The other two complaints alleged, among other things, that members of the Company's Board of Directors contemplate either a sale, a merger, or other business combination involving Triton Group, Ltd. and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991. Management currently believes the actions will not materially affect the operations or financial position of the Company.

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

     Photofinishing sales increased $1.4 million or .6% in the third quarter of 1993 as compared to the same 1992 quarter due primarily to income from classifying former microlab operating leases to financing leases as a result of the expiration of early cancellation periods for such leases. Sales for the nine months ended September 30, 1993 increased, due to the third quarter lease reclassifications and an overall increase in equivalent prints processed, by $3.5 million or .6%, in comparison to the same nine month period of 1992. Although sales increased, per print price continued to decline, resulting in a decrease in gross profit as a percent of sales from 35.5% for the third quarter of 1992 to 31.5% for the third quarter of 1993 and from 32.3% for the nine months ended September 30, 1992 as compared to 29.3% for the same 1993 period. Gross profit decreased by $8.8 million and $16.9 million for the quarter and year-to-date, respectively. Selling, general and administrative expenses decreased by $8.9 million or 17.9% for the third quarter of 1993 from the same 1992 period primarily as a result of benefits derived from the restructuring programs implemented in 1992. These expenses decreased by $19.7 million or 13.5% for the year-to-date period for the same reasons and reduced vacation accrual expense due to changes in the personnel policy related to vacation benefits for 1993. A provision for plant relocation and consolidation of $600,000 was made in the third quarter of 1993 and $1.4 million for the year-to-date period. Qualex had operating income of $31 million in the third quarter of 1993 compared to operating income of $33.3 million for the third quarter of 1992, a $2.2 million, or 6.5%, decrease. Operating income for the nine months ended September 30, 1993 was $46.6 million compared to $47 million for the same 1992 period; a $400,000, or .8%, decrease.

     Management anticipates lower pricing trends in the wholesale photofinishing industry for the remainder of 1993. However, improved product mix, gains on the sale of certain microlab leases and continuing consolidations of plant facilities and administrative offices are expected to offset the effects of lower pricing.

     Lawn and Garden: Snapper's sales to distributors decreased by $4.9 million, or 12.6%, for the third quarter of 1993 in comparison to the third quarter of last year as Snapper continued to balance production to estimated retail sales by reducing production and shipments to distributors in the third quarter. Sales for the nine month period ended September 30, 1993 were $177 million, a decrease of 2.2% from the same period last year. Gross profit as a percentage of sales decreased for both the second quarter of 1993 and the nine month period ended September 30, 1993 as compared to the same prior year periods. This decrease was from 32.8% to 10.2% for the third quarter and, for year-to-date, from 26.7% to 17.5%. Gross profit in dollars decreased for both the third quarter of 1993 and the nine month period ended September 30, 1993, as compared to the prior year periods. This decrease was from $12.8 million to $3.5 million for the third quarter and from $48.4 million to $31 million for year-to-date. These decreases resulted from continuing manufacturing problems such as unfavorable manufacturing variances and cost over-runs for newly introduced products. The start-up costs, overall product mix and delays associated with these new products negatively impacted Snapper's cost of sales. In addition, because Snapper's new Blackhawk(TM) line of mowers is a lower price-point and margin product than the Snapper(TM) brand line, per unit gross margin has been lower when compared to last year's margins in part because Blackhawk(TM) was 16% of the product mix. As sales were down for the third quarter of 1993, selling, general and administrative expenses, including sales volume related expenses such as co-operative advertising, decreased by 12.8% for the quarter, while year-to-date selling, general and administrative expenses decreased by 14.6%. Income of $760,000 was provided by reducing a reserve for plant relocation and consolidation, in recognition of finalizing a plant closing. The decreased gross profit, partially offset by reduced selling, general and administrative expenses, resulted in an operating loss of $7.6 million at Snapper in the third quarter of 1993 as compared to a profit of $45,000 in the third quarter of 1992. The 1993 year-to-date operating results decreased by $10.8 million when compared to the same 1992 period, from an operating profit of $8 million to an operating loss of $2.8 million. Snapper will further reduce production and shipment to distributors in the fourth quarter of 1993 to match estimated retail sales. This will result in Snapper recording a net loss for the fourth quarter and the year.

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

     Sporting Goods: Sales for Actava Sports increased by $40.4 million, or 103.1%, for the third quarter of 1993 and by $50 million, or 50.5%, for year-to-date when compared to the same 1992 periods. This increase is primarily due to the acquisition of Diversified Products Corporation (DP) in June, 1993. In addition to the increase resulting from the acquisition, sales increased for all Actava Sports companies for both the quarter and year-to-date. Gross profit as a percent of sales decreased from 19.3% to 11.9% for the third quarter of 1993 but gross profit in dollars increased from $7.6 million to $9.5 million, 25.1%, when compared to the 1992 third quarter. Also, for 1993 year-to-date, gross profit percentage decreased from 20.1% to 16.1% while gross profit increased from $19.9 million to $24 million, or 20.4%, when compared to the same 1992 period. Selling, general and administrative expenses increased by $4.4 million for the third quarter of 1993 as compared to the same quarter of 1992, from $5.3 million to $9.7 million. This was due to $4 million of DP expense for the quarter. The year-to-date selling, general and administrative expenses increased from $14.8 million to $21.3 million, or 43.4%, primarily due to expenses of $4.9 million for DP. Operating profit for the third quarter of 1993 compared to 1992 decreased from a $2.2 million profit to a $222,000 loss, while the year-to-date decrease was $2.3 million, from $5 million to $2.7 million. The decreases in operating profit are primarily attributable to DP, which recorded a loss for the third quarter due to the cautious retail environment and production problems caused by late delivery of electronic components for treadmill equipment. Management expects DP to incur a loss for the six month period ending December 31, 1993, which is subsequent to the acquisition of DP by Actava. Actava announced on October 26, 1993, that a new President and Chief Executive Officer had been appointed for DP.

     Consolidated Operations: The Company's consolidated sales increased $37 million, or 12%, in the third quarter of 1993 as compared to the third quarter of 1992 and by $49.5 million, or 5.7%, for the year-to-date periods principally because of the acquisition of DP. Gross profit as a percentage of sales for the third quarter of 1993 of 24.9% is a decrease from 33.1% for the comparable 1992 quarter while gross profit dollars decreased by $16.2 million. Gross profit decreased by $30.3 million, or 11.7%, from $259.6 million to $229.2 million for 1993 year-to-date as compared to 1992. This is primarily due to gross profit declines suffered by Snapper. Selling, general and administrative expenses also decreased for both the quarter and year-to-date. The reductions in selling, general and administrative expenses are primarily attributable to the favorable reductions achieved by Qualex and Snapper in the third quarter of 1993 as well as for year-to-date.

     Interest expense for the third quarter of 1993 of $10.7 million is equivalent to the $10.7 million for the third quarter of 1992 and year-to-date interest expense of $31.9 million is an increase of $7.5 million over the prior year period. This increase is primarily attributable to higher average borrowings at both Qualex and Snapper. The increased borrowing resulted from the Qualex $200 million Senior Note private placement completed in the second quarter of 1992 and the revolving credit facilities established to provide working capital for Snapper and the Actava Sports companies. These credit lines have substantially reduced subsidiary reliance on Actava for working capital needs.

     Other income (net of other deductions) decreased by $3.7 million in the third quarter and decreased by $679,000 for the nine month period ended September 30, 1993 when compared to the same period of 1992. This is primarily the result of changes in investment income and asset sales at Qualex.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company was required to adopt the new method of accounting for income taxes no later than January 1, 1993. Statement No. 109 affects the manner and rates at which deferred income taxes are reflected on the balance sheet and therefore, possibly the amount of taxes reflected in the statement of operations. The adoption of Statement No. 109 did not result in a material effect on net income for the first nine months of 1993. See "Summary of Significant Accounting
Policies -- Changes in Accounting Principles" in Notes to Consolidated Financial Statements.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postretirement Benefits:. Statement No. 112 requires the recognition of the cost of benefits to be provided after employment, but before retirement, in the financial statements over an employee's active working career. The adoption of Statement No. 112 will not result in a material impact on the Company's financial statements when reported. SEE "POSTEMPLOYMENT BENEFITS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

     As a result of the items described above, the Company reported a net loss of $9 million for the third quarter of 1993 and a net loss of $16.6 million for the nine months ended September 30, 1993. This compares to income of $4.7 million and $6.6 million for the comparable 1992 periods. Management anticipates that a consolidated loss will also be recorded for the fourth quarter of 1993 and for the full year.

     Financial Position: Actava's working capital was $131.6 million at September 30, 1993 as compared to $176.1 million at December 31, 1992. The decrease reflects the loss incurred by the Company for the nine months ended September 30, 1993, repayment by Qualex of long-term debt using cash realized through collections and sales of accounts receivable, the payment of certain sinking fund requirements, and the use of approximately $11.6 million of cash in the DP(R) acquisition. The seasonal increase in accounts receivable at Snapper and the increase in inventory at Actava Sports were principally financed by borrowing from working capital lines of credit.

     Cash and short-term investments at Actava, excluding Qualex, decreased by $26.2 million in the nine month period ended September 30, 1993, to $49.7 million. The primary reasons for this decrease were the cash requirements for the DP acquisition, including a $5 million equity contribution by Actava to DP which was used to pay operating expenses, and increased inventory at most Actava companies as the third and fourth quarter selling seasons occur. At September 30, 1993, approximately $7 million of Actava's cash and short-term investments were pledged to secure a Snapper credit line and approximately $17.3 million of cash and short-term investments were pledged to support outstanding letters of credit. This pledge of $17.3 million may increase by approximately $3 million in December, 1993.

     For the nine month period ended September 30, 1993, consolidated cash flows of $19.5 million were provided by operations, investing activities used $43.2 million of cash, and financing activities provided $11.3 million of cash. Cash flow provided by income from operations included depreciation of $32.7 million and amortization of $19.6 million. Investing activities used $43.2 million of cash, including payments for property, plant and equipment (net of disposals) of $32.1 million, payments for purchases of businesses of $28.3 million, including the acquisition of DP(R), and net sales of investments of $22.5 million. Financing activities provided $11.3 million during the year with borrowings under short-term bank agreements of $34.9 million, net payments of $9.4 million under long-term debt agreements, payments of subordinated debt of $1.8 million, and payments of dividends by Qualex and the Company of $7.7 million and $4.7 million, respectively.

     Actava's senior long-term debt decreased from $220.4 million at December 31, 1992 to $211.6 million at September 30, 1993. This decrease is primarily attributable to payments made by Qualex and the termination of capitalized lease obligations for Snapper.

     Actava's long-term subordinated debt position of $190.4 million at September 30, 1993 is a decrease of $3.1 million from year-end 1992. Subordinated debt is 47.5% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

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

     On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller with the right to receive additional payments of cash, or additional shares of Company Common Stock, depending upon the value of the issued shares over a period of not longer than one year from the purchase. See "Acquisitions" in Notes to Consolidated Financial Statements. The agreement gives the seller the right under certain circumstances, to require the Company to purchase the 1,090,909 shares issued to the seller in connection with the acquisition (the "Acquisition Shares") at a price equal to $11.00 per share. This right may be exercised after December 31, 1993, if there is any amount outstanding under a revolving credit facility with Westinghouse Commercial Credit Corporation ("Westinghouse Credit"). DP has received a proposal from a financial institution to replace its revolving credit facility with Westinghouse Credit prior to December 31, 1993. The amount outstanding under such facility as of November 11, 1993, was approximately $47.8 million. See "Notes Payable" in Notes to Consolidated Financial Statements. If the revolving credit facility with Westinghouse Credit is replaced prior to December 31, 1993, as expected, then the right of the seller to receive additional payments of cash or additional shares of Company Common Stock becomes exercisable after June 8, 1994. In the event that a registration statement under the Securities Act of 1933, as amended, is in effect with respect to the Acquisition Shares, the Company may require the seller to sell the Acquisition Shares to purchasers other than the Company and pay to the seller the difference between the price received and $11.00 per share. The Company may elect to pay this amount in cash or in additional shares of Company Common Stock. The Company has filed a Registration Statement under the Securities Act of 1933, as amended, with respect to the Acquisition Shares and expects that it will be effective on or before December 31, 1993. Any additional payment required to be made pursuant to this agreement will be accounted for as additional purchase price paid for the assets of DP and will be allocated to the acquired assets in accordance with their fair market value at the date of the acquisition. In connection with the replacement of DP's credit facility, the Company will be required to fund the cash needs of DP in excess of the financing limits under the new credit facility. The amount of DP's excess cash needs as of September 30, 1993, was approximately $5.7 million. The Company will be required to provide the necessary excess funding to DP before DP's new credit facility can be completed in December, 1993, as planned.

     On September 30, 1993, the Company, excluding its subsidiaries and Snapper, had $25.2 million of unrestricted cash and short-term investments. The Company uses its existing cash and short-term investments, as well as dividends from its subsidiaries, to provide for items such as operating expense payments, debt service, and dividend payments to shareholders. The Company's subsidiaries, excluding Qualex, had unused borrowing capacity of approximately $49.8 million at September 30, 1993 under credit agreements secured by assets such as accounts receivable and inventory. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreements and the qualification of the assets as collateral as defined in the credit agreements; however, the assets potentially available as collateral are, in the aggregate, $272.4 million. Such subsidiaries, however, are restricted by financial covenants in their credit agreements from paying the Company more than 70% of their net income as dividends. Qualex is subject to a similar restriction under its credit agreements and is also subject to the change of control provisions in the

Shareholders' Agreement between the Company and Kodak. These changes of control provisions could have the effect of eliminating the Company's ability to control the payment of dividends by Qualex. If existing cash and dividends from subsidiaries are not sufficient to meet its cash requirements, the Company will seek to generate additional cash by selling or pledging certain assets, including the Snapper Division, and will consider options to reduce its cash expenditures.

SUBSEQUENT EVENTS

     As of October 6, 1993, Qualex entered into an Agreement of General Partnership with JVQ Capital One, Inc. for the purpose of acquiring, owning, holding, leasing, and selling on-site microlab equipment. In the future, Qualex intends to sell to this partnership qualifying leases of microlab equipment with the result that Qualex will record income upon the sale of the lease rather than over the life of the lease. Qualex will continue to service the equipment under an agreement with the lessee of the equipment and will pay fees for management and leasing services to the parent corporation of JVQ Capital One, Inc., a general partner.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-Q for the quarter ended September 30, 1993, to be signed on its behalf by the undersigned thereto duly authorized.

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