Form 10-Q/A
period 1994-03-31
ACTAVA GROUP INC
filed 1994-10-05
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED MARCH 31, 1994

                                       OR

            / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM                     TO
                             ---------------------
                         COMMISSION FILE NUMBER 1-5706
                             ---------------------
                             THE ACTAVA GROUP INC.
             (Exact name of registrant as specified in its charter)
                             ---------------------

                  DELAWARE                                      58-0971455
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
4900 GEORGIA-PACIFIC CENTER, ATLANTA, GEORGIA                      30303
   (Address of principal executive office)                      (ZIP Code)

                                  404/658-9000
               Registrant's telephone number, including area code

Former name, former address and former fiscal year, if changed since last report
                                 NOT APPLICABLE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1994 -- 17,635,186 shares of Common Stock.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       MARCH 31,    DECEMBER 31,
                                                                          1994          1993
                                                                       ----------   ------------
                                                                       (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
  Cash...............................................................  $   11,684    $   18,770
  Short-term investments.............................................      30,418        29,635
  Receivables (less allowances for doubtful accounts of $9,937 in
     1994 and $10,227 in 1993).......................................     277,872       276,018
  Current portion of notes receivable................................       5,000            --
  Inventories........................................................      99,188       108,439
  Prepaid expenses...................................................      43,361        43,809
  Future income tax benefits.........................................      35,371        32,434
                                                                       ----------   ------------
          TOTAL CURRENT ASSETS.......................................     502,894       509,105
PROPERTY, PLANT AND EQUIPMENT........................................     462,725       474,235
  Less allowances for depreciation...................................    (191,679)     (198,881)
                                                                       ----------   ------------
                                                                          271,046       275,354
NOTES RECEIVABLE FROM TRITON GROUP LTD...............................      20,476        26,726
OTHER ASSETS.........................................................      60,721        50,702
LONG-TERM INVESTMENTS................................................      27,456        26,611
INTANGIBLES..........................................................     390,243       386,626
                                                                       ----------   ------------
          TOTAL ASSETS...............................................  $1,272,836    $1,275,124
                                                                        =========    ==========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable, accrued expenses and other current liabilities.....  $  251,289    $  263,883
Notes Payable........................................................     147,742       135,114
Current portion of long-term debt....................................       6,453         6,665
                                                                       ----------   ------------
          TOTAL CURRENT LIABILITIES..................................     405,484       405,662
DEFERRED INCOME TAXES................................................      56,564        56,715
LONG-TERM DEBT.......................................................     248,336       220,887
SUBORDINATED DEBT....................................................     187,671       190,551
MINORITY INTEREST IN PHOTOFINISHING SUBSIDIARY.......................     190,586       205,395
REDEEMABLE COMMON STOCK..............................................      12,000        12,000
STOCKHOLDERS' EQUITY
  Common Stock (22,767,744 shares in 1994 and 1993)..................      22,768        22,768
  Additional capital.................................................      46,362        46,362
  Retained earnings..................................................     224,614       236,333
  Less treasury stock -- at cost (6,223,467 shares in 1994 and
     1993)...........................................................    (121,549)     (121,549)
                                                                       ----------   ------------
                                                                          172,195       183,914
                                                                       ----------   ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $1,272,836    $1,275,124
                                                                        =========    ==========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
                                                                             (UNAUDITED)
NET SALES............................................................  $303,678       $263,887
Operating costs and expenses
  Cost of products sold..............................................   256,713        202,485
  Selling, general and administrative expenses.......................    60,613         63,046
  Provision for doubtful accounts....................................       824            859
                                                                       --------       --------
          OPERATING LOSS.............................................   (14,472)        (2,503)
Interest (expense)...................................................   (11,308)       (10,129)
Other (expense) -- net...............................................      (457)        (1,733)
                                                                       --------       --------
          LOSS BEFORE INCOME TAXES, MINORITY INTEREST AND CUMULATIVE
            EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.................   (26,237)       (10,899)
Income taxes (benefit)...............................................    (8,980)        (5,839)
                                                                       --------       --------
          LOSS BEFORE MINORITY INTEREST..............................   (17,257)        (5,060)
Minority interest....................................................     4,584          1,860
                                                                       --------       --------
          LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
            PRINCIPLE................................................  $(12,673)        (3,200)
Cumulative effect of change in accounting principle..................        --         (4,404)
                                                                       --------       --------
          NET LOSS...................................................  $(12,673)      $ (7,604)
                                                                       ========       ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Before cumulative effect of change in accounting principle.........  $   (.72)      $   (.19)
  Cumulative effect of change in accounting principle................  $     --       $   (.27)
                                                                       --------       --------
  Primary and fully diluted..........................................  $   (.72)      $   (.46)
                                                                       ========       ========
          CASH DIVIDENDS PER COMMON SHARE............................        --       $    .09
                                                                       ========       ========
          AVERAGE COMMON AND COMMON EQUIVALENT SHARES................    17,635         16,544
                                                                       ========       ========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       INCREASE (DECREASE) IN
                                                                                CASH
                                                                       -----------------------
                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       -----------------------
                                                                         1994           1993
                                                                       --------       --------
                                                                            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss...........................................................  $(12,673)      $ (7,604)
  Cumulative effect of change in accounting principle................        --          4,404
                                                                       --------       --------
  Loss before cumulative effect of change in accounting principle....   (12,673)        (3,200)
  Items not providing cash from operations...........................   (13,450)       (20,724)
                                                                       --------       --------
          Net Cash Used by Operating Activities......................   (26,123)       (23,924)
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments (maturities over 90 days).................   (29,572)       (33,452)
  Sales of investments (maturities over 90 days).....................    21,546         51,881
  Net sales of other investments (maturities less than 90 days)......     7,243          2,891
  Payments for property, plant & equipment...........................    (7,344)        (6,523)
  Proceeds from disposals of property, plant & equipment.............       376            241
  Collections on notes receivable....................................     1,473            332
  Payments for purchases of businesses...............................        --         (8,842)
  Payments from Triton Group Ltd.....................................     1,250             --
  Other investing activities -- net..................................    (2,575)        (4,425)
                                                                       --------       --------
          Net Cash Provided (Used) by Investing Activities...........    (7,603)         2,103
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under short-term bank agreements....................    12,628         30,837
  Borrowings under other long-term debt agreements...................    48,000            986
  Payments on long-term debt agreements..............................   (20,763)        (2,817)
  Payments of subordinated debt......................................    (3,000)        (1,536)
  Cash dividends paid by Qualex to minority interest.................   (10,225)        (7,714)
  Cash dividends paid by The Actava Group............................        --         (1,489)
                                                                       --------       --------
          Net Cash Provided by Financing Activities..................    26,640         18,267
                                                                       --------       --------
          DECREASE IN CASH...........................................    (7,086)        (3,554)
Cash at beginning of year............................................    18,770         20,792
                                                                       --------       --------
          CASH AT MARCH 31...........................................  $ 11,684       $ 17,238
                                                                       ========       ========

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

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

INVENTORIES

     Inventory balances are summarized as follows (in thousands):

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1994          1993
                                                                    ---------   -------------
    Finished goods and goods purchased for resale.................  $  75,993     $  82,559
    Raw materials and supplies....................................     43,768        46,018
                                                                    ---------   -------------
                                                                      119,761       128,577
    Reserve for LIFO cost valuation...............................    (20,573)      (20,138)
                                                                    ---------   -------------
                                                                    $  99,188     $ 108,439
                                                                     ========    ==========

     Work in process is not considered significant.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

OTHER INCOME (EXPENSE) -- NET

     Other income (expense) is summarized as follows (in thousands):

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                      1994          1993
                                                                     -------       -------
    Interest and investment income.................................  $ 1,353       $ 2,906
    Miscellaneous (expense) -- net.................................   (1,810)       (1,173)
                                                                     -------       -------
                                                                     $  (457)      $ 1,733
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

REDEEMABLE COMMON STOCK

     Redeemable common stock represents 1,090,909 shares of common stock which were issued in the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. These shares are subject to a right of redemption at the option of the holder with an exercise date of February 7, 1995.

LITIGATION

     On February 18, 1994, Photographic Concepts Inc. ("PCI"), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other dispute involving events occurring on or before June 22, 1987.

     The DOJ alleges that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgement and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. Although the DOJ has previously asserted damages that would total approximately $3,500,000 plus penalties (which could result in trebled damages), if the case was adversely determined on each of a number of disputed issues as to liability and damages, management believes that the range of possible damages is from zero to $4,000,000. Management believes that American Seating has meritorious defenses to the allegations and does not expect the Company to incur any material liability as a result of this suit.

     Actava is a defendant in various other legal proceedings. However, the Company is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of the Company.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

     In January 1992, Qualex entered into an agreement whereby it sells an undivided interest in a designated pool of trade accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold, initially set at $50,000,000, was increased to $75,000,000 in August 1992. As collections reduce the pool of sold accounts receivable, Qualex sells participating interests in new receivables to bring the amount sold up to the desired level. At March 31, 1994 and 1993, the uncollected balance of receivables sold amounted to $59,000,000 and $40,000,000, respectively. The proceeds are reported as operating cash flows in the statement of cash flows and a reduction of receivables in Qualex's balance sheet. Total proceeds received by Qualex during the first quarter were $133,500,000 for 1994 and $70,000,000 for 1993. There has been no adjustment to the allowance for doubtful accounts because Qualex has retained substantially the same risk of credit loss as if the receivables had not been sold. Qualex pays fees based on the purchaser's level of investment and borrowing costs. During the first quarter of 1994 and 1993, Qualex recorded $580,000 and $381,000, respectively, of these fees as other expenses.

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

     Photofinishing sales decreased $15.8 million or 9.6% to $148.4 million in the first quarter of 1994 as compared to $164.2 million for the same period in 1993 due primarily to the effect of extreme weather conditions, particularly in the Northeast, on print volume during January and February. As sales decreased and per print price declines continued, gross profit as a percent of sales decreased to 13.3% in 1994 in comparison to 24.7% in 1993 and gross profit dollars decreased by $20.9 million, or 51.4%. Per print price decreases occurred due to price reductions offered by competitors and the associated demand for similar prices from the customers of Qualex. The decrease in gross profit, however, was partially offset by decreases in selling, general and administrative expenses as a result of decreases associated with sales related expenses such as advertising. Selling, general and administrative expenses decreased from $44.2 million in 1993 to $33.3 million in 1994, a $10.9 million decrease. The photofinishing industry is very seasonal, with the first quarter of each year being the lowest volume quarter, which in some cases results in a loss. As a result of these factors, Qualex incurred an operating loss of $14.0 million in the first quarter of 1994 compared to a loss of $4.0 million experienced in the first quarter of 1993.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

     Management anticipates that additional business volume and price reductions from major suppliers will continue to offset pricing pressures in the wholesale photofinishing industry. However, the relative effect of these items will continue to be impacted by market changes.

     Lawn and Garden: Snapper's sales to distributors increased by $6.0 million, or 8.8%, to $74.7 million for the first quarter of 1994 from $68.7 million for the same period last year. This sales increase is primarily due to increased orders from distributors in anticipation of increased sales to consumers during the 1994 selling season. Snapper's gross profit increased by $2.6 million, or 18.4%, to $16.7 million for the first quarter of 1994 from $14.1 million for the same period last year. The gross profit increase is primarily due to the lack of new product introductions in 1994, as the start-up costs and low per unit price margins for the 1993 new products were not experienced in 1994. Snapper also improved its gross profit by achieving greater manufacturing efficiencies on its traditional product lines during the first quarter of 1994 as compared to the same 1993 quarter. Selling, general and administrative expenses increased by $2.5 million, or 21.2%, to $14.0 million for the first quarter of 1994 from $11.5 million for the comparable 1993 quarter, due to special promotions and the effect of higher first quarter 1994 sales on sales volume related expenses such as advertising.

     The $2.6 million increase in gross profit was offset by a $2.5 million increase in selling, general and administrative expenses which resulted in a $142,000 increase in Snapper's operating profit for the first quarter of 1994 over the same 1993 quarter. Operating profit experienced in the 1994 quarter was $2.7 million, a 5.5% increase over the 1993 quarter operating profit of $2.6 million.

     Sporting Goods: Sales at Actava Sports increased by $49.5 million or 159.5% to $80.6 million in the first quarter of 1994 as compared to $31.1 million for the same period in 1993. This increase is primarily due to sales of $48.2 million recorded by DP, which was acquired by the Company in June 1993. Actava Sports, excluding DP, experienced an increase in first quarter sales of $1.3 million, a 4.2% increase, from $31.0 million for 1993 to $32.3 million for 1994.

     Gross profit increased by $3.8 million, or 56.7% from $6.7 million for the 1993 first quarter to $10.5 million for the first quarter of 1994, primarily due to the gross profit of $4.1 million experienced by DP. The gross profit of Actava Sports, excluding DP, remained stable from the first quarter of 1993 to the comparable 1994 quarter as it decreased by $248,000. Selling, general and administrative expenses increased from $5.3 million to $9.7 million for the first quarter of 1993 and 1994, respectively. This $4.4 million increase is primarily due to $4.0 million of selling, general and administrative expenses experienced by DP. The Actava Sports operating profit for the first quarters of 1994 and 1993 was $863,000 and $1.4 million, respectively. The 1994 first quarter operating profit for DP was $118,000; therefore, Actava Sports, excluding DP, experienced a decrease in operating profit of $745,000 from the comparable 1993 period.

     Consolidated Operations: Actava's consolidated sales increased $39.8 million or 15.1% in the first quarter of 1994 as compared to the first quarter of 1993, principally because of the sales of DP, which was acquired in June 1993. Gross profit as a percentage of sales for the first quarter of 1994 of 15.5% is a decrease of 7.8% from the comparable 1993 quarter while gross profit dollars decreased by $14.4 million. Selling, general and administrative expenses also decreased by $3.9 million for these periods and included a provision of $1.3 million for the settlement of employee severance agreements. The $1.3 million provision was accrued in accordance with FAS 112 when it became probable that the postemployment benefit agreement for the then Chief Executive officer of the Company would become effective. The decline in gross profit was principally due to the performance at Qualex.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

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

     The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments. The fair value of the currency swap as of March 31, 1994 and December 31, 1993 was approximately $13.0 million and $10.8 million, respectively; however, this is subject to change as domestic interest rates, foreign currency markets, and debt service payments made are determining factors.

     Actava's subordinated debt position, including the current portion, of $191.4 million at March 31, 1994 is a decrease of $2.9 million from year-end 1993. Subordinated debt is 43.3% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

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

     In November 1991, the Company entered into a Loan Agreement with its then 25.0% stockholder, Triton Group Ltd. ("Triton"), whereby Triton could borrow up to $32.0 million from the Company secured by the stock in the Company owned by Triton (the "Triton Loan"). The Triton Loan Agreement was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until final maturity in April 1997. In December 1993, Triton and Actava entered into a further amendment to the Loan Agreement pursuant to which Triton made a principal payment of $5.0 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. Triton has announced that it is seeking to make arrangements to prepay the remaining balance due under the Triton Loan and has obtained a bank commitment, subject to certain conditions, that would enable Triton to repay its obligations in full. Triton has also announced, however, that it may seek to impose additional requirements on Actava as a condition to Triton's repayment of the loan. As of March 31, 1994 the outstanding balance under the Triton Loan was $25.5 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

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