Form 10-K/A
period 1993-12-31
ACTAVA GROUP INC
filed 1994-10-07
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 3



                            (MARK ONE)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               FOR THE TRANSITION PERIOD FROM                TO

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. [ ]

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

ENVIRONMENTAL PROTECTION


     Actava's manufacturing and processing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not materially affected, and is not expected to have a material effect on, Actava's competitive position, financial condition or results of operations. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1993, and are not expected to be material in future years for compliance relating to facilities owned by Actava in 1993. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $300,000 for all three sites. The Company is participating with the Federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. The Company has been advised by the Ohio agency that remediation costs for the site may be as much as $1.7 million; however, at this time the Company's share of these costs, if any, cannot be reasonably estimated. DP is also complying with various requirements under a compliance order under the Resource Conservation Recovery Act as administered by the State of Alabama. A reserve of approximately $1.5 million has been established for expected clean-up costs by DP. This estimate was based on discussions with legal counsel, a feasability study performed by an environmental engineering company commissioned by the Company and a review of the compliance order as administered by the State of Alabama.


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


     The owned lawn and garden manufacturing plant is located in Georgia. The leased lawn and garden distribution facility is also located in Georgia and is subject to a lease which terminates in 1994 with a five-year option. The photofinishing processing plants are located in Alabama, Alaska, Arizona, California, Colorado, Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, North Carolina, North Dakota, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia and Washington. The photofinishing retail photographic stores are located in Georgia, North Carolina, Pennsylvania, South Carolina, Virginia and Wisconsin. There are 3, 6, 5, 7, 3, and 12 leased photofinishing facilities with terminations of 1994, 1995, 1996, 1997, 1998 and post-1998, respectively. The sporting goods distribution facilities are located in California, Kansas, Kentucky and North Carolina with lease terminations of 1998, 1999, 1996 and 1994, respectively. The sporting goods manufacturing plant is located in Alabama.


     The management of Actava believes that its various facilities have productive capacity sufficient to meet its current and anticipated production needs and are, in general, reasonably well utilized. In addition, Actava owns or leases miscellaneous real estate, offices and warehouse facilities, machinery and equipment at various locations which are not currently utilized in Actava's current operations and are, or may be, offered for sale or other disposal. The properties are generally from the divestiture of former subsidiaries and are not material individually or in the aggregate.


ITEM 3.  LEGAL PROCEEDINGS.

  Qualex

     On February 18, 1994, Photographic Concepts Inc. (PCI), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic Concepts, Inc.
v. Qualex, Inc., Civil Action No. 1:94-CV-00081. PCI's claims arise out of allegations that Qualex entered into and then breached an agreement with PCI relating to the marketing of on-site microlab photofinishing services. During 1993, Qualex's microlab business resulted in $33.3 million in revenues and $7.3 million in gross profits, and Qualex expects such business to increase in the future. PCI alleges, among other things, that Qualex breached an agreement to purchase an interest in PCI, violated a confidentiality agreement with PCI, and misappropriated trade property and other information from PCI. PCI is seeking an injunction against Qualex's alleged use and misappropriation of PCI's allegedly confidential and proprietary trade methods and techniques, an accounting for and payment over to PCI of Qualex's profits from such alleged use and misappropriation, unspecified consequential and punitive damages and attorneys' fees and other costs of litigation. Qualex is currently gathering the information and documents necessary to file its response to PCI's Complaint. That response must be filed by April 25, 1994. Qualex intends to defend the case vigorously, but the Company is unable to determine the probable impact of the suit at this early stage in the proceeding.

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


     The DOJ alleges that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. The DOJ has asserted damages against American Seating of approximately $3.5 million. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10 million. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, the lawsuit could have a material effect on the results of operations and financial condition of the Company. Management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this suit.


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

                                    PART II

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

CONSOLIDATED CONTINUING OPERATIONS

     The Company's consolidated sales for 1993 increased $92.4 million, or 8.0% from 1992 principally because of the acquisition of DP. Gross profit as a percentage of sales for 1993 of 22.9% is a decrease from 29.2% while gross profit dollars decreased by $52.1 million to $283.7 million. This is primarily due to gross profit declines suffered by Snapper and Qualex, but partially offset by an increase in gross profits by Actava Sports companies. The Snapper gross profit decline is primarily attributable to manufacturing problems associated with the introduction of a new Blackhawk(TM) product line for which current manufacturing has been limited and new Snapper mowers which incorporated additional operational features. The manufacturing problems included costs due to new tooling requirements and higher direct labor variances. The manufacturing problems have been corrected and the Company believes that there will be no material effect on future results of operations.

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


     Selling, general and administrative expenses, which include provisions for doubtful accounts, decreased by $11.5 million, or 4.3%, to $253.7 million for 1993 in comparison to 1992. The reductions in selling, general and administrative expenses are primarily attributable to cost reductions at Qualex achieved through plant closures. Provisions for doubtful accounts increased by $3.8 million for 1993 in comparison to 1992, primarily due to increases of $1.2 million and $2.1 million for Snapper and Qualex, respectively. The increase in Snapper's expense is primarily due to reserves established upon the sale of a company-owned Snapper distributor. The Company historically experiences higher losses upon the sale of a distributor due to the termination of the Company's relationship with the distributor's customers. The increase in Qualex's expense is primarily due to additional reserves established for bad debts related to financial difficulties experienced by certain retail customers. Selling, general and administrative expenses, which include provisions for doubtful accounts, decreased by $200,000 in 1992 in comparison to 1991. The 1992 decrease is related to the additional costs at Qualex associated with the increased volume of prints processed as well as higher promotional and advertising expenses partially offset by reductions at Snapper due to the curtailment of special promotional programs.


     In 1993, Actava recorded an operating profit of $26.7 million, compared to an operating profit from 1992 of $72.1 million. The 1993 operating profit includes provisions of $3.2 million for plant closures and an additional $4.0 million for a change in estimate of future warranty costs at Snapper due to increased warranty claims. The increase in warranty claims was the result of claims associated with the new Blackhawk(TM) product line for which manufacturing has been limited and from costs related to an all-inclusive warranty program which was initiated in 1991 and has expired except for products previously sold under the program. Since the new products have been subject to limited manufacturing and improvements have been implemented while the all-inclusive warranty program has expired, management believes there will not be a material effect on future results of operations. The need for an accrual for additional warranty costs was not estimable until 1993 due to the time lag in reported claims under the all-inclusive warranty program since the products covered by the program beginning in 1991 were not sold to the ultimate consumer until some time after that. Sufficient claims history for the preceding two year period was established during 1993 to identify the existence of greater than anticipated warranty claims under the all-inclusive program and the need for an additional accrual. A similar time lag was experienced for the warranty claims related to Blackhawk(TM) products as the products were manufactured for recent model years and the claims history had not developed until 1993. Also negatively impacting operating profits for 1993 in comparison to 1992 was underutilization of plant capacity and manufacturing inefficiencies at Snapper and DP, lower gross margins on initial product introductions by Snapper, and an increase in corporate expenses of approximately $4.0 million. The corporate expense increase is primarily attributable to additional self-insurance reserves, as well as an increase in insurance administrative expense, and the impact of reduced expense for 1992 due to the reversal in 1992 of certain reserves previously established for settlement of employee agreements and office lease agreements.


     The 1992 operating profit of $72.1 million compares to an operating loss of $35.7 million for 1991. The operating loss for 1991 included provisions for plant closures totaling $19.0 million and provisions for the settlement of employee agreements and related costs of $6.8 million. Operating profit for 1991 was adversely affected by production costs at Snapper. The $1.5 million credit to income in 1992 related primarily to the reversal of $1.1 million of costs accrued in 1991 for the termination of Actava's corporate office lease. These costs were estimated in 1991 when management made the decision to move out of its corporate office. The Company subleased a portion of its space in 1991 and utilized $300,000 of the original reserve of $1.4 million. However, in 1992, it became apparent that the remaining space could not be subleased as anticipated in 1991 and the Company decided to reverse its remaining reserve and utilize its remaining space until the lease expires in 1995.

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

     Other income (net of other deductions) decreased $9.0 million for 1993 when compared to 1992. This is primarily due to a decrease in investment income from lower levels of investment, increases in early payment interest credit expense at Snapper, losses on asset sales at Qualex and an increase of $3.0 million in a valuation allowance for a real estate investment due to an accelerated plan of disposition. This plan of disposition was changed in the fourth quarter in order to facilitate a return on the real estate investment by offering the real estate for sale as raw or minimally developed land, rather than fully developing or participating in the full development of the real estate. The Company revised its disposition plan in order to accelerate a sale to provide additional liquidity.

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

OPERATING SEGMENTS
                              SEGMENT PERFORMANCE

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------
                                                 1993           1992          1991         1990         1989
                                               --------       --------       ------       ------       ------
                                                                       (IN MILLIONS)
NET SALES
  Photofinishing.............................  $  775.3       $  770.8       $649.7       $623.9       $629.9
  Lawn and Garden............................     225.0          248.2        158.5        237.7        190.8
  Sporting Goods.............................     240.8          129.7        116.4        110.7        105.0
                                               --------       --------       ------       ------       ------
         Total...............................  $1,241.1       $1,148.7       $924.6       $972.3       $925.7
                                               ========       ========       ======       ======       ======
PRE-TAX EARNINGS (LOSS)(A)
  Photofinishing.............................  $   51.3(c)    $   54.6       $ 28.0(c)    $ 44.1(c)    $ 43.7(c)
  Lawn and Garden............................     (17.1)(d)       17.8        (50.6)         (.3)(d)      2.3
  Sporting Goods.............................       2.7            5.9          4.3          3.6          2.9
                                               --------       --------       ------       ------       ------
    Operating profit (loss) -- segments(b)...      36.9           78.3        (18.3)        47.4         48.9
Unallocated corporate expenses...............     (10.2)          (6.2)       (10.6)        (9.6)       (12.3)
Settlement of employee agreements and related
  costs......................................        --             --         (6.8)          --           --
                                               --------       --------       ------       ------       ------
Operating profit (loss)......................      26.7           72.1        (35.7)        37.8         36.6
Interest expense.............................     (43.3)         (33.4)       (23.5)       (25.7)       (27.8)
Other income (expense) -- net................      (2.9)           6.1          3.5          9.9         14.7
                                               --------       --------       ------       ------       ------
         Total pre-tax earnings (loss).......  $  (19.5)      $   44.8       $(55.7)      $ 22.0       $ 23.5
                                               ========       ========       ======       ======       ======

- ---------------

(a) Pre-Tax Earnings include the minority interest of Eastman Kodak Company in Qualex Inc.
(b) Operating profit represents total sales less costs of products sold and selling, general and administrative expenses including goodwill amortization. There were no significant intersegment sales or transfers.
(c) Includes a provision of $4.1 million in 1993, $17.0 million in 1991, $15.7 million in 1990, and $2.9 million in 1989 before tax for the closure of certain photofinishing plants.
(d) Includes warranty expense of $4.0 million before tax in 1993 due to a change in accounting estimate and provisions in 1990 of $13.7 million before tax for the consolidation of lawn and garden manufacturing facilities and $4.8 million before tax for the write-off of excess inventory created as a result of the elimination of certain models from lawn and garden product lines. Also, includes losses in 1993 due to inventory shortages and shut-down costs of approximately $2.0 million due to employee misconduct and the subsequent closing of a company owned foreign distributor.

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



     Management anticipates lower pricing trends in the wholesale photofinishing industry to continue in 1994. Qualex will attempt to offset the effects of lower pricing with improved product mix, lower prices for paper and chemicals, the sale of certain microlab leases and continuing plant closures and consolidations of administrative offices.



     In an effort to achieve operating efficiencies, Qualex consolidated certain photofinishing labs during 1991, 1992 and 1993. The provisions for plant closure costs were a result of an extensive study performed by Qualex to evaluate the number of photo labs needed for anticipated sales volume and the optimal location of such labs. This evaluation included operations, engineering, distribution, sales and finance analyses and was based on the locations of customers, sales volume and required level of customer service. This study resulted in Qualex management and the Board of Directors deciding in late 1991 to close 12 existing photo labs resulting in a charge for restructuring of approximately $17.0 million as well as closing several labs acquired during 1991. In 1993, Qualex management and the Board decided to consolidate the operations of three additional photo labs with other existing photo labs and provided a reserve for restructuring of approximately $4.1 million. The costs of closing existing labs was charged to operations by a provision for plant closure costs.



The components of the provisions for plant closure costs are described below:



                                                                       1991          1993
                                                                      -------       ------
                                                                         (IN THOUSANDS)
    Employee severance and termination..............................  $ 4,827       $1,475
    Lease termination costs.........................................    4,494        1,294
    Fixed asset and facility closure................................    7,716        1,327
                                                                      -------       ------
              Total.................................................  $17,037       $4,096
                                                                      =======       ======



     Employee severance and termination. In connection with the consolidation of photofinishing labs, Qualex reduced its workforce in an effort to achieve efficiencies. The related restructuring charge consists of severance pay and other personnel related costs incurred in connection with the closing of photo labs.

     Lease termination costs. Qualex recorded a restructuring charge for estimated lease termination costs for each location closed based on the period of time the lease would remain in place after each lab was closed.



     Fixed asset and facility closure. This charge consists of fixed asset write-offs of equipment to be disposed of as deemed worthless and the cost of relocating other equipment to remaining photofinishing labs. In addition, Qualex recorded a restructuring charge for the estimated loss on the sale of certain buildings and the estimated costs of other expenses relating to the closure of the buildings including clean-up costs and insurance, property taxes and utilities costs.



     In an effort to increase market share, Qualex acquired 11 photo labs during 1991, and 1 photo lab in 1992. In connection with management's plan of achieving a certain sales volume level and operating efficiencies, these labs were included in management's overall analysis of determining optimal locations of photofinishing labs. Due to existing photo labs serving the same market area of labs acquired, Qualex recorded plant closing reserves on certain labs acquired. The costs of closing acquired photofinishing labs was provided for through purchase accounting adjustments. During 1991 and 1992, Qualex recorded approximately $15.4 million and $1.2 million, respectively, in purchase accounting reserves for the closing of acquired photo labs.



     Based on the financial analysis of the economic benefits of consolidation and the costs for expanding certain locations to handle increased volumes considered with the goals of maintaining quality and customer service, management feels that the process of acquiring and consolidating photofinishing labs during 1991, 1992 and 1993 has resulted in increased market share and the attainment of operating efficiencies through the reduction of lab overhead, labor costs and route costs.



     Lawn and Garden: Snapper's sales to distributors decreased by $23.2 million, or 9.4% for 1993 in comparison to 1992, despite a strong retail sales year for lawn and garden equipment, as Snapper continued to control production to estimated retail sales by reducing production and shipments to distributors in order to decrease retail inventories. Sales for 1993 and 1992 were $225.0 million and $248.2 million, respectively. Gross profit as a percentage of sales decreased to 13.9% for 1993 as compared to 27.5% in 1992. Gross profit in dollars decreased by $37.0 million from $68.2 million to $31.2 million for these same respective periods. These decreases resulted from continued manufacturing problems which resulted in unfavorable manufacturing variances and cost over-runs incurred in the production of a new Blackhawk(TM) product line for which manufacturing has been limited and new Snapper mowers which incorporated additional operational features. The manufacturing problems included costs due to new tooling requirements and higher direct labor variances. The manufacturing problems have been corrected and the Company believes that there will be no material effect on future results of operations. An increase in product related expenses such as warranty expense also contributed to the decrease. The start-up costs, overall product mix and delays associated with these new products negatively impacted Snapper's cost of sales. In addition, because Snapper's new Blackhawk(TM) line of mowers, which represented sales of approximately $10.9 million in 1993, is a lower price-point and margin product than the Snapper(TM) brand line, per unit gross margin has been lower when compared to last year's margins. Management does not expect sales of Blackhawk(TM) line to be as significant in 1994 as in 1993. A $4.0 million warranty expense was charged to operations in the fourth quarter of 1993 due to recent unanticipated increases in warranty claims. The increase in warranty claims was the result of claims associated with the new Blackhawk(TM) product line for which manufacturing has been limited and from costs related to an all-inclusive warranty program which was initiated in 1991 and has expired except for products previously sold under the program. Since the new products have been subject to limited manufacturing and improvements have been implemented while the all-inclusive warranty program has expired, management believes there will not be a material effect on future results of operations. Also, gross profit was lower because of inventory shortages and shut-down costs for a company owned foreign distributor. Management believes the inventory shortages resulted from employee misconduct and the distributor was closed down upon discovery. The Company is presently pursuing reimbursement under its insurance program. Snapper's sales to distributors and gross profit increased $89.7 million and $40.2 million or 56.5% and 143.7%, respectively, for 1992 in comparison to 1991. 1991 sales to distributors were purposely reduced as a result of the decision to decrease retail inventories by producing and shipping less product than that sold at retail. Production and shipment to distributors was increased for the 1992 model year. In addition, in 1992 Snapper redesigned and reengineered its product offerings, with particular emphasis on recycling and mulching capability.

     Because sales were down for 1993, selling, general and administrative expenses, including sales volume related expenses such as co-operative advertising, decreased by 2.5% in comparison to 1992. Income of $849,000 was provided by reducing a reserve for plant closures in recognition of finalizing a plant closing. During 1993, Snapper's management extended the due dates of certain receivables for terms beyond one year and as a result recorded unearned discounts in the amount of approximately $1.8 million as a charge to other expense. The decreased gross profit, partially offset by reduced selling, general and administrative expenses, resulted in an operating loss of $17.1 million at Snapper in 1993 as compared to an operating profit of $17.8 million for 1992. Operating profit decreased $34.9 million in 1993, compared to 1992, because selling, general and administrative expenses remained relatively constant whereas gross profit decreased by $37.0 million. In 1991, Snapper initiated an aggressive retail marketing campaign in order to further accelerate the reduction of inventory. Snapper reduced its expenditures for marketing promotions and advertising campaigns in 1992 in comparison to 1991, concentrating its 1992 programs on the new product offerings with particular emphasis on mulching capabilities as well as quality and service. As a result, selling, general and administrative expenses decreased $28.1 million or 35.8% in 1992, in comparison to 1991. In addition, certain cost reductions were achieved as a result of the 1991 closing of two of the three Snapper manufacturing facilities. Management believes these savings were approximately $10.0 million. As a result of the factors discussed above, Snapper recorded an operating profit of $17.8 million in 1992 in comparison to an operating loss of $50.6 million for 1991.

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

     Sales for Actava Sports increased $13.2 million or 11.4% in 1992 as compared to 1991. Each of the three subsidiaries that comprised this segment in 1992 had increased net sales in 1992 to their major multi-unit retail customers. The Actava Sports operating profit of $5.9 million for 1992 was an increase of 33.3% from 1991. Operating profit as a percent of net sales was 4.5% and 3.7%, respectively, for 1992 and 1991. In addition, operating profit for 1991 included the impact of provisions for plant closures of $500,000 before tax benefits for the costs of closing certain manufacturing and warehouse facilities of one of the companies in Actava Sports.

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


     During 1993, Qualex entered into a hedge agreement with a bank which expires in 1996 related to Qualex's $200,000,000 of Senior Notes. The hedge agreement includes a Basic Transaction for a notional amount of $100,000,000 under which Qualex pays an interest rate based on the three-month London Interbank Offered Rate (LIBOR) and receives a fixed interest rate of 4.0587% quarterly, and an Enhancement Transaction for a notional amount of $163,000,000 under which Qualex pays an interest rate based on the three-month LIBOR and receives a variable interest rate based on the prime rate less 2.49%. A net settlement is calculated and paid on a quarterly basis. At December 31, 1993, termination of this interest rate swap agreement would require a cash payment by Qualex of $1,158,000 based on market quotes.



     Qualex also entered into various commodity swaps to provide protection regarding future variable prices for silver recoveries from photofinishing processes by setting a current price for future silver sales. The outstanding contracts at December 31, 1993 cover the sale of 2.9 million troy ounces of silver at index amounts of $3.85 to $4.67 per ounce in 1994 and 1.4 million troy ounces per year at index amounts of $4.23 to $5.10 per ounce from 1995 to 2005. In 1997, Qualex has the sale of 4.3 million troy ounces covered by swap agreements at an index amount of $5.15 per ounce. During 1993 and 1992, $2.9 million and $1.7 million of these gains were amortized as reductions of cost of sales while $1.9 million and $782,000 of gain amortization reduced interest expense in 1993 and 1992, respectively. At December 31, 1993 and 1992, respectively, $7.4 million and $11.5 million of these gains were recorded as deferred income. The deferred gains are amortized over the original effective lives of the agreements and $5.0 million, $1.3 million, $835,000 and $279,000 will be amortized in 1994, 1995, 1996 and 1997, respectively. At December 31, 1993, termination of the commodity swap agreements would require cash payments by Qualex of $18.7 million based on market quotes. Termination of the commodity swap agreements could occur at Qualex's election and an economic gain could result, due to changes in silver market prices. See "Index Protection Agreements" in "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements.



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


     Since the formation of Qualex in March, 1988, Actava has consolidated the accounts of Qualex as Actava has a controlling interest in the entity. Actava is deemed to control Qualex because it owns 51% of the voting stock of Qualex, is entitled to and has elected a majority of the members of the Board of Directors of Qualex, and has the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. The Company believes that consolidation of the accounts of Qualex with those of the Company clearly reflects the financial position and results of operation of the Company and its subsidiaries. The effect on the Company of accounting for its ownership in Qualex by using the equity method -- rather than by consolidation -- is disclosed under "PHOTOFINISHING TRANSACTION" IN THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. While the March, 1991 amendment does not change Actava's controlling interest in Qualex, if Kodak were to withdraw its waiver, or if an additional Change of Control of Actava were to occur, the Shareholders' Agreement, as amended, provides for the redemption of certain of Qualex's preferred stock, including the voting preferred stock owned by Actava. Upon redemption, Actava would own 50% of the voting securities of Qualex. While Actava's voting stock would be reduced from 51% to 50%, this change would not alter Actava's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of Actava, five representatives of Kodak and the chief executive officer of Qualex and all actions of the board would require the affirmative vote of at least seven board members. In the event these changes were to occur, Actava may possibly be deemed to no longer control Qualex and Actava would no longer be in a position to unilaterally control, among other things, the declaration of dividends to Actava and Kodak by Qualex as the declaration would require the concurrence of Kodak.


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

     Actava's manufacturing and processing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not materially affected, and is not expected to have a material effect on, Actava's competitive position, financial condition or results of operations. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1993, and are not expected to be material in future years for compliance in regard to its 1993 facilities. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $300,000 for all three sites. The Company is participating with the Federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. The Company has been advised by the Ohio agency that remediation costs for the site may be as much as $1.7 million; however, at this time the Company's share of these costs, if any, cannot be reasonably estimated. DP is also complying with various requirements under a compliance order under the Resource Conservation Recovery Act as administered by the State of Alabama. Upon the acquisition of DP, a reserve of approximately $1.5 million was established for expected clean-up costs.

                               OTHER SEGMENT DATA

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1993        1992        1991
                                                                 --------    --------    --------
                                                                          (IN MILLIONS)
ASSETS
  Photofinishing...............................................  $  778.2    $  787.8    $  702.2
  Lawn and Garden..............................................     230.7       236.8       186.3
  Sporting Goods...............................................     165.7        47.2        45.3
                                                                 --------    --------    --------
     Segments..................................................   1,174.6     1,071.8       933.8
     Corporate(a)..............................................     100.5       146.1       155.8
                                                                 --------    --------    --------
          Total................................................  $1,275.1    $1,217.9    $1,089.6
                                                                  =======     =======     =======
DEPRECIATION AND AMORTIZATION
  Photofinishing...............................................  $   58.3    $   50.3    $   35.7
  Lawn and Garden..............................................       8.9         8.1         7.6
  Sporting Goods...............................................       3.1          .4          .4
                                                                 --------    --------    --------
     Segments..................................................      70.3        58.8        43.7
     Corporate.................................................        .1          .2          .3
                                                                 --------    --------    --------
          Total................................................  $   70.4    $   59.0    $   44.0
                                                                  =======     =======     =======
CAPITAL EXPENDITURES
  Photofinishing...............................................  $   43.9    $   68.5    $   45.5
  Lawn and Garden..............................................       6.4        13.0        13.7
  Sporting Goods...............................................        .3          .2          .2
                                                                 --------    --------    --------
     Segments..................................................      50.6        81.7        59.4
     Corporate.................................................        --          .1          .1
                                                                 --------    --------    --------
          Total................................................  $   50.6    $   81.8    $   59.5
                                                                  =======     =======     =======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this item is submitted as a separate section in this report.

                                    PART III


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

                           INDEBTEDNESS OF MANAGEMENT

     During 1991, certain executive officers of the Company purchased shares of Common Stock from the Company under the Company's Restricted Stock Plan in exchange for full recourse promissory notes issued to the Company in the amounts indicated below:

                                                                     NO. OF SHARES OF    AMOUNT OF
                         NAME AND TITLE OF                              RESTRICTED      INDEBTEDNESS
                         EXECUTIVE OFFICER                           STOCK PURCHASED     TO COMPANY
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

STOCKHOLDER AGREEMENT


     On May 22, 1989, Triton and the Company entered into a Stockholder Agreement, as amended (the "Original Stockholder Agreement"), pursuant to which Triton agreed to certain conditions required by the Board of Directors of the Company to obtain its approval, pursuant to Section 203(a)(1) of the Delaware General Corporation Law, for the purchase by Triton of in excess of 15% of the outstanding shares of the Company's Common Stock in open market or private purchases. The Original Stockholder Agreement provided that Triton may not engage, or cause any affiliate of Triton to engage, in any "business combination" (as defined in Section 203 of the Delaware General Corporation Law) with the Company without the prior approval of a majority of the directors of the Company who are "disinterested" from Triton or any affiliate of Triton (except the Company). The Original Stockholder Agreement further provided that the Board of Directors of the Company would consist of not less than seven directors, at least three of whom would be disinterested from Triton, and that Triton would cause all shares of voting stock of the Company owned by it or any affiliate to vote for all of the Company's nominees to the Board of Directors. Under the Original Stockholder Agreement, the term "disinterested director" is defined to mean "any member of the Board of Directors of the Company who is not an officer, director or a person who controls or is under common control with [Triton] or any Affiliate of [Triton]." The Company is not deemed an "Affiliate" of Triton for purposes of the agreement. The Original Stockholder Agreement was entered into when Triton owned 9.9% of the outstanding shares of the Company's Common Stock. The term of the Original Stockholder Agreement originally expired on July 7, 1992, which is the third anniversary of Triton's becoming a 15% owner of Common Stock. On November 27, 1991, the Company and Triton entered into an amendment to the Original Stockholder Agreement in connection with a loan made by the Company to Triton. See "TRITON LOAN" below. The 1991 amendment extended the term of the Original Stockholder Agreement until the later to occur of: (i) July 7, 1993; or (ii) twelve (12) months from the payment in full of the loan made by the Company to Triton, but in no event later than November 27, 1994 unless the loan has not been paid in full by such date, in which case the Original Stockholder Agreement would expire on the date the loan is paid in full.


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


     On June 4, 1993, the bankruptcy court approved the Joint Plan of Reorganization of Triton and Intermark in the Chapter 11 Proceeding, and Intermark was merged into Triton pursuant to the Plan of Reorganization on June 25, 1993. The Original Stockholder Agreement was amended on June 25, 1993 (the "Stockholder Agreement") pursuant to the Plan of Reorganization to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors of the Company as long as Triton continues to own 20% or more of the outstanding shares of the Company's Common Stock. The Stockholder Agreement provides that if Triton's ownership of the Company's Common Stock is reduced to less than 20%, but not less than 10%, then Triton can designate one director, and if Triton's ownership is reduced to less than 10% of the Common Stock, then Triton is not entitled to designate any directors. Under the Stockholder Agreement, Triton is obligated to vote the shares of Common Stock owned by it in favor of the Company's nominees to the Board of Directors so long as any obligations are outstanding under the loan made by the Company to Triton. See "TRITON LOAN" below. "The Stockholder Agreement continues to require approval of a majority of the "disinterested directors" of the Company for any business combination between the Company and Triton or any of its Affiliates, and the definition of 'disinterested director' was not changed from the Original Stockholder Agreement." Mr. Nevins and Mr. Cahr are the only current directors of the Company who are not disinterested directors. In addition, Triton's right to designate any directors under the Stockholder Agreement terminates and each designated director is required to resign if Triton directly or indirectly initiates, participates in, finances or otherwise supports any effort to solicit from other stockholders proxies or consents for the election of directors of the Company other than the Company's nominees for the Board of Directors. The Stockholder Agreement terminates after Triton's obligations under the loan made by the Company to Triton have been satisfied in full and after Triton is no longer entitled to designate any of the Company's directors under the Stockholder Agreement. See "TRITON LOAN".


TRITON LOAN


     In November 1991, after an independent review by the Company's disinterested directors, the Company and Triton entered into a Loan Agreement (the "Triton Loan Agreement") under which the Company agreed to lend up to $32 million to Triton secured by a pledge of the shares of the Company's Common Stock owned by Triton (the "Triton Loan"). The directors of the Company who were then affiliated with Triton did not attend the meeting of the Company's Board of Directors at which the Triton Loan Agreement was approved. Triton's initial draw under the Triton Loan was approximately $27 million, but subsequent draws, in accordance with margin requirements, increased the principal amount of the Triton Loan to $32 million. In connection with the Triton Loan, Triton granted to the Company a right of first refusal to purchase the shares of the Company's Common Stock held by Triton upon a proposed sale of all or any portion of such shares (voluntary or involuntary) by Triton.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

                         INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:


                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors................................................   F-3
    Consolidated Balance Sheets as of December 31, 1993 and 1992..................   F-4
    Consolidated Statements of Operations for the years ended December 31, 1993,
      1992 and 1991...............................................................   F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1993,
      1992 and 1991...............................................................   F-6
    Consolidated Statements of Stockholders' Equity for the years ended December
      31, 1993, 1992 and 1991.....................................................   F-7
    Notes to Consolidated Financial Statements -- December 31, 1993...............   F-8
    Summary of Quarterly Earnings and Dividends...................................  F-31


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

                                          THE ACTAVA GROUP INC.


                                          By:   FREDERICK B. BEILSTEIN, III
                                            ------------------------------------
                                                Frederick B. Beilstein, III
                                                 Senior Vice President and
                                                  Chief Financial Officer



Dated: October 7, 1994

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

                                          ERNST & YOUNG

Atlanta, Georgia
March 3, 1994,
  except for the
  Notes Payable
  and Long-Term Debt Note
  as to which the date
  is March 29, 1994

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                                  -----------------------
                                                                                     1993         1992
                                                                                  ----------   ----------
                                                                                      (IN THOUSANDS)
ASSETS
Current Assets
  Cash..........................................................................  $   18,770   $   20,792
  Short-term investments........................................................      29,635       63,842
  Receivables (less allowance for doubtful accounts of $10,227 in 1993 and
    $12,805 in 1992)............................................................     276,018      243,368
  Inventories...................................................................     108,439       63,987
  Prepaid expenses..............................................................      43,809       38,365
  Income tax benefits...........................................................      32,434       45,790
                                                                                  ----------   ----------
         Total Current Assets...................................................     509,105      476,144
Property, Plant and Equipment
  Land..........................................................................       8,303        8,700
  Buildings and improvements....................................................      72,289       57,490
  Machinery and equipment.......................................................     393,643      343,140
                                                                                  ----------   ----------
                                                                                     474,235      409,330
  Less allowances for depreciation..............................................    (198,881)    (165,720)
                                                                                  ----------   ----------
         Total Property, Plant and Equipment....................................     275,354      243,610
Notes Receivable from Triton Group Ltd..........................................      26,726       31,726
Other Assets (less allowance for doubtful notes and accounts of $3,988 in 1993
  and $3,104 in 1992)...........................................................      50,702       45,754
Long-term investments...........................................................      26,611       24,719
Intangibles (less accumulated amortization of $88,281 in 1993 and $65,219 in
  1992).........................................................................     386,626      395,913
                                                                                  ----------   ----------
         Total Assets...........................................................  $1,275,124   $1,217,866
                                                                                  ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................................................  $   86,163   $   69,665
  Accrued expenses and other current liabilities................................     177,720      160,810
  Notes payable.................................................................     135,114       64,795
  Current portion of long-term debt.............................................       6,665       10,013
                                                                                  ----------   ----------
         Total Current Liabilities..............................................     405,662      305,283
Deferred Income Taxes...........................................................      56,715       53,431
Long-Term Debt..................................................................     220,887      220,357
Subordinated Debt...............................................................     190,551      193,566
Minority Interest in Photofinishing Subsidiary..................................     205,395      205,382
Redeemable Common Stock.........................................................      12,000           --
Stockholders' Equity
  Common Stock (22,767,744 shares in 1993 and 1992).............................      22,768       22,768
  Additional capital............................................................      46,362       46,362
  Retained earnings.............................................................     236,333      292,266
  Less treasury stock -- at cost (6,223,467 shares in 1993 and 1992)............    (121,549)    (121,549)
                                                                                  ----------   ----------
         Total Stockholders' Equity.............................................     183,914      239,847
                                                                                  ----------   ----------
Contingent Liabilities and Commitments
         Total Liabilities and Stockholders' Equity.............................  $1,275,124   $1,217,866
                                                                                  ==========   ==========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1993          1992         1991
                                                            ----------    ----------    --------
                                                               (IN THOUSANDS EXCEPT PER SHARE
                                                                          AMOUNTS)
Net sales.................................................  $1,241,111    $1,148,743    $924,635
Costs, expenses and other costs of products sold (includes
  $219,825 in 1993, $202,360 in 1992 and $172,652 in 1991
  purchased from Eastman Kodak Company)...................     957,440       812,932     669,129
Selling, general and administrative.......................     246,465       261,762     259,904
Interest expense..........................................      43,299        33,454      23,534
Provision for doubtful accounts...........................       7,262         3,419       5,485
Other (income) expense-net................................       2,915        (6,099)     (3,537)
Provision for plant closure costs.........................       3,231        (1,506)     18,969
Provision for employee agreements and related costs.......          --            --       6,839
                                                            ----------    ----------    --------
Total costs, expenses and other...........................   1,260,612     1,103,962     980,323
  Income (Loss) before Income Taxes, Minority Interest and
     Cumulative Effect of Change in Accounting
     Principle............................................     (19,501)       44,781     (55,688)
Income tax expense (benefit)..............................      15,163        23,328     (10,033)
                                                            ----------    ----------    --------
  Income (Loss) before Minority Interest and Cumulative
     Effect of Change in Accounting Principle.............     (34,664)       21,453     (45,655)
Minority interest.........................................      (8,526)      (10,888)     (5,166)
                                                            ----------    ----------    --------
  Income (Loss) before Cumulative Effect of Change in
     Accounting Principle.................................     (43,190)       10,565     (50,821)
Cumulative effect of change in accounting principle.......      (4,404)        1,034          --
                                                            ----------    ----------    --------
  Net Income (Loss).......................................  $  (47,594)   $   11,599    $(50,821)
                                                             =========     =========    ========
Earnings (Loss) Per Share of Common Stock
Primary
Continuing operations.....................................  $    (2.52)   $      .64    $  (3.08)
Cumulative effect of change in accounting principle.......        (.25)          .06          --
                                                            ----------    ----------    --------
Net Income (Loss).........................................  $    (2.77)   $      .70    $  (3.08)
                                                             =========     =========    ========
Pro forma Effect Assuming the Changes in Accounting
  Principles are Applied Retroactively:
Net Income (Loss).........................................  $  (43,190)   $   10,565    $(50,667)
                                                             =========     =========    ========
Net Income (Loss) Per Share...............................  $    (2.77)   $      .64    $  (3.07)
                                                             =========     =========    ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1993       1992        1991
                                                               --------   ---------   ---------
                                                                        (IN THOUSANDS)
                                                                 INCREASE (DECREASE) IN CASH
Cash Flows from Operating Activities:
Net Income (Loss)............................................  $(47,594)  $  11,599   $ (50,821)
Cumulative effect of change in accounting principle..........    (4,404)      1,034          --
                                                               --------   ---------   ---------
Income (loss) before cumulative effect of change in
  accounting principle.......................................   (43,190)     10,565     (50,821)
Items providing cash from operating activities...............    30,243      13,714      95,965
                                                               --------   ---------   ---------
Net Cash Provided (Used) by Operating Activities.............   (12,947)     24,279      45,144
                                                               --------   ---------   ---------
Cash Flows from Investing Activities:
Purchases of investments (maturities over 90 days)...........   (99,510)    (99,198)   (288,996)
Sales of investments (maturities over 90 days)...............   111,851     107,932     284,980
Net sales of other investments...............................    21,866       6,143      50,739
Purchase of long-term investments............................        --     (24,719)         --
Payments for property, plant and equipment...................   (55,554)    (81,800)    (59,499)
Proceeds from disposals of property, plant and equipment.....    16,024      10,230       6,018
Payments for purchases of businesses.........................    (9,415)    (30,560)    (90,019)
Loans to Triton Group Ltd....................................     5,000      (1,426)    (30,300)
Other investing activities -- net............................   (15,221)     (3,604)      5,801
                                                               --------   ---------   ---------
Net Cash Used by Investing Activities........................   (24,959)   (117,002)   (121,276)
                                                               --------   ---------   ---------
Cash Flows from Financing Activities:
Net borrowings (payments) under short-term bank agreements...    52,284      51,107      (4,013)
Borrowings under long-term debt agreements...................    21,503     817,000     774,740
Payments on long-term debt agreements........................   (21,192)   (771,136)   (653,895)
Payments of subordinated debt................................    (1,847)       (200)     (5,824)
Proceeds from issuance of Actava Common Stock................                    --         365
Cash dividends paid by Qualex to minority interest...........    (8,614)     (3,886)     (5,884)
Cash dividends paid by Actava................................    (6,250)     (5,956)     (5,947)
                                                               --------   ---------   ---------
  Net Cash Provided by Financing Activities..................    35,884      86,929      99,542
                                                               --------   ---------   ---------
     Increase (Decrease) in Cash.............................    (2,022)     (5,794)     23,410
Cash at beginning of year....................................    20,792      26,586       3,176
                                                               --------   ---------   ---------
     Cash at End of Year.....................................  $ 18,770   $  20,792   $  26,586
                                                               ========   =========   =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      COMMON STOCK                               TREASURY STOCK
                                                    ----------------   ADDITIONAL   RETAINED   ------------------
                                                    SHARES   AMOUNT     CAPITAL     EARNINGS   SHARES    AMOUNT      TOTAL
                                                    ------   -------   ----------   --------   ------   ---------   --------
                                                                                 (IN THOUSANDS)
Balance -- January 1, 1991........................  22,768   $22,768    $ 46,276    $344,622   6,254    $(122,136)  $291,530
  Net (loss) for the year.........................                                  (50,821 )                        (50,821)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (5,947 )                         (5,947)
  Common Stock issued under employee stock
    options.......................................                          (220)                (30 )        585        365
  Common Stock purchased and other................                           306                               (2)       304
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1991......................  22,768   22,768       46,362    287,854    6,224     (121,553)   235,431
  Net income for the year.........................                                   11,599                           11,599
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (5,956 )                         (5,956)
  Common Stock issued under employee stock
    options.......................................                                                (1 )          4          4
  Other, principally foreign currency translation
    adjustment....................................                                   (1,231 )                         (1,231)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1992......................  22,768   22,768       46,362    292,266    6,223     (121,549)   239,847
  Net income for the year.........................                                  (47,594 )                        (47,594)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (6,250 )                         (6,250)
  Common Stock issued from Treasury...............                                                                    12,000
  Other, principally foreign currency translation
    adjustment....................................                                   (2,089 )                         (2,089)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1993......................  22,768   $22,768    $ 46,362    $236,333   6,223    $(121,549)  $195,914
                                                    ======   =======   =========    ========   ======   =========   ========


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

     The following table presents the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $(1,094)    $  (990)
      Fully eligible active plan participants........................     (788)       (932)
      Other active plan participants.................................   (1,149)     (2,482)
                                                                       -------     -------
                                                                        (3,031)     (4,404)
    Plan assets......................................................       --          --
                                                                       -------     -------
    Accumulated postretirement benefit obligation in excess of plan
      assets.........................................................   (3,031)     (4,404)
    Unrecognized prior service cost..................................   (1,995)         --
    Unrecognized net (gain) or loss..................................      544          --
    Unrecognized transition obligation...............................       --       4,404
                                                                       -------     -------
    Accrued postretirement benefit cost..............................  $(4,482)    $    --
                                                                       =======     =======

     Net periodic postretirement benefit cost includes the following components:

                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Service cost.....................................................  $    96     $    --
    Interest cost....................................................      296          --
    Amortization of unrecognized prior service cost..................     (154)         --
    Cash basis expense...............................................       --         102
                                                                       -------     -------
                                                                       $   238     $   102
                                                                       =======     =======

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

Intangibles


     Intangibles consist of the excess of the purchase price over the net assets of businesses acquired, customer lists and covenants not to compete. Amounts relating to the excess of the purchase price over the net assets of businesses acquired are amortized over a 40-year period using the straight-line method. Amounts relating to customer lists and covenants not to compete are amortized over two to five years or the life of the agreement, respectively. Management continuously evaluates intangible assets to determine that no diminishment in value has occurred. Management evaluates intangible assets on the basis of the operations of the particular entity to which the intangible relates to determine whether any changes in the nature and expected benefits to be derived from the intangible have occurred which would require an adjustment to its recorded value. In the event management believes that the recorded value of the intangible is greater than its actual value, the Company will write-down the value of the intangible. In conjunction with the evaluation of any possible impairment of its intangibles, the Company also similarly assesses whether a change in the life of the intangible is required for amortization purposes.



     Intangible assets are summarized as follows:


                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Excess of purchase price over net assets of businesses
      acquired.......................................................  $349,546   $344,948
    Customer lists...................................................    29,847     40,912
    Covenants not to compete.........................................     7,233     10,053
                                                                       --------   --------
                                                                       $386,626   $395,913
                                                                       ========   ========

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

Index Protection Agreements

     The Company uses index protection agreements to hedge interest rate risk associated with its borrowings and to hedge the risk or market price fluctuations of commodities bought and sold in the normal course of

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
business. These contracts are accounted for as hedges and any gains or losses are deferred and included in the basis of the underlying transactions. Cash flows from the contracts are accounted for in the same categories as the cash flows from the items being hedged.


     During 1993, Qualex entered into a hedge agreement with a bank which expires in 1996 related to Qualex's $200,000,000 of Senior Notes. The hedge agreement includes a Basic Transaction for a notional amount of $100,000,000 under which Qualex pays an interest rate based on the three-month London Interbank Offered Rate (LIBOR) and receives a fixed interest rate of 4.0587% quarterly, and an Enhancement Transaction for a notional amount of $163,000,000 under which Qualex pays an interest rate based on the three-month LIBOR and receives a variable interest rate based on the prime rate less 2.49%. A net settlement is calculated and paid on a quarterly basis. At December 31, 1993, termination of this interest rate swap agreement would require a cash payment by Qualex of $1,158,000 based on market quotes.



     Qualex also entered into various commodity swaps to provide protection for silver recoveries from photofinishing processes. The outstanding contracts at December 31, 1993 cover the sale of 2,900,000 troy ounces of silver at index amounts of $3.85 to $4.67 per ounce in 1994 and 1,420,000 troy ounces per year at index amounts of $4.23 to $5.10 per ounce from 1995 to 2005. In 1997, Qualex has the sale of 4,300,000 troy ounces covered by swap agreements at an index amount of $5.15 per ounce. During 1993 and 1992, $2,928,000 and $1,683,000 of these gains were amortized as reductions of cost of sales while $1,961,000 and $782,000 of gain amortization reduced interest expense in 1993 and 1992, respectively. At December 31, 1993 and 1992, respectively, $7,442,000 and $11,476,000 of these gains were recorded as deferred income. The deferred gains are amortized over the original effective lives of the agreements and $4,990,000, $1,338,000, $835,000 and $279,000 will be amortized in 1994, 1995,
1996 and 1997, respectively. At December 31, 1993, termination of the commodity swap agreements would require cash payments by Qualex of $18,688,000 based on market quotes.


Self-Insurance

     The Company is primarily self-insured for workers' compensation, health, automobile, product and general liability costs. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

Accrued Warranty

     The Company provides an accrual for estimated future warranty costs related to various product coverage programs, based on the historical relationship of actual costs as a percentage of sales.

Reclassifications

     Certain reclassifications were made in prior years' financial statements to conform to current presentations.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

     The following tables provide additional information related to the Consolidated Statements of Cash Flows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
                                                                         (IN THOUSANDS)
Items providing (not providing) cash from continuing
  operations:
  Minority interest............................................  $  8,526   $ 11,922   $  5,166
  Depreciation.................................................    44,665     35,030     30,896
  Amortization.................................................    25,780     24,006     13,118
  Provision for doubtful accounts..............................     7,262      3,419      5,485
  Provision for plant closure costs............................     3,231         --     18,969
Changes in operating assets and liabilities, net of effects
  from purchases and dispositions:
  Accounts receivable..........................................   (30,665)   (25,464)    41,399
  Inventories..................................................   (31,435)    (4,763)    27,336
  Prepaid expenses and other assets............................   (13,912)   (23,621)    (2,965)
  Accounts payable, accrued expenses and other current
     liabilities...............................................       299    (22,129)   (12,603)
  Current and deferred taxes...................................    16,118     16,332    (24,336)
  Other operating activities -- net............................       374     (1,018)    (6,500)
                                                                 --------   --------   --------
Net items providing cash from continuing operations............  $ 30,243   $ 13,714   $ 95,965
                                                                 ========   ========   ========
Net assets of business sold:
  Total assets.................................................  $     --   $     --   $  2,696
  Total liabilities............................................        --         --        871
                                                                 --------   --------   --------
  Net assets...................................................  $     --   $     --   $  1,825
                                                                 ========   ========   ========
Net assets of businesses purchased:
  Total assets.................................................  $ 71,693   $ 58,040   $127,825
  Total liabilities............................................    48,063     27,448     37,437
                                                                 --------   --------   --------
  Net assets...................................................  $ 23,630   $ 30,592   $ 90,388
                                                                 ========   ========   ========
  Interest paid................................................  $ 44,570   $ 27,279   $ 23,142
  Income taxes paid............................................  $ 11,406   $  3,334   $ 11,060
                                                                 ========   ========   ========

PHOTOFINISHING TRANSACTION


     Photofinishing operations are conducted by Qualex Inc., which was formed in March 1988 by the combination of Actava's photofinishing subsidiary with the domestic photofinishing operations of Eastman Kodak Company. Actava and Kodak currently share equally in Qualex's equity, income and dividends. Actava, however, is deemed to control Qualex because it owns 51% of the voting stock of Qualex, is entitled to and has elected a majority of the members of the Board of Directors of Qualex, and has the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. As a result of its control of Qualex, Actava consolidates the accounts of Qualex and presents Kodak's portion of ownership and equity in the income of Qualex as a minority interest. Actava believes that consolidation of the accounts of Qualex with those of Actava clearly reflects the financial position and results of operation of Actava and its subsidiaries.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Actava consolidates the accounts of Qualex and presents Kodak's portion of ownership and equity in the income of Qualex as minority interest.

     The Qualex Shareholders' Agreement between Actava and Eastman Kodak Company stipulates that upon a change of control at Actava certain Qualex preferred stock, including the voting preferred owned by Actava, will be redeemed. On March 28, 1991, the Qualex Shareholders' Agreement between Actava and Kodak was amended. The amendment stipulates that a change of control of Actava, as defined in the Shareholders' Agreement, occurred on February 6, 1991. However, in the amendment Kodak waived its change of control rights under the Shareholders' Agreement with respect to the February 6, 1991 change of control. As of March 1, 1992, and each subsequent March 1, Kodak may withdraw its waiver, and enforce its rights under the Agreement by providing Actava with 30 days written notice. At March 3, 1994, Kodak had not provided notice to Actava of an election to withdraw its waiver. The Board of Directors of Qualex was increased from seven to nine members, comprised of five representatives of Actava, three representatives of Kodak and the chief executive officer of Qualex, pursuant to the amendment.

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

ACQUISITIONS


     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The issuance of additional payments of cash since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the respective redeemable common stock. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.


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

INVENTORIES

     Inventory balances are summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Finished goods and goods purchased for resale..................  $ 82,559     $ 49,279
    Raw materials and supplies.....................................    46,018       33,537
                                                                     --------     --------
                                                                      128,577       82,816
    Reserve for LIFO cost valuation................................   (20,138)     (18,829)
                                                                     --------     --------
                                                                     $108,439     $ 63,987
                                                                     ========     ========

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

LONG-TERM INVESTMENTS

     Marketable securities are summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1993        1992
                                                                       -------     -------
                                                                         (IN THOUSANDS)
    Marketable equity securities, at lower cost or market............  $15,850     $15,031
    Bonds and commercial paper.......................................    3,003       7,430
    U.S. Treasury bills..............................................    7,758       2,258
                                                                       -------     -------
              Total..................................................  $26,611     $24,719
                                                                       =======     =======

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accounts payable, accrued expenses and other current liabilities, including $31,392,000 in 1993 and $44,274,000 in 1992 due to Eastman Kodak Company, are summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Accrued salaries and wages.......................................  $  8,363   $ 10,211
    Accrued interest.................................................    14,471     15,741
    Accrued advertising and promotion................................    25,238     15,039
    Deferred income..................................................    13,791     17,251
    Self-insurance claims payable....................................    35,070     35,683
    Reserve for plant closure costs..................................     6,754     15,286
    Other............................................................    74,033     51,599
                                                                       --------   --------
                                                                       $177,720   $160,810
                                                                       ========   ========

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

     Long-term debt is summarized as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                         (IN THOUSANDS)
    Senior notes -- Qualex...........................................  $200,000   $200,000
    Revolving credit agreement -- Qualex.............................    10,000         --
    Capitalized lease obligations....................................       545      5,053
    Other long-term debt:
    Secured (4-9% notes due at various dates to 2002)................     1,900      2,630
    Unsecured (4-8% notes due at various dates to 2001)..............     8,442     12,674
                                                                       --------   --------
                                                                       $220,887   $220,357
                                                                       ========   ========

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

SUBORDINATED DEBT

     Subordinated debt is summarized as follows:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    6% Senior Swiss Franc Bonds due 1996...........................  $ 30,152     $ 30,152
    6 1/2% Convertible Debentures due 2002.........................    75,000       75,000
    9 1/2% Debentures due 1998, net of unamortized discount of
      $1,308 in 1993 and $1,593 in 1992............................    58,176       57,891
    9 7/8% Senior Debentures due 1997, net of unamortized discount
      of $468 in 1993 and $661 in 1992.............................    20,532       23,339
    10% Debentures due 1999........................................     6,691        7,184
                                                                     --------     --------
                                                                     $190,551     $193,566
                                                                     ========     ========

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

     In 1987 Actava issued $75,000,000 of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into Actava's Common Stock at a conversion price of

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

41 5/8 per share. At Actava's option the Debentures may be redeemed at 101% plus accrued interest prior to August 4, 1994 and at 100% thereafter.

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

  Common Stock


     There are 100,000,000 authorized shares of Common Stock, $1 par value. At December 31, 1993, 1992 and 1991 there were 17,635,186, 16,544,277 and
16,544,027 shares issued and outstanding, respectively, after deducting 6,223,467, 6,223,467 and 6,223,717 treasury shares, respectively, and after the issuance of 1,090,909 shares of redeemable common stock during the year ended December 31, 1993.


     Actava has reserved the shares of Common Stock listed below for possible future issuance:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1993          1992
                                                                    ---------     ---------
    Stock options.................................................    761,000       871,375
    6 1/2% Convertible Subordinated Debentures....................  1,801,802     1,801,802
    Restricted stock plan.........................................    102,800       102,800
                                                                    ---------     ---------
                                                                    2,665,602     2,775,977
                                                                    =========     =========

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

                                                                                APPROXIMATE
                                                                                PRICE RANGE
                                                                      SHARES     PER SHARE
                                                                     --------   -----------
    Options outstanding at January 1, 1991.........................   138,525     $ 20-28
      Granted......................................................    64,500          12
      Exercised....................................................   (30,000)         12
      Canceled.....................................................   (13,000)         28
      Expired......................................................  (104,775)         20
                                                                     --------   -----------
    Options outstanding at December 31, 1991.......................    55,250       12-28
      Granted......................................................    60,000       12-15
      Exercised....................................................      (250)         12
      Canceled.....................................................   (17,125)      12-28
                                                                     --------   -----------
    Options outstanding at December 31, 1992.......................    97,875       12-28
      Granted......................................................    50,000        9-12
      Canceled.....................................................   (21,125)      12-28
                                                                     --------   -----------
    Options outstanding at December 31, 1993.......................   126,750     $  9-28
                                                                     ========   =========

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

PROVISIONS FOR PLANT CLOSURE COSTS


     The 1993 and 1991 consolidated provisions for plant closure costs include $4,096,000 and $17,037,000, respectively, before tax and minority interest for the costs of closing 3 and 12, respectively of Qualex's photofinishing plants. After tax benefit and minority interest, the Qualex provisions amounted to $1,038,000 and $5,196,000 or $.06 and $.31 per share for 1993 and 1991, respectively. The provision for plant closure for Qualex includes lease termination costs and fixed asset and facility closure costs which may be incurred over several years based on the remaining terms of the leases and employee severance and termination costs.



     The reserve for closing certain lawn and garden facilities was established in 1990 by a provision for plant closure of approximately $13,700,000. Lawn and garden production at these facilities ceased in early 1991, however, inventory previously produced at these sites continued to be distributed from these sites until 1992. Costs associated with this warehouse and distribution function were included in costs of sales in 1992 and 1991 and were immaterial. Due to market conditions and the size of these lawn and garden facilities, the Company estimated in 1990 that it would require approximately three years to dispose of these facilities and in 1993 this was accomplished. During 1993, 1992 and 1991, costs of approximately $3,400,000, $2,100,000 and $4,280,000 respectively were incurred related to employee severance, plant maintenance, interest on capitalized lease obligations and the loss on disposal of equipment and buildings. In 1993, the provision for plant

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
closure costs includes reductions of $849,000, before and after tax, of $.05 per share, to the reserve for closing the lawn and garden facilities as this disposal was completed.



     The 1991 provision for plant closure costs also includes $500,000 before tax ($315,000 net of tax or $.02 per share) for closing facilities at a sporting goods subsidiary and $1,432,000 before tax ($945,000 net of tax or $.06 per share) for reducing the Actava corporate office facilities. The costs related to the planned reduction of corporate office facilities were estimated in 1991 when management made the decision to move out of its corporate office. The Company subleased a portion of its space in 1991 and utilized $300,000 of the original reserve. However, in 1992, it became apparent that the remaining space could not be subleased as anticipated in 1991 and the Company decided to reverse its remaining reserve of approximately $1,100,000 through the provision for plant closure costs and utilize its remaining space until the lease expires in 1995.



     Changes in the reserve for plant closure costs were as follows:



                                                                           RECORDED
                                                                       THROUGH PURCHASE
                                                        CHARGED        ACCOUNTING IN THE
                                                       TO EXPENSE     YEAR OF ACQUISITION      TOTAL
                                                       ----------     -------------------     --------
                                                                       (IN THOUSANDS)
Balance at January 1, 1991...........................   $ 29,534           $   4,190          $ 33,724
  Additions for:
     Lease termination costs(a)......................      5,027               1,292             6,319
     Employee severance & termination
       benefits(a)...................................      5,926               6,334            12,260
     Fixed asset and facility closure costs..........      8,016               7,734            15,750
                                                       ----------     -------------------     --------
          Total additions............................     18,969              15,360            34,329
     Costs incurred(b)...............................     (8,075)             (4,132)          (12,207)
Balance at December 31, 1991.........................     40,428              15,418            55,846
  Additions for:
     Fixed asset and facility closure costs..........         --               1,244             1,244
     Reductions in reserves..........................     (1,506)                 --            (1,506)
                                                       ----------     -------------------     --------
          Total additions (reductions)...............     (1,506)              1,244              (262)
     Costs incurred(b)...............................    (26,073)            (11,755)          (37,828)
Balance at December 31, 1992.........................     12,849               4,907            17,756
  Additions for:
     Lease termination costs(a)......................      1,475                  --             1,475
     Employee severance & termination benefits(a)....      1,294                  --             1,294
     Fixed asset and facility closure costs..........      1,327                 906             2,233
     Reduction in reserves...........................       (865)                                 (865)
                                                       ----------     -------------------     --------
          Total additions, net.......................      3,231                 906             4,137
  Costs incurred(b)..................................    (11,026)             (4,432)          (15,458)
Balance at December 31, 1993.........................   $  5,054           $   1,381          $  6,435
                                                        ========      ==============          ========


- ---------------


(a) Substantially all amounts accrued require future cash expenditures.


(b) Costs were generally incurred in accordance with line item categories as presented above.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

OTHER INCOME -- NET

     Other income net of other (expenses) from continuing operations is summarized as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1993       1992       1991
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
    Interest and investment income..........................  $ 8,731    $ 8,399    $ 7,459
    Miscellaneous income (expense)..........................  (11,646)    (2,300)    (3,922)
                                                              -------    -------    -------
                                                              $(2,915)   $ 6,099    $ 3,537
                                                              =======    =======    =======

     Early payment interest credit expense which is the result of cash payments received by Snapper from distributors prior to receivable due dates is included in net miscellaneous income (expense). The early payment interest credit expense was $4,322,000 for 1993, $2,522,000 for 1992, and $4,348,000 for 1991.

     Miscellaneous income (expense) for 1993 includes a charge to operations of $3,000,000 for an increase in a valuation allowance for a real estate investment.

INCOME TAXES

     Income tax expense (benefit) is composed of the following:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             LIABILITY         DEFERRED
                                                              METHOD            METHOD
                                                             ---------    -------------------
                                                               1993        1992        1991
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
    Current federal........................................   $  7,620    $ 6,900    $  7,366
    Current state..........................................      3,451      4,360       3,256
    Deferred federal and state.............................      4,092     12,068     (20,655)
                                                             ---------    -------    --------
                                                              $ 15,163    $23,328    $(10,033)
                                                               =======    =======    ========

     Income tax expense (benefit) computed by applying federal statutory rates to income (loss) before income taxes is reconciled to the actual income tax expense (benefit) as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                             LIABILITY         DEFERRED
                                                              METHOD            METHOD
                                                             ---------    -------------------
                                                               1993        1992        1991
                                                             ---------    -------    --------
                                                                      (IN THOUSANDS)
    Computed tax at statutory rates........................   $ (6,825)   $15,226    $(18,934)
    State tax, net of federal benefit......................      2,243      2,877       2,149
    Effect of tax rate changes on realization of timing
      differences..........................................        414        153         301
    Amortization of goodwill...............................      3,123      3,235       2,753
    Effect of nontax basis adjustments in connection with
      acquisitions.........................................         --        914       1,037
    Tax-exempt interest....................................        (26)       (80)        (70)
    Dividends received deduction...........................       (290)        --          --
    Undistributed earnings of majority-owned subsidiary....        603        812         351
    Over provision of current tax..........................         --         --       1,675
    Deferred tax valuation allowance.......................     16,227         --          --
    Other..................................................       (306)       191         705
                                                             ---------    -------    --------
                                                              $ 15,163    $23,328    $(10,033)
                                                               =======    =======    ========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Significant components of deferred tax assets and liabilities at December 31, 1993, are as follows:

                                                             DEFERRED TAX         DEFERRED TAX
                                                                ASSETS            LIABILITIES
                                                             ------------         ------------
                                                                      (IN THOUSANDS)
    Net operating loss carryforward........................    $ 30,383
    Reserves for losses and write-down of certain assets...      14,885
    Reserves for self-insurance............................      11,781
    Alternative minimum tax credit.........................       8,805
    Provision for loss on loans and receivables............       3,509
    Tax amortizable intangible.............................       3,145
    State tax accruals.....................................       2,676
    Gain on hedge transaction..............................       2,609
    Obligation for postretirement benefits.................       1,966
    Plant closure costs....................................       1,541
    Charitable contribution carryforward...................       1,053
    Other..................................................       1,913             $  1,793
    Investment in less than 80% owned subsidiary...........          --               37,627
    Basis differences in fixed assets......................          --               29,387
    Purchase of safe harbor lease investment...............          --                9,783
    Undistributed earnings of majority-owned subsidiary....          --                1,282
                                                             ------------         ------------
    Subtotal...............................................      84,266               79,872
    Valuation allowance....................................      28,675                   --
                                                             ------------         ------------
    Total deferred taxes...................................    $ 55,591             $ 79,872
                                                              =========            =========
    Net deferred taxes.....................................                         $ 24,281
                                                                                   =========

     The valuation allowance recorded upon adoption of FASB Statement No. 109, "Accounting for Income Taxes," at January 1, 1993 was approximately $12,500,000.

     The components of deferred income tax expense (benefit) for the years ended December 31, 1992 and 1991 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                                  1992             1991
                                                                 -------         --------
                                                                      (IN THOUSANDS)
     Accelerated depreciation..................................  $ 5,138         $  3,273
     Provision for loss on loans and receivables...............      366           (1,178)
     Reserves for losses and write-down of certain assets......    1,961           (1,337)
     Plant closure costs.......................................    9,148           (1,714)
     Gain on hedge transaction.................................   (3,356)             273
     Difference in book and tax basis of assets disposed of....     (881)             197
     Undistributed earnings of majority-owned subsidiary.......      547             (110)
     Recognition of income tax net operating loss benefit......       --          (19,986)
     Other.....................................................     (855)             (73)
                                                                 -------         --------
                                                                 $12,068         $(20,655)
                                                                 =======         ========

     Actava has a net operating loss carryforward for federal income tax purposes of approximately $86,800,000 at December 31, 1993, which will expire in years 2006 through 2008. Actava has an alternative minimum tax credit carryforward of approximately $8,800,000, which may be carried forward indefinitely, available to offset regular tax in certain circumstances.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

PENSION PLANS

     Actava and its subsidiaries have several noncontributory defined benefit and other pension plans which are "qualified" under federal tax law and cover substantially all employees. In addition Actava has a "nonqualified" supplemental retirement plan which provides for the payment of benefits to certain employees in excess of those payable by the qualified plans. Benefits under the qualified and nonqualified plans are based upon the employee's years of service and level of compensation. Actava's funding policy for the qualified plans is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plans' members and to keep the plans actuarially sound. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The components of net periodic pension costs are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1993      1992      1991
                                                                -------   -------   -------
                                                                      (IN THOUSANDS)
    Service cost -- benefits earned during the period.........  $ 2,724   $ 3,234   $ 2,707
    Interest cost on projected benefit obligation.............    1,892     1,712     1,378
    Actual return on plan assets..............................   (2,318)   (1,912)   (2,304)
    Net amortization and deferral.............................      454       298     1,001
                                                                -------   -------   -------
                                                                $ 2,752   $ 3,332   $ 2,782
                                                                =======   =======   =======

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     The following tables set forth the funded status and amount recognized in the Consolidated Balance Sheets for Actava's defined benefit pension plans:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1993         1992
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    PLANS WHOSE ASSETS EXCEED ACCUMULATED BENEFITS
    Actuarial present value of benefit obligations:
      Vested benefit obligations...................................  $ (4,652)    $(11,717)
                                                                     ========     ========
      Accumulated benefit obligation...............................  $ (5,232)    $(13,100)
                                                                     ========     ========
      Projected benefit obligations................................  $ (5,232)    $(15,035)
      Plan assets at fair value....................................     6,296       15,197
                                                                     --------     --------
      Funded status -- plan assets in excess of projected benefit
         obligation................................................  $  1,064     $    162
                                                                     ========     ========
    Comprised of:
      Accrued pension cost.........................................  $     --     $ (2,265)
      Prepaid pension cost.........................................       415          332
      Unrecognized net gain (loss).................................      (523)         702
      Unrecognized prior service cost..............................       187          325
      Unrecognized net assets at January 1, 1987, net of
         amortization..............................................       985        1,068
                                                                     --------     --------
                                                                     $  1,064     $    162
                                                                     ========     ========
    PLANS WHOSE ACCUMULATED BENEFITS EXCEED ASSETS
    Actuarial present value of benefit obligations:
      Vested benefit obligation....................................  $(21,174)    $ (8,198)
                                                                     ========     ========
      Accumulated benefit obligation...............................  $(22,224)    $ (8,340)
                                                                     ========     ========
      Projected benefit obligation.................................  $(25,320)    $ (9,035)
      Plan assets at fair value....................................    18,615        5,594
                                                                     --------     --------
      Funded status -- projected benefit obligation in excess of
         plan assets...............................................  $ (6,705)    $ (3,441)
                                                                     ========     ========
    Comprised of:
      Accrued pension cost.........................................  $ (4,637)    $ (3,246)
      Prepaid pension cost.........................................        --          596
      Unrecognized net gain (loss).................................    (2,157)      (1,098)
      Unrecognized prior service cost..............................      (215)        (215)
      Unrecognized net obligation at January 1, 1987, net of
         amortization..............................................       304          522
                                                                     --------     --------
                                                                     $ (6,705)    $ (3,441)
                                                                     ========     ========

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

     Future minimum payments for the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows:

                            YEARS ENDING                           OPERATING         CAPITAL
                            DECEMBER 31,                            LEASES           LEASES
    -------------------------------------------------------------  ---------         -------
                                                                        (IN THOUSANDS)
    1994.........................................................   $12,976          $   462
    1995.........................................................    10,321              287
    1996.........................................................     8,813              157
    1997.........................................................     7,717              138
    1998.........................................................     5,377                0
    Thereafter...................................................    12,847                0
                                                                   ---------         -------
    Total minimum lease payments.................................   $58,051            1,044
                                                                    =======
    Less amounts representing interest...........................                       (128)
                                                                                     -------
    Present value of net minimum lease payments..................                        916
                                                                                      ======

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

LITIGATION

     On February 18, 1994, Photographic Concepts Inc. ("PCI"), a Florida corporation, sued Qualex in the United States District Court for the Middle District of North Carolina, in a lawsuit captioned Photographic Concepts, Inc.
v. Qualex, Inc., Civil Action No. 1:94-CV-00081. PCI's claims arise out of allegations that Qualex entered into and then breached an agreement with PCI relating to the marketing of on-site "microlab" photofinishing services. During 1993, Qualex's microlab business resulted in $33,300,000 in revenues and $7,300,000 in gross profits, and Qualex expects such business to increase in the future. PCI alleges, among other things, that Qualex breached agreement with PCI, and misappropriated trade property and other information from PCI. PCI is seeking an injunction against Qualex's alleged use and misappropriation of PCI's allegedly confidential and proprietary trade methods and techniques, an accounting for and payment over to PCI of Qualex's profits from such alleged use and misappropriation, unspecified consequential and punitive damages and attorneys' fees and other costs of litigation. Qualex is currently gathering the information and documents necessary to file its response to PCI's Complaint. That response must be filed by April 25, 1994. Qualex intends to defend the case vigorously, but the Company is unable to determine the probable impact of the suit at this early stage in the proceeding.

     In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc., which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991. While these actions are in their preliminary stages, management currently believes the actions will not materially affect the operations or financial position of Actava.


     On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes, involving events occurring on or before June 22, 1987. The DOJ alleges among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but not have agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. The DOJ has asserted damages of approximately $3.5 million. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10 million. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, the lawsuit could have a material effect on the results of operations and financial condition of the Company. Management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this suit.



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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     In January 1992, Qualex entered into an agreement with a bank whereby it sells an undivided interest in a designated pool of trade accounts receivable on an ongoing basis. The receivables are discounted at the commercial paper rate. At December 31, 1993 this rate was 3.42%. In addition, the bank charges Qualex a program fee of .425% of the balance outstanding at the end of each month.


     The maximum allowable amount of receivables to be sold, initially set at $50,000,000, was increased to $75,000,000 in August 1992. Qualex continued to service the receivables at no charge to the purchaser since any servicing cost would be negligible due to the nature of the receivables, e.g., short-term (generally collected in 45 days based on invoice terms). As collections reduce the pool of sold accounts receivable, Qualex sells participating interest in new receivables to bring the amount sold up to the desired level. At December 31, 1993 and 1992, the uncollected balance of receivables sold amounted to $60,000,000 and $30,000,000, respectively. The proceeds are reported as operating cash flows in the statement of cash flows and a reduction of receivables in Qualex's balance sheet. Total proceeds received by Qualex during the year were $519,000,000 for 1993 and $220,000,000 for 1992. The allowance for doubtful accounts for Qualex includes a reserve for losses on receivables sold with recourse pursuant to this agreement which was recorded at the time of sale. During 1993 and 1992, Qualex recorded expense of $2,200,000 and $1,100,000, respectively, which represents the discount and fees charged on these sales. No other gains or losses are recorded on the sale of these receivables.


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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                  SUMMARY OF QUARTERLY EARNINGS AND DIVIDENDS

                                                                 QUARTERS ENDED IN 1993
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............................................  $263,887   $313,261   $344,479   $319,484
Gross Profit..........................................    61,402     82,210     85,632     54,427
Cumulative effect of change in accounting
  principle(c)........................................    (4,404)        --         --         --
Net income (loss)(a)(c)(d)(e).........................  $ (7,604)  $     43   $ (9,047)  $(30,986)
                                                        ========   ========   ========   ========
Earnings (loss) per share before cumulative effect of
  change in accounting principle......................  $   (.19)  $     --   $   (.51)  $  (1.76)
Cumulative effect of change in accounting principle...      (.27)        --         --         --
Net income (loss).....................................  $   (.46)  $     --   $   (.51)  $  (1.76)
                                                        ========   ========   ========   ========
Cash dividends........................................  $    .09   $    .09   $    .09   $    .09

                                                                 QUARTERS ENDED IN 1992
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............................................  $276,284   $288,248   $307,585   $276,626
Gross Profit..........................................    86,607    106,136    119,885     92,985
Cumulative effect of change in accounting
  principle(b)........................................     1,034         --         --         --
Net income (loss)(a)(b)...............................  $   (772)  $  2,631   $  4,713   $  5,027
                                                        ========   ========   ========   ========
Earnings (loss) per share before cumulative effect of
  change in accounting principle......................  $   (.11)  $    .16   $    .28   $    .31
Cumulative effect of change in accounting principle...       .06         --         --         --
Net income (loss).....................................  $   (.05)  $    .16   $    .28   $    .31
                                                        ========   ========   ========   ========
Cash dividends........................................  $    .09   $    .09   $    .09   $    .09

- ---------------

(a) Actava's lawn and garden division estimates certain sales related expenses for the year and charges these expenses to income based upon estimated sales for the year. Sales and expenses for 1993 were different than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net loss would have increased in the first and second quarter by $4,500,000 and $7,450,000, respectively, and decreased in the third and fourth quarters by $1,750,000 and $10,200,000, respectively. Sales and expenses for the year were also different in 1992 than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net income would have increased in the first and third quarters by $3,500,000 and $700,000, respectively, and decreased in the fourth quarter by $4,200,000.
(b) Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize these costs at the time the advertising is placed by the customer. Under the proof advertising program, Qualex reimburses certain advertising costs incurred by its customers up to a percentage of sales to that customer. Qualex previously accrued such costs at the time of the initial sale. Qualex believes that this new method is preferable because it recognizes advertising expense as it is incurred rather than at the time of the initial sale to the customer. Information for the first quarter of 1992, as previously reported, differs from the above amounts as a result of this change. The effects of this change do not have a significant effect on the other quarters.
(c) Effective January 1, 1993, Actava adopted FASB Statement No. 106, "Accounting for Postretirement Benefits Other Than Pensions". Actava and its subsidiaries provide group medical plans and life insurance coverage for certain employees subsequent to retirement. In prior years, these benefits had been charged to operations on a pay-as-you-go (cash) basis; effective as of 1993 they are charged to operations on an accrual basis. Information for the first quarter of 1993, as previously reported, differs from the above amounts because the cumulative effect was originally reported net-of-tax.
(d) During the fourth quarter of 1993, Actava's lawn and garden division revised its estimate of accrued product warranty expense to reflect an increase in the amount of future warranty cost to be incurred due to increased warranty claims. This change in accounting estimate resulted in an increase in the net loss for the fourth quarter of approximately $4,000,000.
(e) During the fourth quarter of 1993, Actava increased its valuation allowance for an investment in a real estate development from $1,425,000 to $4,425,000, due to an accelerated plan for disposition. This plan of disposition was changed in the fourth quarter in order to facilitate a return on the real estate investment by offering the real estate for sale as raw or minimally developed land, rather than fully developing or participating in the full development of the real estate. This change in estimate resulted in an increase in the net loss for the fourth quarter of approximately $3,000,000.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.