Form 10-Q/A
period 1994-03-31
ACTAVA GROUP INC
filed 1994-10-07
CIK 39547

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

ACQUISITIONS


     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. See "Redeemable Common Stock" in Notes to Consolidated Financial Statements. The company also entered into an agreement which may provide the seller the right to additional payments approximately one year after the purchase date, depending upon the value of the issued shares at that time. The payment of cash or the issuance of additional shares will not increase the cost of DP; since the cost of DP will be increased by the amount of such item and simultaneously reduced by a corresponding amount due to an adjustment to the respective redeemable common stock. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.


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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)


OTHER INCOME (EXPENSE)


     Other income (expense) is summarized as follows (in thousands):


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     ---------------------
                                                                      1994          1993
                                                                     -------       -------
    Interest and investment income.................................  $ 1,353       $ 2,906
    Miscellaneous income...........................................      965         1,241
    Miscellaneous (expense)........................................   (2,775)       (2,414)
                                                                     -------       -------
                                                                     $  (457)      $ 1,733
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


     On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co.,Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc. dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes, involving events occurring on or before June 22, 1987. The DOJ alleges among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. The DOJ has asserted damages of approximately $3,500,000. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10,000,000. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, the lawsuit could have a material effect on the results of operations and financial condition of the Company. Management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this suit.



     Actava is a defendant in various other legal proceedings. However, the Company is not aware of any action which, in the opinion of management, would materially affect the financial position, results of operations or liquidity of the Company.

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


     Interest expense for the first quarter of 1994 of $11.3 million is an increase of $1.2 million from the first quarter of 1993. This increase is partially attributable to $.3 million of higher interest due to higher average borrowing at Snapper under the revolving credit facilities established to provide working capital. This increase is primarily attributable to the inclusion of $.9 million of DP interest expense for the three months ended March 31, 1994 and none for the comparable previous pre-acquisition period. At March 31, 1994, Qualex,

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS -- (CONTINUED)

Snapper and all of the Actava Sports companies had separate credit lines in place, which has substantially reduced their reliance on Actava for working capital needs.

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


     The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments. The fair value of the currency swap as of March 31, 1994 and December 31, 1993 was approximately $13.0 million and $10.8 million, respectively; however, this is subject to change as domestic interest rates, foreign currency markets, and debt service payments made are determining factors. The Company would receive the proceeds payable upon the termination of the currency swap.

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


     On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12 million (the "Acquisition Shares"), and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company recorded redeemable common stock of $12 million upon the issuance of the Acquisition Shares. SEE "ACQUISITIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company also entered into an agreement which may provide the seller with additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The agreement gives the seller the right under certain circumstances, to require the Company to purchase the 1,090,909 shares issued to the seller in connection with the acquisition (the "Acquisition Shares") at a price equal to $11.00 per share. The payment of additional cash or the issuance of additional shares will not increase the cost recorded by Actava for DP since the cost of DP will be increased by the amount of such item and simultaneously reduced by a corresponding amount due to an adjustment to the respective redeemable common stock. The right of the seller to receive additional payments of cash or additional shares of Company Common Stock becomes exercisable after June 8, 1994. In the event that a registration statement under the Securities Act of 1933, as amended, is in effect with respect to the Acquisition Shares, the Company may require the seller to sell the Acquisition Shares to purchasers other than the Company and pay to the seller the difference between the price received and $11.00 per share. The Company has filed a Registration Statement under the Securities Act of 1933, as amended, with respect to the Acquisition Shares. If the Registration Statement is not declared effective on or before June 8, 1994, the Company will be required to repurchase the Acquisition Shares for $12.0 million in cash. Any such repurchase would violate covenants in the Company's credit and subordinated debt agreements.


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


DATE: October 7, 1994