Form 10-Q/A
period 1994-06-30
ACTAVA GROUP INC
filed 1994-10-07
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 1



                                       TO



                                  FORM 10-Q/A


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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  'X'      NO

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF AUGUST 8, 1994 -- 18,335,186 SHARES OF COMMON STOCK.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                         JUNE 30,     DECEMBER 31,
                                                                           1994           1993
                                                                        -----------   ------------
                                                                        (UNAUDITED)
                                              ASSETS
Current assets
  Cash................................................................   $  14,015     $   18,770
  Short-term investments..............................................      31,922         29,635
  Receivables (less allowances for doubtful accounts of $8,768 in 1994
     and $10,227 in 1993).............................................     171,972        276,018
  Current portion of notes receivable.................................       5,300             --
  Inventories.........................................................      67,051        108,439
  Prepaid expenses....................................................       4,710         43,809
  Future income tax benefits..........................................      25,343         32,434
                                                                        -----------   ------------
          Total current assets........................................     320,313        509,105
Investment in Qualex..................................................     142,832             --
Property, plant and equipment.........................................     113,455        474,235
  Less allowances for depreciation....................................     (44,351)      (198,881)
                                                                        -----------   ------------
                                                                            69,104        275,354
Notes receivable from Triton Group Ltd................................      19,226         26,726
Other assets..........................................................       5,610         50,702
Long-term investments.................................................      15,473         26,611
Intangibles...........................................................      19,048        386,626
                                                                        -----------   ------------
          Total assets................................................   $ 591,606     $1,275,124
                                                                         =========     ==========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable, accrued expenses and other current liabilities....   $ 120,121     $  263,883
  Notes payable.......................................................     100,447        135,114
  Current portion of long-term debt...................................       4,604          6,665
                                                                        -----------   ------------
          Total current liabilities...................................     225,172        405,662
Deferred income taxes.................................................      33,621         56,715
Long-term debt........................................................       2,107        220,887
Subordinated debt.....................................................     187,787        190,551
Minority interest in photofinishing subsidiary........................          --        205,395
Redeemable common stock...............................................      12,000         12,000
Stockholders' equity
  Common stock (22,767,744 shares in 1994 and 1993)...................      22,768         22,768
  Additional capital..................................................      37,153         46,361
  Retained earnings...................................................     178,876        236,334
  Less treasury stock -- at cost (4,432,558 shares in 1994 and
     5,132,558 in 1993)...............................................    (107,878)      (121,549)
                                                                        -----------   ------------
                                                                           130,919        183,914
                                                                        -----------   ------------
          Total liabilities and stockholders' equity..................   $ 591,606     $1,275,124
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

QUALEX INC. -- DISCONTINUED OPERATIONS


     Qualex, Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava was deemed to control Qualex because it owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. As a result of its voting control, the Company in prior periods consolidated the accounts of Qualex and presented Kodak's portion of the ownership and equity in the income of Qualex as a minority interest. During the second quarter of 1994, a change of control of the Company occurred under the terms of the Shareholders Agreement between the Company and Kodak relating to Qualex (the "Qualex Shareholders Agreement"). The change of control was the result of the election of John D. Phillips as President and Chief Executive

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

Officer of Actava. As a result of this change of control and as required by the Qualex Shareholders Agreement, the composition of the Board of Directors of Qualex was changed and certain shares of voting preferred stock of Qualex held by the Company were redeemed by Qualex on June 30, 1994. The effect of this redemption was to reduce the Company's ownership of the voting securities of Qualex from 51% to 50%. Because of these changes, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method of accounting effective as of April 19, 1994. The change in the accounting treatment of the Company's interest in Qualex did not affect the net income or shareholders' equity of the Company, but it reduced the Company's consolidated total assets, liabilities, sales and costs and expenses because these specific accounts of Qualex were no longer included with those of the Company.


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
                                                                    ========   ==========


     In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex for all years presented are reported in the accompanying statements of operations under discontinued operations. In the second quarter of 1994, the Company provided for an anticipated loss of $37,858,000 on the sale of its interest in Qualex and the related covenant not to compete and release. No income tax expenses or benefits were recognized due to the Company's net operating loss carryforwards and recognition of tax benefits in prior periods.



     On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note is payable in installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on sale of Qualex.

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
                                              ========     ========     ========     ========

ACQUISITIONS


     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which obligated the Company under certain conditions, all of which have been satisfied, to repurchase the shares of Common Stock issued in the acquisition for $12,000,000 at the option of the holder of such shares. SEE "REDEEMABLE COMMON STOCK" in Notes to Consolidated Financial Statements. The repurchase of such shares will not increase the Company's investment in DP since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the respective redeemable common stock. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.


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
                                                                     ========   ==========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Work in process is not considered significant.


OTHER INCOME (EXPENSE)


     Other income (expense) is summarized as follows (in thousands):


                                                            THREE MONTHS        SIX MONTHS
                                                               ENDED              ENDED
                                                              JUNE 30,           JUNE 30,
                                                          ----------------   ----------------
                                                           1994      1993     1994      1993
                                                          -------   ------   -------   ------
    Interest and investment income......................  $   927   $1,440   $ 1,845   $3,762
    Miscellaneous income................................    1,010    1,177     1,764    2,060
    Miscellaneous (expense).............................   (1,140)    (730)   (2,868)  (2,067)
                                                          -------   ------   -------   ------
                                                          $   797   $1,887   $   741   $3,755
                                                          =======   ======   =======   ======



     Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense). The early payment interest credit expense was $947,000 and $637,000 for the three month periods ended June 30, 1994 and 1993, respectively, and $2,110,000 and $1,778,000 for the six month periods ended June 30, 1994 and 1993, respectively.


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

LITIGATION

     In 1991, three lawsuits were filed against the Company, certain of the Company's current and former directors and Intermark, Inc., which owned approximately 26% of the Company's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against the Company, Intermark and its current directors, and costs of suit and attorneys' fees. The other two complaints alleged, among other things, that members of the Company's Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance the

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

Company's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991. While these actions are in their preliminary stages, management currently believes the actions will not materially affect the results of operations, financial position or liquidity of the Company.



     On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 5, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes, involving events occurring on or before June 22, 1987. The DOJ alleges among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. The DOJ has asserted damages of approximately $3,500,000. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10,000,000. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, the lawsuit could have a material effect on the results of operations and financial condition of the Company. Management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this suit.



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


     Actava Sports companies manufacture, import and distribute products for a broad cross-section of the sporting goods, fitness and leisure markets. Products are sold under a variety of Actava companies' own brand names, as well as under licenses from the National Football League, National Basketball Association, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc., The Keds Corporation (Keds(R) and Pro-Keds(R)), Body by Jake Licensing Corporation (Body by Jake(R)), and numerous colleges and universities. On July 20, 1994, Actava and Roadmaster entered into a definitive agreement under which the four Actava Sports companies will be combined with Roadmaster. Under the terms of the agreement, and upon consummation of the transaction, Actava would transfer its sporting goods companies to Roadmaster in exchange for approximately 19.2 million shares of Roadmasters' common stock, which will represent approximately 39% of Roadmaster's outstanding stock. The value of Actava's investment in Roadmaster would be approximately $70.7 million based on the $3.6875 closing price for Roadmaster common stock on June 30, 1994 and approximately $75.5 million based on the $3.9375 closing price for Roadmaster common stock on August 11, 1994. Completion of the transaction is subject to a number of conditions, including approval by the shareholders of both Roadmaster and Actava. The accounting treatment of the transaction for Actava will depend upon the value of Roadmaster Common Stock (the "Stock Value") as of the consummation of the transaction ("Closing Date") and Actava's book value in the Sports Companies as of the Closing Date (the "Book Value"). If the Stock Value exceeds the Book Value as of the Closing Date, no gain will be realized by Actava for accounting purposes, and Actava will record the Exchange Shares on its books at an amount equal to the Book Value. On the other hand, if the Book Value exceeds the Stock Value as of the Closing Date, then Actava will record a loss upon consummation of the Exchange Transaction in an amount equal to the difference between the Book Value and the Stock Value. The value of the Roadmaster common stock received in the combination will be determined by its market price on the closing date of the transaction. The book value of the Actava sporting goods companies, as adjusted by certain debt which will be repaid to Actava as a result of the transaction, as of June 30, 1994 was $70.7 million. Actava will not classify the sporting goods companies as a discontinued operation due to the interest retained by Actava as represented by its approximately 39% equity investment in Roadmaster.


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

     Lawn and Garden: Snapper's second quarter sales to distributors decreased $18.8 million, or 25.3%, to $55.5 million in 1994 from $74.3 million in 1993. Snapper's gross profit decreased $3.6 million, or 26.6% for the second quarter, to $9.8 million in the 1994 period from $13.4 million in 1993. Sales for the six month period ended June 30, 1994 decreased to $130.2 million from $142.9 million, an 8.9% decrease from the same 1993 period. Gross profit for the six month period ended June 30, 1994 decreased by $986,000 or 3.6% to $26.5 million from $27.5 million for the same period in the prior year. The sales decrease in the second quarter and six month periods reflects the trend by Snapper distributors and dealers to order products only as needed by them to replenish retail inventories as required by actual consumer demand. The 25% decrease in sales in the second quarter, compared to the second quarter of 1993, also reflects the fact that in June 1993 Snapper began production and shipment of products for the 1994 selling season, whereas in 1994 production for the 1995 selling season will not begin until the third fiscal quarter. The decrease in gross profit during the second quarter of 1994 is due to the lower than prior year sales level of core products as well as higher margin accessories. Also contributing to the decline in gross profit for the second quarter and the slight decrease in the gross profit for the 1994 year-to-date period when compared to the same 1993 periods was the impact in the 1994 periods of the 1993 transfer or sale of inventory at four company owned domestic distributors to independent distributors. During 1993 the Company closed three Company-owned domestic distributors and sold one such distributor. Selling, general and administrative expenses decreased by $1.7 million, or 14.7%, to $10.2 million for the second quarter of 1994 from $11.9 million for the comparable 1993 quarter, primarily due to the effect of lower second quarter 1994 sales on sales volume related expenses such as advertising. Selling, general and administrative expenses increased by $699,000, or 3%, to $24.2 million from $23.5 million for the six month period ended June 30, 1994 compared to the prior year period primarily due to special promotions for the period, which were implemented to encourage distributors to sell aged inventory items to dealers.

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


     Interest expense for the second quarter of 1994 of $7.5 million is an increase of $1.0 million from the second quarter of 1993. Interest expense for the six months ended June 30, 1994 of $14.8 million is an increase of $2.3 million from the $12.5 million of interest expense for the same 1993 period. These increases are primarily due to increases in interest expense for Snapper of $.7 million and an increase of $1.7 million for DP, which was acquired in June 1993 and thus included for only a part of the 1993 year to date period. The higher average borrowings at Snapper under the revolving credit facilities established to provide working capital and higher interest rates for the 1994 period were the reason for the Snapper increase in interest expense to $3.6 million for the period ended June 30, 1994 from $2.9 million for the same 1993 period. The inclusion of $1.8 million of DP interest expense for the entire six month period ended June 30, 1994 as compared to $.1 million for only the post-acquisition period in the same 1993 period is the principal reason for the consolidated increase in interest expense. During the second quarter of 1994, Snapper and all of the Actava Sports companies had separate credit lines in place, which has substantially reduced their reliance on Actava for working capital needs.


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


     Discontinued Operations: In 1988 the Company combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase, forming a jointly-owned company, Qualex. During the second quarter of 1994, a change of control of the Company occurred under the Shareholders Agreement between the Company and Kodak relating to Qualex. The change of control occurred when the Board of Directors of Actava elected a new president and chief executive officer. Prior to the change of control, the Company had owned 51% of the voting stock of Qualex and had designated a majority of the members of the Board of Directors of Qualex. As a result of the change of control, the Company's ownership of the voting stock of Qualex was reduced to 50% and the Company and Kodak each became entitled to elect an equal number of members of the Board of Directors of Qualex. Because of these changes affecting the Company's control of Qualex, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method. In addition, the Company made a decision during the second quarter to dispose of its interest in Qualex. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the Qualex results for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $37.9 million for loss on the disposal of discontinued operations and a loss of $2.8 million from operations of discontinued operations is reflected in Actava's year-to-date net loss as a result. See "Qualex Inc. -- Discontinued Operations" in Notes to Consolidated Financial Statements.



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


     On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock (the "Acquisition Shares") valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company recorded redeemable Common Stock of $12 million upon the issuance of the Acquisition Shares. See "Acquisitions" in Notes to Consolidated Financial Statements. The Company also entered into an agreement providing the holder of the Acquisition Shares (the "Holder") with the right to receive additional payments depending upon the value of the Acquisition Shares over a period of not longer than one year from the purchase date. The agreement gives the Holder the right under certain circumstances, which have already occurred, to require the Company to purchase the Acquisition Shares at a price equal to $11.00 per share. The repurchase of the Acquisition Shares will not increase the cost recorded by Actava for DP since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the respective redeemable common stock. The right of the Holder to receive additional payments of cash became exercisable after June 8, 1994 and would have expired if not exercised on or before August 7, 1994. On August 3, 1994, the Holder agreed to extend the exercise date to February 17, 1995 in exchange for a $435,000 fee and an irrevocable letter of credit in the amount of $12.0 million which is available and payable to the Holder on and after February 17, 1995 upon demand and tender of the Acquisition Shares. The $435,000 fee will be amortized over the term of the extension. Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. The repurchase of the Acquisition Shares may violate some of these covenants.


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