Form 10-K/A
period 1993-12-31
ACTAVA GROUP INC
filed 1994-10-31
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 4


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

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 24, 1994 WAS 17,635,186 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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


     Actava owns 51% of the voting stock of Qualex, is entitled to and has elected a majority of the members of the Board of Directors of Qualex, and has the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that, under generally accepted accounting principles, it has effective unilateral control of Qualex which is not temporary. As a result, the Company consolidates the results of operations of Qualex with the results of operations of the Company.



     Upon the formation of Qualex in 1988, the Company and Kodak entered into a Shareholder Agreement (the "Qualex Shareholders Agreement") that provided, among other things, for a reduction in the Company's voting control of Qualex from 51% to 50% and for changes in the composition of the Board of Directors of Qualex in the event of a "change in control" of the Company. The Qualex Shareholders Agreement defined the term "change in control" to include a "transaction or occurrence the effect of which is to give a person or group of affiliated persons or entities the power to direct the management and policies" of the Company.



     In 1991, Charles R. Scott was elected President and Chief Executive Officer of the Company. At the time of his election, Mr. Scott was also serving as Chairman and Chief Executive Officer of a company that owned approximately 25% of the Company's voting stock and was the Company's single largest stockholder. Because Mr. Scott was serving at the same time as the chief executive officer of both the Company and the Company's single largest stockholder, the Company and Kodak agreed that a "change in control" of the Company had occurred for purposes of the Qualex Shareholders Agreement. Despite this "change in control" of the Company, Kodak agreed that the Company would continue to own 51% of the voting control of Qualex and to elect a majority of the directors of Qualex. The Qualex Shareholders Agreement, however, was amended to provide that Kodak had the right to change the Company's control of Qualex on March 1, 1992 or on any subsequent March 1. The Company does not believe Kodak will exercise the right to change the Company's control of Qualex, and Kodak, in fact, did not exercise this right on March 1, 1992, 1993 or 1994.


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

ENVIRONMENTAL PROTECTION


     Actava's manufacturing and processing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not materially affected, and is not expected to have a material effect on, Actava's competitive position, financial condition or results of operations. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1993, and are not expected to be material in future years for compliance relating to facilities owned by Actava in 1993. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $300,000 for all three sites. The Company is participating with the Federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. The Company has been advised by the Ohio agency that remediation costs for the site may be as much as $1.7 million; however, at this time the Company's share of these costs, if any, cannot be reasonably estimated. DP is also complying with various requirements under a compliance order under the Resource Conservation Recovery Act as administered by the State of Alabama. Approximately $750,000 of this reserve was accrued by DP and charged to operations prior to its acquisition by the Company based on management's initial estimate of such clean-up costs. This estimate was based on discussions with legal counsel, the initial findings of a feasability study performed by an environmental engineering company commissioned by the Company and a review of the compliance order as administered by the State of Alabama. The Company recorded an additional $750,000 for such costs at the acquisition date based upon subsequent findings in the study performed by an environmental engineering company.


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

                                    PART II


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

                                          THE ACTAVA GROUP INC.

                                          By:   FREDERICK B. BEILSTEIN, III
                                            ------------------------------------
                                                Frederick B. Beilstein, III
                                                 Senior Vice President and
                                                  Chief Financial Officer


Dated: October 31, 1994

                             THE ACTAVA GROUP INC.

                           ANNUAL REPORT ON FORM 10-K


                                 ITEM 14(A)(1)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS


                          YEAR ENDED DECEMBER 31, 1993

FORM 10-K-ITEM 14(A)(1)


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
                                                               ========   =========   =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      COMMON STOCK                               TREASURY STOCK
                                                    ----------------   ADDITIONAL   RETAINED   ------------------
                                                    SHARES   AMOUNT     CAPITAL     EARNINGS   SHARES    AMOUNT      TOTAL
                                                    ------   -------   ----------   --------   ------   ---------   --------
                                                                                 (IN THOUSANDS)
Balance -- January 1, 1991........................  22,768   $22,768    $ 46,276    $344,622    6,254   $(122,136)  $291,530
  Net (loss) for the year.........................                                   (50,821)                        (50,821)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (5,947)                         (5,947)
  Common Stock issued under employee stock
    options.......................................                          (220)                 (30)        585        365
  Common Stock purchased and other................                           306                               (2)       304
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1991......................  22,768    22,768      46,362     287,854    6,224    (121,553)   235,431
  Net income for the year.........................                                    11,599                          11,599
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (5,956)                         (5,956)
  Common Stock issued under employee stock
    options.......................................                                                 (1)          4          4
  Other, principally foreign currency translation
    adjustment....................................                                    (1,231)                         (1,231)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1992......................  22,768    22,768      46,362     292,266    6,223    (121,549)   239,847
  Net income for the year.........................                                   (47,594)                        (47,594)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                    (6,250)                         (6,250)
  Other, principally foreign currency translation
    adjustment....................................                                    (2,089)                         (2,089)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1993......................  22,768   $22,768    $ 46,362    $236,333    6,223   $(121,549)  $183,914
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

Intangibles


     Intangibles consist of the excess of the purchase price over the net assets of businesses acquired, customer lists and covenants not to compete. Amounts relating to the excess of the purchase price over the net assets of businesses acquired are amortized over a 40-year period using the straight-line method. Amounts relating to customer lists and covenants not to compete are amortized over two to five years or the life of the agreement, respectively. Management continuously evaluates intangible assets to determine that no diminishment in value has occurred. Management evaluates intangible assets on the basis of the operations of the particular entity to which the intangible relates to determine whether any changes in the nature and expected benefits to be derived from the intangible have occurred which would require an adjustment to its recorded value. The Company prepares an undiscounted cash flow value analysis to compare with the recorded cost of intangibles, including goodwill, to evaluate whether the value of the intangible has been impaired. In the event management believes that the value of the intangible has been impaired because the recorded value of the intangible is greater than its calculated value, the Company will write-down the recorded value of the intangible. In conjunction with the evaluation of any possible impairment of its intangibles, the Company also similarly assesses whether a change in the life of the intangible is required for amortization purposes.


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
                                                                       ========   ========

Income Taxes

     Income taxes are provided for all taxable items in the statement of operations regardless of when these items are reported for federal income tax purposes. Actava elects to utilize certain provisions of the federal

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
income tax laws to reduce current taxes payable. Deferred income taxes are provided for temporary differences in recognition of income and expenses for tax and financial reporting purposes.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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
                                                                 ========   ========   ========

PHOTOFINISHING TRANSACTION


     Photofinishing operations are conducted by Qualex Inc., which was formed in March 1988 by the combination of Actava's photofinishing subsidiary with the domestic photofinishing operations of Eastman Kodak Company. Actava and Kodak currently share equally in Qualex's equity, income and dividends. Actava, however, owns 51% of the voting stock of Qualex, is entitled to and has elected a majority of the members of the Board of Directors of Qualex, and has the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it has effective unilateral control of Qualex which is not temporary. As a result, the Company consolidates the results of operations of Qualex with the results of operations of the Company.



     Upon the formation of Qualex in 1988, the Company and Kodak entered into a Shareholders Agreement (the "Qualex Shareholders Agreement") that provided, among other things, for a reduction in the Company's

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
voting control of Qualex from 51% to 50% and for changes in the composition of the Board of Directors of Qualex in the event of a "change in control" of the Company. The Qualex Shareholders Agreement defined the term "change in control" to include a "transaction or occurrence the effect of which is to give a person or group of affiliated persons or entities the power to direct the management and policies" of the Company.



     In 1991, Charles R. Scott was elected President and Chief Executive Officer of the Company. At the time of his election, Mr. Scott was also serving as Chairman and Chief Executive Officer of a company that owned approximately 25% of the Company's voting stock and was the Company's single largest stockholder. Because Mr. Scott was serving at the same time as the chief executive officer of both the Company and the Company's single largest stockholder, the Company and Kodak agreed that a "change in control" of the Company had occurred for purposes of the Qualex Shareholders Agreement. Despite this "change in control" of the Company, Kodak agreed that the Company would continue to own 51% of the voting control of Qualex and to elect a majority of the directors of Qualex. The Qualex Shareholders Agreement, however, was amended to provide that Kodak had the right to change the Company's control of Qualex on March 1, 1992 or any subsequent March 1. The Company does not believe that Kodak will exercise the right to change the Company's control of Qualex, and Kodak, in fact, did not exercise this right on March 1, 1992, 1993 or 1994.


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

ACQUISITIONS

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which may provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The issuance of additional payments of cash since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the respective redeemable common stock. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
over net assets acquired of approximately $11,417,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

ACCOUNTS AND NOTES RECEIVABLE

     Receivables from sales of Actava's lawn and garden products amounted to $146,994,000 and $157,605,000 at December 31, 1993 and 1992, respectively. The receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk due to the common business of the customers are limited due to the number of customers comprising the customer base and their geographic location. Ongoing credit evaluations of customer's financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

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

     Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would have amended or eliminated the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement. On August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking preliminary injunction. The motion seeking a preliminary

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
injunction was heard on August 10, 1993, and was denied. Triton then withdrew its motion to modify its Plan of Reorganization. Therefore, the provisions of the Amended and Restated Loan Agreement continue to remain in effect. On August 19, 1993, the Amended and Restated Loan agreement was amended to allow Triton to satisfy certain margin call requirements by making deposits to a Collateral Deposit Account in lieu of delivering certificates of deposit. The margin call provisions for principal repayments and transfers of shares of Company Common Stock were not amended. On December 7, 1993, the Amended and Restated Loan Agreement was amended, in connection with a $5,000,000 prepayment of principal received on December 7, 1993, to provide for quarterly principal payment installments of $1,250,000 due on the last day of each quarter of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The Agreement was also amended to require 75,000 additional shares of Actava Common Stock to be pledged as collateral and to modify the margin call provisions of the Agreement to provide a $7.50 minimum per share value of Actava Common Stock for purposes of determining the amount of any margin call mandatory payments. These modifications limit the circumstances under which Triton must pledge additional collateral for the loan; however, the 4,413,598 shares of Actava Common Stock owned by Triton will continue to be pledged to secure the loan until the loan is paid in full. At March 3, 1994, the pledged shares had a market value of $30,895,000 as compared to the loan balance of $26,726,000. In the opinion of management, the shares held as collateral are, and will continue to be, sufficient to provide for realization of the loan.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a three year Loan and Security Agreement with a financial institution to provide up to $35,000,000 of working capital. Interest is payable at the prime rate plus 1 1/4%. The Agreement provides for a facility fee of $350,000. The loan is principally secured by certain receivables and inventory of the subsidiary and requires the subsidiary to comply with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; however, the assets potentially

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
available as collateral are, in the aggregate, $23,681,000. At December 31, 1993, $1,846,000 was outstanding under the agreement while no amounts were outstanding at December 31, 1992.

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a one-year Revolving Loan Agreement with a financial institution to provide up to $6,500,000 for working capital. Interest is payable at the prime rate of the financial institution. The loan is unsecured and requires the subsidiary to comply with various restrictive financial covenants. In August, 1993, the agreement was amended to increase the facility limit to $8,000,000 for a six-month period beginning September 1, 1993, and to extend the term of the agreement until August 31, 1994. At December 31, 1993, $2,700,000 was outstanding under the Agreement while no amounts were outstanding at December 31, 1992.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

     In 1987 Actava issued $75,000,000 of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into Actava's Common Stock at a conversion price of $41 5/8 per share. At Actava's option the Debentures may be redeemed at 101% plus accrued interest prior to August 4, 1994 and at 100% thereafter.

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

     Actava has reserved the shares of Common Stock listed below for possible future issuance:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                      1993          1992
                                                                    ---------     ---------
    Stock options.................................................    761,000       871,375
    6 1/2% Convertible Subordinated Debentures....................  1,801,802     1,801,802
    Restricted stock plan.........................................    102,800       102,800
                                                                    ---------     ---------
                                                                    2,665,602     2,775,977
                                                                     ========      ========

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

- - ---------------

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

- - ---------------

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