Form 10-Q/A
period 1994-03-31
ACTAVA GROUP INC
filed 1994-10-31
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 3


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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

PHOTOFINISHING TRANSACTION


     Photofinishing operations are conducted by Qualex Inc., which was formed in March, 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. While the Company and Kodak currently share Qualex's equity, income and dividends equally, the Company owns 51% of the voting stock of Qualex, is entitled to and has elected a majority of the members of the Board of Directors of Qualex, and has the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it has effective unilateral control of Qualex which is not temporary. As a result, the Company consolidates the results of operations of Qualex with the results of operations of the Company.



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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)


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



     John D. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. The Company does not believe that the election of Mr. Phillips constitutes a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief is based in part on the fact that (i) Mr. Phillips beneficially owns less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed, provides that the business and affairs of a corporation shall be managed by and under the direction of the board of directors -- not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of Mr. Phillips. Kodak has informed the Company that it believes that the election of Mr. Phillips constitutes a "change in control" of the Company under the Qualex Shareholders Agreement. If a "change in control" of the Company has occurred, the Company's ownership of the voting stock of Qualex will be reduced to 50% and the Company and Kodak each will become entitled to elect an equal number of members of the Board of Directors of Qualex. These changes would require the Company to discontinue its practice of consolidating the accounts of Qualex and begin accounting for its ownership in Qualex under the equity method.


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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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


DATE: October 31, 1994