Form 10-Q/A
period 1994-06-30
ACTAVA GROUP INC
filed 1994-10-31
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2


                                       TO

                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTER ENDED JUNE 30, 1994               COMMISSION FILE NUMBER 1-5706



- - --------------------------------------------------------------------------------

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

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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
                                                ========     ========       ========     ========

- - ---------------
(a) Restated for discontinued operations.

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
                                                                      =========       ========

- - ---------------
(a) Restated for discontinued operations.

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

QUALEX INC. -- DISCONTINUED OPERATIONS


     Qualex, Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it has effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994.



     Upon the formation of Qualex in 1988, the Company and Kodak entered into a Shareholders Agreement (the "Qualex Shareholders Agreement") that provided, among other things, for a reduction in the Company's voting control of Qualex from 51% to 50% and for changes in the composition of the Board of Directors of Qualex in the event of a "change of control" of the Company. The Qualex Shareholders Agreement defined

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
the term "change in control" to include a "transaction or occurrence the effect of which is to give a person or group of affiliated persons or entities the power to direct the management and policies" of the Company. In 1991, Charles R. Scott was elected President and Chief Executive Officer of the Company. At the time of his election, Mr. Scott was also serving as Chairman and Chief Executive Officer of a company that owned approximately 25% of the Company's voting stock and was the Company's single largest stockholder. Because Mr. Scott was serving at the same time as the chief executive officer of both the Company and the Company's single largest stockholder, the Company and Kodak agreed that a "change in control" of the Company had occurred for purposes of the Qualex Shareholders Agreement. Despite this "change in control" of the Company, Kodak agreed that the Company would continue to own 51% of the voting control of Qualex and to elect a majority of the directors of Qualex. The Qualex Shareholders Agreement, however, was amended to provide that Kodak had the right to change the Company's control of Qualex on March 1, 1992 or on any subsequent March 1. During the period from 1991 until the second quarter of 1994, the Company did not believe that Kodak would exercise the right to change the Company's control of Qualex, and Kodak, in fact, did not exercise this right on March 1, 1992, 1993 or 1994.



     Mr. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. The Company did not believe that the election of Mr. Phillips constituted a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief was based in part on the fact that
(i) Mr. Phillips beneficially owned less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed, provides that the business and affairs of a corporation shall be managed by and under the direction of the board of directors -- not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of Mr. Phillips. Kodak informed the Company that it believed that the election of Mr. Phillips constituted "change in control" of the Company under the Qualex Shareholders Agreement and requested that changes be made in the Company's voting control of Qualex and in the composition of the Board of Directors of Qualex. The disagreement between the Company and Kodak as to whether or not a "change in control" had occurred was resolved on June 8, 1994 when the Company agreed that it would not contest Kodak's interpretation of the Qualex Shareholders Agreement. As a result, on June 30, 1994, the Company's ownership of the voting stock of Qualex was reduced to 50% and the Company and Kodak each became entitled to elect an equal number of members of the Board of Directors of Qualex. Because of these changes affecting the Company's control of Qualex, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method effective as of June 30, 1994.



                          FINANCIAL POSITION OF QUALEX

                                    (000'S)

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                    --------   ------------
     Cash and short-term investments..............................  $     --     $  4,060
     Net accounts receivable......................................    82,272       69,015
     Inventories..................................................    28,078       29,381
     Other assets.................................................    30,745       38,153
                                                                    --------   ------------
               Total current assets...............................   141,095      140,609
     Net property, plant and equipment............................   198,642      202,150
     Other assets.................................................    40,632       30,413
     Long-term investments........................................    26,868       26,611
     Intangibles..................................................   367,188      371,106
                                                                    --------   ------------
               Total assets.......................................  $774,425     $770,889
                                                                    ========   ==========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                    --------   ------------
     Current liabilities..........................................  $119,928     $130,845
     Deferred income taxes........................................    22,402       22,446
     Long-term debt...............................................   260,167      217,987
     Stockholders' equity.........................................   371,928      399,611
                                                                    --------   ------------
               Total liabilities and stockholders' equity.........  $774,425     $770,889
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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

INCOME TAXES

     Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the six month period ended June 30, 1994, the Company's

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
consolidated effective tax rate has decreased as compared to the same prior period because the Company is not able to recognize a tax benefit for its losses due to limitations from prior period recognition.

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


     DP handles and stores various materials in the normal course of business that have been classified as hazardous by various federal, state and local regulatory agencies. DP is continuing to conduct tests at its sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. The Company may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

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


     DP handles and stores various materials in the normal course of business that have been classified as hazardous by various federal, state and local regulatory agencies. DP is continuing to conduct tests at its sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. The Company may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.


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