Form 10-K/A
period 1993-12-31
ACTAVA GROUP INC
filed 1994-11-04
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                             ---------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 5



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

- - ---------------

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

     Qualex also entered into combined put/call agreements to provide protection regarding future variable prices for silver recoveries from photofinishing processes by setting a current price for future silver sales. The outstanding contracts at December 31, 1993 cover the sale of 2.9 million troy ounces of silver at index amounts of $3.85 to $4.67 per ounce in 1994 and 1.4 million troy ounces per year at index amounts of $4.23 to $5.10 per ounce from 1995 to 2005. In 1997, Qualex has the sale of 4.3 million troy ounces covered by such agreements at an index amount of $5.15 per ounce. During 1993 and 1992, $2.9 million and $1.7 million of these gains were amortized as reductions of cost of sales while $1.9 million and $782,000 of gain amortization reduced interest expense in 1993 and 1992, respectively. At December 31, 1993 and 1992, respectively, $7.4 million and $11.5 million of these gains were recorded as deferred income. The deferred gains are amortized over the original effective lives of the agreements and $5.0 million, $1.3 million, $835,000 and $279,000 will be amortized in 1994, 1995, 1996 and 1997, respectively. At December 31, 1993, termination of the combined put/call agreements would require cash payments by Qualex of $18.7 million based on market quotes. Termination of the combined put/call agreements could occur at Qualex's election and an economic gain could result, due to changes in silver market prices. See "Index Protection Agreements" in "Summary of Significant Accounting Policies" in Notes to Consolidated Financial Statements.

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

     Should Kodak exercise its right to change the Company's control of Qualex or if an additional change in control of Actava were to occur, Actava would own 50% of the voting securities of Qualex. While Actava's voting stock would be reduced from 51% to 50%, this change would not alter Actava's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of Actava, five representatives of Kodak and the chief executive officer of Qualex, and all actions of the Board would require the affirmative vote of at least seven board members. In the event these changes were to occur, Actava may possibly be deemed to no longer control Qualex and Actava would no longer be in a position unilaterally to control, among other things, the declaration of dividends to Actava and Kodak by Qualex.

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

- - ---------------

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

                                          THE ACTAVA GROUP INC.

                                          By:   FREDERICK B. BEILSTEIN,III
                                            ------------------------------------
                                                Frederick B. Beilstein, III
                                                 Senior Vice President and
                                                  Chief Financial Officer


Dated: November 4, 1994

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
                                                               ========   =========   =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      COMMON STOCK                               TREASURY STOCK
                                                    ----------------   ADDITIONAL   RETAINED   ------------------
                                                    SHARES   AMOUNT     CAPITAL     EARNINGS   SHARES    AMOUNT      TOTAL
                                                    ------   -------   ----------   --------   ------   ---------   --------
                                                                                 (IN THOUSANDS)
Balance -- January 1, 1991........................  22,768   $22,768    $ 46,276    $344,622   6,254    $(122,136)  $291,530
  Net (loss) for the year.........................                                  (50,821 )                        (50,821)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (5,947 )                         (5,947)
  Common Stock issued under employee stock
    options.......................................                          (220)                (30 )        585        365
  Common Stock purchased and other................                           306                               (2)       304
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1991......................  22,768   22,768       46,362    287,854    6,224     (121,553)   235,431
  Net income for the year.........................                                   11,599                           11,599
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (5,956 )                         (5,956)
  Common Stock issued under employee stock
    options.......................................                                                (1 )          4          4
  Other, principally foreign currency translation
    adjustment....................................                                   (1,231 )                         (1,231)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1992......................  22,768   22,768       46,362    292,266    6,223     (121,549)   239,847
  Net income for the year.........................                                  (47,594 )                        (47,594)
  Cash dividends on Common Stock, $.36 per
    share.........................................                                   (6,250 )                         (6,250)
  Other, principally foreign currency translation
    adjustment....................................                                   (2,089 )                         (2,089)
                                                    ------   -------   ----------   --------   ------   ---------   --------
Balance -- December 31, 1993......................  22,768   $22,768    $ 46,362    $236,333   6,223    $(121,549)  $183,914
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


     Qualex also entered into combined put/call agreements to provide protection for silver recoveries from photofinishing processes. The outstanding contracts at December 31, 1993 cover the sale of 2,900,000 troy ounces of silver at index amounts of $3.85 to $4.67 per ounce in 1994 and 1,420,000 troy ounces per year at index amounts of $4.23 to $5.10 per ounce from 1995 to 2005. In 1997, Qualex has the sale of 4,300,000 troy ounces covered by such agreements at an index amount of $5.15 per ounce. During 1993 and 1992, $2,928,000 and $1,683,000 of these gains were amortized as reductions of cost of sales while $1,961,000 and $782,000 of gain amortization reduced interest expense in 1993 and 1992, respectively. At December 31, 1993 and 1992, respectively, $7,442,000 and $11,476,000 of these gains were recorded as deferred income. The deferred gains are amortized over the original effective lives of the agreements and $4,990,000, $1,338,000, $835,000 and $279,000 will be amortized in 1994, 1995,
1996 and 1997, respectively. At December 31, 1993, termination of the combined put/call agreements would require cash payments by Qualex of $18,688,000 based on market quotes.


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


     Should Kodak exercise its right to change the Company's control of Qualex or if an additional change in control of Actava were to occur, Actava would own 50% of the voting securities of Qualex. While Actava's voting stock would be reduced from 51% to 50%, this change would not alter Actava's and Kodak's current equal interest in the equity, earnings and cash dividends of Qualex. In addition, the Board of Directors of Qualex would be composed of 11 members, comprised of five representatives of Actava, five representatives of Kodak and the chief executive officer of Qualex, and all actions of the Board would require the affirmative vote of at least seven board members. In the event these changes were to occur, Actava may possibly be deemed to no longer control Qualex and Actava would no longer be in a position unilaterally to control, among other things, the declaration of dividends to Actava and Kodak by Qualex.


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