Form 10-Q/A
period 1994-03-31
ACTAVA GROUP INC
filed 1994-11-04
CIK 39547

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 4


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


     John D. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. In late April 1994, the Company's management became aware of Kodak's position that the election of Mr. Phillips as President and Chief Executive Officer of the Company resulted in a "change in control" of the Company under the Qualex Shareholders Agreement. The Company, however, does not believe that the election of Mr. Phillips constitutes a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief is based in part on the fact that (i) Mr. Phillips beneficially owned less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed, provides that the business and affairs of a corporation shall be managed by and under the direction of the board of directors -- not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of Mr. Phillips. Although Kodak has informed the Company of its position that a "change in control" of the Company had occurred, the Company believes that the issue will be resolved without a change in control of Qualex. If a "change in control" of the Company has occurred, the Company's ownership of the voting stock of Qualex will be reduced to 50% and the Company and Kodak each will become entitled to elect an equal number of members of the Board of Directors of Qualex. These changes would require the Company to discontinue its practice of consolidating the accounts of Qualex and begin accounting for its ownership in Qualex under the equity method.


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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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


DATE: November 4, 1994