Form 10-Q/A
period 1994-06-30
ACTAVA GROUP INC
filed 1994-11-04
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 3


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


     John D. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. In late April 1994, the Company's management became aware of Kodak's position that the election of Mr. Phillips as President and Chief Executive Officer of the Company resulted in a "change in control" of the Company under the Qualex Shareholders Agreement. The Company, however, did not believe that the election of Mr. Phillips constituted a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief was based in part on the fact that (i) Mr. Phillips beneficially owned less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed, provides that the business and affairs of a corporation shall be managed by and under the direction of the board of directors -- not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of Mr. Phillips. Although Kodak had informed the Company of its position that a "change in control" of the Company had occurred, the Company believed that the issue would be resolved without a change in control of Qualex. At a meeting held on June 8, 1994, Kodak restated its position that the election of Mr. Phillips constituted a "change in control" of the Company under the Qualex Shareholders Agreement and requested that changes be made in the Company's voting control of Qualex and in the composition of the Board of Directors of Qualex. The disagreement between the Company and Kodak as to whether or not a "change in control" had occurred was resolved at this meeting when the Company agreed that it would not contest Kodak's interpretation of the Qualex Shareholders Agreement. As a result, on June 30, 1994, the Company's ownership of the voting stock of Qualex was reduced to 50% and the Company and Kodak each became entitled to elect an equal number of members of the Board of Directors of Qualex. Because of these changes affecting the Company's control of Qualex, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method effective as of June 30, 1994.


                          FINANCIAL POSITION OF QUALEX
                                    (000'S)

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                    --------   ------------
     Cash and short-term investments..............................  $     --     $  4,060
     Net accounts receivable......................................    82,272       69,015
     Inventories..................................................    28,078       29,381
     Other assets.................................................    30,745       38,153
                                                                    --------   ------------
               Total current assets...............................   141,095      140,609

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                    JUNE 30,   DECEMBER 31,
                                                                      1994         1993
                                                                    --------   ------------
     Net property, plant and equipment............................   198,642      202,150
     Other assets.................................................    40,632       30,413
     Long-term investments........................................    26,868       26,611
     Intangibles..................................................   367,188      371,106
                                                                    --------   ------------
               Total assets.......................................  $774,425     $770,889
                                                                    ========   ==========
     Current liabilities..........................................  $119,928     $130,845
     Deferred income taxes........................................    22,402       22,446
     Long-term debt...............................................   260,167      217,987
     Stockholders' equity.........................................   371,928      399,611
                                                                    --------   ------------
               Total liabilities and stockholders' equity.........  $774,425     $770,889
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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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