Form 10-Q
period 1994-09-30
ACTAVA GROUP INC
filed 1994-11-14
CIK 39547

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549


                                  FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED  SEPTEMBER 30, 1994            COMMISSION FILE NUMBER  1-5706
                   ------------------                                    ------


================================================================================


                            THE ACTAVA GROUP INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                Delaware                               58-0971455
        -------------------------------            ------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)             Identification No.)


        4900 Georgia-Pacific Center, Atlanta, Georgia            30303
        ---------------------------------------------          ----------
           (Address of principal executive office)             (ZIP Code)


        Registrant's telephone number, including area code  404/658-9000
                                                            ------------


                                Not Applicable
  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
         12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No
                                ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1994
         - 18,368,067 shares of Common Stock.

PART I - FINANCIAL INFORMATION

         ITEM 1:  FINANCIAL STATEMENTS
                         CONSOLIDATED BALANCE SHEETS
                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                (In thousands)

                                                            SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                          1994              1993
                                                            -------------     ------------
CURRENT ASSETS                                               (UNAUDITED)
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . .   $   20,858        $   18,770
  Short-term investments . . . . . . . . . . . . . . . . .       63,858            29,635
  Receivables (less allowances for doubtful accounts of
    $9,357 in 1994 and $10,227 in 1993). . . . . . . . . .      167,997           276,018
  Current portion of notes receivable. . . . . . . . . . .       98,132                --
  Inventories  . . . . . . . . . . . . . . . . . . . . . .       71,838           108,439
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .        7,981            43,809
  Future income tax benefits . . . . . . . . . . . . . . .       25,099            32,434
                                                             ----------        ----------
       TOTAL CURRENT ASSETS  . . . . . . . . . . . . . . .      455,763           509,105
PROPERTY, PLANT AND EQUIPMENT  . . . . . . . . . . . . . .      116,466           474,235
  Less allowances for depreciation . . . . . . . . . . . .      (46,468)         (198,881)
                                                             ----------        ----------
                                                                 69,998           275,354
NOTES RECEIVABLE FROM TRITON GROUP LTD . . . . . . . . . .       17,976            26,726
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . .       20,696            50,702
LONG-TERM INVESTMENTS  . . . . . . . . . . . . . . . . . .           --            26,611
INTANGIBLES  . . . . . . . . . . . . . . . . . . . . . . .       18,804           386,626
                                                             ----------        ----------
       TOTAL ASSETS  . . . . . . . . . . . . . . . . . . .   $  583,237        $1,275,124
                                                             ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and
    other current liabilities  . . . . . . . . . . . . . .   $  126,911        $  263,883
  Notes payable  . . . . . . . . . . . . . . . . . . . . .       90,982           135,114
  Current portion of long-term debt  . . . . . . . . . . .        4,087             6,665
                                                             ----------        ----------
       TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .      221,980           405,662
DEFERRED INCOME TAXES  . . . . . . . . . . . . . . . . . .       33,444            56,715
LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .        2,579           220,887
SUBORDINATED DEBT  . . . . . . . . . . . . . . . . . . . .      187,227           190,551
MINORITY INTEREST IN PHOTOFINISHING SUBSIDIARY . . . . . .           --           205,395
REDEEMABLE COMMON STOCK  . . . . . . . . . . . . . . . . .       12,000            12,000
STOCKHOLDERS' EQUITY
  Common Stock (22,767,744 shares in 1994 and 1993)  . . .       22,768            22,768
  Additional capital . . . . . . . . . . . . . . . . . . .       35,491            46,362
  Retained earnings. . . . . . . . . . . . . . . . . . . .      174,979           236,333
  Less treasury stock - at cost (5,490,327 shares in
    1994 and 6,223,467 in 1993). . . . . . . . . . . . . .     (107,231)         (121,549)
                                                             ----------        ----------
                                                                126,007           183,914

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . .   $  583,237        $1,275,124
                                                             ==========        ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                    (In thousands except per share amounts)
                                  (Unaudited)


                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                SEPTEMBER 30,            SEPTEMBER 30,
                                              1994        1993(A)      1994        1993(A)
                                            --------    ---------    --------    ---------
NET SALES . . . . . . . . . . . . . . . .   $124,497    $113,746     $403,711    $326,200
Operating Costs and Expenses
  Cost of products sold . . . . . . . . .    105,711     100,791      339,199     271,265
  Selling, general and administrative
   expenses . . . . . . . . . . . . . . .     18,815      22,362       67,995      59,956
  Provision for doubtful accounts . . . .        966       1,070        1,694       2,791
                                            --------    --------     --------    --------
   OPERATING LOSS . . . . . . . . . . . .       (995)    (10,477)      (5,177)     (7,812)

Interest (expense). . . . . . . . . . . .     (6,404)     (6,803)     (21,226)    (19,371)
Other income - net. . . . . . . . . . . .      2,133         582        2,874       4,337
                                            --------    --------     --------    --------
   LOSS BEFORE INCOME TAXES, DISCONTINUED
    OPERATIONS AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE. . . .     (5,266)    (16,698)     (23,529)    (22,846)

Income taxes benefit. . . . . . . . . . .         --        (415)          --      (1,554)
                                            --------    --------     --------    --------
   LOSS FROM CONTINUING OPERATIONS. . . .     (5,266)    (16,283)     (23,529)    (21,292)

DISCONTINUED OPERATIONS
  Income (loss) from operations . . . . .         --       7,236       (2,835)      9,088
  Loss on disposal of business. . . . . .         --          --      (37,858)         --
                                            --------    --------     --------    --------
    Income (loss) from
      discontinued operations . . . . . .         --       7,236      (40,693)      9,088

   LOSS BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE . .     (5,266)     (9,047)     (64,222)    (12,204)

Cumulative effect of change in
 accounting principle . . . . . . . . . .         --          --           --      (4,404)
                                            --------    --------     --------    --------
   NET LOSS . . . . . . . . . . . . . . .   $ (5,266)   $ (9,047)    $(64,222)   $(16,608)
                                            ========    ========     ========    ========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

  Continuing operations . . . . . . . . .   $   (.29)   $   (.92)    $  (1.30)   $  (1.25)
  Discontinued operations . . . . . . . .         --         .41        (2.26)        .53
  Cumulative effect of change in
   accounting principle . . . . . . . . .         --          --           --        (.26)
                                            --------    --------     --------    --------
  Primary and fully diluted . . . . . . .   $   (.29)   $   (.51)    $  (3.56)   $   (.98)
                                            ========    ========     ========    ========
  CASH DIVIDENDS PER COMMON SHARE . . . .   $     --    $    .09     $     --    $    .27
                                            ========    ========     ========    ========
  AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES . . . . . . .     18,339      17,635       18,059      17,003
                                            ========    ========     ========    ========

(A) Restated for discontinued operations.

See Notes to Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                (In thousands)
                                  (Unaudited)

                                                               INCREASE (DECREASE) IN CASH
                                                               ---------------------------
                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  1994             1993(A)
                                                               ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations  . . . . . . . . . . . .     $(23,529)        $ (21,292)
  Cumulative effect of change in accounting principle. . .           --             4,404
                                                               --------         ----------
  Loss before cumulative effect of change in
    accounting principle . . . . . . . . . . . . . . . . .      (23,529)          (16,888)
  Items providing cash from operations . . . . . . . . . .       48,244             9,213
                                                               --------         ---------
      Net cash provided by continuing operations . . . . .       24,715            (7,675)
                                                               --------         ---------
Income (loss) from discontinued operations . . . . . . . .      (40,693)            9,088
  Items providing cash from discontinued operations  . . .       37,862            18,119
                                                               --------         ---------
      Net cash provided (used) by discontinued
        operations . . . . . . . . . . . . . . . . . . . .       (2,831)           27,207
                                                               --------         ---------
      Net Cash Provided by Operating Activities  . . . . .       21,884            19,532
                                                               --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments (maturities over 90 days) . . .      (52,584)          (54,280)
  Sales of investments (maturities over 90 days) . . . . .       56,168            73,289
  Net sales (purchase) of other investments
    (maturities less than 90 days) . . . . . . . . . . . .      (37,807)            3,479
  Payments for property, plant & equipment . . . . . . . .      (23,071)          (49,710)
  Proceeds from disposals of property, plant & equipment .        4,375            17,573
  Collections on notes receivable  . . . . . . . . . . . .          483             1,760
  Proceeds from sale of business . . . . . . . . . . . . .       50,000                --
  Payments for purchases of businesses . . . . . . . . . .           --           (28,311)
  Payments from Triton Group Ltd . . . . . . . . . . . . .        3,750                --
  Payments for other intangibles . . . . . . . . . . . . .           --              (872)
  Other investing activities - net . . . . . . . . . . . .       (8,164)           (6,159)
                                                               --------         ---------
      Net Cash (Used) by Investing Activities  . . . . . .       (6,850)          (43,231)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under short-term
    bank agreements. . . . . . . . . . . . . . . . . . . .      (37,082)           34,900
  Borrowings under other long-term debt agreements . . . .      228,575               958
  Payments on long-term debt agreements  . . . . . . . . .     (195,015)          (10,349)
  Payments of subordinated debt  . . . . . . . . . . . . .       (3,750)           (1,847)
  Proceeds from issuance of Actava common stock  . . . . .        4,776                --
  Cash dividends paid by Qualex to minority interest . . .      (10,450)           (7,714)
  Cash dividends paid by The Actava Group  . . . . . . . .           --            11,285
                                                               --------         ---------
      Net Cash (Used) by Financing Activities  . . . . . .      (12,946)          (12,414)
                                                               --------         ---------
             DECREASE IN CASH .  . . . . . . . . . . . . .       (2,088)           22,792
Cash at beginning of year  . . . . . . . . . . . . . . . .       18,770            20,792
                                                               --------         ---------
             CASH AT SEPTEMBER 30. . . . . . . . . . . . .     $ 20,858         $   8,378
                                                               ========         =========

(A)  Restated for discontinued operations.

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                 (UNAUDITED)


BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

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

  As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The presentation of some items, such as depreciation, has changed; however, the cumulative effect of the change in accounting principle on pre-tax income, net income, and the effective tax rate for continuing and discontinued operations was not material.

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

 as a result of adopting the new rules. The annual net periodic postretirement benefit expense for 1994 will be $240,000. The assumed health care cost trend rate used to measure the expected cost of benefits by the plan for 1993 was 14%, with 1% decrements to 6% in 2001 and years thereafter. A 7% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation as of December 31, 1993. A 1% increase in the assumed health care cost trend rate would increase the net postretirement benefit obligation as of December 31, 1993, by 16% and the net periodic postretirement benefit cost by 18%.

Change in Method of Accounting for Postemployment Benefits

  Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." The Company and its subsidiaries provide benefits to former or inactive employees after employment but before retirement such as severance benefits, disability-related benefits (including workers' compensation), and continuation of health care benefits and life insurance coverage. The cumulative effect as of January 1, 1994, of this change in accounting was not material. Prior to January 1, 1994, the Company recognized the cost of providing some postemployment benefits on a cash basis while substantially all other postemployment benefits were accounted for in the Company's self-insurance program. Under the new method of accounting, the Company will accrue benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by Statement 112, prior year financial statements have not been restated to reflect the change in accounting method.

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

REDEEMABLE COMMON STOCK

  Redeemable common stock represents 1,090,909 shares of common stock issued in connection with the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. These shares are subject to a right of redemption at the option of the holder with an exercise date of February 3, 1995 and therefore are not included in stockholders' equity. On August 3, 1994 the original exercise date of August 7, 1994, was extended by the holder to February 7, 1994 in exchange for a $435,000 fee and the initiation of a $12,000,000 irrevocable letter of credit.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

SALE OF SPORTS GROUP

  On July 20, 1994, the Company entered into a definitive agreement with Roadmaster Industries, Inc. ("Roadmaster") to combine the Company's four sports companies with Roadmaster in exchange for 19,169,000 shares of common stock of Roadmaster.

QUALEX INC. - DISCONTINUED OPERATIONS

  Qualex Inc. is a photofinishing business which was formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it had effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994.

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

  In 1991, Charles R. Scott was elected President and Chief Executive Officer of the Company. At the time of his election, Mr. Scott was also serving as Chairman and Chief Executive Officer of a company that owned approximately 25% of the Company's voting stock and was the Company's single largest stockholder. Because Mr. Scott was serving at the same time as the chief executive officer of both the Company and the Company's single largest stockholder, the Company and Kodak agreed that a "change in control" had occurred for purposes of Qualex Shareholders Agreement. Despite this "change in control" of the Company, Kodak agreed that the Company would continue to own 51% of the voting control of Qualex and to elect a majority of the directors of Qualex. The Qualex Shareholders Agreement, however, was amended to provide that Kodak had the right to change the Company's control of Qualex on March 1, 1992 or on any subsequent March 1. During the period from 1991 until the second quarter of 1994, the Company did not believe that Kodak would exercise the right to change the Company's control of Qualex, and Kodak, in fact, did not exercise this right on March 1, 1992, 1993 or 1994.

  John D. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. In late April 1994, the Company's management became aware of Kodak's position that the election of Mr. Phillips as President and Chief Executive Officer of the Company resulted in a "change in control" of the Company under the Qualex Shareholders Agreement. The Company, however, did not believe that the election of Mr. Phillips constituted a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief was based in part on the fact that (i) Mr. Phillips beneficially owned less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed,

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

provides that the business and affairs of a corporation shall be managed by and under the direction of the board of directors - not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of Mr. Phillips. Although Kodak had informed the Company of its position that a "change in control" of the Company had occurred, the Company believed that the issue would be resolved without a change in control of Qualex. At a meeting held on June 8, 1994, Kodak restated its position that the election of Mr. Phillips constituted a "change in control" of the Company under the Qualex Shareholders Agreement and requested that changes be made in the Company's voting control of Qualex and in the composition of the Board of Directors of Qualex. The disagreement between the Company and Kodak as to whether or not a "change in control" had occurred was resolved at this meeting when the Company agreed that it would not contest Kodak's interpretation of the Qualex Shareholders Agreement. As a result, on June 30, 1994, the Company's ownership of the voting stock of Qualex was reduced to 50% and the Company and Kodak each became entitled to elect an equal number of members of the Board of Directors of Qualex. Because of these changes affecting the Company's control of Qualex, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method effective as of June 30, 1994.

                         FINANCIAL POSITION OF QUALEX

                                   ($000'S)

                                                  JUNE 30,       DECEMBER 31,
                                                    1994             1993
                                                ------------     ------------
  Cash and short-term investments . . . . . .      $    --          $  4,060
  Net accounts receivable. . . . . . . . . . .       82,272           69,015
  Inventories. . . . . . . . . . . . . . . . .       28,078           29,381
  Other assets . . . . . . . . . . . . . . . .       30,745           38,153
                                                   --------         --------
        Total current assets . . . . . . . . .      141,095          140,609

  Net property, plant and equipment. . . . . .      198,642          202,150
  Other assets . . . . . . . . . . . . . . . .       40,632           30,413
  Long-term investments. . . . . . . . . . . .       26,868           26,611
  Intangibles. . . . . . . . . . . . . . . . .      367,188          371,106
                                                   --------         --------
        Total assets . . . . . . . . . . . . .     $774,425         $770,889
                                                   ========         ========

  Current liabilities. . . . . . . . . . . . .     $119,928         $130,845
  Deferred income taxes. . . . . . . . . . . .       22,402           22,446
  Long-term debt . . . . . . . . . . . . . . .      260,167          217,987
  Stockholders' equity . . . . . . . . . . . .      371,928          399,611
                                                   --------         --------
        Total liabilities &
          stockholders' equity . . . . . . . .     $774,425         $770,889
                                                   ========         ========


  In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex for all years presented are reported in the accompanying statements of operations under discontinued operations. In the second quarter of 1994, the Company provided for an anticipated loss of $37,858,000 on the sale of its interest in Qualex and a related covenant not to compete and release. No income tax expenses or benefits were recognized due to the Company's net operating loss carryforwards and recognition of tax benefits in prior periods.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


  On August 12, 1994, Kodak purchased all the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note is payable in installments of $50,000,00 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on the sale of Qualex.

  Effective with the second quarter of 1994, the results of operations of Qualex have been reclassified from income from continuing operations to income from discontinued operations and are as follows:

                       RESULTS OF OPERATIONS OF QUALEX
                              Reported by Actava
                                   ($000'S)

                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                                  1994        1993         1994        1993
                                --------    --------     --------    --------
Net Sales . . . . . . . . . .   $      -    $230,733     $333,970    $595,427
Operating expenses. . . . . .          -     199,645      342,134     548,796
                                --------    --------     --------    --------
Operating profit (loss) . . .          -      31,088       (8,164)     46,631
Interest (expense). . . . . .          -      (3,945)      (8,582)    (12,517)
Other income (expense). . . .          -        (784)        (439)       (883)
                                --------    --------     --------    --------
Income before tax . . . . . .          -      26,359      (17,185)     33,231
Income taxes (benefit). . . .          -      11,887      (11,514)     15,055
                                --------    --------     --------    --------
Net income (loss) from
 discontinued operations
 before minority interest . .          -      14,472       (5,671)     18,176
Minority interest . . . . . .          -      (7,236)       2,836      (9,088)
                                --------    --------     --------    --------
Net income (loss) from
 discontinued operations. . .   $      -    $  7,236     $ (2,835)   $  9,088
                                ========    ========     ========    ========

ACQUISITIONS

  On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation ("DP") for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company recorded redeemable common stock, which is not presented as a component of stockholders' equity, in the amount of $12,000,000 for the issuance of the stock. The Company also entered into an agreement which obligated the Company under certain conditions, all of which have been satisfied, to repurchase the shares of Common Stock issued in the acquisition for $12,000,000 at the option of the holder of such shares. SEE "REDEEMABLE COMMON STOCK" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The repurchase of such shares will not increase the Company's investment in DP since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment in the redeemable common stock account. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities have been recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $15,472,000. The results of operations of the acquired business have been included in the consolidated financial statements since the date of acquisition.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)


INVENTORIES

  Inventory balances are summarized as follows (in thousands):

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1994           1993
                                                   ------------   -------------

Finished goods and goods purchased for resale  . .   $ 64,545      $ 82,559
Raw materials and supplies . . . . . . . . . . . .     28,723        46,018
                                                     --------      --------
                                                       93,268       128,577
Reserve for LIFO cost valuation  . . . . . . . . .    (21,430)      (20,138)
                                                     --------      --------
                                                     $ 71,838      $108,439
                                                     ========      ========

Work in process is not considered significant.

OTHER INCOME (EXPENSE) - NET

  Other income (expense) is summarized as follows (in thousands):

                                          THREE MONTHS       NINE MONTHS
                                             ENDED               ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,
                                         1994      1993      1994      1993
                                       -------   -------   -------   --------
Interest and investment income . .     $ 2,643   $ 1,161   $ 4,542   $ 4,918
Miscellaneous income . . . . . . .         147        --       418       817
Miscellaneous (expense). . . . . .        (657)     (579)   (2,086)   (1,398)
                                       -------   -------   -------   -------
                                       $ 2,133   $   582   $ 2,874   $ 4,337
                                       =======   =======   =======   =======

  Early payment interest credit expense results from cash payments received by Snapper from distributors prior to receivable due dates which reduce accrued interest and increase miscellaneous (expense)-net. The early payment interest credit expense was $965,000 and $357,000 for the three month periods ended September 30, 1994 and 1993, respectively, and $3,075,000 and $2,101,000 for the nine month periods ended September 30, 1994 and 1993, respectively.

INCOME TAXES

  Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss.
The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the nine month periods ended September 30, 1994 and 1993, the Company has not recognized a tax benefit for its losses due to limitations from prior period recognition.

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

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                                  (UNAUDITED)

LITIGATION

  In 1991, three lawsuits were filed against the Company, certain of the Company's current and former directors and Intermark, Inc., which then owned approximately 26% of the Company's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against the Company, Intermark and its current directors, and costs of suit and attorneys' fees. The other two complaints alleged, among other things, that members of the Company's Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance the Company's value as a merger/acquisition candidate. These three suits were consolidated on May 1, 1991 and are still in their preliminary stages. Management does not believe that these actions will materially affect the operations or financial position of the Company.

  On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 5, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes involving events occurring on or before June 22, 1987. The DOJ alleges among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June 1995. The DOJ has asserted damages of approximately $3,500,000. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10,000,000. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, the lawsuit could have a material effect on the results of operations and financial condition of the Company. Management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this suit.

  Actava is a defendant in various other legal proceedings.  SEE PART II, ITEM
2. LEGAL PROCEEDINGS. The Company is not aware, however, of any action which, in the opinion of management, will materially affect the financial position, results of operations or liquidity of the Company.

CONTINGENT LIABILITIES AND COMMITMENTS

  Actava, on behalf of its Snapper division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. The distributor, however, is obligated to repurchase any equipment recovered from the dealer and Snapper is

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                  (UNAUDITED)


obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1993 and 1992, there was approximately $23,000,000 and $20,000,000, respectively, outstanding under these floor plan financing arrangements. At September 30, 1994 and 1993, there was approximately $27,000,000 and $19,000,000, respectively, outstanding under these floor plan financing arrangements.

  Actava is contingently liable under various guarantees of debt totaling approximately $6,100,000. The debt is primarily Industrial Revenue Bonds which were issued by former subsidiaries to finance their manufacturing facilities and equipment, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees under bank letters of credit to secure indemnification undertakings provided to Actava by the purchaser of the subsidiaries. There are no material defaults on the debt agreements guaranteed by Actava.

  Actava is contingently liable under various real estate leases of former subsidiaries. The total future payments under these leases, including real estate taxes, is estimated to be approximately $3,500,000. The leased properties generally have financially sound subleases.

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

  At September 30, 1994, approximately $5,000,000 of Actava's cash and short-term investments were pledged to secure a Snapper credit line, $12,000,000 was pledged to secure a letter of credit issued with regard to the Company's redeemable stock, and $1,000,000 was pledged to secure certain advances under an Actava Sports company credit facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Actava currently provides high-quality, brand-name consumer products through distribution channels to retail markets across the United States. As a result of the sale of its interest in Qualex, Actava presently operates in two distinct businesses: lawn and garden equipment and sporting goods. Actava has announced plans to combine its four sporting goods companies with Roadmaster.

  The Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994. During the second quarter of 1994, the Company began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, the Company made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. SEE "QUALEX INC. - DISCONTINUED OPERATIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

  On July 20, 1994, Actava entered into a definitive agreement with Roadmaster under which the four companies within the Actava Sports group will be combined with Roadmaster. Under the terms of the agreement, and upon consummation of the transaction, Actava would transfer its sporting goods companies to Roadmaster in exchange for approximately 19.2 million shares of Roadmaster common stock, which will represent approximately 39% of Roadmaster's outstanding stock. The value of Actava's investment in Roadmaster would be approximately $71.9 million based on the $3.75 closing price for Roadmaster common stock on September 30, 1994 and approximately $64.7 million based on the $3.375 closing price for Roadmaster common stock on November 9, 1994. The accounting treatment of the transaction for Actava will depend upon the value of Roadmaster common stock (the "Stock Value") as of the consummation of the transaction ("Closing Date") and Actava's book value for the four companies within the Actava Sports group as of the Closing Date (the "Book Value"). If the Stock Value exceeds the Book Value as of the Closing Date, no gain will be realized by Actava for accounting purposes, and Actava will record its investment in Roadmaster on its books at an amount equal to the Book Value. On the other hand, if the Book Value exceeds the Stock Value as of the Closing Date, then Actava will record a loss upon consummation of the transaction in an amount equal to the difference between the Book Value and the Stock Value. The value of the Roadmaster common stock received in the combination will be determined by its market price on the closing date of the transaction. The book value of the Actava sporting goods companies, as adjusted by certain debt which will be repaid to Actava as a result of the transaction, was $71.5 million as of September 30, 1994. Actava will not classify the sporting goods companies as a discontinued operation due to the interest retained by Actava as represented by its approximately 39% equity investment in Roadmaster. On October 31, 1994, the proposed Roadmaster transaction was approved by the shareholders of Roadmaster. Actava has scheduled a special meeting of its shareholders to be held on December 6, 1994 for the purpose of considering and voting upon the proposed Roadmaster transaction. The Company anticipates that this transaction will be closed in December of 1994.

  The Company is presently evaluating new opportunities and strategies for enhancing stockholder value. On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("MCEG Sterling"), and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). It is contemplated that the surviving entity of the Proposed Metromedia Transaction would be a global media, entertainment and communications company named Metromedia International Group, Inc. Consummation of the Proposed Metromedia Transaction is subject to a number of conditions, including completion of due diligence investigations by each of the parties, negotiation and execution of definitive agreements, the successful refinancing of the currently outstanding indebtedness of Orion, and approval of the transaction by Actava's Board of Directors and stockholders. There can be no assurance that the parties will negotiate and enter into definitive agreements or, even if definitive agreements are executed, that the various conditions to the trans-action will be satisfied and that the Proposed Metromedia Transaction will be consummated. Accordingly, the Company does not believe that consummation of the Proposed Metromedia Transaction is probable for reporting purposes under the rules of the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  The following is a discussion of the operating results of each of the continuing operations of the Company and the operating results and financial position of the Company on a consolidated basis. Financial information summarizing the operating performance of Qualex, which is classified in discontinued operations, is presented in "QUALEX INC. - DISCONTINUED OPERATIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Lawn and Garden: Snapper's sales to distributors increased by $6.7 million, or 19.6%, to $40.8 million in the third quarter of 1994 from $34.1 million in the same 1993 period. This sales increase was primarily due to 1994 third quarter snowthrower sales increases of $17.1 million over 1993 third quarter sales.
The snowthrower sale increase was offset by lower sales of walk mowers, riders and tractors in the amount of $9.9 million due to utilization of the factory in the third quarter for snowthrower production and shipment. Snapper's third quarter gross profit increased by $3.9 million, or 111.7%, to $7.3 million in 1994 from $3.4 million in 1993. Although snowthrowers have a lower average gross profit margin than walk mowers, riders and tractors, snowthrower volume and lower labor costs contributed to the third quarter increase in gross profit dollars.

  Sales for the nine-month period ended September 30, 1994 decreased to $171 million from $177 million, a $6 million or 3.4% decrease, from the same 1993 period. The year-to-date decrease in sales represents the effect of the trend by Snapper's distributors and dealers to order products only as needed to replenish retail inventories as required by actual consumer demand. The 1994 third quarter increase in snowthrower sales is consistent with this trend because many of the snowthrower units have already been sold at retail. Snapper's gross profit for the nine-month period ended September 30, 1994 increased by $2.9 million, or 9.3%, to $33.9 million from $31 million for the same period in the prior year. The increase in gross profit reflects a 1994 third quarter gross profit increase of $3.9 million offset by a $986,000 decrease in gross profit experienced in the first two quarters of 1994. Although the third quarter is generally its lowest sales quarter, Snapper experienced a $17.1 million third quarter increase in sales compared to the third quarter of 1993 due to snowthrower volume. This increase was sufficient to partially offset the sales decrease of $12.7 million experienced during the first two quarters of 1994 as compared to the same 1993 period. Snapper experienced a sales decrease of $6 million for the nine-month period ended September 30, 1994 as compared to the same period in 1993.

  Selling, general and administrative expenses decreased by $2.5 million, or 22.4%, to $8.6 million for the third quarter of 1994 from $11.1 million for the comparable 1993 quarter, primarily due to the effect of lower third quarter 1994 sales on sales related expenses such as advertising. Selling, general and administrative expenses decreased by $1.8 million, or 5.2%, to $32.8 million from $34.6 million for the nine month period ended September 30, 1994. This decrease is primarily attributable to lower sales volume related expenses such as advertising and because special promotions implemented in the first half of 1994 to encourage distributors to sell aged inventory items to dealers were not continued in the third quarter.

  An operating loss of $1.3 million was experienced by Snapper for the third quarter of 1994, a $6.4 million improvement from the $7.6 million operating loss of the third quarter of 1993. The operating profit for the nine-month period ended September 30, 1994, of $1.1 million represents a $3.9 million improvement from the $2.8 million operating loss for the same 1993 period.

Sporting Goods: Sales for Actava Sports increased $4 million, or 5.1%, to $83.7 million from $79.6 million in the third quarter of 1994 and to $232.7 million from $149.1 million, an increase of $83.6 million, or 56.0%, for the nine-month period ended September 30, 1994, compared to the same period in
1993.   The increase for the nine-month period is primarily due to sales recorded by DP, which was acquired by the Company in June 1993.

  Gross profit increased $1.9 million, or 20.6%, from $9.5 million for the 1993 third quarter to $11.4 million for the third quarter of 1994. The gross profit for the 1994 year-to-date period, when compared to the same 1993 period, increased by $6.6 million from $24 million to $30.6 million primarily due to a gross profit increase of $5.2 million attributable to the inclusion of DP for the full nine month period for 1994 compared to slightly more than one quarter in 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Selling, general and administrative expenses for the third quarter of 1994 decreased by $1.6 million to $8.1 million from $9.7 million for the 1993 period. Selling, general and administrative expenses increased from $21.3 million to $27 million for the first nine months 1993 and 1994, respectively. This $5.7 million increase is primarily due to a $4.4 million increase in selling, general and administrative expenses due to the inclusion of DP's expenses for the full nine month 1994 period compared to only slightly more than one quarter for the 1993 nine-month period.

  Actava Sports experienced a $3.3 million operating profit for the third quarter of 1994 compared to a $222,000 operating loss for the 1993 third quarter. The Actava Sports operating profit for the 1994 year-to-date period of $3.6 million represents a $947,000, or 35%, increase from the $2.7 million operating profit reported for the same 1993 period. The year-to-date increase in operating profit reflects the inclusion of DP's operations for the entire 1994 period as compared to slightly more than one quarter for the 1993 period.

Consolidated Continuing Operations: Actava's consolidated sales from continuing operations increased by $10.8 million, or 9.5%, for the third quarter of 1994 as compared to the third quarter of 1993, reflecting a $3.4 million sales increase for DP, a $2.0 million increase in Nelson/Weather-Rite's sales and a $6.7 million increase in Snapper's sales. Actava's year-to-date consolidated sales increase of $77.5 million, or 23.8%, from $326.2 million for 1993 to $403.7 million for 1994 is primarily due to a $77.1 million increase attributable to DP, which was acquired in June 1993, and a $6.5 million increase from all other Actava Sports companies, partially offset by a $6.1 million decrease at Snapper.

  The 1994 third quarter consolidated gross profit percentage of 15.1% represents gross profit dollars of $18.8 million, a $5.8 million increase in gross profit dollars as compared to the same 1993 quarter. This increase is primarily attributable to the additional gross dollars generated by snowthrower sales by Snapper. The 1994 year-to-date gross profit increase of $9.6 million to $64.5 million from $55.0 million for 1993 reflects a decrease in gross profit percentage from 16.8% for 1993 to 16% for 1994.

  The 1994 third quarter $3.7 million decrease in consolidated selling, general and administrative expenses to $19.8 million from $23.4 million for 1993 is primarily attributable to the cost reductions achieved by Snapper. The 1994 year-to-date increase in selling, general and administrative expenses of $4.9 million to $68.4 million from $63.5 million for 1993 is primarily due to the inclusion of DP, which was acquired in June 1993, and a 1994 first quarter provision of $1.3 million for the settlement of employment agreements.

  Actava's consolidated 1994 operating loss from continuing operations for the third quarter of $995,000 represents a $9.5 million improvement from the $10.5 million 1993 third quarter operating loss. The 1994 year-to-date consolidated operating loss of $5.2 million represents an improvement of $2.6 million compared to the $7.8 million 1993 year-to-date operating loss.

  Interest expense for the third quarter of 1994 of $6.4 million is an increase of $399,000 from the third quarter of 1993. Interest expense for the nine months ended September 30, 1994 of $21.2 million is an increase of $1.9 million from the $19.4 million of interest expense for the same 1993 period. The year-to-date increase is primarily due to the inclusion of interest expense for DP for the entire 1994 year-to-date period and for only a part of the 1993 year-to-date period beginning with its acquisition on June 8, 1993. The increase for the nine-month period reflects $2.1 million of interest expense attributable to DP offset by a slight decrease in interest expense for the other companies.

  Other income (net of other deductions) increased by $1.6 million in the third quarter of 1994 due primarily to investment income from greater investment amounts. Other income decreased by $1.5 million for the 1994 year-to-date period when compared to 1993. This decrease is composed of lower investment income from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

reduced investment levels due to liquidations of short-term investments to fund corporate purposes such as the purchase of DP and DP's initial working capital needs during the first half of 1994 and lower early payment interest credits experienced at Snapper.

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

Discontinued Operations: In 1988 the Company combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase, forming a jointly-owned company, Qualex. The Company consolidated the results of operations of Qualex with the results of operations of the company for periods ending perior to June 30, 1994. During the second quarter of 1994, the Company began accounting for its investment in Qualex under the equity method. Also during the second quarter, the Company made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $37.8 million on the disposal of Qualex and a loss of $2.8 million from the operations of Qualex are reflected in Actava's year-to-date net loss under discontinued operations. SEE "QUALEX, INC. - DISCONTINUED OPERATIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Net Income (Loss): Actava reported a loss from continuing operations of $5.3 million for the third quarter of 1994, compared to a loss from continuing operations of $16.3 million for the third quarter of 1993. Due to seasonal factors in Actava's businesses, the third quarter is generally a low performance quarter. For the first nine months of 1994, Actava had a loss from continuing operations of $23.5 million, compared to a loss from continuing operations of $21.3 million for the comparable 1993 period. Actava also experienced a $40.7 million loss from discontinued operations in the 1994 year-to-date period, resulting in a net loss for the period of $64.2 million. Actava's $16.6 million net loss for the first nine months of 1993 included income from discontinued operations of $9.1 million, and a loss from the cumulative effect of a change in accounting principles of $4.4 million.

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

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Statement No. 106 requires the cost of postretirement benefits to be recognized in the financial statements over an employee's active working career. Actava adopted the new method of accounting for these benefits as of January 1, 1993. The adoption of Statement No. 106 resulted in a charge to net income of $4.4 million and was reported as the cumulative effect of a change in accounting principle in the first quarter of 1993. SEE "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CHANGES IN ACCOUNTING PRINCIPLES" - IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

Financial Position: Actava's working capital, excluding Qualex, was $233.8 million at September 30, 1994 as compared to $93.7 million at December 31, 1993. The increase is primarily due to the receipt of cash and current notes receivable in the amount of $142.8 million from the sale of the Company's interest in Qualex. Cash and short-term investments at Actava, excluding Qualex, increased by $40.4 million in the first nine months of 1994 from $44.3 million to $84.7 million. Current notes receivable increased from 1.0 million to $98.1 million in the first nine months of 1994 due to the sale of the Company's interest in Qualex. At September 30, 1994, approximately $5.0 million of the Company's cash and short-term investments were pledged to secure a Snapper credit line, $12.0 million was pledged to secure a letter of credit issued on August 12, 1994 relating to the Company's redeemable common stock and $1 million was pledged to secure a working capital facility.

  On August 12, 1994, the Company sold its interest in Qualex to Kodak. As a result of this sale, the Company received, on August 12, 1994, cash of $50 million and will receive two additional payments of $50 million on February 13, 1995 and August 11, 1995. Actava recorded a current note receivable of $92.8 million due to the non-interest bearing nature of Kodak's $100 million obligation to the Company.

  The Company has entered into a contract to sell a real estate investment near Houston, Texas, which is known as Sienna Plantation. An investment group has agreed to purchase the property from a partnership in which Actava has an interest. The purchase is subject to several conditions. Actava would receive approximately $9.0 million in cash upon consummation of the transaction. The transaction price is approximately equal to Actava's book value and is expected to close in late December of 1994.

  For the nine-month period ended September 30, 1994, operating activities provided $21.9 million of cash while cash flows of $6.9 million and $12.9 million were used by investing and financing activities, respectively. For continuing operations, accounts receivable decreased by $37.4 million, inventories decreased by $7.2 million, prepaid expenses increased by $2.3 million, and accounts payable and other similar items decreased by $6.2 million. Depreciation of $9.9 million and amortization of $458,000 are included in determining cash flow used by operations.

  Investing activities used $6.9 million of cash during the nine-month period, including payments for property, plant and equipment (net of disposals) of $18.7 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  Financing activities used $12.9 million during the nine-month period, including payments under short-term bank agreements of $37.1 million, net borrowings of $33.6 million under long-term debt agreements, payments of $3.8 million for subordinated debt and payments of dividends by Qualex to Kodak of $10.5 million.

  Long-term debt, including the current portion, for Actava, excluding Qualex, decreased from $3.3 million at December 31, 1993 to $2.9 million at September 30, 1994 due to payments.

  Actava's subordinated debt position, including the current portion, of $190.9 million at September 30, 1994 is a decrease of $3.4 million from year-end 1993. Subordinated debt is 98.5% of Actava's total long-term debt, including the current portion, with the first significant maturity due in 1996.

  The Company has a currency swap agreement with a financial institution in order to eliminate exposure to foreign currency exchange rates for its 6% Senior Subordinated Swiss Franc Bonds. A default by the financial institution that is a party to the swap agreement would expose the Company to potential currency exchange risk on the remaining bond interest and principal payments. The approximate fair market value of the currency swap as of September 30, 1994, was $19.0 million.

  The Company is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $27 million and $19 million was outstanding at September 30, 1994 and 1993, respectively, various guaranties of debt totaling approximately $6.1 million, various real estate leases with estimated future payments of approximately $3.5 million, and various pledges of cash and short-term investments. SEE "CONTINGENT LIABILITIES AND COMMITMENTS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

  DP handles and stores various materials in the normal course of business that have been classified as hazardous by various federal, state and local regulatory agencies. DP is continuing to conduct tests at its sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have not been material. The Company may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

  On June 8, 1993, the Company acquired substantially all the assets of DP for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of the Company's Common Stock (the "Acquisition Shares") valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company recorded redeemable common stock of $12 million for the issuance of the Acquisition Shares. SEE "ACQUISITIONS" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company also entered into an agreement providing the holder of the Acquisition Shares (the "Holder") with the right to receive additional payments depending upon the value of the Acquisition Shares over a period of not longer than one year from the purchase date. The agreement gives the Holder the right under certain circumstances, which have already occurred, to require the Company to purchase the Acquisition Shares at a price equal to $11.00 per share. The repurchase of the Acquisition Shares will not increase the cost recorded by Actava for DP since the cost of DP will be increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the redeemable common stock. The right of the Holder to receive additional payments of cash became exercisable after June 8, 1994 and would have expired if not exercised on or before August 7, 1994. On August 3, 1994, the Holder agreed to extend the exercise date to February 7, 1995 in exchange for a $435,000 fee and an irrevocable letter of credit in the amount of $12.0 million which is available and payable to the Holder on and after February 17, 1995 upon demand and tender of the Acquisition Shares. The $435,000 fee will be amortized over the term of the extension. Actava's debt agreements contain

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. The repurchase of the Acquisition Shares may violate some of these covenants.

  Actava and Metromedia Company ("Metromedia") have entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which Actava will make loans to Metromedia in an amount not to exceed $55 million. Under the terms of the Credit Agreement, Metromedia will use the proceeds of the loans to make advances to or pay obligations on behalf of Orion, MCEG Sterling, and MITI. All loans made by Actava to Metromedia under the Credit Agreement will be secured by the shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, John W. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement was contemplated by the letters of intent relating to the Proposed Metromedia Transaction. The Credit Agreement, however, is a separate transaction from the Proposed Metromedia Transaction, which remains subject to a number of conditions, including due diligence, the negotiation and execution of definitive agreements, the successful refinancing of the currently outstanding Orion debt, approvals by the Boards of Directors and stockholders of the parties involved in the transaction, and other customary approvals and conditions. The Credit Agreement provides that interest will be due on the principal amount of all loans made under the Credit Agreement at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than Actava terminates discussions relating to the Proposed Metromedia Transaction. All loans will be due and payable on the earlier of April 30, 1995 or six months from the date on which the first loan was made. The first loan was made on October 12, 1994 in the amount of $2 million. The outstanding balance under the Credit Agreement as of November 11, 1994 was $27.7 million. If Actava elects to terminate discussions relating to the Proposed Metromedia Transaction, then all loans will be due and payable three months from the date on which such discussions are terminated.

  In November 1991, the Company entered into a Loan Agreement with its then 25.0% stockholder, Triton Group Ltd. ("Triton"), whereby Triton could borrow up to $32.0 million from the Company secured by the stock in the Company owned by Triton (the "Triton Loan"). The Loan Agreement was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton, as described in the Notes to the Consolidated Financial Statements. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until final maturity in April 1997. In December 1993, Triton and Actava entered into a further amendment to the Loan Agreement pursuant to which Triton made a principal payment of $5.0 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. As of September 30, 1994, the outstanding balance under the Triton Loan was $23.0 million. Triton has obtained a commitment from a bank which would enable Triton to prepay the entire balance under the Triton Loan, subject to the preparation of definitive documents. Triton announced that while the terms and cost of this new financing would be less favorable than those of the existing arrangement, Triton is willing to consider a refinancing as part of a broader strategy to enhance the value of Actava. Triton has notified the Company that its commitment has been extended until December 31, 1994.

  Actava's debt agreements contain covenants which, among other things, place restrictions upon the amount of stock the Company may repurchase and dividends it may pay. The Company has not paid a dividend to its stockholders since the first quarter of 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

  The Company, excluding its subsidiaries and Snapper, had $36.3 million of unpledged cash and short-term investments as of November 8, 1994. During 1994 the Company has received cash dividends from its subsidiaries of $13.0
million, including $2.5 million from the Actava Sports companies.   Such
subsidiaries, however, are restricted by financial covenants in their credit agreements from paying the Company more than 70% of their net income as dividends. The Company uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. The Company, excluding its subsidiaries and Snapper, has debt service payments scheduled in 1994 of approximately $21.3 million.

  The Company will no longer receive dividends directly from the Actava Sports companies after the consummation of the Roadmaster transaction. One of the Actava Sports companies, however, will be required to repay an indebetedness to Actava in the amount of $10 million over the period ending on March 31, 1996. In addition, the 19.2 million shares of Roadmaster common stock to be received in the transaction are publicly traded and will represent a readily marketable security upon registration.

  The Company's subsidiaries and Snapper had unused borrowing capacity of approximately $38.0 million at September 30, 1994, under credit agreements which are secured by assets such as accounts receivable or inventory. Unused borrowing capacity of $17.8 million is attributable to the Actava Sports companies. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreements and the qualification of the assets as collateral as defined in the credit agreements. The assets potentially available as collateral total, in the aggregate, $343.3 million.

  The credit agreements with Snapper and one of the Company's sporting goods subsidiaries contain financial covenants (involving tangible net worth, book net worth and other matters) which the Company must comply with to prevent a default. A default under these credit agreements would have serious adverse consequences, including the elimination of funding for the operations of Snapper and the Actava Sports companies, as well as the prohibition on payment of any dividends to the Company by these businesses. As a result of the loss incurred by the Company in connection with the sale of Qualex, the Company obtained financial covenant amendments from its lenders so that the Company would remain in compliance with these covenants. The Company was in compliance with these covenants as of September 30, 1994 and as of October 31, 1994. Management believes that the Company will remain in compliance with these covenants during the terms of the various agreements.

  On September 27, 1994, the Company announced that it had entered into an agreement with NationsBank of Georgia, N.A. under which NationsBank would provide up to $200 million in acquisition financing to Actava. If the Proposed Metromedia Transaction is consummated, the agreement will extend to the surviving corporation in the transaction. Advances for specific acquisitions will be conditioned upon NationsBank's satisfaction with the general credit worthiness of the borrower at that time, the structure and collateral being proposed, and such other then existing matters as NationsBank deems appropriate. NationsBank will have the right to include other financial institutions in any specific financing. The specific terms of each financing will be subject to future negotiation between Actava and NationsBank.

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

PART II - OTHER INFORMATION

ITEM 2.  LEGAL PROCEEDINGS

 On September 23, 1994, a stockholder of the Company filed a class action lawsuit against the Company and each of its directors seeking to block the Proposed Metromedia Transaction. The lawsuit was filed in the Chancery Court for New Castle County, Delaware and is styled James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Pension Plan Trust v. John D. Phillips, et. al, Civil Action No. 13765. The Company and its directors were served with this lawsuit on September 28, 1994. The Complaint alleges that the terms of the Proposed Metromedia Transaction constitute an overpayment for the assets being acquired and as a result would result in a waste of the Company's assets. The Complaint further alleges that the directors of the Company would be breaching their fiduciary duties to the Company's stockholders by approving the Proposed Metromedia Transaction. The Company and its directors have obtained an extension of time to answer the Complaint in this lawsuit. The answer is presently due on November 17, 1994, but the Company anticipates that it will request and receive additional extensions of time to answer the Complaint at least until the Proposed Metromedia Transaction has been approved by the Company's Board of Directors. Management believes that the allegations contained in the Complaint are without merit for a variety of reasons, including the fact that the Company has not entered into a definitive agreement with respect to the Proposed Metromedia Transaction and the Proposed Metromedia Transaction has not been approved by the Board of Directors of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a).  Exhibits:

                                                                                    Exhibits Incorporated by Reference
                                                                               --------------------------------------------
                                                                                                          Designation of
                                                                                Previously Filed          Such Exhibit in
Exhibit No.            Description                                                  Document              Filed Document
- -----------     -----------------------------------------------------------    -------------------     --------------------
   2(a)       Stock Purchase Agreement by and among JCJ, Inc.                  Current Report on       2(a)
              Eastman Kodak Company and The Actava Group Inc.                  Form 8-K filed on
              dated August 12, 1994.  Also filed as exhibits thereto           August 25, 1994.
              are: Exhibit A - Promissory Note; Exhibit B - Seller
              Release; and, Exhibit C - Noncompetition Agreement.
              The following is a list of omitted scheduled (or
              similar attachments) which the Company as registrant
              agrees to furnish supplementally to the Commission
              upon request; Exhibit D - Certificate of Incorpor-
              ation of Qualex Inc.; Exhibit E - By-Laws of Qualex
              Inc.; Exhibit F - Buyer Release; Schedule 1 - Shares
              Owned by Seller, Schedule 2.02--Capitalization of
              Qualex Inc.; and, Schedule 2.06 - Agreements
              between The Actava Group Inc. and Qualex Inc.

   4.1        Agreement between NationsBank and The Actava
              Group Inc. dated as of September 26, 1994, with respect to a $200 million line of credit for the financing of future acquisitions by the Company.

                                                                                    Exhibits Incorporated by Reference
                                                                               --------------------------------------------
                                                                                                          Designation of
                                                                                Previously Filed          Such Exhibit in
Exhibit No.            Description                                                  Document              Filed Document
- -----------     -----------------------------------------------------------    -------------------     --------------------
  10(a)       Credit Agreement dated as of October 11, 1994 by                 Current Report on       10(a)
              and between The Actava Group Inc. and Metromedia                 Form 8-K filed on
              Company with respect to a revolving credit facility              October 21, 1994.
              of up to $55 million.  The following exhibits are
              omitted: Exhibit A - Form of Note; Exhibit B - Form
              of Pledge Agreement; Exhibit C - Form of Guaranty;
              and Exhibit D - Form of Opinion of Paul, Weiss,
              Rifkind, Wharton and Garrison.  Registrant agrees
              to furnish copies of such exhibits upon request.

  10(b)       Revolving Credit Note dated as of October 11, 1994               Current Report on       10(b)
              with respect to a revolving credit facility of up                Form 8-K filed on
              to $55 million between The Actava Group Inc.                     October 21, 1994.
              and Metromedia Company.

  10(c)       Pledge Agreement dated as of October 11, 1994 by                 Current Report on       10(c)
              and between Metromedia Company; Met Telcell, Inc.;               Form 8-K filed on
              Met International, Inc.; John W. Kluge; Anita H.                 October 21, 1994.
              Subotnick and Stuart Subotnick, as joint tenants,
              and The Actava Group Inc. with respect to a
              revolving credit facility of up to $55 million.

                                                                                    Exhibits Incorporated by Reference
                                                                               --------------------------------------------
                                                                                                          Designation of
                                                                                Previously Filed          Such Exhibit in
Exhibit No.            Description                                                  Document              Filed Document
- -----------     -----------------------------------------------------------    -------------------     --------------------
  10(d)       Guaranty dated as of October 11, 1994 by John W.                 Current Report on       10(d)
              Kluge in favor of The Actava Group Inc. with respect             Form 8-K filed on
              to a revolving credit facility of up to $55 million.             October 21, 1994.

  10(e)       Amendment dated August 17, 1994 to Shareholder                   Current Report on       99
              Rights Agreement between the Company and                         Form 8-K filed on
              Westinghouse Electric Corporation dated                          August 25, 1994.
              June 8, 1993.

  11          Computation of Earnings Per Share.

  27          Financial Data Schedule (for the SEC use only).

  99(a)       Letter of intent regarding a contemplated business               Current Report on       99(a)
              combination by and among The Actava Group Inc.,                  Form 8-K filed on
              Metromedia International, Inc., and International                September 2, 1994.
              Telcell, Inc. dated as of August 31, 1994.

  99(b)       Letter of intent regarding a contemplated business               Current Report on       99(b)
              combination by and among The Actava Group Inc. and               Form 8-K filed on
              Orion Pictures Corporation dated as of August 31,                September 2, 1994.
              1994.

  99(c)       Letter of intent regarding a contemplated business               Current Report on       99(c)
              combination by and among Orion Pictures Corporation,             Form 8-K filed on
              MCEG Sterling Incorporated and The Actava Group Inc.             September 2, 1994.
              dated as of August 31, 1994.

  99(d)       Amendment dated August 17, 1994 to Shareholder                   Current Report on       99(d)
              Rights Agreement between the Company and                         Form 8-K filed on
              Westinghouse Electric Corporation dated June 8, 1993.            September 2, 1994.



  (b).        Three Forms 8-K have been filed during the quarter for which this report is filed:


              (i). On August 25, 1994, a Form 8-K was filed to report the sale of the Company's interest in Qualex Inc. to Eastman Kodak Company on August 12, 1994. The following pro forma financial statements were provided for The Actava Group Inc.:

                     o    Pro Forma Balance Sheet as of June 30, 1994;

                     o Pro Forma Consolidated Statement of Continuing Operations for the years ending December 31, 1991, 1992, and 1993 and for the six months ended June 30, 1994.

The Company also reported an amendment to the Shareholders Rights Agreement dated June 8, 1993 between the Company and Westinghouse Electric Corporation to confirm an August 3, 1994 agreement wherein the exercise date of certain rights under the agreement were extended to February 7, 1994. Additionally, the Company reported a proposed change in its fiscal year-end from December 31 to August 31.


               (ii). On September 2, 1994, a Form 8-K was filed to report that on August 31, 1994, the Company entered into letters of intent with Orion Pictures Corporation, MCEG Sterling Incorporated, International Telcell, Inc., and Metromedia International Inc. providing for a combination of the foregoing companies into one new company to be named Metromedia International Group, Inc.

              (iii). On September 14, 1994, the Company reported that on September 9, 1994, the Company's Board of Directors rescinded the change in the Company's fiscal year-end from December 31 to August 31 and that the Company would continue to use the calendar year as its fiscal year.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            THE ACTAVA GROUP INC.
                                            ---------------------
                                                 REGISTRANT


                                            /s/ FREDERICK B. BEILSTEIN, III
                                            -------------------------------
                                            FREDERICK B. BEILSTEIN, III
                                            SENIOR VICE PRESIDENT, TREASURER
                                            AND CHIEF FINANCIAL OFFICER



DATE:  NOVEMBER 14, 1994

                                 EXHIBIT INDEX



Exhibit No.                            Description
- -----------          ----------------------------------------------------
   4.1               Agreement between NationsBank and The Actava
                     Group Inc. dated as of September 26, 1994, with
                     respect to a $200 million line of credit for the
                     financing of future acquisitions by the Company.

  11                 Computation of Earnings Per Share.

  27                 Financial Data Schedule (for the SEC use only).