Form 10-K
ACTAVA GROUP INC
filed 1995-03-30
CIK 39547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

(MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                  OR
     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM --------------- TO
                ---------------

                         COMMISSION FILE NUMBER 1-5706
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

                      TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE ON WHICH
                                                                            REGISTERED
Common Stock, $1 par value                                       New York Stock Exchange
                                                                 Pacific Stock Exchange
9 1/2% Subordinated Debentures, due August 1, 1998               New York Stock Exchange
9 7/8% Senior Subordinated Debentures, due March 15, 1997        New York Stock Exchange
10% Subordinated Debentures, due October 1, 1999                 New York Stock Exchange

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK OF THE REGISTRANT HELD BY NONAFFILIATES OF THE REGISTRANT AT MARCH 15, 1995 COMPUTED BY REFERENCE TO THE LAST REPORTED SALE PRICE OF THE COMMON STOCK ON THE COMPOSITE TAPE ON SUCH DATE WAS $116,409,216.

     THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 15, 1995 WAS 17,308,258 SHARES.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The Actava Group Inc. ("Actava" or the "Company") was organized in 1929 under Pennsylvania law and was reincorporated in 1968 under Delaware law. On July 19, 1993, the Company changed its name from Fuqua Industries, Inc. to The Actava Group Inc. The Company's principal executive offices are located at 4900 Georgia-Pacific Center, Atlanta, Georgia 30303, and its telephone number is
(404) 658-9000.

     Since the late 1960's, the Company has owned, operated and sold dozens of companies in many diverse industries, including photofinishing, recreation, sporting goods, yacht and sailboat manufacturing, outdoor power equipment, manufactured housing, petroleum distribution, movie theaters, retailing, broadcasting, trucking, food and beverages, grain storage bins, taxicabs, seating and banking. At the beginning of 1994, the Company owned and operated businesses in three industries: photofinishing, lawn and garden equipment, and sporting goods. The Company sold its photofinishing subsidiary and its four sporting goods subsidiaries during 1994. As a result of these transactions, the Company presently operates only one business, Snapper Power Equipment Company ("Snapper"), which is a division of the Company and is engaged in the manufacture and sale of lawn and garden equipment. In addition to operating Snapper, the Company owns 19,169,000 shares of the Common Stock of Roadmaster Industries, Inc. ("Roadmaster"). These shares were issued to the Company in connection with the sale of the Company's four sporting goods subsidiaries to Roadmaster. See "Major Developments During 1994 -- Sale of Sporting Goods Subsidiaries." The Company is presently evaluating new opportunities and strategies for enhancing stockholder value, including a proposal that the Company enter into a business combination with three other companies in order to create a global media, entertainment and communications company. See "Major Developments During 1994 -- Proposed Metromedia Transaction."

MAJOR DEVELOPMENTS DURING 1994

     A number of major developments affecting the Company occurred during 1994. These developments are described below.

  Election of John D. Phillips as Chief Executive Officer

     On April 19, 1994, the Board of Directors of the Company elected John D. Phillips as President, Chief Executive Officer and a director of the Company. The Company on the same date sold 700,000 shares of its $1.00 par value Common Stock ("Actava Common Stock") to Renaissance Partners, a partnership for which Mr. Phillips serves as a general partner, for a cash price of $4,462,500, and the Company issued to Mr. Phillips seven-year options for the purchase of 300,000 additional shares of Actava Common Stock at a price of $6.375 per share. As a result of these transactions, Mr. Phillips, as of March 15, 1995, was the beneficial owner of 5.8% of the outstanding shares of Actava Common Stock. From 1989 to 1993, Mr. Phillips was President and a director of Resurgens Communications Group, Inc., which transmitted operator-assisted long distance telephone calls and provided operator services and billing and collection services to other long distance telephone companies. Resurgens Communications Group, Inc. merged with Metromedia Communications Corporation and LDDS Communications, Inc. in September 1993, and the combined company now operates as a long distance telecommunications company under the name LDDS Communications, Inc.

     Mr. Phillips was given a mandate by the Company's Board of Directors to improve the Company's operations and to increase stockholder value. As a result of this mandate, the Company sold its photofinishing subsidiary and its four sporting goods subsidiaries during 1994. These transactions have strengthened the financial condition of the Company and have enabled the Company to pursue other business opportunities.

  Sale of Qualex

     The Company was engaged in the photofinishing business from 1967 through August 12, 1994. In 1988, the Company combined its photofinishing subsidiary, Colorcraft Corporation, with the United States photofinishing operations of Eastman Kodak Company ("Kodak"). The company resulting from this combination was named Qualex Inc. ("Qualex") and was jointly owned by the Company and Kodak. Qualex is the largest wholesale photofinishing company in the United States.

     On August 12, 1994, the Company sold its 50% interest in Qualex to Kodak and, as a result, is no longer engaged in the photofinishing business. In exchange for the Company's ownership interest in Qualex, as well as a covenant not to compete and related releases from the Company, Kodak paid the Company $50 million in cash and agreed to pay the Company an additional $100 million without interest in two equal installments on February 13, 1995 and August 11, 1995. The cash received and to be received by the Company from the sale of Qualex improved the Company's liquidity and the Company's ability to take advantage of future business opportunities. In connection with the sale of Qualex, the Company reclassified Qualex as a discontinued operation. During 1994, the Company recorded a loss of $40.7 million from discontinued operations. This loss included a loss of $37.9 million on the sale of the Company's interest in Qualex and a loss of $2.8 million relating to the operations of Qualex in 1994.

     Prior to June 30, 1994, the Company owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that, under generally accepted accounting principles, it had effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994.

     Upon the formation of Qualex in 1988, the Company and Kodak entered into a Shareholders Agreement (the "Qualex Shareholders Agreement") that provided, among other things, for a reduction in the Company's voting control of Qualex from 51% to 50% and for changes in the composition of the Board of Directors of Qualex in the event of a "change of control" of the Company. The Qualex Shareholders Agreement defined the term "change of control" to include a "transaction or occurrence the effect of which is to give a person or group of affiliated persons or entities the power to direct the management and policies" of the Company.

     In 1991, Charles R. Scott was elected President and Chief Executive Officer of the Company. At the time of his election, Mr. Scott was also serving as Chairman and Chief Executive Officer of a company that owned approximately 25% of the Company's voting stock and was the Company's single largest stockholder. Because Mr. Scott was serving at the same time as the Chief Executive Officer of both the Company and the Company's single largest stockholder, the Company and Kodak agreed that a "change of control" of the Company had occurred for purposes of the Qualex Shareholders Agreement. Despite this "change in control" of the Company, Kodak agreed that the Company would continue to own 51% of the voting control of Qualex and to elect a majority of the directors of Qualex. The Qualex Shareholders Agreement, however, was amended to provide that Kodak had the right to change the Company's control of Qualex on March 1, 1992 or on any subsequent March 1. During the period from 1991 until the second quarter of 1994, the Company did not believe that Kodak would exercise the right to change the Company's control of Qualex, and Kodak, in fact, did not exercise this right on March 1, 1992, 1993, or 1994.

     Mr. Phillips was elected as President and Chief Executive Officer of the Company on April 19, 1994. In late April 1994, the Company's management became aware of Kodak's position that the election of Mr. Phillips as President and Chief Executive Officer of the Company resulted in a "change of control" of the Company under the Qualex Shareholders Agreement. The Company, however, did not believe that the election of Mr. Phillips constituted a "change in control" of the Company as defined in the Qualex Shareholders Agreement. This belief was based in part on the fact that (i) Mr. Phillips owned less than 4% of the Company's voting stock at the time of his election, (ii) Delaware corporate law, under which the Company is governed, provides that the business and affairs of a corporation shall be managed by and under the direction of the Board of Directors -- not the president, and (iii) eight of the nine members of the Board of Directors of the Company after the election of Mr. Phillips were serving as directors before the election of

Mr. Phillips. Although Kodak had informed the Company of its position that a "change in control" of the Company had occurred, the Company believed that the issue would be resolved without a change in control of Qualex. At a meeting held on June 8, 1994, Kodak restated its position that the election of Mr. Phillips constituted a "change in control" of the Company under the Qualex Shareholders Agreement and requested that changes be made in the Company's voting control of Qualex and in the composition of the Board of Directors of Qualex. The disagreement between the Company and Kodak as to whether or not a "change in control" had occurred was resolved at this meeting when the Company agreed that it would not contest Kodak's interpretation of the Qualex Shareholders Agreement. As a result, on June 30, 1994, the Company's ownership of the voting stock of Qualex was reduced to 50% and the Company and Kodak each became entitled to elect an equal number of members of the Board of Directors of Qualex. Because of these changes affecting the Company's control of Qualex, the Company discontinued its practice of consolidating the accounts of Qualex and began accounting for its ownership in Qualex under the equity method effective as of June 30, 1994. As a result, the Company's balance sheet, effective as of June 30, 1994, no longer included approximately $771 million of Qualex's assets, including approximately $367 million of intangible assets, and approximately $399 million of Qualex's liabilities, including approximately $260 million of long-term debt and approximately $21 million of working capital.

  Sale of Sporting Goods Subsidiaries

     The Company during 1994 transferred ownership of its four sporting goods subsidiaries to Roadmaster in exchange for 19,169,000 shares of the $.01 par value Common Stock of Roadmaster ("Roadmaster Common Stock"). The transaction with Roadmaster (the "Exchange Transaction") was consummated pursuant to the terms of an Agreement and Plan of Reorganization dated as of July 20, 1994 (the "Agreement") by and among the Company, the Company's four sporting goods subsidiaries, and Roadmaster. The Agreement and the Exchange Transaction were approved by the Company's stockholders at a Special Meeting of the Stockholders held on December 6, 1994, and the Exchange Transaction was closed effective as of the same date (the "Closing Date").

     As a result of the Exchange Transaction, the Company now owns approximately 39% of the issued and outstanding shares of Roadmaster Common Stock based on 49,289,529 shares of Roadmaster Common Stock outstanding as of March 15, 1995. Shares of Roadmaster Common Stock are listed on the New York Stock Exchange. For a description of the business of Roadmaster, see "Narrative Description of Business -- Investment in Roadmaster Industries, Inc." below.

     The four subsidiaries of the Company transferred to Roadmaster were Diversified Products Corporation ("Diversified Products"), Hutch Sports USA Inc. ("Hutch"), Nelson/Weather-Rite, Inc. ("Nelson/ Weather-Rite"), and Willow Hosiery Company, Inc. ("Willow") (collectively referred to as the "Sports Subsidiaries"). On the Closing Date, the aggregate book value of the Sports Subsidiaries was approximately $68.3 million. The market value of the shares of Roadmaster Common Stock received by the Company in exchange for the Sports Subsidiaries was approximately $76.7 million as of the Closing Date and approximately $55.1 million as of March 15, 1995. Due to the nature of the Exchange Transaction, the Company recorded its initial investment in Roadmaster on its books at an amount equal to the aggregate book value of the Sports Subsidiaries as of the Closing Date rather than recognizing a gain on the transaction.

     In connection with the consummation of the Exchange Transaction, Roadmaster adopted certain amendments to its Certificate of Incorporation. Among other things, these amendments (i) increased the number of authorized shares of Roadmaster Common Stock to 100,000,000 shares, (ii) fixed the number of members of the Board of Directors of Roadmaster at nine, (iii) required that all action by the stockholders of Roadmaster be taken at an annual or special meeting, (iv) provided for advance notice of nominations to the Board of Directors of Roadmaster, (v) required a two-thirds vote of the members of the Board of Directors of Roadmaster to terminate Roadmaster's existing Chief Executive Officer and Chief Operating Officer, except that the Board of Directors of Roadmaster will have the right to terminate such officers by a majority vote if Roadmaster has not reported positive net income from continuing operations for the fiscal year preceding the year in which the Board of Directors elects to terminate such officers, and (vi) required super-majority voting by the stockholders to amend certain provisions of Roadmaster's Certificate of Incorporation and Bylaws.

     On the Closing Date, the Company, Roadmaster, Henry Fong, the Chief Executive Officer and a director of Roadmaster, and Edward E. Shake, the Chief Operating Officer and a director of Roadmaster, entered into a Shareholders Agreement (the "Roadmaster Shareholders Agreement") providing, among other things, for the composition of the Board of Directors of Roadmaster. The Roadmaster Shareholders Agreement expires on the fifth anniversary of the Closing Date unless it is earlier terminated in accordance with its terms. The parties to the Roadmaster Shareholders Agreement have agreed to take all action necessary to cause Roadmaster's Board of Directors to be fixed at nine directors, four of whom will be designated by the Company (the "Actava Designated Directors") and five of whom will be designated by Roadmaster (the "Roadmaster Designated Directors"). Two of the four persons initially elected to serve as Actava Designated Directors were required to be persons who are not employees, officers or affiliates of Roadmaster or the Company. In addition, three of the five persons who serve as Roadmaster Designated Directors must be persons who are not employees, officers or affiliates of Roadmaster or the Company. The Actava Designated Directors were elected to the Board of Directors of Roadmaster on December 16, 1994. They are Mr. Phillips, President and Chief Executive Officer of the Company, Carl E. Sanders, a member of the Board of Directors of the Company and the Chairman of the Atlanta law firm Troutman Sanders, Clay C. Long, Chairman of Long, Aldridge & Norman, an Atlanta law firm, and Michael P. Marshall, a private investor and the former Chairman of the Board of Directors of Resurgens Communications Group, Inc. Mr. Phillips and Mr. Marshall are both general partners in Renaissance Partners, a Georgia general partnership which owns 700,000 shares of Actava Common Stock. Mr. Sanders and Mr. Long are both partners in law firms that provide legal services to the Company. The Roadmaster Shareholders Agreement obligates the parties to use their best efforts to cause at least one of the Actava Designated Directors to serve on each committee of Roadmaster's Board of Directors and to cause at least two Actava Designated Directors to serve on any committee consisting of five or more members.

     The Roadmaster Shareholders Agreement provides for a reduction in the number of Actava Designated Directors in the event that the Company sells, transfers or assigns a portion of the shares of Roadmaster Common Stock owned by the Company. If the number of shares of Roadmaster Common Stock owned by the Company is reduced to a number less than 12,000,000 but equal to or more than 8,000,000, then the Company will become entitled to designate only three members to Roadmaster's Board of Directors. If the number of shares of Roadmaster Common Stock owned by the Company is reduced to less than 8,000,000 but equal to or more than 5,000,000, then the Company will be entitled to designate only two members to Roadmaster's Board of Directors. If the number of shares of Roadmaster Common Stock owned by the Company is reduced to less than 5,000,000 but equal to or more than 2,000,000, then the Company will be entitled to designate only one member to Roadmaster's Board of Directors.

     Subject to the limitations described above, the parties to the Roadmaster Shareholders Agreement have agreed that they will at all times and upon every opportunity affirmatively vote all of their shares of Roadmaster Common Stock to cause the Board of Directors to be composed of five Roadmaster Designated Directors and four Actava Designated Directors. In addition, Mr. Fong is obligated to use his best efforts to cause Equitex, Inc. to support the nomination and election of the Actava Designated Directors. Mr. Fong is the President and Chief Executive Officer and a director of Equitex, Inc., which currently owns 10.5% of the outstanding shares of Roadmaster Common Stock.

     The Company's obligation to support the nomination and election of the Roadmaster Designated Directors will terminate if (i) Roadmaster has not reported positive net income from continuing operations for its last fiscal year, (ii) the Actava Designated Directors have not been nominated and supported by the other parties to the Roadmaster Shareholders Agreement, or (iii) the Actava Designated Directors have not been elected to, and are not then serving on, the Roadmaster Board of Directors. The obligation of Roadmaster, Mr. Fong and Mr. Shake to support the nomination and election of the Actava Designated Directors will terminate if the Roadmaster Designated Directors have not been supported by the Company or if the Roadmaster Designated Directors have not been elected to, and are not then serving on, the Roadmaster Board of Directors.

     In addition to the voting provisions, the Roadmaster Shareholders Agreement grants to Roadmaster a right of first refusal with respect to any proposed sale of the shares of Roadmaster Common Stock issued to the Company in the Exchange Transaction for as long as the Actava Designated Directors have been nominated and elected to the Board of Directors of Roadmaster. Such right of first refusal will not apply to any proposed sale, transfer or assignment of such shares to any persons who would, after consummation of such transaction, own less than 10% of the outstanding shares of Roadmaster Common Stock or to any sale of such shares pursuant to a registration statement filed under the Securities Act of 1933, as amended (the "Securities Act"), if the Company has used its reasonable best efforts not to make any sale pursuant to such registration statement to any single purchaser or "Acquiring Person" who would own 10% or more of the outstanding shares of Roadmaster Common Stock after the consummation of such transaction. "Acquiring Person" generally is defined to mean any person or group which together with all affiliates is the beneficial owner of 5% or more of the outstanding shares of Roadmaster Common Stock. The right of first refusal also would not apply to any proposed sale, transfer or assignment of the Company's shares of Roadmaster Common Stock to an affiliate of the Company.

     The shares of Roadmaster Common Stock issued to the Company in connection with the Exchange Transaction have not been registered for resale under the Securities Act. On the Closing Date, however, the Company and Roadmaster entered into a Registration Rights Agreement (the "Registration Rights Agreement") under which Roadmaster agreed to register such shares ("Registrable Stock") at the request of the Company or its affiliates or any transferee who acquires at least 1,000,000 of the shares of Roadmaster Common Stock issued to the Company. Under the Registration Rights Agreement, registration may be required at any time during a ten-year period beginning as of the Closing Date (the "Registration Period") by the holders of at least 50% of the Registrable Stock if a "long-form" registration statement (i.e., a registration statement on Form S-1, S-2 or other similar form) is requested or by the holders of Registrable Stock with a value of at least $500,000 if a "short-form" registration statement (i.e., a registration statement on Form S-3 or other similar form) is requested. Roadmaster is required to pay all expenses incurred (other than the expenses of counsel, if any, for the holders of Registrable Stock, the expenses of underwriter's counsel, and underwriting fees) for any two registrations requested by the holders of Registrable Stock during the Registration Period. Roadmaster will become obligated to pay the expenses of up to two additional registrations if Roadmaster is not eligible to use a short-form registration statement to register the Registrable Stock at any time during the Registration Period. All other registrations will be at the expense of the holders of the Registrable Stock.

     In addition to the demand registration rights described above, if Roadmaster at any time proposes to register under the Securities Act any of its securities for sale for its own account or for the account of any person, subject to certain exceptions, it is required to provide the holders of Registrable Stock with the opportunity to sell some or all of their Registrable Stock pursuant to such registration. Roadmaster, however, is not required to grant any concession or additional rights to any other person to secure the right of any holder of Registrable Stock to participate in such registration. In addition, Roadmaster will have the right at least once during each twelve-month period to defer the filing of a demand registration statement for a period of up to 90 days after request for registration by the holders of the requisite number of shares of Registrable Stock.

     Any future registration rights granted by Roadmaster may not impair the priority of the registration rights granted to the holders of Registrable Stock, but Roadmaster may grant registration rights that are substantially similar to or that rank on a parity with the registration rights granted under the Registration Rights Agreement.

  Sale of Real Estate Investment

     The Company during 1994 entered into an agreement, subject to certain conditions, to sell to an investment group a parcel of real property located near Houston, Texas, and the related industrial revenue bonds owned by the Company, for $9 million in cash, which approximates the Company's book value in the property and the bonds. The property, which is known as Sienna Plantation, was purchased by the Company as an investment in 1973. This transaction will enable the Company to recover its book value in the property and the bonds and to be relieved of the recurring costs of owning and maintaining the property. The Company anticipates that this transaction will be closed on or before June 30, 1995.

  Proposed Metromedia Transaction

     On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling"), and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). It is contemplated that the surviving entity of the Proposed Metromedia Transaction would be a global media, entertainment and communications company named "Metromedia International Group, Inc." Metromedia Company ("Metromedia") and its affiliates, including John W. Kluge, presently control in excess of 50% of the voting power of both Orion and MITI.

     The consummation of the Proposed Metromedia Transaction is subject, among other things, to the successful negotiation and execution of definitive agreements, approval of the Proposed Metromedia Transaction by the Boards of Directors and stockholders of the Company, Orion, Sterling, and MITI, the completion of satisfactory due diligence investigations by each of the parties to the Proposed Metromedia Transaction, the receipt of all required lender consents, the successful refinancing of the currently outstanding indebtedness of Orion, and the receipt of all required regulatory approvals. There can be no assurance that the parties will negotiate and enter into definitive agreements or, even if definitive agreements are executed, that the various conditions to the transaction will be satisfied and that the Proposed Metromedia Transaction will be consummated. The Board of Directors of the Company has retained CS First Boston Corporation to serve as its financial adviser in connection with the Proposed Metromedia Transaction and to render an opinion on the fairness of the transaction to the Company's stockholders from a financial point of view. Although the Board of Directors of the Company has met on several occasions to consider the Proposed Metromedia Transaction, it has not approved the Proposed Metromedia Transaction. If the Proposed Metromedia Transaction is approved by the Company's Board of Directors and if definitive agreements are executed by the parties thereto, then the Company will call a special meeting of stockholders for the purpose of considering the Proposed Metromedia Transaction. In this event, detailed information regarding the Proposed Metromedia Transaction, including pro forma financial information, will be presented to the Company's stockholders in a proxy statement relating to the Proposed Metromedia Transaction.

     The letters of intent relating to the Proposed Metromedia Transaction provide that (i) each outstanding share of Orion common stock would be exchanged for 0.57143 shares of Actava Common Stock or its equivalent in the entity that survives the combination, (ii) each share of Sterling common stock would be converted into 1,000,000 shares of Orion common stock which would then be exchanged for Actava Common Stock or its equivalent in the entity that survives the combination at the same 0.57143 exchange ratio, and (iii) each share of MITI common stock would be exchanged for 5.5614 shares of Actava Common Stock or its equivalent in the entity that survives the combination. The foregoing exchange ratios will be subject to certain adjustments depending on the trading range of Actava Common Stock. Approximately 17,308,258 shares of Actava Common Stock were issued and outstanding as of March 15, 1995. If the Proposed Metromedia Transaction is consummated, it is currently anticipated that the Company (based on the market price of Actava Common Stock as of March 15, 1995 and assuming the Company is the surviving entity of the Proposed Metromedia Transaction) would issue approximately 23,481,000 additional shares of Actava Common Stock. The letters of intent provide that all of the shares of common stock of the surviving entity in the Proposed Metromedia Transaction will be identical to the shares of Actava Common Stock currently outstanding, except that the shares of common stock issued to Metromedia and its affiliates (including Mr. Kluge) will be entitled to three votes per share. If the Proposed Metromedia Transaction is consummated, it is currently anticipated that Metromedia and its affiliates would control in excess of 50% of the voting power of the surviving entity in the transaction.

     The letters of intent further provide that Metromedia International Group, Inc. would be managed by a three-person Office of the Chairman consisting of Mr. Kluge, the current Chairman of Orion, as Chairman, Stuart Subotnick, Orion's current Vice Chairman, as Vice Chairman, and Mr. Phillips, the current President and Chief Executive Officer of the Company, as President. When the letters of intent were executed and announced, Mr. Phillips did not have a business relationship with Metromedia or Mr. Kluge. Mr. Phillips, however, has had previous business relationships with Metromedia and Mr. Kluge. Mr. Kluge or companies controlled by him, including Metromedia, have previously made investments in two companies for which Mr. Phillips was then serving as chief executive officer or chief operating officer.

     The letters of intent relating to the Proposed Metromedia Transaction contemplate that the Company will provide up to $55 million of interim financing on a secured basis to Orion, Sterling and MITI prior to consummation of the Proposed Metromedia Transaction. Pursuant to the letters of intent, the Company and Metromedia entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which the Company agreed to make loans to Metromedia in an amount not to exceed an aggregate of $55 million. Under the terms of the Credit Agreement, Metromedia will use the proceeds of the loans to make advances to or to pay obligations on behalf of Orion, Sterling and MITI. All loans made by the Company to Metromedia under the Credit Agreement are secured by shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, Mr. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans at an annual rate equal to the prime rate announced from time to time by Chemical Bank (9% as of March 15, 1995). Interest will be increased to prime plus three percent per annum if a party other than the Company terminates discussions relating to the Proposed Metromedia Transaction. Loans totalling $44.9 million had been made by the Company to Metromedia under the Credit Agreement as of March 15, 1995. All loans are due and payable on April 12, 1995, but Metromedia has requested the Company to extend the loans as long as the Proposed Metromedia Transaction is still pending. The Board of Directors of the Company has not acted on this request.

     Although the Proposed Metromedia Transaction has not been approved by the Company's Board of Directors, a stockholder of the Company has filed a class action lawsuit against the Company and each of its directors seeking to block the Proposed Metromedia Transaction. See Item 3. "Legal Proceedings -- Litigation Relating to Proposed Metromedia Transaction." In addition, Triton Group Ltd. ("Triton"), which owns approximately 25% of the issued and outstanding shares of Actava Common Stock, has publicly announced that it is opposed to the Proposed Metromedia Transaction and that it "is encouraging Actava's Board of Directors and management to evaluate other alternative business strategies and to exercise their obligations diligently under Delaware law relating to the sale of the Company." In response to Triton's opposition to the Proposed Metromedia Transaction, TAC, Inc., a newly formed Delaware corporation ("TAC"), has announced a tender offer to purchase all of the issued and outstanding shares of common stock of Triton. The purpose of the tender offer is to acquire control of Triton and thereafter to cause Triton to vote its shares of Actava Common Stock in favor of the Proposed Metromedia Transaction. TAC is owned by Mr. Phillips and by Met Tac, Inc., a company owned by Mr. Kluge, as trustee, and Mr. Subotnick.

NARRATIVE DESCRIPTION OF BUSINESS

     The Company currently engages in the lawn and garden equipment industry through a division of the Company doing business under the name "Snapper Power Equipment Company". In addition, the Company is indirectly engaged in the sporting goods business through its ownership interest in Roadmaster.

  Snapper Power Equipment Company

     Snapper manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snowthrowers, and related parts and accessories and distributes edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment and markets a fertilizer line under the Snapper(R) brand.

     Snapper products are premium priced, generally selling at retail from $250 to $8,600. They are sold exclusively through 52 independent distributors to approximately 7,300 dealers throughout the United States. In addition, Snapper products are exported to 26 independent distributors and four company-owned distributors covering 41 foreign countries. Snapper does no private label manufacturing of lawn and garden equipment and does not sell directly to multi-unit retailers or mass merchandisers. Although the ultimate consumers generally purchase lawnmowers in the spring and early summer, Snapper sells to its distributors nearly year-round, with the greatest volume of production and shipment preceding the ultimate consumer purchasing periods. Historically, Snapper has provided its distributors with accounts receivable redating programs under which the due dates for distributor accounts receivable were set to coincide with the anticipated sales to the ultimate consumer. During 1994, Snapper revised its redating programs for lawn and garden equipment in order to accelerate the collection of its accounts receivable from distributors and thereby reduce Snapper's working capital debt and improve its cash flow. As a result of the revision of these programs, Snapper's distributors and dealers postponed orders for new products during most of 1994 in order to reduce their inventory levels. During December of 1994, however, Snapper's distributors accelerated their purchases of Snapper products in order to build their inventories prior to the implementation of price increases by Snapper in 1995. Snapper anticipates that its distributors in the future will continue their previous effort to match retail inventories to consumer demand. See Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Snapper makes available, through General Electric Credit Corporation, a retail customer revolving credit plan which allows consumers to pay for Snapper products in installments. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products. In addition, Snapper has an agreement with a financial institution which makes floor plan financing for Snapper products available to dealers. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse by the financial institution to both the distributor and Snapper. The distributor, however, is obligated to repurchase any unused equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults.

     Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1,000,000 square feet. Snapper also manufactures a substantial portion of the component parts for its products, excluding engines and tires. Although most of the parts and materials for Snapper's products are commercially available from a number of sources, Snapper has substantially reduced the number of suppliers that it uses for parts and materials. In many cases, Snapper has agreed to use a single supplier for a specific part or material in order to obtain more favorable price, delivery and performance terms. Snapper believes, however, that alternative suppliers are available for all of the parts and materials that it needs in connection with the manufacture of its products.

     During the three years ended December 31, 1994, Snapper has spent an average of $5 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon any one or more patents, nor does it consider that patents play a material role in its business. Snapper does believe, however, that the registered trademark Snapper(R) is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

     The lawn and garden business is highly competitive, with the competition being based upon price, image, quality and service. Although no one company dominates the market, the Company believes that Snapper is one of the significant manufacturers of lawn and garden products. There are approximately 50 manufacturers who produce products that compete with Snapper's products. Snapper's principal brand name competitors in the sale of power lawnmowers include The Toro Company, Lawn-Boy (a product of The Toro Company), Sears, Roebuck and Co., Deere & Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing Co., American Yard Products, Inc. (a subsidiary of AB Electrolux), MTD Products, Inc., and Simplicity Manufacturing, Inc. Some of Snapper's competitors have greater financial resources than Snapper.

     At December 31, 1994, Snapper had approximately $94 million in backlog orders believed to be firm as compared to approximately $122 million in backlog orders at December 31, 1993.

     The Company is actively seeking to identify synergistic business combinations for Snapper and would ultimately like for Snapper to operate as, or as part of, a publicly held company in which the Company has an interest. Although the Company would prefer to own an interest in a publicly held Snapper, the Company is exploring other alternatives for Snapper, including a possible sale or joint venture or the continued operation of Snapper as a division or subsidiary. The Company currently is not a party to any agreements with respect to any acquisitions or business combinations regarding Snapper nor does it have any immediate plans or agreements that would cause Snapper to become publicly owned. No assurances can be given that the Company in the future will engage in such a transaction or effect such a plan.

  Investment in Roadmaster Industries, Inc.

     The Company owns approximately 39% of the outstanding shares of Roadmaster Common Stock as a result of the Exchange Transaction. Roadmaster, through its operating subsidiaries, is one of the largest manufacturers of bicycles and is a leading manufacturer of fitness equipment and toy products in the United States. The following is certain information concerning the business and operations of Roadmaster which was furnished to the Company by Roadmaster.

     Roadmaster's major product lines consist of bicycles for the adult, teen and juvenile markets, fitness equipment, including stationary aerobic equipment, multi-station weight systems and benches, and toy products such as tricycles, wagons, toy horses, bulk plastic toys, sleds and swing sets, and team sports and camping equipment. Roadmaster markets its products, primarily through mass merchandisers, under trade names with widespread consumer recognition and long operating histories, including Roadmaster(R), Vitamaster(R), Flexible Flyer(R), MacGregor(R), DP(R), Hutch(R), Reach(R), Weather-Rite(R), and American Camper(R). In 1994, Roadmaster had sales greater than $1 million to each of more than 20 leading mass merchandisers including Toys "R" Us Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart") and Target Stores, Inc. ("Target"). Roadmaster received Vendor of the Year awards from Toys "R" Us in 1992 and 1993, Wal-Mart in 1991 and Target in 1990.

     As a result of the Exchange Transaction, Roadmaster now owns and operates the four sporting goods companies formerly owned and operated by the Company. These companies are Diversified Products, Hutch, Nelson/Weather-Rite, and Willow. These companies manufacture, import and distribute products for a broad cross-section of the sporting goods, fitness, camping, and leisure markets. The companies also sell products under licenses from the National Football League, National Basketball Association, National Hockey League, Major League Baseball, The Walt Disney Company, Inc., Remington Arms Company, Inc. and numerous colleges and universities.

     Bicycle and fitness products together accounted for 78% of Roadmaster's net sales in 1994. Roadmaster has experienced sales growth in bicycles and fitness products of 540% and 144%, respectively, from 1990 through 1994. Roadmaster's management believes that Roadmaster's share of bicycles sold through mass merchandisers, who sell approximately 80% of all bicycles in the United States, has grown from 5% in 1990 to 25% in 1994. Roadmaster's total sales for the year ended December 31, 1994 increased by 46% to $455.7 million from the year ended December 31, 1993, primarily due to increased sales in Roadmaster's existing product lines. Due to the seasonality of its business, Roadmaster's fourth quarter sales over the past four years have accounted for approximately 35% of its total annual sales.

     Although international sales are not currently a significant part of Roadmaster's consolidated operations, Roadmaster plans to expand its existing distribution in Canada and Europe. In addition, Roadmaster intends to continue to pursue acquisitions of complementary product lines in order to achieve economies of scale and to leverage its existing relationships with mass merchandisers.

     Prior to consummation of the Exchange Transaction, the manufacturing facility operated by Diversified Products in Opelika, Alabama was underutilized. Diversified Products used approximately 60% of its production space during its peak manufacturing season and approximately 30% of its production space during non-peak periods. As a result of the Exchange Transaction, Roadmaster has opened a new bicycle production line at Diversified Products' manufacturing facility, which has substantially increased the utilization of this facility. Roadmaster plans to add additional production lines at this facility in the future.

     Roadmaster's principal executive offices are located at the International Sports Plaza, 250 Spring Street, N.W., Suite 3 South, Atlanta, Georgia 30303, and its telephone number is (404) 586-9000. Roadmaster and each of its domestic subsidiaries are incorporated under Delaware law.

ENVIRONMENTAL PROTECTION

     Snapper's manufacturing plant is subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1994 and are not expected to be material in future years for compliance relating to facilities owned by Snapper in 1994.

     The Company is involved in various environmental matters involving property owned or operated by a former subsidiary of the Company, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The Company's participation in two existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for both sites. The Company is also participating in the initial investigation of a potential environmental contamination site involving a divested operation. This site is not presently designated as a superfund site.

     The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products and was transferred to a wholly owned subsidiary of the Company in connection with the Exchange Transaction. Diversified Products previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, Diversified Products discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the negotiation of the Exchange Transaction, Roadmaster and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and Roadmaster entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by Diversified Products except for the Opelika Property. The Company has a reserve of approximately $1.9 million to cover any environmental liabilities resulting from its ownership of the Opelika Property or its obligations under the Indemnity Agreement.

EMPLOYEES

     At December 31, 1994, the Company, including Snapper, had approximately 1,225 employees. Approximately 900 of Snapper's employees were represented by a union under a collective bargaining agreement. In general, the Company believes that its employee relations are good.

INDUSTRY SEGMENT DATA

     Industry Segment Data is included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES

     The following table contains a list of the Company's principal properties. Certain of the properties are subject to mortgages securing indebtedness, which, as of December 31, 1994, aggregated approximately $1.1 million, including mortgages on machinery and equipment. See "Notes Payable and Long-Term Debt" in Notes to Consolidated Financial Statements.

                                                          NUMBER
                                                     ----------------
                    DESCRIPTION                      OWNED     LEASED             LOCATION
---------------------------------------------------  -----     ------       --------------------
Snapper:
  Manufacturing Plant..............................    1         --         McDonough, Georgia
  Distribution Facility............................   --          1         McDonough, Georgia
General Corporate:
  Office Space.....................................   --          2         Atlanta, Georgia

     The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

     The lease covering the property utilized by Snapper for its distribution facility expires in September of 1995. The Company's corporate staff employees are currently divided between two offices. The lease for one of such offices expires in August of 1995. The other office is currently being leased on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

  Divested Subsidiary

     On November 30, 1993, a lawsuit was filed by the United States Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of the Company, in the United States District Court for the Western District of Michigan. The lawsuit is captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between the Company and Amseco Acquisition, Inc., dated July 5, 1987, the Company assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes involving events occurring on or before June 22, 1987. The DOJ alleges, among other things, that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems, furniture and related services. The complaint seeks recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest. The parties have engaged in settlement discussions but have not agreed on a disposition of the case. A trial, if necessary, has been scheduled for June of 1995. The DOJ has asserted damages of approximately $3,500,000. If such damages were awarded and then trebled, the total damages, excluding penalties, costs and interest, could exceed $10,000,000. In addition, penalties, if assessed, could range from several thousand dollars to several million dollars. As a result, this lawsuit could have a material effect on the results of operations and financial condition of the Company. The Company's management, however, believes that American Seating has meritorious defenses to the allegations made by the DOJ and does not expect the Company to incur any material liability as a result of this lawsuit.

  Shareholder Litigation

     On February 25, 1991, a lawsuit styled Virginia E. Abrams and Fuqua Industries, Inc. v. J.B. Fuqua, et. al., Civil Action No. 11974, was filed in the Delaware Chancery Court. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton, which currently owns approximately 25% of the outstanding shares of Actava Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of Actava Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15,700,000 for alleged improper profits obtained by Mr. J. B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees.

     As of March 4, 1991, two additional complaints, Behrens and Harris v. Fuqua Industries, Inc., et. al., Civil Action No. 11988, and Freberg and Lewis v. Fuqua Industries, Inc., et. al., Civil Action No. 11989, had been filed in the Delaware Chancery Court by plaintiffs who allege that they are stockholders of the Company. Each of these complaints purported to be brought on behalf of a class of stockholders of the Company other than the named defendants. The named defendants are the Company and certain of its current and former directors. The complaints alleged, among other things, that members of the Company's Board of Directors presently contemplate either a sale, a merger or other business combination involving Intermark and the Company or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorneys' fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties to the plaintiffs and other members of the class and to take all appropriate steps to enhance the Company's value as a merger or acquisition candidate.

     On motion by the defendants in all three lawsuits, the Delaware Chancery Court ordered the consolidation of the three lawsuits in In re Fuqua Industries, Inc. Shareholder Litigation, Civil Action No. 11974, on May 1, 1991. These lawsuits continue to be in the discovery stage. No significant events occurred with respect to these lawsuits during 1994.

  Litigation Relating to Proposed Metromedia Transaction

     On September 23, 1994, a stockholder of the Company filed a class action lawsuit against the Company and each of its directors seeking to block the Proposed Metromedia Transaction. The lawsuit was filed in the Chancery Court for New Castle County, Delaware and is styled James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Pension Plan Trust v. John D. Phillips, et. al., Civil Action No. 13765. The Company and its directors were served with this lawsuit on September 28, 1994. The complaint alleges that the terms of the Proposed Metromedia Transaction constitute an overpayment for the assets being acquired and consequently would result in a waste of the Company's assets. The complaint further alleges that the directors of the Company would be breaching their fiduciary duties to the Company's stockholders by approving the Proposed Metromedia Transaction. The Company and its directors have filed a motion to dismiss this lawsuit. The stockholder who filed the lawsuit has not responded to the motion to dismiss. Management believes that the allegations contained in the complaint are without merit for a variety of reasons, including the fact that the Company has not entered into a definitive agreement with respect to the Proposed Metromedia Transaction and the Proposed Metromedia Transaction has not been approved by the Board of Directors of the Company.

  Other Litigation

     The Company is the defendant in various other legal proceedings. Except as described herein, the Company is not aware, however, of any other action that, in the opinion of management, would materially and adversely affect the Company's liquidity, results of operations or financial position. See Item 1. "Environmental Protection."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders of the Company was held on December 6, 1994 for the purpose of enabling stockholders to consider and vote upon the Exchange Transaction. The holders of 11,422,091 shares of Actava Common Stock voted in favor of the Exchange Transaction, the holders of 140,696 shares voted against the Exchange Transaction, and the holders of 66,976 shares abstained from voting. See "Major Developments During 1994 -- Sale of Sporting Goods Subsidiaries."

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of the Company as of the date hereof was elected to serve until the next annual meeting of the Board of Directors of the Company or until his successor is elected and qualified:

                                                                             POSITION
            NAME              AGE                  OFFICE                   HELD SINCE
----------------------------  ---     ---------------------------------    -------------
John D. Phillips............  52      President and Chief Executive        April 1994
                                      Officer
Frederick B. Beilstein,       47                                           May 1991
  III.......................          Senior Vice
                                      President -- Treasurer and Chief
                                        Financial Officer
W. Tod Chmar................  41      Senior Vice President                June 1994
Walter M. Grant.............  49      Senior Vice President, General       July 1993
                                        Counsel and Secretary
Michael A. Lustig...........  39      Vice President -- Corporate          February 1995
                                        Development

     Mr. Phillips was elected to the position of President and Chief Executive Officer of the Company on April 19, 1994. Mr. Phillips served as President and Chief Executive Officer of Resurgens Communications Group, Inc. ("Resurgens") from May 1989 until Resurgens was merged with Metromedia Communications Corporation and LDDS Communications, Inc. in September 1993.

     On May 30, 1991, Mr. Beilstein was elected to the office of Senior Vice President -- Treasurer and Chief Financial Officer. Prior to joining the Company, Mr. Beilstein served as Executive Vice President and Chief Financial Officer of Edgcomb Metals Company from January 1990 through March 1991. Prior to March 1991, Mr. Beilstein served as Senior Executive Vice President and Chief Financial Officer of Days Inns Corp. and as President of Days Inns Management Company, Inc.

     Mr. Chmar was elected to the position of Senior Vice President of the Company on June 10, 1994. Mr. Chmar served as a partner in the law firm of Long, Aldridge & Norman from January 1985 until September 1993.

     Mr. Grant was elected to the office of Senior Vice President and General Counsel in July 1993 and to the position of Secretary in March 1994. Mr. Grant served as Senior Vice President and General Counsel for the North American operations of Smith & Nephew plc, an international health care company, from October 1991 through June 1993. Prior to October 1991, Mr. Grant served as Vice President, General Counsel and Secretary of Contel Corporation, a telecommunications company.

     Mr. Lustig, who has been an employee of the Company since 1979, was elected to the position of Vice President -- Corporate Development effective as of February 15, 1995. Mr. Lustig had previously served in this same position from January 1992 until November 1993. In November 1993, Mr. Lustig was elected to the office of Executive Vice President and Chief Financial Officer of Diversified Products, which was then a wholly-owned subsidiary of the Company. Mr. Lustig served as an officer of Diversified Products until Diversified Products was acquired by Roadmaster on December 6, 1994. Mr. Lustig served as Vice President -- Research of the Company during 1991 and served as an Assistant Vice President of the Company prior to 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Actava Common Stock is listed and traded on the New York and Pacific Stock Exchanges. The following table summarizes the high and low market prices for Actava Common Stock according to the New York Stock Exchange Composite Tape and the cash dividends declared by the Company for 1994 and 1993:

                                                MARKET PRICE OF COMMON STOCK
                                              --------------------------------
                                                                                       CASH
                                                  1994               1993           DIVIDENDS
                                              -------------     --------------     ------------
                 QUARTERS ENDED               HIGH     LOW      HIGH      LOW      1994    1993
    ----------------------------------------  -----    ----     -----    -----     -----   ----
    March 31................................  $9 1/4   $5 7/8   $14 1/2  $11 5/8    -0-    $.09
    June 30.................................   9 3/8    5 3/4    14        9 1/2    -0-    $.09
    September 30............................  13 3/4    8 1/4     9 1/2    7 1/4    -0-    $.09
    December 31.............................  10 3/8    8 3/8     8 1/4    6 5/8    -0-    $.09

     Holders of Actava Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for the payment of dividends. The Company paid a quarterly dividend in varying amounts per share from 1976 through the fourth quarter of 1993. On March 2, 1994, the Company announced that its Board of Directors had suspended the dividends on Actava Common Stock. The Company intends to retain earnings to finance the development and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, and financial condition, and the existence or absence of any contractual limitations on the payment of dividends. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of March 15, 1995, there were approximately 6,400 record holders of Actava Common Stock. The last reported sale price for Actava Common Stock on such date was $9.625 per share according to the New York Stock Exchange Composite Tape.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                         1994    1993(A)  1992(A)  1991(A)  1990(A)
                                                         -----   ------   ------   ------   ------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................  $ 552   $  466   $  378   $  275   $  348
Income (loss) from continuing operations...............    (23)     (52)      --      (56)     (10)
Income (loss) from discontinued operations.............    (41)       9       11        5        9
Extraordinary items....................................     (2)      --       --       --        1
Cumulative effect of changes in accounting
  principles...........................................     --       (4)       1       --       --
Net income (loss)......................................    (66)     (47)      12      (51)      --
Total assets...........................................    487    1,275    1,218    1,090    1,016
Long-term debt.........................................      3      221      220      157       43
Subordinated debt......................................    157      191      194      195      200
                                                         -----   ------   ------   ------   ------
          Total long-term and subordinated debt........    160      412      414      352      243
                                                         =====   ======   ======   ======   ======
Redeemable common stock................................     12       12       --       --       --

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                         1994    1993(A)  1992(A)  1991(A)  1990(A)
                                                         -----   ------   ------   ------   ------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Per common share:
Primary earnings
  Continuing operations................................  (1.29)   (3.01)    (.02)   (3.38)    (.59)
  Discontinued operations..............................  (2.24)     .49      .66      .30      .53
  Extraordinary item...................................   (.09)      --       --       --      .05
  Cumulative effect -- accounting change...............     --     (.25)     .06       --       --
                                                         -----   ------   ------   ------   ------
  Net income (loss)....................................  (3.62)   (2.77)     .70    (3.08)    (.01)
                                                         =====   ======   ======   ======   ======
Fully diluted earnings
  Continuing operations................................  (1.29)   (3.01)    (.02)   (3.38)    (.59)
  Discontinued operations..............................  (2.24)     .49      .66      .30      .53
  Extraordinary item...................................   (.09)      --       --       --      .05
  Cumulative effect -- accounting change...............     --     (.25)     .06       --       --
                                                         -----   ------   ------   ------   ------
  Net income (loss)....................................  (3.62)   (2.77)     .70    (3.08)    (.01)
                                                         =====   ======   ======   ======   ======
Cash dividends declared................................  $  --   $  .36   $  .36   $  .36   $  .32
                                                         =====   ======   ======   ======   ======

---------------

(a) Reclassified for discontinued operations.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During 1994, Actava's management took several steps to redirect the Company's focus in order to improve its operating results and financial condition and to enable it to pursue new business opportunities. These steps included the sale of the Sports Subsidiaries to Roadmaster for Roadmaster's publicly traded stock valued at approximately $76.7 million on the date of the sale and valued at approximately $55.1 million as of March 15, 1995, the sale of the Company's 50% ownership interest in Qualex to Kodak for cash and short-term notes totaling $150 million, the negotiation and execution of a contract to sell a real estate investment for $9 million in cash, and the initiation of negotiations for a business combination that would create a global media, entertainment and communications company.

     The Company's Snapper Division currently provides lawn and garden products through distribution channels to domestic and foreign retail markets. In addition, the Company is indirectly involved in the sporting goods business through its ownership interest in Roadmaster.

     On December 6, 1994, Actava transferred the Sports Subsidiaries to Roadmaster in exchange for approximately 19.2 million shares of Roadmaster Common Stock, which represented approximately 39% of the issued and outstanding shares of Roadmaster Common Stock. Although the value of the shares of Roadmaster Common Stock received by Actava on the transaction date exceeded Actava's investment in the Sport Subsidiaries, a gain was not recognized for financial reporting purposes because the transaction was classified as a nonmonetary exchange which requires that the shares be recorded at the book value of the assets exchanged. The results of operations for the Sports Subsidiaries through December 6, 1994, are reflected in the consolidated results of operations of Actava for the year ended December 31, 1994. The Sports Subsidiaries were not classified as a discontinued operation because of the 39% equity interest retained by Actava in Roadmaster. See "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

     On August 12, 1994, Actava sold its investment in Qualex to Kodak and recognized a loss from discontinued operations of $40.7 million for 1994. This loss included a loss of $37.9 million on the sale of the Company's interest in Qualex and a loss of $2.8 million relating to the operations of Qualex in 1994. Actava had consolidated the results of operations of Qualex with the results of operations of Actava for periods ending prior to June 30, 1994. During the second quarter of 1994, Actava began accounting for its investment in Qualex under the equity method and then began accounting for Qualex as a discontinued operation due to a decision to dispose of its interest in Qualex. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. See "Photofinishing Transaction and Discontinued Operation" in Notes to Consolidated Financial Statements.

     Actava is presently evaluating new opportunities and strategies for enhancing stockholder value. On August 31, 1994, Actava entered into letters of intent relating to the Proposed Metromedia Transaction. It is contemplated that the surviving entity of the Proposed Metromedia Transaction would be a global media, entertainment and communications company named Metromedia International Group, Inc. Consummation of the Proposed Metromedia Transaction is subject to a number of conditions, including completion of due diligence investigations by each of the parties, negotiation and execution of definitive agreements, the successful refinancing of the currently outstanding indebtedness of Orion, and approval of the transaction by Actava's Board of Directors and stockholders. There can be no assurance that the parties will negotiate and enter into definitive agreements or, even if definitive agreements are executed, that the various conditions to the transaction will be satisfied and that the Proposed Metromedia Transaction will be consummated. The Company is currently continuing its due diligence efforts regarding the Proposed Metromedia Transaction.

     The following is a discussion of the operating results and financial condition of the continuing operations of Actava on a consolidated basis, the operating results and financial condition of the Company's lawn and garden segment for all of 1994 and a discussion of the operating results and financial condition of the sporting goods segment for the period ending December 6, 1994. Financial information summarizing the results of operations for Qualex, which is classified in discontinued operations, is presented in "Photofinishing Transaction and Discontinued Operation" in Notes to Consolidated Financial Statements. Summary financial information for the Company's equity investment in Roadmaster is presented in "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

CONSOLIDATED CONTINUING OPERATIONS

                                                                            INCREASE (DECREASE)
                                                  FISCAL YEAR               -------------------
                                        --------------------------------    1994 VS.   1993 VS.
                                          1994        1993        1992        1993       1992
                                        --------    --------    --------    --------   --------
                                                            (IN THOUSANDS)
    Net sales.........................  $551,828    $465,812    $377,890    $ 86,016   $ 87,922
    Gross profit......................    90,653      64,341      94,255      26,312    (29,914)
    Gross profit %....................      16.4%       13.8%       24.9%         --         --
    S, G & A..........................  $ 90,974    $ 88,975    $ 76,755       1,999     12,220
    Operating profit (loss)...........      (321)    (24,634)     17,500      24,313    (42,134)
    Interest expense..................    28,434      26,811      20,811       1,623      6,000
    Income from equity investment.....       365          --          --         365         --
    Other income (expense)............     4,934      (1,706)      4,651       6,640     (6,357)
    Income taxes (benefit)............        --      (1,435)      1,662       1,435     (3,097)
    Loss from continuing operations...   (23,456)    (51,716)       (322)     28,260    (51,394)

     The Company's consolidated sales increase of 18.5% for 1994 is primarily the result of increases of $68.1 million at Diversified Products and $24.5 million at Snapper. The increase at Diversified Products, which was acquired in June 1993, is the result of the mid-1993 acquisition date and increases in treadmill sales. The increase at Snapper is due to increased snowthrower sales and increases in distributor orders for such items as walk-behind mowers and rear-engine riders and tractors made in anticipation of price increases by Snapper in 1995. The increase in gross profit dollars in 1994 represents a 40.9% increase as compared to 1993 and is primarily attributable to gross profit increases at Snapper resulting from a change in product mix and improved manufacturing cost experience.

     The Company's consolidated sales for 1993 increased $87.9 million, or 23.3%, from 1992 principally because of the acquisition of Diversified Products. Gross profit as a percentage of sales for 1993 of 13.8% reflects a decrease from 24.9% for 1992 while gross profit dollars decreased by $29.9 million to $64.3 million.

This is primarily due to a gross profit decline suffered by Snapper, which was partially offset by an increase in the gross profits recorded by the Sports Subsidiaries excluding Diversified Products. The Snapper gross profit decline was primarily caused by manufacturing problems associated with new product introductions during 1993.

     Selling, general and administrative expenses, which include provisions for doubtful accounts, plant closure costs and employee termination costs, increased by 2.2% for 1994 in comparison to 1993. This increase is primarily attributable to a 1994 first quarter provision of $1.3 million for the settlement of an employee agreement, additional salaries for newly hired executive officers and decreases at Snapper which were partially offset by increases by the Sports Subsidiaries.

     Selling, general and administrative expenses increased by $12.2 million, or 15.9%, for 1993 in comparison to 1992. The increase in selling, general and administrative expenses is primarily attributable to the effect of $8.6 million of selling, general and administrative expenses incurred by Diversified Products from the acquisition date to year-end 1993 and a $1.7 million increase in such expenses for the other Sports Subsidiaries.

     For 1994, Actava's operating loss of $321,000 represents a $24.3 million improvement over the 1993 operating loss. This improvement is primarily attributable to a $26.7 million reduction in Snapper's operating loss, which resulted from higher sales volume, a change in product mix and improved manufacturing costs. The 1994 operating profit for the Sports Subsidiaries decreased by $383,000 as compared to 1993.

     In 1993, Actava recorded an operating loss of $24.6 million compared to an operating profit from 1992 of $17.5 million. The 1993 operating loss includes income of $865,000 for plant relocations and consolidations and a $4 million charge for a change in the estimate of future warranty costs at Snapper due to increased warranty claims. Other factors negatively impacting operating profits for 1993 in comparison to 1992 were underutilization of plant capacity and manufacturing inefficiencies at Snapper and Diversified Products, lower gross margins on initial product introductions by Snapper, and an increase in corporate expenses of approximately $4 million. The corporate expense increase was primarily attributable to additional self-insurance reserves, an increase in insurance administrative expense, and the impact of reduced expenses for 1992 due to the reversal of certain reserves in 1992 for settlement of employee agreements and office relocations.

     Interest expense for 1994 represents an increase of $1.6 million as compared to 1993. This increase is primarily attributable to the addition of interest associated with a revolving credit facility established to provide working capital for Diversified Products.

     Interest expense for 1993 of $26.8 million represents an increase of $6 million from 1992. This increase is primarily attributable to higher average borrowings at Snapper and the addition of interest associated with the revolving credit facility established to provide working capital for Diversified Products. The credit lines for Actava's subsidiaries and divisions substantially reduced their reliance on Actava for their working capital needs.

     Other income (net of other deductions) increased $6.6 million for 1994 when compared to 1993. This is primarily due to an increase in investment income from higher levels of investment and recognition of imputed interest income on the note received from Kodak in connection with the sale of Qualex, partially offset by increases in early payment interest credit expense at Snapper.

     Other income (net of other deductions) decreased $6.4 million for 1993 when compared to 1992. This is primarily due to a decrease in investment income from lower levels of investment, increases in early payment interest credit expense at Snapper, and an increase of $3 million in a valuation allowance for a real estate investment due to an accelerated plan of disposition.

     During the year, the Company provides for income taxes using anticipated effective annual tax rates based on expected operating results for the year and estimated permanent differences between book and taxable income. Due to the recognition of net operating loss benefits to the extent possible through a reduction in deferred income tax liabilities in a prior year, Actava recognizes the benefit of current net operating losses only to the extent of potential refunds from carrybacks. Any income tax effect relating to Qualex is recognized in the loss from discontinued operations. Income taxes for the Sports Subsidiaries are included in Actava's operations for the period for which they were consolidated. See "Income Taxes" in Notes to Consolidated Financial Statements.

     The Company has a net deferred tax balance of zero, which is composed of deferred tax liabilities of approximately $16.4 million and deferred tax assets of approximately $59 million subject to a $42.6 million valuation allowance to reflect limitations on the Company's ability to utilize net operating losses and other tax benefits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See "Income Taxes" in Notes to Consolidated Financial Statements.

     The Company and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market value with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market value with unrealized gains and losses as a separate component of shareholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. As of January 1, 1994, the effect of adopting Statement 115 was not material. See "Summary of Significant Accounting Policies -- Investments" in Notes to Consolidated Financial Statements.

     During 1994, Actava reported a loss from continuing operations of $23.5 million, a loss from discontinued operations of $40.7, and a loss from an extraordinary item of $1.6 million, resulting in a net loss of $65.8 million. This compares to a net loss of $47.6 million for 1993 composed of a net loss from continuing operations of $51.7 million, $8.5 million in net income from discontinued operations, and a loss from the cumulative effect of a change in accounting principle of $4.4 million. Net income of $11.6 million for 1992 was composed of a net loss from continuing operations of $322,000, $10.9 million in net income from discontinued operations, and income from the cumulative effect of a change in accounting principle of $1 million.

OPERATING SEGMENTS

                              SEGMENT PERFORMANCE

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                   1994      1993        1992      1991      1990
                                                  ------    ------      ------    ------    ------
                                                                   (IN MILLIONS)
NET SALES
  Lawn and garden...............................  $249.5    $225.0      $248.2    $158.5    $237.7
  Sporting goods................................   302.3     240.8       129.7     116.4     110.7
                                                  ------    ------      ------    ------    ------
          Total.................................  $551.8    $465.8      $377.9    $274.9    $348.4
                                                  ======    ======      ======    ======    ======
PRE-TAX EARNINGS (LOSS)
  Lawn and garden...............................  $  9.6    $(17.1)(3)  $ 17.8    $(50.6)   $  (.3)(4)
  Sporting goods(1).............................     2.6       2.7         5.9       4.3       3.6
                                                  ------    ------      ------    ------    ------
  Operating profit (loss) -- segments(2)........    12.2     (14.4)       23.7     (46.3)      3.3
  Unallocated corporate expenses................   (10.9)    (10.2)       (6.2)    (10.6)     (9.6)
  Settlement of employee agreements and related
     costs......................................    (1.3)       --          --      (6.8)       --
                                                  ------    ------      ------    ------    ------
  Operating profit (loss).......................      --     (24.6)       17.5     (63.7)     (6.3)
  Interest expense..............................   (28.4)    (26.8)      (20.8)    (19.7)    (21.9)
  Other income (expense) -- net.................     4.9      (1.7)        4.6       2.9      11.2
                                                  ------    ------      ------    ------    ------
          Total pre-tax earnings (loss).........  $(23.5)   $(53.1)     $  1.3    $(80.5)   $(17.0)
                                                  ======    ======      ======    ======    ======

---------------

(1) The Sporting Goods segment includes Actava's four sporting goods companies through December 6, 1994 and Actava's equity income from Roadmaster of $365,000 for the period from December 6, 1994 through December 31, 1994.
(2) Operating profit represents total sales less costs of products sold and selling, general and administrative expenses including goodwill amortization. There were no significant intersegment sales or transfers.
(3) Includes warranty expense of $4 million before tax due to a change in accounting estimate.
(4) Includes a provision of $13.7 million before tax for the consolidation of lawn and garden manufacturing facilities and $4.8 million before tax for the write-off of excess inventory created as a result of the elimination of certain models from lawn and garden product lines.

LAWN AND GARDEN

                                                                               INCREASE (DECREASE)
                                                  FISCAL YEAR                 ---------------------
                                       ----------------------------------       1994         1993
                                         1994         1993         1992       VS. 1993     VS. 1992
                                       --------     --------     --------     --------     --------
                                                              (IN THOUSANDS)
Net sales............................  $249,502     $224,960     $248,198     $ 24,542     $(23,238)
Gross profit.........................    54,034       31,187       68,225       22,847      (37,038)
Gross profit %.......................      21.7%        13.9%        27.5%          --           --
S, G & A.............................  $ 44,473     $ 48,306     $ 50,430       (3,833)      (2,124)
Operating profit (loss)..............     9,561      (17,119)      17,795       26,680      (34,914)

     Snapper's 10.9% increase in 1994 sales as compared to 1993 is the result of increases in snowthrower sales and distributor orders made in anticipation of new price increases. Snapper sold approximately 32,000 more snowthrowers in 1994 than in 1993 due to additional consumer demand resulting from abnormally severe winter weather. Sales of other products increased primarily because distributors accelerated their purchases of Snapper products during December of 1994 in order to build their inventories prior to the implementation by Snapper of price increases in 1995. The additional units sold in December of 1994 as compared to December of 1993, excluding snowthrowers, included 13,600 walk-behind mowers, 6,000 rear-engine riders, and 3,000 tractors. Annual unit increases for these items were 17,000 for walkmowers, 13,800 for rear-engine riders, and 3,000 for tractors. Historically, Snapper has provided its distributors with accounts receivable redating programs under which the due dates for distributor accounts receivable were set to coincide with the anticipated sales to the ultimate consumer. During 1994, Snapper revised its redating programs for lawn and garden equipment in order to accelerate the collection of its accounts receivable from distributors and thereby reduce Snapper's working capital debt and improve its cash flow. As a result of the revision of these programs, Snapper's distributors and dealers postponed orders for new products during most of 1994 in order to reduce their inventory levels. As noted above, however, Snapper's distributors accelerated their purchases of Snapper products in December of 1994 in anticipation of 1995 price increases. Sales for the first quarter of 1995 are expected to be lower than sales for the same 1994 quarter primarily due to the acceleration of orders by distributors in December of 1994. Snapper anticipates that its distributors in the future will continue their previous efforts to match retail inventories to consumer demand.

     Gross profit dollars increased by 73.3% in 1994 as compared to 1993 due to the additional sales and improved manufacturing costs. Snapper reduced labor manufacturing costs by producing fewer models, which reduced the required training time, by implementing assembly line changes identified by assembly line labor studies, and by allowing longer lead time between design and production for testing and materials planning. Material costs were lower due to less warranty cost for 1994 than experienced in 1993 and longer lead times for obtaining competitive bids and testing. The 1994 LIFO charge was $2.9 million less than in 1993 due to efforts by Snapper to reduce factory inventory levels.

     Although 1993 retail sales were strong for lawn and garden equipment, Snapper's sales to distributors in 1993 decreased by $23.2 million, or 9.4%, compared to 1992. The primary reason for this decrease was that Snapper continued to reduce production and shipments to distributors in order to decrease retail inventories. Gross profit as a percentage of sales decreased to 13.9% for 1993 as compared to 27.5% in 1992 and gross profit in dollars decreased by $37.0 million. These gross profit decreases resulted from unfavorable manufacturing variances and cost over-runs for newly introduced products and from an increase in product related expenses such as warranty. The start-up costs, overall product mix and delays associated with these new products negatively impacted Snapper's cost of sales. In addition, because Snapper's new Blackhawk(TM) line of mowers, which represented sales of approximately $10.9 million in 1993, was a lower price-point and margin product than the Snapper(TM) brand line, gross margin per unit was lower in 1993 when compared to 1992. Sales of the Blackhawk(TM) line of mowers were not significant in 1994. A $4 million warranty expense was charged to operations in the fourth quarter of 1993 due to unanticipated increases in warranty claims in 1993. Also, gross profit was lower because of inventory shortages and shut-down costs for a company-owned foreign distributor.

     Selling, general and administrative expenses for Snapper in 1994 were $3.8 million, or 7.9% lower than in 1993. The dollar decrease is primarily due to reductions in special accessory programs, changes in promotion prices, and elimination of some customer incentive programs. Also reflected is the recognition of $1 million in 1994 of previously recorded unearned discounts related to the extension of due dates for certain receivables in 1993.

     Snapper's operating profit of $9.6 million in 1994 was $26.7 million higher than the 1993 operating loss of $17.1 million due to the $22.8 million gross profit increase and the $3.8 million selling, general and administrative improvement.

     Because of reduced sales for 1993, selling, general and administrative expenses, including sales volume related expenses such as co-operative advertising, decreased by $2.1 million in comparison to 1992. This decrease included income of $849,000 recorded in 1993 by eliminating a reserve for plant relocation and consolidation in recognition of finalizing a plant closing. During 1993, Snapper's management extended the due dates of certain receivables for terms beyond one year and as a result recorded unearned discounts in the amount of approximately $1.8 million as a charge to other expense. The decreased gross profit, which was partially offset by reduced selling, general and administrative expenses, resulted in an operating loss of $17.1 million at Snapper in 1993 as compared to a profit of $17.8 million for 1992.

SPORTING GOODS

                                                   FISCAL YEAR                   INCREASE (DECREASE)
                                         --------------------------------   -----------------------------
                                         1994(A)       1993        1992     1994 VS. 1993   1993 VS. 1992
                                         --------    --------    --------   -------------   -------------
                                                                  (IN THOUSANDS)
Net sales..............................  $302,326    $240,852    $129,692      $61,474        $ 111,160
Gross profit...........................    36,619      33,154      26,030        3,465            7,124
Gross profit %.........................      12.1%       13.8%       20.1%          --               --
S, G & A...............................  $ 34,266    $ 30,418    $ 20,098        3,848           10,320
Operating profit.......................     2,353       2,736       5,932         (383)          (3,196)

---------------

(a) For the period January 1, 1994 through December 6, 1994.

     On December 6, 1994, the Sports Subsidiaries were combined with Roadmaster in exchange for approximately 19.2 million shares of Roadmaster Common Stock. Actava consolidated the results of operations of the Sports Subsidiaries with the results of operations of Actava for periods ending prior to December 6, 1994. See "Equity Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

     The 25.5% increase in sales for the Sports Subsidiaries in 1994 primarily represents sales from Diversified Products, which was acquired in June of 1993. Sales from Diversified Products are included in 1993 sales during the period from the acquisition date through December 31 and in 1994 sales during the period from January 1 through December 6. Diversified Products also experienced an increase in treadmill sales in 1994 due to increased consumer demand. The 1994 change is the result of a $68.1 million increase in sales from Diversified Products and a $1.4 million increase in sales for Nelson/Weather-Rite as offset by decreases of $3.7 million and $4.3 million for Hutch and Willow, respectively. The 10.5% gross profit increase and 12.7% selling, general and administrative cost increase for 1994 are also attributable to the effect of the mid-1993 acquisition date for Diversified Products.

     The net effect on 1994 operating profit as compared to 1993 is a $383,000 decrease since the $3.5 million gross profit increase was offset by a $3.8 million increase in selling, general and administrative costs.

     Sales for the Sports Subsidiaries increased by $111.2 million, or 85.7%, for 1993 when compared to 1992. This increase is primarily due to the acquisition of Diversified Products in June of 1993. In addition to the increase resulting from the acquisition, sales increased for the other Sports Subsidiaries during 1993.

     Gross profit as a percent of sales decreased from 20.1% for 1992 to 13.8% for 1993 but gross profit in dollars increased by $7.1 million, or 27.4%, from $26 million to $33.2 million, when compared to 1992.

     Selling, general and administrative expenses increased by $10.3 million for 1993 as compared to 1992, from $20.1 million to $30.4 million. This was due to $8.6 million of selling, general and administrative expense incurred by Diversified Products from the acquisition date to year-end 1993.

     Operating profit decreased from $5.9 million in 1992 to $2.7 million in 1993. The decrease in operating profit is primarily attributable to Diversified Products, which recorded a loss for the six months ended December 31, 1993 due to the cautious retail environment, excess manufacturing capacity and production problems caused by late delivery of electronic components for treadmill equipment.

  Investment in Roadmaster Industries, Inc.

     Equity income of $365,000 from the Company's investment in Roadmaster is included in Actava's 1994 net income. This income represents Actava's approximate 39% share of Roadmaster's net income during the period from December 6, 1994 through December 31, 1994. Roadmaster, through its operating subsidiaries, is a manufacturer of bicycles, fitness equipment and toy products in the United States.

  Discontinued Operations

     In 1988, Actava combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase. This combination created a new company, Qualex, which was jointly owned by Actava and Kodak. Actava consolidated the results of operations of Qualex with the results of operations of Actava for periods ending prior to June 30, 1994. During the second quarter of 1994, Actava began accounting for its investment in Qualex under the equity method. Also during the second quarter, Actava made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $37.9 million on the disposal of Qualex and a loss of $2.8 million from the operations of Qualex prior to the decision to dispose are reflected in Actava's net loss under discontinued operations. See "Photofinishing Transaction and Discontinued Operation" in Notes to Consolidated Financial Statements.

  Financial Position

     Actava's working capital was $155.4 million at December 31, 1994 as compared to $94.9 million, excluding Qualex, at December 31, 1993. The increase is primarily due to the receipt of cash and current notes receivable in the amount of $146.5 million from the sale of Actava's interest in Qualex offset by the reclassification of redeemable common stock as a current liability, the reclassification of the 6% Senior Subordinated Swiss Franc Bonds as a current liability, and the elimination of the positive working capital balance of the Sports Subsidiaries as a result of the sale to Roadmaster. Cash and short-term investments at Actava increased by $13.8 million in 1994 to $62.2 million at December 31, 1994 from $48.4 million at the end of 1993. Actava had approximately $45.2 million of available liquidity at December 31, 1994, excluding $5 million of cash pledged to secure a Snapper credit line and $12 million of cash and short-term investments pledged to secure a letter of credit relating to Actava's redeemable common stock. Current notes receivable increased from $3.8 million at the end of 1993 to $135 million at the end of 1994, primarily due to the note received from Kodak in connection with the sale of Actava's interest in Qualex and the loans made by Actava to Metromedia Company ("Metromedia") as discussed below.

     On August 12, 1994, Actava sold its interest in Qualex to Kodak. As a result of this sale, Actava received, on August 12, 1994, cash of $50 million and a non-interest bearing note in the principal amount of $100 million. Actava recorded a current note receivable of $92.8 million due to the non-interest bearing nature of the note and will record the resulting imputed interest income over the term of the note. Approximately $3.5 million of imputed interest income was recorded during 1994. Actava received the first of two note payments of $50 million on February 13, 1995. The final note payment of $50 million is due on August 11, 1995.

     Actava has entered into a contract to sell a real estate investment near Houston, Texas, which is known as Sienna Plantation. An investment group has agreed to purchase the property from a partnership in which Actava has an interest. The purchase is subject to several conditions. Actava is expected to receive approximately $9 million in cash upon consummation of the transaction, which is approximately equal to Actava's book value in this investment. The transaction is expected to close on or before June 30, 1995.

     For 1994, continuing operating activities provided $759,000 of cash flows and discontinued operating activities used $2.8 million of cash. Cash flows of $20.2 million and $11 million were provided by investing and financing activities, respectively. For continuing operations, accounts receivable increased by $8.6 million, inventories decreased by $13.9 million, prepaid expenses increased by $2.7 million, and accounts payable and other similar items increased by $3.2 million. Depreciation of $12.8 million and amortization of $504,000 were included in determining cash flow used by continuing operations.

     Investing activities provided $20.2 million of cash during 1994, including the receipt of a $50 million payment from Kodak in connection with the sale of Qualex, net sales of investments (maturities over 90 days) of $10.5 million, collection on an advance to businesses sold of $10.5 million, and collections on the loan to Triton of $3.8 million. These were offset by payments for property, plant and equipment (net of disposals) of $20.5 million and by loans to Metromedia of $32.4 million.

     Financing activities provided $11 million during 1994, including net payments under short-term bank agreements of $13.1 million, net borrowings of $33.5 million under long-term debt agreements, payments of $3.8 million for subordinated debt, payments of dividends by Qualex to Kodak of $10.5 million, and $4.8 million received from the issuance of Actava Common Stock.

     Long-term debt, including the current portion, decreased by $220.8 million from $223.8 million at December 31, 1993 to $3 million at December 31, 1994, primarily due to a decrease of $217.9 million resulting from the Company's sale of Qualex.

     Actava's subordinated debt, including the current portion, of $191 million at December 31, 1994 reflects a decrease of $3.3 million from year-end 1993 due to normal sinking fund payments made in 1994. Subordinated debt represents 98.5% of Actava's total long-term debt, including the current portion. During December 1994, the Company reached an agreement to retire the entire outstanding balance of $30.2 million plus accrued interest on its 6% Senior Subordinated Swiss Franc Bonds in exchange for cash payments of $34.9 million. The Company recorded an extraordinary loss of $1.6 million in 1994 related to this planned retirement. These bonds were otherwise due to mature in 1996. In conjunction with the retirement, the Company also unwound a currency swap agreement with a financial institution which was initiated to eliminate exposure to changes in foreign currency exchange rates for these bonds. On February 17, 1995, the Company retired this debt.

     Actava is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $29.5 million and $23 million was outstanding at December 31, 1994 and 1993, respectively, various guaranties of debt totaling approximately $6 million, various real estate leases with estimated future payments of approximately $3.4 million, and various pledges of cash and short-term investments. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

     Actava's manufacturing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in 1994 and are not expected to be material in future years. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for all three sites. The Company is participating with the federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a divested subsidiary. Actava may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. In connection with the sale of the Sports Subsidiaries to Roadmaster, the Company assumed environmental liabilities of approximately $1.9 million relating to approximately 17 acres of real property formerly owned by Diversified Products and located in Opelika, Alabama. See "Environmental Protection" at Item 1. Business. It is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

     On June 8, 1993, Actava acquired substantially all the assets of Diversified Products for a net purchase price consisting of $11.6 million in cash, the issuance of 1,090,909 shares of Actava Common Stock (the "Acquisition Shares") valued at $12 million, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. Actava recorded redeemable common stock of $12 million for the issuance of the Acquisition Shares. See "Acquisitions" and "Redeemable Common Stock" in Notes to Consolidated Financial Statements. Actava also entered into an agreement providing the holder of the Acquisition Shares (the "Holder") with the right to receive additional payments depending upon the value of the Acquisition Shares over a period of not longer than one year from the purchase date. The agreement gave the Holder the right under certain circumstances, which have already occurred, to require Actava to purchase the Acquisition Shares at a price equal to $11.00 per share. On February 17, 1995, the Company purchased the Acquisition Shares pursuant to this agreement for $12 million. The purchase of the Acquisition Shares did not increase the cost recorded by Actava for Diversified Products because the cost of Diversified Products was increased by the amount of the cash payment and simultaneously reduced by the same amount due to a corresponding adjustment to the redeemable common stock. The right of the Holder to receive additional payments of cash became exercisable after June 8, 1994 and would have expired if not exercised on or before August 7, 1994. On August 3, 1994, the Holder agreed to extend the exercise date to February 7, 1995 in exchange for a $435,000 fee and an irrevocable letter of credit in the amount of $12 million. The amount due under the letter of credit was paid to the Holder on February 17, 1995 upon tender of the Acquisition Shares.

     Actava and Metromedia entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which Actava has made and will make loans to Metromedia in an amount not to exceed $55 million. Under the terms of the Credit Agreement, Metromedia used or will use the proceeds of the loans to make advances to or pay obligations on behalf of Orion, MCEG Sterling, and MITI. All loans made by Actava to Metromedia under the Credit Agreement are secured by the shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, John W. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement was contemplated by the letters of intent relating to the Proposed Metromedia Transaction. The Credit Agreement, however, is a separate transaction from the Proposed Metromedia Transaction, which remains subject to a number of conditions, including due diligence, the negotiation and execution of definitive agreements, the successful refinancing of the currently outstanding Orion debt, approvals by the Boards of Directors and stockholders of the parties involved in the transaction, and other customary approvals and conditions. The Credit Agreement provides that interest will be due on the principal amount of all loans made under the Credit Agreement at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than Actava terminates discussions relating to the Proposed Metromedia Transaction. All loans under the Credit Agreement are due and payable on April 12, 1995, but Metromedia has requested the Company to extend the loans as long as the Proposed Metromedia Transaction is still pending. The Board of Directors of the Company has not acted on this request. The outstanding balance under the Credit Agreement was $32.4 million as of December 31, 1994 and $44.9 million as of March 15, 1995.

     In November 1991, Actava entered into a Loan Agreement with Triton, its then 25% stockholder, under which Triton could borrow up to $32 million from Actava secured by the stock in Actava owned by Triton (the "Triton Loan"). The agreement relating to the Triton Loan was modified in June 1994, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and the Stockholder Agreement between Actava and Triton, as described in the Notes to the Consolidated Financial Statements. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until the final maturity of the Triton Loan in April 1997. In December 1993, Triton and Actava entered into a further amendment to the agreement relating to the Triton Loan pursuant to which Triton made a principal payment of $5 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. As of December 31, 1994, the outstanding balance under the Triton Loan was $23 million.

     Actava has not paid a dividend to its stockholders since the dividend declared for the fourth quarter of 1993.

     Actava, excluding Snapper, had $38.5 million of unpledged cash and short-term investments as of December 31, 1994 and $32.6 million of unpledged cash and short-term investments as of March 15, 1995. The change in Actava's unpledged cash and short-term investments from December 31, 1994 to March 15, 1995 is primarily due to the net effect of the collection of $50 million on the Kodak note, collections of principal and interest of $1.9 million on the Triton Loan, payments of $34.9 million for principal and interest in connection with the retirement of Actava's 6% Senior Subordinated Swiss Franc Bonds, loans of $12.5 million to Metromedia, and other debt related payments of $6.8 million. The amount of unpledged cash and short-term investments referred to above at March 15, 1995 excludes the amounts due to Actava from Kodak in connection with the sale of Qualex and the amounts due to Actava from Metromedia under the Credit Agreement.

     Actava uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. For 1995, Actava, excluding Snapper, has debt service payments of approximately $10.3 million scheduled after March 15, 1995.

     During 1994, Actava received cash dividends from its subsidiaries of $13.3 million, including $2.8 million from the Sports Subsidiaries which were subsequently combined with Roadmaster. Actava's Snapper Division is restricted by financial covenants in its credit agreement from paying Actava more than 70% of its net income.

     Actava's Snapper Division had approximately $19 million of borrowing capacity under a credit agreement which is secured by accounts receivable, inventory and other assets as of December 31, 1994. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral is defined in the credit agreement; the assets potentially available as collateral total, in the aggregate, $143.3 million. Snapper's credit agreement contains financial covenants (involving tangible net worth, book net worth and other matters) with which Actava must comply to prevent a default. A default under Snapper's credit agreement would have serious adverse consequences, including the elimination of funding for the operations of Snapper, as well as the prohibition on payments to Actava by Snapper. As a result of the loss incurred by Actava in connection with the sale of Qualex, Actava obtained financial covenant amendments from its lenders so that Actava would remain in compliance with these covenants. Actava was in compliance with these covenants as of December 31, 1994, and management believes that Actava will remain in compliance with these covenants during the term of Snapper's credit agreement.

     On September 27, 1994, Actava announced that it had entered into an agreement with NationsBank of Georgia, N.A. under which NationsBank would provide up to $200 million in acquisition financing to Actava. If the Proposed Metromedia Transaction is consummated, the agreement will extend to the surviving corporation in the transaction. Advances for specific acquisitions will be conditioned upon NationsBank's satisfaction with the general credit worthiness of the borrower at that time, the structure and collateral being proposed, and such other then existing matters as NationsBank deems appropriate. NationsBank will have the right to include other financial institutions in any specific financing. The specific terms of each financing will be subject to future negotiation between Actava and NationsBank.

OTHER ITEMS

     On April 19, 1994, John D. Phillips was elected President and Chief Executive Officer of Actava. He was also elected to the Board of Directors of Actava. Mr. Phillips succeeded Charles R. Scott, who had served as Actava's President and Chief Executive Officer since 1991. In connection with the election of Mr. Phillips, Renaissance Partners, an investment partnership in which Mr. Phillips serves as a general partner, purchased from Actava 700,000 shares of Actava Common Stock for $4,462,500, representing a price of $6.375 per share. Mr. Phillips also received an immediately vested option to purchase 300,000 shares of Actava Common Stock at a price of $6.375 per share. Actava has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which Actava has agreed to register with the Securities and Exchange Commission the 700,000 shares of Actava Common Stock purchased by Renaissance Partners.

                               OTHER SEGMENT DATA

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                      YEARS ENDED DECEMBER 31,
                                                                    ----------------------------
                                                                     1994      1993       1992
                                                                    ------   --------   --------
                                                                           (IN MILLIONS)
                                             ASSETS
Lawn and garden...................................................  $196.9   $  224.2   $  236.8
Sporting goods(1).................................................    68.6      165.1       47.2
Corporate(2)......................................................   228.3      111.4      146.1
                                                                    ------   --------   --------
  Continuing businesses(3)........................................   493.8      500.7      430.1
Discontinued operations...........................................      --      770.9      787.8
                                                                    ------   --------   --------
          Total...................................................  $493.8   $1,271.6   $1,217.9
                                                                    ======    =======    =======
                                 DEPRECIATION AND AMORTIZATION
Lawn and garden...................................................  $  8.3   $    8.9   $    8.1
Sporting goods(1).................................................     4.9        3.1         .4
Corporate(2)......................................................      .1         .1         .2
                                                                    ------   --------   --------
  Continuing businesses(3)........................................    13.3       12.1        8.7
Discontinued operations...........................................    28.4       58.3       50.3
                                                                    ------   --------   --------
          Total...................................................  $ 41.7   $   70.4   $   59.0
                                                                    ======    =======    =======
                                      CAPITAL EXPENDITURES
Lawn and garden...................................................  $  5.9   $    6.4   $   13.0
Sporting goods(1).................................................     2.7         .3         .2
Corporate(2)......................................................      .1         --         .1
                                                                    ------   --------   --------
  Continuing businesses(3)........................................     8.7        6.7       13.3
Discontinued operations...........................................    16.3       48.9       68.5
                                                                    ------   --------   --------
          Total...................................................  $ 25.0   $   55.6   $   81.8
                                                                    ======    =======    =======

---------------

(1) The Sporting Goods segment includes Actava's four sporting goods companies through December 6, 1994 and Actava's investment in Roadmaster.

(2) Corporate assets consist primarily of short-term investments, land, notes receivable and certain property and equipment.
(3) Restated to exclude discontinued operations.

  Accounting Principle Developments

     Actava and its subsidiaries invest in various debt and equity securities. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market value with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market value with unrealized gains and losses as a separate component of shareholders' equity. Actava adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of January 1, 1994, of adopting Statement 115 was not material. See "Summary of Significant Accounting Policies -- Investments" in Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required under this item is submitted as a separate section in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

     Incorporated by reference to the Proxy Statement for the Company's 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                         INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

                                                                                    PAGE
                                                                                    -----
    Report of Independent Auditors................................................  F-3
    Consolidated Balance Sheets as of December 31, 1994 and 1993..................  F-4
    Consolidated Statements of Operations for the years ended December 31, 1994,
      1993 and 1992...............................................................  F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1994,
      1993 and 1992...............................................................  F-6
    Consolidated Statements of Stockholders' Equity for the years ended December
      31, 1994, 1993 and 1992.....................................................  F-7
    Notes to Consolidated Financial Statements -- December 31, 1994...............  F-8
    Summary of Quarterly Earnings and Dividends...................................  F-34

  (a)(2) Schedules

                     INDEX OF FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules of The Actava Group Inc. and subsidiaries are included in Item 14(d):

    Schedule VIII -- Valuation and Qualifying Accounts............................  S-2

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  (a)(3) Listing of Exhibits

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
 2(a)             Stock Purchase Agreement by and      Current Report on Form 8-K filed on  Exhibit 2(a)
                  among JCJ, Inc., Eastman Kodak       August 25, 1994
                  Company and Actava dated August 12,
                  1994. Also filed as exhibits
                  thereto are: Exhibit
                  A -- Promissory Note; Exhibit
                  B -- Seller Release; and Exhibit
                  C -- Noncompetition Agreement. The
                  following is a list of omitted
                  schedules (or similar attachments)
                  which Actava as registrant agrees
                  to furnish supplementally to the
                  Commission upon request: Exhibit
                  D -- Certificate of Incorporation
                  of Qualex Inc.; Exhibit
                  E -- By-Laws of Qualex Inc.;
                  Exhibit F -- Buyer Release;
                  Schedule 1 -- Shares Owned by
                  Seller; Schedule
                  2.02 -- Capitalization of Qualex
                  Inc.; and Schedule 2.06 --
                  Agreements between Actava and
                  Qualex Inc.
 2(b)             Agreement and Plan of                Quarterly Report on Form 10-Q for    Exhibit 2
                  Reorganization dated as of July 20,  the three months ended June 30,
                  1994 by and among, Actava,           1994
                  Diversified Products Corporation,
                  Hutch Sports USA Inc.,
                  Nelson/Weather-Rite, Inc., Willow
                  Hosiery Company, Inc. and
                  Roadmaster Industries, Inc.
 3(a)(i)          Restated Certificate of              Annual Report on Form 10-K for the   Exhibit 3(a)(i)
                  Incorporation of Actava              year ended December 31, 1993
 3(b)(i)          Restated By-laws of Actava           Annual Report on Form 10-K for the   Exhibit 3(b)(i)
                                                       year ended December 31, 1993
 4(a)             Reference is made to Exhibit
                  3(a)(i)
 4(b)(i)          Indenture dated as of August 1,      Application of Form T-3 for          Exhibit T3C
                  1973, with respect to 9 1/2%         Qualification of Indenture under
                  Subordinated Debentures due August   the Trust Indenture Act of 1939
                  1, 1998, between Actava and          (File No. 22-7615)
                  Chemical Bank, as Trustee

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
 4(b)(ii)         Agreement among Actava, Chemical     Registration Statement on Form S-14  Exhibit 4(d)(ii)
                  Bank and Manufacturers Hanover       (Registration No. 2-81094)
                  Trust Company, dated as of
                  September 26, 1980, with respect to
                  successor trusteeship of the 9 1/2%
                  Subordinated Debentures due August
                  1, 1998
 4(b)(iii)        Instrument of resignation,           Annual Report on Form 10-K for the   Exhibit 4(d)(iii)
                  appointment and acceptance dated as  year ended December 31, 1986 of June 9, 1986 among Actava,
                  Manufacturers Hanover Trust Company
                  and Irving Trust Company, with
                  respect to successor trusteeship of
                  the 9 1/2% Subordinated Debentures
                  due August 1, 1998
 4(c)(i)          Indenture dated as of March 15,      Registration Statement on Form S-7   Exhibit 2(d)
                  1977, with respect to 9 7/8% Senior  (Registration No. 2-58317)
                  Subordinated Debentures due March
                  15, 1997, between Actava and The
                  Chase Manhattan Bank, N.A., as
                  Trustee
 4(c)(ii)         Agreement among Actava, The Chase    Registration Statement on Form S-14  Exhibit 4(e)(ii)
                  Manhattan Bank, N.A. and United      (Registration No. 2-281094)
                  States Trust Company of New York,
                  dated as of June 14, 1982, with
                  respect to successor trusteeship of
                  the 9 7/8% Senior Subordinated
                  Debentures due March 15, 1997
 4(d)(i)          Indenture between National           Post-Effective Amendment No. 1 to    Exhibit T3C
                  Industries, Inc. and First National  Application on Form T-3 for
                  City Bank, dated October 1, 1974,    Qualification of Indenture Under
                  for the 10% Subordinated             The Trust Indenture Act of 1939
                  Debentures, due October 1, 1999      (File No. 22-8076)
 4(d)(ii)         Agreement National Industries,       Registration Statement on Form S-14  Exhibit 4(f)(ii)
                  Inc., Actava, Citibank, N.A., and    (Registration No. 2-81094)
                  Marine Midland Bank, dated as of
                  December 20, 1977, with respect to
                  successor trusteeship of the 10%
                  Subordinated Debentures due October
                  1, 1999
 4(d)(iii)        First Supplemental Indenture among   Registration Statement on Form S-7   Exhibit 2(q)
                  Actava, National Industries, Inc.    (Registration No. 2-60566)
                  and Marine Midland Bank, dated
                  January 3, 1978, supplemental to
                  the Indenture dated October 1, 1974
                  between National and First National
                  City Bank for the 10% Subordinated
                  Debentures due October 1, 1999
 4(e)             Public Bond Issue Agreement dated    Annual Report on Form 10-K for the   Exhibit 4(h)
                  February 19, 1986, with respect to   year ended December 31, 1985
                  6% Senior Subordinated Swiss Franc
                  Bonds due March 6, 1996, among
                  Actava, Soditic S.A. and certain
                  other institutions named therein

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
 4(f)             Indenture dated as of August 1,      Annual Report on Form 10-K for the   Exhibit 4(i)
                  1987 with respect to 6 1/2%          year ended December 31, 1987
                  Convertible Subordinated Debentures
                  due August 4, 2002, between Actava
                  and Chemical Bank, as Trustee
 4(g)(i)          Finance and Security Agreement,
                  dated as of October 30, 1992, with
                  respect to a revolving credit
                  facility of up to $100 million,
                  between Actava and ITT Commercial
                  Finance Corp.
 4(g)(ii)         Amendment, dated as of September
                  27, 1993, to Finance and Security
                  Agreement, dated as of October 30,
                  1992, with respect a revolving
                  credit facility of up to $100
                  million, between Actava and ITT
                  Commercial Finance Corp.
 4(g)(iii)        Amendment, dated as of March 29,
                  1994, to Finance and Security
                  Agreement, dated as of October 30,
                  1992, with respect to a revolving
                  credit facility of up to $100
                  million, between Actava and ITT
                  Commercial Finance Corp.
 4(g)(iv)         Amendment dated as of April 15,
                  1994, to Finance and Security
                  Agreement, dated as of October 30,
                  1992, with respect to a revolving
                  credit facility of up to $100
                  million, between Actava and ITT
                  Commercial Finance Corp.
 4(g)(v)          Amendment dated as of September 23,
                  1994, to Finance and Security
                  Agreement, dated as of October 30,
                  1992, with respect to a revolving
                  credit facility of up to $100
                  million, between Actava and ITT
                  Commercial Finance Corp.
 4(h)             Agreement between NationsBank and    Quarterly Report on Form 10-Q for    Exhibit 4.1
                  Actava dated as of September 26,     the quarter ended September 30,
                  1994, with respect to a $200         1994
                  million line of credit for the
                  financing of future acquisitions by
                  Actava.
10(a)(i)          1982 Stock Option Plan of Actava     Proxy Statement dated March 31,      Exhibit A
                                                       1982
10(a)(ii)         1989 Stock Option Plan of Actava     Proxy Statement dated March 31,      Exhibit A
                                                       1989
10(a)(iii)        1969 Restricted Stock Plan of        Annual Report on Form 10-K for the   Exhibit 10(a)(iii)
                  Actava                               year ended December 31, 1990
10(a)(iv)         1991 Non-Employee Director Stock     Annual Report on Form 10-K for the   Exhibit 10(a)(iv)
                  Option Plan                          year ended December 31, 1991
10(a)(v)          Amendment to 1991 Non-Employee       Annual Report on Form 10-K for the   Exhibit 10(a)(v)
                  Director Stock Option Plan           year ended December 31, 1992
10(b)             Snapper Power Equipment Profit       Annual Report on Form 10-K for the   Exhibit 10(c)
                  Sharing Plan                         year ended December 31, 1987

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
10(c)(i)          Retirement Plan executed November    Annual Report on Form 10-K for the   Exhibit 10(h)(i)
                  1, 1990 as amended to be effective   year ended December 31, 1990
                  January 1, 1989
10(c)(ii)         Supplemental Retirement Plan of      Annual Report on Form 10-K for the   Exhibit 10(j)
                  Actava                               year ended December 31, 1983
10(c)(iii)        Supplemental Executive Medical       Annual Report on Form 10-K for the   Exhibit 10(h)(iii)
                  Reimbursement Plan                   year ended December 31, 1990
10(c)(iv)         Amendment to Supplemental            Annual Report on Form 10-K for the   Exhibit 10(h)(iv)
                  Retirement Plan of Actava effective  year ended December 31, 1991
                  April 1, 1992
10(d)             Stockholder Agreement dated as of    Quarterly Report on Form 10-Q for    Exhibit 3
                  May 22, 1989 by and between Actava   the three months ended June 30,
                  and Triton Group Ltd.                1989
10(d)(ii)         Loan Agreement dated November 27,    Annual Report on Form 10-K for the   Exhibit 10(j)(ii)
                  1991 between Actava and Triton       year ended December 31, 1991
                  Group Ltd.
10(e)(i)          Form of Post-Employment Consulting   Annual Report on Form 10-K for the   Exhibit 10(k)
                  Agreement between officers of        year ended December 31, 1991
                  Actava and Actava
10(e)(ii)         Form of First Amendment to Post-     Annual Report on Form 10-K for the   Exhibit 10(k)(ii)
                  Employment Consulting Agreement      year ended December 31, 1993
                  between officers of Actava and
                  Actava
10(f)             1992 Officer and Director Stock      Annual Report on Form 10-K for the   Exhibit 10(l)
                  Purchase Plan                        year ended December 31, 1991
10(g)             Form of Restricted Purchase          Annual Report on Form 10-K for the   Exhibit 10(n)
                  Agreement between certain officers   year ended December 31, 1991
                  of Actava and Actava
10(h)             Agreement between Actava and J.B.    Annual Report on Form 10-K for the   Exhibit 10(q)
                  Fuqua regarding sale by Actava of    year ended December 31, 1992
                  rights in the name "Actava".
10(i)             Amended and Restated Loan Agreement  Quarterly Report on Form 10-Q for    Exhibit 19
                  between Actava and Triton Group      the three months ended June 30,
                  Ltd. dated June 25, 1993             1993
10(j)             First Amendment, dated August 19,    Quarterly Report on Form 10-Q for    Exhibit 19
                  1993 to Amended and Restated Loan    the three months ended September
                  Agreement between Actava and Triton  30, 1993
                  Group Ltd. dated June 5, 1993
10(k)             Second Amendment, dated December 7,  Annual Report on Form 10-K for the   Exhibit 10(t)
                  1993 to Amended and Restated Loan    year ended December 31, 1993
                  Agreement between Actava and Triton
                  Group Ltd. dated June 25, 1993
10(l)             Form of Idemnification Agreement     Annual Report on Form 10-K for the   Exhibit 10(u)
                  between Actava and each of its       year ended December 31, 1993
                  directors and executive officers
10(m)(i)          Employment Agreement between Actava  Current Report on Form 8-K dated     Exhibit 99(a)
                  and John D. Phillips dated April     April 19, 1994
                  19, 1994
10(m)(ii)         Option Agreement between Actava and  Current Report on Form 8-K dated     Exhibit 99(b)
                  John D. Phillips dated April 19,     April 19, 1994
                  1994
10(m)(iii)        Registration Rights Agreement among  Current Report on Form 8-K dated     Exhibit 99(c)
                  Actava, Renaissance Partners and     April 19, 1994
                  John D. Phillips dated April 19,
                  1994

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
10(n)(i)          Shareholder Rights Agreement         Current Report on Form 8-K dated     Exhibit 2(c)
                  between Actava and Westinghouse      June 8, 1993
                  Electric Corporation dated June 8,
                  1993
10(n)(ii)         Amendment dated August 17, 1994 to   Current Report on Form 8-K dated     Exhibit 99
                  Shareholder Rights Agreement         August 12, 1994
                  between Actava and Westinghouse
                  Electric Corporation dated June 8,
                  1993
10(o)(i)          Letter of Intent regarding a         Current Report on Form 8-K dated     Exhibit 99(a)
                  contemplated business combination    August 31, 1994
                  by and among Actava, Metromedia
                  International, Inc. and
                  International Telcell, Inc. dated
                  August 31, 1994
10(o)(ii)         Letter of Intent regarding a         Current Report on Form 8-K dated     Exhibit 99(b)
                  contemplated business combination    August 31, 1994
                  by and among Actava and Orion
                  Pictures Corporation dated as of
                  August 31, 1994
10(o)(iii)        Letter of Intent regarding a         Current Report on Form 8-K dated     Exhibit 99(c)
                  contemplated business combination    August 31, 1994
                  by and among Orion Pictures
                  Corporation, MCEG Sterling
                  Incorporated and Actava dated as of
                  August 31, 1994
10(p)(i)          Credit Agreement dated as of         Current Report on Form 8-K dated     Exhibit 10(a)
                  October 11, 1994 by and between      October 11, 1994
                  Actava and Metromedia Company with
                  respect to a revolving credit
                  facility of up to $55 million. The
                  following exhibits are omitted:
                  Exhibit A -- Form of Note; Exhibit
                  B -- Form of Pledge Agreement;
                  Exhibit C -- Form of Guaranty; and
                  Exhibit D -- Form of Opinion of
                  Paul, Weiss, Rifkind, Wharton and
                  Garrison. Registrant agrees to
                  furnish copies of such exhibits
                  upon request.
10(p)(ii)         Revolving Credit Note dated as of    Current Report on Form 8-K dated     Exhibit 10(b)
                  October 11, 1994 with respect to a   October 11, 1994
                  revolving credit facility of up to
                  $55 million between Actava and
                  Metromedia Company
10(p)(iii)        Pledge Agreement dated as of         Current Report on Form 8-K dated     Exhibit 10(c)
                  October 11, 1994 by and between      October 11, 1994
                  Metromedia Company; Met Telcell,
                  Inc.; Met International, Inc.; John
                  W. Kluge; Anita H. Subotnick and
                  Stuart Subotnick, as joint tenants,
                  and Actava with respect to a
                  revolving credit facility of up to
                  $55 million
10(p)(iv)         Guaranty dated as of October 11,     Current Report on Form 8-K dated     Exhibit 10(d)
                  1994 by John W. Kluge in favor of    October 11, 1994
                  Actava with respect to a revolving
                  credit facility of up to $55
                  million
10(q)             Employment Agreement dated July 19,  Quarterly Report on Form 10-Q for    Exhibit 10
                  1994 between Actava and Charles R.   the quarter ended June 30, 1994
                  Scott

                                                               EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                       ---------------------------------------------------------
 DESIGNATION OF                                            DOCUMENT WITH WHICH EXHIBIT      DESIGNATION OF SUCH
EXHIBIT IN THIS             DESCRIPTION OF                    WAS PREVIOUSLY FILED            EXHIBIT IN THAT
   FORM 10-K                   EXHIBITS                          WITH COMMISSION                  DOCUMENT
----------------  -----------------------------------  -----------------------------------  --------------------
10(r)(i)          Shareholders Agreement dated as of
                  December 6, 1994 among Actava,
                  Roadmaster, Henry Fong and Edward
                  Shake
10(r)(ii)         Registration Rights Agreement dated
                  as of December 6, 1994 between
                  Actava and Roadmaster
10(r)(iii)        Environmental Indemnity Agreement
                  dated as of December 6, 1994
                  between Actava and Roadmaster
10(s)             Lease Agreement dated October 21,
                  1994 between JDP Aircraft II, Inc.
                  and Actava
11                Statement of computation of
                  earnings per share
18                Letter regarding change in           Annual Report on Form 10-K for the   Exhibit 18
                  accounting principle for the costs   year ended December 31, 1992
                  associated with proof advertising
                  program
21                Subsidiaries of Actava
23                Consent of Ernst & Young

24                Powers-of-Attorney
27                Financial Data Schedule

  (b) Reports on Form 8-K filed in the fourth quarter of 1994:

     Three Current Reports on Form 8-K and three amendments on Form 8-K/A were filed during the fourth quarter of 1994:

          (i) On October 7, 1994, a Form 8-K/A was filed to amend the report filed on June 22, 1993 to provide additional information in the pro forma financial statement regarding the Company's acquisition of Diversified Products.

          (ii) On October 7, 1994, a Form 8-K/A was filed to amend the report filed on August 25, 1994 to provide additional information in the pro forma financial statements for the sale of Qualex.

          (iii) On October 21, 1994, a Form 8-K was filed to report that on October 11, 1994 Actava entered into a credit agreement with Metromedia Company under which Actava will make loans to Metromedia in an amount not to exceed $55 million.

          (iv) On October 31, 1994, a Form 8-K was filed to provide restated historical consolidated statements of operation and cash flow reflecting Qualex as a discontinued operation.

          (v) On November 4, 1994, a Form 8-K/A was filed to amend the report filed on October 31, 1994 by providing revised restated historical financial statements for the same periods covered by the previous report.

          (vi) On December 21, 1994, a Form 8-K was filed to report that on December 6, 1994 Actava transferred ownership of its four sporting goods subsidiaries to Roadmaster Industries, Inc. in exchange for 19,169,000 shares of Roadmaster's Common Stock.

     (c) The response to this portion of Item 14 is submitted as a separate section of this report.

     (d) The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE ACTAVA GROUP INC.

                                          By:  /s/  FREDERICK B. BEILSTEIN, III
                                            ------------------------------------
                                                Frederick B. Beilstein, III
                                              Senior Vice President and Chief
                                                      Financial Officer

Dated: March 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------

                /s/  JOHN D. PHILLIPS          President and Chief Executive    March 30, 1995
---------------------------------------------    Officer and Director
              John D. Phillips                   (Principal Executive Officer)

       /s/  FREDERICK B. BEILSTEIN, III        Senior Vice President -- Chief   March 30, 1995
---------------------------------------------    Financial Officer (Principal
         Frederick B. Beilstein, III             Financial and Accounting
                                                 Officer)

               /s/  JOHN E. ADERHOLD           Director                         March 30, 1995
---------------------------------------------
              John E. Aderhold

                /s/  MICHAEL E. CAHR           Director                         March 30, 1995
---------------------------------------------
               Michael E. Cahr

                 /s/  J.M. DARDEN III          Director                         March 30, 1995
---------------------------------------------
               J.M. Darden III

               /s/  JOHN P. IMLAY, JR.         Director                         March 30, 1995
---------------------------------------------
             John P. Imlay, Jr.

               /s/  CLARK A. JOHNSON           Director                         March 30, 1995
---------------------------------------------
              Clark A. Johnson

                /s/  ANTHONY F. KOPP           Director                         March 30, 1995
---------------------------------------------
               Anthony F. Kopp

                 /s/  RICHARD NEVINS           Director                         March 30, 1995
---------------------------------------------
               Richard Nevins

                 /s/  CARL E. SANDERS          Director                         March 30, 1995
---------------------------------------------
               Carl E. Sanders

                             THE ACTAVA GROUP INC.

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A)(1) AND (2), (C) AND (D)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1994

                       FORM 10-K -- ITEM 14(A)(1) AND (2)

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

          Consolidated balance sheets -- December 31, 1994 and 1993

          Consolidated statements of operations -- Years ended December 31, 1994, 1993 and 1992

          Consolidated statements of cash flows -- Years ended December 31, 1994, 1993 and 1992

          Consolidated statements of stockholders' equity -- Years ended December 31, 1994, 1993 and 1992

          Notes to consolidated financial statements -- December 31, 1994

     The following consolidated financial statement schedule of The Actava Group Inc. and subsidiaries is included in Item 14(d):

          Schedule VIII -- Valuation and qualifying accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To The Stockholders
The Actava Group Inc.

     We have audited the accompanying consolidated balance sheets of The Actava Group Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Actava Group Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the notes to consolidated financial statements, in 1993 Actava changed its method of accounting for postretirement benefits, and in 1992 Actava changed its method of accounting for the cost of its proof advertising program.

                                          ERNST & YOUNG LLP

Atlanta, Georgia
March 10, 1995

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1994           1993
                                                                      ---------     ----------
                                                                           (IN THOUSANDS)
                                            ASSETS
Current Assets
  Cash and cash equivalents.........................................  $  47,916     $   18,770
  Short-term investments............................................     14,321         29,635
  Receivables (less allowance for doubtful accounts of $6,851 in
     1994 and $10,227 in 1993)......................................    132,948        276,018
  Note receivable from Eastman Kodak Co. (less allowance for
     unearned discount of $3,635 in 1994)...........................     96,365             --
  Note receivable from Metromedia Company...........................     32,395             --
  Current portion of note receivable from Triton Group Ltd. ........      6,250          3,750
  Inventories.......................................................     13,403        108,439
  Prepaid expenses and other assets.................................      7,384         43,809
  Income tax benefits...............................................      6,911         28,894
                                                                      ---------     ----------
          Total current assets......................................    357,893        509,315
Investment in Roadmaster Industries, Inc............................     68,617             --
Property, plant and equipment
  Land..............................................................      1,471          8,303
  Buildings and improvements........................................     11,802         72,289
  Machinery and equipment...........................................     61,629        393,643
                                                                      ---------     ----------
                                                                         74,902        474,235
  Less allowances for depreciation..................................    (40,005)      (198,881)
                                                                      ---------     ----------
          Total property, plant and equipment.......................     34,897        275,354
Note receivable from Triton Group Ltd., less current portion........     16,726         22,976
Other assets (less allowance for doubtful notes and accounts of
  $3,988 in 1993)...................................................     15,013         50,702
Long-term investments...............................................         --         26,611
Intangibles (less accumulated amortization of $88,281 in 1993)......        633        386,626
                                                                      ---------     ----------
          Total assets..............................................  $ 493,779     $1,271,584
                                                                      =========      =========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..................................................  $   8,397     $   86,163
  Accrued expenses and other current liabilities....................     83,256        186,515
  Notes payable.....................................................     64,573        135,114
  Current portion of long-term debt.................................        417          2,915
  Current portion of subordinated debt..............................     33,827          3,750
  Redeemable common stock...........................................     12,000             --
                                                                      ---------     ----------
          Total current liabilities.................................    202,470        414,457
Deferred income taxes...............................................      6,911         44,380
Long-term debt......................................................      2,547        220,887
Subordinated debt...................................................    157,193        190,551
Minority interest in photofinishing subsidiary......................         --        205,395
Redeemable common stock.............................................         --         12,000
Stockholders' equity
  Common stock (22,767,485 shares in 1994 and 22,767,744 in 1993)...     22,768         22,768
  Additional capital................................................     35,482         46,362
  Retained earnings.................................................    173,639        236,333
  Less treasury stock -- at cost (5,490,327 shares in 1994 and
     6,223,467 shares in 1993)......................................   (107,231)      (121,549)
                                                                      ---------     ----------
          Total stockholders' equity................................    124,658        183,914
                                                                      ---------     ----------
          Total liabilities and stockholders' equity................  $ 493,779     $1,271,584
                                                                      =========      =========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                               1993         1992
                                                                   1994     (RESTATED)   (RESTATED)
                                                                 --------   ----------   ----------
                                                                   (IN THOUSANDS EXCEPT PER SHARE
                                                                              AMOUNTS)
Net sales......................................................  $551,828    $465,812     $377,890
Costs, expenses and other costs of products sold...............   461,175     401,471      283,635
Selling, general and administrative............................    86,470      85,179       74,946
Interest expense...............................................    28,434      26,811       20,811
Provision for doubtful accounts................................     3,204       4,661        2,941
Income from equity investment in Roadmaster Industries,
  Inc. ........................................................      (365)         --           --
Other (income) expense -- net..................................    (4,934)      1,706       (4,651)
Provision for plant closure costs..............................        --        (865)      (1,132)
Provision for employee agreements and related costs............     1,300          --           --
                                                                 --------   ----------   ----------
          Total costs, expenses and other......................   575,284     518,963      376,550
Income (loss) before income taxes, discontinued operations,
  extraordinary loss and cumulative effect of changes in
  accounting principles........................................   (23,456)    (53,151)       1,340
Income tax expense (benefit)...................................        --      (1,435)       1,662
                                                                 --------   ----------   ----------
Loss from continuing operations................................   (23,456)    (51,716)        (322)
Income (loss) from discontinued operations.....................   (40,693)      8,526       10,887
                                                                 --------   ----------   ----------
Income (loss) before extraordinary loss and cumulative effect
  of changes in accounting principles..........................   (64,149)    (43,190)      10,565
Extraordinary loss related to Swiss Franc Bonds................    (1,601)         --           --
                                                                 --------   ----------   ----------
Income (loss) before cumulative effect of changes in accounting
  principles...................................................   (65,750)    (43,190)      10,565
Cumulative effect of changes in accounting principles..........        --      (4,404)       1,034
                                                                 --------   ----------   ----------
Net income (loss)..............................................  $(65,750)   $(47,594)    $ 11,599
                                                                 ========    ========     ========
Earnings (loss) per share of common stock
Primary
  Continuing operations........................................  $  (1.29)   $  (3.01)    $   (.02)
  Discontinued operations......................................     (2.24)        .49          .66
  Extraordinary loss...........................................      (.09)         --           --
  Cumulative effect of changes in accounting principles........        --        (.25)         .06
                                                                 --------   ----------   ----------
Net income (loss)..............................................  $  (3.62)   $  (2.77)    $    .70
                                                                 ========    ========     ========
Pro forma effect assuming the changes in accounting principles are applied retroactively:
Net income (loss)..............................................  $(65,750)   $(43,190)    $ 10,565
                                                                 ========    ========     ========
Net income (loss) per share....................................  $  (3.62)   $  (2.52)    $    .64
                                                                 ========    ========     ========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                              1993         1992
                                                                 1994      (RESTATED)   (RESTATED)
                                                               ---------   ----------   ----------
                                                                         (IN THOUSANDS)
Cash Flows from Operating Activities:
Net loss from continuing operations..........................  $ (23,456)   $(56,120)   $     (322)
  Less: Cumulative effect of change in accounting
     principle...............................................         --      (4,404)           --
                                                               ---------   ----------   ----------
  Loss before cumulative effect of change in accounting
     principle and extraordinary item........................    (23,456)    (51,716)         (322)
  Less: Items providing (using) cash from continuing
     operating activities....................................     24,215     (16,082)      (44,181)
                                                               ---------   ----------   ----------
  Net cash provided by (used in) continuing operations.......        759     (67,798)      (44,503)
                                                               ---------   ----------   ----------
Income (loss) from discontinued operations...................    (40,693)      8,526        11,921
  Less: Cumulative effect of change in accounting
     principle...............................................         --          --         1,034
                                                               ---------   ----------   ----------
  Income before cumulative effect of change in accounting
     principle...............................................    (40,693)      8,526        10,887
  Less: Items providing cash from discontinued operations....     37,862      46,325        57,895
                                                               ---------   ----------   ----------
  Net cash provided by (used in) discontinued operations.....     (2,831)     54,851        68,782
                                                               ---------   ----------   ----------
  Net cash provided by (used in) all operations..............     (2,072)    (12,947)       24,279
Cash Flows from Investing Activities:
  Repayment of advance to businesses sold....................     10,502          --            --
  Purchases of investments (maturities over 90 days).........    (52,584)    (99,510)      (99,198)
  Sales of investments (maturities over 90 days).............     63,036     111,851       107,932
  Net sales of other investments.............................      4,862      21,866         6,143
  Purchase of long-term investments..........................         --          --       (24,719)
  Payments for property, plant and equipment.................    (25,022)    (55,554)      (81,800)
  Proceeds from disposals of property, plant and equipment...      4,551      16,024        10,230
  Proceeds from the sale of businesses.......................     50,000          --            --
  Payments for purchases of businesses net of cash
     required................................................         --      (9,415)      (30,560)
  Loans to Triton Group Ltd. ................................      3,750       5,000        (1,426)
  Loans to Metromedia Company................................    (32,395)         --            --
  Other investing activities -- net..........................     (6,515)    (15,221)       (3,604)
                                                               ---------   ----------   ----------
  Net cash provided by (used in) investing activities........     20,185     (24,959)     (117,002)
                                                               ---------   ----------   ----------
Cash Flows from Financing Activities:
  Net borrowings (payments) under short-term bank
     agreements..............................................    (13,076)     52,284        51,107
  Borrowings under long-term debt agreements.................    228,579      21,503       817,000
  Payments on long-term debt agreements......................   (195,046)    (21,192)     (771,136)
  Payments of subordinated debt..............................     (3,750)     (1,847)         (200)
  Proceeds from issuance of Actava common stock..............      4,776          --            --
  Cash dividends paid by Qualex to minority interest.........    (10,450)     (8,614)       (3,886)
  Cash dividends paid by Actava..............................         --      (6,250)       (5,956)
                                                               ---------   ----------   ----------
  Net cash provided by financing activities..................     11,033      35,884        86,929
                                                               ---------   ----------   ----------
     Increase (decrease) in cash and cash equivalents........     29,146      (2,022)       (5,794)
Cash and cash equivalents at beginning of year...............     18,770      20,792        26,586
                                                               ---------   ----------   ----------
     Cash and cash equivalents at end of year................  $  47,916    $ 18,770    $   20,792
                                                               =========    ========     =========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK                                TREASURY STOCK
                                        ----------------   ADDITIONAL   RETAINED    -------------------
                                        SHARES   AMOUNT     CAPITAL     EARNINGS    SHARES     AMOUNT       TOTAL
                                        ------   -------   ----------   --------    ------    ---------    --------
                                                                (IN THOUSANDS)
Balance -- January 1, 1992............  22,768   $22,768    $ 46,362    $287,854    6,224     $(121,553)   $235,431
  Net income for the year.............                                    11,599                             11,599
  Cash dividends on Common Stock, $.36
    per share.........................                                    (5,956)                            (5,956)
  Common Stock issued under employee
    stock options.....................                                                 (1)            4           4
  Other, principally foreign currency
    translation adjustment............                                    (1,231)                            (1,231)
                                        ------   -------   ----------   --------    ------    ---------    --------
Balance -- December 31, 1992..........  22,768    22,768      46,362     292,266    6,223      (121,549)    239,847
  Net loss for the year...............                                   (47,594)                           (47,594)
  Cash dividends on Common Stock, $.36
    per share.........................                                    (6,250)                            (6,250)
  Other, principally foreign currency
    translation adjustment............                                    (2,089)                            (2,089)
                                        ------   -------   ----------   --------    ------    ---------    --------
Balance -- December 31, 1993..........  22,768    22,768      46,362     236,333    6,223      (121,549)    183,914
  Net loss for the year...............                                   (65,750)                           (65,750)
  Common Stock issued.................                        (9,542)                (733)       14,318       4,776
  Net unrealized loss on
    available-for-sale securities.....                                      (609)                              (609)
  Other, principally foreign currency
    translation adjustment............                        (1,338)      3,665                              2,327
                                        ------   -------   ----------   --------    ------    ---------    --------
Balance -- December 31, 1994..........  22,768   $22,768    $ 35,482    $173,639    5,490     $(107,231)   $124,658
                                        ======   ========   ========    =========   =====     ==========   =========

                See Notes to Consolidated Financial Statements.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of Actava and its majority-owned subsidiaries. The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies. All significant intercompany transactions and accounts have been eliminated in consolidation.

  Investments

     The Company and its subsidiaries invest in various debt and equity securities. In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of stockholders' equity. The Company adopted the provisions of the new standard for investments held as of or acquired after January 1, 1994. In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of adopting Statement 115 as of January 1, 1994 was not material.

     Management determines the appropriate classification of investments as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

  Inventories

     Inventories of finished goods, work in process and raw materials are stated at the lower of cost or market. The Last-In, First-Out (LIFO) method of determining cost is used for a substantial portion of these inventories.

  Advertising Costs

     Effective January 1, 1992, Qualex changed its method of accounting for the cost of its proof advertising program to recognize these costs at the time the advertising was placed by the customer. Under the proof advertising program, Qualex reimbursed certain advertising costs incurred by its customers up to a percentage of sales to that customer. Qualex previously accrued such costs at the time of the initial sale. Qualex believed that this new method was preferable because it recognized advertising expense as it was incurred rather than at the time of the initial sale to the customer. The 1992 adjustment of $1,034,000 was included in the cumulative effect of change in accounting principle for 1992 to apply retroactively the new method. The pro forma amounts presented in the consolidated statements of operations for 1992 and 1991 reflect the effect of the retroactive application of applying the new method.

     Production advertising costs are expensed in the period incurred. The costs of communicating advertising are expensed at the time of communication. Amounts paid in advance for communicating advertising are reported as prepaid expenses. Total advertising expense was $15,178,000, $12,624,000 and $16,120,000 for

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

1994, 1993 and 1992, respectively. Total prepaid advertising was $4,751,000 at December 31, 1994. There were no prepaid advertising costs at December 31, 1993.

  Property, Plant and Equipment

     Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives. Generally, depreciation is provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Amortization associated with capitalized leases is included in depreciation expense.

  Intangibles

     Intangibles consist of the excess of the purchase price over the net assets of businesses acquired and also included customer lists and covenants not to compete in prior years. Amounts relating to the excess of the purchase price over the net assets of businesses acquired are amortized over a 40-year period using the straight-line method, unless acquired prior to November 1, 1970. Amounts relating to customer lists and covenants not to compete were amortized over two to five years or the life of the agreement, respectively. Management continuously evaluates intangible assets to determine that no diminishment in value has occurred. Management evaluates intangible assets on the basis of the operations of the particular entity to which the intangible relates to determine whether any changes in the nature and expected benefits to be derived from the intangible have occurred which would require an adjustment to its recorded value. In the event management believes that the recorded value of the intangible is greater than its actual value, the Company will write-down the value of the intangible. In conjunction with the evaluation of any possible impairment of its intangibles, the Company also similarly assesses whether a change in the life of the intangible is required for amortization purposes.

     Intangible assets are summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                        -----------------
                                                                        1994       1993
                                                                        ----     --------
    Excess of purchase price over net assets of businesses acquired...  $633     $349,546
    Customer lists....................................................    --       29,847
    Covenants not to compete..........................................    --        7,233
                                                                        ----     --------
                                                                        $633     $386,626
                                                                        ====     ========

  Income Taxes

     Income taxes are provided for all taxable items in the statements of operations regardless of when these items are reported for Federal income tax purposes. Actava elects to utilize certain provisions of the Federal income tax laws to reduce current taxes payable. Deferred income taxes are provided for temporary differences in recognition of income and expenses for tax and financial reporting purposes.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change in accounting principle on pre-tax income from continuing operations, net income and financial position was not material.

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

  Revenue Recognition

     Sales are recognized when the products are shipped to customers.

  Index Protection Agreements

     The Company used index protection agreements to hedge interest rate risk associated with Qualex's borrowings and to hedge the risk of market price fluctuations of commodities bought and sold in the normal course of business. These contracts were accounted for as hedges and any gains or losses were deferred and included in the basis of the underlying transactions. Cash flows from the contracts were accounted for in the same categories as the cash flows from the items being hedged. As of December 31, 1994, the Company did not have any index protection agreements due to the sale of Qualex. See "Photofinishing Transaction and Discontinued Operation."

     During 1993, Qualex entered into a hedge agreement with a bank which was to expire in 1996 related to Qualex's $200,000,000 of Senior Notes. The hedge agreement included a Basic Transaction for a notional amount of $100,000,000 under which Qualex paid an interest rate based on the three-month London Interbank Offered Rate (LIBOR) and received a fixed interest rate of 4.0587% quarterly, and an Enhancement Transaction for a notional amount of $163,000,000 under which Qualex paid an interest rate based on the three-month LIBOR and received a variable interest rate based on the prime rate less 2.49%. A net settlement was calculated and paid on a quarterly basis. At December 31, 1993, termination of this rate swap agreement would have required a cash payment by Qualex of $1,158,000 based on market quotes.

     Qualex had also entered into combined put/call agreements which provided protection for silver recoveries from photofinishing processes. The outstanding contracts at December 31, 1993 covered the sale of 2,900,000 troy ounces of silver at index amounts of $3.85 to $4.67 per ounce in 1994 and 1,420,000 troy ounces per year at index amounts of $4.23 to $5.10 per ounce from 1995 to 2005. In 1997, Qualex had the sale of 4,300,000 troy ounces covered by such agreements at an index amount of $5.15 per ounce. During 1993 and 1992, gain amortization related to these contracts totaled $2,445,000 and $1,232,000, net of tax, and is included in income from discontinued operations. At December 31, 1993 and 1992, respectively, $7,442,000 and $11,476,000 of these gains were recorded as deferred income. At December 31, 1993, termination of the combined put/call agreements would have required cash payments by Qualex of $18,688,000 based on market quotes.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

  Hedging Instruments

     At December 31, 1994, the Company had entered into several forward exchange contracts in the aggregate notional amount of $8,000,000 to effectively hedge amounts due from foreign subsidiaries. The contracts are accounted for as hedges and any gains or losses are deferred and included in the basis of the underlying transaction. The contracts matured or will mature on various dates in 1995. Termination of these forward exchange contracts at December 31, 1994 would require the Company to make cash payments of $39,000, based on quoted market prices of comparable contracts or current settlement values.

  Research and Development Costs

     Research and development expenditures are expensed when incurred. During 1994, 1993 and 1992 the Company expensed $5,972,000, $4,407,000 and $4,262,000, respectively.

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

     The following tables provide additional information related to the Consolidated Statements of Cash Flows (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                           1993         1992
                                                               1994     (RESTATED)   (RESTATED)
                                                             --------   ----------   ----------
    Items providing (not providing) cash from continuing
      operations:
      Income from equity investment in Roadmaster
         Industries, Inc. .................................  $   (365)   $     --     $     --
      Depreciation.........................................    12,832      11,472        8,638
      Amortization.........................................       504         631          108
      Provision for doubtful accounts......................     3,204       4,661        2,941
      Provision for plant closure costs....................        --        (865)      (1,132)
    Changes in operating assets and liabilities, net of
      effects from purchases and dispositions:
      Accounts receivable..................................    (8,607)    (34,319)     (45,283)
      Inventories..........................................    13,908     (17,529)      (7,259)
      Prepaid expenses and other assets....................    (2,742)      1,591       (1,616)
      Accounts payable, accrued expenses and other current
         liabilities.......................................     3,230      17,814      (14,350)
      Current and deferred taxes...........................       574          88       14,790
      Other operating activities -- net....................     1,677         374       (1,018)
                                                             --------   ----------   ----------
    Net items providing (using) cash from continuing
      operations...........................................  $ 24,215    $(16,082)    $(44,181)
                                                             ========    ========     ========
    Items providing (not providing) cash from discontinued
      operations:
      Minority interest....................................  $ (2,835)   $  8,526     $ 11,922
      Loss on disposal.....................................    37,858          --           --
      Depreciation.........................................    16,780      33,193       26,392
      Amortization.........................................    11,633      25,149       23,898
      Provision for doubtful accounts......................     1,263       2,601          478
      Provision for plant closure costs....................       930       4,096           --
    Changes in operation of assets and liabilities, net of
      effects from purchases and dispositions of
      discontinued operations:
      Accounts receivable..................................   (14,443)      3,654       19,819
      Inventories..........................................     1,303     (13,906)       2,496
      Prepaid expenses and other assets....................     3,552     (15,503)     (22,005)
      Accounts payable, accrued expenses and other current
         liabilities.......................................    (7,723)    (17,515)      (6,647)
      Current and deferred taxes...........................   (10,456)     16,030        1,542
                                                             --------   ----------   ----------
    Net items providing cash from discontinued
      operations...........................................  $ 37,862    $ 46,325     $ 57,895
                                                             ========    ========     ========
    Net assets of business sold:
      Total assets.........................................  $770,901    $     --     $     --
      Total liabilities....................................   398,973          --           --
                                                             --------   ----------   ----------
      Net assets...........................................  $371,928    $     --     $     --
                                                             ========    ========     ========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                           1993         1992
                                                               1994     (RESTATED)   (RESTATED)
                                                             --------   ----------   ----------
    Net assets of businesses purchased:
      Total assets.........................................  $     --    $ 71,693     $ 58,040
      Total liabilities....................................        --      48,063       27,448
                                                             --------   ----------   ----------
      Net assets...........................................  $     --    $ 23,630     $ 30,592
                                                             ========    ========     ========
      Interest paid........................................  $ 34,729    $ 44,570     $ 27,279
      Income taxes paid....................................  $    393    $ 11,406     $  3,334

PHOTOFINISHING TRANSACTION AND DISCONTINUED OPERATION

     Qualex, Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it had effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994 and presented Kodak's portion of ownership and equity in the income of Qualex as a minority interest.

     In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex for all years presented are reported in the accompanying reclassified statements of operations under discontinued operations. In the second quarter of 1994, the Company provided for an anticipated loss of $37,858,000 on the sale of its interest in Qualex and the related covenant not to compete and release. No income tax expenses or benefits were recognized due to the Company's net operating loss carryforwards and recognition of tax benefits in prior periods.

     On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note is payable in installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note. Approximately $3,500,000 of imputed interest income was recorded during 1994. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on the sale of Qualex. The Company received $50,000,000 under the promissory note on February 13, 1995.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     The following assets and liabilities of Qualex were included in the Company's balance sheet at December 31, 1993; however, no assets and liabilities are included in the Company's balance sheet at December 31, 1994 due to the sale of the Company's interest in Qualex on August 12, 1994 (in thousands).

                          FINANCIAL POSITION OF QUALEX

                                                                                  DECEMBER 31,
                                                                                      1993
                                                                                  ------------
Cash and short-term investments.................................................    $  4,060
Net accounts receivable.........................................................      69,015
Inventories.....................................................................      29,381
Other assets....................................................................      38,153
                                                                                  ------------
          Total current assets..................................................     140,609
Net property, plant and equipment...............................................     202,150
Other assets....................................................................      30,413
Long-term investments...........................................................      26,611
Intangibles.....................................................................     371,106
                                                                                  ------------
          Total assets..........................................................    $770,889
                                                                                  ==========
Current liabilities.............................................................    $130,845
Deferred income taxes...........................................................      22,446
Long-term debt..................................................................     217,987
Stockholders' equity............................................................     399,611
                                                                                  ------------
          Total liabilities and stockholders' equity............................    $770,889
                                                                                  ==========

     The Company's statements of operations for the three years in the period ended December 31, 1994, have been restated to reflect Qualex as a discontinued operation. The results of Qualex for these periods through August 12, 1994, the date of sale of Qualex, are as follows (in thousands):

                                                               1994       1993       1992
                                                             --------   --------   --------
    Net sales..............................................  $333,970   $775,299   $770,853
    Operating expenses.....................................   342,134    723,952    716,217
                                                             --------   --------   --------
    Operating profit (loss)................................    (8,164)    51,347     54,636
                                                             --------   --------   --------
    Interest expense.......................................    (8,582)   (16,488)   (12,643)
    Other income (expense).................................      (439)    (1,209)     1,448
                                                             --------   --------   --------
    Income (loss) before taxes.............................   (17,185)    33,650     43,441
    Income taxes (benefit).................................   (11,514)    16,598     21,666
                                                             --------   --------   --------
    Net income (loss) from discontinued operations before
      minority interest....................................    (5,671)    17,052     21,775
    Minority interest......................................     2,836     (8,526)   (10,888)
                                                             --------   --------   --------
    Net income (loss) from discontinued operations.........  $ (2,835)  $  8,526   $ 10,887
                                                             ========   ========   ========

ACQUISITIONS

     On June 8, 1993, the Company acquired substantially all the assets of Diversified Products Corporation (DP) for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
could provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The issuance of additional payments of cash or additional shares would not increase the cost of DP; any subsequent issuance would only affect the manner in which the total purchase price was recorded for Actava. This transaction was accounted for using the purchase method of accounting; accordingly, the purchased assets and liabilities were recorded at their estimated fair value at the date of the acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $11,417,000. The results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition to the date the Company transferred ownership of DP to Roadmaster Industries, Inc. See "Investment in Roadmaster Industries, Inc."

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

                                                                            PRO FORMA
                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1993       1992
                                                                       --------   --------
                                                                           (UNAUDITED)
    Sales............................................................  $519,477   $534,140
    Net income (loss)................................................   (56,988)     1,352
    Income (loss) per share -- primary...............................     (3.23)       .08

     During 1992, Qualex acquired Samiljan Foto, L.P. and certain other photofinishing operations for $21,228,000 and $22,997,000 respectively, including expenses. For one of the businesses in which Qualex purchased a majority interest in 1992, the sellers had the right to require Qualex to purchase the remaining interest, beginning in 1997, at an amount not to exceed $18,000,000.

     These transactions were accounted for using the purchase method of accounting, accordingly; the assets and liabilities of the purchased businesses were recorded at their estimated fair value at the dates of acquisition. The purchase price resulted in an excess of costs over net assets acquired of approximately $23,321,000 for 1992, in addition to $19,215,000 attributed to customer lists. The results of operations of the businesses acquired were included in the consolidated financial statements since the dates of acquisition.

ACCOUNTS AND NOTES RECEIVABLE

     Receivables from sales of Actava's lawn and garden products amounted to $137,815,000 and $146,994,000 at December 31, 1994 and 1993, respectively. The receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk due to the common business of the customers are limited due to the number of customers comprising the customer base and their geographic location. Ongoing credit evaluations of customers' financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

     During 1994, Actava sold its interest in its photofinishing business and has reclassified the results of its operations as a discontinued operation. Photofinishing sales in prior years included sales to national, regional and local retailers located throughout the United States, including mass merchants, grocery store chains and

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
drug store chains. Photofinishing receivables were $70,744,000 at December 31, 1993 and were generally unsecured and due within 20 days following the end of each month. Accounts receivable from photofinishing sales at December 31, 1993 included $54,711,000 due from national retail chains. At December 31, 1993, $9,812,000 was receivable from one such customer on net sales of $84,297,000. The Company provided an allowance for doubtful accounts equal to the estimated losses expected to be incurred in the collection of accounts receivable. Such losses were consistently within management's expectations.

     During 1994, Actava combined its sporting goods companies with Roadmaster Industries, Inc. in exchange for common stock of Roadmaster which is accounted for under the equity method. Receivables in prior years from the sale of sporting goods were primarily from mass merchants and sporting goods retailers located throughout the United States. The receivables, which were unsecured, were $71,836,000 at December 31, 1993, and were generally due within 30 to 60 days. At December 31, 1993, approximately $23,362,000 was due from four customers. The sporting goods companies maintained allowances for potential credit losses and such losses, in the aggregate, had not exceeded management's expectations.

TRITON GROUP LTD. LOAN

     At December 31, 1994, the Company had a $22,976,000 note receivable from Triton Group Ltd. secured by 3,690,998 shares of Actava Common Stock. At December 31, 1993, $26,726,000 was outstanding under the loan and was secured by 4,413,598 shares of Actava Common Stock.

     Effective June 25, 1993, the Company and Triton modified the terms of the loan as part of a plan of reorganization filed by Triton under Chapter 11 of the U.S. Bankruptcy Code. The modifications, which became effective June 25, 1993, included: extending the due date of the loan to April 1, 1997; reducing the interest rate to prime plus 1 1/2% for the first six months following June 25, 1993, to prime plus 2% for the next six months, and to prime plus 2 1/4% for the remainder of the term of the note; revising collateral maintenance (margin call) requirements; and providing for release of collateral under certain circumstances. Under the modified agreements, Actava's right of first refusal with respect to any sale by Triton of its Actava Common Stock will continue in effect until the loan is paid in full. The Stockholder Agreement was amended to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors so long as Triton continues to own 20% or more of Actava's outstanding Common Stock.

     Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would have amended or eliminated the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement. On August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking preliminary injunction. The motion seeking a preliminary injunction was heard on August 10, 1993, and was denied. Triton then withdrew its motion to modify its Plan of Reorganization. Therefore, the provisions of the Amended and Restated Loan Agreement continue to remain in effect. On August 19, 1993, the Amended and Restated Loan agreement was amended to allow Triton to satisfy certain margin call requirements by making deposits to a Collateral Deposit Account in lieu of delivering certificates of deposit. The margin call provisions for principal repayments and transfers of shares of Company Common Stock were not amended. On December 7, 1993, the Amended and Restated Loan Agreement was amended, in connection with a $5,000,000 prepayment of principal received on December 7, 1993, to provide for quarterly principal payment installments of $1,250,000 due on the last day of each quarter of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The Agreement was also amended to require 75,000 additional shares of Actava Common Stock to be pledged as collateral and to modify the margin call provisions of the Agreement to provide a $7.50 minimum per share value of Actava Common Stock for purposes of determining the amount of any margin call mandatory payments. These modifications limit the circumstances under which Triton must pledge additional collateral

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
for the loan; however, 3,690,998 shares of Actava Common Stock owned by Triton will continue to be pledged to secure the loan until the loan is paid in full. At March 10, 1995, the pledged shares had a market value of $36,449,000 as compared to the loan balance of $22,976,000. In the opinion of management, the shares held as collateral are, and will continue to be, sufficient to provide for realization of the loan.

METROMEDIA COMPANY LOAN

     On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling") and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). Metromedia Company ("Metromedia") and its affiliates control in excess of 50% of the voting power of both Orion and MITI. Pursuant to the letters of intent, the Company and Metromedia entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which the Company will make loans to Metromedia in an amount not to exceed an aggregate of $55,000,000. Under the terms of the Credit Agreement, Metromedia will use the proceeds of the loans to make advances to or to pay obligations on behalf of Orion, Sterling and MITI. All loans made by the Company to Metromedia under the Credit Agreement are secured by shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, a general partner of Metromedia has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than the Company terminates discussions relating to the Proposed Metromedia Transaction. All loans are due and payable on April 12, 1995. The outstanding balance under the Credit Agreement as of December 31, 1994 was $32,395,000.

INVENTORIES

     Inventory balances are summarized as follows (in thousands):

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994         1993
                                                                     --------     --------
    Finished goods and goods purchased for resale..................  $ 12,618     $ 82,559
    Raw materials and supplies.....................................    15,395       46,018
                                                                     --------     --------
                                                                       28,013      128,577
    Reserve for LIFO cost valuation................................   (14,610)     (20,138)
                                                                     --------     --------
                                                                     $ 13,403     $108,439
                                                                     ========     ========

     Work in process is not considered significant.

     During 1994, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities which were carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The utilization of this lower cost inventory decreased the net loss by approximately $1,200,000 and decreased loss per share of common stock by $.07.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

INVESTMENTS

     All of the Company's investments are classified as available-for-sale and are summarized as follows (in thousands):

                                                              AVAILABLE-FOR-SALE SECURITIES
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                     ---------   ----------   ----------   ---------
    DECEMBER 31, 1994
    U.S. securities................................   $13,261       $ --         $559       $12,702
    Other debt securities..........................     1,669         --           50         1,619
                                                     ---------   ----------   ----------   ---------
              Total debt securities................   $14,930       $ --         $609       $14,321
                                                      =======    ========     ========      =======

                                                              AVAILABLE-FOR-SALE SECURITIES
                                                     -----------------------------------------------
                                                                   GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES       VALUE
                                                     ---------   ----------   ----------   ---------
    DECEMBER 31, 1993
    Short-term:
      U.S. securities..............................   $26,460       $147         $ --       $26,607
      Other debt securities........................     3,175         --           --         3,175
                                                     ---------   ----------   ----------   ---------
              Total short-term debt securities.....   $29,635       $147         $ --       $29,782
                                                      =======    ========     ========      =======
    Long-term:
      Equity securities............................   $15,850       $275         $ 10       $16,115
      U.S. securities..............................     7,758         --           39         7,719
      Other debt securities........................     3,003         11           17         2,997
                                                     ---------   ----------   ----------   ---------
              Total long-term debt securities......   $26,611       $286         $ 66       $26,831
                                                      =======    ========     ========      =======

     The gross realized gains for 1994 on sales of available-for-sale securities totaled approximately $205,000 and the gross realized losses totaled approximately $240,000. The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of shareholders' equity totaled $609,000 in 1994.

     The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1994 by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                                    ESTIMATED
                                                                    AMORTIZED         FAIR
                                                                      COST            VALUE
                                                                    ---------       ---------
    AVAILABLE-FOR-SALE
    Due after one year through three years........................   $ 8,174         $ 7,872
    Due after three years.........................................     6,756           6,449
                                                                    ---------       ---------
              Total...............................................   $14,930         $14,321
                                                                     =======         =======

     All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

INVESTMENT IN ROADMASTER INDUSTRIES, INC.

     On December 6, 1994, the Company transferred ownership of its four sporting goods subsidiaries to Roadmaster Industries, Inc. in exchange for 19,169,000 shares of Roadmaster's Common Stock. As of December 31, 1994, the Company owned 39% of the issued and outstanding shares of Roadmaster's Common Stock based on approximately 48,600,000 shares of Roadmaster's Common Stock outstanding. The four Actava subsidiaries transferred to Roadmaster were Diversified Products Corporation, Hutch Sports USA Inc., Nelson/Weather-Rite, Inc. and Willow Hosiery Company, Inc. No gain or loss was recognized for this nonmonetary transaction. The Company's initial investment in Roadmaster was recorded at approximately $68,300,000 and is accounted for by the equity method.

     The excess of the Company's investment in Roadmaster over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at December 31, 1994 was $28,855,000.

     The quoted market value of the Company's investment in Roadmaster common stock as of December 31, 1994, was $3.625 per share or a total value of $69,488,000 and as of March 10, 1995, was $3.00 per share or a total value of $57,507,000.

     Summarized financial information for Roadmaster is shown below (in thousands):

                                                              ROADMASTER INDUSTRIES, INC.
                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                               1994       1993       1992
                                                             --------   --------   --------
    Net sales..............................................  $455,661   $312,160   $226,201
    Gross profit...........................................    66,790     48,129     35,250
    Net income.............................................     5,000      7,633      3,697

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    Current assets...................................................  $358,169   $223,541
    Non-current assets...............................................   158,478     58,234
    Current liabilities..............................................   181,778    100,723
    Non-current liabilities..........................................   231,772    162,054
    Minority interest................................................        --        622
    Redeemable common stock..........................................     2,000      2,000
    Total stockholders' equity.......................................   101,097     16,376

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities, including $31,392,000 in 1993 due to Eastman Kodak Company, are summarized as follows (in thousands):

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1994       1993
                                                                        -------   --------
    Accrued salaries and wages........................................  $ 1,370   $  8,363
    Accrued interest..................................................    8,176     14,471
    Accrued advertising and promotion.................................      987     25,238
    Deferred income...................................................       --     13,791
    Self-insurance claims payable.....................................   30,442     35,070
    Reserve for relocation and consolidation of photofinishing
      operations......................................................       --      6,754
    Other.............................................................   42,281     82,828
                                                                        -------   --------
                                                                        $83,256   $186,515
                                                                        =======   ========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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

     As permitted by Statement 106, the Company elected to immediately recognize the effect in the statement of operations for the first quarter of 1993 as a $4,404,000 charge to net income as the cumulative effect of a change in accounting principle. The annual net periodic postretirement benefit expense for 1993 decreased by $38,000 as a result of adopting the new rules. Postretirement benefit expense for 1992, recorded on a cash basis, was not restated. The pro forma amounts presented in the consolidated statements of operations reflect no effect of the retroactive application of applying the new method as it is not material. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the plan for 1994 is 12%. This trend rate is assumed to decrease in 1% decrements to 6% in 2001 and years thereafter. An 8% discount rate per year, compounded annually, was assumed to measure the accumulated postretirement benefit obligation as of December 31, 1994, as compared to 7% as of December 31, 1993. A 1% increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations as of December 31, 1994, by 10% and the net periodic postretirement benefit cost by 26%.

     The following table presents the plans' funded status reconciled with amounts recognized in the Company's consolidated balance sheet (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       -------     -------
    Accumulated postretirement benefit obligation:
      Retirees.......................................................  $  (913)    $(1,094)
      Fully eligible active plan participants........................     (360)       (788)
      Other active plan participants.................................     (609)     (1,149)
                                                                       -------     -------
                                                                        (1,882)     (3,031)
    Plan assets......................................................       --          --
                                                                       -------     -------
    Accumulated postretirement benefit obligation in excess of plan
      assets.........................................................   (1,882)     (3,031)
    Unrecognized prior service cost..................................   (1,687)     (1,995)
    Unrecognized net (gain) or loss..................................     (181)        544
                                                                       -------     -------
    Accrued postretirement benefit cost..............................  $(3,750)    $(4,482)
                                                                       =======     =======

     Net periodic postretirement benefit cost (benefit) includes the following components (in thousands):

                                                                          1994      1993
                                                                          -----     -----
    Service cost........................................................  $  89     $  96
    Interest cost.......................................................    139       296
    Amortization of unrecognized prior service cost.....................   (308)     (154)
    Amortization of unrecognized gain...................................    (30)       --
                                                                          -----     -----
                                                                          $(110)    $ 238
                                                                          =====     =====

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

NOTES PAYABLE AND LONG-TERM DEBT

     Qualex had three separate line of credit agreements for working capital needs for which $3,200,000 was outstanding at December 31, 1993. These agreements were $5,000,000 each, for a total of $15,000,000. The Company paid a facility fee of 1/4% per annum on the committed line of credit agreements.

     Included in Notes Payable at December 31, 1994 and 1993 is $63,302,000 and $87,359,000, respectively, which was outstanding under a three year Finance and Security Agreement which provides working capital to the Snapper division. The Agreement, dated October 23, 1992, is for $75,000,000 (and may be increased under certain circumstances up to $100,000,000 for a specified period of time). Interest is payable at the prime rate plus 3/4% to 1 1/4%, depending upon the prime rate in effect. The Agreement provides for the payment of an annual line fee of $487,500 which is subject to increases in certain circumstances. The loan is principally secured by Snapper assets and certain inventory of Snapper and requires Actava to comply with various restrictive financial covenants. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral as defined in the credit agreement; however, the assets potentially available as collateral are, in the aggregate, $143,343,000. Also included in notes payable at December 31, 1994 and 1993 is $1,271,000 and $3,890,000,
respectively, under a short-term credit facility with a bank for the Company's foreign subsidiaries. See Commitments and Contingencies. The interest rate on the note varied between 5.9% and 7.0% during 1994.

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a three year Loan and Security Agreement with a financial institution to provide up to $35,000,000 of working capital. The Agreement was transferred in the Roadmaster business transaction. Interest was payable at the prime rate plus 1 1/4%. The Agreement provided for a facility fee of $350,000. At December 31, 1994, no amount is reflected in the balance sheet while $1,846,000 was outstanding at December 31, 1993.

     During 1992, in order to provide additional working capital and for general corporate purposes, an Actava Sports subsidiary entered into a one-year Revolving Loan Agreement with a financial institution to provide up to $6,500,000 for working capital. The Agreement was transferred in the Roadmaster business transaction. Interest was payable at the prime rate of the financial institution. At December 31, 1994, no amount is reflected in the balance sheet while $2,700,000 was outstanding at December 31, 1993.

     In April 1993, a Revolving Loan and Security Agreement with respect to a revolving credit facility of up to $10,000,000 was entered into by an Actava Sports subsidiary. The Agreement was transferred in the Roadmaster business transaction. Interest was payable at the prime rate plus 1%. The Agreement provided for a facility fee of $25,000. At December 31, 1994 no amount is reflected in the balance sheet and at December 31, 1993 no amount was outstanding under the agreement.

     In December 1993, an Actava Sports subsidiary, DP, entered into a Finance and Security Agreement with two financial institutions in order to provide up to $50,000,000 of working capital under a revolving credit facility. The agreement was transferred in the Roadmaster business transaction. Interest was payable at the prime rate plus 1 1/4%. The Agreement provided for an annual facility fee of $375,000. At December 31, 1994, no amount is reflected in the balance sheet and at December 31, 1993, $36,178,000 was outstanding under the Agreement.

     The weighted average interest rate on short-term borrowings was 8.24% and 7.82% for the years ended December 31, 1994 and 1993, respectively.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Long-term debt is summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1994        1993
                                                                       ------     --------
    Senior notes -- Qualex...........................................  $   --     $200,000
    Revolving credit agreement -- Qualex.............................      --       10,000
    Capitalized lease obligations....................................     452          545
    Other long-term debt:
      Secured (4-9% notes due at various dates to 2002)..............   1,095        1,900
      Unsecured (4-8% notes due at various dates to 2001)............   1,000        8,442
                                                                       ------     --------
                                                                       $2,547     $220,887
                                                                       ======     ========

     Qualex issued through a private placement $200,000,000 of Senior Notes in 1992 with interest rates ranging from 7.99% to 8.84%.

     During 1992, Qualex entered into an unsecured $115,000,000 Revolving Credit Agreement with eight financial institutions with an expiration date in May 1995. Interest was payable under three rate options which were determined by reference to the prime rate, the London interbank offered rate plus 1/2% to 3/4%, and competitive bids. The Agreement provided for a participation fee of 1/8% and an annual facility fee of 1/4%. At December 31, 1994 no amount was reflected in the balance sheet and at December 31, 1993, $10,000,000 was outstanding under the agreement.

     Collateral for certain of the long-term debt includes real property. Assets pledged as collateral under the borrowings are not material. Maturities of long-term and subordinated debt are $4,057,000 in 1996, $15,733,000 in 1997, $59,472,000 in 1998, $4,478,000 in 1999 and $76,000,000 in 2000 and years thereafter.

     The fair value of Actava's long-term and subordinated debt, including the current portion, at December 31, 1994 is estimated to be approximately $163,000,000 and was estimated at $436,000,000 at December 31, 1993. These estimates are based on a discounted cash flow analysis using Actava's current incremental borrowing rates for similar types of agreements and on quoted market prices for issues which are traded.

SUBORDINATED DEBT

     Subordinated debt is summarized as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    6% Senior Swiss Franc Bonds due 1996
      [redeemed February 17, 1995]...................................  $ 30,152   $ 30,152
    6 1/2% Convertible Debentures due 2002...........................    75,000     75,000
    9 1/2% Debentures due 1998, net of unamortized discount of $1,023
      in 1994 and $1,308 in 1993.....................................    58,461     58,176
    9 7/8% Senior Debentures due 1997, net of unamortized discount of
      $296 in 1994 and $468 in 1993..................................    20,704     23,532
    10% Debentures due 1999..........................................     6,703      7,441
                                                                       --------   --------
                                                                        191,020    194,301
    Less current portion.............................................    33,827      3,750
                                                                       --------   --------
                                                                       $157,193   $190,551
                                                                       ========   ========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     In 1986 Actava issued 6% Senior Subordinated Swiss Franc Bonds due 1996 for 100,000,000 Swiss francs. Simultaneously, in order to eliminate exposure to fluctuations in the currency exchange rate over the life of the bonds, Actava entered into a currency swap agreement with a financial institution whereby Actava received approximately $48,000,000 in exchange for the Swiss Franc Bond proceeds. As a result of the swap agreement, Actava, in effect, made its interest and principal bond repayments in U.S. dollars without regard to changes in the currency exchange rate. A default by the counterparty to the swap agreement would have exposed Actava to potential currency exchange risk on the remaining bond interest and principal payments in that Actava would have been required to purchase Swiss francs at current exchange rates rather than at the swap agreement exchange rate. At December 31, 1994, the swap agreement had an effective exchange rate over its remaining term of .5255 Swiss francs per U.S. dollar while the U.S. dollar equivalent market exchange rate was .7644. After considering the stated interest rate, the cost of the currency swap agreement, taxes and underwriting commissions, the effective cost of the bonds was approximately 11.3%. The fair value of the currency swap as of December 31, 1994 and 1993, was $15,820,000 and $10,795,000, respectively; however, domestic interest rates and foreign currency markets affect this value.

     In December, 1994, Actava entered into an agreement to redeem the outstanding Swiss Franc Bonds at par plus accrued interest and to terminate the currency swap agreement on February 17, 1995. The Company recorded an extraordinary loss of $1,601,000 in 1994 related to this early extinguishment of debt.

     In 1987 Actava issued $75,000,000 of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into Actava's Common Stock at a conversion price of $41 5/8 per share. At Actava's option the Debentures may be redeemed at 100% plus accrued interest until maturity.

     The 9 7/8% Senior Subordinated Debentures are redeemable at the option of Actava at 101.035% of the principal amount plus accrued interest if redeemed prior to March 15, 1995, and at decreasing prices thereafter. Mandatory sinking fund payments of $3,000,000 (which Actava may increase to $6,000,000 annually) began in 1982 and are intended to retire, at par plus accrued interest, 75% of the issue prior to maturity.

     At the option of Actava, the 10% Subordinated Debentures are redeemable, in whole or in part, at the principal amount plus accrued interest. Sinking fund payments of 10% of the outstanding principal amount commenced in 1989; however, Actava receives credit for Debentures redeemed or otherwise acquired in excess of sinking fund payments.

REDEEMABLE COMMON STOCK

     Redeemable Common Stock represents 1,090,909 shares of common stock which were issued in the acquisition of substantially all the assets and liabilities of Diversified Products Corporation. See "Acquisitions." These shares were redeemed for $12,000,000 on February 17, 1995.

CAPITAL STOCK

  Preferred and Preference Stock

     There are 5,000,000 authorized shares of Preferred Stock and 1,000,000 authorized shares of Preference Stock, none of which were outstanding or designated as to a particular series at December 31, 1994.

  Common Stock

     There are 100,000,000 authorized shares of Common Stock, $1 par value. At December 31, 1994, 1993 and 1992 there were 18,368,067, 17,635,186 and
16,544,277 shares issued and outstanding, respectively, after

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
deducting 5,490,327, 6,223,467 and 6,223,467 treasury shares, respectively, and after the issuance of 1,090,909 shares of Redeemable Common Stock during the year ended December 31, 1993.

     Actava has reserved the shares of Common Stock listed below for possible future issuance:

                                                                           DECEMBER 31,
                                                                      ----------------------
                                                                         1994        1993
                                                                      ----------  ----------
    Stock options...................................................   1,049,750     761,000
    6 1/2% Convertible Subordinated Debentures......................   1,801,802   1,801,802
    Restricted stock plan...........................................     102,800     102,800
                                                                      ----------  ----------
                                                                       2,954,352   2,665,602
                                                                      ==========  ==========

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

                                                                                APPROXIMATE
                                                                                PRICE RANGE
                                                                      SHARES     PER SHARE
                                                                      -------   -----------
    Options outstanding at January 1, 1992..........................   55,250    $12 - 28
      Exercised.....................................................     (250)         12
      Canceled......................................................  (17,125)    12 - 28
                                                                      -------   -----------
    Options outstanding at December 31, 1992........................   37,875     12 - 28
      Granted.......................................................   20,000      9 - 12
      Canceled......................................................   (1,125)    12 - 28
                                                                      -------   -----------
    Options outstanding at December 31, 1993........................   56,750      9 - 28
      Granted.......................................................  228,223      8 -  9
      Canceled......................................................  (13,750)    12 - 28
                                                                      -------   -----------
    Options outstanding at December 31, 1994........................  271,223     $8 - 28
                                                                      =======   =========

     During 1994 nonqualified options for 486,777 shares at price ranges of approximately $6.37 to $9.00 per share were granted.

     At December 31, 1994, incentive stock options totaling 124,538 shares were exercisable at prices ranging from $8.31 to $12.19 and nonqualified options totaling 569,712 shares were exercisable at prices ranging from $6.37 to $14.50. There were 209,050 and 591,550 shares under Actava's stock option plans at December 31, 1994 and 1993, respectively, which were available for the granting of additional stock options.

PROVISIONS FOR PLANT CLOSURE COSTS

     In 1994 loss from discontinued operations includes a provision of $311,600 ($930,000 before income taxes and minority interest for discontinued operations) or $.02 per share for plant closure costs. The 1993 income from discontinued operations includes $1,038,000, ($4,096,000 before income taxes and minority interest for discontinued operations) or $.06 per share for the costs of closing three of Qualex's photofinishing plants. The provision for plant closure costs for Qualex included in income from discontinued operations includes lease termination costs and fixed asset and facility closure costs which may be incurred over several years based on the remaining terms of the leases and employee severance and termination costs.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     The reserve for closing certain lawn and garden facilities was established in 1990 by a provision for plant closure of approximately $13,700,000. Lawn and garden production at these facilities ceased in early 1991; however, inventory previously produced at these sites continued to be distributed from these sites until 1992. Costs associated with this warehouse and distribution function included in costs of sales in 1992 were immaterial. Due to market conditions and the size of these lawn and garden facilities, the Company estimated in 1990 that it would require approximately three years to dispose of these facilities and in 1993 this was accomplished. No plant closure costs were provided for in 1994. During 1993 and 1992, costs of approximately $3,400,000 and $2,100,000, respectively, were incurred related to employee severance, plant maintenance, interest on capitalized lease obligations and the loss on disposal of equipment and buildings. In 1993, the provision for plant closure costs included reductions of $849,000, before and after tax, of $.05 per share, to the reserve for closing the lawn and garden facilities as this disposal was completed.

     The 1991 provision for plant closure costs also included $500,000 before tax ($315,000 net of tax or $.02 per share) for closing facilities at a sporting goods subsidiary and $1,432,000 before tax ($945,000 net of tax or $.06 per share) for reducing the Actava corporate office facilities. The costs related to the planned reduction of corporate office facilities were estimated in 1991 when management made the decision to move out of its corporate office. The Company subleased a portion of its space in 1991 and utilized $300,000 of the original reserve. However, in 1992, it became apparent that the remaining space could not be subleased as anticipated in 1991 and the Company decided to reverse its remaining reserve of approximately $1,100,000 through the provision for plant closure costs and utilize its remaining space until the lease expires in 1995.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Changes in the reserve for plant closure costs are as follows (in thousands):

                                                                                         RECORDED
                                                                                     THROUGH PURCHASE
                                                    CHARGED           CHARGED         ACCOUNTING IN
                                                 TO PROVISION    TO INCOME (LOSS)          THE
                                                   FOR PLANT     FROM DISCONTINUED       YEAR OF
                                                 CLOSURE COSTS      OPERATIONS         ACQUISITION       TOTAL
                                                 -------------   -----------------   ----------------   --------
    Balance at January 1, 1992.................     $ 7,946          $  32,482           $ 15,418       $ 55,846
    Additions for:
      Fixed asset and facility closure costs...          --                 --              1,244          1,244
      Reductions in reserves...................      (1,132)              (374)                --         (1,506)
                                                 -------------   -----------------   ----------------   --------
             Total additions (reductions)......      (1,132)              (374)             1,244           (262)
                                                 -------------   -----------------   ----------------   --------
    Costs incurred(b)..........................      (2,360)           (23,713)           (11,755)       (37,828)
                                                 -------------   -----------------   ----------------   --------
    Balance at December 31, 1992...............       4,454              8,395              4,907         17,756
    Additions for:
      Lease termination costs(a)...............          --              1,475                 --          1,475
      Employee severance & termination of
        benefits(a)............................          --              1,294                 --          1,294
      Fixed asset and facility closure costs...          --              1,327                906          2,233
      Reduction in reserves....................        (865)                --                 --           (865)
                                                 -------------   -----------------   ----------------   --------
             Total additions (reductions)
               net.............................        (865)             4,096                906          4,137
                                                 -------------   -----------------   ----------------   --------
    Costs incurred(b)..........................      (3,589)            (7,437)            (4,432)       (15,458)
                                                 -------------   -----------------   ----------------   --------
    Balance at December 31, 1993...............          --              5,054              1,381          6,435
    Additions for:
      Employee severance & termination of
        benefits(a)............................          --                430                 --            430
      Fixed asset and facility closure costs...          --                500                 --            500
                                                 -------------   -----------------   ----------------   --------
             Total additions (reductions)
               net.............................          --                930                 --            930
                                                 -------------   -----------------   ----------------   --------
    Costs incurred(b)..........................          --             (2,628)              (670)        (3,298)
    Disposal of discontinued operations........          --             (3,356)              (711)        (4,067)
                                                 -------------   -----------------   ----------------   --------
    Balance at December 31, 1994...............     $    --          $      --           $     --       $     --
                                                 ===========     ===============     ==============     =========

---------------

(a) Substantially all amounts accrued require future cash expenditures.
(b) Costs were generally incurred in accordance with line item categories as presented above.

OTHER INCOME -- NET

     Other income net of other (expenses) from continuing operations is summarized as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994      1993      1992
                                                                -------   -------   -------
    Interest and investment income............................  $ 8,415   $ 6,167   $ 5,831
    Miscellaneous income (expense)............................   (3,481)   (7,873)   (1,180)
                                                                -------   -------   -------
                                                                $ 4,934   $(1,706)  $ 4,651
                                                                =======   =======   =======

     Early payment interest credit expense which is the result of cash payments received by Snapper from distributors prior to receivable due dates is included in net miscellaneous income (expense). The early payment interest credit expense was $4,729,000 for 1994, $4,322,000 for 1993 and $2,522,000 for 1992.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

INCOME TAXES

     Income tax expense (benefit) is composed of the following (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                                ----------------------------
                                                                    LIABILITY       DEFERRED
                                                                     METHOD          METHOD
                                                                -----------------   --------
                                                                 1994      1993       1992
                                                                -------   -------   --------
    Continuing operations:
      Current Federal.........................................  $    --   $(1,674)  $ (1,316)
      Current state...........................................       --       239        156
      Deferred federal and state..............................       --        --      2,822
                                                                -------   -------   --------
                                                                $    --   $(1,435)  $  1,662
                                                                =======   =======    =======
    Discontinued operations...................................  $    --   $16,598   $ 21,666
                                                                =======   =======    =======

     Income tax expense (benefit) computed by applying Federal statutory rates to income (loss) before income taxes is reconciled to the actual income tax expense (benefit) as follows (in thousands):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                   LIABILITY        DEFERRED
                                                                    METHOD           METHOD
                                                              -------------------   --------
                                                                1994       1993       1992
                                                              --------   --------   --------
    Continuing operations:
      Computed tax at statutory rates.......................  $ (8,210)  $(18,603)  $    457
      State tax, net of Federal benefit.....................        --        155        103
      Effect of tax rate changes on realization of timing
         differences........................................        --        414        153
      Amortization of goodwill..............................        --         52         51
      Undistributed earnings of majority-owned subsidiary...        --        603        812
      Deferred tax valuation allowance......................     7,398     16,227         --
      Other.................................................       812       (283)        86
                                                              --------   --------   --------
                                                              $     --   $ (1,435)  $  1,662
                                                              ========   ========    =======
    Discontinued operations:
      Computed tax at statutory rates.......................  $(14,243)  $ 11,778   $ 14,769
      State tax, net of Federal benefit.....................        --      2,088      3,000
      Amortization of goodwill..............................        --      3,071      3,184
      Effect of non-tax basis adjustments in connection with
         acquisitions.......................................        --         --        914
      Tax-exempt interest...................................        --        (26)       (80)
      Dividends received deduction..........................        --       (290)        --
      Deferred tax valuation allowance......................     4,124         --         --
      Change due to Qualex sale.............................    10,119         --         --
      Other.................................................        --        (23)      (121)
                                                              --------   --------   --------
                                                              $     --   $ 16,598   $ 21,666
                                                              ========   ========    =======

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Significant components of deferred tax assets and liabilities at December 31, 1994 and 1993, are as follows (in thousands):

                                                        1994                          1993
                                             ---------------------------   ---------------------------
                                             DEFERRED TAX   DEFERRED TAX   DEFERRED TAX   DEFERRED TAX
                                                ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                             ------------   ------------   ------------   ------------
    Net operating loss carryforward........    $ 10,873                      $ 30,383
    Reserves for losses and write-down of
      certain assets.......................      11,306                        14,885
    Reserves for self-insurance............      10,059                        11,781
    Alternative minimum tax credit.........      10,005                         8,805
    Provisions for loss on loans and
      receivables..........................       2,280                         3,509
    Tax amortizable intangible.............          --                         3,145
    State tax accruals.....................         551                         2,676
    Gain on hedge transaction..............          --                         2,609
    Obligation for postretirement
      benefits.............................       1,313                         1,966
    Reserves for plant relocations and
      consolidations.......................          --                         1,541
    Charitable contribution carryforward...          --                         1,053
    Imputed interest on interest-free
      note.................................       1,272
    Investment in equity investee..........       7,805
    Other..................................       3,567       $  1,553          9,726       $  6,670
    Investment in less than 80% owned
      subsidiary...........................          --             --             --         28,832
    Basis differences in fixed assets......          --          5,438             --         29,387
    Purchase of safe harbor lease
      investment...........................          --          9,472             --          9,783
    Undistributed earnings of
      majority-owned subsidiary............          --             --             --          1,282
                                             ------------   ------------   ------------   ------------
    Subtotal...............................      59,031         16,463         92,079         75,954
    Valuation allowance....................      42,568             --         31,611             --
                                             ------------   ------------   ------------   ------------
    Total deferred taxes...................    $ 16,463       $ 16,463       $ 60,468       $ 75,954
                                              =========      =========      =========      =========
    Net deferred taxes.....................                   $     --                      $ 15,486
                                                             =========                     =========

     The components of deferred income tax expense (benefit) for the year ended December 31, 1992 is as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                               1992
                                                                      -----------------------
    Accelerated depreciation........................................          $   643
    Provision for loss on loans and receivables.....................             (281)
    Reserves for losses and write-down of certain assets............            1,030
    Plant closure costs.............................................            1,077
    Undistributed earnings of majority-owned subsidiary.............              547
    Other...........................................................             (194)
                                                                              -------
                                                                              $ 2,822
                                                                      ==================

     Actava has a net operating loss carryforward for Federal income tax purposes of approximately $31,000,000 at December 31, 1994, which will expire in the year 2008. Actava has an alternative minimum tax

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
credit carryforward of approximately $10,000,000, which may be carried forward indefinitely, available to offset regular tax in certain circumstances.

PENSION PLANS

     Actava and its subsidiaries have several noncontributory defined benefit and other pension plans which are "qualified" under Federal tax law and cover substantially all employees. In addition, Actava has a "nonqualified" supplemental retirement plan which provides for the payment of benefits to certain employees in excess of those payable by the qualified plans. Benefits under the qualified and nonqualified plans are based upon the employee's years of service and level of compensation. Actava's funding policy for the qualified plans is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plans' members and to keep the plans actuarially sound. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     The components of net periodic pension costs are as follows (in thousands):

                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                                    1994     1993     1992
                                                                   -------   -----   ------
    Service cost -- benefits earned during the period............  $   536   $ 374   $  705
    Interest cost on projected benefit obligation................    1,074     961    1,015
    Actual return on plan assets.................................     (209)   (996)    (992)
    Net amortization and deferral................................     (753)     76      (31)
                                                                   -------   -----   ------
                                                                   $   648   $ 415   $  697
                                                                   =======   =====   ======

     Assumptions used in the accounting for the defined benefit plans are as follows:

                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                                          ------------------
                                                                          1994   1993   1992
                                                                          ----   ----   ----
    Weighted-average discount rates.....................................   7.1%   7.2%   8.4%
    Rates of increase in compensation levels............................   5.0%   4.7%   6.1%
    Expected long-term rate of return on assets.........................   7.2%   7.6%   8.3%

     The following tables set forth the funded status and amount recognized in the Consolidated Balance Sheets for Actava's defined benefit pension plans (in thousands):

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    PLANS WHOSE ASSETS EXCEED ACCUMULATED BENEFITS
    Actuarial present value of benefit obligations:
      Vested benefit obligations.....................................  $ (3,972)  $ (4,652)
                                                                       ========   ========
      Accumulated benefit obligation.................................  $ (4,360)  $ (5,232)
                                                                       ========   ========
      Projected benefit obligations..................................  $ (4,360)  $ (5,232)
      Plan assets at fair value......................................     5,958      6,296
                                                                       --------   --------
      Funded status -- plan assets in excess of projected benefit
         obligation..................................................  $  1,598   $  1,064
                                                                       ========   ========
    Comprised of:
      Prepaid pension cost...........................................  $    394   $    415
      Unrecognized net gain (loss)...................................       130       (523)
      Unrecognized prior service cost................................       172        187
      Unrecognized net assets at January 1, 1987, net of
         amortization................................................       902        985
                                                                       --------   --------
                                                                       $  1,598   $  1,064
                                                                       ========   ========

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1994       1993
                                                                       --------   --------
    PLANS WHOSE ACCUMULATED BENEFITS EXCEED ASSETS
    Actuarial present value of benefit obligations:
      Vested benefit obligation......................................  $(10,602)  $(21,174)
                                                                       ========   ========
      Accumulated benefit obligation.................................  $(10,711)  $(22,224)
                                                                       ========   ========
      Projected benefit obligation...................................  $(11,421)  $(25,320)
      Plan assets at fair value......................................     6,287     18,615
                                                                       --------   --------
      Funded status -- projected benefit obligation in excess of plan assets......................................................  $ (5,134)  $ (6,705)
                                                                       ========   ========
    Comprised of:
      Accrued pension cost...........................................  $ (3,388)  $ (4,637)
      Unrecognized net (loss)........................................    (1,824)    (2,157)
      Unrecognized prior service cost................................      (199)      (215)
      Unrecognized net obligation at January 1, 1987, net of
         amortization................................................       277        304
                                                                       --------   --------
                                                                       $ (5,134)  $ (6,705)
                                                                       ========   ========

     Substantially all of the plan assets at December 31, 1994 and 1993 are invested in governmental bonds, mutual funds and temporary investments.

     The 1993 amounts for plans whose accumulated benefits exceed assets includes a Qualex retirement plan, which is not included in 1994 due to the sale of Qualex.

     Some of the Company's subsidiaries also have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Contributions from continuing operations of approximately $186,000 in 1994, $400,000 in 1993 and $800,000 in 1992 were made to these plans.

LEASES

     Actava and its subsidiaries are lessees of warehouses, manufacturing facilities and other properties under numerous noncancelable leases.

     Capitalized leased property, which is not significant, is included in property, plant and equipment and other assets.

     Future minimum payments for the capital leases and noncancelable operating leases with initial or remaining terms of one year or more are summarized as follows (in thousands):

                                YEARS ENDING                              OPERATING   CAPITAL
                                DECEMBER 31,                               LEASES     LEASES
    --------------------------------------------------------------------  ---------   -------
    1995................................................................   $   828     $ 151
    1996................................................................       291       151
    1997................................................................       243       151
    1998................................................................       125       151
    1999................................................................        --       100
    Thereafter..........................................................        --        --
                                                                          ---------   -------
    Total minimum lease payments........................................   $ 1,487       704
                                                                           =======
    Less amounts representing interest..................................                (157)
                                                                                      -------
    Present value of net minimum lease payments.........................               $ 547
                                                                                       =====

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

     Rental expense charged to continuing operations for all operating leases was $5,849,000, $4,641,000 and $3,454,000 for the years ended December 31, 1994,
1993 and 1992, respectively.

     Certain noncancelable leases have renewal options for up to 10 years, and generally, related real estate taxes, insurance and maintenance expenses are obligations of Actava. Certain leases have escalation clauses which provide for increases in annual rentals in certain circumstances.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards Number 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

  Cash and Cash Equivalents, Receivables, Notes Receivable and Accounts Payable

     The carrying amounts reported in the balance sheet for cash and cash equivalents, receivables, notes receivable and accounts payable approximate fair values.

  Short-term Investments

     For short-term investments, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes. See "Investments" for fair values on investment securities.

  Long-term and Subordinated Debt

     For long-term and subordinated debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See "Notes Payable and Long-term Debt" for fair values of long-term and subordinated debt.

LITIGATION

     In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc., which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, ordering the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger or acquisition

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
candidate. These three suits were consolidated on May 1, 1991 into a lawsuit captioned In re Fuqua Industries, Inc. Shareholders litigation, Civil Action No. 11974. While these actions are in their discovery stages, management currently believes the actions will not materially affect the operations or financial position of Actava.

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

     On September 23, 1994, a stockholder of the Company filed a class action lawsuit against the Company and each of its directors seeking to block the Proposed Metromedia Transaction. The lawsuit was filed in the Chancery Court for New Castle County, Delaware and is styled James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Pension Plan Trust v. John D. Phillips, et. al., Civil Action No. 13765. The Company and its directors were served with this lawsuit on September 28, 1994. The complaint alleges that the terms of the Proposed Metromedia Transaction constitute an overpayment for the assets being acquired and as a result would result in a waste of the Company's assets. The complaint further alleges that the directors of the Company would be breaching their fiduciary duties to the Company's stockholders by approving the Proposed Metromedia Transaction and that the transaction would result in a change of voting control without giving stockholders an opportunity to maximize their investment and the current stockholders of the Company would suffer a dramatic dilution of their voting rights. The Company and its directors have filed a motion to dismiss this lawsuit. The stockholder who filed the lawsuit has not responded to the motion to dismiss. Management believes that the allegations contained in the complaint are without merit for a variety of reasons, including the fact that the Company has not entered into a definitive agreement with respect to the Proposed Metromedia Transaction and the Proposed Metromedia Transaction has not been approved by the Board of Directors of the Company.

     Actava is a defendant in various other legal proceedings. Except as noted above, however, Actava is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of Actava.

CONTINGENT LIABILITIES AND COMMITMENTS

     Actava, on behalf of its Snapper division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1994 and 1993, there were approximately $29,449,000 and $23,000,000, respectively, outstanding under these floor plan financing arrangements.

     Actava is contingently liable under various guarantees of debt totaling approximately $6,000,000. The debt is primarily Industrial Revenue Bonds which were issued to finance the manufacturing facilities and equipment of subsidiaries disposed of prior to 1994, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees or bank letters of credit to support Actava's contingent obligations. There are no material defaults on the debt agreements.

     Actava is contingently liable under various real estate leases of subsidiaries sold prior to 1994. The total future payments under these leases, including real estate taxes, is estimated to be approximately $3,400,000. The leased properties generally have financially sound subleases.

     In January 1992, Qualex entered into an agreement whereby it sold an undivided interest in a designated pool of trade accounts receivable on an ongoing basis. The maximum allowable amount of receivables to be sold, initially set at $50,00,000, was increased to $75,000,000 in August 1992. As collections reduced the pool of sold accounts receivable, Qualex sold participating interests in new receivables to bring the amount sold up to the desired level. At December 31, 1993, the uncollected balance of receivables sold amounted to $60,000,000. The proceeds were reported as discontinued operations in the statement of cash flows and a reduction of receivables in Qualex's balance sheet. Total proceeds received by Qualex during the year were $519,000,000 for 1993. There has been no adjustment to the allowance for doubtful accounts because Qualex retained substantially the same risk of credit loss as if the receivables had not been sold. Qualex paid fees based on the purchaser's level of investment and borrowing costs. During 1993 and 1992, Qualex recorded $2,200,000 and $1,100,000, respectively, of these fees as other expenses in discontinued operations.

     Through the date of sale, Qualex had a supply contract with Kodak for the purchase of sensitized photographic paper and purchased substantially all of the chemicals used in photoprocessing from Kodak. Qualex also purchased various other production materials and equipment from Kodak.

     Former subsidiaries of the Company handled and stored various materials in the normal course of business that have been classified as hazardous by various Federal, state and local regulatory agencies and for which the Company may be liable. As of December 31, 1994, the Company is continuing to participate in testing or to conduct tests at these sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

     At December 31, 1994, approximately $5,000,000 of Actava's cash was pledged to secure a Snapper credit line and approximately $12,000,000 of cash and short-term investments were pledged to support outstanding letters of credit.

     Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. At December 31, 1994, non-cancelable commitments under these agreements amounted to approximately $16,800,000.

SEGMENT INFORMATION

     A description of Actava's segments is presented in the "Operating Segments" section of Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional segment information as of and for the three years ended December 31, 1994 is presented in the tables captioned "Segment Performance" and "Other Segment Data" which are included in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                  SUMMARY OF QUARTERLY EARNINGS AND DIVIDENDS

                                                                 QUARTERS ENDED IN 1994
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Sales.............................................  $155,271   $123,943   $124,497   $148,117
Gross Profit..........................................    27,200     18,526     18,786     26,141
Income (loss) from continuing operations..............    (8,090)   (10,173)    (5,266)        73
Income (loss) from discontinued operations............    (4,583)   (36,110)        --         --
Extraordinary item....................................        --         --         --     (1,601)
                                                        --------   --------   --------   --------
Net (loss)(a).........................................  $(12,673)  $(46,283)  $ (5,266)  $ (1,528)
                                                        ========   ========   ========   ========
Earnings (loss) per share:
Income (loss) from continuing operations..............  $   (.46)  $   (.56)  $   (.29)  $     --
Income (loss) from discontinued operations............      (.26)     (1.98)        --         --
Extraordinary item....................................        --         --         --       (.09)
                                                        --------   --------   --------   --------
Net (loss)............................................  $   (.72)  $  (2.54)  $   (.29)  $   (.09)
                                                        ========   ========   ========   ========
Cash Dividends........................................  $     --   $     --   $     --   $     --

                                                                 QUARTERS ENDED IN 1993
                                                        -----------------------------------------
                                                        MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                                                        --------   --------   --------   --------
                                                         (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                                       (RESTATED)
Net Sales.............................................  $ 99,701   $112,753   $113,746   $139,612
Gross Profit..........................................    20,770     21,210     12,955      9,406
Income (loss) from continuing operations..............    (1,340)    (3,669)   (16,283)   (30,424)
Income (loss) from discontinued operations............    (1,860)     3,712      7,236       (562)
Cumulative effect of change in accounting principle...    (4,404)        --         --         --
                                                        --------   --------   --------   --------
Net income (loss)(a)(b)(c)............................  $ (7,604)  $     43   $ (9,047)  $(30,986)
                                                        ========   ========   ========   ========
Earnings (loss) per share:
Income (loss) from continuing operations..............  $   (.08)  $   (.22)  $   (.92)  $  (1.73)
Income (loss) from discontinued operations............      (.11)       .22        .41       (.03)
Cumulative effect of change in accounting principle...      (.27)        --         --         --
                                                        --------   --------   --------   --------
Net income (loss).....................................  $   (.46)  $     --   $   (.51)  $  (1.76)
                                                        ========   ========   ========   ========
Cash dividends........................................  $    .09   $    .09   $    .09   $    .09

---------------

(a) Actava's lawn and garden division estimates certain sales related expenses for the year and charges these expenses to income based upon estimated sales for the year. Sales and expenses for 1994 were different than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net loss would have decreased in the first and third quarters by $2,205,000 and $1,315,000, respectively, and increased in the second and fourth quarters by $1,025,000 and $2,495,000, respectively. Sales and expenses for the year were also different in 1993 than estimated in the first three quarters. If the expenses had been charged to income based upon actual sales for the year, net loss would have increased in the first and second quarters by $4,500,000 and $7,450,000, respectively, and decreased in the third and fourth quarters by $1,750,000 and $10,200,000, respectively.
(b) During the fourth quarter of 1993, Actava's lawn and garden division revised its estimate of accrued product warranty expense to reflect an increase in the amount of future warranty cost to be incurred due to increased warranty claims. This change in accounting estimate resulted in an increase in the net loss for the fourth quarter of approximately $4,000,000.

(c) During the fourth quarter of 1993, Actava increased its valuation allowance for an investment in a real estate development from $1,425,000 to $4,425,000, due to an accelerated plan for disposition. This change in estimate resulted in an increase in the net loss for the fourth quarter of approximately $3,000,000.

                See Notes to Consolidated Financial Statements.

                             THE ACTAVA GROUP INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1994

                                   ITEM 14(D)

                         FINANCIAL STATEMENT SCHEDULES

ITEM 14(D)

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

            COL. A                 COL. B                  COL. C                    COL. D            COL. E
-------------------------------  -----------   ------------------------------     ------------     --------------
                                                   ADDITIONS (REDUCTIONS)
                                               ------------------------------
                                 BALANCE AT    CHARGED TO       CHARGED TO
                                  BEGINNING     COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    BALANCE AT END
          DESCRIPTION             OF PERIOD     EXPENSES         DESCRIBE           DESCRIBE         OF PERIOD
-------------------------------  -----------   -----------   ----------------     ------------     --------------
Year ended December 31, 1994:
  Allowances for doubtful                                                         $ 3,945,000 A
    accounts, etc. (deducted                                                      $   354,000 B
    from current receivables...  $10,227,000   $ 3,204,000      $1,182,000G       $ 3,463,000 F     $  6,851,000
                                 ============  ============  ================     =============    ==============
  Allowances for doubtful
    accounts, etc. (deducted                                                      $ 1,717,000 A
    from non-current notes                                                        $  (547,000)B
    receivable)................  $ 3,988,000   $        --      $       --        $ 2,818,000 F     $         --
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).......  $ 2,152,000   $    (1,000)     $  895,000B       $   459,000 E     $  2,587,000
                                 ============  ============  ================     =============    ==============
  Reserve for obsolete and
    excess inventory (included                                                    $ 2,064,000 E
    in inventories)............  $ 1,967,000   $ 3,701,000      $       --        $ 2,986,000 F     $    618,000
                                 ============  ============  ================     =============    ==============
  Reserve for relocation and
    consolidation of facilities
    (included in current                                                          $ 3,298,000 D
    liabilities)...............  $ 6,435,000   $   930,000      $       --        $ 4,067,000 F     $         --
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities)...............  $ 4,245,000   $        --      $       --        $        --       $  4,245,000
                                 ============  ============  ================     =============    ==============

            COL. A                 COL. B                  COL. C                    COL. D            COL. E
-------------------------------  -----------   ------------------------------     ------------     --------------
                                                   ADDITIONS (REDUCTIONS)
                                               ------------------------------
                                 BALANCE AT    CHARGED TO       CHARGED TO
                                  BEGINNING     COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    BALANCE AT END
          DESCRIPTION             OF PERIOD     EXPENSES         DESCRIBE           DESCRIBE         OF PERIOD
-------------------------------  -----------   -----------   ----------------     ------------     --------------
Year ended December 31, 1993:
  Allowances for doubtful
    accounts etc. (deducted                                                       $ 9,123,000 A
    from current                                                                  $ 1,318,000 B
    receivables)...............  $12,805,000   $ 4,657,000      $2,601,000G       $  (605,000)C     $ 10,227,000
                                 ============  ============  ================     =============    ==============
  Allowances for doubtful
    accounts, etc. (deducted
    from non-current notes                                                        $ 1,054,000 A
    receivable)................  $ 3,104,000   $     4,000      $       --        $(1,934,000)B     $  3,988,000
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).......  $ 2,418,000   $        --      $       --        $   266,000 E     $  2,152,000
                                 ============  ============  ================     =============    ==============
  Reserve for obsolete and
    excess inventory (included
    in inventories)............  $ 1,206,000   $   647,000      $4,909,000C       $ 4,795,000 A     $  1,967,000
                                 ============  ============  ================     =============    ==============
  Reserve for relocation and
    consolidation of facilities
    (included in current                                                          $ 2,712,000 B
    liabilities)...............  $13,168,000   $ 3,231,000      $       --        $ 7,252,000 D     $  6,435,000
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities)...............  $ 1,245,000   $ 3,000,000      $       --        $        --       $  4,245,000
                                 ============  ============  ================     =============    ==============

            COL. A                 COL. B                  COL. C                    COL. D            COL. E
-------------------------------  -----------   ------------------------------     ------------     --------------
                                                   ADDITIONS (REDUCTIONS)
                                               ------------------------------
                                 BALANCE AT    CHARGED TO       CHARGED TO
                                  BEGINNING     COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    BALANCE AT END
          DESCRIPTION             OF PERIOD     EXPENSES         DESCRIBE           DESCRIBE         OF PERIOD
-------------------------------  -----------   -----------   ----------------     ------------     --------------
Year ended December 31, 1992:
  Allowances for doubtful
    accounts etc. (deducted
    from current                                                                  $ 3,900,000 A
    receivables)...............  $13,953,000   $ 3,153,000      $1,056,000G       $ 1,457,000 B     $ 12,805,000
                                 ============  ============  ================     =============    ==============
  Allowances for doubtful
    accounts, etc. (deducted
    from non-current notes                                      $1,457,000B
    receivable)................  $ 3,590,000   $  (212,000)     $ (578,000)G      $ 1,153,000 B     $  3,104,000
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sales of
    subsidiaries (included in
    current liabilities).......  $ 3,268,000   $        --      $       --        $   850,000 A     $  2,418,000
                                 ============  ============  ================     =============    ==============
  Reserve for obsolete and
    excess inventory (included
    in inventories)............  $ 1,397,000   $        --      $       --        $   191,000 A     $  1,206,000
                                 ============  ============  ================     =============    ==============
  Reserve for relocation and
    consolidation of facilities
    (included in current
    liabilities)...............  $40,747,000   $(1,506,000)     $       --        $26,073,000 D     $ 13,168,000
                                 ============  ============  ================     =============    ==============
  Reserve for loss on sale of
    partnership interest
    (included in current
    liabilities)...............  $ 1,500,000   $        --      $       --        $   255,000 E     $  1,245,000
                                 ============  ============  ================     =============    ==============

---------------

A -- Uncollectible accounts charged off -- net of recoveries.
B -- Reclassifications and other changes.
C -- Acquisition of business.
D -- Costs incurred in consolidation of facilities.
E -- Costs incurred.
F -- Businesses sold.
G -- Charged to discontinued operations.

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
-----------        ----------------------------------------------------------------------------
4(g)(i)       --   Finance and Security Agreement, dated as of October 30, 1992, with respect to a revolving credit facility of up to $100 million, between Actava and ITT
                   Commercial Finance Corp.
4(g)(ii)      --   Amendment, dated as of September 27, 1993, to Finance and Security
                   Agreement, dated as of October 30, 1992, with respect a revolving credit facility of up to $100 million, between Actava and ITT Commercial Finance
                   Corp.

4(g)(iii)     --   Amendment, dated as of March 29, 1994, to Finance and Security Agreement,
                   dated as of October 30, 1992, with respect to a revolving credit facility of up to $100 million, between Actava and ITT Commercial Finance Corp.

4(g)(iv)      --   Amendment, dated as of April 15, 1994, to Finance and Security Agreement,
                   dated as of October 30, 1992, with respect a revolving credit facility of up to $100 million, between Actava and ITT Commercial Finance Corp.

4(g)(v)       --   Amendment, dated as of September 23, 1994, to Finance and Security
                   Agreement, dated as of October 30, 1992, with respect to a revolving credit facility of up to $100 million, between Actava and ITT Commercial Finance
                   Corp.

10(r)(i)      --   Shareholders Agreement dated as of December 6, 1994 among Actava,
                   Roadmaster, Henry Fong and Edward Shake

10(r)(ii)     --   Registration Rights Agreement dated as of December 6, 1994 between Actava and Roadmaster

10(r)(iii)    --   Environmental Indemnity Agreement dated as of December 6, 1994 between
                   Actava and Roadmaster

10(s)         --   Lease Agreement dated October 21, 1994 between JDP Aircraft II, Inc. and
                   Actava

11            --   Statement of computation of earnings per share

21            --   Subsidiaries of Actava

23            --   Consent of Ernst & Young

24            --   Powers-of-Attorney

27            --   Financial Data Schedule