Form 10-K/A
period 1994-12-31
ACTAVA GROUP INC
filed 1995-04-28
CIK 39547

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549




                                  FORM 10-K/A

                                AMENDMENT NO. 1





         (MARK ONE)

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM



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

                            -----------------------




================================================================================

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information concerning the executive officers of The Actava Group Inc. (the "Company") is set forth in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

MEMBERS OF THE BOARD OF DIRECTORS

         The following is a brief description of the business experience for at least the past five years of the current members of the Board of Directors of the Company:

         JOHN E. ADERHOLD, age 69, has been Chairman of Winter Properties, Inc., a real estate development company, since May 1994. From December 1992 until May 1994, Mr. Aderhold served as Co-Chairman of the Corporation of Olympic Development in Atlanta ("CODA"). He served as Vice Chairman of and a consultant to Intermet Corporation (the foundry division) headquartered in Atlanta, Georgia from March 1992 until he joined CODA in December 1992. From 1967 until joining Intermet, Mr. Aderhold served as President, and in 1989 became Chairman and Chief Executive Officer, of the Rayloc Division of Genuine Parts Company. He is currently a director of Aaron Rents, Inc., American Business Products, Fredrica Bank & Trust Company, and Lanier Bank & Trust Company. Mr. Aderhold has served as a director of the Company since January 18, 1993, and is Chairman of the Company's Audit Committee and a member of the Compensation Committee.

         MICHAEL E. CAHR, age 55, is President and Chief Executive Officer of Allscrips Pharmaceuticals, Inc., a privately-owned company engaged in the distribution of pharmaceutical products. He has served in this position since June 1994. Between 1987 and June 1994, Mr. Cahr served as Venture Group Manager for Allstate Venture Capital, a division of Allstate Insurance Company. He is also a director of Triton Group Ltd., LifeCell Corporation, Optek Technologies, Inc., and several privately owned companies. Mr. Cahr was elected to the Board of Directors of the Company on March 15, 1994 and is a member of the Audit Committee.

         JOHN M. DARDEN, III, age 55, is Chairman and Chief Executive Officer of Sands & Company, Inc. ("Sands"), a privately-held company in the food service business headquartered in Atlanta, Georgia. Mr. Darden joined Sands in 1961 and has served in his current position since 1970. He is Chairman of the Company's Compensation Committee and is a member of the Audit Committee. Mr. Darden has served as a director of the Company since March 16, 1992.

         JOHN P. IMLAY, JR., age 58, has served since 1990 as Chairman of Dun & Bradstreet Software Services, Inc., an application software company located in Atlanta, Georgia. Mr. Imlay is the former Chairman of Management Science America, a mainframe applications software company which he founded in the 1960's. Management Science America was acquired by Dun & Bradstreet Software Services, Inc. in 1990. Mr. Imlay is also a director of the Atlanta Falcons, a National Football League team, and The Gartner Group. Mr. Imlay is a member of the Compensation Committee. He has served as a director of the Company since January 18, 1993.

         CLARK A. JOHNSON, age 64, has been a director of the Company since April 27, 1990. He has served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, since March 1984. Mr. Johnson is a director of Albertson's Inc., Anacomp, Inc., Heritage Media Corporation, InterTAN, Inc., and Pier 1 Imports, Inc. He is a member of the Company's Executive Committee.

         ANTHONY F. KOPP, age 62, has been President and Chief Executive Officer of Newport Development Corporation since November 1985. Newport Development Corporation, located in Orlando, Florida, owns and operates mobile home parks in the Orlando area and maintains an equipment leasing division. He has been a director of the Company since February 1991 and is a member of the Audit Committee.

         RICHARD NEVINS, age 47, is President of Richard Nevins & Associates, a financial advisory firm founded by Mr. Nevins in January 1992. From 1990 until January 1992, Mr. Nevins was a Managing Director at Smith, Barney, Harris, Upham & Co., Inc. He is a director of Fruehauf Trailer Corporation and Ampex Corporation. Mr. Nevins was elected to the Company's Board of Directors on July 19, 1993 and is a member of the Executive Committee and the Compensation Committee.

         JOHN D. PHILLIPS, age 52, was elected President and Chief Executive Officer of the Company on April 19, 1994. He was also elected to the Board of Directors of the Company and to the Executive Committee on the same date. Mr. Phillips served as Chief Executive Officer of Resurgens Communications Group, Inc. ("Resurgens") from May 1989 until Resurgens was merged with Metromedia Communications Corporation and LDDS Communications, Inc. in September 1993. Mr. Phillips served as President and Chief Operating Officer of Advanced Telecommunications Corporation from June 1985 until October 1988. He is a director of Restor Industries, Inc. and Roadmaster Industries, Inc. Mr. Phillips and the Company are parties to an Employment Agreement containing the terms of Mr. Phillips' employment by the Company. See "AGREEMENT WITH JOHN D. PHILLIPS."

         CARL E. SANDERS, age 69, is engaged in the private practice of law as the Chairman of Troutman Sanders, a law firm located in Atlanta, Georgia. He has been a director of the Company since 1967, except for a one-year period from April 1970 to April 1971. Mr. Sanders is a former Governor of the State of Georgia and is a director of Carmike Cinemas, Inc., Norrell Corporation, Healthdyne, Inc., and Roadmaster Industries, Inc. Mr. Sanders is Chairman of the Company's Executive Committee.

         Triton Group Ltd. ("Triton") owns approximately 25.5% of the outstanding shares of the Company's Common Stock. The Company and Triton are parties to an Amended and Restated Stockholder Agreement dated as of June 25, 1993 (the "Stockholder Agreement") pursuant to which the Company and Triton agreed that the Board of Directors of the Company would consist of not more than nine directors, two of whom shall be designated by Triton. Two of the individuals currently serving on the Board of Directors were designated by Triton. They are Mr. Nevins, who was elected to the Board of Directors on July 19, 1993, and Mr. Cahr, who was elected to the Board of Directors on March 15, 1994. In addition, under the Stockholder Agreement, Triton has agreed to vote in favor of the Company's nominees for the Board of Directors as long as any amount remains outstanding under a loan made by the Company to Triton. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

CERTAIN LEGAL PROCEEDINGS

         Certain members of the Board of Directors of the Company are defendants in a lawsuit pending since 1991 in the Chancery Court for New Castle County, Delaware under the style In re Fuqua Industries, Inc. Shareholder Litigation, Civil Action No. 11974. In addition, all of the current members of the Board of Directors are defendants in a lawsuit filed on September 23, 1994 in the Chancery Court for New Castle County, Delaware under the style James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Pension Plan Trust v. John D. Phillips, et al., Civil Action No. 13765. For a description of these lawsuits, see Item 3 of Part 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended December 31, 1994, except that Mr. Aderhold failed to file timely reports with respect to his purchase of (i) 1,000 shares of the Company's Common Stock in March 1994, (ii) 620 shares of the Company's Common Stock in May 1994, and (iii) 1,000 shares of the Company's Common Stock in September 1994.

ITEM 11.         EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the compensation paid to or accrued for each named executive officer for services rendered to the Company and its subsidiaries during the fiscal years ending December 31, 1992, 1993 and 1994:

                                                  SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                                     -----------------------
                                                    ANNUAL COMPENSATION                       AWARDS
                                      ---------------------------------------------          --------
                                                                                            NUMBER OF
                                                                       OTHER                SECURITIES
     NAME AND                                                          ANNUAL               UNDERLYING           ALL OTHER
PRINCIPAL POSITION            YEAR    SALARY ($)     BONUS ($)   COMPENSATION($)(1)     STOCK OPTIONS (#)   COMPENSATION ($)(2)
- ------------------            ----    ----------     ---------   ------------------     -----------------   -------------------
John D. Phillips(3)          1994(4)   $438,289       $438,289            --                 300,000             $13,336
  President and Chief
  Executive Officer

Frederick B.                 1994      $274,992       $165,000            --                  95,000             $ 4,435
  Beilstein, III             1993      $269,783       $ 41,250            --                  19,100             $ 4,390
  Senior Vice                1992      $257,797       $ 44,625            --                  20,000             $ 4,344
  President,
  Treasurer and Chief
  Financial Officer

Walter M.  Grant             1994      $237,500       $142,500            --                  95,000             $12,623
  Senior Vice                1993(5)   $110,048       $ 16,875            --                  20,000             $44,645
  President,
  General Counsel
  and Secretary

W. Tod Chmar                 1994(4)   $164,801       $ 98,881            --                  70,000             $ 6,866
  Senior Vice President

Charles R.                   1994      $624,984          -0-              --                  50,000             $33,572
  Scott(6)                   1993      $624,984       $ 93,750            --                  45,500             $46,975
  Former President           1992      $624,984       $ 75,000            --                  40,000             $25,770
  and Chief
  Executive Officer

- ---------------

         (1) The Company provides perquisites and other personal benefits to the executive officers of the Company. The value of the perquisites and benefits provided to each executive officer during 1992, 1993 and 1994 did not exceed the lesser of $50,000 or 10% of such officer's salary plus annual bonus.

         (2) The amounts in this column include (i) premium payments paid by the Company on behalf of its executive officers under life insurance policies providing death benefits to the designated beneficiaries of the executive officers, (ii) a payment of $13,336 made by the Company to Mr. Phillips in 1994 in lieu of his participation in the life insurance programs maintained by the Company for its executive officers, (iii) matching contributions made by the Company under its Employees Stock Purchase Plan totaling $4,917 in 1992 for the benefit of Mr. Scott, $8,000 and $3,333 in 1993 for the benefit of Messrs. Scott and Grant, respectively, and $8,000, $5,000 and $4,582 in 1994 for the benefit of Messrs. Scott, Grant, and Chmar, respectively, (iv) matching contributions of $2,310 made by the Company in 1994 for the benefit of Mr. Grant under a 401(k) savings plan sponsored by a subsidiary of the Company, and (v) relocation allowances of $15,845 and $40,000 provided by the Company to Mr. Scott and Mr. Grant, respectively, in 1993. Under the Company's group universal life insurance program, each of the Company's executive officers is entitled to own $500,000 of universal life insurance on which the Company pays the premiums. The Company made premium payments of (i) $12,180 in each of the years 1992, 1993 and 1994 on behalf of Mr. Scott, (ii) $4,200 in each of the years 1992, 1993 and 1994 on behalf of Mr. Beilstein, (iii) $1,312 in 1993 and $5,080 in 1994 on behalf of Mr. Grant, and (iv) $2,159 in 1994 on behalf of Mr. Chmar. In addition to the universal life insurance program, the Company also made premium payments for term life insurance policies of (i) $8,673 in 1992, $10,950 in 1993, and $13,392 in 1994 on behalf of Mr. Scott, (ii) $144 in 1992, $190 in
1993, and $235 in 1994 on behalf of Mr. Beilstein, (iii) $233 in 1994 on behalf of Mr. Grant, and (iv) $125 in 1994 on behalf of Mr. Chmar.

         (3) Mr. Phillips was elected President and Chief Executive Officer of the Company on April 19, 1994. See "AGREEMENT WITH JOHN D. PHILLIPS."

         (4) The amounts shown for 1994 reflect less than a full year of compensation for Messrs. Phillips and Chmar, both of whom were employed by the Company on April 19, 1994.

         (5) The amounts shown for 1993 reflect less than a full year of compensation for Mr. Grant, who was employed by the Company on July 6, 1993.

         (6) Mr. Scott served as President and Chief Executive Officer of the Company from February 1991 until April 19, 1994. He resigned as President and Chief Executive Officer and as a director of the Company on April 19, 1994 but continued to serve as a Senior Officer of the Company at the same salary until December 31, 1994. See "AGREEMENT WITH CHARLES R. SCOTT."


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         The following table contains information concerning stock options and limited stock appreciation rights ("SARs") granted by the Company during the fiscal year ended December 31, 1994:

                                                OPTION AND SAR GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                                                                         OF STOCK PRICE APPRECIATION
                                     INDIVIDUAL GRANTS                                         FOR OPTION TERM
- ---------------------------------------------------------------------------------------  ---------------------------
                (A)                      (B)           (C)          (D)         (E)          (F)             (G)
                                                   % OF TOTAL
                                      NUMBER OF     OPTIONS/
                                     SECURITIES       SARS
                                     UNDERLYING    GRANTED TO    EXERCISE
                                      OPTIONS/      EMPLOYEES     OR BASE
                                        SARS        IN FISCAL      PRICE    EXPIRATION
                                     GRANTED(#)       YEAR        ($/SH)       DATE        5%($)(1)       10%($)(1)
                                     ----------    ----------    --------   ----------     --------       ---------
John D. Phillips(2)                    300,000         43%        $6.3750     4/18/01      778,500        1,814,400
Frederick B.  Beilstein, III(3)         25,000          4%        $8.3125     1/18/04      130,700          331,200
                                        70,000         10%        $8.6875      6/2/04      382,480          969,220
Walter M.  Grant(3)                     25,000          4%        $8.3125     1/18/04      130,700          331,200
                                        70,000         10%        $8.6875      6/2/04      382,480          969,220
W. Tod Chmar(3)                         70,000         10%        $8.6875      6/2/04      382,480          969,220
Charles R. Scott(4)                     50,000          7%        $8.3125    12/31/96      261,400          662,400

- ---------------

    (1) The total value of all outstanding shares of the Company's Common Stock, based on the last sale price on the New York Stock Exchange on April 25, 1995 of $9.375, was $162.4 million. If the Common Stock appreciates to the potential realizable values shown in the table, the value of the Company's Common Stock held by all stockholders will increase by $82.8 million and $228 million, respectively, from April 25, 1995 through June 2, 2004. There can be no assurance that such increases in value will occur.

    (2) The options for Mr. Phillips were granted in connection with his employment as President and Chief Executive Officer of the Company on April 19, 1994. The exercise price for these options represents the last sale price of the Company's Common Stock on the New York Stock Exchange on April 11, 1994, the day before the Company announced that it had received an investment proposal from Mr. Phillips. The options are fully vested and may be exercised in whole or in part at any time on or prior to the expiration date of the options on April 18, 2001. Subject to certain limitations relating to compliance with the securities laws, the options are transferable in whole or in part by Mr. Phillips. Moreover, the options will not be affected by any change in the employment status of Mr. Phillips. The purchase price of the shares subject to the options may be paid (i) in cash, or (ii) by check payable to the Company. If any amount is payable by the Company for income tax withholding upon exercise of the options, the number of shares of the Company's Common Stock delivered to the exercising holder of the options will be appropriately reduced to reimburse the Company for such amount unless such holder has deposited such amount in cash with the Company. See "AGREEMENT WITH JOHN D. PHILLIPS."

    (3) The options for Messrs. Beilstein, Grant, Chmar and Scott were granted under the Company's 1989 Stock Option Plan. The exercise price of each option was equal to the market price on the date of grant. Each option becomes exercisable in cumulative increments of 25% of the total number of shares subject to the option six months from the date of grant and on the first, second, and third anniversaries of the date of grant. The options each have a term of ten years from the date of grant and are not transferrable otherwise than by will or the laws of descent and distribution. Except as provided in each of the option agreements, the options may not be exercised unless the optionee continues to be employed by the Company or one of its affiliates or subsidiaries. In the event of the termination of employment of any of the optionees that is either (i) for "cause" (as defined in each of the option agreements) or (ii) voluntary on the part of such optionee and without the written consent of the Company, any options granted to such optionee, to the extent not theretofore exercised, shall forthwith terminate. The purchase price of the shares subject to these options may be paid (i) in cash, (ii) by check payable to the Company,

(iii) through the surrender of previously owned shares of the Company's Common Stock, or (iv) by surrendering a portion of any such option equal to the difference between the fair market value of the stock and the option exercise price. The optionees may also elect to have a portion of the shares subject to any such option withheld by the Company to meet any income tax withholding payments that may be due in connection with any option exercise.

    (4) The options for Mr. Scott were granted under the Company's 1989 Stock Option Plan while Mr. Scott was serving as President and Chief Executive Officer of the Company. In connection with his resignation as President and Chief Executive Officer of the Company, the Board of Directors of the Company agreed that all options previously granted by the Company to Mr. Scott would become fully vested and exercisable as of December 31, 1994 and would expire on December 31, 1996. See "AGREEMENT WITH CHARLES R. SCOTT."

OPTION AND SAR EXERCISES AND HOLDINGS

        The following table sets forth information with respect to the named executive officers concerning the exercise of options or SARs during the last fiscal year and the number of unexercised options and SARs held as of the end of the fiscal year.

                                                          FY End Value -- $9.125

                                   AGGREGATED OPTION AND SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                                     YEAR-END OPTION AND SAR VALUES

                                                                                                    VALUE OF UNEXERCISED IN
                                                                  NUMBER OF SECURITIES UNDERLYING          THE MONEY
                                               VALUE REALIZED($)     UNEXERCISED OPTIONS/SARS        OPTIONS/SARS AT FISCAL
                                   SHARES      (MARKET PRICE AT        AT FISCAL YEAR END(#)               YEAR END($)
                                  ACQUIRED       EXERCISE LESS      --------------------------     -------------------------
             NAME              ON EXERCISE(#)   EXERCISE PRICE)     EXERCISABLE  UNEXERCISABLE     EXERCISABLE UNEXERCISABLE
             ----              --------------   ---------------     -----------  -------------     ----------- -------------
John D. Phillips                     -0-              -0-             300,000         -0-            $825,000       -0-
Frederick B. Beilstein, III          -0-              -0-              59,550        89,550          $ 12,734     $38,203
Walter M. Grant                      -0-              -0-              33,750        81,250          $ 15,234     $40,703
W. Tod Chmar                         -0-              -0-              17,500        52,500          $  7,656     $22,969
Charles R. Scott                     -0-              -0-             135,500         -0-            $ 40,625       -0-

PENSION PLANS

         The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Company's qualified defined benefit pension plan and nonqualified supplemental pension plan based on remuneration that is covered under the plans and based on the participant's years of service with the Company and its subsidiaries. The Company's nonqualified supplemental pension plan provides benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits and provides certain other supplemental pension benefits to certain of the Company's executive officers and highly compensated employees.

                                             PENSION PLAN TABLE

                                              YEARS OF SERVICE

 REMUNERATION          15                 20                   25                 30               40 OR MORE
 ------------       --------           --------             --------           --------            ----------
   $125,000         $ 37,500           $ 50,000             $ 56,250           $ 62,500             $ 75,000
    150,000           45,000             60,000               67,500             75,000               90,000
    175,000           52,500             70,000               78,750             87,500              105,000
    200,000           60,000             80,000               90,000            100,000              120,000
    225,000           67,500             90,000              101,250            112,500              135,000
    250,000           75,000            100,000              112,500            125,000              150,000
    300,000           90,000            120,000              135,000            150,000              180,000
    400,000          120,000            160,000              180,000            200,000              240,000
    450,000          135,000            180,000              202,500            225,000              270,000
    500,000          150,000            200,000              225,000            250,000              300,000
    600,000          180,000            240,000              270,000            300,000              360,000
    700,000          210,000            280,000              315,000            350,000              420,000
    800,000          240,000            320,000              360,000            400,000              480,000
    900,000          270,000            360,000              405,000            450,000              540,000

         A participant's compensation covered by the Company's pension plan and supplemental pension plan is his or her average annual compensation for the five calendar plan years during the last ten years of the participant's career for which such average is the highest or, in the case of a participant who has been employed for less than five full calendar years, the period of his or her employment with the Company and its subsidiaries ("covered compensation"). A participant's covered compensation generally means the total taxable compensation required to be reported on the participant's Form W-2 for income tax purposes, except that this amount (excluding bonuses) is annualized for periods covering less than a full calendar year. This amount for the named executive officers as of the end of the last calendar year is: Mr. Phillips:
$657,600; Mr. Beilstein: $332,900; Mr. Grant: $263,500; Mr. Chmar: $246,400;
Mr. Scott: $764,800. The estimated years of service for each named executive as of February 28, 1995 is as follows: Mr. Phillips: zero years; Mr. Beilstein: three years; Mr. Grant: one year; Mr. Chmar: zero years; Mr. Scott: four years. Benefits shown are computed as a straight life annuity beginning at age 62. Generally, a participant earns retirement benefits at the rate of 2% of his covered compensation for the first 20 years of service and 1% for each additional 20 years of service. In 1992, the supplemental pension plan was amended to provide that participants over the age of 62 who have not otherwise reached the maximum benefit would earn benefits at the rate of 5% of covered compensation for each year of service after age 62. Participants become vested in their retirement benefits after completing at least five years of service or attaining age 50 or upon retirement after age 62 with at least one year of service. Based on these provisions and the number of years of service completed, none of Messrs. Phillips, Beilstein, Grant or Chmar had a vested retirement benefit as of February 28, 1995. The annual vested retirement benefit for Mr. Scott as of February 28, 1995 was $143,256. A participant's covered compensation for purposes of the pension plan differs from compensation reported in the Summary Compensation Table (the "Table") in that (i) covered compensation includes certain taxable employee benefits not required to be reported in the Table, and (ii) covered compensation includes all compensation received by the executive during the year (regardless of when it was earned), whereas the Table includes only compensation earned during the year.

COMPENSATION OF DIRECTORS

         During 1994, each director of the Company who was not employed by the Company (the "Non-Employee Directors") received a monthly retainer plus a separate attendance fee for each meeting of the Board of Directors or a committee of the Board of Directors in which he participated. The monthly retainer was $2,000 in cash for the period from January 1, 1994 through March 31, 1994. On March 15, 1994, the Board of Directors adopted a proposal, which was subject to stockholder approval, to eliminate the monthly cash retainer previously paid to all Non-Employee Directors and to issue to each Non-Employee Director, in lieu of the monthly cash retainer, 300 shares of the Company's Common Stock for each month of service as a director beginning on April 1, 1994. The closing sales price for the Company's Common Stock on March 15, 1994 was $6.875 as reported by the New York Stock Exchange. It was anticipated that the proposal by the Board of Directors to issue shares of the Company's Common Stock in lieu of the monthly cash retainer would be submitted to the Company's stockholders at the 1995 Annual Meeting of Stockholders. On February 27, 1995, the Board of Directors rescinded the proposal to issue shares of the Company's Common Stock in lieu of the monthly cash retainer and agreed that the Company would pay a fee of $30,000 in cash to each Non-Employee Director for his service as a director during the period from April 1, 1994 through March 31, 1995. The cash fee of $30,000 was paid to each Non-Employee Director in lieu of 3,600 shares of the Company's Common Stock to which each Non-Employee Director would have been entitled under the proposal adopted on March 15, 1994. As of February 27, 1995, the market value of 3,600 shares of the Company's Common Stock was $36,450 based on the closing sales price for the Company's Common Stock on such date as reported by the New York Stock Exchange.
Effective as of April 1, 1995, the Board of Directors has reinstated the monthly cash retainer of $2,000 for each Non-Employee Director.

         In addition to the retainer fees paid to the Non-Employee Directors as described above, each Non-Employee Director also receives an attendance fee for each meeting of the Board of Directors or a committee of the Board of Directors in which he participates. During 1994, the attendance fees were $1,200 for each meeting of the Board of Directors attended by a Non-Employee Director in person and $500 for each meeting of the Board of Directors in which a Non-Employee Director participated by conference telephone call. Members of committees of the Board of Directors are paid $500 for each meeting attended if the committee meeting is held in conjunction with a meeting of the full Board of Directors and $1,200 if the committee meeting is held separately. The attendance fees were not changed in 1994 and remain unchanged for 1995. Non-Employee Directors also are reimbursed for their expenses in attending meetings and engaging in other business activities for the Company.

         Non-Employee Directors also are entitled to receive options to purchase shares of the Company's Common Stock under the Company's 1991 Non-Employee Director Stock Option

Plan (the "Director Plan"). Certain amendments to the Director Plan were approved at the 1993 Annual Meeting of Stockholders. As amended, the Director Plan provides that:

         (1) Each Non-Employee Director on August 3, 1992 was granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $11.875, the closing price of the Common Stock on the trading day immediately preceding the date of grant. Options granted to these Non-Employee Directors became fully vested as to all 10,000 shares upon approval of the amendments to the Director Plan at the 1993 Annual Meeting of Stockholders.

         (2) Each person who becomes a Non-Employee Director of the Company after August 3, 1992 will receive an option for 10,000 shares of the Company's Common Stock on the day he is elected as a director at an exercise price equal to the closing price of the Common Stock on the trading day preceding his election. Options granted to these Non-Employee Directors become fully vested and are exercisable as to all 10,000 shares on March 31 in the year after the date the Non-Employee Director is elected if the Company has net income for the year in which the Non-Employee Director is elected or earnings equal to or better than budgeted results for such year. Options were granted under the Director Plan to each of Messrs. Aderhold, Imlay and Nevins in 1993 and to Mr. Cahr in 1994, but all of these options have expired because the Company did not have net income or earnings equal to or better than budgeted results for 1993 or 1994.

         Options granted under the Director Plan have a term of ten years, and the Director Plan will be terminated on June 27, 2001.

         The following table shows the amount of options held by Non-Employee Directors under the Director Plan as of April 25, 1995:

                                                                                           NUMBER OF SHARES
         NAME AND POSITION                                                               SUBJECT TO OPTIONS(1)
         -----------------                                                               ------------------
         John M. Darden, III  . . . . . . . . . . . . . . . . . . . . . . . . . .               10,000
         Clark A.  Johnson  . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,000
         Anthony F.  Kopp . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,000
         Carl E.  Sanders . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,000
         All Non-Employee Directors . . . . . . . . . . . . . . . . . . . . . . .               40,000

- ---------------

         (1) All of these options have an exercise price of $11.875 per share.

         During the first quarter of 1992, the Company implemented a group medical plan for Non-Employee Directors which provides medical coverage at group premium rates to active Non-Employee Directors electing such coverage and to any Non-Employee Director who retires from the Board of Directors after attaining age 65 and who either has participated in the plan for the entire period that the individual has been a director since March 1, 1992 or has participated in the plan for the three consecutive years immediately prior to the individual's retirement as a director. The medical plan currently pays for 100% of a Non-Employee Director's single coverage premium and between 25% and 50% of the dependent coverage premium. Mr. Kopp is the only Non-Employee Director who is participating in the medical plan.

AGREEMENT WITH JOHN D. PHILLIPS

         On April 19, 1994, Mr. Phillips was elected President and Chief Executive Officer of the Company. He was also elected to the Board of Directors of the Company. Mr. Phillips succeeded Mr. Scott, who had served as the Company's President and Chief Executive Officer since 1991. In conjunction with the election of Mr. Phillips, Renaissance Partners, an investment partnership in which Mr. Phillips serves as a general partner, purchased from the Company 700,000 shares of the Company's Common Stock for $4,462,500, representing a price of $6.375 per share. This price represents the last sale price of the Company's Common Stock on the New York Stock Exchange on April 11, 1994, the day before the Company announced that it had received an investment proposal from Mr. Phillips. The Company has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which the Company has agreed to register with the Securities and Exchange Commission the 700,000 shares of Common Stock purchased by Renaissance Partners.

         Mr. Phillips and the Company are parties to an Employment Agreement dated April 19, 1994 under which the Company agreed to employ Mr. Phillips as its President and Chief Executive Officer until December 31, 1996. The Employment Agreement provides that Mr. Phillips will be entitled to receive a base salary at an annual rate of $625,000 per year, which is the same base salary received by Mr. Scott during his term as President and Chief Executive Officer of the Company. Mr. Phillips also is entitled to participate in the Company's Senior Officer Bonus Plan and to receive other benefits provided by the Company to its senior corporate officers. Both the Company and Mr. Phillips have the right to terminate the Employment Agreement at any time. If the Company terminates the Employment Agreement without cause (as defined in the Employment Agreement), then the Company will be required to continue to pay Mr. Phillips' base salary and other benefits through December 31, 1996. If the Company terminates the Employment Agreement with cause or if Mr. Phillips terminates the Employment Agreement, then Mr. Phillips will be entitled to receive his base salary and other benefits only through the date of termination.

         In connection with his employment, Mr. Phillips also received from the Company an option (the "Option") to purchase 300,000 shares of the Company's Common Stock at a price of $6.375 per share. The exercise price for the Option represents the last sale price of the Company's Common Stock on the New York Stock Exchange on April 11, 1994, the day before the Company announced that it had received an investment proposal from Mr. Phillips. The Option may be exercised at any time until the Option terminates on April 18, 2001. Mr. Phillips has the right to transfer the Option in whole or in part at any time. The Company has entered into a Registration Rights Agreement with Mr. Phillips pursuant to which the Company has agreed to register with the Securities and Exchange Commission any shares purchased upon exercise of the Option.

POST-EMPLOYMENT CONSULTING AGREEMENTS

         The Company has entered into Post-Employment Consulting Agreements with each of Messrs. Beilstein and Grant and with Michael A. Lustig, the Company's Vice President - Corporate Development. These agreements provide that if an executive's employment with the Company is terminated by the Company (other than a termination for cause) or if the executive's employment is terminated by the executive for "good reason", then the Company will retain the executive as a consultant for a period of two years following the date of termination of his employment. An executive may terminate his employment for "good reason" in the event of (i) a reduction in his base salary or benefits other than an across-the-board reduction involving similarly situated employees, (ii) the relocation of his full-time office to a location greater than 50 miles from the Company's current corporate office, or (iii) a reduction in his corporate title. The agreements provide that the Company, in exchange for the executive's post-employment consulting services, will pay a monthly consulting fee to the executive in an amount equal to the executive's monthly base salary at the time of the termination of his employment. The agreements also provide for the continuation of certain medical and other employee benefits during the two-year consulting period. The consulting payments to which a terminated executive is otherwise entitled under the agreements will be reduced in the event the terminated executive has "earned income" (as defined in the agreements) or retirement income under the Company's retirement plans during the two-year consulting period.

AGREEMENT WITH CHARLES R. SCOTT

         Mr. Scott resigned as President and Chief Executive Officer and as a director of the Company on April 19, 1994. At the same time of his resignation, the Board of Directors of the Company agreed that Mr. Scott would continue to serve as a Senior Officer of the Company at his then current salary until December 31, 1994 and that Mr. Scott thereafter would serve as a consultant to the Company for a period of two years under a Post-Employment Consulting Agreement between the Company and Mr. Scott. The terms of the Post-Employment Consulting Agreement between the Company and Mr. Scott were substantially the same as the terms of the Post-Employment Consulting Agreements between the Company and each of Messrs. Beilstein Grant and Lustig, respectively, as described above. On July 19, 1994, the Company and Mr. Scott entered into an Employment Agreement effective as of April 19, 1994. The Employment Agreement replaced and superseded the Post-Employment Consulating Agreement between the Company and Mr. Scott. Under the terms of the Employment Agreement, Mr. Scott served as a Senior Officer of the Company during the period beginning on April 19, 1994 and ending on December 31, 1994 (the "Officer Period") and will continue to serve as an employee of the Company during the period from January 1, 1995 through December 31, 1996 (the "Transition Period"). The Employment Agreement provides that Mr. Scott would continue to receive his annual base salary of $625,000 during both the Officer Period and the Transition Period. This is the same base salary that the Company was paying to Mr. Scott when he was serving as the Company's President and Chief Executive Officer. The Employment Agreement further provided that Mr. Scott would receive various benefits during the Officer Period but that these benefits would not be provided during the Transition Period and that Mr. Scott would not be entitled to receive a bonus for 1994. In addition, the Employment Agreement provided that all stock options previously granted by the Company to Mr. Scott would become fully vested and exercisable as of December 31, 1994 and would expire on December 31, 1996. Mr. Scott's retirement benefits from the Company are calculated as if Mr. Scott had retired on December 31, 1994.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT.

OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

         The following table sets forth, as of the close of business on April 25, 1995, information as to those stockholders known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock (based solely upon filings by each of such stockholders with the Securities and Exchange Commission on Schedule 13D:

                                                                     COMMON STOCK
                                                                  BENEFICIALLY OWNED
                        NAME AND ADDRESS                           ON APRIL 25, 1995       PERCENT OF CLASS
                        ----------------                          ------------------       ----------------
Triton Group Ltd.(1)  . . . . . . . . . . . . . . . . . . . .          4,413,598                 25.5%
 550 West C
 18th Floor
 San Diego, California 92101

John D. Phillips(2) . . . . . . . . . . . . . . . . . . . . .          1,000,000                  5.8%
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

         (2) Mr. Phillips was elected President, Chief Executive Officer and a director of the Company on April 19, 1994. See "AGREEMENT WITH JOHN D. PHILLIPS." The shares shown in the table as beneficially owned by Mr. Phillips include 700,000 shares owned by Renaissance Partners, a Georgia general partnership in which Mr. Phillips is a general partner, and 300,000 shares subject to purchase by Mr. Phillips within the next 60 days pursuant to the exercise of a stock option. See "AGREEMENT WITH JOHN D. PHILLIPS." Mr. Phillips disclaims beneficial ownership of the shares owned by Renaissance Partners except to the extent of his interest in Renaissance Partners.


         On April 12, 1995, the Company, Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling"), and Metromedia International Telecommunications, Inc. ("MITI") entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of each of Orion, Sterling and MITI into and with the Company (the "Mergers"). If the Mergers are consummated, the Company will be renamed "Metromedia International Group, Inc." On April 12, 1995, the Company also entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Metromedia Company ("Metromedia") and certain of its affiliates (together with Metromedia, the "Exchanging Holders"). The Exchanging Holders are the principal stockholders of both Orion and MITI. Upon consummation of the transactions contemplated by the Merger Agreement and the Share Exchange Agreement, the Exchanging Holders will own approximately 31% (assuming that the Mergers had been consummated on March 31, 1995) of the common equity of the Company and will collectively be entitled to control approximately 57.4% (assuming that the Mergers had been consummated on March 31, 1995) of the common voting power of the Company. As a result, the Merger Agreement and the Share Exchange Agreement represent an arrangement that may result in a change of control of the Company. The Merger Agreement and the Share Exchange Agreement were approved by the Board of Directors of the Company at a meeting held on April 12, 1995.

         The Mergers were originally announced on August 31, 1994. On February 15, 1995, Triton filed with the Securities and Exchange Commission an amendment to its report on Schedule 13D relating to its ownership of the Company's Common Stock (the "Schedule 13D Amendment"). In the Schedule 13D Amendment, Triton indicated that it opposed the Mergers and encouraged Actava's Board of Directors and management to evaluate other alternative business strategies and to exercise their obligations diligently under Delaware law relating to the sale of the Company.

         On March 24, 1995, TAC, Inc., a Delaware corporation ("TAC"), filed with the Securities and Exchange Commission a Schedule 14D-1 Tender Offer Statement (the "Schedule 14D-1") and commenced a tender offer (the "Offer") to purchase for $1.80, net, in cash all outstanding shares of common stock (including the associated common stock purchase rights) of Triton. On April 24, 1995, TAC announced that it had raised the consideration being offered for all of the outstanding shares of Triton to $2.02 per share and that it was extending the Offer at the revised price until May 5, 1995. TAC is a company newly formed in order to commence the Offer by Mr. Phillips and Met Tac Inc., a company owned by John W. Kluge, as trustee, and Stuart Subotnick. Mr. Kluge is the Chairman, Chief Executive Officer and President of Metromedia and Chairman of Orion and MITI. Mr. Subotnick is Executive Vice President of Metromedia and Vice Chairman of Orion and MITI. Consummation of the Offer is subject to a number of conditions, but it is not subject either to obtaining financing or to the consummation of the Mergers. The purpose of the Offer is to acquire control of, and the entire equity interest in, Triton. Upon consummation of the Offer, TAC has stated that it will cause the shares of the Company's Common Stock owned by Triton to be voted in favor of the Mergers. In addition, TAC has stated that it intends to have Triton consummate a merger or other business combination with TAC or an affiliate of TAC as soon as practicable following the consummation of the Offer.

         TAC requested the Board of Directors of the Company to approve, pursuant to Section 203(a)(1) of the Delaware General Corporation Law, the purchase by TAC, directly or indirectly, of the shares of the Company's Common Stock held by Triton. On April 12, 1995, the Board of Directors of the Company approved such purchase after being advised that TAC had agreed that any "business combination" (as defined in Section 203 of the Delaware General Corporation Law) between the Company and TAC or Triton following any such purchase must be approved by a majority of the directors of the Company who are "disinterested" from TAC or any affiliate of TAC (except the Company).

OWNERSHIP OF COMPANY STOCK BY DIRECTORS AND OFFICERS

         The members of the Company's Board of Directors and all directors and executive officers of the Company as a group have beneficial ownership of the number of shares of the Company's Common Stock indicated in the following table and its footnotes. Unless otherwise indicated in the footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table.

                                                                          COMMON STOCK
                                                                     BENEFICIALLY OWNED ON          PERCENT
             NAME                                                       APRIL 25, 1995              OF CLASS
             ----                                                    ---------------------          --------
John E.  Aderhold . . . . . . . . . . . . . . . . . . . . . . . .              8,900                   *
Michael E.  Cahr(1) . . . . . . . . . . . . . . . . . . . . . . .                -0-                   *
John M.  Darden, III(2) . . . . . . . . . . . . . . . . . . . . .             16,000                   *
John P.  Imlay, Jr. . . . . . . . . . . . . . . . . . . . . . . .             10,000                   *
Clark A.  Johnson(2)  . . . . . . . . . . . . . . . . . . . . . .             11,000                   *
Anthony F.  Kopp(2) . . . . . . . . . . . . . . . . . . . . . . .             17,500                   *
Richard Nevins(1) . . . . . . . . . . . . . . . . . . . . . . . .              1,000                   *
John D.  Phillips(3)  . . . . . . . . . . . . . . . . . . . . . .          1,000,000                  5.8%
Carl E.  Sanders(2)(4)  . . . . . . . . . . . . . . . . . . . . .             31,497                   *
Frederick B.  Beilstein, III(2) . . . . . . . . . . . . . . . . .            126,825                   *
Walter M.  Grant(2)(5)  . . . . . . . . . . . . . . . . . . . . .             62,729                   *
W. Tod Chmar(2)(5)(6) . . . . . . . . . . . . . . . . . . . . . .             36,411                   *
Michael A. Lustig(2)(5) . . . . . . . . . . . . . . . . . . . . .             29,834                   *
Charles R.  Scott(2)(5) . . . . . . . . . . . . . . . . . . . . .            143,809                   *
Directors and Officers as a Group (13 persons)(5)(7)  . . . . . .          1,351,696                  7.8%

- ---------------

*        Less than one percent.

         (1) Excludes shares owned by Triton (which is the beneficial owner of approximately 25.5% of the outstanding shares of the Company's Common Stock). Mr. Cahr and Mr. Nevins were designated by Triton to fill the two positions on the Company's Board of Directors that Triton is entitled to fill under the Stockholder Agreement. See "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

         (2) Includes shares subject to purchase within the next 60 days under the Company's 1989 Stock Option Plan and under the Company's 1991 Non-Employee Director Stock Option Plan.

         (3) Includes 700,000 shares owned by Renaissance Partners, a Georgia general partnership in which Mr. Phillips is a general partner, and 300,000 shares subject to purchase by Mr. Phillips within the next 60 days pursuant to the exercise of a stock option. See "AGREEMENT WITH JOHN D. PHILLIPS." Mr. Phillips disclaims beneficial ownership of the shares owned by Renaissance Partners except to the extent of his interest in Renaissance Partners.

         (4) In addition, Mr. Sanders beneficially owns $25,000 face amount (less than 1%) of the Company's 6 1/2% Convertible Subordinated Debentures due in 2002, which are convertible into Common Stock at a conversion price of $41 5/8 per share.

         (5) Includes shares allocated to the named executive officer's account under the Employees Stock Purchase Plan as of February 28, 1995.

         (6) Excludes 700,000 shares owned by Renaissance Partners, a Georgia general partnership in which a corporation owned by Mr. Chmar serves as a general partner.

         (7) The number of shares shown for directors and executive officers as a group includes an aggregate of 551,500 shares which are subject to purchase by members of the group within the next 60 days pursuant to the exercise of stock options, but excludes shares beneficially owned by Mr. Scott, who is not longer an officer or director of the Company.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND DIRECTORS

         Mr. Phillips is the sole stockholder of JDP Aircraft II, Inc., a Georgia corporation ("JDP Aircraft"). On October 21, 1994, the Company and JDP Aircraft entered into a lease agreement under which JDP Aircraft provides the Company with the use of a Citation Jet owned by JDP Aircraft. The lease agreement can be terminated by either party by giving 30 days' notice to the other party. During 1994, the Company paid $69,445 to JDP Aircraft under the lease agreement for services provided from October 21, 1994 through January 31, 1995.

         Mr. Darden is Chairman and Chief Executive Officer of Sands, a food service business headquartered in Atlanta. For approximately ten years, Sands has provided snack bar and vending machine services to the employees of the Company's Snapper Division in McDonough, Georgia ("Snapper"). During 1994, the revenue received by Sands from this relationship totalled approximately $290,000, all of which was paid by employees of Snapper rather than by the Company. The relationship between Sands and Snapper existed before Mr. Darden was elected as a director of the Company.

         Mr. Sanders is Chairman of Troutman Sanders, a law firm which provides legal services to the Company.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements (the "Indemnification Agreements") with each person who is an officer or director of the Company. The Indemnification Agreements provide for indemnification of directors and officers to the full extent authorized or permitted by law. The Indemnification Agreements also provide for (i) advancement by the Company of expenses incurred by the director or officer in defending certain litigation,
(ii) the appointment of an independent legal counsel to determine whether the director or officer is entitled to indemnity after a change in control, and
(iii) the continued maintenance by the Company of the directors' and officers' liability insurance currently in effect ($5 million of primary coverage and an excess policy providing $5 million of additional coverage). These Indemnification Agreements were approved by the stockholders of the Company at the 1993 Annual Meeting of Stockholders.

INDEBTEDNESS OF MANAGEMENT

         During 1991, certain executive officers of the Company purchased shares of Common Stock from the Company under the Company's Restricted Stock Plan in exchange for full recourse promissory notes issued to the Company. The outstanding amounts under these notes (including accrued but unpaid interest) as of April 25, 1995 are shown below:

                                                                                   RESTRICTED      AMOUNT OF
NAME AND TITLE OF                                                                    STOCK       INDEBTEDNESS
EXECUTIVE OFFICER                                                                  PURCHASED      TO COMPANY
- -----------------                                                                  ---------      ----------
Frederick B.  Beilstein, III  . . . . . . . . . . . . . . . . . . . . . . . .        20,000        $254,719
Senior Vice President, Treasurer and Chief Financial Officer

Michael A.  Lustig  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,000        $ 81,334
Vice President -- Corporate Development

         These notes are payable on August 1, 2001 and originally provided for interest at 9% per annum. In addition, as a condition of his employment, the Company in 1991 loaned to Mr. Beilstein $117,000, pursuant to a full recourse promissory note which originally provided for interest at 9% per annum and is payable on August 1, 2001, to finance his purchase of 10,000 shares of the Company's Common Stock in an open market transaction. The amount of Mr. Beilstein's indebtedness to the Company under this note (including accrued but unpaid interest) was $149,396 as of April 25, 1995. All of the notes described above were modified in 1993, with the approval of the Compensation Committee, to provide for interest at the prime rate plus 1/2% per annum.


REDEMPTION OF SHARES HELD BY 5% STOCKHOLDER

         During 1994, the Westinghouse Executive Pension Trust Fund ("Westinghouse") owned 1,090,909 shares of the Company's Common Stock (the "Westinghouse Shares"), which represented approximately 5.9% of the shares then outstanding. The Westinghouse Shares were issued by the Company on June 8, 1993 in connection with the Company's acquisition of substantially all of the assets of Diversified Products Corporation. Simultaneously with the issuance of the Westinghouse Shares, the Company and Westinghouse entered into a Shareholder Rights Agreement under which Westinghouse had the right under certain circumstances to require the Company to purchase the Westinghouse Shares at a price equal to $11 per share. On February 17, 1995, the Company purchased the Westinghouse Shares pursuant to the Shareholder Rights Agreement for a price equal to $11 per share or an aggregate price of $12 million.

RELATIONSHIP WITH TRITON

         Triton is the beneficial owner of approximately 25.5% of the outstanding shares of the Company's Common Stock. See "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." Mr. Scott, the former President and Chief Executive Officer of the Company, served until February 15, 1993, as Chairman and a director of Intermark, Inc. (which was merged into Triton on June 25, 1993) and as Chairman of the Board of Triton. Triton and the Company are parties to a Stockholder Agreement which, among other things, contains provisions regarding the composition of the Board of Directors of the Company. Messrs. Nevins and Cahr were designated by Triton and elected as directors of the Company pursuant to the Stockholder Agreement. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT."

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

         In October 1992, Intermark and Triton filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On June 4, 1993, the bankruptcy court approved the Joint Plan of Reorganization of Triton and Intermark (the "Plan of Reorganization"), and Intermark was merged into Triton pursuant to the Plan of Reorganization on June 25, 1993. The Original Stockholder Agreement was amended on June 25, 1993 (the "Stockholder Agreement") pursuant to the Plan of Reorganization to permit Triton to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors of the Company as long as Triton continues to own 20% or more of the outstanding shares of the Company's Common Stock. The Stockholder Agreement provides that if Triton's ownership of the Company's Common Stock is reduced to less than 20%, but not less than 10%, then Triton can designate one director, and if Triton's ownership is reduced to less than 10% of the Common Stock, then Triton is not entitled to designate any directors. Under the Stockholder Agreement, Triton is obligated to vote the shares of Common Stock owned by it in favor of the Company's nominees to the Board of Directors so long as any obligations are outstanding under the loan made by the Company to Triton. See "TRITON LOAN" below. In addition, Triton's right to designate any directors under the Stockholder Agreement terminates and each designated director is required to resign if Triton directly or indirectly initiates, participates in, finances or otherwise supports any effort to solicit from other stockholders proxies or consents for the election of directors of the Company other than the Company's nominees for the Board of Directors. The Stockholder Agreement terminates after Triton's obligations under the loan made by the Company to Triton have been satisfied in full and after Triton is no longer entitled to designate any of the Company's directors under the Stockholder Agreement. See "TRITON LOAN."

Triton Loan

         In November 1991, after an independent review by the Company's disinterested directors, the Company and Triton entered into a Loan Agreement (the "Triton Loan Agreement") under which the Company agreed to lend up to $32 million to Triton secured by a pledge of the shares of the Company's Common Stock owned by Triton (the "Triton Loan"). The Company subsequently advanced $32 million to Triton under the Triton Loan. In connection with the Triton Loan, Triton granted to the Company a right of first refusal to purchase the shares of the Company's Common Stock held by Triton upon a proposed sale of all or any portion of such shares (voluntary or involuntary) by Triton.

         The Triton Loan Agreement was amended effective as of June 25, 1993 pursuant to the Plan of Reorganization. The amendments extended the maturity date of the Triton Loan from November 1994 to April 1997, reduced the interest rate from prime plus 4% to an escalating rate averaging prime plus 1 3/4% per annum for the balance of the term of the Triton Loan, reduced the ratio of minimum collateral value to loan balance required under the mandatory payment (margin call) provisions of the Triton Loan Agreement from approximately 154% to 125%, and added provisions allowing Triton to withdraw shares pledged as collateral if and to the extent the value of the collateral exceeded approximately 190% of the loan balance. The Company's right of first refusal with respect to any sale by Triton of its shares of the Company's Common Stock was continued in effect until the Triton Loan is paid in full.

         On December 7, 1993, the Company and Triton executed a further amendment to the Triton Loan Agreement (the "Second Amendment") pursuant to which Triton made a principal payment of $5 million plus accrued interest on the Triton Loan and the loan repayment provisions were revised to provide for quarterly principal payments of $1.25 million on March 31, June 30, September 30 and December 31 of each year, commencing March 31, 1994, with the remaining balance of the Triton Loan being due and payable on April 1, 1997. In addition, the Second Amendment provides that the per share value of the Company's Common Stock shall be deemed to be not be less than $7.50 for purposes of the mandatory payment (margin call) provisions of the Triton Loan. The outstanding balance under the Triton Loan was $20.5 million as of April 25, 1995. The Company is currently holding 3,690,998 of the shares of the Company's Common Stock owned by Triton as security for the Triton Loan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                        THE ACTAVA GROUP INC.

                                        By: /s/ Frederick B. Beilstein, III
                                           -------------------------------------
                                               Frederick B. Beilstein, III
                                               Senior Vice President and
                                               Chief Financial Officer
Dated:  April 28, 1995