Form 10-Q
period 1995-03-31
ACTAVA GROUP INC
filed 1995-05-15
CIK 39547

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                             -------------------

                                  FORM 10-Q

  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                       FOR QUARTER ENDED MARCH 31, 1995

                                      OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM            TO
                                          ----------    ----------

                        COMMISSION FILE NUMBER 1-5706

                             -------------------

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

                             -------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                   ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995 -- 17,327,158 shares of Common Stock.

================================================================================

                                    PART I

                            FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                  MARCH 31,       DECEMBER 31,
                                                                                     1995            1994
                                                                                  ---------        ---------
                                         ASSETS                                   (UNAUDITED)

CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $  29,752        $  47,916
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .          14,522           14,321
  Receivables (less allowances for doubtful accounts
    of $7,002 in 1995 and $6,851 in 1994) . . . . . . . . . . . . . . . . .         139,791          132,948
  Note receivable from Eastman Kodak Company (less
    allowance for unearned discount of $1,832 in 1995
    and $3,635 in 1994) . . . . . . . . . . . . . . . . . . . . . . . . . .          48,168           96,365
  Note receivable from Metromedia Company . . . . . . . . . . . . . . . . .          44,895           32,395
  Current portion of note receivable from Triton Group Ltd. . . . . . . . .           5,000            6,250
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          30,015           13,403
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,549            7,384
  Future income tax benefits  . . . . . . . . . . . . . . . . . . . . . . .           6,911            6,911
                                                                                  ---------        ---------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .         326,603          357,893
Investment in Roadmaster Industries, Inc. . . . . . . . . . . . . . . . . .          67,889           68,617
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .          71,729           74,902
  Less allowances for depreciation  . . . . . . . . . . . . . . . . . . . .         (38,212)         (40,005)
                                                                                  ---------        ---------
          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,517           34,897
Notes receivable from Triton Group Ltd, (less current portion)  . . . . . .          15,476           16,726
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,339           15,013
Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             633              633
                                                                                  ---------        ---------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 459,457        $ 493,779
                                                                                  =========        =========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other current liabilities  . . . .       $  89,176        $  91,653
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          82,287           64,573
  Current portion of long-term and subordinated debt  . . . . . . . . . . .           4,092           34,244
  Redeemable common stock . . . . . . . . . . . . . . . . . . . . . . . . .              --           12,000
                                                                                  ---------        ---------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . .         175,555          202,470
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           6,911            6,911
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,518            2,547
  Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         154,308          157,193
STOCKHOLDERS' EQUITY
  Common stock (22,767,485 shares in 1995 and 1994) . . . . . . . . . . . .          22,768           22,768
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,903           35,482
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         168,749          173,639
  Less treasury stock--at cost (5,440,327 shares in 1995
    and 5,490,327 shares in 1994) . . . . . . . . . . . . . . . . . . . . .        (106,255)        (107,231)
                                                                                  ---------        --------
          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         120,165          124,658
                                                                                  ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $ 459,457        $ 493,779
                                                                                  =========        =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   ------------------------
                                                                                     1995            1994(A)
                                                                                   --------         --------
                                                                                           (UNAUDITED)
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 57,062         $155,271
Operating costs and expenses
  Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . .          44,304          128,071
  Selling, general and administrative expenses  . . . . . . . . . . . . . .          15,454           27,437
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .             284              250
                                                                                   --------         --------
         OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,980)            (487)
Interest (expense)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,556)          (7,359)
Other income (expense) -- net . . . . . . . . . . . . . . . . . . . . . . .           2,228              (56)
                                                                                   --------         --------
LOSS BEFORE INCOME TAXES, INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .          (6,308)          (7,902)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              188
                                                                                   --------         --------
LOSS BEFORE INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . . . . . . . . .          (6,308)          (8,090)
Loss from equity investment in Roadmaster Industries, Inc.  . . . . . . . .            (727)              --
                                                                                   --------         --------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . . . . . .          (7,035)          (8,090)
Loss from discontinued operations . . . . . . . . . . . . . . . . . . . . .              --           (4,583)
                                                                                   --------         --------
NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ (7,035)        $(12,673)
                                                                                   ========         ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Continuing operations . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (.39)        $   (.46)
  Discontinued operations . . . . . . . . . . . . . . . . . . . . . . . . .        $     --         $   (.26)
                                                                                   --------         --------
  Primary and fully diluted . . . . . . . . . . . . . . . . . . . . . . . .        $   (.39)        $   (.72)
                                                                                   ========         ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES . . . . . . . . . . . . . . . .          17,858           17,635
                                                                                   ========         ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

_______________

        (a)  Restated for discontinued operations.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                    INCREASE (DECREASE) IN CASH
                                                                                   -----------------------------
                                                                                         THREE MONTHS ENDED
                                                                                   -----------------------------
                                                                                              MARCH 31,
                                                                                   -----------------------------
                                                                                     1995                1994(A)
                                                                                   --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations . . . . . . . . . . . . . . . . . . .        $ (7,035)            $ (8,090)
  Less items using cash from continuing operating activities  . . . . . . .         (17,634)              (5,633)
                                                                                   --------             --------
    Net cash used in continuing operations  . . . . . . . . . . . . . . . .         (24,669)             (13,723)
                                                                                   --------             --------

  Loss from discontinued operations . . . . . . . . . . . . . . . . . . . .              --               (4,583)
  Less items using cash from discontinued operations  . . . . . . . . . . .              --               (7,893)
                                                                                   --------             --------
    Net cash used in discontinued operations  . . . . . . . . . . . . . . .              --              (12,476)
                                                                                   --------             --------
    Net cash used in all operations . . . . . . . . . . . . . . . . . . . .         (24,669)             (26,199)
                                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments (maturities over 90 days)  . . . . . . . . . . .              --              (29,572)
  Sales of investments (maturities over 90 days)  . . . . . . . . . . . . .              --               21,546
  Net sales of other investments  . . . . . . . . . . . . . . . . . . . . .             124                7,243
  Purchase of long-term investments . . . . . . . . . . . . . . . . . . . .              --                   --
  Payments for property, plant and equipment  . . . . . . . . . . . . . . .          (1,017)              (7,344)
  Proceeds from disposals of property, plant and equipment  . . . . . . . .              --                  376
  Collections on notes receivable . . . . . . . . . . . . . . . . . . . . .              --                1,473
  Collections from Triton Group Ltd.  . . . . . . . . . . . . . . . . . . .           2,500                1,250
  Collection from Eastman Kodak Company . . . . . . . . . . . . . . . . . .          50,000                   --
  Loans to Metromedia Company . . . . . . . . . . . . . . . . . . . . . . .         (12,500)                  --
  Other investing activities -- net . . . . . . . . . . . . . . . . . . . .          (5,550)              (2,499)
                                                                                   --------             --------
    Net cash provided by (used in) investing activities . . . . . . . . . .          33,557               (7,527)
                                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under short-term bank agreements . . . . . . . . . . . . .          17,714               12,628
  Borrowings under long-term debt agreements  . . . . . . . . . . . . . . .              --               48,000
  Payments on long-term debt agreements . . . . . . . . . . . . . . . . . .             (29)             (20,763)
  Payments of subordinated debt . . . . . . . . . . . . . . . . . . . . . .         (33,152)              (3,000)
  Proceeds from issuance of Actava common stock . . . . . . . . . . . . . .             415                   --
  Payment on redeemable common stock  . . . . . . . . . . . . . . . . . . .         (12,000)                  --
  Cash dividends paid by Qualex to minority interest  . . . . . . . . . . .              --              (10,225)
                                                                                   --------             --------
    Net cash used in financing activities . . . . . . . . . . . . . . . . .         (27,052)              26,640
                                                                                   --------             --------

  Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .         (18,164)              (7,086)
  Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          47,916               18,770
                                                                                   --------             --------
    Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . . .        $ 29,752             $ 11,684
                                                                                   ========             ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

_______________

        (a)  Restated for discontinued operations.

                    THE ACTAVA GROUP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principals. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

PHOTOFINISHING TRANSACTION AND DISCONTINUED OPERATION

        Qualex Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it had effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994 and presented Kodak's portion of ownership and equity in the income of Qualex as minority interest.

        In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex are reported in the accompanying reclassified statements of operations under discontinued operations. On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note is payable in installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note. Approximately $3,500,000 of imputed interest income was recorded during 1994. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on the sale of Qualex. The Company received $50,000,000 under the promissory note on February 13, 1995.

        No assets and liabilities for Qualex are included in the Company's balance sheet at December 31, 1994 due to the sale of the Company's interest in Qualex on August 12, 1994.

        During the second quarter of 1994, the Company began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, the Company made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. The Company's statement of operations for the quarter ended March 31, 1994 has been restated to reflect Qualex as a discontinued operation. The results of Qualex for this period are as follows (in thousands):

                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 1994
                                                                        --------------------
         Net sales  . . . . . . . . . . . . . . . . . . . . . . . . .          $148,407
         Operating expenses . . . . . . . . . . . . . . . . . . . . .           162,392
         Operating loss . . . . . . . . . . . . . . . . . . . . . . .           (13,985)
         Interest expense . . . . . . . . . . . . . . . . . . . . . .            (3,949)
         Other expense  . . . . . . . . . . . . . . . . . . . . . . .              (401)
         Loss before taxes  . . . . . . . . . . . . . . . . . . . . .           (18,335)
         Income taxes (benefit) . . . . . . . . . . . . . . . . . . .            (9,168)
         Net loss from discontinued operations
           before minority interest . . . . . . . . . . . . . . . . .            (9,167)
         Minority interest  . . . . . . . . . . . . . . . . . . . . .             4,584
         Net loss from discontinued operations  . . . . . . . . . . .          $ (4,583)

ACCOUNTS AND NOTES RECEIVABLE

         Receivables from sales of Actava's lawn and garden products amounted to $144,557,000 at March 31, 1995 and $137,815,000 at December 31, 1994. The
receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk due to the common business of the customers are limited due to the number of customers comprising the customer base and their geographic location. Ongoing credit evaluations of customers' financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

TRITON GROUP LTD. LOAN

         At March 31, 1995 and December 31, 1994, the Company had a $20,476,000 and a $22,976,000 note receivable, respectively, from Triton Group Ltd. secured by 3,690,998 shares of Actava Common Stock.

         Effective June 25, 1993, the Company and Triton, as part of a plan of reorganization filed by Triton under Chapter 11 of the U.S. Bankruptcy Code, modified the terms of the loan previously made by the Company to Triton. The modifications included: extending the due date of the loan to April 1, 1997; reducing the interest rate to prime plus
1 1/2% for the first six months following June 25, 1993, to prime plus 2% for the next six months, and to prime plus 2 1/2% for the remainder of the term of the loan; revising collateral maintenance (margin call) requirements; and providing for release of collateral under certain circumstances. Under the modified agreements, Actava's right of first refusal with respect to any sale by Triton of its Actava Common Stock will continue in effect until the loan is paid off and Triton is entitled to designate two directors (who are not officers or employees of Triton) on an expanded nine-member Board of Directors so long as Triton continues to own 20% or more of Actava's outstanding Common Stock.

         Triton filed a motion on July 30, 1993, with the United States Bankruptcy Court for the Southern District of California seeking to modify Triton's recently approved Plan of Reorganization. The modifications sought by Triton would have amended or eliminated the collateral maintenance (margin call) provisions that are an integral part of the Amended and Restated Loan Agreement. On August 2, 1993, the Bankruptcy Court entered a temporary restraining order suspending the effectiveness of the margin call provisions until the Court had an opportunity to hear Triton's motion seeking preliminary injunction. The motion seeking a preliminary injunction was heard on August 10, 1993, and was denied. Triton then withdrew its motion to modify its Plan of Reorganization. Therefore, the provisions of the Amended and Restated Loan Agreement continue to remain in effect. On August 19, 1993, the Amended and Restated Loan agreement was amended to allow Triton to satisfy certain margin call requirements by making deposits to a Collateral Deposit Account in lieu of delivering certificates of deposit. The margin call provisions for principal repayments and transfers of shares of Company Common Stock were not amended.
On December 7, 1993, the Amended and Restated Loan Agreement was amended, in connection with a $5,000,000 prepayment of principal received on December 7, 1993, to provide for quarterly principal payment installments of $1,250,000 due on the last day of each quarter of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The Agreement was also amended to require 75,000 additional shares of Actava Common Stock to be pledged as collateral and to modify the margin call provisions of the Agreement to provide a $7.50 minimum per share value of Actava Common Stock for purposes of determining the amount of any margin call mandatory payments. These modifications limit the circumstances under which Triton must pledge additional collateral for the loan; however, the 3,690,998 shares of Actava Common Stock owned by Triton will continue to be pledged to secure the loan until the loan is paid in full. At May 10, 1995, the pledged shares had a market value of $33,219,000 as compared to the loan balance of $20,476,000. In the opinion of management, the shares held as collateral are, and will continue to be, sufficient to provide for realization of the loan.

METROMEDIA COMPANY LOAN

         On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling"), and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). Metromedia Company ("Metromedia") and its affiliates control in excess of 50% of the voting power of both Orion and MITI. Pursuant to the letters of intent, the Company and Metromedia entered into a Credit Agreement dated as of October 11,

1994 (the "Credit Agreement") under which the Company agreed to make loans to Metromedia in an amount not to exceed an aggregate of $55 million. Under the terms of the Credit Agreement, Metromedia agreed to use the proceeds of the loans to make advances to or to pay obligations on behalf of Orion, Sterling and MITI. All loans made by the Company to Metromedia under the Credit Agreement are secured by shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, a general partner of Metromedia has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than the Company terminates discussions relating to the Proposed Metromedia Transaction. All loans were originally scheduled to be due and payable on April 12, 1995.
On April 12, 1995, the Company and the other parties to the Proposed Metromedia Transaction entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of each of Orion, Sterling and MITI into and with the Company. After approving the Merger Agreement, the Board of Directors of the Company, at the request of Metromedia, agreed to extend the maturity date of the loans until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. The outstanding balance under the Credit Agreement as of March 31, 1995 was $44,895,000.

INVENTORIES

         Inventory balances are summarized as follows (in thousands):

                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                   1995              1994
                                                                                 --------          --------
         Finished goods and goods purchased for resale  . . . . . . . . . . .    $ 27,263          $ 12,618
         Raw materials and supplies . . . . . . . . . . . . . . . . . . . . .      17,776            15,395
                                                                                 --------          --------
                                                                                   45,039            28,013
         Reserve for LIFO cost valuation  . . . . . . . . . . . . . . . . . .     (15,024)          (14,610)
                                                                                 --------          --------
                                                                                 $ 30,015          $ 13,403
                                                                                 ========          ========

         Work in process is not considered significant.

         During 1994, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities which were carried at lower costs prevailing in prior years as compared with the cost of current year purchases. The utilization of this lower cost inventory decreased net loss by approximately $1,200,000 and decreased loss per share of common stock by $.07.

INVESTMENT IN ROADMASTER INDUSTRIES, INC.

         On December 6, 1994, the Company transferred ownership of its four sporting goods subsidiaries to Roadmaster Industries, Inc. ("Roadmaster") in exchange for 19,169,000 shares of Roadmaster's Common Stock. As of December 31, 1994, the Company owned 39% of the issued and outstanding shares of Roadmaster's Common Stock based on approximately 48,600,000 shares of Roadmaster's Common Stock outstanding. The four Actava subsidiaries transferred to Roadmaster were Diversified Products Corporation, Hutch Sports USA Inc., Nelson/Weather-Rite, Inc. and Willow Hosiery Company, Inc. No gain or loss was recognized for this nonmonetary transaction. The Company's initial investment in Roadmaster was recorded at approximately $68,300,000 and is accounted for by the equity method.

         The excess of the Company's investment in Roadmaster over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at March 31, 1995 and December 31, 1994 was $28,674,000 and $28,855,000, respectively.

         The quoted market value of the Company's investment in Roadmaster common stock as of December 31, 1994, was $3.625 per share or a total value of $69,488,000 and as of March 31, 1995, was $3.00 per share or a total value of $57,507,000.

         Summarized financial information for Roadmaster is shown below (in thousands):

                                                                   ROADMASTER INDUSTRIES, INC.
                                                                       THREE MONTHS ENDED
                                                                -------------------------------
                                                                APRIL 1, 1995     APRIL 2, 1994
                                                                -------------     -------------
         Net sales  . . . . . . . . . . . . . . . . . . . . . .    $175,546          $98,288
         Gross profit . . . . . . . . . . . . . . . . . . . . .      23,957           13,153
         Net income (loss)  . . . . . . . . . . . . . . . . . .      (1,477)             782


RETIREMENT OF 6% SENIOR SUBORDINATED SWISS FRANC BONDS

         In 1986 Actava issued 6% Senior Subordinated Swiss Franc Bonds due in 1996 for 100,000,000 Swiss francs. Simultaneously, in order to eliminate exposure to fluctuations in the currency exchange rate over the life of the bonds, Actava entered into a currency swap agreement with a financial institution whereby Actava received approximately $48,000,000 in exchange for the Swiss Franc Bond proceeds. As a result of the swap agreement, Actava, in effect, made its interest and principal bond repayments in U.S. dollars without regard to changes in the currency exchange rate. A default by the counterparty to the swap agreement would have exposed Actava to potential currency exchange risk on the remaining bond interest and principal payments in that Actava would have been required to purchase Swiss francs at current exchange rates rather than at the swap agreement exchange rate. After considering the stated interest rate, the cost of the currency swap agreement, taxes and underwriting commissions, the effective cost of the bonds was approximately 11.3%.

         In December 1994, Actava entered into an agreement to redeem the outstanding Swiss Franc Bonds at par plus accrued interest and to terminate the currency swap agreement on February 17, 1995. The Company recorded an extraordinary loss of $1,601,000 in 1994 related to this early extinguishment of debt. The Company paid $34,900,000 due under the agreement on February 17, 1995.

REDEEMABLE COMMON STOCK

         Redeemable Common Stock represents 1,090,909 shares of the Company's Common Stock which were issued in connection with the acquisition of substantially all the assets and liabilities of Diversified Products Corporation ("DP") on June 8, 1993. The Company acquired substantially all the assets of DP for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement providing the seller of DP with the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The issuance of additional payments of cash or additional shares would not increase the cost of DP; any subsequent issuance would only affect the manner in which the total purchase price was recorded by Actava. The shares of the Company's Common Stock issued in connection with the acquisition of DP were redeemed on February 17, 1995 for $12,000,000.

INCOME TAXES

         Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the three month periods ended March 31, 1995 and 1994, the Company has not recognized a tax benefit for its losses due to limitations from prior period recognition.

         During the year, the Company provides for income taxes using anticipated effective annual tax rates for all Company operations. The rates are based on expected operating results for the year, estimated permanent differences between book and tax income, and estimated utilization of any net operating loss carryovers.

LITIGATION

         In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc. (predecessor of Triton Group Ltd.), which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its then current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger or acquisition candidate. These three suits were consolidated on May 1, 1991 into a lawsuit captioned In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. These lawsuits continue to be in the discovery stage. No significant events occurred with respect to these lawsuits during 1994 or the first quarter of 1995.

         On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United

States District Court for the Western District of Michigan. The lawsuit was captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes involving events occurring on or before June 22, 1987. The DOJ alleged among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint sought recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest which could have exceeded $10,000,000 in total. This case was dismissed with prejudice on May 3, 1995 after the Company paid $800,000 on behalf of American Seating. The amount of the payment was agreed to by the Company based on a mediation panel's recommendation.

         On September 23, 1994, a stockholder of the Company filed a class action lawsuit against the Company and each of its directors seeking to block the Proposed Metromedia Transaction. The lawsuit was filed in the Chancery Court for New Castle County, Delaware and is styled James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Pension Plan Trust v. John D. Phillips, et. al., Civil Action No. 13765. The Company and its directors were served with this lawsuit on September 28, 1994. The complaint alleges that the terms of the Proposed Metromedia Transaction constitute an overpayment for the assets being acquired and as a result would result in a waste of the Company's assets. The complaint further alleges that the directors of the Company would be breaching their fiduciary duties to the Company's stockholders by approving the Proposed Metromedia Transaction and that the transaction would result in a change of voting control without giving stockholders an opportunity to maximize their investment and that the current stockholders of the Company would suffer a dramatic dilution of their voting rights. The Company and its directors have filed a motion to dismiss this lawsuit. The stockholder who filed the lawsuit has not responded to the motion to dismiss.

         Actava is a defendant in various other legal proceedings. Except as noted above, however, Actava is not aware of any action which, in the opinion of management, would materially affect the financial position or results of operations of Actava.

CONTINGENT LIABILITIES AND COMMITMENTS

         Actava, on behalf of its Snapper Division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At March 31, 1995 and December 31, 1994, there were approximately $43,467,000 and $29,449,000, respectively, outstanding under these floor plan financing arrangements.

         Actava is contingently liable under various guarantees of debt totaling approximately $6,000,000. The debt is primarily Industrial Revenue Bonds which were issued to finance the manufacturing facilities and equipment of subsidiaries disposed of in earlier years, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees or bank letters of credit to support Actava's contingent obligations. There are no material defaults on the debt agreements.

         Actava is contingently liable under various real estate leases of subsidiaries which were sold in prior years. The total future payments under these leases, including real estate taxes, is estimated to be approximately $3,300,000. The leased properties generally have financially sound subleases.

         Former subsidiaries of the Company handled and stored various materials in the normal course of business that have been classified as hazardous by various Federal, state and local regulatory agencies and for which the Company may be liable. The Company is continuing to participate in conducting tests at these sites and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

         At March 31, 1995, approximately $5,000,000 of the Company's cash was pledged to secure a Snapper credit line.

         Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. At March 31, 1995, non-cancelable commitments under these agreements amounted to approximately $5,314,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During 1994, Actava's management took several steps to redirect the Company's focus in order to improve its operating results and financial condition and to enable it to pursue new business opportunities. These steps included the sale of four sporting goods companies to Roadmaster in exchange for Roadmaster's publicly traded stock and the sale of the Company's 50% ownership interest in Qualex to Kodak for cash and short-term notes totaling $150 million. On April 12, 1995, the Company entered into the Merger Agreement relating to the Proposed Metromedia Transaction.

         The Company's Snapper Division currently provides lawn and garden products through distribution channels to domestic and foreign retail markets. In addition, the Company is indirectly involved in the sporting goods business through its ownership interest in Roadmaster.

         The following is a discussion of the operating results and financial condition of the continuing operations of Actava on a consolidated basis and the operating results of the Company's lawn and garden segment and the Company's sporting goods segment. Financial information summarizing the results of operations for Qualex, which is classified in discontinued operations, is presented in "Qualex Inc. - Discontinued Operations" in Notes to Consolidated

Financial Statements.   Summary financial information for the Company's equity
investment in Roadmaster is presented in "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

         The following table presents a summary of the consolidated results of continuing operations of the Company for the periods indicated:


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -----------------
                                                    1995            1994
                                                   ------          ------            INCREASE
                                                       (IN THOUSANDS)               (DECREASE)
                                                       --------------               ----------
Net sales . . . . . . . . . . . . . . . .          $57,062         $155,271         $(98,209)
Gross profit  . . . . . . . . . . . . . .           12,758           27,200          (14,442)
Gross profit %  . . . . . . . . . . . . .             22.4%            17.5%
S, G & A  . . . . . . . . . . . . . . . .          $15,738         $ 27,687          (11,949)
Operating loss  . . . . . . . . . . . . .           (2,980)            (487)          (2,493)
Interest expense  . . . . . . . . . . . .            5,556            7,359           (1,803)
Other income (expenses) . . . . . . . . .            2,228              (56)           2,284
Income taxes  . . . . . . . . . . . . . .                0              188             (188)
Loss from equity investment . . . . . . .             (727)              --             (727)
Loss from continuing operations . . . . .          $(7,035)        $ (8,090)        $  1,055

CONSOLIDATED CONTINUING OPERATIONS

         The Company's consolidated sales decrease of 63.3% is primarily attributable to the sale of the Company's four sporting goods companies to Roadmaster in December 1994. Sales of $80.6 million for those companies are reflected in the 1994 first quarter sales while the 1995 first quarter includes only sales for the Company's remaining operations. In addition, the Company's Snapper Division experienced a $17.6 million decrease in sales during the first quarter of 1995 compared to the first quarter of 1994. This decrease resulted primarily from the fact that Snapper's distributors accelerated their purchases of Snapper products during December 1994 in order to build their inventories prior to the implementation by Snapper of price increases in 1995. The implementation by Snapper of a dealer direct sales program also contributed to the decrease in sales.

         The 53.1% decrease in consolidated gross profit dollars is principally the result of the December 1994 sale of the sporting goods companies because $10.5 million of gross profit from these companies was included in the 1994 first quarter while the 1995 first quarter reflects the post-sale results for the Company. Consolidated gross profit dollars also decreased as Snapper's gross profit dollars declined by $3.9 million due to its sales decrease. The change in the consolidated gross profit percentage is primarily due to the sale of the sporting goods companies. Snapper's gross profit percentage remained substantially constant for the 1995 and 1994 first quarters.

         The decrease in consolidated selling, general and administrative expenses, which include provisions for doubtful accounts and employee termination costs, is primarily attributable to the December 1994 sale of the Company's four sporting goods companies. Approximately $9.7 million of such expenses were included for those companies in the 1994 first quarter. Additionally, a non-recurring provision of $1.3 million for employee termination costs was included in the 1994 first quarter selling, general and administrative expense.

         For the first quarter of 1995, the Company's consolidated operating loss of $2.9 million exceeds the 1994 first quarter operating loss of $487,000 due in part to the effect of a 1994 first quarter operating profit of $863,000 reported for the sporting goods companies which were sold in December 1994.
The decrease in Snapper's 1995 first quarter gross profit resulting from Snapper's reduced sales, as partially offset by improvements in consolidated selling, general and administrative expenses, also contributed to the operating loss.

         The 24.5% decrease in consolidated interest expense for the 1995 first quarter is principally due to $1.2 million of interest expense which was reflected in the 1994 first quarter for the four sporting goods companies sold in December 1994. The 1995 first quarter interest expense for the remaining operations was substantially equivalent to the same 1994 quarter.

         The increase in other income for the 1995 first quarter as compared to the 1994 first quarter is primarily attributable to additional investment income resulting from higher investment levels in 1995 and the interest income on the Kodak and Metromedia notes reported by the Company during 1994. See "Photofinishing Transaction and Discontinued Operations" and "Metromedia Company Loan" in Notes to Consolidated Financial Statements.

         During the year, the Company provides for income taxes using anticipated effective annual tax rates based on expected operating results for the year and estimated permanent differences between book and taxable income. Due to the recognition of net operating loss benefits to the extent possible through a reduction in deferred income tax liabilities in a prior year, Actava recognizes the benefit of current net operating losses only to the extent of potential refunds from carrybacks. Any income tax effect relating to Qualex was recognized in the loss from discontinued operations. Income taxes for the four sporting goods companies sold to Roadmaster were included in Actava's operations for the period for which they were consolidated. The Company has a net deferred tax balance of zero, which is composed of deferred tax liabilities of approximately $16.4 million and deferred tax assets of approximately $59 million subject to a $42.6 million valuation allowance to reflect limitations on the Company's ability to utilize net operating losses and other tax benefits. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. See "Income Taxes" in Notes to Consolidated Financial Statements.

         Loss from equity investment of $727,000 is reported for the Company's investment in Roadmaster for the first quarter of 1995. This represents the Company's approximate 39% share of Roadmaster's net loss for the quarter ended March 31, 1995. In December 1994, the Company received shares of Roadmaster common stock in exchange for the Company's investment in four sporting goods companies. See "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

         As a result of the items described above, the Company reported a net loss of $7 million for the first quarter of 1995. The Company reported a loss from continuing operations of $8.1 million and a loss from discontinued operations of $4.6 million, resulting in a net loss of $12.7 million for the first quarter of 1994.

LAWN AND GARDEN

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -----------------
                                                    1995            1994
                                                   ------          ------            INCREASE
                                                       (IN THOUSANDS)               (DECREASE)
                                                       --------------               ----------
Net sales . . . . . . . . . . . . . . . .          $57,062         $74,709          $(17,647)
Gross profit  . . . . . . . . . . . . . .           12,758          16,687            (3,929)
Gross profit %  . . . . . . . . . . . . .             22.4%           22.3%
S, G & A  . . . . . . . . . . . . . . . .          $13,290         $13,984              (694)
Operating profit (loss) . . . . . . . . .          $  (532)        $ 2,703          $ (3,235)


         The 23.6% decrease in Snapper's 1995 first quarter sales as compared to the same 1994 quarter is primarily attributable to the acceleration of purchases by Snapper distributors in December of 1994 in anticipation of 1995 price increases. Snapper's 1995 first quarter sales were also adversely impacted by the implementation of Snapper's dealer direct program in certain geographic areas. The dealer direct program will replace sales to some independent distributors with sales directly to the Snapper dealers formerly serviced by the distributors. In order to begin dealer direct sales, Snapper repurchased certain distributor finished goods inventory which resulted in reduced sales for the quarter. The repurchased products will be sold to dealers during 1995.

         The 23.5% decrease in 1995 first quarter gross profit dollars as compared to the 1994 first quarter is directly attributable to the $17.6 million sales decrease experienced for the quarter. Snapper's gross profit percentage remained substantially constant.

         Selling, general and administrative expenses decreased by 5% from the first quarter of 1994 as sales volume related expenses such as marketing and advertising expenses decreased because sales were down for the first quarter of 1995.

         Snapper experienced an operating profit decrease of $3.2 million for the 1995 first quarter as compared to the 1994 first quarter as a result of the $3.9 million decrease in gross profit dollars which was partially offset by the $694,000 decrease in selling, general and administrative expenses.

SPORTING GOODS

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                     -----------------
                                                    1995            1994
                                                   ------          ------            INCREASE
                                                       (IN THOUSANDS)               (DECREASE)
                                                       --------------               ----------
Net sales . . . . . . . . . . . . . . . .          $  --           $80,562          $(80,562)
Gross profit  . . . . . . . . . . . . . .             --            10,513           (10,513)
Gross profit %  . . . . . . . . . . . . .              0%             13.0%
S, G & A  . . . . . . . . . . . . . . . .          $  --           $ 9,650            (9,650)
Operating profit  . . . . . . . . . . . .             --               863              (863)

Loss from equity investment . . . . . . .          $(727)          $    --          $   (727)


         The four sports companies which formerly comprised the Company's sporting goods segment were combined with Roadmaster on December 6, 1994. See "Equity Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements. Roadmaster, through its operating subsidiaries, is a manufacturer of bicycles, fitness equipment and toy products in the United States. The Company consolidated the results of operations of its four sporting goods companies with the results of operations of Actava for periods ending prior to December 6, 1994. Income or loss from the Company's equity investment in Roadmaster is reported for periods ending after December 6, 1994. For the 1995 first quarter, a loss of $727,000 is reflected in net income results from the Company's approximate 39% investment in Roadmaster and is based on information received from Roadmaster. Additional information regarding Roadmaster's results of operations is contained in Roadmaster's Current Report on Form 10-Q for the quarter ended April 1, 1995.

DISCONTINUED OPERATIONS

         In 1988, Actava combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase. This combination created a new company, Qualex, which was jointly owned by Actava and Kodak. Actava consolidated the results of operations of Qualex with the results of operations of Actava for periods ending prior to June 30, 1994. During the second quarter of 1994, Actava began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, Actava made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $4.6 million from the operations of Qualex is reflected in Actava's net loss under discontinued operations for the first quarter of 1994. See "Qualex, Inc.
- - Discontinued Operations" in Notes to Consolidated Financial Statements.

FINANCIAL POSITION

         Actava's working capital was $151.1 million at March 31, 1995 as compared to $155.4 million at December 31, 1994. This $4.3 million decrease reflects the loss incurred by Actava in the first quarter of 1995 and the payment of certain sinking fund requirements. Cash and short-term investments at Actava decreased by $17.9 million to $44.3 million at March 31, 1995 from $62.2 million at December 31, 1994. Actava had approximately $39.3 million of available liquidity at March 31, 1995, excluding $5 million of cash pledged to secure a Snapper credit line, as compared to $45.2 million at December 31, 1994. While cash and short-term investments decreased by $17.9 million, available liquidity decreased by only $5.9 million because $12 million of cash and short-term investments had previously been excluded from available liquidity due to a pledge to secure a letter of credit relating to Actava's redeemable common stock. The cash and short-term investments were used to consummate the redemption in February 1995.

         For the first quarter of 1995, operating activities used $24.7 million of cash and financing activities used $27.1 million of cash. Cash flows of $33.6 million were provided by investing activities. For operating activities, accounts receivable increased by $6.5 million, inventories increased by $16.6 million due in part to seasonal demand factors while accounts payable decreased by $2.5 million. Depreciation of $2.4 million was included in determining cash flow from operating activities.

         Financing activities during the first quarter of 1995 used $27.1 million of cash, including $12 million paid for redeemable common stock, $30.2 million paid to retire the outstanding principal balance on the Company's 6% Senior Subordinated Swiss Franc Bonds and sinking fund requirements of $3 million paid on other subordinated debt, as offset by net borrowings of $17.7 million under short-term bank agreements.

         Investing activities during the first quarter of 1995 provided $33.6 million of cash, including collections of $50 million on a note receivable from Kodak and $2.5 million on a note receivable from Triton, as offset by payments for plant, property and equipment (net of disposals) of $1 million and by loans to Metromedia of $12.5 million.

         Actava's subordinated debt, including the current portion, decreased from $191 million at December 31, 1994 to $158 million at March 31, 1993 due to the retirement of the outstanding principal balance of $30.2 million on the Company's 6% Senior Subordinated Swiss Franc Bonds and sinking fund requirements of $3 million paid on other subordinated debt.

         Actava is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $43.5 million was outstanding at March 31, 1995 and $29.5 million at December 31, 1994, various guaranties of debt totaling approximately $6 million, various real estate leases with estimated future payments of approximately $3.3 million, and various pledges of cash and short-term investments. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

         Actava's manufacturing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material in the first quarter of 1995 and are not expected to be material in future years. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for all three sites. The Company is participating with the federal and Ohio Environmental Protection Agencies in initial investigations of a potential environmental contamination site involving a
divested subsidiary.   Actava may also be liable for remediation of
environmental damage relating to businesses previously sold in excess of amounts accrued. In connection with the sale of Actava's four sporting goods companies to Roadmaster, the Company assumed environmental liabilities relating to approximately 17 acres of real property formerly owned by DP and located in Opelika, Alabama. It is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations.

         During 1994, the Westinghouse Executive Pension Trust Fund ("Westinghouse") acquired 1,090,909 shares of the Company's Common Stock (the "Westinghouse Shares"), which represented approximately 5.9% of the shares then outstanding. The Westinghouse Shares were issued by the Company on June 8, 1993 in connection with the Company's acquisition of substantially all of the assets of DP. Simultaneously with the issuance of the Westinghouse Shares, the Company and Westinghouse entered into a Shareholder Rights Agreement under which Westinghouse had the right under certain circumstances to require the Company to purchase the Westinghouse Shares at a price equal to $11 per share. On February 17, 1995, the Company purchased the Westinghouse Shares pursuant to the Shareholder Rights Agreement for a price equal to $11 per share or an aggregate price of $12 million.

         On October 11, 1994, Actava and Metromedia entered into the Credit Agreement under which Actava has made and will make loans to Metromedia in an amount not to exceed $55 million. Under the terms of the Credit Agreement, Metromedia used or will use the proceeds of the loans to make advances to or pay obligations on behalf of Orion, MCEG Sterling, and MITI. All loans made by Actava to Metromedia under the Credit Agreement are secured by the shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, John W. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans made under the Credit Agreement at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than Actava terminates discussions relating to the Proposed Metromedia Transaction. All loans under the Credit Agreement were originally scheduled to be due and payable on April 12, 1995, but the Credit Agreement was amended on April 12, 1995 to extend the maturity date of the loans until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. The outstanding balance under the Credit Agreement was $32.4 million as of December 31, 1994 and $44.9 million as of March 31, 1995.

         In November 1991, Actava entered into a Loan Agreement with Triton, its then 25% stockholder, under which Triton could borrow up to $32 million from Actava secured by the stock in Actava owned by Triton (the "Triton Loan"). The agreement relating to the Triton Loan was modified in June 1994, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and certain provisions in a stockholder agreement between Actava and Triton. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until the final maturity of the Triton Loan in April 1997. In December 1993, Triton and Actava entered into a further amendment to the agreement relating to the Triton Loan pursuant to which Triton made a principal payment of $5 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. As of March 31, 1995, the outstanding balance under the Triton Loan was $20.5 million.

         Actava has not paid a dividend to its stockholders since the fourth quarter of 1993.

         Actava, excluding Snapper, had $38.5 million of unpledged cash and short-term investments as of December 31, 1994 and $33.7 million of unpledged cash and short-term investments as of March 31, 1995. The change in Actava's unpledged cash and short-term investments from December 31, 1994 to March 31, 1995 is primarily due to the net effect of the collection of $50 million on the Kodak note, collections of principal and interest of $3.7 million on the Triton Loan, payments of $34.9 million for principal and interest in connection with the retirement of Actava's 6% Senior Subordinated Swiss Franc Bonds, loans of $12.5 million to Metromedia under the Credit Agreement, and other debt related payments of $6.8 million. The amount of unpledged cash and short-term investments referred to above excludes the amounts due to Actava from Kodak in connection with the sale of Qualex and the amounts due to Actava from Metromedia under the Credit Agreement. Actava's Snapper Division is restricted by financial covenants in its credit agreement from paying Actava more than 70% of its net income. The Company has a domestic captive insurance subsidiary chartered by the Georgia State Insurance Department which is required to maintain invested funds in an amount not less than certain minimum reserve and paid-in capital stock requirements of approximately $10 million.

         Actava uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. For 1995, Actava, excluding Snapper, has debt service payments of approximately $10.3 million scheduled after March 31, 1995.

         As of March 31, 1995, Actava's Snapper Division had $9.5 million of borrowing capacity under a credit agreement which is secured by accounts receivable, inventory and other assets. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral are defined in the credit agreement; the assets potentially available as collateral total, in the aggregate, $168.3 million. Snapper's credit agreement contains financial covenants (involving tangible net worth, book net worth and other matters) with which Actava must comply to prevent a default. A default under Snapper's credit agreement would have serious adverse consequences, including the elimination of funding for the operations of Snapper, as well as the prohibition on payments to Actava by

Snapper. As a result of the loss incurred by Actava in connection with the sale of Qualex, Actava obtained financial covenant amendments from its lenders so that Actava would remain in compliance with these covenants. Actava was in compliance with these covenants as of March 31, 1995, and management believes that Actava will remain in compliance with these covenants during the term of Snapper's credit agreement.

RECENT DEVELOPMENTS

         On April 12, 1995, Actava, Orion, Sterling, and MITI entered into the Merger Agreement providing for the merger of each of Orion, Sterling and MITI into and with Actava (the "Mergers"). If the Mergers are consummated, Actava will be renamed "Metromedia International Group, Inc." On April 12, 1995, Actava also entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Metromedia and certain of its affiliates (together with Metromedia, the "Exchanging Holders"). The Exchanging Holders are the principal stockholders of both Orion and MITI. The Merger Agreement and the Share Exchange Agreement were approved by the Board of Directors of Actava at a meeting held on April 12, 1995. For additional information, see the Current Report on Form 8-K filed by the Company on April 14, 1995, as amended by Form 8-K/A filed by the Company on April 28, 1995.

                                  SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended March 31, 1995 to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     THE ACTAVA GROUP INC.
                                                ------------------------------
                                                           Registrant



                                                /s/ Frederick B. Beilstein, III
                                                -------------------------------
                                                    Frederick B. Beilstein, III
                                                    Senior Vice President and
                                                    Chief Financial Officer

Dated:  May 15, 1995

PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

        On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit was captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes involving events occurring on or before June 22, 1987. The DOJ alleged among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint sought recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest which could have exceeded $10,000,000 in total. This case was dismissed with prejudice on May 3, 1995 after the Company paid $800,000 on behalf of American Seating. The amount of the payment was agreed to by the Company based on a mediation panel's recommendation.



ITEM 6.  Exhibits and Reports on Form 8-K

(c)     Exhibits

                                                   Document with which       Designation of
Exhibit                                            Exhibit was previously    such Exhibit in
Number              Description                    filed with Commission     that Document
- ------     ------------------------------------    ---------------------     -------------
4          Amendment dated as of March 3, 1995,
           to Finance and Security Agreement,
           dated as of October 30, 1992, with
           respect to a revolving credit facility
           of up to $100 million, between Actava
           and ITT Commercial Finance Corp.

11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use
           only)

99(a)      Agreement and Plan of Merger dated      Current Report On Form            99(a)
           as of April 12, 1995 by and among       8-K for event occurring
           The Actava Group Inc., Orion            on April 12, 1995
           Pictures Corporation, MCEG Sterling
           Incorporated, and Metromedia
           International Telecommunications, Inc.

(c)        Exhibits

                                                   Document with which       Designation of
Exhibit                                            Exhibit was previously    such Exhibit in
Number              Description                    filed with Commission     that Document
- ------     ------------------------------------    ---------------------     -------------
99(b)      Share Exchange Agreement dated as       Current Report On Form            99(b)
           of April 12, 1995 by and between The    8-K for event occurring
           Actava Group Inc. and the Exchanging    on April 12, 1995
           Holders named therein.

99(c)      Amendment No. 1 dated as of April       Amendment No. 1 to Current        99(c)
           12, 1995 to the Credit Agreement dated  Report on Form 8-K for
           as of October 11, 1994 between The      event occurring on April 12,
           Actava Group Inc. and Metromedia        1995
           Company.

                                 EXHIBIT INDEX

Exhibit
Number                                     Description
- ------     -------------------------------------------------------------------------
4          Amendment dated as of March 3, 1995, to Finance and Security Agreement,
           dated as of October 30, 1992, with respect to a revolving credit facility of up to $100 million, between Actava and ITT Commercial Finance Corp.

11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use only)