Form 10-K/A
period 1994-12-31
ACTAVA GROUP INC
filed 1995-07-13
CIK 39547

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                  FORM 10-K/A


                                AMENDMENT NO. 2


  (MARK ONE)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                  OR
     [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD
                FROM                 TO
                     ---------------    ---------------

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

     The four subsidiaries of the Company transferred to Roadmaster were Diversified Products Corporation ("Diversified Products"), Hutch Sports USA Inc. ("Hutch"), Nelson/Weather-Rite, Inc. ("Nelson/Weather-Rite"), and Willow
Hosiery Company, Inc. ("Willow") (collectively referred to as the "Sports Subsidiaries"). On the Closing Date, the aggregate book value of the Sports Subsidiaries was approximately $68.3 million. The market value of the shares of Roadmaster Common Stock received by the Company in exchange for the Sports Subsidiaries was approximately $76.7 million as of the Closing Date and approximately $55.1 million as of March 15, 1995. Due to the nature of the Exchange Transaction, the Company recorded its initial investment in Roadmaster on its books at an amount equal to the aggregate book value of the Sports Subsidiaries as of the Closing Date rather than recognizing a gain on the transaction.

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


     The Company is involved in various environmental matters involving property owned or operated by a former subsidiary of the Company, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The Company's participation in two existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for both sites. In addition, the Company has been notified that it may be a responsible party with respect to a potential environmental contamination site that is being investigated by a state environmental agency. The Company sold the business operated at the potential contamination site in 1968. The current owner of the potential contamination site has conducted a preliminary site assessment, but the Company's liability, if any, has not been determined and cannot be reasonably estimated. To the best of the Company's knowledge, the investigation by the state environmental agency has not been active for several years. The costs incurred by the Company with respect to this matter have been minimal.



     The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products and was transferred to a wholly owned subsidiary of the Company in connection with the Exchange Transaction. Diversified Products previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, Diversified Products discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the negotiation of the Exchange Transaction, Roadmaster and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and Roadmaster entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by Diversified Products except for the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Company has a reserve of approximately $1.9 million to cover any environmental liabilities resulting from its ownership of the Opelika Property or its obligations under the Indemnity Agreement.


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

- ---------------

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

- ---------------

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

- ---------------

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


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

                         INDEX OF FINANCIAL STATEMENTS

     The following consolidated financial statements of The Actava Group Inc. and subsidiaries are included in Item 8:

                                                                                    PAGE
                                                                                    -----
    Report of Independent Auditors................................................  F-3
    Consolidated Balance Sheets as of December 31, 1994 and 1993..................  F-4
    Consolidated Statements of Operations for the years ended December 31, 1994,
      1993
      and 1992....................................................................  F-5
    Consolidated Statements of Cash Flows for the years ended December 31, 1994,
      1993
      and 1992....................................................................  F-6
    Consolidated Statements of Stockholders' Equity for the years ended December
      31, 1994, 1993 and 1992.....................................................  F-7
    Notes to Consolidated Financial Statements -- December 31, 1994...............  F-8
    Summary of Quarterly Earnings and Dividends...................................  F-34

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.


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


Dated: July 13, 1995

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

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

  Hedging Instruments


     At December 31, 1994, the Company had entered into several forward exchange contracts in the aggregate notional amount of $8,000,000 to effectively hedge amounts due from foreign subsidiaries. The contracts are accounted for as hedges and any gains or losses are deferred and included in the basis of the underlying transaction. The contracts matured or will mature in 1995. Termination of these forward exchange contracts at December 31, 1994 would require the Company to make cash payments of $39,000, based on quoted market prices of comparable contracts or current settlement values. The table below summarizes by currency the contractual amounts of the Company's forward exchange contracts at December 31, 1994:



                                                               FORWARD
                                                               EXCHANGE          UNREALIZED
                                                              CONTRACTS          GAIN/(LOSS)
                                                              ----------         -----------
    Belgian Franc...........................................  $1,400,000          $  (9,000)
    French Franc............................................   2,600,000             (9,000)
    Deutschemark............................................   2,600,000            (17,000)
    Pound Sterling..........................................   1,400,000             (4,000)
                                                              ----------         -----------
                                                              $8,000,000          $ (39,000)
                                                               =========          =========


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


  Environmental Costs



     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are recorded as current expenses. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and when the cost can be reasonably estimated.


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


     Former subsidiaries of the Company handled and stored various materials in the normal course of business that have been classified as hazardous by various Federal, state and local regulatory agencies and for which the Company may be liable. As of December 31, 1994, the Company is continuing to participate in testing or is conducting tests at the sites where these materials were stored and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations, but an estimate of costs exceeding those previously recognized cannot be made at this time.



     The Company, through a wholly owned subsidiary, presently owns real property in Opelika, Alabama which was previously owned by DP, a former subsidiary of the Company. DP previously stored cement, sand and mill scale materials needed for or resulting from the manufacture of exercise weights on the property. Although these materials have not been determined to be hazardous by a regulatory agency, the Company is involved in a cleanup of this site. The Company cannot predict with certainty the total cost of this cleanup; however, based upon, among other things, past experience and preliminary site studies, the Company presently believes total costs will be approximately $1.9 million. A reserve of this amount has been recorded to provide for these cleanup costs. The Company is not entitled to any recoveries for these costs from any other party. Although this liability has been recorded currently, cleanup expenditures generally are incurred over an extended period of time and the Company expects the cleanup of this site to take several years. Cleanup expenditures related to this site were approximately $10,000 for the year ended December 31, 1994.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

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