Form 10-Q
period 1995-06-30
ACTAVA GROUP INC
filed 1995-08-03
CIK 39547

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JUNE 30, 1995

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER 1-5706

                               ----------------

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

                               ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                  -----      -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995 -- 17,346,726 shares of Common Stock.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      1995            1994
                                                                                  -----------      ----------
                     ASSETS                                                       (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $  29,279        $  47,916
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .           9,572           14,321
  Receivables (less allowances for doubtful accounts
    of $7,564 in 1995 and $6,851 in 1994) . . . . . . . . . . . . . . . . .         109,938          132,948
  Note receivable from Eastman Kodak Company (less
    allowance for unearned discount of $618 in 1995
    and $3,635 in 1994) . . . . . . . . . . . . . . . . . . . . . . . . . .          49,382           96,365
  Note receivable from Metromedia Company . . . . . . . . . . . . . . . . .          53,795           32,395
  Current portion of note receivable from Triton Group Ltd. . . . . . . . .           5,000            6,250
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          36,276           13,403
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,270            7,384
  Future income tax benefits  . . . . . . . . . . . . . . . . . . . . . . .           6,709            6,911
                                                                                  ---------        ---------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .         307,221          357,893
Investment in Roadmaster Industries, Inc. . . . . . . . . . . . . . . . . .          65,555           68,617
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .          72,624           74,902
  Less allowances for depreciation  . . . . . . . . . . . . . . . . . . . .         (39,753)         (40,005)
                                                                                  ---------        ----------
                                                                                     32,871           34,897
Notes receivable from Triton Group Ltd. (less current portion)  . . . . . .          14,226           16,726
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,011           15,013
Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             955              633
                                                                                  ---------        ---------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 426,839        $ 493,779
                                                                                  =========        =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other current liabilities  . . . .       $  85,654        $  91,653
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,692           64,573
  Current portion of long-term and subordinated debt  . . . . . . . . . . .           4,124           34,244
  Redeemable common stock . . . . . . . . . . . . . . . . . . . . . . . . .              --           12,000
                                                                                  ---------        ---------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . .         155,470          202,470
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           6,709            6,911
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,254            2,547
  Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         154,420          157,193
STOCKHOLDERS' EQUITY
  Common stock (22,767,485 shares in 1995 and 1994) . . . . . . . . . . . .          22,768           22,768
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,705           35,482
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         156,385          173,639
  Less treasury stock--at cost (5,420,759 shares in 1995
    and 5,490,327 shares in 1994) . . . . . . . . . . . . . . . . . . . . .        (105,872)        (107,231)
                                                                                  ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .         107,986          124,658
                                                                                  ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $ 426,839        $ 493,779
                                                                                  =========        =========

                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                   -----------------------      ---------------------
                                                                     1995          1994           1995        1994
                                                                     ----          ----           ----        ----
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 41,786       $ 123,943    $  98,848     $ 279,214
Operating costs and expenses
  Cost of products sold . . . . . . . . . . . . . . . . . . .       34,122         105,417       78,426       233,488
  Selling, general and administrative expenses  . . . . . . .       13,218          21,493       28,672        48,930
  Provision for doubtful accounts . . . . . . . . . . . . . .          832             728        1,116           978
                                                                  --------       ---------    ---------     ---------
         OPERATING LOSS . . . . . . . . . . . . . . . . . . .       (6,386)         (3,695)      (9,366)       (4,182)
Interest (expense)  . . . . . . . . . . . . . . . . . . . . .       (5,347)         (7,463)     (10,903)      (14,822)
Other income (expense) -- net . . . . . . . . . . . . . . . .        2,245             797        4,473           741
                                                                  --------       ---------    ---------     ---------
LOSS BEFORE INCOME TAXES, INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .       (9,488)        (10,361)     (15,796)      (18,263)
Income taxes (benefit)  . . . . . . . . . . . . . . . . . . .           --            (188)          --            --
                                                                  --------       ---------    ---------     ---------
LOSS BEFORE INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .       (9,488)        (10,173)     (15,796)      (18,263)
Loss from equity investment in Roadmaster Industries, Inc.  .       (2,335)             --       (3,062)           --
                                                                  --------       ---------    ---------     ---------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .      (11,823)        (10,173)     (18,858)      (18,263)
Loss from discontinued operations . . . . . . . . . . . . . .           --         (36,110)          --       (40,693)
                                                                  --------       ---------    ---------     ---------
NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . .     $(11,823)      $ (46,283)   $ (18,858)    $ (58,956)
                                                                  ========       =========    =========     =========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Continuing operations . . . . . . . . . . . . . . . . . . .     $   (.68)      $    (.56)   $   (1.07)    $   (1.02)
  Discontinued operations . . . . . . . . . . . . . . . . . .     $     --       $   (1.98)   $      --     $   (2.27)
                                                                  --------       ---------    ---------     ---------
  Primary and fully diluted . . . . . . . . . . . . . . . . .     $   (.68)      $   (2.54)   $   (1.07)    $   (3.29)
                                                                  ========       =========    =========     =========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES . . . . . . . . .       17,342          18,197       17,594        17,918
                                                                  ========       =========    =========     =========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                     INCREASE (DECREASE) IN CASH
                                                                                     ---------------------------
                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                     ---------------------------
                                                                                       1995               1994
                                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations . . . . . . . . . . . . . . . . . . .        $(18,858)           $ (18,263)
  Items providing cash from continuing operating activities . . . . . . . .           8,837               46,157
                                                                                   --------            ---------
    Net cash provided (used) in continuing operations . . . . . . . . . . .         (10,021)              27,894

  Loss from discontinued operations . . . . . . . . . . . . . . . . . . . .              --              (40,693)
  Items providing cash from discontinued operations . . . . . . . . . . . .              --               29,363
                                                                                   --------            ---------
    Net cash used in discontinued operations  . . . . . . . . . . . . . . .              --              (11,330)
                                                                                   --------            ---------
    Net cash provided (used) in all operations  . . . . . . . . . . . . . .         (10,021)              16,564
                                                                                   --------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments (maturities over 90 days)  . . . . . . . . . . .              --              (52,584)
  Sales of investments (maturities over 90 days)  . . . . . . . . . . . . .           5,381               51,232
  Net sales of other investments  . . . . . . . . . . . . . . . . . . . . .              --                 (935)
  Payments for property, plant and equipment  . . . . . . . . . . . . . . .          (1,985)             (19,552)
  Proceeds from disposals of property, plant and equipment  . . . . . . . .               1                4,362
  Collections on notes receivable . . . . . . . . . . . . . . . . . . . . .             301                  483
  Collections from Triton Group Ltd.  . . . . . . . . . . . . . . . . . . .           3,750                2,500
  Collection from Eastman Kodak Company . . . . . . . . . . . . . . . . . .          50,000                   --
  Loans to Metromedia Company . . . . . . . . . . . . . . . . . . . . . . .         (21,400)                  --
  Other investing activities -- net . . . . . . . . . . . . . . . . . . . .            (970)              (3,750)
                                                                                   --------            ---------
    Net cash provided by (used in) investing activities . . . . . . . . . .          35,078              (18,244)
                                                                                   --------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings under short-term bank agreements . . . . . . . . . . . . .           1,119              (27,617)
  Borrowings under long-term debt agreements  . . . . . . . . . . . . . . .             101              228,000
  Payments on long-term debt agreements . . . . . . . . . . . . . . . . . .            (362)            (194,470)
  Payments of subordinated debt . . . . . . . . . . . . . . . . . . . . . .         (33,152)              (3,000)
  Proceeds from issuance of Actava common stock . . . . . . . . . . . . . .             600                4,462
  Payment on redeemable common stock  . . . . . . . . . . . . . . . . . . .         (12,000)                  --
  Cash dividends paid by Qualex to minority interest  . . . . . . . . . . .              --              (10,450)
                                                                                   --------            ---------
    Net cash used in financing activities . . . . . . . . . . . . . . . . .         (43,694)              (3,075)
                                                                                   --------            ---------

  Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .         (18,637)              (4,755)
  Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          47,916               18,770
                                                                                   --------            ---------
    Cash and cash equivalents at June 30  . . . . . . . . . . . . . . . . .        $ 29,279            $  14,015
                                                                                   ========            =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.
These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

PHOTOFINISHING TRANSACTION AND DISCONTINUED OPERATION

        Qualex Inc. is a photofinishing business formed in March 1988 by the combination of Actava's photofinishing operations with the domestic photofinishing operations of Eastman Kodak Company. Prior to June 30, 1994, Actava owned 51% of the voting stock of Qualex, was entitled to and elected a majority of the members of the Board of Directors of Qualex, and had the ability through its control of the Board of Directors to declare dividends, remove the executive officers of Qualex and otherwise direct the management and policies of Qualex, except for policies relating to certain designated actions requiring the consent of at least one member of the Board of Directors of Qualex designated by Kodak. Because of these rights, the Company believes that it had effective unilateral control of Qualex which was not temporary during the period from 1988 until the second quarter of 1994. As a result, the Company consolidated the results of operations of Qualex with the results of operations of the Company for periods ending prior to June 30, 1994 and presented Kodak's portion of the ownership and equity in the income of Qualex as a minority interest.

        In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex are reported in the accompanying reclassified statements of operations under discontinued operations. On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note provided for two installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note does not bear interest, the Company discounted the value of the note to $92,832,000 and will record imputed interest income of $7,168,000 over the term of the note. Approximately $3,500,000 of imputed interest income was recorded during 1994. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on the sale of Qualex. The Company received $50,000,000 under the promissory note on February 13, 1995.

        No assets and liabilities for Qualex are included in the Company's balance sheet at December 31, 1994 due to the sale of the Company's interest in Qualex on August 12, 1994.

        During the second quarter of 1994, the Company began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, the Company made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. The Company's statement of operations for the three and six month periods ended June 30, 1994 has been restated to reflect Qualex as a discontinued operation. The results of Qualex for these periods are as follows (in thousands):

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30, 1994               JUNE 30, 1994
                                                           -----------------           -----------------
        Net sales   . . . . . . . . . . . . . . . . . . . .      $185,563                   $333,970
        Operating expenses  . . . . . . . . . . . . . . . .       179,742                    342,134
                                                                 --------                   --------
        Operating profit (loss)   . . . . . . . . . . . . .         5,821                     (8,164)
        Interest expense  . . . . . . . . . . . . . . . . .         4,633                      8,582
        Other expense   . . . . . . . . . . . . . . . . . .            38                        439
                                                                 --------                   --------
        Income (loss) before taxes  . . . . . . . . . . . .         1,150                    (17,185)
        Income taxes (benefit)  . . . . . . . . . . . . . .        (2,346)                   (11,514)
                                                                 --------                   --------
        Net income (loss) from discontinued
          operations before minority interest   . . . . . .         3,496                     (5,671)
        Minority interest   . . . . . . . . . . . . . . . .        (1,748)                     2,836
                                                                 --------                   --------
        Net income (loss) from
          discontinued operations   . . . . . . . . . . . .      $  1,748                   $ (2,835)
                                                                 ========                   ========

ACCOUNTS AND NOTES RECEIVABLE

        Receivables from sales of Actava's lawn and garden products amounted to $106,929,000 at June 30, 1995 and $137,815,000 at December 31, 1994. The
receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk resulting from the common business of the customers are limited due to the number of customers comprising the customer base and their geographic location. Ongoing credit evaluations of customers' financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

TRITON GROUP LTD. LOAN

        At June 30, 1995 and December 31, 1994, the Company had a $19,226,000 and a $22,976,000 note receivable, respectively, from Triton Group Ltd. ("Triton") secured by 2,932,884 shares and 3,690,998 shares of Actava Common Stock, respectively. The note receivable relates to a loan originally made to Triton in 1991. The loan agreement evidencing the loan has been amended on several occasions. The loan agreement, as amended, provides for quarterly principal payment installments of $1,250,000 due on the last day of each quarter of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The loan bears interest at prime plus 2 1/2% over the term of the loan. Pursuant to the terms of the loan agreement, 758,114 shares of Actava Common Stock were released to Triton during the six month period ended June 30, 1995 and an additional 320,900 shares have been released as of July 24, 1995. At July 24, 1995, the 2,611,984 shares of Actava Common Stock pledged as security for the loan had a market value of approximately $36,600,000 as compared to the loan balance of $19,226,000. In the opinion of management, the shares held as collateral are, and will continue to be, sufficient to provide for realization of the loan.

METROMEDIA COMPANY LOAN

        On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling"), and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). Metromedia Company ("Metromedia") and its affiliates control in excess of 50% of the voting power of both Orion and MITI. Pursuant to the letters of intent, the Company and Metromedia entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which the Company agreed to make loans to Metromedia in an amount not to exceed an aggregate of $55 million. Under the terms of the Credit Agreement, Metromedia agreed to use the proceeds of the loans to make advances to or to pay obligations on behalf of Orion, Sterling and MITI. All loans made by the Company to Metromedia under the Credit Agreement are secured by shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, a general partner of Metromedia has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than the Company terminates discussions relating to the Proposed Metromedia Transaction. All loans were originally scheduled to be due and payable on April 12, 1995. On April 12, 1995, the Company and the other parties to the Proposed Metromedia Transaction entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of each of Orion, Sterling and MITI into and with the Company. In addition, the maturity date of the loans was extended until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. The outstanding balance under the Credit Agreement as of June 30, 1995 was $53,795,000.

INVENTORIES

        Inventory balances are summarized as follows (in thousands):

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1995             1994
                                                                                   --------         --------
         Finished goods and goods purchased for resale  . . . . . . . . . . .       $ 33,548        $ 12,618
         Raw materials and supplies . . . . . . . . . . . . . . . . . . . . .         18,051          15,395
                                                                                    --------        --------
                                                                                      51,599          28,013
         Reserve for LIFO cost valuation  . . . . . . . . . . . . . . . . . .        (15,323)        (14,610)
                                                                                    --------        --------
                                                                                    $ 36,276        $ 13,403
                                                                                    ========        ========

         Work in process is not considered significant.

         During 1994, certain inventory quantities were reduced resulting in a liquidation of LIFO inventory quantities which were carried at lower costs prevailing in prior years as compared with the cost of current year purchases. During 1994, the utilization of this lower cost inventory decreased the Company's net loss by approximately $1,200,000 and decreased the loss per share of common stock by $.07.

INVESTMENT IN ROADMASTER INDUSTRIES, INC.

         On December 6, 1994, the Company transferred ownership of its four sporting goods subsidiaries to Roadmaster Industries, Inc. ("Roadmaster") in exchange for 19,169,000 shares of Roadmaster's Common Stock. As of December 31, 1994, the Company owned approximately 39% of the issued and outstanding shares of Roadmaster's Common Stock based on approximately 48,600,000 shares of Roadmaster's Common Stock outstanding. The four Actava subsidiaries transferred to Roadmaster were Diversified Products Corporation, Hutch Sports USA Inc., Nelson/Weather-Rite, Inc. and Willow Hosiery Company, Inc. No gain or loss was recognized for this nonmonetary transaction. The Company's initial investment in Roadmaster was recorded at approximately $68,300,000 and is accounted for by the equity method.

         The excess of the Company's investment in Roadmaster over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at June 30, 1995 and December 31, 1994 was $28,493,000 and $28,855,000,
respectively.

         The quoted market value of the Company's investment in Roadmaster common stock as of December 31, 1994, was $3.625 per share or a total value of $69,488,000 and as of June 30, 1995, was $3.00 per share or a total value of $57,507,000.

         Summarized financial information for Roadmaster is shown below (in thousands):

                                                              ROADMASTER INDUSTRIES, INC.
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              ------------------------            ----------------------
                                           JULY 1, 1995      JULY 2, 1994     JULY 1, 1995      JULY 2, 1994
                                           ------------      ------------     ------------      ------------
   Net sales  . . . . . . . . . . .            $172,713          $102,566        $348,259         $200,854
   Gross profit . . . . . . . . . .              19,778            15,623          43,735           28,775
   Net income . . . . . . . . . . .              (5,579)            1,053          (7,056)           1,835


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

REDEEMABLE COMMON STOCK

         Redeemable Common Stock represents 1,090,909 shares of the Company's Common Stock which were issued in connection with the acquisition of substantially all the assets and liabilities of Diversified Products Corporation ("DP") on June 8, 1993. The Company acquired substantially all the assets of DP for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which could provide the seller the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The additional payments of cash or the issuance of additional shares would not have increased the cost of DP; any subsequent payment or issuance would only have affected the manner in which the total purchase price was recorded by Actava.

The shares of the Company's Common Stock issued in connection with the acquisition of DP were redeemed on February 17, 1995 for $12,000,000.

INCOME TAXES

         Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the three and six month periods ended June 30, 1995, the Company has not recognized a tax benefit for its losses due to limitations from prior period recognition. For the three month period ended June 30, 1994 the Company reported a $188,000 tax benefit which reduced the 1994 year-to-date tax expense to zero.

         During the year, the Company provides for income taxes using anticipated effective annual tax rates for all Company operations. The rates are based on expected operating results for the year, estimated permanent differences between book and tax income, and estimated utilization of any net operating loss carryovers.

LITIGATION

         In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc. (predecessor of Triton Group Ltd.), which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its then current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things, that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger or acquisition candidate. These three suits were consolidated on May 1, 1991 into a lawsuit captioned In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. These lawsuits continue to be in the discovery stage. No significant events occurred with respect to these lawsuits during 1994 or the first six months of 1995.

         On November 30, 1993, a lawsuit was filed by the Department of Justice ("DOJ") against American Seating Company ("American Seating"), a former subsidiary of Actava, in the United States District Court for the Western District of Michigan. The lawsuit was captioned United States v. American Seating Co., Civil Action No. 1:93-CV-956. Pursuant to an asset purchase agreement between Actava and Amseco Acquisition, Inc., dated July 15, 1987, Actava assumed the obligation for certain liabilities incurred by American Seating arising out of litigation or other disputes involving events occurring on or before June 22, 1987. The DOJ alleged among other things that American Seating failed to disclose certain information relating to its price discount practices that it contends was required in an offer submitted by American Seating to the General Services Administration for possible contracts for sales of systems furniture and related services. The complaint sought recovery of unspecified single and treble damages, penalties, costs and prejudgment and post-judgment interest which could have exceeded $10,000,000 in total. This case was settled on May 3, 1995 after the Company paid $800,000 on behalf of American Seating. The amount of the payment was agreed to by the Company based on a mediation panel's recommendation.

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

CONTINGENT LIABILITIES AND COMMITMENTS

         Actava, on behalf of its Snapper Division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At June 30, 1995 and December 31, 1994, there were approximately $34,291,000 and $29,449,000, respectively, outstanding under these floor plan financing arrangements.

         Actava is contingently liable under various guarantees of debt totaling approximately $5,695,000. The debt is primarily Industrial Revenue Bonds which were issued to finance the manufacturing facilities and equipment of subsidiaries disposed of in earlier years, and is secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, Actava received lending institution guarantees or bank letters of credit to support Actava's contingent obligations. There are no material defaults on the debt agreements.

         Actava is contingently liable under various real estate leases of subsidiaries which were sold in prior years. The total future payments under these leases, including real estate taxes, is estimated to be approximately $2,600,000. The leased properties generally have financially sound subleases.

         Former subsidiaries of the Company handled and stored various materials in the normal course of business that have been classified as hazardous by various Federal, state and local regulatory agencies and for which the Company may be liable. As of June 30, 1995, the Company is continuing to participate in conducting tests at the sites where these materials were stored and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations, but an estimate of costs exceeding those previously recognized cannot be made at this time.

         The Company, through a wholly owned subsidiary, presently owns real property in Opelika, Alabama which was previously owned by DP, a former subsidiary of the Company. DP previously stored cement, sand and mill scale materials needed for or resulting from the manufacture of exercise weights on the property. Although these materials have not been determined to be hazardous by a regulatory agency, the Company is investigating cleanup alternatives for this site. The Company cannot predict with certainty the total cost of this cleanup; however, based upon, among other things, past experience and preliminary site studies, the Company presently believes total costs will be approximately $1.9 million. A reserve of this amount has been recorded to provide for these cleanup costs. The Company is not entitled to any recoveries for these costs from any other party. Although this liability has been recorded currently, cleanup expenditures generally are incurred over an extended period of time and the Company expects the cleanup of this site to take several years. Cleanup expenditures related to this site have totaled approximately $10,000 as of June 30, 1995.

         At June 30, 1995, approximately $5,000,000 of the Company's cash was pledged to secure a Snapper credit line.

         Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. At June 30, 1995, non-cancelable commitments under these agreements amounted to approximately $6,700,000.

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

CONSOLIDATED CONTINUING OPERATIONS

         The following table presents a summary of the consolidated results of continuing operations of the Company for the periods indicated:


                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                          ---------------------------               -------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $41,786      $123,943     $(82,157)      $98,848      $279,214      $(180,366)
Gross profit  . . . . . . . . .         7,664        18,526      (10,862)       20,422        45,726        (25,304)
Gross profit %  . . . . . . . .          18.3%         14.9%          --          20.7%         16.4%            --

S, G & A  . . . . . . . . . . .        14,050        22,221       (8,171)       29,788        49,908        (20,120)
Operating loss  . . . . . . . .        (6,386)       (3,695)      (2,691)       (9,366)       (4,182)        (5,184)
Interest expense  . . . . . . .         5,347         7,463       (2,116)       10,903        14,822         (3,919)
Other income (expenses) . . . .         2,245           797        1,448         4,473           741          3,732
Income taxes (benefit)  . . . .            --          (188)         188            --            --             --
Loss from equity investment . .        (2,335)           --       (2,335)       (3,062)           --         (3,062)
Loss from continuing operations       (11,823)      (10,173)      (1,650)      (18,858)      (18,263)          (595)


Three Months Ended June 30, 1995 and 1994

         The Company's consolidated sales decrease of 66.3% for the quarter ended June 30, 1995 compared to the same 1994 quarter is principally attributable to the sale of the Company's four sporting goods companies to Roadmaster in December 1994. Sales of $68.5 million for those companies are reflected for the 1994 period while the 1995 period includes only sales for the Company's remaining operations. In addition, the Company's Snapper Division experienced a $13.7 million decrease in sales for the 1995 period as compared to the 1994 period. This decrease at Snapper resulted from the implementation by Snapper of a dealer direct sales program which resulted in the repurchase of certain finished goods from distributors. The dealer direct program will replace sales to some independent distributors in selected markets with sales to Snapper dealers formerly serviced by the distributors. Snapper also experienced lower factory production and sales to distributors because of decreased retail sales.

         The 58.6% decrease in consolidated gross profit dollars is principally the result of the December 1994 sale of the sporting goods companies because $8.7 million of gross profit from these companies was included in the 1994 quarter while the 1995 quarter reflects the post-sale results for the Company. Consolidated gross profit dollars also decreased because Snapper's gross profit dollars declined by $2.2 million due to its sales decrease. The change in the consolidated gross profit percentage is primarily due to the sale of the sporting goods companies. Snapper's gross profit percentage changed only slightly for the 1995 and 1994 quarters.

         The decrease in consolidated selling, general and administrative expenses, which include provisions for doubtful accounts and employee termination costs, is primarily attributable to the December 1994 sale of the Company's four sporting goods companies. Approximately $9.2 million of such expenses were included for those companies in the 1994 quarter. Snapper's selling, general and administrative expenses for this quarter increased by 12.9% from the 1994 quarter.

         For the quarter ended June 30, 1995, the Company's consolidated operating loss of $6.4 million exceeds the same 1994 quarter operating loss of $3.7 million primarily due to the decrease in Snapper's 1995 gross profit which resulted from reduced sales and higher selling, general and administrative expenses. The 1994 period included an operating loss of $558,000 for the sporting goods companies which were sold in December 1994.

         The 28.4% decrease in consolidated interest expense for the 1995 quarter is due to $1.3 million of interest expense which was reflected in the 1994 quarter for the four sporting goods companies sold in December 1994 and $877,000 of interest expense reported in the 1994 quarter for the Swiss Franc Bonds which were retired before the 1995 quarter. The interest expense for the remaining operations for the 1995 quarter was substantially equivalent to the 1994 quarter.

         The increase in other income for the 1995 quarter as compared to the 1994 quarter is primarily attributable to additional investment income in 1995 and the interest income on the Kodak and Metromedia notes reported by the Company during 1995. See "Photofinishing Transaction and Discontinued Operations" and "Metromedia Company Loan" in Notes to Consolidated Financial Statements.

Six Months Ended June 30, 1995 and 1994

         The Company's consolidated sales decrease of 64.6% for the six month period ended June 30, 1995 compared to the same 1994 period is primarily attributable to the sale of the Company's four sporting goods companies to Roadmaster in December 1994. Sales of $149 million for those companies are reflected in the 1994 period while the 1995 period includes only sales for the Company's remaining operations. In addition, the Company's Snapper Division experienced a $31.3 million decrease in sales during the 1995 period compared to the 1994 period. This decrease resulted from the fact that Snapper's distributors accelerated their purchases of Snapper products during December 1994 in order to build their inventories prior to the implementation by Snapper of price increases in 1995, the implementation by Snapper of a dealer direct sales program which resulted in the repurchase of certain finished goods from distributors and lower factory production and sales to distributors because of decreased retail sales.

         The 55.3% decrease in consolidated gross profit dollars is principally the result of the December 1994 sale of the sporting goods companies because $19.2 million of gross profit from these companies was included in the 1994 period while the 1995 period reflects the post-sale results for the Company. Consolidated gross profit dollars also decreased because Snapper's gross profit dollars declined by $6.1 million due to its sales decrease. The change in the consolidated gross profit percentage is primarily due to the sale of the sporting goods companies. Snapper's gross profit percentage remained substantially constant for the 1995 and 1994 periods.

         The 40.3% decrease in consolidated selling, general and administrative expenses, which include provisions for doubtful accounts and employee termination costs, is primarily attributable to the December 1994 sale of the Company's four sporting goods companies. Approximately $18.9 million of such expenses were included for those companies in the 1994 period. In addition, a non-recurring provision of $1.3 million for employee termination costs was included in the 1994 first quarter selling, general and administrative expense.

         For the six months ended June 30, 1995, the Company's consolidated operating loss of $9.4 million exceeds the 1994 period operating loss of $4.2 million due in part to the 23% decrease in Snapper's 1995 gross profit resulting from reduced sales and a 2.6% increase in Snapper's selling, general and administrative expenses, as compared to the 1994 period. In addition, the 1994 period included as operating profit $305,000 for the sporting goods companies which were sold in December 1994.

         The 26.4% decrease in consolidated interest expense for the 1995 period is principally due to $2.6 million of interest expense which was reflected in the 1994 period for the four sporting goods companies sold in December 1994 and $1.5 million of interest expense reported in the 1994 period for the Swiss Franc Bonds. The interest expense for the remaining operations for the 1995 period was substantially equivalent to the same 1994 period.

         The increase in other income for the 1995 period as compared to the 1994 period is primarily attributable to additional investment income in 1995 and the interest income on the Kodak and Metromedia notes reported by the Company during 1995. See "Photofinishing Transaction and Discontinued Operations" and "Metromedia Company Loan" in Notes to Consolidated Financial Statements.

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

         Loss from equity investment of $2.3 million and $3.1 million is reported for the Company's investment in Roadmaster for the second quarter of 1995 and the 1995 year-to-date period, respectively. This represents the Company's approximate 39% share of Roadmaster's net loss for the three and six month periods ended June 30, 1995. In December 1994, the Company received shares of Roadmaster Common Stock in exchange for the Company's investment in four sporting goods companies. See "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

         As a result of the items described above, the Company reported a net loss of $11.8 million for the second quarter of 1995 and a net loss of $18.9 million for the six months ended June 30, 1995. The Company reported a loss from continuing operations of $10.2 million and a loss from discontinued operations of $36.1 million, resulting in a net loss of $46.3 million for the second quarter of 1994. For the six months ended June 30, 1994, the Company reported a loss from continuing operations of $18.3 million and a loss from discontinued operations of $40.7 million, resulting in a net loss of $59 million.

LAWN AND GARDEN


                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                          ---------------------------               -------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $41,786       $55,460     $(13,674)      $98,848      $130,169       $(31,321)
Gross profit  . . . . . . . . .         7,664         9,840       (2,176)       20,422        26,527         (6,105)
Gross profit %  . . . . . . . .          18.3%         17.7%          --          20.7%         20.4%            --
S, G, & A . . . . . . . . . . .        11,482        10,168        1,314        24,772        24,152            620
Operating profit (loss) . . . .        (3,818)         (328)      (3,490)       (4,350)        2,375         (6,725)


Three Months Ended June 30, 1995 and 1994

         The 24.7% decrease in Snapper's 1995 second quarter sales as compared to the same 1994 quarter is in part attributable to the repurchase by Snapper of certain finished goods previously sold to distributors. Snapper repurchased the goods in connection with the implementation of its dealer direct program. Under this program, Snapper, in selected regions, is selling products directly to dealers. The repurchases resulted in sales reductions of $3.7 million for the quarter. The repurchased products will be sold to dealers during 1995 or early 1996. Snapper also experienced lower factory production and sales to distributors because of reduced retail sales demand which is believed to be the result of adverse weather conditions in specific geographic regions and due to Snapper's continued program to reduce retail inventories to optimum levels.

         The 22.1% decrease in 1995 second quarter gross profit dollars as compared to the 1994 second quarter is directly attributable to the $13.7 million sales decrease experienced for the quarter. Snapper's 1995 second quarter gross profit percentage increased to 18.3% from 17.7% for the comparable 1994 quarter.

         Selling, general and administrative expenses increased by 12.9% from the second quarter of 1994, a $1.3 million increase from $10.2 million to $11.5 million. This increase is principally due to the timing of various cooperative advertising program expenses.

         Snapper experienced an operating profit decrease of $3.5 million for the 1995 second quarter as compared to the 1994 second quarter as a result of the $2.2 million decrease in gross profit dollars and the $1.3 million increase in selling, general and administrative expenses.

Six Months Ended June 30, 1995 and 1994

         The 24.1% decrease in Snapper's 1995 period sales as compared to the same 1994 period is attributable to the acceleration of purchases by Snapper's distributors in December of 1994 in anticipation of 1995 price increases and the repurchase of certain finished goods sold in prior periods to distributors as Snapper continues to implement, in selected areas, its program to sell products directly to dealers. In implementing dealer direct sales, Snapper repurchased certain distributor finished goods inventory which resulted in sales reductions of $8.8 million for the six month period. The repurchased products will be sold to dealers during 1995 or early 1996. Snapper also experienced lower factory production and sales to distributors due to decreased retail sales demand which is believed to be the result of adverse weather conditions in specific geographic regions.

         Management anticipates that Snapper will not be profitable in the third or fourth quarters of 1995 or for the full year as it continues on a selected basis to repurchase certain finished goods from distributors for resale to dealers in subsequent periods and to control factory production to less than retail demand in order to reduce retail inventories to optimum levels. In addition, Snapper is planning enhanced retail sales promotions in the second half of 1995 in order to improve sales to consumers and reduce inventory levels. Management believes that these actions will benefit Snapper's operating and financial performance significantly in the future.

         The 23% decrease in the 1995 period gross profit dollars as compared to the 1994 period is directly attributable to the $31.3 million sales decrease experienced for the 1995 period. Snapper's gross profit percentage remained substantially constant for the comparable periods.

         Selling, general and administrative expenses increased by 2.6% in the 1995 period as compared to the 1994 period, a $620,000 increase from $24.2 million to $24.8 million.

         Snapper experienced an operating profit decrease of $6.7 million for the 1995 period as compared to the 1994 period as a result of the $6.1 million decrease in gross profit dollars and the $620,000 increase in selling, general and administrative expenses.

SPORTING GOODS


                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                          ---------------------------               -------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $    --       $68,483     $(68,483)      $    --      $149,045      $(149,045)
Gross profit  . . . . . . . . .            --         8,686       (8,686)           --        19,199        (19,199)
Gross profit %  . . . . . . . .            --          12.7%          --            --          12.9%            --
S, G, & A . . . . . . . . . . .            --         9,244       (9,244)           --        18,894        (18,894)
Operating profit (loss) . . . .            --          (558)         558            --           305           (305)

Loss from equity investment . .        (2,335)           --       (2,335)       (3,062)           --         (3,062)



         The four companies which formerly comprised the Company's sporting goods segment were combined with Roadmaster on December 6, 1994. See "Equity Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements. Roadmaster, through its operating subsidiaries, is a manufacturer of bicycles, fitness equipment and toy products in the United States. The Company consolidated the results of operations of its four sporting goods companies with the results of operations of the Company for periods ending prior to December 6, 1994. Income or loss from the Company's equity investment in Roadmaster is reported for periods ending after December 6, 1994. The loss of $2.3 million reflected in net income for the second quarter and the year-to-date loss of $3.1 million result from the Company's approximate 39% investment in Roadmaster and is based on information received from Roadmaster. Additional information regarding Roadmaster's results of operations will be reported in Roadmaster's Current Report on Form 10-Q for the quarter ended July 1, 1995.

DISCONTINUED OPERATIONS

         In 1988, Actava combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase. This combination created a new company, Qualex, which was jointly owned by Actava and Kodak. Actava consolidated the results of operations of Qualex with the results of operations of Actava for periods ending prior to June 30, 1994. During the second quarter of 1994, Actava began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, Actava made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. Losses of $36.1 million and $40.7 million from the operations of Qualex are reflected in Actava's net loss under discontinued operations for the three and six month periods ended June 30, 1994, respectively. See "Qualex, Inc. - Discontinued Operations" in Notes to Consolidated Financial Statements.

FINANCIAL POSITION

         Actava's working capital decreased to $151.8 million at June 30, 1995 from $155.4 million at December 31, 1994 primarily due to the payment of subordinated debt sinking fund requirements. Cash and short-term investments at Actava decreased by $23.3 million to $38.9 million at June 30, 1995 from $62.2 million at December 31, 1994. Cash and short-term investments of $5 million were pledged at June 30, 1995 to secure a Snapper credit line. At December 31, 1994, $5 million of Actava's cash and short-term investments was pledged to secure a Snapper credit line and $12 million was pledged to secure a letter of credit relating to Actava's redeemable common stock.

         For the six months ended June 30, 1995, operating activities used $10 million of cash and financing activities used $43.7 million of cash. Cash flows of $35.1 million were provided by investing activities. For operating activities, accounts receivable decreased by $30.9 million, inventories increased by $22.9 million due in part to inventory repurchased by Snapper and reduced retail sales demand while accounts payable decreased by $4.5 million. Depreciation of $4 million was included in determining cash flow from operating activities.

         Financing activities during the first six months of 1995 used $43.7 million of cash, including $12 million paid for redeemable common stock, $30.2 million paid to retire the outstanding principal balance on the Company's 6% Senior Subordinated Swiss Franc Bonds and sinking fund requirements of $3 million paid on other subordinated debt, as partially offset by net borrowings of $1.1 million under short-term bank agreements.

         Investing activities during the first six months of 1995 provided $35.1 million of cash, including collections of $50 million on a note receivable from Kodak and $3.8 million on a note receivable from Triton, as partially offset by payments for plant, property and equipment (net of disposals) of $2 million and by loans to Metromedia of $21.4 million.

         Actava's subordinated debt, including the current portion, decreased from $191 million at December 31, 1994 to $158 million at June 30, 1993 due to the retirement of the outstanding principal balance of $30.2 million on the Company's 6% Senior Subordinated Swiss Franc Bonds and sinking fund requirements of $3 million paid on other subordinated debt.

         Actava is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $34.3 million was outstanding at June 30, 1995 and $29.5 million at December 31, 1994, various guaranties of debt totaling approximately $5.7 million, various real estate leases with estimated future payments of approximately $2.6 million, and various pledges of cash and short-term investments. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

         Actava's manufacturing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material during the first six months of 1995 and are not expected to be material in future years. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination. The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for all three sites. In addition, the Company has been notified that it may be a responsible party with respect to a potential environmental contamination site that is being investigated by a state environmental agency. The Company sold the business operated at the potential contamination site in 1968. The current owner of the potential contamination site has conducted a preliminary site assessment, but the Company's liability, if any, has not been determined and cannot be reasonably estimated. To the best of the Company's knowledge, the investigation by the state environmental agency has not been active for several years. The costs incurred by the Company with respect to this matter have been minimal. Actava may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. In connection with the sale of Actava's four sporting goods companies to Roadmaster, the Company assumed environmental liabilities relating to approximately 17 acres of real property formerly owned by DP and located in Opelika, Alabama. It is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

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

         Actava and Metromedia entered into the Credit Agreement on October 11, 1994, under which Actava has made and will make loans to Metromedia in an amount not to exceed $55 million. Under the terms of the Credit Agreement, Metromedia used or will use the proceeds of the loans to make advances to or pay obligations on behalf of Orion, MCEG Sterling, and MITI. All loans made by Actava to Metromedia under the Credit Agreement are secured by the shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, John W. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans made under the Credit Agreement at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than Actava terminates discussions relating to the Proposed Metromedia Transaction. All loans under the Credit Agreement were originally scheduled to be due and payable on April 12, 1995, but the Credit Agreement was amended on April 12, 1995 to extend the maturity date of the loans until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. The outstanding balance under the Credit Agreement was $32.4 million as of December 31, 1994, $53.8 million as of June 30, 1995 and $55 million as of July 24, 1995.

         In November 1991, Actava entered into a Loan Agreement with Triton, its then 25% stockholder, under which Triton could borrow up to $32 million from Actava secured by the stock in Actava owned by Triton (the "Triton Loan"). The agreement relating to the Triton Loan was modified in June 1993, pursuant to the Plan of Reorganization filed by Triton in its Chapter 11 bankruptcy proceeding. The modification reduced the interest rate on the Triton Loan, extended the maturity date from November 1994 to April 1997 and modified the mandatory payment (margin call) provisions and certain provisions in a stockholder agreement between Actava and Triton. As modified, the Triton Loan provided for quarterly payments of interest only with no scheduled principal payments due until the final maturity of the Triton Loan in April 1997. In December 1993, Triton and Actava entered into a further amendment to the agreement relating to the Triton Loan pursuant to which Triton made a principal payment of $5 million plus accrued interest on the Triton Loan, reducing the loan balance to approximately $26.7 million. In addition, the December 1993 amendment provided for quarterly principal payments of $1.25 million commencing March 31, 1994 and modified the mandatory payment (margin call) provisions of the loan. As of June 30, 1995, the outstanding balance under the Triton Loan was $19.2 million.

         Actava has not paid a dividend to its stockholders since the fourth quarter of 1993.

         Actava, excluding Snapper, had $38.5 million of unpledged cash and short-term investments as of December 31, 1994 and $24.8 million of unpledged cash and short-term investments as of June 30, 1995. The change in Actava's unpledged cash and short-term investments from December 31, 1994 to June 30, 1995 is primarily due to the net effect of the collection of $50 million on the Kodak note, collections of principal and interest of $5.6 million on the Triton Loan, payments of $34.9 million for principal and interest in connection with the retirement of Actava's 6% Senior Subordinated Swiss Franc Bonds, loans of $21.4 million to Metromedia under the Credit Agreement, and other debt related payments of $7.5 million. The amount of unpledged cash and short-term investments referred to above excludes the remaining amount due to Actava from Kodak in connection with the sale of Qualex and the amounts due to Actava from Metromedia under the Credit Agreement. Actava's Snapper Division is restricted by financial covenants in its credit agreement from paying Actava more than 70% of its net income. The Company has a domestic captive insurance subsidiary chartered by the Georgia State Insurance Department which is required to maintain invested funds in an amount not less than certain minimum reserve and paid-in capital stock requirements of approximately $10 million.

         Actava uses its existing cash and short-term investments, as well as dividends from its subsidiaries and payments on the Triton Loan, to provide for items such as operating expense payments and debt service. For 1995, Actava, excluding Snapper, has debt service payments of approximately $9.6 million scheduled after June 30, 1995.

         As of June 30, 1995, Actava's Snapper Division had $15 million of borrowing capacity under a credit agreement which is secured by accounts receivable, inventory and other assets. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral are defined in the credit agreement; the assets potentially available as collateral total, in the aggregate, $74.9 million. Snapper's credit agreement contains financial covenants (involving tangible net worth, book net worth and other matters) with which Actava must comply to prevent a default. A default under Snapper's credit agreement would have serious adverse consequences, including the elimination of funding for the operations of Snapper, as well as the prohibition on payments to Actava by Snapper. As a result of the loss incurred by Actava in connection with the sale of Qualex, Actava obtained financial covenant amendments from its lenders so that Actava would remain in compliance with these covenants. Actava was in compliance with these covenants as of June 30, 1995, and management believes that Actava will remain in compliance with these covenants during the term of Snapper's credit agreement.

METROMEDIA MERGER

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

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended June 30, 1995 to be signed on its behalf by the undersigned hereunto duly authorized.


                                             THE ACTAVA GROUP INC.
                                        ------------------------------
                                                   Registrant



                                        /s/Frederick B. Beilstein, III
                                        ---------------------------------------
                                           Frederick B. Beilstein, III
                                           Senior Vice President and
                                           Chief Financial Officer

Dated:  August 3, 1995

PART II -- OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

                                                   Document with which       Designation of
Exhibit                                            Exhibit was previously    such Exhibit in
Number              Description                    filed with Commission     that Document
- ------  ---------------------------------------    ---------------------     -------------
11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use
           only)

(b)        Reports on Form 8-K

           (i)   On April 14, 1995, a Form 8-K was filed to report that on April 12, 1995, the Company  entered into an
                 Agreement and Plan of Merger with Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia
                 International Telecommunications, Inc. (the "Metromedia Plan").  No financial statements were filed.

           (ii)  On April 28, 1995, a Form 8-K/A Amendment Number 1 to the Form 8-K filed on April  14, 1995, was filed to report (a) the extension of due dates for loans entered into in connection with the Metromedia Plan,
                 (b) correct minor typographical errors, and (c) the commencement of a tender offer by TAC, Inc. to purchase shares of common stock of Triton Group Ltd. TAC, Inc. is a company controlled by Messrs. John
                 D. Phillips, Stuart Subotnick, and John Kluge and Triton Group Ltd. owns approximately 25.5% of the issued and outstanding shares of Actava Common Stock.

                                 EXHIBIT INDEX

Exhibit
Number                                       Description
- ------  --------------------------------------------------------------------------------------------
11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use only)