Form 10-Q
period 1995-09-30
ACTAVA GROUP INC
filed 1995-10-30
CIK 39547

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------
                                   FORM 10-Q

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO
                                           ----------    ----------

                         COMMISSION FILE NUMBER 1-5706
                                 --------------
                            THE ACTAVA GROUP INC.
           (EXACT NAME OF REGISTRANT, AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                             58-0971455
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          945 E. PACES FERRY ROAD, SUITE 2210, ATLANTA, GEORGIA 30326
             (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 (404) 261-6190
              (Registrant's telephone number, including area code)

FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT
                 4900 Georgia-Pacific Center, Atlanta, GA 30303

                            -----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                 --------   --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1995 -- 17,474,401 shares of Common Stock.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                      1995            1994
                                                                                   ----------      ----------
                                         ASSETS                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $  64,593        $  47,916
  Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . .           6,225           14,321
  Receivables (less allowances for doubtful accounts
    of $10,275 in 1995 and $6,851 in 1994)  . . . . . . . . . . . . . . . .          85,874          132,948
  Note receivable from Eastman Kodak Company (less
    allowance for unearned discount of $3,635 in 1994)  . . . . . . . . . .              --           96,365
  Note receivable from Metromedia Company . . . . . . . . . . . . . . . . .          55,000           32,395
  Current portion of note receivable from Triton Group Ltd. . . . . . . . .           5,000            6,250
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,358           13,403
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,137            7,384
  Future income tax benefits  . . . . . . . . . . . . . . . . . . . . . . .           6,600            6,911
                                                                                  ---------        ---------
         TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . .         262,787          357,893
Investment in Roadmaster Industries, Inc. . . . . . . . . . . . . . . . . .          64,507           68,617
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . .          73,362           74,902
  Less allowances for depreciation  . . . . . . . . . . . . . . . . . . . .         (41,346)         (40,005)
                                                                                  ---------        ---------
                                                                                     32,016           34,897
Notes receivable from Triton Group Ltd. (less current portion)  . . . . . .          12,976           16,726
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,706           15,013
Intangibles . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             940              633
                                                                                  ---------        ---------
         TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 380,932        $ 493,779
                                                                                  =========        =========


                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable, accrued expenses and other current liabilities  . . . .       $  82,628        $  91,653
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          49,384           64,573
  Current portion of long-term and subordinated debt  . . . . . . . . . . .           4,057           34,244
  Redeemable common stock . . . . . . . . . . . . . . . . . . . . . . . . .              --           12,000
                                                                                  ---------        ---------
         TOTAL CURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . .         136,069          202,470
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,766               --
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           6,600            6,911
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,220            2,547
  Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153,925          157,193
STOCKHOLDERS' EQUITY
  Common stock (22,767,485 shares in 1995 and 1994) . . . . . . . . . . . .          22,768           22,768
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,072           35,482
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . .         124,891          173,639
  Less treasury stock--at cost (5,293,084 shares in 1995
    and 5,490,327 shares in 1994) . . . . . . . . . . . . . . . . . . . . .        (103,379)        (107,231)
                                                                                  ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . .          78,352          124,658
                                                                                  ---------        ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . .       $ 380,932        $ 493,779
                                                                                  =========        =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                     -------------------           ------------------
                                                                     1995          1994           1995          1994
                                                                     ----          ----           ----          ----
NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 25,064        $124,497     $123,912      $403,711
Operating costs and expenses
  Cost of products sold . . . . . . . . . . . . . . . . . . .       27,183         105,711      105,609       339,199
  Selling, general and administrative expenses  . . . . . . .       23,474          18,815       52,146        67,995
  Provision for doubtful accounts . . . . . . . . . . . . . .        3,045             966        4,161         1,694
                                                                  --------        --------     --------      --------
         OPERATING LOSS . . . . . . . . . . . . . . . . . . .      (28,638)           (995)     (38,004)       (5,177)
Interest (expense)  . . . . . . . . . . . . . . . . . . . . .       (4,734)         (6,404)     (15,637)      (21,226)
Other income (expense) -- net . . . . . . . . . . . . . . . .        4,132           2,133        8,605         2,874
                                                                  --------        --------     --------      --------
LOSS BEFORE INCOME TAXES, INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .      (29,240)         (5,266)     (45,036)      (23,529)
Income taxes (benefit)  . . . . . . . . . . . . . . . . . . .           --              --           --            --
                                                                  --------        --------     --------      --------
LOSS BEFORE INCOME FROM EQUITY INVESTMENT
  AND DISCONTINUED OPERATIONS . . . . . . . . . . . . . . . .      (29,240)         (5,266)     (45,036)      (23,529)
Loss from equity investment in Roadmaster Industries, Inc.  .       (1,048)             --       (4,110)           --
                                                                  --------        --------     --------      --------
LOSS FROM CONTINUING OPERATIONS . . . . . . . . . . . . . . .      (30,288)         (5,266)     (49,146)      (23,529)
Loss from discontinued operations . . . . . . . . . . . . . .           --              --           --       (40,693)
                                                                  --------        --------     --------      --------
NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . .     $(30,288)       $ (5,266)    $(49,146)     $(64,222)
                                                                  ========        ========     ========      ========
EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  Continuing operations . . . . . . . . . . . . . . . . . . .     $  (1.71)       $   (.29)    $  (2.77)     $  (1.30)
  Discontinued operations . . . . . . . . . . . . . . . . . .     $     --        $     --     $     --      $  (2.26)
                                                                  --------        --------     --------      --------
  Primary and fully diluted . . . . . . . . . . . . . . . . .     $  (1.71)       $    (29)    $  (2.77)     $  (3.56)
                                                                  ========        ========     ========      ========

AVERAGE COMMON AND COMMON EQUIVALENT SHARES . . . . . . . . .       17,762          18,339       17,717        18,059
                                                                  ========        ========     ========      ========


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                      INCREASE (DECREASE) IN CASH
                                                                                     ------------------------------
                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     ------------------------------
                                                                                       1995                  1994
                                                                                     --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations . . . . . . . . . . . . . . . . . . .       $ (49,146)           $ (23,529)
  Items providing cash from continuing operating activities . . . . . . . .         (30,379)              48,244
                                                                                  ---------            ---------
    Net cash provided (used) in continuing operations . . . . . . . . . . .         (18,767)              24,715

  Loss from discontinued operations . . . . . . . . . . . . . . . . . . . .              --              (40,693)
  Items providing cash from discontinued operations . . . . . . . . . . . .              --               37,862
                                                                                  ---------            ---------
    Net cash used in discontinued operations  . . . . . . . . . . . . . . .              --               (2,831)
                                                                                  ---------            ---------
    Net cash provided (used) in all operations  . . . . . . . . . . . . . .         (18,767)              21,884
                                                                                  ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments (maturities over 90 days)  . . . . . . . . . . .              --              (52,584)
  Sales of investments (maturities over 90 days)  . . . . . . . . . . . . .           8,723               56,168
  Net sales of other investments (maturities less than 90 days) . . . . . .              --              (37,807)
  Payments for property, plant and equipment  . . . . . . . . . . . . . . .          (3,741)             (23,071)
  Proceeds from disposals of property, plant and equipment  . . . . . . . .               1                4,375
  Collections on notes receivable . . . . . . . . . . . . . . . . . . . . .             413                  483
  Collections from Triton Group Ltd.  . . . . . . . . . . . . . . . . . . .           5,000                3,750
  Collections from Eastman Kodak Company  . . . . . . . . . . . . . . . . .         100,000               50,000
  Loans to Metromedia Company . . . . . . . . . . . . . . . . . . . . . . .         (22,605)                  --
  Proceeds from Sienna Plantation Ltd. Partnership  . . . . . . . . . . . .           8,960                   --
  Other investing activities -- net . . . . . . . . . . . . . . . . . . . .          (2,345)              (8,164)
                                                                                  ---------            ---------
    Net cash provided by (used in) investing activities . . . . . . . . . .          94,406               (6,850)
                                                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) under short-term bank agreements  . . . . . . .         (15,189)             (37,082)
  Borrowings under long-term debt agreements  . . . . . . . . . . . . . . .             101              228,575
  Payments on long-term debt agreements . . . . . . . . . . . . . . . . . .            (396)            (195,015)
  Payments of subordinated debt . . . . . . . . . . . . . . . . . . . . . .         (33,827)              (3,750)
  Proceeds from issuance of Actava common stock . . . . . . . . . . . . . .           2,349                4,776
  Payment on redeemable common stock  . . . . . . . . . . . . . . . . . . .         (12,000)                  --
  Cash dividends paid by Qualex to minority interest  . . . . . . . . . . .              --              (10,450)
                                                                                  ---------            ---------
    Net cash used in financing activities . . . . . . . . . . . . . . . . .         (58,962)             (12,946)
                                                                                  ---------            ---------

  Increase in cash and cash equivalents . . . . . . . . . . . . . . . . . .          16,677                2,088
  Cash and cash equivalents at beginning of year  . . . . . . . . . . . . .          47,916               18,770
                                                                                  ---------            ---------
    Cash and cash equivalents at September 30 . . . . . . . . . . . . . . .       $  64,593            $  20,858
                                                                                  =========            =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     THE ACTAVA GROUP INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

        In June 1994, the Company decided to sell its interest in Qualex and engaged in negotiations with Kodak regarding the sale of such interest. Accordingly, the results of Qualex are reported in the accompanying reclassified statements of operations under discontinued operations. On August 12, 1994, Kodak purchased all of the Company's interest in Qualex and obtained a covenant not to compete and related releases from the Company in exchange for $50,000,000 in cash and a promissory note in the principal amount of $100,000,000. The promissory note provided for two installments of $50,000,000 each, without interest, on February 13, 1995 and August 11, 1995. Because the principal amount due under the note did not bear interest, the Company discounted the value of the note to $92,832,000 and recorded imputed interest income of $7,168,000 over the term of the note. Approximately $3,500,000 of imputed interest income was recorded during 1994 and the remainder was recorded in 1995. All amounts received in exchange for the covenant not to compete and release were included in the computation of the anticipated loss on the sale of Qualex. The Company received the first $50,000,000 installment under the promissory note on February 13, 1995 and the final $50,000,000 installment on August 11, 1995.

        No assets and liabilities for Qualex are included in the Company's balance sheet at December 31, 1994 due to the sale of the Company's interest in Qualex on August 12, 1994.

        During the second quarter of 1994, the Company began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, the Company made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. Accordingly, the Company's statement of operations for the periods ending on or before June 30, 1994 were restated to reflect Qualex as a discontinued operation.

ACCOUNTS AND NOTES RECEIVABLE

        Receivables from sales of Actava's lawn and garden products amounted to $84,167,000 at September 30, 1995 and $137,815,000 at December 31, 1994. The
receivables are primarily due from independent distributors located throughout the United States. Amounts due from distributors are supported by a security interest in the inventory or accounts receivable of the distributors. The receivables generally have extended due dates which correspond to the seasonal nature of the products' retail selling season. Concentrations of credit risk resulting from the common business of the customers are limited due to the number of customers comprising the customer base and their geographic location. Ongoing credit evaluations of customers' financial condition are performed and reserves for potential credit losses are maintained. Such losses, in the aggregate, have not exceeded management's expectations.

TRITON GROUP LTD. LOAN

        At September 30, 1995 and December 31, 1994, the Company had a $17,976,000 and a $22,976,000 note receivable, respectively, from Triton Group Ltd. ("Triton") secured by 1,902,776 shares and 3,690,998 shares of Actava Common Stock, respectively. The note receivable related to a loan originally made to Triton in 1991. The loan agreement evidencing the loan was amended on several occasions. The loan agreement, as amended, provided for quarterly principal payment installments of $1,250,000 due on the last day of each quarter of each year beginning March 31, 1994, with any unpaid principal and accrued interest due on April 1, 1997. The interest rate on the loan was at prime plus 2-1/2% over the term of the loan. On October 20, 1995, Triton paid to Actava the entire principal amount of $17,976,000 outstanding under the loan agreement plus all accrued and unpaid interest. Concurrently, Actava released to Triton all shares of Actava Common Stock which had been pledged as security for the loan.

METROMEDIA COMPANY LOAN

        On August 31, 1994, the Company entered into letters of intent providing for a proposed combination of the Company with Orion Pictures Corporation ("Orion"), MCEG Sterling Incorporated ("Sterling"), and Metromedia International Telecommunications Inc. ("MITI") (the "Proposed Metromedia Transaction"). Metromedia Company ("Metromedia") and its affiliates control in excess of 50% of the voting power of both Orion and MITI. Pursuant to the letters of intent, the Company and Metromedia entered into a Credit Agreement dated as of October 11, 1994 (the "Credit Agreement") under which the Company agreed to make loans to Metromedia in an amount not to exceed an aggregate of $55 million. Under the terms of the Credit Agreement, Metromedia agreed to use the proceeds of the loans to make advances to or to pay obligations on behalf of Orion, Sterling and MITI. All loans made by the Company to Metromedia under the Credit Agreement are secured by shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, a general partner of Metromedia has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than the Company terminates discussions relating to the Proposed Metromedia Transaction. All loans were originally scheduled to be due and payable on April 12, 1995. On April 12, 1995, the Company and the other parties to the Proposed Metromedia Transaction entered into an Agreement and Plan of Merger (the "Initial Merger Agreement") providing for the merger of each of Orion, Sterling and MITI into and with the Company. The Initial Merger Agreement was amended and restated on September 27, 1995. Upon execution of the Initial Merger Agreement, the maturity date of the loans was extended until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Initial Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. On October 10, 1995, the Credit Agreement was amended to provide for reborrowings under the Credit Agreement to the extent any optional prepayments were made. The outstanding balance under the Credit Agreement as of September 30, 1995 was $55,000,000. On October 10, 1995, Metromedia prepaid $10,000,000 under the Credit Agreement, and the outstanding balance thereunder was $45,000,000 as of October 23, 1995.

INVENTORIES

        Inventory balances are summarized as follows (in thousands):

                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   1995               1994
                                                                                 --------           --------
         Finished goods and goods purchased for resale  . . . . . . . . . . .    $ 29,947          $ 12,618
         Raw materials and supplies . . . . . . . . . . . . . . . . . . . . .      18,381            15,395
                                                                                 --------          --------
                                                                                   48,328            28,013
         Reserve for LIFO cost valuation  . . . . . . . . . . . . . . . . . .     (15,970)          (14,610)
                                                                                 --------          --------
                                                                                 $ 32,358          $ 13,403
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

         The excess of the Company's investment in Roadmaster over its share in the related underlying equity in net assets is being amortized on a straight-line basis over a period of 40 years. The remaining unamortized balance at September 30, 1995 and December 31, 1994 was $28,313,000 and $28,855,000, respectively.

         The quoted market value of the Company's investment in Roadmaster common stock as of December 31, 1994, was $3.625 per share or a total value of $69,488,000 and as of September 30, 1995, was $2.875 per share or a total value of $55,111,000.

         Summarized financial information for Roadmaster is shown below (in thousands):



                                                                 ROADMASTER INDUSTRIES, INC.
                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                             -------------------------------    -------------------------------
                                             SEPT. 30, 1995     OCT. 1, 1994    SEPT. 30, 1995     OCT. 1, 1994
                                             --------------     ------------    --------------     ------------
   Net sales  . . . . . . . . . . .            $175,221          $103,102        $523,480          $303,956
   Gross profit . . . . . . . . . .              24,376            17,392          68,111            46,167
   Net income (loss)  . . . . . . .              (2,203)            2,995          (9,259)            4,830


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

REDEEMABLE COMMON STOCK

         Redeemable Common Stock represents 1,090,909 shares of the Company's Common Stock which were issued in connection with the acquisition of substantially all the assets and liabilities of Diversified Products Corporation ("DP") on June 8, 1993. The Company acquired substantially all the assets of DP for a net purchase price consisting of $11,629,500, the issuance of 1,090,909 shares of the Company's Common Stock valued at $12,000,000, and the assumption or payment of certain liabilities including trade payables and a revolving credit facility. The Company also entered into an agreement which provided the seller with the right to additional payments depending upon the value of the issued shares over a period of not longer than one year from the purchase date. The additional payments of cash or the issuance of additional shares would not have increased the cost of DP; any subsequent payment or issuance would only have affected the manner in which the total purchase price was recorded by Actava. The shares of the Company's Common Stock issued in connection with the acquisition of DP were redeemed on February 17, 1995 for $12,000,000.

INCOME TAXES

         Income tax expense is based upon statutory tax rates and book income or loss adjusted for permanent differences between book and taxable income or loss. The Company's businesses may have an annual effective tax rate which is above or below statutory rates depending upon the amount of earnings from any short-term tax advantaged investments and other items. For the three and nine month periods ended September 30, 1995, the Company has not recognized a tax benefit for its losses due to limitations from prior period recognition.

         During the year, the Company provides for income taxes using anticipated effective annual tax rates for all Company operations. The rates are based on expected operating results for the year, estimated permanent differences between book and tax income, and estimated utilization of any net operating loss carryovers.

LITIGATION

         In 1991, three lawsuits were filed against Actava, certain of Actava's current and former directors and Intermark, Inc. (predecessor of Triton Group Ltd.), which owned approximately 26% of Actava's Common Stock. One complaint alleged, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of Actava by manipulating the affairs of Actava to the detriment of Actava's past and present stockholders. The complaint sought monetary damages from the director defendants, injunctive relief against Actava, Intermark and its then current directors, and costs of suit and attorney's fees. The other two complaints alleged, among other things, that members of the Actava Board of Directors contemplate either a sale, a merger, or other business combination involving Intermark, Inc. and Actava or one or more of its subsidiaries or affiliates. The complaints sought costs of suit and attorney's fees and preliminary and permanent injunctive relief and other equitable remedies, including an order requiring the director defendants to carry out their fiduciary duties and to take all appropriate steps to enhance Actava's value as a merger or acquisition candidate. These three suits were consolidated on May 1, 1991 into a lawsuit captioned In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. These lawsuits continue to be in the discovery stage. No significant events occurred with respect to these lawsuits during 1994 or the first nine months of 1995.

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

CONTINGENT LIABILITIES AND COMMITMENTS

         Actava, on behalf of its Snapper Division, has an agreement with a financial institution which makes available to dealers floor plan financing for Snapper products. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper's distributors and to Snapper. Under the terms of the agreement, a default in payment by one of the dealers on the program is non-recourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At September 30, 1995 and December 31, 1994, there were approximately $24,771,000 and $29,449,000, respectively, outstanding under these floor plan financing arrangements.

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

         Actava is contingently liable under various real estate leases of subsidiaries which were sold in prior years. The total future payments under these leases, including real estate taxes, is estimated to be approximately $2,500,000. The leased properties generally have financially sound subleases.

         Former subsidiaries of the Company handled and stored various materials in the normal course of business that have been classified as hazardous by various Federal, state and local regulatory agencies and for which the Company may be liable. As of September 30, 1995, the Company is continuing to participate in conducting periodic tests at the sites where these materials were stored and will perform any necessary cleanup where and to the extent legally required. At those sites where tests have been completed, cleanup costs have been immaterial. At the sites currently being tested, it is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations, but an estimate of costs exceeding those previously recognized cannot be made at this time.

         The Company, through a wholly owned subsidiary, presently owns real property in Opelika, Alabama which was previously owned by DP, a former subsidiary of the Company. DP previously stored cement, sand and mill scale materials needed for or resulting from the manufacture of exercise weights on the property. Although these materials have not been determined to be hazardous by a regulatory agency, the Company is investigating cleanup alternatives for this site. The Company cannot predict with certainty the total cost of this cleanup; however, based upon, among other things, past experience and preliminary site studies, the Company presently believes total costs will be approximately $1,900,000. A reserve of this amount has been recorded to provide for these cleanup costs. The Company is not entitled to any recoveries for these costs from any other party. Although this liability has been recorded currently, cleanup expenditures generally are incurred over an extended period of time and the Company expects the cleanup of this site to take several years. Cleanup expenditures related to this site have totaled approximately $10,000 as of September 30, 1995.

         At September 30, 1995, approximately $5,000,000 of the Company's cash was pledged to secure a Snapper credit line.

         Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. At September 30, 1995, non-cancelable commitments under these agreements amounted to approximately $5,500,000.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         During 1994, Actava's management took several steps to redirect the Company's focus in order to improve its operating results and financial condition and to enable it to pursue new business opportunities. These steps included the sale of four sporting goods companies to Roadmaster in exchange for Roadmaster's publicly traded stock and the sale of the Company's 50% ownership interest in Qualex to Kodak for cash and short-term notes totaling $150 million. On April 12, 1995, the Company entered into the Initial Merger Agreement relating to the Proposed Metromedia Transaction. The Initial Merger Agreement was amended and restated on September 27, 1995.

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

CONSOLIDATED CONTINUING OPERATIONS

         The following table presents a summary of the consolidated results of continuing operations of the Company for the periods indicated:


                                          THREE MONTHS ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                                        --------------------------------         ---------------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $25,064      $124,497     $(99,433)     $123,912      $403,711      $(279,799)
Gross profit  . . . . . . . . .        (2,119)       18,786      (20,905)       18,303        64,512        (46,209)
Gross profit %  . . . . . . . .         (8.5%)         15.1%          --          14.8%         16.0%            --

S, G & A  . . . . . . . . . . .        26,519        19,781        6,738        56,307        69,689        (13,382)
Operating loss  . . . . . . . .       (28,638)         (995)     (27,643)      (38,004)       (5,177)       (32,827)
Interest expense  . . . . . . .         4,734         6,404       (1,670)       15,637        21,226         (5,589)
Other income (expenses) . . . .         4,132         2,133        1,999         8,605         2,874          5,731
Income taxes (benefit)  . . . .            --            --           --            --            --             --
Loss from equity investment . .        (1,048)           --       (1,048)       (4,110)           --         (4,110)
Loss from continuing operations       (30,288)       (5,266)     (25,022)      (49,146)      (23,529)       (25,617)


Three Months Ended September 30, 1995 and 1994

         The Company's consolidated sales decrease of 79.9% for the quarter ended September 30, 1995 compared to the same 1994 quarter is principally attributable to the sale of the Company's four sporting goods companies to Roadmaster in December 1994. Sales of $83.7 million for those companies are reflected for the 1994 period while the 1995 period includes only sales for the Company's remaining operations. In addition, the Company's Snapper Division experienced a $15.8 million decrease in sales for the 1995 period as compared to the 1994 period. This decrease at Snapper resulted from the continuation by Snapper of a dealer direct sales program which resulted in the repurchase of certain finished goods from distributors. The dealer direct program will replace sales to some independent distributors in selected markets with sales to Snapper dealers formerly serviced by the distributors. Snapper also experienced lower factory production and sales to distributors because of decreased retail sales.

         The decrease in consolidated gross profit dollars is partially the result of the December 1994 sale of the sporting goods companies because $11.4 million of gross profit from these companies was included in the 1994 quarter while the 1995 quarter reflects the post-sale results for the Company. Consolidated gross profit dollars also decreased because Snapper's gross profit dollars declined by $9.5 million due to its sales decrease and inventory repurchases which reduced sales and resulted in a reversal of previously recognized gross profit. The change in the consolidated gross profit percentage is due to both the sale of the sporting goods companies and the effect of the inventory repurchases on gross profit during the quarter.

         The decrease in consolidated selling, general and administrative expenses, which include provisions for doubtful accounts and employee termination costs, is partially attributable to the December 1994 sale of the Company's four sporting goods companies. Approximately $8.1 million of such expenses was included for those companies in the 1994 quarter. Snapper's selling, general and administrative expenses for this quarter increased from the 1994 quarter due to the cumulative effect of reduced sales on sales based accruals and a sales rebate program.

         For the quarter ended September 30, 1995, the Company's consolidated operating loss of $28.6 million exceeds the same 1994 quarter operating loss of $995,000 primarily due to higher selling, general and administrative expenses and the decrease in Snapper's 1995 gross profit which resulted from reduced sales and inventory repurchases. The 1994 period included an operating profit of $3.3 million for the sporting goods companies which were sold in December 1994.

         The 26.1% decrease in consolidated interest expense for the 1995 quarter is primarily due to $1.4 million of interest expense which was reflected in the 1994 quarter for the four sporting goods companies sold in December 1994. Interest expense reported in the 1994 quarter for the Swiss Franc Bonds which were paid on February 17, 1995 is not included in the 1995 quarter.

         The increase in other income for the 1995 quarter as compared to the 1994 quarter is primarily attributable to additional investment income in 1995 and the interest income on the Kodak and Metromedia notes reported by the Company during 1995. See "Photofinishing Transaction and Discontinued Operations" and "Metromedia Company Loan" in Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 1995 and 1994

         The Company's consolidated sales decrease of 69.3% for the nine month period ended September 30, 1995 compared to the same 1994 period is primarily attributable to the sale of the Company's four sporting goods companies to Roadmaster in December 1994. Sales of $232.7 million for those companies are reflected in the 1994 period while the 1995 period includes only sales for the Company's remaining operations. In addition, the Company's Snapper Division experienced a $47.1 million decrease in sales during the 1995 period compared to the 1994 period. This decrease resulted from the fact that Snapper's distributors accelerated their purchases of Snapper products during December 1994 in order to build their inventories prior to the implementation by Snapper of price increases in 1995, the implementation by Snapper of a dealer direct sales program which resulted in the repurchase of certain finished goods from distributors and lower factory production and sales to distributors because of decreased retail sales.

         The 71.6% decrease in consolidated gross profit dollars is principally the result of the December 1994 sale of the sporting goods companies because $30.6 million of gross profit from these companies was included in the 1994 period while the 1995 period reflects the post-sale results for the Company. Consolidated gross profit dollars also decreased because Snapper's gross profit dollars declined by $15.6 million due to its sales decrease and inventory repurchases. The change in the consolidated gross profit percentage is primarily due to the decrease in Snapper's gross profit percentage for the 1995 and 1994 periods.

         The 19.2% decrease in consolidated selling, general and administrative expenses, which include provisions for doubtful accounts and employee termination costs, is primarily attributable to the December 1994 sale of the Company's four sporting goods companies. Approximately $27 million of such expenses were included for those companies in the 1994 period. In addition, a non-recurring provision of $1.3 million for employee termination costs was included in the 1994 first quarter selling, general and administrative expense. These decreases were partially offset by a 48.8% increase in selling, general and administrative expenses for Snapper.

         For the nine months ended September 30, 1995, the Company's consolidated operating loss of $38 million exceeds the 1994 period operating loss of $5.2 million due in part to the 46% decrease in Snapper's 1995 gross profit resulting from reduced sales and a 48.8% increase in Snapper's selling, general and administrative expenses, as compared to the 1994 period. In addition, the 1994 period included as operating profit $3.6 million for the sporting goods companies which were sold in December 1994.

         The 26.3% decrease in consolidated interest expense for the 1995 period is principally due to $4 million of interest expense which was reflected in the 1994 period for the four sporting goods companies sold in December 1994 and interest expense reported in the 1994 period for the Swiss Franc Bonds.
The interest expense for the remaining operations for the 1995 period was substantially equivalent to the same 1994 period.

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

         Loss from equity investment of $1.0 million and $4.1 million is reported for the Company's investment in Roadmaster for the third quarter of 1995 and the 1995 year-to-date period, respectively. This represents the Company's approximate 39% share of Roadmaster's net loss for the three and nine month periods ended September 30, 1995. In December 1994, the Company received shares of Roadmaster Common Stock in exchange for the Company's investment in four sporting goods companies. See "Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements.

         As a result of the items described above, the Company reported a net loss of $30.3 million for the third quarter of 1995 and a net loss of $49.1 million for the nine months ended September 30, 1995. The Company reported a loss from continuing operations of $5.3 million for the third quarter of 1994. For the nine months ended September 30, 1994, the Company reported a loss from continuing operations of $23.5 million and a loss from discontinued operations of $40.7 million, resulting in a net loss of $64.2 million.

LAWN AND GARDEN


                                          THREE MONTHS ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                                        --------------------------------         ---------------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $25,064       $40,817     $(15,753)     $123,912      $170,986       $(47,074)
Gross profit  . . . . . . . . .        (2,119)        7,347       (9,466)       18,303        33,874        (15,571)
Gross profit %  . . . . . . . .          (8.5%)        18.0%          --          14.8%         19.8%            --
S, G, & A . . . . . . . . . . .        23,998         8,630       15,368        48,770        32,782         15,988
Operating profit (loss) . . . .       (26,117)       (1,283)     (24,834)      (30,467)        1,092        (31,559)


Three Months Ended September 30, 1995 and 1994

         The 38.6% decrease in Snapper's 1995 third quarter sales as compared to the same 1994 quarter is in part attributable to the repurchase by Snapper of certain finished goods previously sold to distributors. Snapper repurchased the goods in connection with the continuation of its dealer direct program. Under this program, Snapper, in selected regions, is selling products directly to dealers. The repurchases resulted in sales reductions of $6.6 million for the quarter. The repurchased products will be sold to dealers in late 1995 or during 1996. Snapper also experienced lower factory production and sales to distributors primarily due to Snapper's continued program to reduce retail inventories to optimum levels and a temporary plant shut-down.

         The decrease in 1995 third quarter gross profit dollars as compared to the 1994 second quarter is attributable to the $15.8 million sales decrease experienced for the quarter. Snapper's 1995 third quarter gross profit percentage decreased as compared to the 1994 quarter due to the effect of inventory repurchases.

         Selling, general and administrative expenses increased by $15.4 million for the third quarter of 1994 from $8.6 million to $24 million. This increase is principally due to the timing of various cooperative advertising program expenses, the cumulative effect on sales based accruals of revisions in sales forecasts and a sales rebate program.

         Snapper experienced an operating profit decrease for the 1995 third quarter as compared to the 1994 third quarter as a result of the $9.5 million decrease in gross profit dollars and the $15.4 million increase in selling, general and administrative expenses.

Nine Months Ended September 30, 1995 and 1994

         The 27.5% decrease in Snapper's 1995 period sales as compared to the same 1994 period is attributable to the acceleration of purchases by Snapper's distributors in December of 1994 in anticipation of 1995 price increases and the repurchase of certain finished goods sold in prior periods to distributors as Snapper continues to implement, in selected areas, its program to sell products directly to dealers. In implementing dealer direct sales, Snapper repurchased certain distributor finished goods inventory which resulted in sales reductions of $15.4 million for the nine month period. The repurchased products will be sold to dealers in late 1995 or during 1996. Snapper also experienced lower factory production and sales to distributors due to decreased retail sales demand which is believed to be the result of adverse weather conditions in specific geographic regions.

         Management anticipates that Snapper will not be profitable in the fourth quarter of 1995 or for the full year as it continues on a selected basis to repurchase certain finished goods from distributors for resale to dealers in subsequent periods and to control factory production to less than retail demand in order to reduce retail inventories to optimum levels. In addition, Snapper is planning to continue sales promotions during the remainder of 1995 in order to improve sales to consumers and reduce inventory levels. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

         The 46% decrease in the 1995 period gross profit dollars as compared to the 1994 period is attributable to the $47.1 million sales decrease experienced for the 1995 period.

         Selling, general and administrative expenses increased by 48.8% in the 1995 period as compared to the 1994 period, a $16 million increase from $32.8 million to $48.8 million. This increase is principally due to the timing of various cooperative advertising program expenses, the cumulative effect on sales based accruals of revisions in sales forecasts and a sales rebate program.

         Snapper experienced an operating profit decrease of $31.6 million for the 1995 period as compared to the 1994 period as a result of the $15.6 million decrease in gross profit dollars and the $16 million increase in selling, general and administrative expenses.

SPORTING GOODS


                                          THREE MONTHS ENDED SEPT. 30,              NINE MONTHS ENDED SEPT. 30,
                                        --------------------------------         ---------------------------------
                                        1995         1994        $CHANGE         1995          1994        $CHANGE
                                        ----         ----        -------         ----          ----        -------
Net sales . . . . . . . . . . .       $    --       $83,680     $(83,680)      $    --      $232,725      $(232,725)
Gross profit  . . . . . . . . .            --        11,439      (11,439)           --        30,638        (30,638)
Gross profit %  . . . . . . . .            --          13.7%          --            --          13.2%            --
S, G, & A . . . . . . . . . . .            --         8,095       (8,095)           --        26,989        (26,989)
Operating profit (loss) . . . .            --         3,344       (3,344)           --         3,649         (3,649)

Loss from equity investment . .        (1,048)           --       (1,048)       (4,110)           --         (4,110)

         The four companies which formerly comprised the Company's sporting goods segment were combined with Roadmaster on December 6, 1994. See "Equity Investment in Roadmaster Industries, Inc." in Notes to Consolidated Financial Statements. Roadmaster, through its operating subsidiaries, is a manufacturer of bicycles, fitness equipment and toy products in the United States. The Company consolidated the results of operations of its four sporting goods companies with the results of operations of the Company for periods ending prior to December 6, 1994. Income or loss from the Company's equity investment in Roadmaster is reported for periods ending after December 6, 1994. The loss of $1 million reflected in net income for the third quarter and the year-to-date loss of $4.1 million result from the Company's approximate 39% investment in Roadmaster and is based on information received from Roadmaster. Additional information regarding Roadmaster's results of operations will be reported in Roadmaster's Current Report on Form 10-Q for the quarter ended September 30, 1995.

DISCONTINUED OPERATIONS

         In 1988, Actava combined its photofinishing operations with the domestic photofinishing operations of Kodak in a transaction accounted for as a purchase. This combination created a new company, Qualex, which was jointly owned by Actava and Kodak. Actava consolidated the results of operations of Qualex with the results of operations of Actava for periods ending prior to June 30, 1994. During the second quarter of 1994, Actava began accounting for its investment in Qualex under the equity method. Also during the second quarter of 1994, Actava made a decision to dispose of its interest in Qualex and began accounting for Qualex as a discontinued operation. On August 12, 1994, Actava sold its investment in Qualex to Kodak. Accordingly, the results of Qualex for all periods presented are reported in the accompanying consolidated statements of operations as discontinued operations. A loss of $40.7 million from the operations of Qualex is reflected in Actava's net loss under discontinued operations for the nine month period ended September 30, 1994. No loss from discontinued operations was reported for the nine month period ended September 30, 1995. See "Qualex, Inc. - Discontinued Operations" in Notes to Consolidated Financial Statements.

FINANCIAL POSITION

         Actava's working capital decreased to $126.7 million at September 30, 1995 from $155.4 million at December 31, 1994 primarily due to subordinated debt payments and the operating losses experienced at Snapper. Cash and short-term investments at Actava increased by $8.6 million to $70.8 million at September 30, 1995 from $62.2 million at December 31, 1994. Cash and short-term investments of $5 million were pledged at September 30, 1995 to secure a Snapper credit line. At December 31, 1994, $5 million of Actava's cash and short-term investments was pledged to secure a Snapper credit line and $12 million was pledged to secure a letter of credit relating to Actava's redeemable common stock.

         For the nine months ended September 30, 1995, operating activities used $18.8 million of cash and financing activities used $59.8 million of cash. Cash flows of $94.4 million were provided by investing activities. For operating activities, accounts receivable decreased by $44 million, inventories increased by $19 million due in part to inventory repurchased by Snapper and reduced retail sales demand while accounts payable decreased by $5 million. Depreciation of $6.6 million was included in determining cash flow from operating activities.

         Financing activities during the first nine months of 1995 used $59.8 million of cash, including $12 million paid for redeemable common stock, $30.2 million paid to retire the outstanding principal balance on the Company's 6% Senior Subordinated Swiss Franc Bonds and $3.7 million paid on other subordinated debt, as partially offset by net borrowings of $15.2 million under short-term bank agreements.

         Investing activities during the first nine months of 1995 provided $94.4 million of cash, including collections of $100 million on a note receivable from Kodak and $5 million on a note receivable from Triton, as partially offset by payments for plant, property and equipment (net of disposals) of $3.7 million and by loans to Metromedia of $22.6 million.

         Actava's subordinated debt, including the current portion, decreased from $191 million at December 31, 1994 to $157.5 million at September 30, 1995 due to the retirement of the outstanding principal balance of $30.2 million on the Company's 6% Senior Subordinated Swiss Franc Bonds and sinking fund requirements of $3 million paid on other subordinated debt.

         Actava is subject to various contingent liabilities and commitments. These include a floor plan agreement entered into by Snapper under which approximately $24.8 million was outstanding at September 30, 1995 and $29.5 million at December 31, 1994, various guaranties of debt totaling approximately $5.7 million, various real estate leases with estimated future payments of approximately $2.5 million, and various pledges of cash and short-term investments. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

         Actava's manufacturing plants are subject to federal, state and local pollution laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Actava's competitive position. Actava's capital expenditures for environmental control facilities and incremental operating costs in connection therewith were not material during the first nine months of 1995 and are not expected to be material in future years. The Company is involved in various environmental matters including clean-up efforts at landfill or refuse sites and groundwater contamination.
The Company's participation in three existing superfund sites has been quantified and its remaining exposure is estimated to be less than $400,000 for all three sites. In addition, the Company has been notified that it may be a responsible party with respect to a potential environmental contamination site that is being investigated by a state environmental agency. The Company sold the business operated at the potential contamination site in 1968. The current owner of the potential contamination site has conducted a preliminary site assessment, but the Company's liability, if any, has not been determined and cannot be reasonably estimated. To the best of the Company's knowledge, the investigation by the state environmental agency has not been active for several years. The costs incurred by the Company with respect to this matter have been minimal. Actava may also be liable for remediation of environmental damage relating to businesses previously sold in excess of amounts accrued. In connection with the sale of Actava's four sporting goods companies to Roadmaster, the Company assumed environmental liabilities relating to approximately 17 acres of real property formerly owned by DP and located in
Opelika, Alabama.   It is management's opinion that cleanup costs will not have a material effect on Actava's financial position or results of operations. See "Contingent Liabilities and Commitments" in Notes to Consolidated Financial Statements.

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

         Actava and Metromedia entered into the Credit Agreement on October 11, 1994, under which Actava has made and will make loans to Metromedia in an amount not to exceed $55 million. Under the terms of the Credit Agreement, Metromedia used or will use the proceeds of the loans to make advances to or pay obligations on behalf of Orion, MCEG Sterling, and MITI. All loans made by Actava to Metromedia under the Credit Agreement are secured by the shares of stock of Orion and MITI owned by Metromedia and its affiliates. In addition, John W. Kluge, a general partner of Metromedia, has personally guaranteed the loans. The Credit Agreement provides that interest will be due on the principal amount of all loans made under the Credit Agreement at an annual rate equal to the prime rate announced from time to time by Chemical Bank. Interest will be increased to prime plus three percent per annum if a party other than Actava terminates discussions relating to the Proposed Metromedia Transaction. All loans under the Credit Agreement were originally scheduled to be due and payable on April 12, 1995, but the Credit Agreement was amended on April 12, 1995 to extend the maturity date of the loans until the earlier of (i) the date of consummation of the Proposed Metromedia Transaction, (ii) three months following the abandonment or termination of the Initial Merger Agreement by any party thereto pursuant to Article 14 thereof, or (iii) December 31, 1995. The outstanding balance under the Credit Agreement was $32.4 million as of December 31, 1994, $55 million as of September 30, 1995, and $45 million as of October 25, 1995. See "Metromedia Company Loan" in Notes to Consolidated Financial Statements.

         In November 1991, Actava entered into a Loan Agreement with Triton, its then 25% stockholder, under which Triton could borrow up to $32 million from Actava secured by the stock in Actava owned by Triton (the "Triton Loan"). As of September 30, 1995, the outstanding balance under the Triton Loan was $17.9 million. On October 20, 1995, Triton paid to Actava the outstanding principal amount of $17.9 million plus accrued interest of $112,000.

         Actava has not paid a dividend to its stockholders since the fourth quarter of 1993.

         Actava, excluding Snapper, had $38.5 million of unpledged cash and short-term investments as of December 31, 1994 and $61 million of unpledged cash and short-term investments as of September 30, 1995. The change in Actava's unpledged cash and short-term investments from December 31, 1994 to September 30, 1995 is primarily due to the net effect of the collection of $100 million on the Kodak note, collections of principal and interest of $7.3 million on the Triton Loan, payments of $34.9 million for principal and interest in connection with the retirement of Actava's 6% Senior Subordinated Swiss Franc Bonds, loans of $22.6 million to Metromedia under the Credit Agreement, and other debt related payments of $16.8 million. The amount of unpledged cash and short-term investments referred to above excludes the amounts due to Actava from Metromedia under the Credit Agreement. Actava's Snapper Division is restricted by financial covenants in its credit agreement from paying Actava more than 70% of its net income. The Company has a domestic captive insurance subsidiary chartered by the Georgia State Insurance Department which is required to maintain invested funds in an amount not less than certain minimum reserve and paid-in capital stock requirements of approximately $10 million.

         Actava uses its existing cash and short-term investments to provide for items such as operating expense payments and debt service. For 1995, Actava, excluding Snapper, has no debt service payments scheduled after September 30, 1995.

         As of September 30, 1995, Actava's Snapper Division had $1.3 million of borrowing capacity under a credit agreement which is secured by accounts receivable, inventory and other assets. The assets which serve as collateral are determined by reference to the outstanding balance under the credit agreement and the qualification of the assets as collateral are defined in the credit agreement; the assets potentially available as collateral total, in the aggregate, $48.9 million. Snapper's credit agreement contains financial covenants (involving tangible net worth and other matters) with which Actava must comply to prevent a default. A default under Snapper's credit agreement would have serious adverse consequences, including the elimination of funding for the operations of Snapper, as well as the prohibition on payments to Actava by Snapper. As a result of the loss incurred by Actava in connection with the sale of Qualex, Actava obtained financial covenant amendments from its lenders so that Actava would remain in compliance with these covenants. Actava was in compliance with these covenants as of September 30, 1995, and management believes that Actava will remain in compliance with these covenants during the term of Snapper's credit agreement.

METROMEDIA MERGER

         On April 12, 1995, Actava, Orion, Sterling, and MITI entered into the Initial Merger Agreement providing for the merger of each of Orion, Sterling and MITI into and with Actava (the "Mergers"). If the Mergers are consummated, Actava will be renamed "Metromedia International Group, Inc." The Initial Merger Agreement was approved by the Board of Directors of Actava at a meeting held on April 12, 1995. On September 27, 1995, Actava, Orion, Sterling and MITI entered into an Amended and Restated Agreement and Plan of Merger (the "Amended Merger Agreement"). Actava's Board of Directors approved the Amended Merger Agreement on September 15, 1995. A Special Meeting of Stockholders of Actava is scheduled to be held on November 1, 1995 to consider and vote upon the Amended Merger Agreement. For additional information, see the Registration Statement on Form S-4 (Registration No. 33-63003) filed by the Company on September 28, 1995.

                                   SIGNATURES


        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarter ended September 30, 1995 to be signed on its behalf by the undersigned hereunto duly authorized.


                                              THE ACTAVA GROUP INC.
                                         ------------------------------
                                                   Registrant



                                         /s/Frederick B. Beilstein, III
                                         ------------------------------
                                            Frederick B. Beilstein, III
                                            Senior Vice President and
                                            Chief Financial Officer

Dated:  October 30, 1995

PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a)     Exhibits

                                                            Document with which             Designation of
Exhibit                                                     Exhibit was previously          such Exhibit in
Number                 Description                          filed with Commission           that Document
------     ---------------------------------------          ---------------------           ---------------
 2(a)      Amended and Restated Agreement                    Current Report on Form            99(a)
           and Plan of Merger dated September                8-K for event occurring
           27, 1995 by and among The Actava                  on September 27, 1995
           Group Inc., Orion Pictures
           Corporation, MCEG Sterling
           Incorporated, Metromedia
           International Telecommunications,
           Inc., OPC Merger Corp. and
           MITI Merger Corp.

 2(b)      Amendment No. 2 dated as of                       Registration Statement             2(b)(iii)
           October 10, 1995 to the Credit                    on Form S-3
           Agreement dated as of October                     (Registration No. 33-63401)
           11, 1994 by and between The
           Actava Group Inc. and
           Metromedia Company

 4         Letter Agreement dated October 12,                Registration Statement on          4(d)(i)
           1995 between Triton Group, Ltd.                   Form S-3
           and The Actava Group Inc.                         (Registration No. 33-63401)

10         Lease Agreement dated as of October
           4, 1995 between JDP Aircraft II, Inc.
           and The Actava Group Inc.

11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use
           only)

(b)        Reports on Form 8-K

           (i) On September 28, 1995, a Report on Form 8-K was filed to report the Amended and Restated Agreement and Plan of Merger dated September 27, 1995 between The Actava Group Inc., Orion Pictures Corporation, MCEG Sterling Incorporated, Metromedia International Telecommunications,Inc., OPC Merger Corp. and MITI Merger Corp. No financial statements were filed.

                                 EXHIBIT INDEX


Exhibit
Number                                       Description
------     --------------------------------------------------------------------------------
 2(a)      Amended and Restated Agreement and Plan of Merger dated September 27, 1995 by and among The Actava Group Inc., Orion Pictures Corporation, MCEG
           Sterling Incorporated, Metromedia International Telecommunications, Inc.,
           OPC Merger Corp. and MITI Merger Corp.

 2(b)      Amendment No. 2 dated as of October 10, 1995 to the Credit Agreement dated as of
           October 11, 1994 by and between The Actava Group Inc. and Metromedia Company

 4         Letter Agreement dated October 12, 1995 between Triton Group, Ltd. and The Actava
           Group Inc.

10         Lease Agreement dated as of October 4, 1995 between JDP Aircraft II, Inc. and The
           Actava Group Inc.

11         Computation of Earnings Per Share

27         Financial Data Schedule (for SEC use only)