Form 10-K
period 1995-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-03-04
CIK 39547

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

               For the fiscal year ended December 31, 1995

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE
               REQUIRED)

               For the transition period from _____________ to _____________

                          Commission File Number 1-5706

                      METROMEDIA INTERNATIONAL GROUP, INC.
             (Exact name of registrant, as specified in its charter)

              DELAWARE                              58-0971455
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)            Identification No.)


          945 East Paces Ferry Road, Suite 2210, Atlanta, Georgia 30326

              (Address and zip code of principal executive offices)
                                 (404) 261-6190
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered

Common Stock, $1.00 par value                          American Stock Exchange
                                                       Pacific Stock Exchange
9 1/2% Subordinated Debentures, due August 1, 1998 New York Stock Exchange 9 7/8% Senior Subordinated Debentures, due March
15, 1997                                               New York Stock Exchange
10%  Subordinated Debentures, due October 1, 1999      New York Stock Exchange


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

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at February 27, 1996 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $358,334,048.

     The number of shares of Common Stock outstanding as of February 27, 1996 was 44,509,622.

                       Documents Incorporated by Reference

     Portions of the Definitive Proxy Statement to be used in connection with the registrant's 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

     Metromedia International Group, Inc. ("MIG" or the "Company") is a global entertainment, media and communications company with continuing operations in two business groups: the Entertainment Group, through Orion Pictures Corporation ("Orion"), which is engaged primarily in the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product; and the Communications Group, through Metromedia International Telecommunications, Inc. ("MITI"), which owns interests in and participates along with local partners in the management of joint ventures which operate wireless cable television systems, paging systems, an international toll call service, a trunk mobile radio service and radio stations in certain countries in Eastern Europe, the former Soviet Republics and other international markets.

     The Company also owns two non-strategic assets which, for accounting purposes, have been classified as an asset held for disposition: Snapper, Inc. ("Snapper"), which is engaged in the manufacture and sale of lawn and garden equipment and approximately 38% of the outstanding shares of Roadmaster Industries, Inc., a New York Stock Exchange ("NYSE") listed company which is a leading sporting goods manufacturer.

     MIG was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of a series of mergers discussed below, MIG changed its name from The Actava Group Inc. to Metromedia International Group, Inc. MIG's principal executive offices are located at 945 East Paces Ferry Road, Suite 2210, Atlanta Georgia 30326, and its telephone number is (404) 261-6190.

Developments During Fiscal 1995

     The Company's operations substantially changed during fiscal 1995. These developments are described below.

     On November 1, 1995, the Company merged (the "November 1 Mergers") with Orion, MITI and MCEG Sterling Incorporated ("Sterling"), an independent film production and distribution company. In connection with the November 1 Mergers, Orion and MITI were merged with and into separate wholly-owned subsidiaries of the Company, Sterling merged with and into the Company, Sterling's operating assets were then contributed to Orion and the Company changed its name from The Actava Group Inc. to Metromedia International Group, Inc. The November 1 Mergers were the result of the Company's previously announced intention to maximize the value of its financial resources by redeploying them into entertainment, communications and media businesses, which the Company believes possess greater growth potential than the businesses in which it had previously been engaged.

     Upon consummation of the November 1 Mergers, all of the outstanding shares of the common stock, par value $.25 per share, of Orion (the "Orion Common Stock"), the common stock, par value $.001 per share, of MITI (the "MITI Common Stock") and the common stock, par value $.001 per share, of Sterling (the "Sterling Common Stock") were converted into shares of the common stock, par value $1.00 per share, of the Company (the "Common Stock") pursuant to formulas contained in the agreement relating to the November 1 Mergers. Pursuant to such formulas, holders of Orion Common Stock received .57143 shares of Common Stock for each share of Orion Common Stock

(resulting in the issuance of 11,428,600 shares of Common Stock to the holders of Orion Common Stock), holders of MITI Common Stock received 5.54937 shares of Common Stock for each share of MITI Common Stock (resulting in the issuance of 9,523,817 shares of Common Stock to the holders of MITI Common Stock) and holders of Sterling Common Stock received .04309 shares of Common Stock for each share of Sterling Common Stock (resulting in the issuance of 483,254 shares of Common Stock to the holders of Sterling Common Stock). Simultaneously with the consummation of the November 1 Mergers and pursuant to the terms of a Contribution Agreement dated as of November 1, 1995 (the "Contribution Agreement") among the Company and certain affiliates of the Company's largest stockholder, Metromedia Company ("Metromedia") and two of its affiliates contributed to the Company an aggregate of $37 million principal amount of indebtedness of Orion, MITI and certain of their affiliates which were owed to Metromedia's affiliates in exchange for an aggregate of 3,530,314 shares of Common Stock.

     Immediately prior to the consummation of the November 1 Mergers, there were approximately 17,490,901 shares of Common Stock outstanding. In connection with the November 1 Mergers and the transactions contemplated by the Contribution Agreement, the Company issued an aggregate of approximately 24,965,985 shares of Common Stock. Of such shares, Metromedia and its affiliates (collectively, the "Metromedia Holders") received an aggregate of approximately 15,252,128 shares of Common Stock (or approximately 35.9% of the issued and outstanding shares of Common Stock).

     A three person Office of the Chairman was created to manage the business and affairs of the Company following the consummation of the November 1 Mergers. The Office of the Chairman consists of the following persons: John W. Kluge, the Chairman of the Board of Orion and MITI prior to the November 1 Mergers, as Chairman of the Board of the Company; Stuart Subotnick, the Vice Chairman of Orion and MITI prior to the November 1 Mergers, as Vice Chairman of the Company; and John D. Phillips, the President and Chief Executive Officer of the Company prior to the November 1 Mergers, as President and Chief Executive Officer of the Company.

     Also in connection with the November 1 Mergers, the Board of Directors of the Company was divided into three classes. Pursuant to the terms of the merger agreement relating to the November 1 Mergers, Orion appointed six of ten members of the Company's Board of Directors and the Company appointed the remaining four directors. The Directors appointed by Orion are John W. Kluge, Stuart Subotnick, Silvia Kessel, Richard J. Sherwin, Arnold L. Wadler and Leonard White. The four members of the Company's Board of Directors appointed by the Company, John D. Phillips, John P. Imlay, Jr., Clark A. Johnson and Carl E. Sanders, were members of the Board of Directors of the Company prior to the November 1 Mergers.

     In connection with the November 1 Mergers, the Common Stock was delisted from the New York Stock Exchange and is now listed on the American Stock Exchange under the ticker symbol "MMG."

Narrative Description of Business Groups

     The Entertainment Group

     General. The Entertainment Group, through Orion, is engaged primarily in the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product. The Entertainment Group distributes its product theatrically and in ancillary markets such as home video and pay and free television throughout the world. Orion also distributes product produced by third parties and acquired by Orion and provides distribution services for third parties. Orion's ability during the past three calendar years to produce or acquire new product has been limited due to certain contractual restrictions described below. As a result, Orion's operations during this period have been generally limited to distributing certain completed but unreleased films and exploiting its existing film and television library. Orion has an extensive film library of over 1,000 titles, including Academy Award-winning films such as Dances with Wolves, and Silence of the Lambs, action films such as the three film RoboCop series and other recent films such as Blue Sky.

     Background.   On December 11 and 12, 1991 (the "Filing Date"), due to
financial pressure as a result of economically disappointing motion picture releases during 1990 and 1991 as well as the costs of an expanding television production division and increasing overhead and debt service costs, Orion and its subsidiaries filed for protection under chapter 11 of the United States Bankruptcy Code. Orion's Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan") was confirmed on October 20, 1992 and became effective on November 5, 1992. At the Filing Date, all new motion picture production was halted, leaving Orion with only 12 largely completed but unreleased motion pictures. Under certain agreements entered into in connection with the Plan, Orion's ability to produce or invest in new theatrical product was severely limited. Orion was permitted to invest in the production or acquisition of new theatrical product only if, among other things, non-recourse financing for such product could be obtained. Accordingly, acquisition of new product was limited and Orion released five, four and three of the remaining unreleased theatrical motion pictures in the domestic marketplace in each of its fiscal years ended February 28, 1995, 1994 and 1993, respectively. During calendar 1995, Orion did not release theatrically any motion pictures that were fully or substantially financed by Orion. In connection with the November 1 Mergers, the restrictions on Orion's ability to produce and acquire new motion picture product imposed by the agreements entered into in connection with the Plan were eliminated.

     Motion Picture Production and Theatrical Distribution. Freed from such restrictions, the Entertainment Group has adopted what it believes is a conservative theatrical production, acquisition and distribution strategy, consisting primarily of producing or acquiring commercial or specialized films with well-defined target audiences in which the Entertainment Group's portion of the production cost will be generally limited to between $5 million and $10 million per picture consistent with the covenants included in Orion's existing credit facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Entertainment Group also intends to minimize its exposure to the performance of certain films by financing a significant portion of each film's budget by pre-licensing foreign distribution rights.

     MIG  has  recently announced  two  acquisitions  aimed  at  augmenting  the
Entertainment Group's production capabilities. MIG has signed a letter of intent to acquire Motion Picture Corporation of America ("MPCA"), an independent film production company, whose management has successfully employed a low-budget strategy at MPCA, producing lower budget commercially successful films such as Dumb and Dumber and Threesome. MIG has also entered into an Agreement and Plan of Merger dated as of January 31, 1996 to acquire The Samuel Goldwyn Company ("Goldwyn"), a leader in the production, distribution and exhibition of specialized motion pictures and art films, which has released such films as Much Ado About Nothing, The Madness of King George and Eat Drink Man Woman. See "Recent Developments."

     The Entertainment Group has acquired certain rights to nine feature films as specified below which as of February 29, 1996, it plans to release in the domestic theatrical market during the year ended December 31, 1996:

 Title                Director        Cast              Description
 -----                --------        ----              -----------

 Original Gangstas*   Larry Cohen     Jim Brown         A contemporary
                                      Fred Williamson   action-adventure
                                      Pam Grier         set in Gary, Indiana
                                      Richard           with a soundtrack to
                                      Roundtree         include music from a
                                      Ron O'Neal        number   of  popular
                                      Paul Winfield     rap groups.
                                      Isabelle Sanford

 Maybe...Maybe Not**  Sonke Wortmann  Til Schweiger     A hilarious  look at
                                      Katja Reimann     infidelity   and
                                      Joachim Krol      mistaken   sexual
                                      Rufus Beck        identity    as    an
                                                        achingly    handsome
                                                        but    skirt-chasing
                                                        boyfriend       gets
                                                        entangled  in  a web
                                                        of miscommunications
                                                        and   misinterpreted
                                                        situations.

 Palookaville***      Alan Taylor     William Forsythe  Three     unemployed
                                      Adam Trese        auto  workers decide
                                      Vincent Gallo     to make a "momentary
                                                        shift in lifestyles"
                                                        by   committing  the
                                                        perfect  crime. Yet,
                                                        as   determined   as
                                                        they are, their good
                                                        h e a r t s    a n d
                                                        problematic     love
                                                        lives  keep  getting
                                                        in the way.

 Phat Beach**         Doug Ellin      Jermaine Hopkins  An unprecedented hip
                                      Brian Hooks       hop   beach   comedy
                                      Claudia Kalcem    involving        the
                                                        c  o  m  e  d  i  c
                                                        misadventures of two
                                                        friends during their
                                                        summer break.

 The Substitute**     Robert Mandel   Tom Berenger      In    this    action
                                      Ernie Hudson      driven    film,    a
                                      Diane Venora      mercenary goes under
                                      Glenn Plummer     c o v e r    a s   a
                                      Marc Anthony      substitute   teacher
                                                        after his girlfriend
                                                        is brutally attacked
                                                        by    a    gang   of
                                                        students.    In   an
                                                        effort   to  uncover
                                                        her   attackers,  he
                                                        soon   discovers   a
                                                        city wide  drug ring
                                                        that has infiltrated
                                                        the school  and  put
                                                        the  entire  student
                                                        body in jeopardy and
                                                        in a  war  with  the
                                                        criminals.

 Title                Director        Cast              Description
 -----                --------        ----              -----------

 The Arrival**        David Twohy     Charlie Sheen     This sci-fi thriller
                                      Ron Silver        revolves  around  an
                                      Lindsay Crouse    unassuming scientist
                                      Teri Polo         who becomes the only
                                                        thing   that  stands
                                                        between          our
                                                        civilization     and
                                                        certain  destruction
                                                        when he investigates
                                                        an unusual shockwave
                                                        from outer space and
                                                        discovers a  team of
                                                        extraterrestrials
                                                        poised to take  over
                                                        the world.

 Trees Lounge**       Steve Buscemi   Anthony LaPaglia  This  film  revolves
                                      Chloe Savigny     around         Tommy
                                      Mimi Rogers       Basilio,  who  loses
                                      Daniel Baldwin    his   job   and  his
                                      Carol Kane        girlfriend   to  his
                                                        best friend. But  he
                                                        manages  to  stumble
                                                        across   friendship,
                                                        inspiration,  and  a
                                                        strange    kind   of
                                                        truth  in  the  last
                                                        place  he  expected,
                                                        the local bar.

 Napoleon****         Mario           Muffin/Napoleon   In this  live action
                      Andreacchio                       adventure,        an
                                                        adorable  puppy gets
                                                        lost  in   the  wild
                                                        Australian  outback.
                                                        Befriended by exotic
                                                        animals,    Napoleon
                                                        overcomes  his fears
                                                        and   discovers  the
                                                        magic of nature.

 I Shot Andy          Mary Harron     Stephen Dorff     A      l e s b i a n
 Warhol***                            Martha Plimpton   revolutionary  tries
                                      Michael           to   interest   Andy
                                      Imperioli         Warhol  in producing
                                      Coco MacPherson   a play featuring her
                                      Lili Taylor       radical    anti-male
                                                        rhetoric.   When  he
                                                        doesn't  return  her
                                                        calls,   she  shoots
                                                        him.


-------------------
*      Domestic rights in all media.
**    Domestic theatrical distribution rights.
*** Worldwide rights in all media.
****Domestic rights in all media and certain foreign rights in all media.


     Home Video. Orion Home Video ("OHV") distributes the Entertainment Group's new product in the home video market and exploits titles from its existing library, including previously released rental titles, re-issued titles and initially released titles, in the sell-through and premium home video market sectors and through arrangements with mail-order and other selected licensees. OHV also acquires product from independent producers for distribution on a fee basis with no investment other than recoupable distribution costs. OHV's acquisition program contemplates output arrangements with producers and the acquisition of existing catalogs, as well as film-by-film acquisitions. In addition to distribution in the traditional videocassette sector, OHV intends to aggressively pursue opportunities to distribute the Entertainment Group's library in other emerging multimedia formats, including DVD (as described below) (see "The United States Motion Picture Industry Overview--Emerging Technologies" below). OHV acts as exclusive U.S. distributor for Streamline Pictures, a leading supplier of the increasingly popular Japanese anime genre,
                                                                    -----
and provides exclusive distribution services for Major League Baseball home video product and the Fox-Lorber catalogue of foreign language and specialty films.

     Television. The Entertainment Group's television distribution activities involve licensing its film and television library to both domestic pay television services and the domestic free television market. OTE is currently selling various syndication packages to independent television stations and the non-traditional networks nationwide. Such syndication packages will be offered with "unpackaged" library titles, on a market-by-market basis. OTE also plans to continue to explore opportunities to produce original programming, including talk and game shows, for pay television, basic cable, first-run syndication and the non-traditional networks.

     Foreign Markets. Orion Pictures International ("OPI") distributes the Entertainment Group's existing library in traditional media and established markets outside of the United States and Canada, while actively pursuing new areas of exploitation. The Entertainment Group has historically relied upon subdistributors for the distribution of its product in the foreign theatrical marketplace. OPI licenses its product in the foreign pay and free television and home video markets directly to licensees for most major territories, and through a network of sales representatives in other territories. OPI also explores opportunities to acquire and distribute new product in overseas markets, adding freshness and value to the library. Other strategies include the acquisition of foreign language programming for foreign distribution in combination with the Entertainment Group's other library product.

     Competition and Seasonality. All aspects of the Entertainment Group's operations are conducted in a highly competitive environment. To the extent that the Entertainment Group seeks to distribute the films contained in its library or acquire or produce product, the Entertainment Group competes with many other motion picture distributors, including the "majors," most of which are larger and have substantially greater resources, film libraries and histories of obtaining film properties, as well as greater production capabilities and significantly broader access to distribution and exhibition opportunities. By reason of their resources, these competitors may have access to programming that would not generally be available to the Entertainment Group and may also have the ability to market programming more extensively than the Entertainment Group.

     Distributors of theatrical motion pictures compete with one another for access to desirable motion picture screens, especially during the summer, holiday and other peak movie-going seasons, and several of the Entertainment Group's competitors in the theatrical motion picture distribution business have become affiliated with owners of chains of motion picture theaters. The success of the Entertainment Group's product is also heavily dependent upon public taste, which is both unpredictable and susceptible to change without warning.

The United States Motion Picture Industry Overview. The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Bros., Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures and Tri-Star Pictures), Paramount Pictures and The Walt Disney Company, which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. The major studios generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with production costs ranging from $20,000,000 to $50,000,000 or more and provide a continual source of motion pictures to the nation's theater exhibitors.

     In recent years, "independent" motion picture production companies have played a more important role in the production of motion pictures for the worldwide feature film market. The independents do not own production studios and have more limited distribution capabilities than the major studios, often distributing their product through the "majors." Independents typically produce fewer motion pictures at substantially lower average production costs than major studios. Several of the former more prominent independents, including Miramax and New Line, have been acquired by larger entertainment companies, giving them access to greater resources. There are also a large number of smaller production companies such as MPCA that produce theatrical motion pictures.

     Motion Picture Production and Financing. The production of a motion picture begins with the screenplay adaption of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived of or acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget also are prepared during this phase.

     Upon completing the screenplay and arranging financial commitments, pre-production of the motion picture begins. In this phase, the producer engages creative personnel to the extent not previously committed; finalizes the filming schedule and production budget; obtains insurance and secures completion guarantees; if necessary, establishes filming locations and secures any necessary studio facilities and stages; and prepares for the start of actual filming. Principal photography, the actual filming of the screenplay, may extend from six to twelve weeks or more, depending upon such factors as budget, location, weather and complications inherent in the screenplay.

     Following completion of principal photography, the motion picture is edited; optical, dialogue, music and any special effects are added, and voice, effects, music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

     The cost of a theatrical motion picture produced by an independent production company for limited distribution ranges from approximately $4,000,000 to $10,000,000 as compared with an average of approximately $30,000,000 for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs and vary widely depending on the extent of the release and nature of the promotional activities.

     Independent and smaller production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents and smaller production companies also typically finance their production activities from discrete sources. Such sources include bank loans, "pre-sales," co-productions, equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point they begin to incur substantial production costs which must be paid.

     "Pre-sales" are used by independent film companies and smaller production companies to finance all or a portion of the direct production costs of a motion picture. Pre-sales consist of fees paid to the producer by third parties in return for the right to exhibit the motion picture when completed in theaters or to distribute it in home video, television, foreign or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Other producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees.

     Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion picture.

     Motion Picture Distribution. Motion picture distribution encompasses the distribution of motion pictures in theaters and in ancillary markets such as home video, pay-per-view, pay television, broadcast television, foreign and other markets. The distributor typically acquires rights from the producer to distribute a motion picture in one or more markets. For its distribution rights, the distributor typically agrees to advance the producer a certain minimum royalty or guarantee, which is to be recouped by the distributor out of revenues generated from the distribution of the motion picture and is generally nonrefundable. The producer also is entitled to receive a royalty equal to an agreed-upon percentage of all revenues received from distribution of the motion picture in excess of revenues covered by the royalty advance.

     Theatrical Distribution. The theatrical distribution of a motion picture involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Competition among distributors for theaters during such peak seasons is great. Accordingly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

     The distributor and theatrical exhibitor generally enter into a license agreement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office and other factors. Distributors carefully monitor the theaters which have licensed the picture to ensure that the exhibitor promptly pays all amounts due the distributor. Some delays in collections are not unusual.

     Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Typically, the motion picture then becomes available for distribution in other markets as follows:

                              Months After       Approximate
          Market           Initial Release    Release Period
          ------           ---------------    --------------

 Domestic home video            4-6 months                 --
 Domestic pay-per-view          6-9 months          3 months
 Domestic pay television      10-18 months      12-21 months
 Domestic network             30-36 months      18-36 months
 Domestic syndication or      30-36 months        3-15 years
 basic cable
 Foreign home video            6-12 months                --
 Foreign television           18-24 months        3-12 years

     Home Video.   Home video distribution consists of the promotion and sale of videocassettes and videodiscs to local, regional and national video retailers which rent or sell such products to consumers primarily for home viewing.

     Pay-Per-View. Pay-per-view television allows cable television subscribers to purchase individual programs, including recently released motion pictures and live sporting, music or other events, on a "per use" basis. The subscriber fees are typically divided among the program distributor, the pay-per-view operator and the cable system operator.

     Pay Television. Pay television allows cable television subscribers to view HBO, Cinemax, Showtime, The Movie Channel, Encore and other pay television network programming offered by cable system operators for a monthly subscription fee. The pay television networks acquire a substantial portion of their programming from motion picture distributors.

     Broadcast and Basic Cable Television. Broadcast television allows viewers to receive, without charge, programming broadcast over the air by affiliates of the major networks (ABC, CBS, NBC and Fox), independent television stations and cable and satellite networks and stations. In certain areas, viewers may receive the same programming via cable transmission for which subscribers pay a basic cable television fee. Broadcasters or cable systems operators pay fees to distributors for the right to air programming a specified number of times.

     Foreign Markets. In addition to their domestic distribution activities, motion picture distributors generate revenues from distribution of motion pictures in foreign theaters and in the foreign home video, pay and free television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration.

     Other Markets. Revenues also may be derived from the distribution of motion pictures to airlines, schools, libraries, hospitals and the military, licensing of rights to perform musical works and sound recordings embodied in a motion picture, and rights to manufacture and distribute games, dolls, clothing and similar commercial articles derived from characters or other elements of a motion picture.

     Emerging Technologies.

          DBS. Direct Broadcast Satellite (DBS) technology also offers a new transmission technology. As the major delivery system for premium television services in Europe, particularly the U.K., DBS is expected to expand the pay television market in the United States.

          Video-On-Demand. An important advance in the last five years has been the development of the video-on-demand technology through the creation of digital video compression. Digital compression involves the conversion of the analog television signal into digital form and the compression of more than one video signal into one standard channel for delivery to customers. Compression technology will be applied not only to cable but to satellite and over-the-air broadcast transmission systems. This offers the opportunity to dramatically expand the capacity of current transmission systems. Several telecommunications companies are currently testing trial video-on-demand systems. These include Bell Atlantic, Time Warner, Telecommunications, Inc. and Pacific Telesis.

          DVD. Another new technology that has emerged is the video CD or "digital variable disc." Just as compact discs have become the dominant medium for prerecorded music, digital variable disc or "DVD" is expected to become a widely-accepted format for home video programming.

     The Communications Group

     General. Through its Communications Group, MIG owns interests in and participates along with local business and governmental partners in the management of Joint Ventures which operate a variety of communications services in certain countries in Eastern Europe and certain of the former Soviet Republics. MIG's licenses typically cover markets which have large populations and strong economic potential but lack reliable and efficient communications services. MIG also targets markets where systems can be constructed with relatively low capital investments and where multiple communications services can be offered to the population.

     MIG owns interests in and participates in the management of Joint Ventures which operate and/or are constructing: (i) 10 wireless cable television systems with combined households of approximately 8.8 million; (ii) 8 paging systems with aggregate target populations of approximately 55.9 million; (iii) an international toll calling service in the Republic of Georgia which covers a population of approximately 5.5 million; (iv) a Trunked Mobile Radio service in Romania with an aggregate target population of approximately 2.1 million; and
(v) 5 radio stations in  7 cities reaching combined households  of approximately
8.6 million in Hungary, Russia and Latvia. The Communications Group recently entered into a letter of intent to purchase 51% of a U.K. company that has ownership interests in 9 companies providing Trunked Mobile Radio services in Europe. MIG is also exploring a number of investment opportunities in wireless telephony systems in Eastern Europe and the former Soviet Republics. The Company is also pursuing licenses for similar services in other emerging markets, including the Pacific Rim.

     Markets. A summary of the Communications Group's markets and existing projects, their status, MIG's direct or indirect ownership interest in each such project, the year such projects became operational and the amounts of capital loaned and contributed to such projects by MIG is detailed in the chart which follows:


                                                                 MITI Direct
                                                                 or Indirect
                                                                  Ownership      Year
               Market and Projects               Status            Interest   Operational  Household/Population(1)
               -------------------               ------           ---------   -----------  -----------------------
1.   Moscow, Russia
     Wireless Cable Television                Operational           50.0%       1992             3.5 million
      FM Radio (2 Frequencies)                Operational           51.0%       1994(3)          3.5 million
2.   Tbilisi, Georgia
     Wireless Cable Television International  Operational           49.0%       1993              .5 million
     Toll Calling (throughout the Republic    Operational           30.0%       1994             5.5 million
     of Georgia) (4)
     Paging                                   Operational           45.0%       1994             5.5 million (5)

3.   Riga, Latvia
     Wireless Cable Television                Operational           50.0%       1992              .4 million
     Paging (Nationwide)                      Operational           50.0%       1995(6)          2.8 million
     FM Radio                                 Operational           55.0%       1995(7)           .4 million
4.   Tashkent, Uzbekistan
     Wireless Cable Television                Operational           50.0%       1993             1.2 million
     Paging                                   Operational           50.0%       1994            15.3 million (5)
     Wireless Local Loop Telephony            License pending,      50.0%                        2.1 million
                                              under
                                              construction

5.   Estonia
     Paging                                   Operational           39.1%       1993             1.5 million
6.   Bucharest, Romania
     Wireless Cable Television                Operational           99.0%       1996              .9 million
     Paging                                   Operational           54.1%       1993            12.0 million (5)
     Trunked Mobile Radio                     Operational           54.1%       1995             2.1 million

7.   Kishinev, Moldova
     Wireless Cable Television                Operational           50.0%       1995              .3 million

8.   Almaty, Kazakhstan
     Wireless Cable Television                Operational           50.0%       1995              .8 million
     Paging                                   Operational           50.0%       1995            12.5 million (5)
9.   St. Petersburg, Russia
     AM Radio                                 Operational           50.0%       1995(9)           .9 million
     FM Radio                                 Operational           50.0%       1995(9)           .9 million
     Paging                                   Operational           40.0%       1995(10)         3.5 million

10.  Nizhny Novgorod, Russia
     Wireless Cable Television                License pending,      50.0%                         .7 million
                                              under
                                              construction
     Paging                                   Operational           45.0%       1994             2.8 million

11.  Minsk, Republic of Belarus
     Wireless Cable Television                Under                 50.0%                         .3 million
                                              Construction

12.  Budapest, Siofok, and Khebegy,
     Hungary (11)
     AM Radio                                 Operational          100.0%       1994             3.5 million (12)
     FM Radio (2 Frequencies)                 Operational          100.0%       1994

13.  Sochi, Russia
     FM Radio                                 Operational           51.0%       1995              .3 million

14.  Vilnius, Lithuania
     Wireless Cable Television                Under                 55.0%                         .2 million
                                              Construction


                                                                       Amount
                                                Amount Loaned        Contributed
                                                  To Project         to Project
               Market and Projects             (in thousands)(2)  (in thousands)(2)
               -------------------            ------------------  --------------
1.   Moscow, Russia
     Wireless Cable Television                        8,881              1,093
      FM Radio (2 Frequencies)                        1,838                823
2.   Tbilisi, Georgia
     Wireless Cable Television International          3,520                779
     Toll Calling (throughout the Republic               --              2,556
     of Georgia) (4)
     Paging                                             475                250

3.   Riga, Latvia
     Wireless Cable Television                        8,184                819
     Paging (Nationwide)                              1,268                250
     FM Radio                                            35                140
4.   Tashkent, Uzbekistan
     Wireless Cable Television                        3,360(8)             580(8)
     Paging
     Wireless Local Loop Telephony



5.   Estonia
     Paging                                           2,535                396
6.   Bucharest, Romania
     Wireless Cable Television                          786                682
     Paging                                           2,324                490
     Trunked Mobile Radio                               448                --

7.   Kishinev, Moldova
     Wireless Cable Television                        1,346                400

8.   Almaty, Kazakhstan
     Wireless Cable Television                        1,016                222
     Paging                                             247                --
9.   St. Petersburg, Russia
     AM Radio                                            --                --
     FM Radio                                           562                --
     Paging                                              --                527

10.  Nizhny Novgorod, Russia
     Wireless Cable Television                           75                180


     Paging                                              52                330

11.  Minsk, Republic of Belarus
     Wireless Cable Television                          518                400


12.  Budapest, Siofok, and Khebegy,
     Hungary (11)
     AM Radio                                           948              8,107
     FM Radio (2 Frequencies)

13.  Sochi, Russia
     FM Radio                                            85                185

14.  Vilnius, Lithuania
     Wireless Cable Television                           --                 81



(1) Covered population is provided for paging, telephony and Trunked Mobile Radio systems and covered households for wireless cable television and radio systems.
(2)  Represents amounts loaned and contributed as of December 31, 1995.
(3) Purchased equity of existing operational company in 1994; the company was formed in 1991.
(4) Provides international toll calling services between Georgia and the rest of the world and is the only Intelsat designated representative in Georgia to provide such services.
(5) Indicates population MITI intends to cover by the end of 1996. In each of the foregoing markets, MITI covers the capital city and is currently expanding the services of such operations to cover additional cities.
(6) Purchased equity of existing company in 1995; the company was formed in 1994.
(7) Purchased equity of existing operational company in 1995; the company was formed in 1993.
(8) Reflects amounts loaned and contributed to all projects in Tashkent, Uzbekistan.
(9) Purchased equity of existing operational company in 1995; the company was formed in 1993.
(10) Purchased equity of existing company in 1995; the company was formed in 1994.
(11) Purchased equity of existing operational company in 1994; the company was formed in 1989.
(12) Total household coverage of AM and FM radio.



     The markets which the Company targets for its services typically (i) have large populations; (ii) have strong economic potential; (iii) are usually the capital city of a country, republic or province; and (iv) are easily accessible to the Communications Group's central offices. The Company believes that most of its markets have a concentration of educated people who desire quality entertainment, sports and news as well as reliable and efficient communications services. As principal cities of their respective countries, republics or provinces, these markets are, in many cases, home to a significant number of foreign diplomats, businessmen and advisors who the Company anticipates will often become premium service customers.

     The Company believes that the vast majority of the political and economic leaders of these markets recognize the importance of communications as a means to modernizing their societies. In the Communications Group's markets, the breadth of television programming is somewhat limited and there exists a demand for quality entertainment and news programming. Additionally, the antiquated telephone systems in many of these markets do not have the capacity to adequately serve residents. The Company believes that its systems can provide a solution to these problems because (i) the Company's wireless cable television and AM and FM broadcast services will provide a wide selection of quality entertainment, sports broadcasting, educational programming and international news at an affordable rate to both local and foreign residents; (ii) the Company's wireless telephony services will be a comparatively low-cost means of quickly providing intra-country communications as well as telephone access to the rest of the world using international satellite links; and (iii) the Company's alphanumeric and digital display paging services will be a dependable and efficient means to communicate one-way without the need for a recipient to access a telephone network. The Company is not aware of any significant governmental restrictions with respect to broadcasting time or program content in its existing cable television and radio broadcasting markets which may have a material adverse effect on the Company and its operations in these markets.

     In most cities where the Company provides or expects to provide service, a substantial percentage of the population (approximately 90% in Moscow) lives in large apartment buildings. This lowers the cost of installation and eases penetration of wireless cable television and wireless telephony services into a city, because a single microwave receiving location can bring service to a large number of people. The Company currently is licensed to provide wireless cable television to markets which have in the aggregate approximately 8.8 million households, and paging services in markets with a population totaling approximately 55.9 million. The Company believes that the cost of constructing a coaxial cable television system covering the same number of households as are covered by each of the Company's systems would be significantly more expensive than the costs incurred by the Company in constructing a wireless system.

     The Company has obtained political risk insurance from OPIC for its operating cable television systems in Moscow, Riga, Tbilisi and Tashkent, and may endeavor to obtain OPIC insurance for additional systems which are eligible for such insurance. OPIC is a United States governmental agency which provides to United States investors insurance against expropriation, political violence and loss of business income in more than 130 developing nations. The Company currently has expropriation and political violence insurance coverage with OPIC in the amount of (i) $2,800,000 with respect to its Moscow cable television system; (ii) $2,200,000 with respect to its Riga cable television system;
(iii) $1,600,000 with respect to its Tbilisi cable television system; and
(iv) $2,000,000 with respect to its Tashkent cable television system. The Company currently has loss of business income insurance with OPIC in the amount of (i) $1,500,000 with respect to its Moscow cable television system;
(ii) $1,000,000 with respect to its Riga cable television system; and
(iii) $550,000 with respect to its Tbilisi cable television system. The Company is also currently eligible to purchase additional expropriation and political violence insurance and loss of business income insurance from OPIC with respect to these systems. There can be no assurance that any insurance obtained by the Company from OPIC will adequately compensate the Company for any losses it may incur or that the Company will elect to obtain or be able to obtain OPIC insurance for any of its additional systems.

     Joint Ventures. After deciding to obtain an interest in a particular communication business, the Company generally enters into discussions with the appropriate Ministry of Communications or local parties which have interests in communications properties in a particular market. If the negotiations are successful, a joint venture agreement is entered into and is registered, and the right to use frequency licenses are contributed to the Joint Venture by the Company's local partner or are allocated by the appropriate governmental authority to the Joint Venture. In the case of the Company's radio station operations, the Company has, in many cases, directly purchased companies with an operating radio station or an ownership interest in a Joint Venture which operates a radio station.

     Generally, the Company owns approximately 50% of the equity in a Joint Venture with the balance of such equity being owned by a local entity, often a government-owned enterprise. In 1995, the Russian Federation legislature proposed, but did not enact, legislation which would limit the interest which a foreign person is permitted to own in entities holding broadcasting licenses. If legislation is enacted in Russia or any of the Company's other markets limiting foreign ownership of broadcasting licenses and the Company is required to reduce its interests in any of the ventures in which it owns an interest, it is unclear how such reduction would be effected.

     Each Joint Venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. The operating objectives, business plans and capital expenditures of a Joint Venture are approved by the Joint Venture's board of directors, or in certain cases, by its shareholders. In most cases, an equal number of directors or managers of the Joint Venture are selected by the Company and its local partner. In other cases, a differing number of directors or managers of the Joint Venture may be selected by the Company on the basis of the percentage ownership interest of the Company in the Joint Venture.

     In many cases, the credit agreement pursuant to which the Company loans funds to a Joint Venture provides the Company with the right to appoint the general manager of the Joint Venture and to approve unilaterally the annual business plan of the venture. These rights continue so long as amounts are outstanding under the credit agreement. In other cases, such rights may also exist by reason of the

Company's percentage ownership interest in the joint venture or under the terms of the Voint Venture's governing instruments.

     The Company's Joint Ventures are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Under the joint venture agreements, each of the Company and the local Joint Venture partner is obligated to make initial capital contributions to the Joint Venture. In general, a local joint venture partner does not have the resources to make cash contributions to the Joint Venture. In such cases, the Company has established or plans to establish an agreement with the Joint Venture whereby, in addition to cash contributions by the Company, each of the Company and the local partner makes in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the Joint Venture signs a credit agreement with the Company pursuant to which the Company loans the venture certain funds. Typically, such credit agreements provide for interest payments to the Company at the Company's current cost of borrowing in the United States and for payment of principal and interest from 90% of the Joint Venture's available cash flow prior to any pro rata distributions to the Company and the local partner. After the full repayment of the loan owed by the Joint Venture to the Company, the distributions from the Joint Venture to the Company and the local partner are made on a pro rata basis in accordance with their respective ownership interests.

     In addition to loaning funds to the Joint Ventures, the Company often provides certain services to each of the Joint Ventures. The Company currently charges certain Joint Ventures for services provided by MITI.

     Under existing legislation in certain of the Company's markets, distributions from a Joint Venture to its partners will be subject to taxation. The laws in the Company's markets vary markedly with respect to the tax treatment of distributions to joint venture partners and such laws have also recently been revised significantly in many of the Company's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which could have a significant negative impact on the Company and its operations.

     Marketing. The Company targets its wireless cable television service toward foreign national households, embassies, foreign commercial establishments, international and local hotels, local households and local commercial establishments. Paging services are targeted toward people who spend a significant amount of time outside of offices, have a need for mobility and/or are business people without ready access to telephones. Paging market segments include the local police, the military, foreign and local business people and embassy personnel.

     Radio station programming is targeted toward 25 to 55 year-old consumers, who are believed by management of the Company to be the most affluent in the emerging societies of Eastern Europe and the former Soviet Republics. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This is intended to enable the commercial sales departments of each joint venture to present to advertisers the most desirable market for their products and services, thereby heightening the value of the station's commercial advertising time. Advertising on these stations is sold to local and international advertisers.

Development of Communications Systems

     Wireless Cable Television. Wireless cable television is a technology experiencing rapid growth worldwide. In the United States, wireless cable television, also referred to as MMDS (multichannel, multi-point distribution service), is gaining acceptance as a competitor to coaxial cable service. In addition, the service has low installation and maintenance costs relative to coaxial cable services.

     Each of the Company's wireless cable television systems is expected to operate in a similar manner. Various programs, transmitted to satellite transponders, will be received by the joint venture's satellite dishes located in a central facility. The signal will then be transmitted to a video switching system located in the joint venture's facilities, generally near the city's main transmission tower. Other programs, such as movies, will be combined into a predetermined set of channels and fed to solid state, self-diagnostic transmitters and antennae located on the transmission tower. Encrypted multichannel signals will then be broadcast as far as 50 kilometers in all directions.

     The specialized compact receiving antenna systems, installed on building rooftops as part of the system, will receive the multichannel signals transmitted by the transmission tower antennae and convert and route the signals to a set-top converter and a television receiver via a coaxial cabling system within the building. The set-top converter descrambles the signal and is also used as a channel selector to augment televisions having a limited number of channels.

     The Company currently offers English, French, German and Russian programming, with plans to expand into other languages as demand increases. Some of the Company's channels are dubbed and others are subtitled into the local language. Generally, the Company's "basic" service provides programming of local off-air channels and an additional five to six channels with a varied mixture of distant off-air channels, European or American sports, music, international news and general entertainment. The Company's "premium" service generally includes the channels which make up its "basic" service as well as an additional number of satellite channels and a movie channel that offers recent and classic movies featuring such actors as Robert De Niro, Candice Bergen, Charles Bronson and Sean Connery.

     The Company's programming options currently include news channels such as BBC World, CNN International, Sky News and Euronews, music, sports and entertainment channels such as BBC Prime, MTV Europe, Eurosport, TNT/Cartoon Network, NBC Super Channel and Discovery Channel Europe and movie channels.

     The Company currently offers "Pay Per View" movies on its Baltcom cable television system which operates in Riga, Latvia and is planning in the future to add such service to its program lineups in certain of its other markets. The subscriber pays for "Pay Per View" services in advance, and the intelligent decoders that the Company uses automatically deduct the purchase of a particular service from the amount paid in advance.

     Paging. The Company's paging systems represent a moderately priced service which is complementary to telephony. Alphanumeric and digital display paging systems are useful in Eastern European countries, the former Soviet Republics and other emerging markets for sending information one-way without the need for a recipient to access a telephone network, which in many of these markets are often overloaded or unavailable.

     The Company offers service with three types of pagers: (i) tone only, which upon encoded signaling produces several different tones depending on the code transmitted; (ii) digital display, which emits a variety of tones and permits the display of up to 16 digits; and (iii) alphanumeric, which emits a variety of tones and displays as many as 63 characters. Subscribers may also purchase additional services, such as paging priority, group calls and other options.

     As an adjunct to paging services, the joint ventures operate 24-hour service bureaus to receive calls and record and transmit messages. In addition, automatic paging messages are accepted from personal computers, telex machines and cellular telephones.

     AM and FM Radio. Programming in each of the Company's AM and FM markets is designed to appeal to the particular interests of a specific demographic group in such markets. Although the Company's radio programming formats are constantly changing, programming generally consists of popular music from the United States, Western Europe, and the local area. News is delivered by local announcers in the language appropriate to the region, and announcements and commercials are locally produced. By developing a strong listenership base comprised of a specific demographic group in each of its markets, the Company believes it will be able to attract advertisers seeking to reach these listeners. The Company believes that the technical programming and marketing expertise that it provides to its joint ventures enhances the performance of the joint ventures' radio stations.

     International Toll Calling. The Company owns approximately 30% of Telecom Georgia. Telecom Georgia handles all international calls inbound to and outbound from the Republic of Georgia to the rest of the world. Telecom Georgia is currently making interconnect arrangements with several international long distance carriers such as Sprint and Telespazio of Italy. For every international call made to the Republic of Georgia, a payment will be due to Telecom Georgia by the interconnect carrier and for every call made from the Republic of Georgia to another country, Telecom Georgia will bill its subscribers and pay a destination fee to the interconnect carrier.

     Trunked Mobile Radio. The Company's Romanian joint venture provides Trunked Mobile Radio ("TMR") services in certain areas in Romania. The Company also recently signed a letter of intent to purchase a 51% interest in Protocall Ventures, Ltd., a U.K. company with ownership interests in 9 Trunked Mobile Radio systems operating in Portugal, Spain, Germany and Belgium. TMR systems are primarily designed to provide mobile voice communications among members of user groups and interconnection to the public switched telephone network. TMR systems are commonly used by taxi companies, construction teams, security services and other groups with need for significant internal communications.

     Wireless Telephony. MIG is currently exploring a number of investment opportunities in wireless telephony systems and has installed test systems in a number of countries in Eastern Europe, the former Soviet Republics, including Uzbekistan and Georgia, and the emerging markets in the Pacific Rim. The Company believes that its proposed wireless telephony systems are a time and cost effective means of improving the communications infrastructure in these markets. The current telephone systems in these markets are antiquated and overloaded, and consumers in these markets typically must wait several years to obtain telephone service.

     The Company's proposed fixed wireless local loop telephony offers the current telephone service provider a rapid and cost effective method to expand their service base. The system eliminates the need to build additional fixed wire line infrastructure by utilizing a microwave connection directly to the subscriber.

Competition

     Wireless Cable. Most of the Company's current cable television competitors in its markets are undercapitalized, small, local companies that are providing limited programming to their subscribers. The Company does not, however, have or expect to have exclusive franchises with respect to its cable television operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to the Company's in its markets. The Company also encounters competition in some markets from unlicensed competitors which may have lower operating expenses and may be able to provide cable television service at lower prices than the Company. The Company currently competes in all of its markets with over-the-air broadcast television stations. The Company is also aware that equipment is being manufactured for the purpose of unlawfully receiving and decoding encrypted signals transmitted by wireless cable television ventures. The Company believes that it has thus far only experienced unlawful receipt of its signal on a limited basis with respect to certain of its wireless cable television services. In addition, another possible source of competition for the Company are videotape cassettes. The Company's wireless cable also competes with individual satellite dishes.

     Paging. In some of the Company's paging markets, the Company has experienced and can expect to continue to experience competition from existing small, local, paging operators who have limited areas of coverage and as well as competition by, in some cases, paging operators established by Western European and U.S. investors with substantial experience in paging. The Company also faces competition from a segment of radio paging operations utilizing FM Subcarrier Frequency transmissions. The local phone systems are also considered to be a significant competitor to the Company's paging operations. The Company does not have or expect to have exclusive franchises with respect to its paging operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to the Company's in its markets.

     Wireless Telephony. While the existing wireline telephone systems in Eastern Europe and the former Soviet Republics are often antiquated, the fact that these systems are already well-established and operated by governmental authorities means that they are a source of competition for the Company's proposed wireless telephony operations. In addition, one-way paging service may be a competitive alternative which is adequate for those who do not need a two-way service, or it may be a service that reduces wireless telephony usage among wireless telephony subscribers. The Company does not have or expect to have exclusive franchises with respect to its wireless telephony operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to or competitive with the Company's in its markets. In certain markets, cellular telephone operators exist and represent a competitive alternative to the Company's proposed wireless telephony. A cellular telephone can be operated in the same manner as a wireless loop telephone in that either type of service can simulate the conventional telephone service by providing local and international calling from a fixed position in its service area. Both services are connected directly to a telephony switch operated by the local telephone company and therefore can initiate calls to or receive calls from anywhere in the world currently served by the international telephone network. Cellular telephony and wireless loop telephony eliminate the need for trenching and laying of wires for telephone services and thus deploy telephone service quickly and cost effectively. Wireless loop technology utilizes radio frequencies, instead of copper or fiber optic cable, to transmit between a central telephone and a subscriber's building. Cellular telephony enables a subscriber to move from one place in a city to another while using the service while wireless loop telephony is intended to provide fixed telephone services which can be deployed as rapidly as cellular telephony and at a significantly lower cost.

     FM and AM Radio. In each of the Company's existing markets, there are either a number of stations in operation already or plans for competitive stations to be in service shortly. As additional stations are constructed and commence operations, the Company expects to face significantly increased competition for listeners and advertising revenues from parties with programming, engineering and marketing expertise comparable to the Company's. Other media businesses, including broadcast television, cable television, newspapers, magazines and billboard advertising also compete with the Company's radio stations for advertising revenues.

     Snapper and Roadmaster

     The Company currently engages in two non-strategic businesses. The Company is involved in the lawn and garden equipment industry through its Snapper subsidiary which does business under the name "Snapper Power Equipment Company." In addition, the Company is indirectly engaged in the sporting good business through its ownership interest in Roadmaster.

     Snapper. Snapper manufactures Snapper(R) brand power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories, and distributes blowers, string trimmers and edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment and a Blackhawk(TM) line of mowers and markets a fertilizer line under the Snapper(R) brand.

     On February 29, 1996, Snapper sold its European subsidiaries to an employee of such subsidiaries. The purchase price consisted of the payment of a promissory note of one of Snapper's European subsidiaries in the amount of $8,621,027, which represents a portion of the intercompany indebtedness ($10,703,718 at December 31, 1995) owed to Snapper by its European subsidiaries. Principal payments under the promissory note shall be made as follows:
(i) $3,000,000 on May 31, 1996; (ii) $2,524,310 on July 31, 1996;
(iii) 2,500,000 on September 30, 1996 and (iv) the remainder on December 31, 1996. The promissory note is secured by a standby letter of credit.

     For accounting purposes, Snapper has been classified as an asset held for disposition. The Company has adopted a plan to dispose of Snapper during 1996 and is actively exploring a sale of Snapper. Although the Company has received several proposals regarding a sale of Snapper, it has not reached an agreement in principle or entered into a definitive agreement providing for the disposition of Snapper. No assurances can be given that the Company in the future will engage in such a transaction or effect such a plan.

     Investment in Roadmaster Industries, Inc. In December 1994, the Company acquired 19,169,000 shares of Roadmaster common stock, or approximately 38% of the outstanding Roadmaster common stock, in exchange for all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries (the "Exchange Transaction"). Roadmaster, through its operating subsidiaries, is one of the largest manufacturers of bicycles and a leading manufacturer of fitness equipment and toy products in the United States. Its common stock is listed on the New York Stock Exchange. As of December 31, 1995, the closing price per share of Roadmaster common stock was $2.375 and the quoted market value of the Company's investment in Roadmaster was $45,526,375. As disclosed in Amendment No. 1 to its Schedule 13D relating to Roadmaster, filed with the SEC on March 1, 1996, MIG intends to dispose of its investment in Roadmaster during 1996.

     In connection with the Exchange Transaction, the Company, Roadmaster and certain officers of Roadmaster entered into a Shareholders Agreement (the "Shareholders Agreement") pursuant to which, among other things, the Company obtained the right to designate four individuals to serve on Roadmaster's nine-member Board of Directors (the "MIG Designated Directors"), subject to certain reductions.

     In addition, the Shareholders Agreement generally grants Roadmaster a right of first refusal with respect to any proposed sale by the Company of any shares of Roadmaster common stock received by the Company in the Exchange Transaction for as long as the MIG Designated Directors have been nominated and elected to the Board of Directors of Roadmaster. Such right of first refusal will not, however, apply to any proposed sale, transfer or assignment of such shares to any persons who would, after consummation of such transaction, own less than 10% of the outstanding shares of Roadmaster common stock or to any sale of such shares pursuant to a registration statement filed under the Securities Act, provided the Company has used its reasonable best efforts not to make any sale pursuant to such registration statement to any single purchaser or "Acquiring Person" who would own 10% or more of the outstanding shares of Roadmaster common stock after the consummation of such transaction. "Acquiring Person" generally is defined in the Shareholders Agreement to mean any person or group which together with all affiliates is the beneficial owner of 5% or more of the outstanding shares of Roadmaster common stock.

     Also in connection with the Exchange Transaction, the Company and Roadmaster entered into a Registration Rights Agreement (the "Registration Rights Agreement") under which Roadmaster agreed to register such shares ("Registrable Stock") at the request of the Company or its affiliates or any transferee who acquires at least 1,000,000 shares of the Roadmaster common stock issued to the Company in the Exchange Transaction. Under the Registration Rights Agreement, registration may be required at any time during a ten-year period beginning as of the closing date of the Exchange Transaction (the "Registration Period") by the holders of at least 50% of the Registrable Stock if a "long-form" registration statement (i.e., a registration statement on Form S-1, S-2 or other similar form) is requested or by the holders of Registrable Stock with a value of at least $500,000 if a "short-form "registration statement (i.e., a registration statement on Form S-3 or other similar form) is requested. Roadmaster is required to pay all expenses incurred (other than the expenses of counsel, if any, for the holders of Registrable Stock, the expenses of underwriter's counsel, and underwriting fees) for any two registrations requested by the holders of Registrable Stock during the Registration Period. Roadmaster will become obligated to pay the expenses of up to two additional registrations if Roadmaster is not eligible to use a short-form registration statement to register the Registrable Stock at any time during the Registration Period. All other registrations will be at the expense of the holders of the Registrable Stock. Roadmaster will have the right at least once during each twelve-month period to defer the filing of a demand registration statement for a period of up to 90 days after request for registration by the holders of the requisite number of shares of Registrable Stock. In connection with entering into the MIG Revolver (as defined below), MIG requested that Roadmaster register its shares of Roadmaster common stock.

Environmental Protection

     Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1995 and are not expected to be material in future years.

     The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended
December 31, 1995. As of December 31, 1995, the Company had a remaining reserve of approximately $1,250,000 to cover its obligations to its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

     The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company ("DP"), and was transferred to a wholly -owned subsidiary of the Company in connection with the Exchange Transaction. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the Exchange Transaction, Roadmaster and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and Roadmaster entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

     On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. The consulting firm is currently conducting soil samples and other tests on the Opelika Property. Although the Company has not received the results of these tests, the Company believes that the reserves of approximately $1,800,000 previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

Employees

     As of February 29, 1996, the Company had approximately 289 regular employees, of whom less than 1% were members of labor unions.

     Certain of the Entertainment Group's subsidiaries are signatories to various agreements with unions that operate in the entertainment industry. In addition, a substantial number of the artists and talent and crafts people involved in the motion picture and television industry are represented by trade unions with industry-wide collective bargaining agreements.

Recent Developments

     At the time the November 1 Mergers were consummated, the Company disclosed that one of the benefits of such mergers was that they would enhance the Company's ability to make strategic acquisitions of other companies whose businesses and/or assets complement the Company's entertainment, media and communications assets. As noted above, the Company has entered into a merger agreement to acquire Goldwyn and a letter of intent to acquire MPCA. In addition, the Company has entered into an Agreement and Plan of Merger to acquire Alliance Entertainment Company ("Alliance"), which is the largest full-service distributor of pre-recorded music in the United States and which also is engaged in the exploitation of proprietary music product. The acquisition of Alliance will enable the Company to expand its entertainment related business by entering the music distribution business in the United States and certain international markets and provide the Company with a growing library of artists and previously released music catalogs. In connection with the proposed mergers, the Company intends to refinance substantially all of its indebtedness and that of its subsidiaries, as well as substantially all of the indebtedness of Alliance and Goldwyn.

     Merger Agreement with Alliance

     On December 20, 1995, the Company and Alliance entered into an Agreement and Plan of Merger (the "Alliance Merger Agreement") pursuant to which a newly-formed, wholly-owned subsidiary of the Company ("Alliance Mergerco") will merge with and into Alliance (the "Alliance Merger"). Alliance is the largest full-service distributor of pre-recorded music and music related products in the United States and is also actively engaged in the exploitation of proprietary rights with respect to recorded music, video and video CDs. Alliance has expanded rapidly over the past several years through strategic acquisitions and the internal growth of its operations and has built a distribution infrastructure which it believes provides it with competitive advantages in purchasing and distributing inventory and servicing its customers. Alliance believes it is currently among the top five purchasers of pre-recorded music in the United States and that it is four times the size of its largest direct competitor in terms of annual revenues.

     Pursuant to the Alliance Merger Agreement, upon consummation of the Alliance Merger, Alliance stockholders will exchange each of their shares of Alliance common stock for (i) .7 shares of Common Stock, and (ii) a ten-year warrant to purchase .285 shares of Common Stock at an exercise price of $20.00 per share. Also in connection with the Alliance Merger, Metromedia has entered into Stock Purchase Agreements (the "Stock Purchase Agreements") with Joseph J. Bianco, the Chairman and Chief Executive Officer of Alliance, and Anil K. Narang, the Vice Chairman and President of Alliance, providing for the sale by Messrs. Bianco and Narang to Metromedia of (i) 2,100,000 and 420,000 shares of Common Stock, respectively, and 886,920 and 171,000 Warrants, respectively, to be received by Messrs. Bianco and Narang in the Alliance Merger and (ii) all Warrants received by Messrs. Bianco and Narang upon the exercise of certain options or warrants to purchase Alliance common stock held by them (expected to be 829,350 Warrants for Mr. Bianco and 177,816 Warrants for Mr. Narang), for a cash purchase price of $36,000,000 and $7,200,000 to Messrs. Bianco and Narang, respectively. These purchases will take place immediately following the effective time of the Alliance Merger and will enable the Metromedia Holders, who currently collectively control approximately 35.9% of the outstanding Common Stock, to reduce the substantial dilution to their interests which would otherwise result from the issuance of Common Stock to Alliance Stockholders in the Alliance Merger.

     Consummation of the Alliance Merger is subject to various conditions, including (i) the receipt of approval of the stockholders of each of MIG and Alliance; (ii) the receipt of certain opinions of counsel with respect to certain legal matters and as to the qualification of the Alliance Merger as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"); (iii) that since September 30, 1995, no change or event shall have occurred which has or could reasonably be expected to have a material adverse effect with respect to MIG or Alliance; (iv) the receipt of certain fairness opinions by the Board of Directors of each of MIG and Alliance;
(v) that the Stock Purchase Agreements shall have been executed by the parties thereto; (vi) that Metromedia Company or an affiliate shall purchase all of Alliance's $125,000,000 11 1/4% Senior Subordinated Notes due 2005 (the "Existing Alliance Notes") which may be tendered pursuant to the change of control provisions contained in the indenture governing the Existing Alliance Notes or Metromedia Company or an affiliate shall otherwise take action to ensure that there will not be a default under MIG's or

Alliance's existing indebtedness as a result of Existing Alliance Notes being tendered by their holders; (vii) that the shares of Common Stock and the Warrants to be issued in the Alliance Merger shall have been authorized for listing on the AMEX or any other national securities exchange or automated quotation system approved by MIG and Alliance, in each case, subject to official notice of issuance; and (viii) that Alliance Stockholders holding, in the aggregate, fewer than 10% of the shares of Alliance Common Stock shall have perfected their dissenters' rights of appraisal.

     The Alliance Merger Agreement provides that Alliance has the right to terminate the Alliance Merger Agreement in the event that the average closing price for the Common Stock is below $14.50 per share for the 20 consecutive trading days ending six calendar days prior to the date of the stockholder meetings held to consider the proposed Alliance Merger (the "Minimum Price Condition"). In addition, The Alliance Merger Agreement may be terminated at any time prior to the effective time of the Alliance Merger, whether before or after approval thereof by the stockholders of MIG and/or Alliance: (i) by the mutual written consent of MIG and Alliance, (ii) unilaterally, by the Board of Directors of MIG or Alliance if the Alliance Merger has not been consummated on or before September 30, 1996, (iii) by the non-breaching party in case of certain material breaches by the other party or (iv) by the Board of Directors of MIG or Alliance if a court of competent jurisdiction or any other governmental entity shall have issued an order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the consummation of the Alliance Merger and such order, decree, ruling or other action shall have become final and non-appealable. The Alliance Merger Agreement may also be terminated by MIG or Alliance if the Alliance Board of Directors recommends a competing offer or otherwise modifies or changes, in a manner adverse to MIG, its recommendation that its stockholders approve the Alliance Merger Agreement. Upon any termination resulting from circumstances contemplated by the preceding sentence, the Alliance Merger Agreement provides that Alliance will pay MIG a termination fee of $18 million plus the reimbursement of certain expenses. In addition, if the Alliance Merger is not consummated by Alliance because the Minimum Price Condition is not satisfied, MIG has agreed to reimburse certain of Alliance's expenses up to $1,250,000.

     Subsequent to the execution of the Alliance Merger Agreement, in response to certain comments to such agreement received from the Special Committee of the Board of Directors of Alliance formed to consider the proposed merger and for certain other considerations, MIG and Alliance have agreed in principle to amend and restate the Alliance Merger Agreement to clarify the intent of the parties with respect to certain matters, including the parties' agreement that (i) the date for determining whether the Minimum Price Condition has been satisfied will be six calendar days prior to the effective time of the Alliance Merger rather than six calendar days prior to the day of the stockholder meetings to be held to consider the merger, as is currently contemplated by the Alliance Merger Agreement, (ii) the inability to consummate the refinancing of substantially all of MIG's and Alliance's outstanding indebtedness on commercially reasonable terms will not in itself constitute a material adverse effect with respect to MIG or Alliance that would permit either MIG or Alliance to not consummate the Alliance Merger and (iii) Alliance will be merged into Alliance Mergerco rather than merging Alliance Mergerco into Alliance, as is provided for in the Alliance Merger Agreement.

     Merger Agreement with The Samuel Goldwyn Company

     On January 31, 1996, the Company and Goldwyn entered into an Agreement and Plan of Merger (the "Goldwyn Merger Agreement") pursuant to which Goldwyn will merge with a newly-formed, wholly-owned subsidiary of the Company (the "Goldwyn Merger") and, in connection therewith, will be re-named "Goldwyn Entertainment Company".

     Goldwyn is a diversified independent entertainment company engaged in the production and worldwide distribution of motion pictures and television programming and in theatrical exhibition. Goldwyn's Film Division is a producer and leading distributor of specialized motion pictures and art films, which are substantially less expensive to produce and distribute than films produced by major studios for wide release. Specialized films also are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences. Certain specialized motion pictures, such as the recent independently produced films, The Remains of the Day, In the Name of the Father and The Piano have "crossover" commercial potential as well, that is, artistic and creative elements, such as an exceptional cast, critically acclaimed performances or a timely or compelling storyline, which appeal to a broader audience. Specialized films released by Goldwyn in recent years include the Academy Award-winning The Madness of King George, the crossover commercial success Much Ado About Nothing, and Academy Award-nominated films Eat, Drink, Man, Woman, The Wedding Banquet, Longtime Companion and Henry V.

     Goldwyn's Television Division (the "Television Division") produces original programming for the first-run syndication market and distributes feature films and other television programming worldwide. The Television Division produces and syndicates the athletic competition series American Gladiators, which is currently in its sixth season. American Gladiators is syndicated in over 90% of the United States television markets and over 40 foreign markets. In the fall of 1995, the Television Division introduced a remake of its original television series Flipper for broadcast in the 1995-1996 season. In addition, the Television Division syndicates movie packages from Goldwyn's library of over 850 feature films.

     Goldwyn believes that its Samuel Goldwyn Theatre Group (the "Theatre Group"), with 140 screens in 52 theaters, is the largest exhibitor of specialized motion pictures and art films in the United States. The operation of the Theatre Group allows Goldwyn to participate in revenues from the exhibition of films distributed by Goldwyn as well as films produced and distributed by others. The Theatre Group fulfills a key element of Goldwyn's strategy by broadening Goldwyn's presence in the market for specialized motion pictures and art films and providing a source of relatively stable revenues and cash flow to Goldwyn.

     The Goldwyn Merger Agreement provides that upon consummation of the Goldwyn Merger, Goldwyn stockholders will receive $5.00 worth of Common Stock for each share of Goldwyn common stock, provided that the average closing price of the Common Stock over the 20 consecutive trading days ending five days prior to the meeting of the Company's stockholders held to vote upon the Goldwyn Merger is between $12.50 and $16.50. If the average closing price of Common Stock over such period is less than $12.50 it will be deemed to be $12.50 and Goldwyn stockholders will receive .4 shares of Common Stock for each share of Goldwyn common stock, and if the average closing price of the Common Stock over such period is greater than $16.50, it will be deemed to be $16.50 and Goldwyn stockholders will receive .3030 shares of Common Stock for each share of Goldwyn common stock.

     Consummation of the Goldwyn Merger is subject to various conditions, including, but not limited to: (i) the receipt of approval of the stockholders of each of MIG and Goldwyn (though under certain circumstances the Company may unilaterally waive the condition of approval of its stockholders); (ii) the receipt of certain opinions of counsel with respect to certain legal matters and as to the qualification of the Goldwyn Merger as a reorganization within the meaning of Section 368(a) of the Code; (iii) that since December 31, 1995, no change or event shall have occurred which has had or could reasonably be expected to have a material adverse effect with respect to MIG or Goldwyn;
(iv) the receipt of certain fairness opinions by the Board of Directors of each of MIG and Goldwyn; (v) that the Samuel Goldwyn Family Trust (the "Goldwyn Family Trust"), of which Samuel Goldwyn, Jr., Chairman and Chief Executive Officer of Goldwyn, is trustee, and the surviving corporation of the Goldwyn Merger shall have entered into a distribution agreement pursuant to which such corporation will acquire distribution rights to the Samuel Goldwyn Classics Library for a term which extends until the year
2020;   (vi) that  Samuel Goldwyn, Jr., Chairman and Chief Executive Officer of
Goldwyn, and Meyer Gottlieb, President of Goldwyn, shall each have entered into employment agreements with the surviving corporation of the Goldwyn Merger on terms satisfactory to the parties; (vii) that Goldwyn's indebtedness shall have been refinanced or repaid in full or extended beyond the effective time of the Goldwyn Merger; (viii) that Orion shall have provided to Goldwyn up to $5.5 million of interim financing as an advance for certain distribution rights in six feature films; (ix) that the surviving corporation of the Goldwyn Merger and Mr. Goldwyn shall have entered into an agreement pursuant to which such corporation will acquire a license to use the trademark "Samuel Goldwyn" in perpetuity royalty-free with regard to existing product and a license to use the name "Goldwyn" in perpetuity royalty-free in connection with its film and television business; (x) that an Option Agreement among Goldwyn, Mr. Goldwyn and the Goldwyn Family Trust shall be amended and restated to clarify that the option granted to Goldwyn under the existing agreement, which option entitles Goldwyn to "put" shares of Goldwyn common stock to the Goldwyn Family Trust under certain circumstances, may be exercised utilizing the Common Stock instead of Goldwyn common stock; and (xi) that the shares of Common Stock to be issued in the Goldwyn Merger shall have been authorized for listing on the AMEX or any other national securities exchange or automated quotation system approved by MIG and Goldwyn, in each case, subject to official notice of issuance.

     The Goldwyn Merger Agreement may be terminated at any time prior to the effective time of the Goldwyn Merger, whether before or after approval thereof by the stockholders of MIG and/or Goldwyn: (i) by the mutual written consent of MIG and Goldwyn, (ii) unilaterally, by the Board of Directors of MIG or Goldwyn if the Goldwyn Merger has not been consummated on or before September 30, 1996,
(iii) by the non-breaching party in case of certain material breaches by the other party or (iv) by the Board of Directors of MIG or Goldwyn if a court of competent jurisdiction or any other governmental entity shall have issued an order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the consummation of the Goldwyn Merger and such order, decree, ruling or other action shall have become final and non-appealable. The Goldwyn Merger Agreement may also be terminated by MIG or Goldwyn if the Goldwyn Board of Directors recommends a competing offer or otherwise modifies or changes, in a manner adverse to MIG, its recommendation that its stockholders approve the Goldwyn Merger Agreement. Upon any termination resulting from circumstances contemplated by the preceding sentence and under certain other circumstances, the Goldwyn Merger Agreement provides that Goldwyn will pay MIG a termination fee of $3 million and reimburse MIG for certain of its expenses.

     Pursuant to the terms of a voting agreement entered into simultaneously with the execution of the Goldwyn Merger Agreement, the Samuel Goldwyn, Jr. Family Trust, beneficial owner of approximately 64% of the outstanding common stock of Goldwyn, has agreed to vote its shares in favor of the Goldwyn Merger. Accordingly, the vote of the Goldwyn Family Trust in accordance with the Voting Agreement will be sufficient to approve the Goldwyn Merger Agreement without any action on the part of any other stockholders of Goldwyn.

     MPCA Acquisition

     On November 17, 1995, the Company entered into a letter of intent to acquire MPCA and its affiliated companies for $32.5 million in Common Stock and cash in repayment of stockholder loans to MPCA. MPCA is an independent film production company which focuses on producing and acquiring commercially marketable films featuring popular actors at substantially less than average industry cost.

MPCA is headed by Bradley Krevoy and Steven Stabler, who have produced low budget, profitable movies like Threesome, released in 1993, which cost $3.5 million to produce and grossed a reported total of $60 million. A more recent success produced by Krevoy and Stabler MPCA was the film Dumb and Dumber, which cost $16 million to produce and grossed a reported total of approximately $250 million.

     Consummation of the proposed MPCA acquisition is subject to the execution of definitive documentation, approval of the transaction by the Board of Directors of the Company, satisfactory completion by the Company of its legal and financial due diligence with respect to MPCA, the execution by Messrs. Krevoy and Stabler of employment agreements with the Company, the execution of certain ancillary agreements and receipt of all requisite regulatory approvals, including the termination or expiration of the requisite waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Following the consummation of the MPCA acquisition, it is anticipated that MPCA will merge into a wholly-owned subsidiary of the Company and that Krevoy and Stabler will join the Entertainment Group's management team.

Segment and Geographic Data

     Business segment data and information regarding the Company's foreign revenues by geographic area are included in Notes 7 and 12 of the "Notes to Consolidated Financial Statements" included in Item 8 hereof.

Item 2. Properties

     The following table contains a list of the Company's principal properties.

                           Number
                      -----------------
 Description          Owned      Leased        Location
-----------------    --------  --------    ---------------
 Orion:
   Office space         --          1      Los Angeles,
   Sales office         --          1      California
   Sales office         --          1      New York, New
                                            York
                                           Dallas, Texas
 MITI:
   Executive                        1      Stamford,
    offices             --          1      Connecticut
   Office space         --          1      Moscow, Russia
   Office space                            Vienna, Austria

 General
   Corporate:           --          1      Atlanta, Georgia
   Office space



The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

Item 3. Legal Proceedings

Fuqua Industries, Inc. Shareholder Litigation
---------------------------------------------

     Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua
                                                             -----------
Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named
----------------------------------------
defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which at one time owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15,700,000 for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

Litigation Relating to the November 1 Mergers
---------------------------------------------

     Three stockholder suits relating to the November 1 Mergers were filed in the Delaware Chancery Court prior to the consummation of such mergers. Set forth below is a brief description of the status of such litigations.

     Jerry Krim v. John W. Kluge, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steele, Stuart Subotnick, Arnold L. Wadler, Stephen Wertheimer, Leonard White and Orion Pictures Corporation (Delaware Chancery Court, C.A. No. 13721); complaint filed September 2, 1994. Orion and each of its directors were named as defendants in this purported class action lawsuit, which alleged that Orion's Board of Directors failed to use the required care and diligence in considering the November 1 Mergers and sought to enjoin the consummation of such mergers. The lawsuit further alleged that as a result of the actions of Orion's directors, Orion's stockholders would not receive the fair value of Orion's assets and business in exchange for their Orion Common Stock in the November 1 Mergers.

     Harry Lewis v. John W. Kluge, Leonard White, Stuart Subotnick, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steele, Arnold L. Wadler, Stephen Wertheimer, The Actava Group, Inc. and Orion Pictures Corp. (Delaware Chancery Court, C.A. No. 14234); complaint filed April 17, 1995. Orion, each of its directors and Actava were named in this purported class action lawsuit which was filed after the execution of the initial merger agreement relating to the November 1 Mergers. The complaint contained similar allegations and sought similar relief to the Krim case described above.

     On January 22, 1996, the parties to these two lawsuits executed a Memorandum of Understanding embodying a tentative settlement agreement. In the tentative settlement agreement, the plaintiffs accept the September 27, 1995 amended and restated merger agreement relating to the November 1 Mergers as full settlement of all claims that were asserted or could have been asserted in such litigations.

     James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan Trust v. John D. Phillips, Frederick B. Beilstein, III, John E. Aderhold, Michael B. Cahr, J.M. Darden, III, John P. Imlay, Jr., Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders, Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery Court, C.A. No. 13765); complaint filed September 23, 1994. This class action lawsuit was filed by stockholders of the Company (then known as The Actava Group Inc.) against the Company and its directors, and against each of Orion, MITI and Sterling, the other parties to the November 1 Mergers. The complaint alleges that the terms of the November 1 Mergers constitute an overpayment by the Company for the assets of Orion and, accordingly, would result in a waste of the Company's assets. The complaint further alleges that Orion, MITI and Sterling each knowingly aided, abetted and materially assisted the Company's directors in breach of their fiduciary duties to the Company's stockholders. On November 23, 1994, the Company and its directors filed a motion to dismiss the complaint. The plaintiff never responded to the motion to dismiss. On February 22, 1996, however, the plaintiff filed a status report with the Court of Chancery in Delaware indicating that the case is moot but that the plaintiff intends to pursue an application for fees and expenses. The Company believes such application to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of stockholders of the Company was held on November 1, 1995 for the purpose of enabling stockholders to consider and vote on the Amended and Restated Agreement and Plan of Merger relating to the November 1 Mergers and the transactions contemplated thereby. At such meeting, a majority of the Company's stockholders voted to approve such mergers and certain amendments to the Company's Restated Certificate of Incorporation and By-Laws effected by virtue of the approval of such merger agreement, including amendments to the Company's Restated Certificate of Incorporation increasing the number of authorized number of shares of Common Stock, dividing the Company's Board of Directors into three classes, and renaming the Company "Metromedia International Group, Inc.," and amendments to the Company's By-laws prohibiting stockholder action by written consent, limiting the right to call special meetings of the Company's stockholders to the Chairman or Vice Chairman of the Board of Directors and authorizing the Board of Directors to issue preferred stock in one or more classes or series without any action on the part of stockholders. The following is a summary of the voting results with respect to the Amended and Restated Merger Agreement from the November 1, 1995 special meeting:

                  For            Against        Abstain
                  ---            -------        -------

                  10,911,937     297,685        95,385


No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 1995.

                        Executive Officers of the Company

     Each of the executive officers of the Company (other than Messrs. Phillips and Chmar) have served in their respective capacities since the consummation of the November 1 Mergers. Each executive officer shall, except as otherwise provided in MIG's By-Laws, hold office until his or her successor shall have been chosen and qualify.

                                                     Position
 Name                 Age          Office           Held Since
 ----                 ---          ------           ----------
 John W. Kluge . . .   81  Chairman               November 1995
 Stuart Subotnick  .   54  Vice Chairman          November 1995
 John D. Phillips  .   53  President and Chief    April 1994
                           Executive Officer
 Silvia Kessel . . .   45  Senior Vice            November 1995
                           President, Chief
                           Financial Officer and
                           Treasurer
 Arnold L. Wadler  .   52  Senior Vice            November 1995
                           President, General
                           Counsel and Secretary
 W. Tod Chmar  . . .   42  Senior Vice President  June 1994
 Robert A. Maresca .   61  Senior Vice President  November 1995
                           (Chief Accounting
                           Officer)

     Mr. Kluge has served as Chairman of the Board of Directors of MIG since the consummation of the November 1 Mergers and as Chairman of the Board of Orion since 1992. In addition, Mr. Kluge has served as Chairman and President of Metromedia and its predecessor-in-interest, Metromedia, Inc. for over five years. Mr. Kluge is also a director of The Bear Stearns Companies, Inc., WorldCom, Inc. (formerly LDDS Communications, Inc.), Occidental Petroleum Corporation and Conair Corporation. Mr. Kluge is Chairman of MIG's Executive Committee.

     Mr. Subotnick has served as Vice Chairman of the Board of Directors of MIG since the consummation of the November 1 Mergers and as Vice Chairman of the Board of Orion since November 1992. In addition, Mr. Subotnick has served as Executive Vice President of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is also a director of Carnival Cruise Lines, Inc. and WorldCom, Inc. Mr. Subotnick is Chairman of the Audit Committee and a member of the Executive and Nominating Committees of MIG.

     Mr. Phillips has served as President and Chief Executive Officer of MIG since April 19, 1994 and was elected to the Board of Directors of MIG and to the Executive Committee on the same date. Mr. Phillips served as Chief Executive Officer of Resurgens Communications Group, Inc. from May 1989 until Resurgens was merged with Metromedia Communications Corporation and WorldCom, Inc. in September 1993. Mr. Phillips also serves as a director of Restor Industries, Inc. and Roadmaster Industries, Inc.

     Ms. Kessel has served as Senior Vice President, Chief Financial Officer and Treasurer of MIG since the consummation of the November 1 Mergers, as Executive Vice President of Orion since January 1993, Senior Vice President of Metromedia since 1994 and President of Kluge & Company since January 1994. Prior to that time, Ms. Kessel served as Senior Vice President of Orion from June 1991 to November 1992 and Managing Director of Kluge & Company (and its predecessor) from April 1990 to January 1994. Ms. Kessel also serves as a director of WorldCom, Inc. Ms. Kessel is a member of the Nominating Committee of MIG.

     Mr. Wadler has served as Senior Vice President, General Counsel and Secretary of MIG since the consummation of the November 1 Mergers, as a Director of Orion since 1991 and as Senior Vice President, Secretary and General Counsel of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Wadler is Chairman of the Nominating Committee of MIG.

     Mr. Chmar was elected to the position of Senior Vice President of the Company on June 10, 1994. Mr. Chmar served as a partner in the law firm of Long, Aldridge & Norman from January 1985 until September 1993.

     Mr. Maresca has served as a Senior Vice President of MIG since November 1, 1995. Mr. Maresca has served as a Senior Vice President -- Finance of Metromedia for the prior five years.


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     Since November 2, 1995, the Common Stock has been listed and traded on the American and the Pacific Stock Exchanges under the symbol "MMG." Prior to November 2, 1995, the Common Stock was listed and traded on both the New York and the Pacific Stock Exchanges under the symbol "ACT." The following table sets forth the quarterly high and low closing sales prices per share for the Common Stock according to the New York Stock Exchange Composite Tape for the period from January 1, 1994 through November 1, 1995 and the quarterly high and low closing sales prices per share for Common Stock as reported by the American Stock Exchange from November 2, 1995 through the present.


                                        Market Price of Common Stock
                                        ----------------------------
                                             1995               1994
                                       ----------------  -----------------
 Quarters Ended                           High     Low      High    Low
 --------------                        ----------------  -----------------

 March 31  . . . . . . . . . .     $   11         8 3/4  $ 9 1/4   $ 5 7/8

 June 30 . . . . . . . . . . .         13 3/8     8 5/8    9 3/8     5 3/4

 September 30  . . . . . . . .         19 1/8    13 1/4   13 3/4     8 1/4

 December 31 . . . . . . . . .         18 7/8    13 3/4   10 3/8     8 3/8

     Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for the payment of dividends. On March 2, 1994, the Company announced that its Board of Directors had suspended the dividends on Common Stock. The Company intends to retain earnings to finance the development and expansion of its businesses and does not anticipate paying cash dividends in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends. The Company is currently a party to a credit agreement with Chemical Bank which restricts the payment of dividends. The Company's ability to pay dividends is further limited because, as a result of the November 1 Mergers, the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of February 27, 1996, there were approximately 7,873 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $13.75 per share as reported by the American Stock Exchange.

            Item 6. Selected Financial Data

                                                           SELECTED FINANCIAL DATA
                                                    (in thousands, except per share data)

                                            Year Ended
                                            December 31,                            Years Ended February 28/29
                                                              ------------------------------------------------------------------
                                               1995              1995                 1994            1993              1992
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                    $138,871           $ 194,789         $  175,713       $   222,318        $   491,117

Equity in losses of
 Joint Ventures                               (7,981)             (2,257)              (777)                -                  -

Loss from continuing operations
 before extraordinary item                   (87,024)            (69,411)          (132,530)          (72,973)          (280,832)

Loss from discontinued
 operations                                 (293,570)                  -                  -                 -            (31,239)

Loss before extraordinary
 item                                       (380,594)            (69,411)          (132,530)          (72,973)          (312,071)

Net  Profit (Loss)                          (412,976)            (69,411)          (132,530)          250,240           (312,071)

Loss from continuing operations
 before extraordinary item
 per common share                              (3.54)              (3.43)             (7.71)           (19.75)         (3,052.52)

Loss before extraordinary
 item per common share                        (15.51)              (3.43)             (7.71)           (19.75)         (3,392.08)

Net profit (loss) per common share            (16.83)              (3.43)             (7.71)            67.74          (3,392.08)

Common and common equivalent
 shares entering into computation
 of per-share amounts                         24,541              20,246             17,188             3,694                 92

Dividends per common share                         -                   -                  -                 -                  -

BALANCE SHEET DATA

Total Assets                                 599,638             391,870            520,651           704,356            856,950
Notes and subordinated debt                  304,643             237,027            284,500           325,158            521,968

See accompanying notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business" section included as Item 1 herein.

General

     On November 1, 1995, (the "Merger Date"), Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling") consummated the November 1 Mergers. In connection with the November 1 Mergers, the Company changed its name from "The Actava Group Inc." ("Actava") to "Metromedia
International Group, Inc."

     For accounting purposes only, Orion and MITI have been deemed to be the joint acquirors of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Mergers are the combined financial statements of Orion and MITI, rather than Actava's.

     The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper. In addition, the Company's investment in Roadmaster has been deemed to be a non-strategic asset. The Company intends to dispose its investment in Roadmaster during 1996. Snapper and Roadmaster are included in the consolidated financial statements of the Company as assets held for sale.

     The Company is presently evaluating new opportunities and strategies for enhancing stockholder value. As discussed above, the Company has entered into definitive agreements to acquire Alliance and Goldwyn and has signed a letter of intent to acquire MPCA. See "Item 1. Business--Recent Developments." The acquisition of Alliance will enable MIG to expand its Entertainment Group by entering the music distribution business and providing MIG with proprietary music product which it owns or otherwise controls through license or distribution agreements. The acquisition of Goldwyn will provide MIG with a valuable library of over 850 film and television titles, including numerous Hollywood classics and more critically acclaimed recent films. Goldwyn also owns a leading specialized theatre circuit of 52 theatres with 140 screens. The acquisition of MPCA will enhance the Entertainment Group's ability to produce and acquire new film product. The acquisitions of Alliance, Goldwyn and MPCA are important steps in MIG's plan to enhance its role as a leading global entertainment, media and communications company.

     Consummation of the Alliance and Goldwyn mergers and the MPCA acquisition are each subject to various conditions described above in "Item 1. Business--Recent Developments." In addition, the Company intends to pursue a strategy of making selective acquisitions of attractive entertainment and communications assets that complement its existing business groups. In particular, the Company is interested in expanding its library of proprietary motion picture and music rights and in expanding the network through which it distributes various entertainment and communication products and services.

     The business activities of the Company consist of two business segments: (i) filmed entertainment, which includes the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product, and (ii) communications, which includes wireless cable television, paging services, radio broadcasting, and various types of telephone services.

Filmed Entertainment

     The Company operates its filmed entertainment operations through Orion. Until November 1, 1995, Orion operated under the terms of the Plan, which severely limited Orion's ability to finance and produce additional theatrical motion pictures. See Notes 2 and 3 to the "Notes to the Consolidated Financial Statements" included in Item 8. Therefore, Orion's primary activity prior to the November 1 Mergers was the ongoing distribution of its library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations.

     Theatrical motion pictures are produced initially for exhibition in theatres. Initial theatrical release generally occurs in the United States and Canada. Foreign theatrical exhibition generally begins within the first year after initial release. Home video distribution in all territories usually begins six to twelve months after theatrical release in that territory, with pay television exploitation beginning generally six months after initial home video release. Exhibition of the Company's product on network and on other free television outlets begins generally three to five years from the initial theatrical release date in each territory.

Communications

     The Company, through MITI and its subsidiaries, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the former Soviet Union and in certain other Eastern European countries. During 1995, the Company began to pursue opportunities to extend its communications businesses into emerging markets in the Pacific Rim.

     The Joint Ventures currently offer wireless cable television, radio paging systems, radio broadcasting, trunked mobile radio services and various types of telephone services. Joint Ventures are principally entered into with governmental agencies or ministries under the existing laws of the respective countries.

     The consolidated financial statements include the accounts and results of operations of MITI, its majority owned and controlled Joint Ventures, CNM Paging and Radio Juventas, and their subsidiaries. Investments in other companies and Joint Ventures which are not majority owned, or in which the Company does not control, but exercises significant influence, have been accounted for using the equity method.

     The following table sets forth the operating results and financial condition of the Company's filmed entertainment and communications segments. Financial information summarizing the results of operations of Snapper, which is classified as a discontinued operation, is presented in
Note 2 of the "Notes to the Consolidated Financial Statements."

                METROMEDIA INTERNATIONAL GROUP
                     Segment Information
           Management's Discussion & Analysis Table
                      December 31, 1995

                              Calendar     Fiscal      Fiscal
                                Year       Year        Year
                               1995       1995         1994
                           ----------- ----------  ----------

                              (Note 1)
 Revenues
   Filmed Entertainment       133,812    191,244     175,662
   Communications               5,158      3,545          51
   Other                          (99)        --          --
                            ----------  --------    --------
      Total                   138,871    194,789     175,713

 Cost of Rentals and
   Operating
     Expenses                (132,950)  (187,477)   (243,030)
   Filmed Entertainment           188        221          34
                            ----------  ---------   ---------
   Other
      Total                  (132,762)  (187,256)   (242,996)
 Selling, General &
     Administrative
   Filmed Entertainment       (22,695)   (21,278)    (20,931)
   Communication              (26,422)   (18,892)     (6,011)
                            ----------  --------    --------
   Other
      Total                      (912)      (221)        (34)
                            ----------  --------    --------
                              (50,029)   (40,391)    (26,976)
 Management Fees                 (742)      (175)        (75)
 Depreciation &
   Amortization
   Filmed Entertainment          (694)      (767)       (708)
   Communication               (2,101)    (1,149)       (174)
   Other                            --        --          --
                            ----------  --------    --------
      Total                    (2,795)    (1,916)       (882)

 Operating Loss
   Filmed Entertainment       (22,602)   (18,278)    (89,007)
   Communications             (23,880)   (16,671)     (6,209)
   Other                         (975)         --          --
                             ---------    -------    --------
                              (47,457)   (34,949)    (95,216)
 Interest Expense
   Filmed Entertainment       (27,179)   (31,280)    (33,067)
   Communications              (3,727)    (1,109)       (348)
   Other                       (2,208)        --          --
                            ----------  --------    --------
                              (33,114)   (32,389)    (33,415)

 Interest Income
   Filmed Entertainment         1,069      2,198         771
   Communications               2,506        896          --
                           ----------   ---------   ---------
                                3,575      3,094         771


 Chapter 11                    (1,280)    (1,610)     (1,793)
  Reorganization Items           (767)    (1,300)     (2,100)
 Provision for Income
  Taxes
 Equity in Joint Ventures      (7,981)    (2,257)       (777)
 Discontinued Operations     (293,570)        --          --
 Early Extinguishment of      (32,382)        --          --
                            ----------  --------    --------
   Debt
           Net Loss          (412,976)   (69,411)   (132,530)
                             =========   ========   =========

Filmed Entertainment --Results of Operations

Calendar year ended December 31, 1995 versus fiscal year ended
February 28, 1995

Revenues

     Total revenues for the calendar year ended December 31, 1995
("calendar 1995") were $133,812,000, a decrease of $57,432,000 or 30%
from the fiscal year ended February 28, 1995 ("fiscal 1995").

     Theatrical revenues for calendar 1995 were $4,710,000, a decrease of $4,259,000 or 47% from the previous year. While operating under the Plan, Orion's ability to produce or acquire additional theatrical product was limited. This lack of product has negatively impacted theatrical revenues and will continue to do so until Orion produces or acquires significant new product for theatrical distribution.

     Domestic home video revenues for calendar 1995 were $39,982,000, a decrease of $11,923,000 or 23% from the previous year. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in calendar 1995. Orion had available only one of its theatrical releases for sale to the domestic home video rental market in calendar 1995 compared to six such titles in fiscal 1995. Orion's reduced theatrical release schedule in both calendar 1995 and fiscal 1995 have had and will continue to have an adverse effect on home video annual revenues until new product is available for distribution.

     Home video subdistribution revenues for calendar 1995 were $3,935,000, a decrease of $2,814,000 or 42% from fiscal 1995. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. All 23 pictures covered by this agreement have been released theatrically. Orion's reduced theatrical release schedule in calendar 1995 and fiscal 1995 has negatively impacted home video subdistribution revenues and will continue to do so in the future until Orion produces or acquires significant new product for theatrical distribution.

     Pay television revenues were $31,567,000 in calendar 1995, a decrease of $29,333,000 or 48% from the previous year. The decrease in pay television revenues was due to the availability of six titles during calendar 1995 in the pay cable market compared to eleven titles during fiscal 1995. Orion's reduced theatrical release schedule in calendar 1995 and fiscal 1995 will continue to have an adverse effect on future pay television revenues.

     Free television revenues for calendar 1995 were $53,618,000, a decrease of $9,103,000 or 15% from the previous year. In both the domestic and international marketplaces, Orion derives significant revenue from the licensing of free television rights. Major international contracts in calendar 1995 that contributed to revenues were with TV de Catalunya for rights in Spain, RTL Plus for rights in Germany and Principal Network for rights in Italy. In fiscal 1995, the most significant licensees were TV de Catalunya, Principal Network and Mitsubishi for rights in Japan. Orion's reduced theatrical release schedule while operating under the Plan has had and will continue to have an adverse effect on free television revenues.

Selling, General & Administrative Expenses

     Selling, general and administrative expenses increased $1,417,000 to $22,695,000 during calendar 1995 from $21,278,000 during fiscal 1995.

Operating Loss

     Operating loss increased $4,324,000 in calendar 1995 to ($22,602,000) from an operating loss of ($18,278,000) in fiscal 1995. The most significant contributions to Orion's fiscal 1995 operating results, which was absent in calendar 1995, came from the recognition of significant domestic pay television license fees pursuant to a settlement of certain litigation with Orion's pay television licensee, Showtime Networks, Inc. (the "Showtime Settlement"). The calendar 1995 and fiscal 1995 results were adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product totaling approximately $13,400,000 for calendar 1995 compared to writedowns for fiscal 1995 totaling approximately $17,100,000. In addition, approximately two-thirds of Orion's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

Interest Expense

     Interest expense decreased by $4,101,000 or 13% to $27,179,000 for calendar 1995, primarily due to a decrease in the average amount of debt outstanding.

Extraordinary Loss

     The extraordinary loss on early extinguishment of debt in calendar 1995 resulted from the repayment and termination of substantially all of Orion's indebtedness outstanding prior to the November 1 Mergers (the "Plan Debt"), which indebtedness was refinanced with the proceeds of the Orion Credit Facility (as defined below) and with an interest bearing promissory note from MIG, together with the charge off of the unamortized discount associated with such obligations.

Fiscal year ended February 28, 1995 versus fiscal year ended February 28,
1994

Revenues

     Total revenues for fiscal 1995 were $191,244,000, an increase of $15,582,000 or 9% from the fiscal year ended February 28, 1994 ("fiscal 1994").

     Theatrical revenues for fiscal 1995 were $8,969,000, a decrease of $24,350,000 or 73% from the previous year. The decrease was due to the poor performance of the five theatrical feature films released in the domestic marketplace in fiscal 1995. While operating under the Plan, the Company's ability to produce or acquire additional theatrical product was limited. Therefore, the Company released in the domestic theatrical marketplace only those pictures that were fully or substantially financed by the Company prior to the Filing Date. This lack of product has negatively impacted theatrical revenues and will continue to do so until the Company produces or acquires new product for theatrical distribution.

     Domestic home video revenues for fiscal 1995 were $51,905,000, an increase of $14,487,000 or 39% over the previous year. The increase in domestic home video revenue was due primarily to the availability of six of the Company's theatrical releases in the domestic home video rental market in fiscal 1995 compared to only three releases in fiscal 1994. The Company's reduced theatrical release schedule in fiscal 1995 and fiscal 1994 is likely to have an adverse effect on future home video annual revenues.

     Home video subdistribution revenues for fiscal 1995 were $6,749,000, a decrease of $5,496,000 or 45% from the previous year. These revenues were primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. All 23 pictures covered by this agreement have been released theatrically. The Company's reduced theatrical release schedule in fiscal 1995 and 1994 have begun to have and will continue to have an adverse effect on future home video subdistribution revenues.

     Pay television revenues were $60,900,000 in fiscal 1995, an increase of $48,570,000 from the previous year due to the availability of eleven titles in the pay cable market pursuant to the Showtime Settlement during fiscal 1995. Pay television revenues for fiscal 1995 included approximately $46,000,000 from the recognition of revenues relating to these eleven titles, including license fees on seven titles that had been deferred from prior years. Revenues expected to be recognized in future periods for the last five released titles under the Showtime Settlement approximate $13,500,000.

     Free television revenues for fiscal 1995 were $62,721,000, a decrease of $27,629,000 or 31% from the previous year. The decrease was primarily due to significant license fees from major networks in the United States that were recognized in fiscal 1994 upon the availability of Dances With Wolves and Silence of the Lambs and, to a lesser extent, two other pictures. No network license fees were recognized in fiscal 1995 and it is anticipated that little or no additional network license fees will be generated until new product is produced or acquired.

     In both the domestic and international marketplaces the Company derives significant revenues from the licensing of free television rights. Major international contracts in fiscal 1995 that contributed to revenues were with TV de Catalunya for rights in Spain, Mitsubishi for rights in Japan and Principal Network for rights in Italy. In fiscal 1994, the most significant licensees were TV de Catalunya, Principal Network and TRL Plus for rights in Germany.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $21,278,000 during fiscal 1995, an increase of $347,000 from fiscal 1994.

Operating Loss

     Operating loss decreased $70,729,000 in fiscal 1995 to $(18,278,000) from an operating loss of ($89,007,000) in fiscal 1994. The most significant contributions to the Company's fiscal 1995 operating results came from the recognition of significant domestic pay television license fees pursuant to the Showtime Settlement. The Company's fiscal 1995 and fiscal 1994 results were both adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product. Such writedowns totaled approximately $17,100,000 for fiscal 1995 compared to approximately $94,600,000 for fiscal 1994. For fiscal 1994, the writedowns included an aggregate $76,000,000 attributed to reduced license fees as a result of the Showtime Settlement, disappointing results of four pictures released that year, and additional provisions on the five then unreleased pictures. In addition, approximately two-thirds of the Company's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

Interest Expense

     Interest expense fell by $1,787,000 or 5% to $31,280,000 for fiscal 1995, primarily due to a decrease in the average amount of debt outstanding, though this decrease was partially offset by increased interest rates.

Communications Segment  -- Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994 and to Year Ended December 31, 1993

     Separate comparisons of the results of operations of the Communications segment (i) for the year ended December 31, 1995 compared to the year ended December 31, 1994 and (ii) for the year ended
December 31, 1994 compared to the year ended December 31, 1993 are not included as MITI's results of operations during the year ended
December 31, 1993 were not material.

Revenues

     Revenues increased to $5,158,000 in 1995 from $3,545,000 in 1994 and $51,000 in 1993. This growth in revenue from 1994 to 1995 resulted primarily from an increase in radio operations in Hungary and paging operations in Romania. However, in 1995 the Company changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three month lag. As a result, the December 31, 1995 Consolidated Balance Sheet includes the accounts for these operations at September 30, 1995 as compared to the December 31, 1994 balances included in 1994, and the 1995 Statement of Operations reflects nine months of these operations as compared to twelve months for 1994. Had the Company applied this method from October 1, 1994, revenues would have increased over the revenues reported but the net effect on the results of operations would not have been material. Future years will reflect twelve months of operations based upon a September 30th year end for operations that are consolidated.

     The increase in revenues from 1993 to 1994 was generated primarily from the acquisition of MITI's radio operations in Hungary and the commencement of operations of radio paging services in Romania in 1994. Revenue from radio operations during 1995 was $3,878,000 as compared to $2,862,000 in 1994. Radio paging services during 1995 generated revenues amounting to $690,000 as compared to $266,000 in 1994. MITI did not generate significant revenue during 1993 since none of the Joint Ventures or subsidiaries which are consolidated had then commenced operations.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased by $7,530,000 or 40% in fiscal 1995 as compared to fiscal 1994 and by $12,881,000 or 214% in fiscal 1994 as compared to fiscal 1993. The increases relate principally to the hiring of additional staff and expenses associated with the increase in the number of Joint Ventures and the need for MITI to support and assist the operations of the Joint Ventures. During 1995, MITI completed the staffing of its Vienna office and opened an office in Hong Kong. During 1994, MITI completed the staffing of its Moscow office and opened its Vienna office. Furthermore, the commencement of radio paging services in Romania and the acquisition of radio station operations in Hungary accounted for $3,800,000 of the 1994 increase. In addition, included in selling, general and administrative expenses for 1994 is $3,600,000 of non-cash compensation expense relating to the granting of stock options to MITI's Chief Executive Officer.

Interest Income

     In 1994, MITI began to charge interest to the Joint Ventures for credit facilities granted by MITI. The interest was charged at rates ranging from the prime rate to the prime rate plus four percent. As a result of increasing advances to the Joint Ventures for their operating and investing cash requirements, interest income earned under credit lines increased to $2,506,000 for 1995 as compared to $896,000 for 1994. No interest was charged to the Joint Ventures in 1993.

Interest Expense

     Interest expense increased to $3,727,000 in 1995 from $1,109,000 in 1994 and $348,000 in 1993, largely due to increased borrowings from affiliates and others in order to finance the operations and investment activities of MITI during these periods.

Equity in Losses of Affiliated Joint Ventures

     MITI accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control of these ventures. Under the equity method of accounting, MITI reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects only its proportionate share of income or losses of the Joint Ventures in its statement of operations. Additionally, MITI changed its policy of accounting for the Joint Ventures in 1994 by recording the results of operations based on a three month lag. As a result, the 1994 Consolidated Statement of Operations reflects nine months of operations for the Joint Ventures compared to twelve months for 1993. The 1995 statement of operations for the Joint Ventures includes a full twelve months of activity based on a September 30 reporting period, as will all future years.

     MITI recognized equity in losses of its Joint Ventures of approximately $7,981,000 in 1995, $2,257,000 in 1994 and $777,000 for
1993. Equity in the losses of the Joint Ventures are generally reflected according to the level of ownership of the Joint Venture by MITI until such Joint Venture's contributed capital has been fully depleted. Subsequently, MITI recognizes the full amount of losses generated by the Joint Venture since MITI is generally the sole funding source of the Joint Ventures.

     The increase in losses of the Joint Ventures of $5,724,000 from 1994 to 1995 is primarily attributable to losses of $4,047,000 incurred as part of the expansion of its cable TV operations, and the opening of a radio station in Moscow which resulted in a loss of $1,289,000. As of September 30, 1995 there were six cable TV Joint Ventures in operation as compared to four in the prior year. MITI's cable TV Joint Ventures in Moscow and Riga were responsible for $2,075,000 and $1,303,000, respectively, of this increased loss. These losses were due to one-time write downs of older equipment and additional expenses incurred for programming and marketing related to expanding the services provided and ultimately increasing the number of subscribers. All other cable TV operations, including two new ventures and the expansion of two others that were in their second year of operations, increased losses by $668,000. The increased loss experienced by the radio station in Moscow was attributable to a substantial revision in its programming format and the establishment of sales and related support staff needed to effectively compete in the Moscow market.

     Losses from MITI's other operations, including five paging entities, three of which were started up in 1995, and one telephony operation, increased by $388,000 in 1995.

     The increase in losses of its Joint Ventures of $1,480,000 from 1993 to 1994 was principally due to increased losses from cable TV operations of $1,086,000 and of $394,000 from all other operations. The cable TV losses were primarily attributable to $884,000 in additional losses in Moscow, and $202,000 as a result of the first full year of operations of two other Joint Ventures. The remainder of $394,000 from all other entities is related to the first year of operations for new entities, including the start up of one paging entity, one telephony operation and the Moscow radio station.

     As a result of the start up nature of many of the Joint Ventures, additional losses are expected.

     The losses recorded for 1995 represent MITI's equity in the losses of the Joint Ventures for the twelve months ended September 30, 1995. On January 1, 1994, MITI changed its policy of accounting for the Joint Ventures by recording its equity in their losses based upon a three month lag. Accordingly, results of operations for the year ended December 31, 1995 reflect equity in losses of the joint ventures for the period from October 1, 1994 to September 30, 1995. Results of operations for the year ended December 31, 1994 reflect equity in losses of the Joint Ventures for the period from January 1, 1994 to September 30, 1994. Had MITI applied this method from October 1, 1993, the effect on reported operating results for the year ended December 31, 1994 would not have been material.

Foreign Currency

     MITI presently has limited foreign currency exposure as virtually all revenues are billed and collected in United States dollars or an equivalent local currency amount adjusted on a monthly basis for currency fluctuation. MITI's Joint Ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As MITI and its Joint Ventures grow and become more dependent on transactions based in local currencies, MITI expects its foreign currency risk and exposure to increase. MITI currently does not hedge against foreign currency exchange rate risks.

MIG Consolidated--Results of Operations

     During calendar 1995, the Company reported a loss from continuing operations of $87,024,000, a loss from discontinued operations of $293,570,000 and a loss on extinguishment of debt of $32,382,000, resulting in a net loss of $412,976,000. This compares to a net loss of $69,411,000 for fiscal 1995, all of which came from continuing operations. The loss from continuing operations increased by $17,613,000 from calendar 1995 as compared to fiscal 1995, primarily a result of an increase in MITI's operating loss in calendar 1995. See "Communications Group -- Results of Operations." The fiscal 1994 net loss of $132,530,000 was from continuing operations.

     The calendar 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to the Snapper Power Equipment Company on the Merger Date to its net realizable value.

     The extraordinary loss on early extinguishment of debt in calendar 1995 was due to the repayment and termination of the Plan Debt, which was refinanced with funds provided under the Orion Credit Facility and a noninterest bearing promissory note from MIG, and to the charge-off of the unamortized discount associated with such obligations.

Liquidity and Capital Resources

     Orion

     The financing, production and distribution of motion pictures requires the expenditure of significant amounts of capital. Prior to the consummation of the November 1 Mergers, Orion's ability to produce or acquire new theatrical product was severely limited by the agreements entered into in connection with the Plan. At the Filing Date, all new motion picture production was halted, leaving Orion with only 12 largely completed but unreleased motion pictures. Accordingly, Orion released five, four and three theatrical motion pictures in the domestic marketplace in fiscal 1995, 1994, and 1993, respectively. In calendar 1995, there were no theatrical releases that were fully or substantially financed by Orion. This reduced release schedule has had and will continue to have an adverse impact on results of operations for the immediately foreseeable future. Furthermore, as described in Note 5 to the "Notes to the Consolidated Financial Statements" included in Item 8, approximately two-thirds of Orion's film inventories at December 31, 1995 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses by Orion for financial reporting purposes for the foreseeable future.

     In connection with the consummation of the November 1 Mergers, the restrictions imposed by the agreements entered into in connection with the Plan on Orion's ability to produce and acquire new motion picture product were eliminated. As a result, Orion has begun the process of producing, acquiring and financing theatrical films consistent with the covenants set forth in the Orion Credit Agreement. The principal sources of funds for Orion's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under Orion's revolving credit agreement. Orion's operating plan involves the production or acquisition and release of lower budget films, the distribution of films for third parties and the continued distribution of its film library. Orion generally plans to release approximately 8 to 10 films per year, including two or three films to be produced by Orion or in conjunction with others.

     The cost of producing a theatrical film varies depending on the type of film produced, casting of stars or established actors, and many other factors. The industry-wide trend over recent years has been an increase in the average cost of producing and releasing films. The revenues derived from the production and distribution of a motion picture depend primarily upon its acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The Company will attempt to reduce the risks inherent in its motion picture production activities by closely monitoring the production and distribution costs of individual films and limiting Orion's investment in any single film.

     On November 1, 1995, in connection with the consummation of the November 1 Mergers, Orion received contributions of approximately $19.4 million of new assets from MIG. Orion also issued a non interest bearing promissory note of approximately $72.9 million to MIG. The proceeds from the promissory note as well as the Orion Term Loan described below were used directly or indirectly to repay and terminate the Plan Debt.

     On November 1, 1995, Orion entered into a credit agreement with a syndicate of lenders led by Chemical Bank, as agent (the "Orion Credit Agreement"). The Orion Credit Agreement consists of a $135 million term loan ("Orion Term Loan") with quarterly payments of $6.75 million commencing March 1996 and a maturity date of December 31, 2000; and a $50 million revolver ("Orion Revolver") with a final maturity of December 31, 2000. The amount outstanding under the Orion Term Loan as of February 19, 1996 was $106.8 million. The amount available under the Orion Revolver as of February 19, 1996 was $27.7 million (of which $4 million is reserved for an outstanding letter of credit). Interest is charged on the Orion Term Loan at the agent bank's prime rate plus 2% or at 3% above the LIBOR rate, at Orion's option; and for the Orion Revolver at the agent bank's prime rate plus
1/2% or at 1-1/2% above the LIBOR rate, also at Orion's option.
Indebtedness under the Orion Credit Agreement is secured by all of Orion's assets, including the common stock of Orion and its subsidiaries.
In addition to the quarterly amortization schedule, the Orion Credit
Agreement provides that in the event that the ratio of the value of the eligible accounts receivable in Orion's borrowing base to the amount outstanding under the Orion Term Loan (the "Borrowing Base Ratio") does not exceed a designated threshold, all cash received by Orion must be used to prepay principal and interest on the Orion Term Loan until such Borrowing Base Ratio exceeds such designated threshold. All prepayments may be applied against scheduled quarterly repayments.

     As a result of prepayments, Orion has satisfied its scheduled amortization payments through December 31, 1996. To the extent the Borrowing Base Ratio exceeds the threshold set forth in the Orion Credit Agreement, and is not needed to amortize the Orion Term Loan, Orion may use any excess cash to pay its operating expenses, including the costs of acquiring new film product or new production. The Borrowing Base Ratio currently exceeds the designated threshold. In addition, Orion has established a system of lockbox accounts and collection accounts to maintain Chemical's security interest in the cash proceeds of Orion's accounts receivable. Amounts outstanding under the Orion Revolver are guaranteed jointly and severally by Metromedia and by John W. Kluge.

     The Orion Credit Agreement also contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens and on the number of films Orion may produce, restrictions on the development costs and budgets for such films, limitations on the aggregate amount of unrecouped print and advertising costs Orion may incur, limitations on the amount of Orion's leases, capital and overhead expenses, prohibitions on the declaration of dividends or distributions by Orion to MIG, limitations on the merger or consolidation of Orion or the sale by Orion of any substantial portion of its assets or stock and restrictions on Orion's line of business, other than activities relating to the production and distribution of entertainment product. The Orion Credit Agreement also contains several financial covenants, including the requirement that Orion maintain the ratio of Orion's Free Cash Flow (as defined in the Orion Credit Agreement) to its cumulative investment in film product above certain specified levels at the end of each fiscal quarter, and that Orion's cumulative investment in film product not exceed Free Cash Flow by more than $50,000,000. In addition, the Orion Credit Agreement contains a covenant which would be triggered if the amount of Orion's net losses exceeds certain levels for each fiscal year beginning with the fiscal year ended December 31, 1996.

     The Orion Revolver contains the following events of default: nonpayment of principal or interest on the facility, the occurrence of a "change of control" (as defined below) and an assertion by the guarantors of such facility that the guarantee of such facility is unenforceable. The Term Loan portion of the Orion Credit Agreement also contains a number of customary events of default, including the non-payment of principal or interest, the occurrence of a "change of control" of MIG (defined to include a reduction in the stock ownership of the Metromedia Holders below 25% of the outstanding Common Stock or if a third party controls more Common Stock than the Metromedia Holders or if a third party is entitled to designate a majority of the members of MIG's Board of Directors), the termination of employment of Orion's chief executive officer, head of production or other specified officers and the objection to such person's replacement by the required lenders within a designated period, the violation of covenants, falsity of representations and warranties in any material respect, certain cross-default and cross-acceleration provisions, and bankruptcy or insolvency of Orion or MIG.

     Management believes that the Orion Revolver together with cash generated from operations will provide Orion with sufficient resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during calendar 1996.

     MITI

     MITI has invested significantly (through capital contributions, loans and management assistance and training) in its Joint Ventures. MITI has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in emerging markets. MITI and primarily all of its Joint Ventures are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start up phase of operations.

     The wireless cable television, paging, fixed wireless loop telephony, and international toll calling businesses can be capital intensive. MITI generally provides the primary source of funding for its Joint Ventures, both for working capital and capital expenditures. MITI's Joint Venture agreements generally provide for an initial contribution of assets and/or cash by the Joint Venture partners, and for the provision of a line of credit from MITI to the Joint Venture. Under a typical arrangement, MITI's joint venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. MITI's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

     MITI's credit agreements with the Joint Ventures are intended to provide the Joint Ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at MITI's current cost of borrowing in the United States and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined in the credit agreement, prior to any distributions of dividends to MITI or its partners. The credit agreements also often give MITI the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash or equipment purchases. Cash advances are used for working capital purposes or as direct payment of expenses or expenditures. If advances are in the form of equipment purchases, the Joint Venture is charged under its line of credit, at the cost of the equipment plus cost of shipping. As of December 31, 1995, and December 31, 1994, MITI was committed to provide funding under the various credit lines in an aggregate amount of approximately $46,825,000 and $43,000,000, respectively, of which $16,883,000 and $24,044,000 remains unfunded, respectively. MITI's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan and the attainment of certain benchmarks set forth in such business plans. MITI reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, MITI may terminate or revise its commitment to fund the Joint Venture under its credit agreement.

     MITI's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon the ability to attract subscribers to their systems, their ability to control operating expenses and the sale of commercial advertising time. Management's current plans with respect to the Joint Ventures are to increase subscribers and advertisers and thereby their operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on MITI for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and developing management information systems and automated customer care and service systems.

     MITI's investments in the Joint Ventures are not expected to become profitable or generate significant cash flow in the near future. Even if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurances that the Joint Ventures will pay dividends or return capital and pay advances under credit agreements at any time.

     The ability of MITI and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Republics and the Pacific Rim. These include matters arising out of government policies, economic conditions, imposition of, or changes to, taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

     Prior to the November 1 Mergers, MITI had relied on certain shareholders for capital, in the form of both debt and equity, to fund its operating and capital requirements. During 1995 and 1994, MITI's primary sources of funds were from the issuance of notes payable and from equity contributions.

     During 1995, MITI received equity contributions of approximately $62,000,000 from MIG or its affiliates, representing notes payable to Metromedia or its affiliates that were converted into equity of MITI at the time of the November 1 Mergers.

     During 1994, MITI received equity contributions of approximately $24,200,000. Approximately $22,800,000 of this amount was a result of common stock issued to certain related parties, affiliates and others in a private offering. As part of this issuance, $6,500,000 of notes payable were converted to common stock. The remaining $1,400,000 of equity contributions was the result of the issuance of common stock to an affiliate. During 1994, MITI received financing of $20,105,000 through the issuance of notes payable.

     Proceeds of MITI's borrowings and equity issuance were used, in part, to purchase and provide equipment to its Joint Ventures under credit lines, to fund initial equity contributions to its Joint Ventures and for MITI's operating activities. Cash utilized by operating activities during the twelve months ended December 31, 1995 and 1994 was primarily for selling, general and administrative expenses.

     Cash used for investing activities in 1994 includes $7,033,000 paid to complete MITI's acquisition of East News Channel Trading and Service (Radio Juventas), KFT, in addition to the approximately $1,055,000 paid in 1993. The remaining funds invested in Joint Ventures during 1995 and 1994 were capital contributions required by the respective joint venture agreements and to provide equipment and working capital under lines of credit. These capital requirements amounted to approximately $21,165,000 and $16,409,000 for 1995 and 1994, respectively. Capital expenditures in 1995 and 1994 were primarily the result of expanding MITI's operations and establishing offices in Moscow, Russia; Vienna, Austria; Budapest, Hungary and Hong Kong.

     MITI's capital commitments for calendar year 1995 were comprised of four primary categories: (i) subscriber equipment, (ii) working capital advances, (iii) expansion of existing facilities and (iv) new construction. Most of MITI's Joint Ventures, once operational, require subscriber equipment and working capital infusions for a significant period until funds generated by operations are sufficient to cover operating expenses and capital expenditure requirements. In some cases, the Joint Venture and MITI agree to expand the existing facilities to increase or enhance existing services. In those cases, when the Joint Venture cannot provide these funds from operations, MITI provides the funding. During the construction phase of the Joint Venture, MITI normally provides the funds required to build out the project.

     During 1995, MITI expended $13,515,000 for capital expenditures on behalf of its Joint Ventures, including $9,501,000 for cable TV, $2,058,000 for paging, $38,000 for radio and $1,917,000 for all others. MITI also provided $2,446,000 of initial capital contributions to its Joint Ventures, consisting of $53,000 for cable TV, $630,000 for paging operations, $432,000 for radio, $893,000 for telephony and $438,000 for all other. In addition, MITI supported certain Joint Ventures with working capital funds against the Joint Venture's credit lines totaling $2,504,000, of which $798,000 was for cable TV operations, $303,000 for paging, $1,396,000 for radio operations and $7,000 for all other.

     During 1996, MITI will continue to fund its Joint Ventures in a similar manner. MITI anticipates funding $20,786,000 in capital requirements for its Joint Ventures, consisting of $14,732,000 for cable TV, $4,846,000 for paging Joint Ventures, $883,000 for telephony and $325,000 for radio. In addition, MITI anticipates approximately $2,293,000 in working capital funding requirements for Joint Ventures, consisting of $836,000 for cable TV, $598,000 for paging, $323,000 for telephony and $536,000 for radio. In addition to the foregoing, MITI anticipates that it will require approximately an additional $18,000,000 in financing to fund its corporate operations during 1996.

     MITI continues to seek out and enter into arrangements whereby it can offer communications services through joint venture arrangements. Additional Joint Ventures are being planned in countries in which MITI currently has investments, as well as in emerging markets in the Pacific Rim. In December 1995, MITI and Protocall Ventures Ltd. ("Protocall") executed a letter of intent together with a loan agreement. The letter of intent calls for MITI to loan up to $1,500,000 to Protocall and to purchase 51% of Protocall for $2,600,000. As of December 31, $915,000 had been loaned to Protocall against the $1,500,000 loan. Upon closing of the purchase agreement, any principal and accrued interest outstanding under the loan will be offset against the purchase price otherwise payable to Protocall. The parties have until March 31, 1996 to negotiate, execute and close a definitive purchase agreement and shareholders agreement. If the parties are unable to reach a definitive agreement, the terms of the loan call for an annual interest rate of the Chemical Bank prime rate plus 2% and the repayment of the loan on December 12, 1996.

     MITI requires significant capital to fund its operations and to make capital contributions and loans to its Joint Ventures. MITI relies on MIG to provide the financing for these activities. In addition, Metromedia Company has made available to MITI up to $15 million of revolving credit in order to satisfy its commitments and working capital requirements pursuant to a Bridge Loan Agreement dated as of February 29, 1996, (the "MITI Bridge Loan"). MITI may use the proceeds of loans under such agreement for general corporate and working capital purposes. As of March 1, 1996 MITI had not borrowed any monies under the MITI Bridge Loan Agreement. Interest is payable on all loans made pursuant to the MITI Bridge Loan Agreement at a rate equal to Chemical Bank's prime rate plus 2%. All loans thereunder are due and payable on the earlier to occur of
(i) the consummation of the refinancing of substantially all of MIG's indebtedness in connection with the Alliance Merger and the Goldwyn Merger and (ii) January 15, 1997. MIG believes that as more of MITI's Joint Ventures commence operations and reduce their dependence on MITI for funding, MITI will be able to finance its own operations and commitments from its operating cash flow and MITI will be able to attract its own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to MITI at all or on terms and conditions that are acceptable to MIG.

MIG

     MIG is a holding company and, accordingly, does not generate cash flows. Orion, the Company's filmed entertainment subsidiary, is restricted under covenants contained in the Orion Credit Agreement from making dividend payments or advances to MIG. As discussed above, MITI, the Company's communications subsidiary, is dependent on MIG for significant capital infusions to fund its operations, as well as its commitments to make capital contributions and loans to its Joint Ventures. MIG anticipates that MITI's funding requirements for 1996 will be approximately $40.0 million based in part on the anticipated funding needs of the Joint Ventures. Future capital requirements of MITI will depend on the ability of MITI's Joint Ventures to generate positive cash flows.

     MIG is obligated to make principal and interest payments under its own various debt agreements (see Note 8 to "Notes to the Consolidated Financial Statements"), in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims (see Note 1 to the "Notes to the Consolidated Financial Statements.")

     MIG is currently a party to a $35 million credit agreement with Chemical Bank (the "MIG Revolver"). MIG is required under the MIG Revolver to repay all amounts outstanding on October 30, 1996. At December 31, 1995, approximately $28.8 million was outstanding under the MIG Revolver. Under the terms of the MIG Revolver, the Company may borrow up to $35 million as long as all outstanding loans do not exceed 65% of the market value of its holdings of Roadmaster common stock. Based upon the current market price of Roadmaster, MIG may not borrow any additional amounts under the MIG Revolver. The MIG Revolver is secured by all of the stock of Roadmaster owned by the Company and a subordinated lien on the assets of Snapper. The loan is guaranteed by MITI.

     MIG's 9 7/8% Senior Subordinated Debentures due 1997 require it to make annual sinking fund payments in March of each year of $3,000,000 (which the Company may increase to $6,000,000.) At December 31, 1995, $18 million remained outstanding under the 9 7/8% Senior Subordinated Debentures.

     MIG's 9 1/2% Subordinated Debentures are due in 1998 and approximately $59 million remained outstanding at December 31, 1995. These debentures do not require annual principal payments.

     MIG's $75 million face value 6 1/2% Convertible Subordinated
Debentures are due in 2002. The debentures are convertible into common stock at a conversion price of $41 5/8 per share at the holder's option and do not require annual principal payments.

     Interest on MIG's outstanding indebtedness approximates $14 million for 1996.

     In the short term, MIG intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. At December 31, 1995, MIG had approximately $11 million of available cash on hand. During December 1995, the Company adopted a formal plan to dispose of Snapper. At December 31, 1995 the carrying value of Snapper was approximately $79 million. The Snapper carrying value represents the Company's estimated proceeds from the sale of Snapper and the cash flows from the operations of Snapper, principally repayment of intercompany loans, through the date of sale. Management believes that Snapper will be disposed of by October 1996. In addition, the Company anticipates disposing of its investment in Roadmaster during 1996. The carrying value of the Company's investment in Roadmaster at December 31, 1995 was approximately $47 million.

     Management believes that its available cash on hand, proceeds from the disposition of Snapper and its investment in Roadmaster, borrowings under the MITI Bridge Loan and collections of intercompany receivables from Snapper will provide sufficient funds for the Company to meet its obligations, including MITI's funding requirements, in the short term. However, no assurances can be given that the Company will be able to dispose of such assets in a timely fashion and on favorable terms. Any delay in the sale of assets or reductions in the proceeds anticipated to be received upon this disposition of assets may result in the Company's inability to satisfy its obligations during the year ended December 31, 1996. Delays in funding the Company's MITI capital requirements may have a materially adverse impact on the results of operations of MITI's Joint Ventures.

     In connection with the consummation of the Alliance Merger and the Goldwyn Merger, MIG intends to refinance substantially all of its indebtedness and the indebtedness of Orion. MIG intends to use the proceeds of this refinancing to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management believes that its long term liquidity needs will be satisfied through a combination of (i) MIG's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, including the integration of Alliance, Goldwyn and MPCA, (ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) Orion's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service its existing debt. There can be no assurance that the Company will be successful in refinancing its indebtedness or that such refinancing can be accomplished on favorable terms. In the event the Company is unable to successfully complete such a refinancing, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company. There can be no assurance that any of the foregoing can be accomplished by the Company on reasonably acceptable terms, if at all.

     The Company believes that it will report significant operating losses for the fiscal year ended December 31, 1996. In addition, because its Communications Group is in the early stages of development, the Company expects this group to generate significant net losses as it continues to build out and market its services. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required under this item are included in Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     The information required under this item is included in the Company's Current Report on Form 8-K dated November 1, 1995.

                                 PART III

     The information called for by this PART III (Items 10, 11, 12 and
13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 1995 the Joint Proxy Statement/Prospectus for the 1996 Annual Meeting of Stockholders, except that certain of the information regarding the Company's executive officers called for by Item 10 has been included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company." Such information to be included in the Joint Proxy Statement/Prospectus is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

                                 PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (a)(2) Financial Statements and Schedules

     The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (a)(3) Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

     (b)  Current Reports on Form 8-K

     4 Current Reports on Form 8-K were filed during the fourth quarter of 1995:

          (i) On November 1, 1995, a Form 8-K was filed to report the consummation of the November 1 Mergers involving the Company (formerly known as The Actava Group Inc.), Metromedia International Telecommunications, Inc., MCEG Sterling Incorporated, Orion Pictures Corporation, OPC Merger Corp. and MITI Merger Corp., and the hiring of KPMG Peat Marwick LLP as the Company's independent certified public accountants for 1995.

          (ii) On November 28, 1995, a Form 8-K was filed to report the execution of a letter of intent by and among the Company, Motion Picture Corporation of America, Bradley R. Krevoy and Steven Stabler.

          (iii) On November 30, 1995, a Form 8-K was filed to report the execution of a letter of intent by and among the Company and Alliance Entertainment Corp.

          (iv) On December 20, 1995, a Form 8-K was filed to report the execution of an Agreement and Plan of Merger, dated December 20, 1995, by and among the Company, Alliance Merger Corp. and Alliance Entertainment Corp.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         METROMEDIA INTERNATIONAL GROUP, INC.


                         By:            /s/  JOHN D. PHILLIPS
                             --------------------------------------------
                                      John D. Phillips
                              President and Chief Executive Officer


Dated:  March 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                       Title                Date
           ---------                       -----                ----


          /s/  JOHN W. KLUGE    Chairman of the Board       March 1, 1996
 ------------------------------
         John W. Kluge


         /s/  STUART SUBOTNICK  Vice Chairman of the Board  March 1, 1996
 ------------------------------
        Stuart Subotnick

         /s/  JOHN D. PHILLIPS  President and Chief         March 1, 1996
 ------------------------------
        John D. Phillips          Executive Officer and
                                  Director (Principal
                                  Executive Officer)

          /s/  SILVIA KESSEL    Senior Vice President --    March 1, 1996
 ------------------------------
         Silvia Kessel            Chief Financial Officer
                                  and Director (Principal
                                  Financial Officer)

         /s/  ARNOLD L. WADLER  Senior Vice President,      March 1, 1996
 ------------------------------
        Arnold L. Wadler          General Counsel and
                                  Director

        /s/  ROBERT A. MARESCA  Senior Vice President       March 1, 1996
 ------------------------------
       Robert A. Maresca          (Principal Accounting
                                  Officer)

       /s/  JOHN P. IMLAY, JR.  Director                    March 1, 1996
 ------------------------------
       John P. Imlay, Jr.


         /s/  CLARK A. JOHNSON  Director                    March 1, 1996
 ------------------------------
        Clark A. Johnson


        /s/ RICHARD J. SHERWIN  Director                    March 1, 1996
 ------------------------------
       Richard J. Sherwin


          /s/ LEONARD WHITE     Director                    March 1, 1996
 ------------------------------
         Leonard White

          /s/  CARL E. SANDERS  Director                    March 1, 1996
 ------------------------------
        Carl E. Sanders

                                  EXHIBIT INDEX



                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------
 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------

     2.1     Stock Purchase Agreement by    Current Report on   Exhibit 2(a)
             and among JCJ, Inc., Eastman   Form 8-K filed on
             Kodak Company and The Actava   August 25, 1994
             Group Inc. dated August 12,
             1994. Also filed as exhibits
             thereto are:  Exhibit A -
             Promissory Note; Exhibit B -
             Seller Release; and Exhibit C
             - Noncompetition Agreement.
             The following is a list of
             omitted schedules (or similar
             attachments) which The Actava
             Group Inc. as registrant
             agrees to furnish
             supplementally to the
             Commission upon request:
             Exhibit D - Certificate of
             Incorporation of Qualex Inc.;
             Exhibit E - By-Laws of Qualex
             Inc.; Exhibit F - Buyer
             Release; Schedule 1- Shares
             Owned by Seller;
             Schedule 2.02 -
             Capitalization of Qualex
             Inc.; and Schedule 2.06 -
             Agreements between The Actava
             Group Inc. and Qualex Inc.

     2.2     Agreement and Plan of          Quarterly Report   Exhibit 2
             Reorganization dated as of     on Form 10-Q for
             July 20, 1994 by and among,    the three months
             The Actava Group Inc.,         ended
             Diversified Products           June 30, 1994
             Corporation, Hutch Sports USA
             Inc., Nelson/Weather-Rite,
             Inc., Willow Hosiery Company,
             Inc. and Roadmaster
             Industries, Inc.

     2.3     Amended and Restated           Current Report on  Exhibit 99(a)
             Agreement and Plan of Merger   Form 8-K for
             dated as of September 27,      event occurring
             1995 by and among The Actava   on September 27,
             Group Inc., Orion Pictures     1995
             Corporation, MCEG Sterling
             Incorporated, Metromedia
             International
             Telecommunications, Inc., OPG
             Merger Corp. and MITI Merger
             Corp. and exhibits thereto.
             The Registrant agrees to
             furnish copies of the
             schedules supplementally to
             the Commission on request.

     2.4     Agreement and Plan of Merger   Current Report on  Exhibit 99.1
             dated as of December 20, 1995  Form 8-K dated
             by and among Metromedia        December 20, 1995
             International Group, Inc.,
             Alliance Entertainment Corp.
             and Alliance Merger Corp.
             and exhibits thereto.  The
             Registrant agrees to furnish
             copies of the schedules
             supplementally to the
             Commission on request.

                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------
 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------

     2.5     Agreement and Plan of Merger   Current Report on  Exhibit 99.1
             dated as of January 31, 1996   Form 8-K dated
             by and among Metromedia        January 31, 1996
             International Group, Inc.,
             The Samuel Goldwyn Company
             and SGC Merger Corp. and
             exhibits thereto. The
             registrant agrees to furnish
             copies of the schedules to
             the Commission upon request.

     3.1     Restated Certificate of        Registration       Exhibit 3(a)
             Incorporation of Metromedia    Statement on Form
             International Group, Inc.      S-3 (Registration
                                            No. 33-63853)

     3.2     Restated By-laws of            Registration       Exhibit 3(b)
             Metromedia International       Statement on Form
             Group, Inc.                    S-3 (Registration
                                            No. 33-6353)

     4.1     Indenture dated as of          Application of     Exhibit T3C
             August 1, 1973, with respect   Form T-3 for
             to 9 1/2% Subordinated         Qualification of
             Debentures due August 1,       Indenture under
             1998, between The Actava       the Trust
             Group Inc. and Chemical Bank,  Indenture Act of
             as Trustee.                    1939 (File
                                            No. 22-7615)

     4.2     Agreement among The Actava     Registration       Exhibit 4(d)(ii)
             Group, Inc., Chemical Bank     Statement on
             and Manufacturers Hanover      Form S-14
             Trust Company, dated as of     (Registration
             September 26, 1980, with       No. 2-81094)
             respect to successor
             trusteeship of the 9 1/2%
             Subordinated Debentures due
             August 1, 1998.

     4.3     Instrument of registration,    Annual Report on   Exhibit 4(d)(iii)
             appointment and acceptance     Form 10-K for the
             dated as of June 9, 1986       year ended
             among The Actava Group Inc.,   December 31, 1986
             Manufacturers Hanover Trust
             Company and Irving Trust
             Company, with respect to
             successor trusteeship of the
             9 1/2% Subordinated Debentures
             due August 1, 1998.

     4.4     Indenture dated as of          Registration       Exhibit 2(d)
             March 15, 1977, with respect   Statement on
             to 9 7/8% Senior Subordinated     Form S-7
             Debentures due March 15,       (Registration
             1997, between The Actava       No. 2-58317)
             Group Inc. and The Chase
             Manhattan Bank, N.A., as
             Trustee.

     4.5     Agreement among The Actava     Registration       Exhibit 4(e)(ii)
             Group Inc., The Chase          Statement on
             Manhattan Bank, N.A. and       Form S-14
             United States Trust Company    (Registration
             of New York, dated as of       No. 2-281094)
             June 14, 1982, with respect
             to successor trusteeship of
             the 9 7/8% Senior Subordinated
             Debentures due March 15,
             1997.

                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------

 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------
     4.6     Indenture between National     Post-Effective     Exhibit T3C
             Industries, Inc. and First     Amendment No. 1
             National City Bank, dated      to Application on
             October 1, 1974, with respect  Form T-3 for
             to the 10% Subordinated        Qualification of
             Debentures, due October 1,     Indenture Under
             1999.                          The Trust
                                            Indenture Act of
                                            1939 (File
                                            No. 22-8076)

     4.7     Agreement among National       Registration       Exhibit 4(f)(ii)
             Industries, Inc., The Actava   Statement on
             Group Inc., Citibank, N.A.,    Form S-14
             and Marine Midland Bank,       (Registration
             dated as of December 20,       No. 2-81094)
             1977, with respect to
             successor trusteeship of the
             10% Subordinated Debentures
             due October 1, 1999.

     4.8     First Supplemental Indenture   Registration       Exhibit 2(q)
             among The Actava Group Inc.,   Statement on
             National Industries, Inc. and  Form S-7
             Marine Midland Bank, dated     (Registration
             January 3, 1978, supplemental  No. 2-60566)
             to the Indenture dated
             October 1, 1974 between
             National and First National
             City Bank for the 10%
             Subordinated Debentures due
             October 1, 1999.

     4.9     Indenture dated as of          Annual Report on   Exhibit 4(i)
             August 1, 1987 with respect    Form 10-K for the
             to 6 1/2% Convertible          year ended
             Subordinated Debentures due    December 31, 1987
             August 4, 2002, between The
             Actava Group Inc. and
             Chemical Bank, as Trustee.

     10.1    1982 Stock Option Plan of The  Proxy Statement    Exhibit A
             Actava Group Inc.              dated March 31,
                                            1982

     10.2    1989 Stock Option Plan of The  Proxy Statement    Exhibit A
             Actava Group Inc.              dated March 31,
                                            1989

     10.3    1969 Restricted Stock Plan of  Annual Report on   Exhibit 10(a)(iii)
             The Actava Group Inc.          Form 10-K for the
                                            year ended
                                            December 31, 1990

     10.4    1991 Non-Employee Director     Annual Report on   Exhibit 10(a)(iv)
             Stock Option Plan.             Form 10-K for the
                                            year ended
                                            December 31, 1991

     10.5    Amendment to 1991              Annual Report on   Exhibit 10(a)(v)
             Non-Employee Director Stock    Form 10-K for the
             Option Plan.                   year ended
                                            December 31, 1992


                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------

 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------
     10.6    Snapper Power Equipment        Annual Report on   Exhibit 10(c)
             Profit Sharing Plan.           Form 10-K for the
                                            year ended
                                            December 31, 1987

     10.7    Retirement Plan executed       Annual Report on   Exhibit 10(h)(i)
             November 1, 1990, as amended   Form 10-K for the
             effective January 1, 1989.     year ended
                                            December 31, 1990

     10.8    Supplemental Retirement Plan   Annual Report on   Exhibit 10(j)
             of The Actava Group Inc.       Form 10-K for the
                                            year ended
                                            December 31, 1983

     10.9    Supplemental Executive         Annual Report on   Exhibit 10(h)(iii)
             Medical Reimbursement Plan.    Form 10-K for the
                                            year ended
                                            December 31, 1990

    10.10    Amendment to Supplemental      Annual Report on   Exhibit 10(h)(iv)
             Retirement Plan of The Actava  Form 10-K for the
             Group Inc., effective          year ended
             April 1, 1992.                 December 31, 1991

    10.11    1992 Officer and Director      Annual Report on   Exhibit 10(l)
             Stock Purchase Plan.           Form 10-K for the
                                            year ended
                                            December 31, 1991

    10.12    Form of Restricted Purchase    Annual Report on   Exhibit 10(n)
             Agreement between certain      Form 10-K for the
             officers of The Actava Group   year ended
             Inc. and The Actava Group      December 31, 1991
             Inc.

    10.13    Agreement between The Actava   Annual Report on   Exhibit 10(q)
             Group Inc. and J.B. Fuqua      Form 10-K for the
             regarding sale by Actava of    year ended
             rights in the name "Actava."   December 31, 1992

    10.14    Form of Indemnification        Annual Report on   Exhibit 10(u)
             Agreement between Actava and   Form 10-K for the
             certain of its directors and   year ended
             executive officers.            December 31, 1993

    10.15    Employment Agreement between   Current Report on  Exhibit 99(a)
             The Actava Group Inc. and      Form 8-K dated
             John D. Phillips dated         April 19, 1994
             April 19, 1994.

    10.16*   First Amendment to Employment  Annual Report on
             Agreement dated November 1,    Form 10-K for the
             1995 between Metromedia        year ended
             International Group and John   December 31,
             D. Phillips.                   1995.

                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------

 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------
    10.17    Option Agreement between The   Current Report on  Exhibit 99(b)
             Actava Group Inc. and John D.  Form 8-K dated
             Phillips dated April 19,       April 19, 1994
             1994.

    10.18    Registration Rights Agreement  Current Report on  Exhibit 99(c)
             among The Actava Group Inc.,   Form 8-K dated
             Renaissance Partners and       April 19, 1994
             John D. Phillips dated
             April 19, 1994.

    10.19    Shareholders Agreement dated   Annual Report on   Exhibit 10(r)(i)
             as of December 6, 1994 among   Form 10-K for the
             The Actava Group Inc.,         year ended
             Roadmaster, Henry Fong and     December 31, 1994
             Edward Shake.

    10.20    Registration Rights Agreement  Annual Report on   Exhibit 10(r)(ii)
             dated as of December 6, 1994   Form 10-K for the
             between The Actava Group Inc.  year ended
             and Roadmaster.                December 31, 1994

    10.21    Environmental Indemnity        Annual Report on   Exhibit 10(r)(iii)
             Agreement dated as of          Form 10-K for the
             December 6, 1994 between The   year ended
             Actava Group Inc. and          December 31, 1994
             Roadmaster.

    10.22    Lease Agreement dated          Annual Report on   Exhibit 10(s)
             October 21, 1994 between JDP   Form 10-K for the
             Aircraft II, Inc. and The      year ended
             Actava Group Inc.              December 31, 1994

    10.23    Lease Agreement dated as of    Quarterly Report   Exhibit 10
             October 4, 1995 between JDP    on Form 10-Q for
             Aircraft II, Inc. and The      the quarter ended
             Actava Group Inc.              September 30,
                                            1995

    10.24    Finance and Security           Annual Report on   Exhibit 4(g)(i)
             Agreement dated as of          Form 10-K for the
             October 23, 1992 with respect  year ended
             to a revolving credit          December 31, 1994
             facility of up to $100
             million, between The Actava
             Group Inc. and ITT Commercial
             Finance Corp.

    10.25    Amendment dated as of          Annual Report on   Exhibit 4(g)(ii)
             September 27, 1993 to Finance  Form 10-K for the
             and Security Agreement dated   year ended
             as of October 23, 1992 with    December 31, 1994
             respect to a revolving credit
             facility of up to $100
             million between The Actava
             Group Inc. and ITT Commercial
             Finance Corp.

    10.26    Amendment dated as of          Annual Report on   Exhibit 4(g)(iii)
             March 29, 1994 to Finance and  Form 10-K for the
             Security Agreement dated as    year ended
             of October 23, 1992, as        December 31, 1994
             amended, with respect to a
             revolving credit facility of
             up to $100 million between
             The Actava Group Inc. and ITT
             Commercial Finance Corp.

                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------

 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------
    10.27    Amendment dated as of          Annual Report on   Exhibit 4(g)(iv)
             April 15, 1994 to Finance and  Form 10-K for the
             Security Agreement dated as    year ended
             of October 23, 1992, as        December 31, 1994
             amended, with respect to a
             revolving credit facility of
             up to $100 million between
             The Actava Group Inc. and ITT
             Commercial Finance Corp.

    10.28    Amendment dated as of          Annual Report on   Exhibit 4(g)(v)
             September 23, 1994 to Finance  Form 10-K for the
             and Security Agreement dated   year ended
             as of October 23, 1992, as     December 31, 1994
             amended, with respect to a
             revolving credit facility of
             up to $100 million between
             The Actava Group Inc. and ITT
             Commercial Finance Corp.

    10.29    Amendment dated as of          Quarterly Report   Exhibit 4
             March 3, 1995 to Finance and   on Form 10-Q for
             Security Agreement, dated as   the quarter ended
             of October 23, 1992, as        June 30, 1995
             amended, with respect to a
             revolving credit facility of
             up to $100 million, between
             The Actava Group Inc. and ITT
             Commercial Finance Corp.

    10.30    Amendment dated as of          Registration       Exhibit 10(a)(vii)
             November 1, 1995, to Finance   Statement on Form
             Security Agreement dated as    S-3 (Registration
             of October 23, 1992, as        No. 33-63853)
             amended, with respect to a
             revolving credit facility of
             up to $45 million, between
             Snapper, Inc. and Deutsche
             Financial Services
             Corporation (formerly ITT
             Commercial Finance Corp.).

    10.31    Letter Agreement dated         Registration       Exhibit 4(d)(i)
             October 12, 1995 between       Statement on Form
             Triton Group Ltd. and The      S-3 (Registration
             Actava Group Inc.              No. 33-63401)

    10.33    Registration Rights Agreement  Current Report on  Exhibit 99(b)
             dated as of September 27,      Form 8-K dated
             1995 among The Actava Group    September 27,
             Inc. and the Metromedia        1995
             Holders named therein.

    10.34    Contribution Agreement dated   Registration       Exhibit 10(f)
             as of November 1, 1995 among   Statement on Form
             Met International, Inc.,       S-3 (Registration
             MetProductions, Inc. and The   No. 33-63853)
             Actava Group Inc.

                                             Exhibits Incorporated Herein by
                                                        Reference
                                            ---------------------------------
 Designation                                  Document with     Designation of
  of Exhibit                                Which Exhibit Was    Such Exhibit
   in This                                   Previously Filed      in That
  Form 10-K  Description of Exhibits         with Commission       Document
  ---------  -----------------------        -----------------      --------

    10.35    Credit, Security and Guaranty  Registration       Exhibit 10(g)
             Agreement dated as of          Statement on Form
             November 1, 1995 among Orion   S-3 (Registration
             Pictures Corporation, the      No. 33-63853)
             Corporation Guarantors
             referred to therein, the
             Lenders referred to therein
             and Chemical Bank.

    10.36    Credit Agreement dated as of   Registration       Exhibit 10(h)
             November 1, 1995 between       Statement on Form
             Metromedia International       S-3 (Registration
             Group, Inc. and Chemical       No. 33-63853)
             Bank.

    10.37*   Management Agreement dated
             November 1, 1995 between
             Metromedia Company and
             Metromedia International
             Group, Inc.

    10.38*   The Metromedia International
             Group, Inc. 1996 Incentive
             Stock Plan.

    10.39*   License Agreement dated
             November 1, 1995 between
             Metromedia Company and
             Metromedia International
             Group, Inc.

    10.40*   MITI Bridge Loan Agreement,
             dated February 29, 1996,
             among Metromedia Company and
             MITI relating to a $15
             million bridge loan from
             Metromedia Company to MITI.

     11*     Statement of computation of
             earnings per share.

     16      Letter from Ernst & Young to   Current Report on  Exhibit 99.1
             the Securities and Exchange    Form 8-K dated
             Commission.                    November 1, 1995

     21*     List of subsidiaries of
             Metromedia International
             Group, Inc.

    23.1*    Consent of KPMG Peat Marwick
             LLP regarding Metromedia
             International Group, Inc.

     27*     Financial Data Schedule

_______________________

*Filed herewith.

          METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                      INDEX TO FINANCIAL STATEMENTS


                                                      Page
                                                      ----

 Report of Independent Auditors  . . . . . . . . . .  F-1

 Consolidated Statements of Operations for the years
   ended December 31, 1995, February 28, 1995 and
   February 28, 1994 . . . . . . . . . . . . . . . .  F-2
 Consolidated Balance Sheets as of December 31, 1995
   and February 28, 1995   . . . . . . . . . . . . .  F-3

 Consolidated Statements of Cash Flows for the years
   ended December 31, 1995, February 28, 1995 and
   February 28, 1994 . . . . . . . . . . . . . . . .  F-4

 Consolidated Statements of Common Stock, Paid-in
   Surplus and Accumulated
   Deficit for the years ended December 31, 1995,
   February 28, 1995 and
   February 28, 1994 . . . . . . . . . . . . . . . .  F-5

 Notes to Consolidated Financial Statements  . . . .  F-6

 Consolidated Financial Statement Schedules

        I.    Condensed Financial Information of
 Registrant  . . . . . . . . . . . . . . . . . . . .  S-1

        II.  Valuation and Qualifying Accounts . . .  S-5


     All other schedules have been omitted either as inapplicable or not required under the Instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                        Independent Auditors' Report
                        ----------------------------


The Board of Directors and Stockholders
Metromedia International Group, Inc.:


We have audited the accompanying consolidated financial statements of Metromedia International Group, Inc. and subsidiaries listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also incudes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and its subsidiaries as of December 31, 1995 and February 28, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 and for each of the years in the two year period ended February 28, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                   KPMG Peat Marwick LLP

New York, New York
February 29, 1996

                                 METROMEDIA INTERNATIONAL GROUP, INC.
                                 Consolidated Statements of Operations
                               (in thousands, except per share amounts)

                                                                          Years Ended
                                                     December 31,        February 28,         February 28,
                                                         1995                1995                 1994

                                                         (Note 1)
Revenues                                               $ 138,871           $ 194,789          $  175,713

Costs and expenses:
     Cost of rentals and operating expenses              132,762             187,256             242,996
     Selling, general and administrative                  50,029              40,391              26,976

     Management fee                                          742                 175                  75
     Depreciation and amortization                         2,795               1,916                 882
                                                      ----------           ---------          ----------
Operating loss                                           (47,457)            (34,949)            (95,216)

Interest expense, including amortization of debt
     discount of $10,436 at December 31, 1995,
     $12,153 at February 28, 1995, and $12,314 at
     February 28, 1994                                    33,114              32,389              33,415
Interest income                                            3,575               3,094                 771
                                                      ----------           ---------          ----------

  Interest expense, net                                   29,539              29,295              32,644
Chapter 11 reorganization items                            1,280               1,610               1,793
                                                      ----------           ---------           ---------
Loss before provision for income taxes,
     equity in losses of joint ventures,
     discontinued operations, and extraordinary
     item                                                (78,276)            (65,854)           (129,653)
Provision for income taxes                                   767               1,300               2,100
Equity in losses of Joint Ventures                         7,981               2,257                 777
                                                      ----------           ---------           ---------
Loss from continuing operations and
  before extraordinary item                              (87,024)            (69,411)           (132,530)

Discontinued operations:
     Loss on disposal                                   (293,570)               -                   -
                                                      -----------          ---------          ----------
Loss before extraordinary item                          (380,594)            (69,411)           (132,530)
Extraordinary item:

     Early extinguishment of debt, net of tax            (32,382)               -                   -
                                                       ----------          ---------          ----------
Net loss                                              $ (412,976)         $  (69,411)        $  (132,530)
                                                       ==========          ==========         ===========
Loss per common share:

 Primary:
   Continuing Operations                             $    (3.54)         $    (3.43)        $     (7.71)
                                                      ==========          ==========         ===========
   Discontinued Operation                            $   (11.97)         $     -            $      -
                                                      ==========          ==========         ===========
   Extraordinary Item                                $    (1.32)         $     -            $     -
                                                      ==========          ==========         ==========

   Net loss                                          $   (16.83)         $    (3.43)        $     (7.71)
                                                      ==========          ==========         ===========


See accompanying notes to consolidated financial statements.

                    METROMEDIA INTERNATIONAL GROUP, INC.
                        Consolidated Balance Sheets
                       (in thousands except per share amounts)

                                                   December     February
                                                     31,           28,
                                                     1995         1995
                                                  ---------     ---------
            ASSETS:

            Current Assets:
              Cash and cash equivalents         $  26,889    $  27,422
              Short-term investments                5,366         -
              Accounts receivable, net:
               Film                                27,306       35,402
               Other                                2,146        1,073
              Film inventories                     59,430       69,867
              Other assets                          6,314        4,763
                                                  ---------     ---------
              Total current assets                127,451      138,527

            Investments in and advances to joint
            ventures                               36,934       24,311
            Asset held for sale -  Roadmaster      47,455          -
            Industries, Inc.
            Asset held for sale - Snapper Inc.     79,200          -
            Property, plant and equipment, net      6,021        4,577
            Film inventories                      137,233      179,807
            Long term film accounts receivable     31,308       24,308
            Intangible assets, less accumulated   119,485        9,697
            amortization
            Other assets                           14,551       10,643
                                                  --------   ---------
              Total assets                      $ 599,638     $391,870
                                                  ========   =========

            LIABILITIES AND SHAREHOLDERS'
            EQUITY:
            Current Liabilities:
              Accounts payable                  $   4,695    $   3,633
              Accrued expenses                     96,696       36,385
              Participation and residuals          19,143       21,902
              Current portion of long-term debt    40,597       96,177
              Due to Metromedia Company               -         37,738
              Deferred revenues                    15,097       36,026
                                                ---------     --------
              Total current liabilities           176,228      231,861

            Long-term debt                        264,046      103,112
            Participations and residuals           28,465       24,025
            Deferred revenues                      47,249       32,461
            Other long-term liabilities               395          201
                                                  -------     --------
              Total liabilities                   516,383      391,660
                                                  -------     --------

            Commitments and contingencies
              Shareholders' equity
                Preferred Stock, authorized
                  70,000,000 shares,  none issued
                Common Stock, $1.00 par value,
                authorized
                110,000,000 shares, issued and          -            -
                outstanding
                42,613,738 shares at December
                31, 1995                           42,614        20,935
                 Paid-in surplus                  728,747       289,413
                Accumulated deficit              (688,106)     (310,138)
                                                ---------     ---------
                 Total shareholders' equity        83,255           210
                                                 --------      --------
              Total liabilities and             $ 599,638     $ 391,870
            shareholders' equity                 ========      ========

             See accompanying notes to consolidated financial statements.

                         METROMEDIA INTERNATIONAL GROUP, INC.
                        Consolidated Statements of Cash Flows
                       (in thousands except per share amounts)

            See accompanying notes to consolidated financial statements.


                                                                                 Years Ended
                                                        December 31,             February 28,            February 28,
                                                            1995                      1995                   1994
                                                     ------------------       -------------------       --------------
Operations:

  Net loss                                               $  (412,976)               $  (69,411)           $  (132,530)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Loss on discontinued operations                         293,570                       -                      -
     Equity in losses of joint ventures                        7,981                     2,257                    777
     Amortization of film costs                               91,466                   140,318                199,219
     Amortization of bank guarantee                            2,956                     4,951                  5,625
     Amortization of debt discounts                           10,436                    12,153                 12,314
     Depreciation and amortization                             2,795                     1,916                    882
     Loss on early extinguishment of debt                     32,382                       -                      -

     Decrease in accounts receivable                          15,114                    21,575                 15,647
     Decrease in accounts payable and accrued
       expenses                                               (4,723)                   (3,160)                (6,579)
     Accruals of participation and residuals                  18,464                    25,628                 17,392
     Payments of participation and residuals                 (20,737)                  (32,353)               (27,306)
     Increase (decrease) in deferred revenues                (12,269)                  (30,041)                (2,476)
     Other operating activities, net                          (2,125)                    3,112                    (47)
                                                         -----------                ----------            -----------
       Cash provided by operations                           (22,334)                   76,945                 82,918
                                                             --------                 --------               --------
Investing activities:
  Proceeds from Metromedia Company notes
    receivable                                                45,320                       -                      -
  Investments in and advances to Joint Ventures              (21,165)                  (16,409)                (4,715)
  Advances to Snapper                                         (4,230)                      -                      -
  Investment in film inventories                              (4,684)                  (22,840)               (67,481)
  Cash paid for East News Channel Trading and
    Services, Kft.                                               -                      (7,033)                (1,055)
  Cash acquired, net in Merger                                72,068                       -                      -
  Additions to property, plant and equipment                  (3,699)                   (4,808)                (2,208)
  Other, net                                                  (2,321)                    1,233                  4,263
                                                          -----------                ---------              ---------
     Cash provided by (used in) investment                    81,319                   (49,857)               (71,196)
                                                           ---------                 ----------             ----------
        activities
Financing Activities:
  Proceeds from issuance of long-term debt                   176,938                    40,278                  4,732
  Proceeds from issuance of stock                              2,282                    17,690                  7,604
  Payments on notes and subordinated debt                   (264,856)                  (95,037)               (64,711)
  Other                                                          399                       184                    -
                                                           ---------                ----------            -----------
     Cash used in financing activities                       (85,237)                  (36,885)               (52,375)
                                                           ----------                ----------             ----------
  Net increase (decrease) in cash                             18,416                    (9,797)               (40,653)
  Effect of change in fiscal year                            (13,583)                      -                      -
  Cash and cash equivalents at beginning of year              27,422                    37,219                 77,872
                                                           ---------                 ---------               --------
  Cash and cash equivalents at end of year                 $  32,255                 $  27,422              $  37,219
                                                            ========                  ========               ========

See accompanying notes to consolidated financial statements.

                        METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Common Stock,
                       Paid-in Surplus and Accumulated Deficit
                        (in thousands, except share amounts)



                                                               Three Years Ended December 31, 1995

                               --------------------------------------------------------------------------------------

                                            Common Stock
                               ----------------------------------


                                   Number of                           Paid-in       Accumulated
                                     Shares            Amount          Surplus          Deficit            Total
                                  ------------         ------         --------      -------------       -----------
Balances, February 28, 1993     $  17,188,408        $  17,189      $  265,156      $  (108,197)        $  174,148

Net Loss                                -                 -               -           (132,530)           (132,530)
                                -------------      -----------      ---------       -----------         -----------

Balances, February 28, 1994        17,188,408           17,189         265,156        (240,727)             41,618

Shares issued                       3,746,490            3,746          24,257            -                 28,003

Net Loss                                -                 -               -            (69,411)            (69,411)
                                -------------      -----------      ---------        ----------          ----------
Balances, February 28, 1995        20,934,898           20,935         289,413        (310,138)                210

Shares issued to acquire
  Actava and Sterling              17,974,155           17,974         316,791            -                334,765

Shares issued -
  MetProductions and
  Met International                 3,530,314            3,530          33,538            -                 37,068
Valuation of Actava and
  MITI options in Mergers                -                -             25,677            -                 25,677

Revaluation of MITI minority
  interest                               -                -             60,923          23,608              84,531

Adjustment for change in
  fiscal year                            -                -               -             11,400              11,400
Common stock issued -
  other                               174,371              175           2,405            -                  2,580

Net Loss                                -                 -                -          (412,976)           (412,976)
                                -------------      -----------      -----------     -----------         -----------

Balances, December 31, 1995        42,613,738         $ 42,614       $ 728,747      $  (688,106)        $   83,255
                                   ==========          =======        ========       ===========         =========

See accompanying notes to consolidated financial statements.

          Metromedia International Group, Inc.

Notes to Consolidated
Financial Statements

1. Basis of Presentation, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation (see Note 2)

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MIG" or the "Company") and its wholly-owned subsidiaries, Orion Pictures Corporation ("Orion") and Metromedia International Telecommunications, Inc. ("MITI"). MITI was formed in August 1994 as part of a corporate reorganization and common control merger of International Telcell, Inc. and Metromedia International, Inc. Snapper, Inc. ("Snapper"), also a wholly-owned subsidiary, is included in the accompanying consolidated financial statements as a discontinued operation and asset held for sale. All significant intercompany transactions and accounts have been eliminated.

Investments in other companies and Joint Ventures ("Joint Ventures") which are not majority owned, or in which the Company does not control but exercises significant influence are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures". Generally, under the equity method of accounting, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of the investee company. Equity in the losses of the Joint Ventures are recognized according to the percentage ownership in each Joint Venture until the Company's Joint Venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the Joint Venture if it is the principal funding source for the Joint Ventures.

During the year ended February 28, 1995 ("fiscal 1995"), the Company changed its policy of accounting for the Joint Ventures by recording its equity in their earnings and losses based upon a three month lag. As a result, the December 31, 1995 Consolidated Statement of Operations reflects twelve months of operations through September 30, 1995 for the Joint Ventures, the February 28, 1995 Consolidated Statement of Operations reflects nine months of operations through September 30, 1994 for the Joint Ventures, and the February 28, 1994 Consolidated Statement of Operations reflects twelve months of operations through December 31, 1993 for the Joint Ventures.

During the year ended December 31, 1995 ("calendar 1995"), the Company changed its policy of consolidating two indirectly owned subsidiaries by recording the related assets and liabilities and results of operations based on a three-month lag. As a result, the December 31, 1995 balance sheet includes the accounts of these subsidiaries at September 30, 1995, and the calendar 1995 Statement of Operations reflects the results of operations of these subsidiaries for the nine months ended September 30, 1995. Had the Company applied this method from October 1, 1994, the effect on reported December 31, 1995 results would not have been material. Future years will reflect twelve months of activity based upon a September 30 fiscal year end for these subsidiaries.

Liquidity

   MIG is a holding company and, accordingly, does not generate cash flows. Orion, the Company's filmed entertainment subsidiary, is restricted under covenants contained in the Orion Credit Agreement from making dividend payments or advances to MIG. MITI, the Company's communications subsidiary, is dependent on MIG for significant capital infusions to fund its operations, as well as its commitments to make capital contributions and loans to its Joint Ventures. MIG

          Metromedia International Group, Inc.

anticipates that MITI's funding requirements for 1996 will be approximately $40.0 million based in part on the anticipated funding needs of the Joint Ventures. Future capital requirements of MITI will depend on the ability of MITI's Joint Ventures to generate positive cash flows.

   MIG is obligated to make principal and interest payments under its own various debt agreements (see note 8), in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims (see note 1).

   In the short term, MIG intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. At December 31, 1995, MIG had approximately $11 million of available cash on hand. During December 1995, the Company adopted a formal plan to dispose of Snapper. At December 31, 1995 the carrying value of Snapper was approximately $79 million. The Snapper carrying value represents the Company's estimated proceeds from the sale of Snapper and the cash flows from the operations of Snapper, principally repayment of intercompany loans, through the date of sale. Management believes that Snapper will be disposed of by October 1996. In addition, the Company anticipates disposing of its investment in Roadmaster during 1996. The carrying value of the Company's investment in Roadmaster at December 31, 1995 was approximately $47 million.

   Management believes that its available cash on hand, proceeds from the disposition of Snapper and its investment in Roadmaster, borrowings under the MITI Bridge Loan and collections of intercompany receivables from Snapper will provide sufficient funds for the Company to meet its obligations, including MITI's funding requirements, in the short term. However, no assurances can be given that the Company will be able to dispose of such assets in a timely fashion and on favorable terms. Any delay in the sale of assets or reductions in the proceeds anticipated to be received upon this disposition of assets may result in the Company's inability to satisfy its obligations during the year ended December 31, 1996. Delays in funding the Company's MITI capital requirements may have a materially adverse impact on the results of operations of MITI's Joint Ventures.

   In connection with the consummation of the Alliance Merger and the Goldwyn Merger, MIG intends to refinance substantially all of its indebtedness and the indebtedness of Orion. MIG intends to use the proceeds of this refinancing to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management believes that its long term liquidity needs will be satisfied through a combination of (i) MIG's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, including the integration of Alliance, Goldwyn and MPCA, (ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) Orion's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service its existing debt. There can be no assurance that the Company will be successful in refinancing its indebtedness or that such refinancing can be accomplished on favorable terms. In the event the Company is unable to successfully complete such a refinancing, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company. There can be no assurance that any of the foregoing can be accomplished by the Company on reasonably acceptable terms, if at all.

          Metromedia International Group, Inc.


Different Fiscal Year Ends

The Company reports on the basis of a December 31 year end. In connection with the mergers discussed in Note 2, Orion and MITI, for accounting purposes only, were deemed to be the joint acquirors of the Actava Group Inc. ("Actava") in a reverse acquisition. As a result, the historical financial statements of the Company for periods prior to the merger are the combined financial statements of Orion and MITI. Orion historically reported on the basis of a February 28 year end.

The consolidated financial statements for the twelve months ended December 31, 1995 include two months for Orion (January and February 1995) that were included in the February 28, 1995 consolidated financial statements. The revenues and net loss for the two month duplicate period are $22.5 and $11.4 million, respectively. The December 31, 1995 accumulated deficit has been adjusted to eliminate the duplication of the January and February 1995 net losses. The consolidated financial statements for the years ended February 28, 1995 and February 28, 1994 ("fiscal 1994"), contain certain reclassifications to conform to the presentation for the year ended December 31, 1995 ("calendar 1995").

Summary of Significant Accounting Policies

Investments

The Company invests in various debt and equity securities. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires certain debt securities to be reported at amortized cost, certain debt and equity securities to be reported at market with current recognition of unrealized gains and losses, and certain debt and equity securities to be reported at market with unrealized gains and losses as a separate component of shareholders' equity.

Management determines the appropriate classification of investments as held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

          Metromedia International Group, Inc.

Revenue Recognition

Revenue from the theatrical distribution of films is recognized as the films are exhibited. Distribution of the Company's films to the home video market in the United States and Canada is effected through Orion Home Video ("OHV"), a division of Orion Home Entertainment Corporation, a wholly-owned subsidiary of Orion. OHV's home video revenue, less a provision for returns, is recognized when the video cassettes are shipped. Distribution of the Company's films to the home video markets in foreign countries is generally effected through subdistributors who control various aspects of distribution. When the terms of sale to such subdistributors include the receipt of nonrefundable guaranteed amounts by the Company, revenue is recognized when the film is available to the subdistributors for exhibition or exploitation and other conditions of sale are met. When the arrangements with such subdistributors call for distribution of the Company's product without a minimum amount guaranteed to the Company, such sales are recognized when the Company's share of the income from exhibition or exploitation is earned.

Revenue from the licensing of the Company's film product to networks, basic and pay cable companies and television stations or groups of stations in the United States and Canada, as well as in foreign territories, is recognized when the license period begins and when certain other conditions are met. Such conditions include the availability of such product for exhibition by the licensee.

The Company's and its Joint Ventures' cable, paging and telephony operations recognize revenues in the period the service is provided. Installation fees are recognized as revenues upon subscriber hook-up to the extent installation costs are incurred. Installation fees in excess of installation costs are deferred and recognized over the length of the related individual contract. The Company's and its Joint Ventures' radio operations recognize advertising revenue when commercials are broadcast.

Film Inventories and Cost of Rentals

Theatrical and television program inventories consist of direct production costs, production overhead and capitalized interest, print and exploitation costs, less accumulated amortization. Film inventories are stated at the lower of unamortized cost or estimated net realizable value. Selling costs and other distribution costs are charged to expense as incurred.

Film inventories and estimated total costs of participations and residuals are charged to cost of rentals under the individual film forecast method in the ratio that current period revenue recognized bears to management's estimate of total gross revenue to be realized. Such estimates are re-evaluated quarterly in connection with a comprehensive review of the Company's inventory of film product, and estimated losses, if any, are provided for in full. Such losses include provisions for estimated future distribution costs and fees, as well as participation and residual costs expected to be incurred.

          Metromedia International Group, Inc.


Property Plant and Equipment

Property, plant and equipment, net consists of the following (in thousands):

                                                  December 31,   February 28,
                                                      1995           1995
                                                      ----           ----
        Office furniture and equipment             $ 7,855        $ 5,338
        Automobile                                     133             95
        Leasehold improvements                         419            173
                                                   --------       --------
                                                     8,407          5,606
        Less: Accumulated depreciation and
                amortization                        (2,386)        (1,029)
                                                  --------       --------
                                                   $ 6,021        $ 4,577
                                                  ========       ========

Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the life of the improvements or the life of the lease, whichever is shorter.

Intangible Assets

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses and frequency rights are amortized over periods of 20-25 years. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over 25 years using the straight-line method. Until the Merger Date (see Note 2), a guarantee of Orion's bank borrowings was stated at its estimated fair value at the Effective Date (see
Note 3), less accumulated amortization. Amortization of the guarantee was being calculated utilizing the effective interest method over certain related cash flows estimated in the Plan.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of the intangible assets, their carrying value would be reduced by the excess, if any, of their carrying value over management's best estimate of undiscounted future cash flows over the remaining amortization period. The Company believes that the carrying value of recorded intangibles is not impaired.

Earnings Per Share of Common Stock

Primary earnings per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. Computations of common equivalent shares are based upon average prices during each period.

Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus the additional shares that would result from the conversion of the 6-1/2% Convertible Subordinated Debentures (see Note 8). Net income (loss) is adjusted by interest (net of income taxes) on the 6-1/2% Convertible Subordinated Debentures. The computation of fully diluted earnings per share is used only when it results in an earnings per share number which is lower than primary earnings per share.

          Metromedia International Group, Inc.


The loss per share amounts for fiscal 1995 and fiscal 1994 represent combined Orion and MITI's common shares converted at the exchange ratios used in the Merger (see Note 2).

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

        Cash and Cash Equivalents, Receivables, Notes Receivable and Accounts
        ---------------------------------------------------------------------
        Payable
        -------

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, current receivables, notes receivable and accounts payable approximate fair values. The carrying value of receivables with maturities greater than one year have been discounted, and if such receivables were discounted based on current market rates, the fair value of these receivables would not be materially different than their carrying values.

        Short-term Investments
        ----------------------

        For short-term investments, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes. See Note 4 for fair values on investment securities.

        Long-term Debt
        --------------

        For long-term and subordinated debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See Note 8 for fair values of long-term debt.

Income Taxes
The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the use of the liability method of accounting for deferred taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Metromedia International Group, Inc.


Barter Transactions

The Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

Foreign Currency Translation

The statutory accounts of the Company's consolidated foreign subsidiaries and Joint Ventures are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are translated into U.S. generally accepted accounting principles and U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation".

Under SFAS 52, foreign currency assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in shareholders' equity. Gains and losses from foreign currency transactions are included in net income in the period in which they occur.

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations.

Accrued Expenses
Accrued expenses consists of the following (in thousands):

                                                 December 31,    February 28,
                                                    1995            1995
                                                    ----            ----

             Accrued salaries and wages           $  9,627        $10,850
             Accrued taxes                          11,000            -
   Accrued interest                                  9,822          3,104
             Self-insurance claims payable          31,549            -
             Other                                  34,698         22,431
                                                  --------        -------
                                                  $ 96,696       $ 36,385
                                                  ========       ========

Self-Insurance

The Company is self-insured for workers' compensation, health, automobile, product and general liability costs of certain discontinued businesses. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. The Company is not self-insured in connection with any continuing operations.

          Metromedia International Group, Inc.



Cash and Cash Equivalents

Cash equivalents consists of highly liquid instruments with maturities of three months or less at the time of purchase. Included in cash at December 31, 1995, is approximately $10 million of restricted cash which represents amounts required to be held in the Company's captive insurance company.
Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

                                        Calendar     Fiscal      Fiscal
                                          1995        1995        1994
                                          ----        ----        ----
   Cash paid during the year for:

     Interest                           $ 12,270    $ 13,108   $ 14,907
                                        ========    ========   ========
     Taxes                              $    996    $  1,804   $  2,934
                                        ========    ========   ========


Supplemental schedule of non-cash investing and financing activities (in thousands):

                                        Calendar     Fiscal      Fiscal
                                          1995        1995        1994
                                          ----        ----        ----

   Acquisition of business:
     Fair value of assets acquired      $290,456    $   -      $   -
     Fair value of liabilities assumed   239,109        -          -
                                        --------    --------   --------
       Net value                        $ 51,347    $   -      $   -
                                        ========    ========   ========

          Metromedia International Group, Inc.

2.  The Mergers


On November 1, 1995, (the "Merger Date") Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling"), consummated the mergers contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of September 27, 1995 among Orion, the Company, MITI and Sterling. The Merger Agreement provided for, among other things, the simultaneous mergers of each of Orion and MITI with and into the Company's recently-formed subsidiaries, OPC Mergerco and MITI Mergerco, and the merger of Sterling with and into theCompany (the "Mergers"). In connection with the Mergers, the Company changed its name from The Actava Group Inc. to Metromedia International Group, Inc.

Upon consummation of the Mergers, all of the outstanding shares of the common stock, par value $.25 per share of Orion (the "Orion Common Stock"), the common stock, par value $.001 per share, of MITI (the "MITI Common Stock") and the common stock, par value $.001 per share, of Sterling (the "Sterling Common Stock") were exchanged for shares of the Company's common stock, par value $1.00 per share, pursuant to exchange ratios contained in the Merger Agreement. Pursuant to such ratios, holders of Orion Common Stock received .57143 shares of the Company's common stock for each share of Orion Common Stock (resulting in the issuance of 11,428,600 shares of common stock to the holders of Orion Common Stock), holders of MITI Common Stock received 5.54937 shares of the Company's common stock for each share of MITI Common Stock (resulting in the issuance of 9,523,817 shares of the Company's common stock to the holders of MITI Common Stock) and holders of Sterling Common Stock received .04309 shares of the Company's common stock for each share of Sterling Common Stock (resulting in the issuance of 483,254 shares of the Company's common stock to the holders of Sterling Common Stock).

In addition, pursuant to the terms of a contribution agreement dated as of November 1, 1995 among the Company and two affiliates of Metromedia Company ("Metromedia"), MetProductions, Inc. ("MetProductions") and Met International, Inc. ("Met International"), MetProductions and Met International contributed to the Company an aggregate of $37,068,303 of interests in a partnership and principal amount of indebtedness of Orion and its affiliate, and indebtedness of an affiliate of MITI, owed to MetProductions and Met International respectively, in exchange for an aggregate of 3,530,314 shares of the Company's common stock.

Immediately prior to the consummation of the Mergers, there were 17,490,901 shares of the Company's common stock outstanding. As a result of the consummation of the Mergers and the transactions contemplated by the contribution agreement, the Company issued an aggregate of 24,965,985 shares of common stock. Following consummation of the Mergers and the transactions contemplated by the contribution agreement, Metromedia Company (an affiliate of the Company) and its affiliates (the "Metromedia Holders") collectively received an aggregate of 15,252,128 shares of common stock (or 35.9% of the issued and outstanding shares of common stock).


Due to the existence of Metromedia Holders' common control of Orion and MITI prior to consummation of the Mergers, their combination pursuant to the Mergers was accounted for as a combination of entities under common control. Orion was deemed to be the acquiror in the common control Merger. As a result, the combination of Orion and MITI was effected utilizing historical costs for the ownership interests of the Metromedia Holders in MITI. The remaining ownership

          Metromedia International Group, Inc.

interests of MITI, were accounted for in accordance with the purchase method of accounting based on the fair value of such ownership interests, as determined by the value of the shares received by the holders of such interests at the effective time of the Mergers.

For accounting purposes only, Orion and MITI have been deemed to be the joint acquirors of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the Mergers are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper, a wholly-owned subsidiary of Actava. In addition, the Company's investment in Roadmaster was deemed to be a non-strategic asset and the Company plans to dispose of its investment during 1996. (see Note 4B. below).

Snapper is included in the accompanying consolidated balance sheet in an amount equal to the sum of the estimated cash flows from the operations of Snapper from November 1, 1995 to October 15, 1996, the expected date of sale (the "Holding Period") plus the anticipated proceeds from the sale of Snapper. At November 1, 1995, such estimated cash flows and proceeds from sale are expected to amount to $79.2 million. The earnings and losses of Snapper during the Holding Period will be excluded from the results of operations of the Company. The excess of the allocated purchase price to Snapper in the Actava acquisition over the estimated cash flows from the operations and sale of Snapper in the amount of $294 million has been reflected in the accompanying consolidated statement of operations as a loss on disposal of a discontinued operation. No income tax benefits were recognized in connection with this loss on disposal because of the Company's losses from continuing operations and net operating loss carryforwards.

The results of Snapper for the period November 1, 1995 through December 31, 1995, which are excluded from the accompanying consolidated statement of operations, are as follows (in thousands):

                   Net Sales                     $ 14,385
                   Operating expenses              23,784
                                                  --------
                   Operating loss                  (9,399)
                   Interest expense                (1,213)
                   Other expenses                    (259)
                                                  --------
                   Loss before taxes              (10,871)
                   Income taxes                      -
                                                  --------
                   Net loss                      $(10,871)
                                                  ========

The Company has advanced $4.2 million to Snapper during the period from November 1, 1995 to December 31, 1995 and has not received any repayments of cash. Accordingly, $4.2 million has been added to the carrying value of Snapper at December 31, 1995.

          Metromedia International Group, Inc.

The purchase price of Actava, Sterling and MITI minority interests, exclusive of transaction costs, amounted to $438.9 million at November 1, 1995 as follows (in thousands):

          Actava shares outstanding                     17,491
          Common stock to MITI minority shareholders     4,211
          Common stock to Sterling stockholders            483
                                                      ---------
          Number of shares issued to acquire
           Actava, MITI minority and Sterling           22,185

          Merger Date stock price                       18.625
                                                      ---------

          Value of stock                              $413,207
          Value of Actava options                        8,780
          Value of MITI options                         16,897
                                                      ---------

            Total purchase price                      $438,884
                                                      =========
The excess purchase price over the net fair value of assets acquired amounted to $404 million at November 1, 1995 before writeoff of Snapper goodwill of $294 million.

The following unaudited proforma consolidated results of operations illustrate the effect of the Mergers, the deconsolidation of Snapper and the associated refinancing of Orion's indebtedness (see Note 8) and assumes that the transactions occurred at the beginning of each of the periods presented (in thousands):
                                     Calendar           Fiscal
                                       1995              1995
                                       ----              ----

          Revenues                  $ 145,150          $ 203,232

          Loss from continuing
           operations and before
           loss on early
           extinguishment of debt
           and extraordinary item     (89,946)          (88,717)
          Loss per share               (2.11)             (2.18)


Orion, MITI and Sterling were parties to a number of material contracts and other arrangements under which Metromedia Company and certain of its affiliates had, among other things, made loans or provided financing to, or paid obligations on behalf of, each of Orion, MITI and Sterling. On November 1, 1995 such indebtedness, financing and other obligations of Orion, MITI and Sterling to Metromedia and its affiliates were refinanced, repaid or converted into equity of MIG.

Certain of the amounts owed by Orion ($20.4 million), MITI ($34.1 million) and Sterling ($524,000) to Metromedia were financed by Metromedia through borrowings under a $55 million credit agreement between the Company and Metromedia (the "Actava-Metromedia Credit Agreement"). Orion, MITI and Sterling repaid such amounts to Metromedia, and Metromedia repaid the Company the amounts owed by Metromedia to the Company under the Actava-Metromedia Credit Agreement. In addition, certain amounts owed by Orion to Metromedia under the Reimbursement Agreement (see Note 8) were repaid on November 1, 1995.

          Metromedia International Group, Inc.



3.           Chapter 11 Reorganization Costs

On December 11 and 12, 1991, Orion Pictures Corporation and substantially all of its subsidiaries filed petitions for relief under chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Court"). In this regard, the Court confirmed the "Debtors' Joint Consolidated Plan of Reorganization" (the "Plan") on October 20, 1992, which became effective on November 5, 1992 (the "Effective Date").

Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants requires direct costs of administering the chapter 11 filing, particularly professional fees, to be expensed as incurred. Accordingly, Chapter 11 reorganization items presented on the Consolidated Statements of Operations for calendar 1995, fiscal 1995 and 1994 are comprised primarily of legal fees incurred during those periods.


4.  Investments


A. Short-Term Investments
-------------------------

All of the Company's short-term investments are classified as available-for-sale and are summarized as follows (in thousands):
                                         Available-for-Sale Securities
                                  ----------------------------------------------
                                                Gross       Gross    Estimated
                                  Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains       Losses     Value
                                    ----        -----       ------     -----
    U.S. securities                $ 5,319     $  47        $  -      $ 5,366


The net adjustment to unrealized holding gains on available-for-sale securities is immaterial in 1995.

The amortized cost and estimated fair value of debt and marketable equity securities at December 31, 1995, are shown below (in thousands), by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                Estimated
                                                  Amortized       Fair
    Available-for-Sale                              Cost          Value
                                                    ----          -----
    Due in one year or less                       $ 2,001       $ 2,008
    Due after one year through three years          2,008         2,034
    Due after three years                           1,310         1,324
                                                   ------        ------
      Total                                       $ 5,319       $ 5,366
                                                   ======        ======

All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

          Metromedia International Group, Inc.


B. Roadmaster Industries, Inc.
------------------------------

On December 6, 1994, Actava transferred ownership of its four sporting goods subsidiaries to Roadmaster Industries, Inc. ("Roadmaster") in exchange for 19,169,000 shares of Roadmaster's Common Stock. The Company intends to dispose of its Roadmaster stock during 1996. The equity in earnings and losses of Roadmaster will be excluded from the Company's results of operations through the date of sale. As of November 1, 1995, the Company's investment in Roadmaster was adjusted to the anticipated proceeds from its sale under the purchase method of accounting and included in the accompanying consolidated balance sheet as an asset held for sale.

As of December 31, 1995, the Company owned 38% of the issued and outstanding shares of Roadmaster Common Stock based on approximately 48,600,000 shares of Roadmaster Common Stock outstanding. Summarized financial information for Roadmaster is shown below (in thousands):

                                         Nine Months Ended     Year Ended
                                           September 30,       December 31,
                                               1995               1994
                                               ----               ----
                                           (Unaudited)

    Net sales                               $ 523,480          $ 455,661
    Gross profit                               68,111             66,790
    Net income (loss)                          (9,259)             5,000
    Current assets                            391,003            358,169
    Non-current assets                        188,954            158,478
    Current liabilities                       250,673            181,778
    Non-current liabilities                   233,062            231,772
    Minority interest                            -                  -
    Redeemable common stock                     2,000              2,000
    Total shareholders' equity                 94,222            101,097



5.  Film Accounts Receivable and Deferred Revenues


Film accounts receivable consists primarily of trade receivables due from film distribution, including theatrical, home video, basic cable and pay television, network, television syndication, and other licensing sources which have payment terms generally covered under contractual arrangements. Film accounts receivable is stated net of an allowance for doubtful accounts of $11.6 million at December 31, 1995 and of $14.0 million at February 28, 1995.

The Company has entered into contracts for licensing of theatrical and television product to the pay cable, home video and free television markets, for which the revenue and the related accounts receivable will be recorded in future periods when the films are available for broadcast or exploitation. These contracts, net of advance payments received and recorded in deferred revenues as described below, aggregated approximately $157.0 million at December 31, 1995. Included in this amount is $62.0 million of license fees for which the revenue and the related accounts receivable will be recorded only when the Company produces or acquires new products.

Deferred revenues consist principally of advance payments received on pay cable, home video and other television contracts for which the films are not yet available for broadcast or exploitation.

          Metromedia International Group, Inc.



6.  Film Inventories


The following is an analysis of film inventories (in thousands):

                                                   December 31,    February 28,
                                                      1995            1995
                                                      ----            ----
Current:
Theatrical films released, less amortization        $  53,813        $ 67,051
Television programs released, less amortization         5,617           2,816
                                                    ---------        --------
                                                       59,430          69,867
                                                    ---------        --------
Non current:
Theatrical films released, less amortization          132,870         173,279
Television programs released, less amortization         4,363           6,528
                                                    ---------        --------
                                                      137,233         179,807
                                                    ---------        --------
                                                    $ 196,663        $249,674
                                                    =========        ========

Orion had in prior years made substantial writeoffs to its released and unreleased product. As a result, approximately two-thirds of the film inventories are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of Orion's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 94% of the gross cost of its film inventories, including those produced or acquired subsequent to the quasi-reorganization. Approximately 98% of such gross film inventory costs will have been amortized by December 31, 1998. As of December 31, 1995, approximately 61% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at year end.

7.  Investments in and Advances to Joint Ventures


MITI has recorded its investments in Joint Ventures at cost, net of its share of losses. Advances to the Joint Ventures under line of credit agreements are reflected based on amounts recoverable under the credit agreements, plus accrued interest.

Advances are made to Joint Ventures in the form of cash for working capital purposes and capital expenditures, or in the form of equipment purchased or payment of expenses on behalf of the Joint Venture. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 4%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. As of December 31, 1995, MITI has entered into credit agreements with its Joint Ventures to provide up to $46.8 million in funding, of which $16.9 million remains available. MITI funding commitments are contingent on its approval of the Joint Ventures' business plans.

          Metromedia International Group, Inc.

As of December 31, 1995 and 1994, MITI's investments in and advances to Joint Ventures were as follows (in thousands):

                                        Investments in and
                                         Advances to               Year
                                        Joint Ventures  Ownership Venture  Date Operations
                                        --------------
            Name                        1995       1994    %      Formed   Commenced
            ----                        ----       ----    -      ------   ---------
  Kosmos TV, Moscow, Russia
                                     $  4,317   $ 5,822   50%       1991    May, 1992
  Baltcom TV, Riga Latvia               6,983     4,741   50%       1991    June, 1992
  Ayety TV, Tbilisi, Georgia            3,630     1,935   49%       1991    September, 1993
  Kamalak, Tashkent, Uzbekistan         3,731     1,535   50%       1992    September, 1993

  Baltcom Paging, Tallin, Estonia       2,585     1,829   39%       1992    December, 1993
  SAC-Radio 7, Moscow, Russia           1,174     1,256   51%       1991    January, 1994
  Sun TV, Kishinev, Moldova             1,613       690   50%       1993    October, 1994
  Raduga Paging, Nizhny Novgorod          364       450   45%       1993    October, 1994
  Alma-TV, Almaty, Kazakstan            1,318       774   50%       1994    June, 1995
  Telecom Georgia, Tbilisi, Georgia     2,078     1,485   30%       1994    September, 1994
  Raduga TV, Nizhny Novgorod              254       222   50%       1994    Pre-Operational
  Baltcom Plus, Riga, Latvia            1,412       331   50%       1994       April, 1995
  Minsk Cable, Minsk, Belarus             918       733   50%       1993    Pre-Operational
  Tbilisi Paging, Tbilisi, Georgia        619       342   45%       1993    November, 1994
  St. Petersburg Paging,
   St. Petersburg, Russia                 527       -     40%       1994    October, 1995
  Radio Katusha,
   St. Petersburg, Russia                 561       -     50%       1993    May, 1995
  Other                                 4,850     2,166
                                       ------     -----
                                     $ 36,934   $24,311
                                       ======    ======


The ability of MITI and its Joint Ventures to establish profitable operations is subject to (among other things) special political, economic and social risks inherent in doing business in Eastern Europe and the former Soviet Republics. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

MITI has obtained political risk insurance policies from the Overseas Private Investment Corporation ("OPIC") for certain of its Joint Ventures. The policies cover loss of investment and losses due to business interruption caused by political violence or expropriation.

          Metromedia International Group, Inc.

Summarized combined financial information of Joint Ventures accounted for under the equity method, that have commenced operations as of the dates indicated above is as follows (in thousands):

                             Combined Balance Sheets

                                        September 30, September 30, December 31,
                                                 1995          1994         1993
                                                 ----          ----         ----
                                     Assets

Current assets                               $  6,937      $  1,588      $   841
Investments in wireless systems and
  equipment, net                               31,349        17,040       10,758
Other assets                                    2,940           895           28
                                              -------       -------      -------

Total Assets                                 $ 41,226      $ 19,523     $ 11,627
                                              =======       =======      =======


                Liabilities and Joint Ventures' Equity (Deficit)

Current liabilities                          $ 10,954      $  2,637     $  1,022
Amount payable under MITI credit facility      33,699        11,327        6,635
Other long-term liabilities                      -            1,513           74
                                              -------       -------      -------

Total Liabilities                              44,653        15,477        7,731
                                              -------       -------      -------

Joint Ventures' Equity (Deficit)               (3,427)        4,046        3,896
                                              -------       -------      -------

Total Liabilities and Joint Ventures'
  Equity (Deficit)                           $ 41,226      $ 19,523     $ 11,627
                                              =======       =======      =======


                        Combined Statements of Operations

                                                        Nine months
                                           Year ended      ended      Year ended
                                        September 30, September 30, December 31,
                                                 1995          1994        1993
                                                 ----          ----        ----

Revenues                                     $ 19,344      $  3,280    $  1,452
                                              -------       -------     -------
Expenses:
Cost of service                                 9,993         2,026         969
Selling, general and administrative            11,746         2,411         973
Depreciation and amortization                   3,917         1,684         911
Other                                            -              203          67
                                              -------       -------     -------

Total Expenses                                 25,656         6,324       2,920
                                              -------       -------     -------

Operating Loss                                 (6,312)       (3,044)     (1,468)

Interest Expense                               (1,960)         (632)        (64)
Other Income (Expense)                         (1,920)           47           2
Foreign Currency Translation Gain (Loss)         (203)           15         (91)
                                              -------       -------     -------

Net Loss                                     $(10,395)     $ (3,614)   $ (1,621)
                                              =======       =======     =======

Financial information for Joint Ventures which are not yet operational as of September 30, 1995 is not included in the above summary. MITI's investment in and advances to those Joint Ventures at December 31, 1995, 1994 and 1993 amounted to approximately $7.1 million, $5.7 million and $89,000, respectively.

The Company and its consolidated and unconsolidated Joint Ventures operate four types of services in their communications segment: wireless cable television, paging, radio broadcasting and telephony.

          Metromedia International Group, Inc.

The following tables represent summary financial information for consolidated subsidiaries and Joint Ventures, unconsolidated equity method joint ventures and combined consolidated and unconsolidated subsidiaries and joint ventures by type of service for all operations in the Company's Communications segment (excluding MITI's headquarter's operations - see Note 12), as of and for the years ended December 31, 1995, February 28, 1995 and February 28, 1994 (in thousands):

                       Wireless                  Radio
Calendar 1995          Cable TV     Paging    Broadcasting  Telephony    Total
-------------          --------     ------    ------------  ---------    -----

Consolidated Subsidiaries and
 Joint Ventures

 Revenues              $  -        $   690      $ 3,879      $  -      $  4,569
 Depreciation and
   amortization           -            132          366         -           498
 Operating income
   (loss) before taxes    -            (23)        (237)        -          (260)
 Assets                   -          2,398        7,999         -        10,397
 Capital expenditures     -             40          172         -           212
                       ========    ========     ========     ========  =========


Unconsolidated Equity Joint Ventures

 Revenues              $ 8,809     $ 2,427      $   918      $ 7,190   $ 19,344
 Depreciation and
   amortization          3,071         345           36          465      3,917
 Operating income
   (loss) before taxes  (4,152)       (613)      (1,255)        (292)    (6,312)

 Assets                 22,727       3,495          247       14,757     41,226
 Capital expenditures    9,727       1,933           46        9,740     21,446
                       ========    ========     ========     ========  =========


 Net investment in
   Joint Ventures      $21,592     $ 4,980      $ 1,174      $ 2,078    $29,824
 MITI equity in
   losses of
   unconsolidated
   investees            (5,885)       (403)      (1,388)        (305)    (7,981)
                       ========    ========     ========     ========   ========


Combined

 Revenues              $ 8,809     $ 3,117      $ 4,797      $ 7,190   $ 23,913
 Depreciation and
   amortization          3,071         477          402          465      4,415
 Operating income
   (loss) before taxes  (4,152)       (636)      (1,492)        (292)    (6,572)

 Assets                 22,727       5,893        8,246       14,757     51,623
 Capital expenditures    9,727       1,973          218        9,740     21,658
                       ========    ========     ========     ========  =========

          Metromedia International Group, Inc.

                        Wireless                  Radio
Fiscal 1995             Cable TV     Paging    Broadcasting  Telephony    Total
-----------             --------     ------    ------------  ---------    -----

Consolidated
 Subsidiaries and
 Joint Ventures

 Revenues              $   416     $   266      $ 2,863      $  -       $ 3,545
 Depreciation and
  amortization             320         101          214         -           635
 Operating income
   (loss) before taxes    (359)       (331)        (795)        -        (1,485)

 Assets                    704       1,956       10,135         -        12 795
 Capital expenditures     -             49           97         -           146
                       ========    ========     ========     ========   ========


Unconsolidated Equity Joint Ventures

 Revenues              $ 2,672     $   180      $   373      $    55   $  3,280
 Depreciation and
   amortization          1,655        -              20            9      1,684
 Operating income
   (loss) before taxes  (2,026)       (425)         (15)        (578)    (3,044)
 Assets                 15,090       1,030          856        2,547     19,523
 Capital expenditures    5,072         766            8        2,487      8,333
                       ========    ========     ========     ========  =========


 Net investment in
   Joint Ventures      $14,033     $ 1,829      $ 1,256      $ 1,485    $18,603
 MITI equity in
   losses of
   unconsolidated
   investees            (1,838)       (147)         (99)        (173)    (2,257)
                       ========    ========     ========     ========   ========


Combined

 Revenues              $ 3,088     $   446      $ 3,236      $    55   $  6,825
 Depreciation and
   amortization          1,975         101          234            9      2,319
 Operating income
   (loss) before taxes  (2,385)       (756)        (810)        (578)    (4,529)

 Assets                 15,794       2,986       10,991        2,547     32,318
 Capital expenditures    5,072         815          105        2,487      8,479
                       ========    ========     ========     ========  =========

          Metromedia International Group, Inc.

                         Wireless                 Radio
Fiscal 1994              Cable TV     Paging   Broadcasting  Telephony    Total
-----------              --------     ------   ------------  ---------    -----

Consolidated Subsidiaries and
 Joint Ventures

 Revenues              $    51     $  -         $  -         $  -       $    51
 Depreciation and
   amortization            110        -            -            -           110
 Operating income
   (loss) before taxes    (303)        (55)        -            -          (358)

 Assets                    256       1,069         -            -         1,325
 Capital expenditures     -             34         -            -            34
                       ========    ========     ========     ========   ========


Unconsolidated Equity
  Joint Ventures

 Revenues              $ 1,452     $  -         $  -         $  -     $   1,452
 Depreciation and
   amortization            909           2         -            -           911
 Operating income
   (loss) before taxes  (1,400)        (68)        -            -        (1,468)
 Assets                 10,520       1,107         -            -        11,627
 Capital expenditures    3,411         764         -            -         4,175
                       ========    ========     ========     ========  ========


 Net investment in
   Joint Ventures      $ 7,123     $ 1,445      $ 1,055      $  -     $   9,623
 MITI equity in
   losses of
   unconsolidated
   investees              (752)        (25)        -            -          (777)
                       ========    ========     ========     ========  ========


Combined

 Revenues              $ 1,503     $  -         $  -         $  -      $  1,503
 Depreciation and
   amortization          1,019           2         -            -         1,021
 Operating income
   (loss) before taxes  (1,703)       (123)        -            -        (1,826)
 Assets                 10,776       2,176         -            -        12,952
 Capital expenditures    3,411         798         -            -         4,209
                       ========    ========    =========    =========  =========



More than 90% of the Company's assets are located in, and substantially all of the Company's operations are derived from, Republics in the Commonwealth of Independent States or Eastern Europe.

          Metromedia International Group, Inc.

8.  Long-term Debt

Long-term debt at December 31, 1995 and February 28, 1995 consisted of the following (in thousands):
                                                  December 31,    February 28,
                                                      1995            1995
                                                      ----            ----

MIG (excluding Orion and MITI)
------------------------------

MIG Revolver                                       $ 28,754         $   -
6 1/2% Convertible Debentures due 2002, net of
  unamortized discount of $17,994                    57,006             -
9 1/2% Debentures due 1998, net of unamortized
  discount of $140                                   59,344             -
9 7/8% Senior Debentures due 1997, net of
  unamortized premium of $217                        18,217             -
10% Debentures due 1999                               6,075             -
Other long-term debt:
 Secured 6.25% due 1998                               1,020             -
                                                    -------          -------

                                                    170,416             -
                                                    -------          -------
Orion
-----

Notes payable to banks under Credit,
 Security & Guaranty Agreements                     123,700             -
Notes payable to banks under the Third
 Restated Credit Agreement                             -              58,619
Obligation to Metromedia Company
 under Reimbursement Agreement                         -              19,544
Talent Notes due 1999, net of unamortized
 discount of $8,488                                    -              26,057
Creditor Notes due 1999, net of unamortized
 discount of $21,745                                   -              40,630
Non-interest bearing payment obligation to
 Sony, net of unamortized discount of $1,191           -              16,756
Other guarantees and contracts payable, net of
 unamortized discounts of $2,402 and $2,943           9,939            8,124
10% Subordinated Debentures due 2001,
 net of unamortized discount of $8,097                 -              42,349
                                                    -------          -------

                                                    133,639          212,079
                                                    -------          -------
MITI
----

Hungarian Foreign Trade Bank                            588            1,057
Other                                                   -                168
Demand Notes payable                                    -              5,529
Notes payable to Metromedia Company                     -             18,194
                                                    -------          -------

                                                        588           24,948
                                                    -------          -------

     Less: current portion - Metromedia Company        -              37,738
                           - Other                   40,597           96,177
                                                    -------          -------

     Long-term debt, net of current portion        $264,046         $103,112
                                                    =======          =======

          Metromedia International Group, Inc.

Aggregate annual repayments of long-term debt over the next five years and thereafter are as follows (in thousands):

                              1996          $ 40,597
                              1997            44,548
                              1998            88,714
                              1999            31,923
                              2000            39,453
                              Thereafter      77,325


MIG (excluding Orion and MITI)

On November 1, 1995, the Company entered into a $35 million revolving credit agreement ("MIG Revolver") with Chemical Bank. On December 31, 1995, the Company had utilized $28.8 million. At the borrower's option, the MIG Revolver bears interest at a rate of LIBOR plus 2%, or Chemical Bank's alternative base rate plus 1%. The MIG Revolver terminates October 30, 1996.

Under terms of the MIG Revolver, the aggregate amount of all outstanding loans cannot exceed 65% of the market value of Roadmaster stock (see Note 4). Borrowings under the MIG Revolver are secured by all of the stock of Roadmaster owned by the Company, and a subordinated lien of the assets of Snapper, Inc. The loan is guaranteed by MITI. It is assumed that the carrying value of the MIG Revolver approximates its fair value because of its floating interest rate feature.

In 1987 the Company issued $75.0 million of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into common stock at a conversion price of $41-5/8 per share. At the Company's option, the Debentures may be redeemed at 100% plus accrued interest until maturity.

The 9 7/8% Senior Subordinated Debentures are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount plus accrued interest. Mandatory sinking fund payments of $3.0 million (which the Company may increase to $6.0 million annually) began in 1982 and are intended to retire, at par plus accrued interest, 75% of the issue prior to maturity.

At the option of the Company, the 10% Subordinated Debentures are redeemable, in whole or in part, at the principal amount plus accrued interest. Sinking fund payments of 10% of the outstanding principal amount commenced in 1989, however, the Company receives credit for Debentures redeemed or otherwise acquired in excess of sinking fund payments.

The carrying value of the Company's long-term and subordinated debt, including the current portion at December 31, 1995, approximates fair value. The estimate is based on a discounted cash flow analysis using current incremental borrowing rates for similar types of agreements and quoted market prices for issues which are traded.

Orion Debt

On November 1, 1995 Orion entered into a credit agreement with Chemical Bank, as agent, and a syndicate of lenders (the "Orion Credit Agreement") The Orion Credit Agreement consists of a $135 million term loan ("Orion Term Loan") with quarterly repayments of $6.75 million commencing March 1996 with a final payment due December 31, 2000; and a $50 million revolver ("Orion Revolver") with a final maturity of December 31, 2000. The amount available under the Orion Revolver as of December 31, 1995 was $38 million (of which $9 million is reserved for an outstanding letter of credit).

          Metromedia International Group, Inc.


Interest is charged on the Orion Term Loan at the agent bank's prime rate plus 2% or at 3% above the LIBOR rate, at Orion's option; and for the Orion Revolver at the agent bank's prime rate plus 1/2% or at 1-1/2% above the LIBOR rate, also at Orion's option. Indebtedness under the Orion Credit Agreement is secured by all of Orion's assets, including the common stock of Orion and its subsidiaries. In addition to the quarterly amortization schedule, the Orion Credit Agreement provides that in the event that the ratio of the value of the eligible accounts receivable in Orion's borrowing base to the amount outstanding under the Orion Term Loan (the "Borrowing Base Ratio") does not exceed a designated threshold, all cash received by Orion must be used to prepay principal and interest on the Orion Term Loan until such Borrowing Base Ratio exceeds such designated threshold. All prepayments may be applied against scheduled quarterly repayments.

  As a result of prepayments, Orion has satisfied its scheduled amortization payments through December 31, 1996. To the extent the Borrowing Base Ratio exceeds the threshold set forth in the Orion Credit Agreement, and is not needed to amortize the Orion Term Loan, Orion may use excess cash to pay its operating expenses, including the costs of acquiring new film product or new production. The Borrowing Base Ratio currently exceeds the designated threshold. In addition, Orion has established a system of lockbox accounts and collection accounts to maintain Chemical's security interest in the cash proceeds of Orion's accounts receivable. Amounts outstanding under the Orion Revolver are guaranteed jointly and severally by Metromedia and by John W. Kluge.

  The Orion Credit Agreement also contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens and on the number of films Orion may produce, restrictions on the development costs and budgets for such films, limitations on the aggregate amount of unrecouped print and advertising costs Orion may incur, limitations on the amount of Orion's leases, capital and overhead expenses, prohibitions on the declaration of dividends or distributions by Orion to MIG, limitations on the merger or consolidation of Orion or the sale by Orion of any substantial portion of its assets or stock and restrictions on Orion's line of business, other than activities relating to the production and distribution of entertainment product. The Orion Credit Agreement also contains several financial covenants, including the requirement that Orion maintain the ratio of Orion's Free Cash Flow (as defined in the Orion Credit Agreement) to its cumulative investment in film product above certain specified levels at the end of each fiscal quarter, and that Orion's cumulative investment in film product not exceed Free Cash Flow by more than $50,000,000. In addition, the Orion Credit Agreement contains a covenant which would be triggered if the amount of Orion's net losses exceeds certain levels for each fiscal year beginning with the fiscal year ended December 31, 1996 or in the event of a change in control of MIG.

It is assumed that the carrying value of Orion's bank debt approximates its face value because it is a floating rate instrument.

          Metromedia International Group, Inc.


As a result of the Plan (see Note 3), Orion had certain obligations outstanding, including: Notes payable to the banks under the Third Restated Credit Agreement, obligations to Metromedia and its affiliate under a Reimbursement Agreement, Talent Notes, Creditor Notes, obligations to Sony Entertainment Inc. ("Sony") and 10% Subordinated Debentures ("Plan Debt"). Notwithstanding mandatory minimum payments and maturity dates, while operating under the Plan, and to the extent Orion generated positive net cash flow, interest and principal payments were made to the individual obligations included in Plan Debt based upon certain formulas. At August 31, 1995 Orion had not generated sufficient net cash flow to satisfy certain mandatory minimum payments and an event of default could have been asserted by the Trustees or holders of certain obligations of the Plan Debt. However, at the Merger Date (see Note 2), proceeds from the Orion Term Loan, as well as amounts advanced from MIG under a subordinated promissory note, were used directly or indirectly to repay and terminate all outstanding Plan Debt obligations ($210.7 million) and to pay certain transaction costs. To record the repayment and termination of the Plan Debt, Orion removed certain unamortized discounts associated with such obligations from its accounts and recognized an extraordinary loss of $32.4 million on the extinguishment of debt.

MITI Debt

A loan from a Hungarian Foreign Trade Bank is due on September 14, 1997 and is repayable in three annual installments with an interest rate of 34.5%. The loan is a Hungarian Forint based loan and is secured by a letter of credit issued by Metromedia International, Inc. in the amount of $1.2 million.

On November 1, 1995, MIG issued 2,537,309 shares of common stock in repayment of $26.6 million of MITI notes payable.

Included in interest expense for calendar 1995 and fiscal 1995 are $3.8 million and $430,000, respectively, of interest on amounts due to Metromedia Company, an affiliate of MIG. No such amounts were included in fiscal 1994 interest expense.


9.  Stockholders' Equity


Preferred Stock

There are 70,000,000 shares of Preferred Stock authorized, none of which were outstanding or designated as to a particular series at December 31, 1995.

Common Stock

There are 110,000,000 authorized shares of Common Stock, $1 par value. At December 31, 1995, February 28, 1995 and February 28, 1994 there were 42,613,738, 20,934,898 and 17,188,408 shares issued and outstanding, respectively.

After giving effect to the Merger, the Company has reserved the shares of Common Stock listed below for possible future issuance:
                                                               December 31,
                                                                   1995
                                                                   ----
  Stock options                                                  2,014,258
  6 1/2% Convertible Subordinated Debentures (see Note 8)        1,801,802
  Restricted stock plan                                            132,800
                                                                 ---------

                                                                 3,948,860
                                                                 =========

          Metromedia International Group, Inc.

Stock Plans

The Company's stock option plans provide for the issuance of incentive stock options and nonqualified stock options. Incentive stock options may be issued at a per share price not less than the market value at the date of grant. Nonqualified options may be issued generally at prices and on terms determined in the case of each stock option.

Following the Merger (see Note 2), options granted pursuant to the MITI stock option plan and the Actava stock option plans, became exercisable for stock of MIG in accordance with the respective exchange ratios.

After giving effect to the Merger, the following table reflects changes in the stock options issued under these plans:

                                                 Shares            Average
                                               Subject to       Option Price
                                                 Option           Per Share
                                                 ------           ---------
Incentive Stock Options
-----------------------

   Balance at December 31, 1993                     -
                                                 -------

   Options granted                                  -
   Options exercised                                -
   Options canceled                                 -
                                                 -------

   Balance at December 31, 1994                     -
                                                 -------
   Transfer of Actava options in Merger          203,000       $ 8.00 - $12.00
   Options granted                                  -
   Options exercised                             (19,000)      $ 8.00 - $ 9.00
   Options canceled                                 -
                                                 -------

   Balance at December 31, 1995                  184,000       $ 8.00 - $ 9.00
                                                 =======

   Options exercisable at end of year             78,000       $ 8.00 - $12.00
                                                 =======


Nonqualified Stock Options
--------------------------
   Balance at December 31, 1993                     -
                                                 -------

   Options granted                               283,000           $ 5.41
   Options exercised                                -
   Options canceled                                 -
                                                 -------

   Balance at December 31, 1994                  283,000           $ 5.41
                                                 -------

   Transfer of Actava options in Merger          234,000       $ 8.00 - $14.50
   Options granted                               366,000           $ 5.41
   Options exercised                             (74,000)      $ 8.00 - $14.50
   Options canceled                              (89,000)          $ 5.41
                                                 --------

   Balance at December 31, 1995                  720,000       $ 5.41 - $14.50
                                                 =======

   Options exercisable at end of year            178,000       $ 5.41 - $14.50
                                                 =======

There were 153,000 shares under the stock option plans at December 31, 1995 which were available for the granting of additional stock options.

          Metromedia International Group, Inc.


During 1994, an officer of MITI was granted an option, not pursuant to any plan, to purchase 657,908 shares of common stock (the "MITI Options") at a purchase price of $1.08 per share. The MITI Options expire on September 30, 2004, or earlier if the officer's employment is terminated. Included in 1994 expenses is $3.6 million of compensation expense in connection with these options.

Prior to the Merger, an officer of Actava was granted an option, not pursuant to any plan, to purchase 300,000 shares of common stock (the "Actava Options") at a purchase price of $6.375 per share. The Actava Options expire on April 18, 2001.

On December 13, 1995, the Board of Directors of the Company terminated the Actava 1991 Non-Employee Director Stock Option Plan. The Company had previously reserved 150,000 shares for issuance upon the exercise of options granted under this plan and had granted 20,000 options thereunder. Also on January 31, 1996, the Board of Directors adopted the 1996 Incentive Stock Option Plan, subject to shareholder approval. Assuming adoption of the 1996 Incentive Stock Option Plan by shareholders, it is the intention of the Board of Directors not to grant any additional options under the MITI and Actava stock option plans.

No shares have been granted under the Company's restricted stock plan during 1995 and 102,800 shares of common stock remain available under this plan.


10.  Income Taxes


The provision for income taxes for calendar 1995, fiscal 1995 and 1994, all of which is current, consists of the following (in thousands):

                              Calendar   Fiscal  Fiscal
                                1995     1995     1994
                                ----     ----     ----
Federal                       $   -     $   -   $  -
State and local                  167       100      100
Foreign                          600     1,200    2,000
                            --------  --------  -------

Current                          767     1,300    2,100
Deferred                        -         -         -
                            --------  --------  -------

Total                       $    767  $  1,300  $ 2,100
                            ========  ========  =======

Such provision has been allocated to continuing operations before extraordinary items, discontinued operations and extraordinary items as follows (in thousands):



                                         Calendar          Fiscal       Fiscal
                                           1995            1995          1994
                                           ----            ----          ----
Operations before extraordinary items    $    767        $ 1,300       $ 2,100
Discontinued operations                      -              -             -
Extraordinary items                          -              -             -
                                          -------         ------        ------

                                         $    767        $ 1,300       $ 2,100
                                          =======         ======        ======

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

          Metromedia International Group, Inc.


State and local income tax expense in calendar 1995, fiscal 1995 and 1994 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's calendar 1995, fiscal 1995 and 1994 operating losses to mitigate such taxes. Foreign tax expense in calendar 1995, fiscal 1995 and 1994 reflects estimates of withholding and remittance taxes. Cash utilized for the payment of income taxes during calendar 1995, fiscal 1995 and 1994 was $1.0 million, $1.8 million and $2.9 million, respectively.

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) for calendar 1995 and fiscal 1995 are as follows (in thousands):


                                     December 31,   February 28,
                                        1995           1995
                                        ----           ----

Net Operating loss carryforward     $241,877       $177,846
Deferred income                       22,196         24,245
Investment credit carryforward        28,000         28,000
Allowance for doubtful accounts        4,395          5,346
Capital loss carryforward              3,850           -
Film costs                            (1,832)       (15,077)
Shares payable                        15,670         14,986
Reserves for self-insurance           10,970           -
State tax accruals                     3,811           -
Investment in equity investee         22,146           -
Purchase of safe harbor lease
  investment                          (9,115)          -
Minimum tax credit (ATM) carryforward  8,805           -
Other reserves                         6,331          6,958
Other                                  3,843         (1,285)
                                    ---------      ---------

Subtotal before valuation allowance  360,947        241,019
Valuation allowance                 (360,947)      (241,019)
                                    ---------      ---------
Deferred taxes                      $   -          $   -
                                    =========      =========

The valuation allowance for deferred assets as of February 28, 1995 was $241.0 million. The net change in the total valuation allowance for the year ended December 31, 1995 was an increase in the allowance of $119.9 million.

          Metromedia International Group, Inc.


The Company's provision for income taxes for calendar 1995, fiscal 1995 and 1994, differs from the provision that would have resulted from applying the federal statutory rates during those periods to income (loss) before provision for income taxes. The reasons for these differences are explained in the following table (in thousands):

                                          Calendar     Fiscal      Fiscal
                                            1995        1995        1994
                                            ----        ----        ----
Provision (benefit) based upon
 federal statutory rate of 35%          $(132,138)   $(23,839)    $(43,084)
State taxes, net of federal benefit           109          65           65
Foreign taxes in excess
 of federal credit                            600       1,200        2,000
Non-deductible direct expenses of
 chapter 11 filing                            448         214          596
Current year operating loss
 not benefitted                            26,943      22,832       42,201
Equity in losses of
 Joint Ventures                             2,778         790          272

Extraordinary loss on early
 extinguishment of debt                   (11,344)      -            -
Reduction of extraordinary loss
 not benefitted                            11,344       -            -
Discontinued operations, not
 tax benefitted                           101,999       -            -
Other, net                                     28          38           50
                                        ---------   ---------    ---------
Provision for income taxes               $    767    $  1,300     $  2,100
                                        =========   =========    =========

At December 31, 1995, the Company had available net operating loss carryforwards, capital loss carryforwards, unused alternative tax credits and unused investment tax credits of approximately $631 million, $11 million, $9 million and $28 million, respectively, which can reduce future federal income taxes. If not utilized, these carryforwards and credits will begin to expire in 1996. The alternative tax credit may be carried forward indefinitely, to offset regular tax in certain circumstances.

The use by the Company of any net operating loss carryforwards reported or which will be reported by Orion, Actava, MITI and Sterling and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Orion, Actava, MITI and Sterling as the parent corporations (such Orion, Actava, MITI and Sterling affiliated groups hereinafter being referred to as the "Orion Group," the "Actava Group," the "MITI Group" and the "Sterling Group," respectively, and individually as a "Former Group" and collectively as the "Former Groups") for taxable years ending on or before November 1, 1995 (such Pre-November 1, 1995 net operating loss carryforwards hereinafter referred to collectively as the "Pre-November 1 Losses") will be subject to certain limitations as a result of the Mergers.

Under Section 382 of the Internal Revenue Code, annual limitations will generally apply to the use of the Pre-November 1 Losses of the Former Groups by the Company. The amount of the annual limitation with respect to a Former Group will depend upon the application of certain principles contained in Section 382 of the Internal Revenue Code relating to the valuation of such Former Group immediately prior to the November 1 Mergers and an interest factor published by the Internal Revenue Service on a monthly basis. Based on the market price of the Company's stock at the effective time of the Mergers, the exchange ratios with respect to the shares of Orion, MITI and Sterling, and the published interest factor of 5.75 percent (applicable to transactions that occurred in November 1995), the annual limitations on the use of the Pre-November 1 Losses of the Orion Group, Actava Group, the MITI Group and the Sterling Group, respectively, by the MIG Group would currently be approximately $11.9 million, $18.3 million, $10.0 million and

          Metromedia International Group, Inc.

$510,000 per year, respectively. To the extent Pre-November 1 Losses equal to the annual limitation with respect to any of the Former Groups are not used in any year, the unused amount would generally be available to be carried forward and used to increase the limitation with respect to such Former Group in the succeeding year.

The use of Pre-November 1 Losses of the Orion Group, the MITI Group and the Sterling Group will also be separately limited by the income and gains recognized by the corporations that were members of each of the Orion Group, the MITI Group and the Sterling Group, respectively, including corporations such as the Company (in the case of Sterling) that are successors by merger to any of such members. Under proposed Treasury regulations, such Pre-November 1 Losses of any such former members of any such Former Group, or successors thereof, would be usable on an aggregate basis to the extent of the income and gains of such former members of such Former Group, or successors thereof on an aggregate basis.

As a result of the Merger, the Company succeeded to approximately $92.2 million of Pre-November 1 Losses of the Actava Group. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. However, since all of the Actava intangibles have been eliminated, when the Pre-November 1 Losses are utilized they will reduce income tax expense.


11.  Employee Benefit Plans


Actava had a noncontributory defined benefit plan which is "qualified" under Federal tax law and covered substantially all Actava's employees. In addition, Actava had a "nonqualified" supplemental retirement plan which provided for the payment of benefits to certain employees in excess of those payable by the qualified plans. Following the Mergers (see Note 2), the Company froze the Actava noncontributory defined benefit plan and "nonqualified" supplemental retirement plan effective as of December 31, 1995. Employees will no longer accumulate benefits under these plans.

In connection with the Merger, the projected benefit obligation and fair value of plan assets were remeasured considering the Company's freezing of the plan. The excess of the projected benefit obligations over the fair value of plan assets in the amount of $4.9 million was recorded in the allocation of purchase price. The recognition of the net pension liability in the allocation of the purchase price eliminated any previously existing unrecognized gain or loss, prior service cost, and transition asset or obligation related to the acquired enterprise's pension plan.

Some of the Company's subsidiaries also have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Effective January 1, 1993, MITI established a 401(k) Salary Deferral Plan ("401(k) Plan") on behalf of its employees. Under the 401(k) Plan participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. MITI has the discretion to match amounts contributed by the employee up to 3% of their compensation. The Company contributed $60,000 for the year ended December 31, 1995.

          Metromedia International Group, Inc.


Orion has a 401(k) defined contribution retirement and savings plan covering all eligible employees who prior to March 1 or September 1, have completed 1,000 hours of service, as defined in the plan. Participants may make pretax contributions to the plan of up to 15% of their compensation, as defined, subject to certain limitations as prescribed by the Internal Revenue Code.
Orion matches 50 % of amounts contributed up to $500 per participant per plan year. Orion may make discretionary contributions on an annual basis to the plan. The exact amount of discretionary contributions is decided each year by the Board of Directors. There have been no discretionary contributions since the inception of the plan. Total employer contribution expense for calendar 1995, fiscal 1995 and fiscal 1994 was approximately $64,000 each year.

12.  Business Segment Data


The business activities of the Company constitute two business segments, (i) filmed entertainment, which includes the financing and production of theatrical motion pictures as well as the distribution of theatrical motion pictures and television programming, and (ii) communications, which includes wireless cable television, paging services, radio broadcasting, and telephony.

Filmed Entertainment

The Company operates its filmed entertainment operations through Orion. Until the Merger Date (see Note 2), Orion operated under the terms of the Plan (see
Note 3) which severely limited Orion's ability to finance and produce additional theatrical motion pictures. Therefore, Orion's primary activity prior to the Merger was the ongoing distribution of its present library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected the marketability of its library.

Theatrical motion pictures are produced initially for exhibition in theaters. Initial theatrical release generally occurs in the United States and Canada. Foreign theatrical exhibition generally begins within the first year after initial release. Home video distribution in all territories usually begins six to twelve months after theatrical release in that territory, with pay television exploitation beginning generally six months after initial home video release. Exhibition of the Company's product on network and on other free television outlets begins generally three to five years from the initial theatrical release date in each territory.

          Metromedia International Group, Inc.

Communications

The Company, through MITI and subsidiaries, owns various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the Commonwealth of Independent States ("CIS") (formerly the Union of Soviet Socialist Republics) and other Eastern European countries. During 1995, the Company began to pursue opportunities to extend its communications businesses into other emerging markets in the Pacific Rim.
The Joint Ventures currently offer wireless cable television, radio paging systems, radio broadcasting, trunked mobile radio services and various types of telephone services. Joint Ventures are principally entered into with governmental agencies or ministries under the existing laws of the respective countries.

The Joint Venture agreements generally provide for the initial contribution of assets or cash, and for the creation of a line of credit agreement to be entered into between the Joint Venture and MITI. Under a typical arrangement, MITI's venture partner contributes the necessary license or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. MITI's contribution is generally cash and equipment but may consist of other specific assets as required by the Joint Venture agreement. The line of credit agreement generally specifies a commitment amount, interest rates and repayment terms.

The consolidated financial statements include the accounts and results of operations of MITI and its majority owned and controlled Joint Venture, CNM Paging, and its subsidiaries. Investments in other companies and Joint Ventures which are not majority owned, or in which the Company does not control but exercises significant influence are accounted for using the equity method (see Notes 1 and 7).

          Metromedia International Group, Inc.

                              BUSINESS SEGMENT DATA
                                 (in thousands)


                                 Calendar   Fiscal     Fiscal
                                   1995       1995       1995
                                   ----       ----       ----

 Filmed Entertainment:
   Net revenues                  $133,812   $191,244   $175,662
   Direct operating costs        (155,720)  (208,755)  (263,961)
   Depreciation and                  (694)      (767)      (708)
 amortization                    ---------  ---------  ---------

   Loss from operations           (22,602)   (18,278)   (89,007)
                                 =========  =========  =========


   Assets at year end             283,093    351,588    508,014
   Capital expenditures             1,151      1,198       (785)
                                 ========   ========   =========

 Communications:
   Net revenues                    5,158       3,545         51
   Direct operating costs        (26,937)    (19,067)    (6,086)

   Depreciation and                (2,101)    (1,149)      (174)
 amortization                    ---------  ---------  ---------

   Loss from operations           (23,880)   (16,671)    (6,209)
                                 =========  =========  =========

   Equity in losses of Joint        7,981      2,257        777
                                 ========   ========   ========
 Ventures

   Assets at year end             161,089     40,282     12,637

   Capital expenditures             2,548      3,610     (1,423)
                                 ========   ========   =========

 Headquarters and Eliminations:
   Net revenues                       (99)       -          -
   Direct operating costs            (876)       -          -
   Depreciation and                   -          -          -
   amortization                    --------   --------   --------


   Income from operations            (975)       -          -
                                  =========  ========   ========

   Assets at year end including
    discounted operations and
    eliminations                  155,456        -          -
                                  ========   ========   ========

 Consolidated - Continuing Operations:
   Net revenues                   138,871    194,789    175,713
   Direct operating costs        (183,533)  (227,822)  (270,047)
   Depreciation and                (2,795)    (1,916)      (882)
    amortization                 ---------  ---------  ---------

   Loss from operations           (47,457)   (34,949)   (95,216)
                                =========  =========  =========


   Equity in losses of joint        7,981      2,257        777
   ventures                      ========   ========   ========

   Assets at year end             599,638    391,870    520,651
   Capital expenditures          $  3,699   $  4,808   $  2,208
                                 ========   ========   ========

Management fees of $100,000 charged to operations are eliminated from the business segment data.
                                      F-36

          Metromedia International Group, Inc.


The sources of the Company's revenues from continuing operations by market for each of the last three fiscal years are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. The following table sets forth Orion's export sales from continuing operations (excluding Canada) by major geographic area for each of the last three fiscal years (in thousands):



                              Calendar    Fiscal       Fiscal
                                1995        1995        1994
                                ----        ----        ----

Europe                     $  32,126   $  36,532    $  62,107
Mexico and South America       2,454       4,586        5,782
Asia and Australia             8,841      13,820       23,876
                           ---------   ---------    ---------
                           $  43,421   $  54,938    $  91,765
                           =========   =========    =========


Revenues, operating losses and assets of MITI's foreign operations are disclosed in Note 7.

Showtime Networks, Inc. ("Showtime") and Lifetime Television ("Lifetime") have been significant customers of the Company. During calendar 1995 and fiscal 1995, the Company recorded approximately $15.4 million and $45.5 million, respectively, of revenues under its pay cable agreement with Showtime, and during calendar 1995, fiscal 1995 and fiscal 1994, the Company recorded approximately $15.0 million, $12.5 million and $15.1 million of revenues, respectively, under its basic cable agreement with Lifetime.


13.  Commitments and Contingent Liabilities


Commitments

The Company is obligated under various operating leases. Total rent expense amounted to $2.6 million, $2.3 million, and $2.2 million, in calendar 1995, fiscal 1995 and fiscal 1994, respectively.

Minimum rental commitments under noncancellable operating leases are set forth in the following table (in thousands):

                                Year      Amount
                                ----      ------

                                1996     $ 1,911
                                1997         954
                                1998         832
                                1999         519
                                2000         252
                         Thereafter          526
                                         -------
    Total minimum rental commitments     $ 4,994
                                         =======


The Company and certain of its subsidiaries have employment contracts with various officers, with remaining terms of less than one year, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1995 under such contracts is approximately $8.1 million.

          Metromedia International Group, Inc.


In addition, the Company and certain of its subsidiaries have postemployment contracts with various officers. The Company's remaining aggregate commitment at December 31, 1995 under such contracts is approximately $1.1 million.

Acquisition Commitments

During December 1995, MITI, Protocall Ventures Ltd. ("Protocall"), and the shareholders of Protocall, executed a letter of intent together with a loan agreement relating to the purchase of Protocall.

The letter of intent states that pending the consummation of purchase, MITI will loan up to $1.5 million to Protocall and negotiate definitive documentation relating to the purchase of 51% of Protocall for $2.6 million. Principal and accrued interest under the loan will be applied to the purchase price at the time the transactions contemplated by the purchase agreement are consummated, which is expected to be on or before March 31, 1996.
The letter of intent provides that the shareholders of Protocall have the right to purchase $250,000 of MIG's common stock during the five year period after closing of the purchase agreement and further provides the right to purchase an additional $250,000 of MIG's common stock one year after closing if Protocall achieves certain budgeted objectives. The purchase price will be the trading price of MIG stock at the time of the closing of the purchase agreement. However, the entire purchase price for all the shares will be forgiven and, as such, these amounts will be considered part of the acquisition cost.

The agreements also provide that MITI will arrange for or make direct loans to Protocall relating to existing joint venture commitments of [up to] $3.4 million, plus any additional amounts agreed to by the parties.

In connection with MITI's activities directed at entering into Joint Venture agreements in the Pacific Rim, MITI's 90% subsidiary, Metromedia Asia Limited ("MAL") has entered into certain agreements with Communications Technology International, Inc., ("CTI"), which owns 7% of the equity of MAL. Under these agreements, MAL has agreed, to loan up to $2.5 million to CTI, and permit CTI to purchase up to an additional 7% of the equity of MAL, provided that CTI is successful in obtaining rights to operate certain services, as defined, and MAL is provided with the right to participate in the operation of such services. MAL has also agreed to loan a portion of the funds required to purchase the equity interests in MAL to CTI.

Contingencies

The Company is contingently liable under various guarantees of debt totaling approximately $1.6 million. The debt is primarily Industrial Revenue Bonds which were issued to finance manufacturing facilities and equipment of certain of the Company's former subsidiaries which were disposed of prior to 1995. The Bonds are secured by the facilities and equipment. In addition, upon the sale of the subsidiaries, the Company received lending institution guarantees or bank letters of credit to support the Company's contingent obligations. There are no material defaults on the debt agreements.

The Company is contingently liable under various real estate leases of certain of its former subsidiaries which were sold prior to 1995. The total future payments under these leases, including real estate taxes, is estimated to be approximately $2.4 million. The leased properties generally have financially sound subleases.

          Metromedia International Group, Inc.


In 1975, the Russian Federation legislature proposed legislation that would limit to 35%, the interest which a foreign person is permitted to own in entities holding broadcast licenses. While such proposed legislation was not enacted, it is possible that such legislation could be reintroduced and enacted in Russia. Further, even if enacted, such law may be challenged on constitutional grounds and may be inconsistent with Russian Federation treaty obligations. In addition, it is unclear how Russian Federation regulators would interpret and apply the law to existing license holders. However, if the legislature passes a law restricting foreign ownership of broadcast license holding entities and such a law is found to be constitutional and fails to contain a grandfathering clause to protect existing companies, it could require MITI to reduce its ownership interests in its Russian Joint Ventures. It is unclear how such reductions would be effected.

The Republic of Latvia passed legislation in September, 1995 which purports to limit to 20% the interest which a foreign person is permitted to own in entities engaged in certain communications businesses such as radio, cable television and other systems of broadcasting. This legislation will require MITI to reduce to 20% its existing ownership interest in joint ventures which operate a wireless cable television system and an FM radio station in Riga, Latvia.

Metromedia International, Inc., a subsidiary of MITI, is contingently liable for an outstanding letter of credit amounting to $1.2 million.

Litigation

Fuqua Industries, Inc. Shareholder Litigation
---------------------------------------------
Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders
                           -----------------------------------------
Litigation, Civil Action No. 11974. The named defendants are certain current
----------
and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which formerly owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock, other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15,700,000 for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibi-tion against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in the various litigation matters contain prayers for material awards. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in significant additional liabilities which would have a material adverse effect upon the consolidated financial position or results of operations of the Company.

          Metromedia International Group, Inc.


Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1995 and are not expected to be material in future years.

The Company has agreed to indemnify the purchaser of a former subsidiary of the Company for certain obligations, liabilities and costs incurred by such subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1995. As of December 31, 1995, the Company had a remaining reserve of approximately $1,250,000 to cover its obligations to its former subsidiary.

During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may be a potentially responsible party at such site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company ("DP"), and was transferred to a wholly owned subsidiary of the Company in connection with the Exchange Transaction. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the Exchange Transaction, Roadmaster and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and Roadmaster entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. The consulting firm is currently conducting soil samples and other tests on the Opelika Property. Although the Company has not received the results of these tests, the Company believes that the reserves of approximately $1,800,000 previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

          Metromedia International Group, Inc.


14.  Selected Quarterly Financial Data (unaudited)


Selected financial information for the quarterly periods in calendar 1995 and fiscal 1995 is presented below (in thousands, except per-share amounts):

                                                              First Quarter of                    Second Quarter of

--------------------------------------------------------------------------------------------------------------------------
                                                      Calendar               Fiscal           Calendar          Fiscal
                                                        1995                  1995              1995             1995
--------------------------------------------------------------------------------------------------------------------------

Revenues                                             $ 37,678              $ 84,345 (b)      $ 40,755         $ 30,394
Operating loss                                        (10,692)(a)            (6,750)           (7,460)         (11,079)(c)
Interest expense, net                                   8,119                 7,137             7,353            7,123
Equity interest in losses of Joint Ventures            (588)                  -                (1,633)            (362)
Net loss                                              (20,366)              (14,453)          (16,714)         (19,087)

--------------------------------------------------------------------------------------------------------------------------

Loss per common share:
  Primary:
    Net loss                                         $   (.97)             $   (.79)         $   (.80)        $   (.92)
--------------------------------------------------------------------------------------------------------------------------


                                                              Third Quarter of                    Fourth Quarter of
--------------------------------------------------------------------------------------------------------------------------
                                                      Calendar               Fiscal           Calendar          Fiscal
                                                        1995                  1995              1995             1995
--------------------------------------------------------------------------------------------------------------------------

Revenues                                             $ 35,468              $ 45,187          $ 24,970         $ 34,863
Operating loss                                         (6,762)               (3,939)          (22,543)(d)      (13,181)(e)
Interest expense, net                                   7,574                 6,374             6,493            8,661
Equity interest in losses of Joint Ventures            (1,568)                 (777)           (4,192)          (1,118)
   Net loss before discontinued
    operations and extraordinary item                 (16,146)              (11,425)          (33,798)          24,446)
Loss on disposal of discontinued operations             -                     -              (293,570)(f)          -
Loss on early extinguishment of debt                    -                     -               (32,382)(g)          -
Net loss                                              (16,146)              (11,425)         (359,750)         (24,446)
--------------------------------------------------------------------------------------------------------------------------

Loss per common share:
   Primary:
    Continuing operations                           $   (.77)             $   (.55)         $   (.96)        $  (1.17)
    Discontinued operations                         $   -                 $   -             $  (8.30)        $   -
    Extraordinary item                              $   -                 $   -             $   (.92)        $   -
    Net loss                                        $   (.77)             $   (.55)         $ (10.18)        $  (1.17)
--------------------------------------------------------------------------------------------------------------------------


(a) Operating loss for the first of calendar 1995 includes $5.4 million of writedowns to previously released film product.

(b) As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" significant revenues ($40.0 million) were recognized in conjunction with the Showtime Settlement in the first quarter of fiscal 1995.

(c) Operating loss for the second quarter of fiscal 1995 includes writedowns to estimated net realizable value of an aggregate of $2.6 million of writedowns of theatrical product unreleased at that time and $5.3 million of writedowns to previously released product.

(d) Operating loss for the fourth quarter of calendar 1995 includes writedowns to estimated realizable value of $3.0 million for unreleased theatrical product and $4.8 million for writedowns to previously released product.
(e) Operating loss for the fourth quarter of fiscal 1995 includes $8.1 million of writedowns to previously released product.

          Metromedia International Group, Inc.


(f) As more fully discussed in Note 2, the excess of the allocated purchase price attributed to Snapper in the Actava acquisition, over the estimated cash flows from the operations and the anticipated sale of Snapper, amounted to $293.6 million.

(g) As more fully discussed in Note 8, Orion removed certain unamortized discounts associated with such obligations from the accounts and recognized an extraordinary loss of $32.4 million on the extinguishment of debt.

The quarterly financial data presented above differs from amounts previously reported in Orion's 10 Q's due to the restatement of historical financial statements to account for the common control merger with MITI (see Note 2). In addition, Orion's previously filed fiscal 1996 quarters have been restated and presented on a calendar year basis in calendar 1995.


15.  Subsequent Developments

Subsequent to year-end, the Company entered into an Agreement and Plan of Merger to acquire The Samuel Goldwyn Company ("Goldwyn") and entered into a letter of intent to acquire Motion Picture Corporation of America ("MPCA"). In addition, the Company has entered into an Agreement and Plan of Merger to acquire Alliance Entertainment Company ("Alliance"). In connection with the proposed acquisition of Alliance and Goldwyn, the Company intends to refinance substantially all of its indebtedness and that of its subsidiaries, as well as substantially all of the indebtedness of Alliance and Goldwyn.

On December 20, 1995, the Company and Alliance entered into an Agreement and Plan of Merger (the "Alliance Merger Agreement") pursuant to which a newly-formed, wholly-owned subsidiary of the Company ("Alliance Mergerco") will merge with and into Alliance (the "Alliance Merger").

Pursuant to the Alliance Merger Agreement, upon consummation of the Alliance Merger, Alliance stockholders will exchange each of their shares of Alliance common stock for (i) .7 shares of Common Stock, and (ii) a ten-year warrant to purchase .285 shares of Common Stock at an exercise price of $20.00 per share. In connection with the Alliance Merger, Metromedia has entered into Stock Purchase Agreements (the "Stock Purchase Agreements") with the Chairman and Chief Executive Officer of Alliance, and the Vice Chairman and President of Alliance. The Stock Purchase Agreements provide for the sale by such officers to Metromedia of (i) 2,520,000 shares of Common Stock and 1,026,000 Warrants to be received by such officers in the Alliance Merger and (ii) any additional Warrants received by such officers as consideration in the Alliance Merger (anticipated to be 31,920 Warrants) and (iii) all Warrants received by such officers upon the exercise of certain options or warrants to purchase Alliance common stock held by them (expected to be 1,007,166 Warrants) for a cash purchase price of $43,200,000. These purchases will take place immediately following the effective time of the Alliance Merger and will enable the Metromedia Holders, who currently collectively control approximately 35.9% of the outstanding Common Stock, to reduce the substantial dilution to their interests which would otherwise result from the issuance of Common Stock to Alliance Stockholders in the Alliance Merger.

On January 31, 1996, the Company and Goldwyn entered into an Agreement and Plan of Merger (the "Goldwyn Merger Agreement") pursuant to which Goldwyn will merge with a newly-formed, wholly-owned subsidiary of the Company (the "Goldwyn Merger") and, in connection therewith, will be re-named "Goldwyn Entertainment Company."

          Metromedia International Group, Inc.



The Goldwyn Merger Agreement provides that upon consummation of the Goldwyn Merger, Goldwyn stockholders will receive $5.00 worth of Common Stock for each share of Goldwyn common stock, provided that the average closing price of the Common Stock over the 20 consecutive trading days ending five days prior to the meeting of the Company's stockholders held to vote upon the Goldwyn Merger is between $12.50 and $16.50. If the average closing price of Common Stock over such period is less than $12.50 it will be deemed to be $12.50 and Goldwyn stockholders will receive .4 shares of Common Stock for each share of Goldwyn common stock, and if the average closing price of the Common Stock over such period is greater than $16.50, it will be deemed to be $16.50 and Goldwyn stockholders will receive .3030 shares of Common Stock for each share of Goldwyn common stock.

Metromedia International Group, Inc.


METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         METROMEDIA INTERNATIONAL GROUP, INC.
                                Statement of Operations
               (Registrant only in thousands, except per share amounts)

                                                             Period Ended
                                                             December 31,
                                                                1995
                                                             -----------
Revenues                                                    $         -
Cost and expenses:
    Selling, general and administrative                           1,109

                                                            ------------
Operating loss                                                   (1,109)

Interest expense, net                                             2,208
Equity in losses of subsidiaries                                 83,707

                                                            ------------

Loss from continuing operations                                 (87,204)
    before extraordinary item


Discontinued Operations - loss on disposal                     (293,570)
Equity in extraordinary item - early extinguishment of debt     (32,382)
                                                            ------------

Net Loss                                                    $  (412,976)
                                                             ===========

Loss per common share:
   Primary:
       Continuing Operations:                               $     (3.54)
                                                             ===========
       Discontinued Operation                               $    (11.97)
                                                             ===========
       Extraordinary Item                                   $     (1.32)
                                                             ===========
       Net Loss                                             $    (16.83)
                                                             ===========

The accompanying notes are an integral part of the condensed financial information.

See Notes to Condensed Financial Information on page S-4.

Metromedia International Group, Inc.


METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                   METROMEDIA INTERNATIONAL GROUP, INC.
                               Balance Sheet
                      (Registrant only in thousands)

                                                          December 31,
                                                              1995
                                                          -----------
Current Assets:
    Cash and cash equivalents                            $     21,848
    Other assets                                                3,010
                                                         ------------
    Total current assets                                       24,858

Investment in Roadmaster Industries, Inc.                      47,455
Investment in Snapper, Inc.                                    79,200
Investment in subsidiaries                                     81,565
Intercompany accounts                                          86,102
Other assets                                                    2,566
                                                          -----------
    Total assets                                         $    321,746
                                                          ===========

Current Liabilities:
    Accounts payable                                     $        943
    Accrued expenses                                           66,750
    Current portion of long term debt                          32,682
                                                         -----------
    Total current liabilities                                 100,375

Long term debt                                                137,734
Other long term liabilities                                       382
                                                         ------------
    Total liabilities                                         238,491

Stockholders' equity
    Common stock                                               42,614
    Paid-in surplus                                           728,747
    Accumulated deficit                                      (688,106)
                                                         ------------
    Total stockholders' equity                                 83,255
                                                         ------------
    Total liabilities and stockholder equity             $    321,746
                                                          -----------


      The accompanying notes are an integral part of the condensed financial information.
      See Notes to Condensed Financial Information on page S-4.

          Metromedia International Group, Inc.


METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                    METROMEDIA INTERNATIONAL GROUP, INC.
                          Statement of Cash Flows
                       (Registrant only in thousands)


                                                           Period
                                                           Ended
                                                          December
                                                          31, 1995
                                                         ----------

      Net loss                                         $ (412,976)

      Adjustments to reconcile net loss to
        net cash provided by (used in) operating
        activities:
      Loss on discontinued operations                     293,570
      Equity in losses of investees                       116,089
      Amortization of debt discounts and costs                434


      (Increase) decrease in prepaid expenses              (5,567)
      (Increase) decrease in other current assets           5,434

      (Increase) decrease in other  assets                  1,769
                                                         ----------
                Cash provided by (used in) operations      (1,247)
                                                         ----------
      Investment activities:
        Proceeds from notes receivable                     45,320
        Investment in subsidiaries                         (4,230)
        Cash acquired, net in merger                       72,068
                                                         ----------
                Cash provided by (used in) investment     113,158
                                                         ----------
                activities
      Financing Activities:

        Proceeds from revolving term loan                  28,754
        Payments on notes and subordinated debt           (48,222)
        Proceeds from issuance of stock                     2,282
        Due from subsidiary                               (72,877)
                                                         ----------
                Cash provided by (used in) financing      (90,063)
                                                         ----------
                activities
      Net increase (decrease) in cash:                     21,848
      Cash and cash equivalents at beginning of year            -
                                                         ----------
      Cash and cash equivalents at end of year           $ 21,848
                                                          =========



      The accompanying notes are an integral part of the condensed financial information.
      See Notes to Condensed Financial Information on page S-4.

          Metromedia International Group, Inc.

                  NOTES TO CONDENSED FINANCIAL INFORMATION



(A) Prior to the merger discussed in Note 2 to the Consolidated Financial Statements, there was no parent company. The accompanying parent company only financial statements reflect the operations of MIG from November 1, 1995 to December 31, 1995 and the equity in losses of subsidiaries for the year ended December 31, 1995. The Calendar 1995, Fiscal 1995 and 1994 amounts shown in the historical consolidated financial statements represent the combined financial statements of Orion and MITI prior to the merger and formation of MIG.

(B) Principal repayments of the Registrant's borrowings under debt agreements and other debt outstanding at December 31, 1995 are expected to be required no earlier than as follows:

                                        Actava
                                        ------

        FY 1996                         32,682
        FY 1997                         15,887
        FY 1998                         60,336
        FY 1999                          4,428
        FY 2000                            -
        After FY 2000                   75,000


For additional information regarding the Registrant's borrowings under debt agreements and other debt, see Note 8 to the Consolidated Financial Statements.

       Metromedia International Group, Inc.

                                                                                                    SCHEDULE II

                                         METROMEDIA INTERNATIONAL GROUP, INC.
                       Combined Financial Statement Schedules Valuation and Qualifying Accounts
                                                   December 31, 1995
                                                    (in thousands)

                                   Balance at         Charged                                            Balance at
                                    Beginning        to Costs            Other         Deductions/           End
                                    of Period      and Expenses         Charges         Write-offs        of Period
                                    ---------      ------------         -------         ----------        ---------
Allowances for doubtful
   accounts, etc. (deducted
   from current receivables):


Year ended December 31, 1995      $   14,223       $       90       $         -      $    (2,400)       $   11,913
                                   =========        =========        ==========       ===========        =========


Year ended February 28, 1995      $   14,800       $    2,064        $      159      $    (2,800)       $   14,223
                                   =========        =========         =========       ===========        =========

Year ended February 28, 1994      $   26,000       $      900       $         -       $  (12,100)       $   14,800
                                   =========        =========        ==========        ==========        =========