Form 10-K/A
period 1995-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-04-29
CIK 39547

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

                   Commission File Number 1-5706




               METROMEDIA INTERNATIONAL GROUP, INC.
      (Exact name of registrant, as specified in its charter)




          DELAWARE                                          58-0971455
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
             OF                                         IDENTIFICATION NO.)
       INCORPORATION OR
        ORGANIZATION)


          945 EAST PACES FERRY ROAD, SUITE 2210, ATLANTA, GEORGIA 30326
             (Address and zip code of principal executive offices)

                               (404) 261-6190
           (Registrant's telephone number, including area code)






            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:



TITLE OF EACH CLASS                                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $1.00 par value                                  American Stock Exchange
                                                               Pacific Stock Exchange
9 1/2 % Subordinated Debentures, due August 1, 1998            New York Stock Exchange
9 7/8 % Senior Subordinated Debentures, due March 15, 1997     New York Stock Exchange
10% Subordinated Debentures, due October 1, 1999               New York Stock Exchange


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K <square>

     The aggregate market value of voting stock of the registrant held by non-affiliates of the Registrant at April 22, 1996 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $363,130,984. The number of shares of Common Stock outstanding as of April 22, 1996 was 42,658,240.

                             PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the executive officers of Metromedia International Group, Inc. (the "Company") is set forth in Part I of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated by reference herein.


MEMBERS OF THE BOARD OF DIRECTORS

     The following is a brief description of the business experience for at least the past five years of current members of the Board of Directors of the
Company:


  NAME, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND        AGE        CLASS OF        DIRECTOR
                 CERTAIN DIRECTORSHIPS                                 DIRECTORS        SINCE


John P. Imlay, Jr.                                       59          Class I         1993
    Served since 1990 as Chairman of Dun & Bradstreet
    Software Services, Inc., an application software
    company located in Atlanta, Georgia. Mr. Imlay is
    the former Chairman of Management Science America,
    a mainframe applications software company.
    Management Science America was acquired by Dun &
    Bradstreet Software Services, Inc. in 1990.
    Mr. Imlay is also a director of the Atlanta
    Falcons, a National Football League team, and The
    Gartner Group. Mr. Imlay is a member of the Audit
    Committee and the Compensation Committee.

John W. Kluge                                            81          Class I         1995
    Chairman of the Board of Directors of the Company
    since November 1, 1995.  Chairman of the Board and
    a director of Orion Pictures Corporation since
    1992. Chairman and President of Metromedia Company
    and its predecessor-in-interest, Metromedia, Inc.
    for over five years. Director of The Bear Stearns
    Companies, Inc., WorldCom, Inc., Conair Corporation
    and Occidental Petroleum Corporation. Mr. Kluge is
    Chairman of the Executive Committee.

Stuart Subotnick                                         54          Class I         1995
    Vice Chairman of the Board of Directors of the
    Company since November 1, 1995.  Vice Chairman of
    the Board and a director of Orion Pictures
    Corporation since 1992. Executive Vice President of
    Metromedia Company and its predecessor-in-interest,
    Metromedia, Inc., for over five years. Director of
    Carnival Cruise Lines, Inc. and WorldCom, Inc.
    Mr. Subotnick is Chairman of the Audit Committee
    and a member of the Executive and Nominating
    Committees.




John D. Phillips                                         53          Class II        1994
    President and Chief Executive Officer of the
    Company since April 19, 1994. Elected to the Board
    of Directors of the Company and to the Executive
    Committee on the same date. Mr. Phillips served as
    Chief Executive Officer of Resurgens Communications
    Group, Inc. from May 1989 until Resurgens was
    merged with Metromedia Communications Corporation
    and LDDS Communications, Inc. (now known as
    WorldCom, Inc.) in September 1993. He is a director
    of Restor Industries, Inc. and Roadmaster
    Industries, Inc. ("Roadmaster")

Richard J. Sherwin                                       52          Class II        1995
    Co-President of the Company's Metromedia
    International Telecommunications, Inc. subsidiary
    ("MITI").  Mr. Sherwin has served as a President
    and director of MITI and its predecessor companies
    since October 1990. Prior to that, Mr. Sherwin
    served as the Chief Operating Officer of Graphic
    Scanning Corp., a paging and wireless
    telecommunications company.

Leonard White                                            56          Class II        1992
    President and Chief Executive Officer of the
    Company's Orion Pictures Corporation subsidiary
    ("Orion").  Mr. White has served in this capacity
    from March 1992 through November 1, 1995. Interim
    President and Chief Executive Officer of Orion from
    March 1992 until November 1992. Chairman of the
    Board and Chief Executive Officer of Orion Home
    Entertainment Corporation, a subsidiary of Orion
    ("OHEC"), from March 1991 until March 1992.
    President and Chief Operating Officer of Orion Home
    Video division of OHEC from March 1987 until March
    1991.

Clark A. Johnson                                         64          Class III       1990
    Director of the Company since April 27, 1990. He
    has served as chairman and Chief Executive Officer
    of Pier One Imports, Inc., a specialty retailer of
    decorative home furnishings, since August 1988.
    Mr. Johnson is a director of Albertson's, Inc.,
    Anacomp, Inc., Heritage Media Corporation,
    InterTAN, Inc. and Pier One Imports, Inc. Mr.
    Johnson is a member of the Compensation and Audit
    Committees.

Silvia Kessel                                            45          Class III       1995
    Senior Vice President, Chief Financial Officer and
    Treasurer of the Company since the November 1,
    1995.  Executive Vice President and a director of
    Orion Pictures Corporation since January 1993.
    Senior Vice President of Orion from June 1991 to
    November 1992. Senior Vice President of Metromedia
    Company since January 1994. President of Kluge &
    Company from January 1994. Managing Director of
    Kluge & Company (and its predecessor) from April
    1990 to January 1994. Director of WorldCom, Inc.
    Ms. Kessel is a member of the Nominating Committee.




Carl E. Sanders                                          70          Class III       1967
    Engaged in the private practice of law as Chairman
    of Troutman Sanders, a law firm located in Atlanta,
    Georgia. Director of the Company since 1967, except
    for a one-year period from April 1970 to April
    1971. Former Governor of the State of Georgia and a
    director of Carmike Cinemas, Inc., Norrell
    Corporation, Healthdyne, Inc., and Roadmaster
    Industries, Inc. Mr. Sanders is Chairman of the
    Compensation Committee.

Arnold L. Wadler                                         52          Class III       1995
    Senior Vice President, General Counsel and
    Secretary of the Company since November 1, 1995.
    Senior Vice President, Secretary and General
    Counsel of Metromedia Company and its predecessor-
    in-interest, Metromedia, Inc., for over five years.
    Director of Orion Pictures Corporation since 1992.
    Mr. Wadler is Chairman of the Nominating Committee.



           On and after December 11, 1991 (the "Filing Date"), Orion and certain of Orion's subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. The United
States Bankruptcy Court for the Southern District of New York confirmed
Orion's Modified Third Amended Joint Consolidated Plan of Reorganization
(the "Plan") on October 10, 1992 and the Plan was consummated on November 5, 1992. Each of Silvia Kessel and Leonard White, current directors of the Company, served as Executive Officers of Orion on the Filing Date.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

 Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the outstanding Common Stock, to file with the Securities and Exchange
Commission (the "Commission") and the American Stock Exchange initial reports of ownership and reports of changes in ownership of the Common
Stock. Such officers, directors and greater than 10% beneficial owners are required by the regulations of the Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended December 31, 1995.



ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

 The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive
Officer and the four other most highly compensated executive officers during the fiscal years ended December 31, 1995, December 31, 1994 and December 31, 1993 for services rendered in all capacities to the Company and its subsidiaries. In addition, the Summary Compensation Table sets forth similar information for such periods with respect to Frederick B.
Beilstein, III and Walter M. Grant, who would have been among the Company's four most highly compensated executive officers during 1995 but for the fact that such persons were not serving as executive officers of the Company at the end of 1995. The persons listed in the table below are referred to as the "Named Executive Officers."


                       SUMMARY COMPENSATION


                                                                          LONG-TERM
                                                                          COMPENSATION
                                         ANNUAL COMPENSATION              AWARDS
                                        ---------------------            ------------
NAME AND PRINCIPAL       YEAR      SALARY ($) BONUS ($)     OTHER         NUMBER OF       ALL OTHER
POSITION                                                   ANNUAL        SECURITIES     COMPENSATION
                                                          COMPENSA-      UNDERLYING        ($)(2)
                                                         TION($)(1)   STOCK OPTIONS (#)



John D. Phillips
     President and       1995      $624,984   $750,000        -              -0-           $15,096
     Chief Executive     1994(3)   $438,289   $438,289        -            300,000         $13,336
     Officer             1993(3)   -          -               -               -               -


Frederick B. Beilstein,
III(4)
     Former Senior Vice  1995      $274,992   $137,500        -              -0-           $ 4,480
     President,          1994      $274,992   $165,000        -            95,000          $ 4,435
     Treasurer and Chief
     Financial Officer   1993      $269,783   $ 41,250        -            19,100          $ 4,390


Walter M. Grant(5)
     Former Senior Vice  1995      $237,500   $118,750        -              -0-           $ 9,757
     President,          1994      $237,500   $142,500        -            95,000          $12,623
     General Counsel and
     Secretary           1993(6)   $110,048   $ 16,875        -            20,000          $44,645

W. Tod Chmar             1995      $235,000   $235,000        -              -0-           $ 4,095
Senior Vice President    1994(3)   $164,801   $ 98,881        -            70,000            6,866
                         1993(3)   -          -               -               -               -

_______________
(1) The Company provides perquisites and other personal benefits to the executive officers of the Company. The value of the perquisites and benefits provided to each Named Executive Officer during 1993, 1994 and 1995 did not exceed the lesser of $50,000 or 10% of such officer's salary plus annual bonus.

(2) The amounts in this column include (i) premiums paid by the Company on behalf of its executive officers under life insurance policies providing death benefits to the designated beneficiaries of the executive officers, including premium payments of (A) $4,200 in each of 1993, 1994 and 1995 on behalf of Mr. Beilstein, (B) $1,312 in 1993 and $5,080 in 1994 on
         behalf of Mr. Grant, and (C) $2,159 in 1994 and $3,945 in 1995 on behalf of Mr. Chmar; (ii) a payment of $13,336 made by the Company to Mr. Phillips in 1994 and payments of $15,096 and $5,080 made by the Company to Mr. Phillips and Mr. Grant, respectively, in 1995 in lieu of their participation in the life insurance programs maintained by the Company for its executive officers; (iii) matching contributions made by the Company under its Employee Stock Purchase Plan totaling $3,333 in 1993 for the benefit of Mr. Grant, $5,000 and $4,582 in 1994 for the benefit of Messrs. Grant and Chmar, respectively, and $2,083 in 1995 for the benefit of Mr. Grant; (iv) matching contributions of $2,310 made by the Company in each of 1994 and 1995 for the benefit of Mr. Grant under a 401(K) savings plan sponsored by a subsidiary of the Company; and (v) a relocation allowance of $40,000 provided by the Company to Mr. Grant in 1993. Under the Company's group universal life insurance program, each of the Company's executive officers is entitled to own $500,000 of universal life insurance on which the Company pays the premiums. In addition to the universal life insurance program, the Company also made premium payments for term life insurance policies of (i) $190 in 1993, $235 in 1994 and $280 in 1995 on behalf of Mr. Beilstein; (ii) $233 in 1994 and $284 in 1995 on behalf of Mr. Grant; and (iii) $125 in 1994 and $150 in 1995 on behalf of Mr. Chmar.

(3) The amounts shown for 1994 reflect less than a full year of compensation for Messrs. Phillips and Chmar, both of whom were employed by the Company on April 19, 1994.

(4) Mr. Beilstein served as Senior Vice President, Treasurer and Chief Financial Officer of the Company from May 31, 1991 until November 1, 1995. Following November 1, 1995, Mr. Beilstein remained as an employee of the Company until January 21, 1996. The amounts shown in the table for 1995 reflect all compensation paid to or accrued for Mr. Beilstein during 1995. Mr. Beilstein served as a consultant to the Company from January 22, 1996 through March 3, 1996 pursuant to the terms of a Post-Employment Consulting Agreement between the Company and Mr. Beilstein. See "-Certain Agreements Regarding Employment-Post-Employment Consulting Agreements with Walter M. Grant and Frederick B. Beilstein."

(5) Mr. Grant served as Senior Vice President, General Counsel and Secretary of the Company from July 6, 1993 until the consummation of the mergers of the Company, Orion, MITI and MCEG Sterling Incorporated, which were consummated on November 1, 1995 (the "November 1 Mergers"). Following November 1, 1995, Mr. Grant has remained as an employee of the Company in order to assist in transition activities relating to the November 1 Mergers. The amounts shown in the table for 1995 reflect all compensation paid to or accrued for Mr. Grant during 1995. It is contemplated that Mr Grant will remain as an employee of the Company until June 15, 1996, after which he will serve as a consultant to the Company pursuant to the terms of a Post-Employment Consulting Agreement between the Company and Mr. Grant. See "-Certain Agreements Regarding Employment-Post-Employment Consulting Agreements with Walter M. Grant and Frederick B. Beilstein."

(6) The amounts shown for 1993 reflect less than a full year of compensation for Mr. Grant, who was employed by the Company on July 6, 1993.


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

 The Company did not grant any stock options or limited stock appreciation rights ("SARs") to any of the Named Executive Officers during the fiscal year ended December 31, 1995. The following table sets forth information concerning the exercise of options or SARs by the Named Executive Officers during the last fiscal year and the number of unexercised options and SARs held by such officers as of the end of the 1995 fiscal year.

                                              FY End Value-$14.00


      AGGREGATED OPTION AND SAR EXERCISES IN 1995 AND FISCAL
                  YEAR-END OPTION AND SAR VALUES


                                                        NUMBER OF SECURITIES
                                                       UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN
                                   VALUE REALIZED      OPTIONS/SARS AT FISCAL    THE MONEY OPTIONS/SARS AT
                    SHARES        ($)(MARKET PRICE            YEAR END(#)           FISCAL YEAR END($)
                  ACQUIRED ON     AT EXERCISE LESS     -----------------------   --------------------------
        NAME      EXERCISE(#)      EXERCISE PRICE)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE
        ----      -----------     ----------------    -----------  -------------  ----------- -------------

John D. Phillips          -0-              -0-       300,000          -0-     $2,287,500          -0-

Frederick B.           47,000         $417,000        49,825       52,275     $   33,425$272,445
Beilstien, III

Walter M. Grant        46,000         $409,430        16,500       52,500     $   88,914     $296,876

W. Tod Chmar              -0-              -0-        36,542       36,542      $ 185,938     $185,938


PENSION PLANS

 The Company maintains a qualified defined benefit pension plan and a nonqualified supplemental pension plan for the benefit of eligible participants, including certain of the Company's executive officers. The Company's nonqualified supplemental pension plan provides benefits that would otherwise be denied participants by reason of certain code limitations on qualified plan benefits and provides certain other supplemental pension benefits to certain of the Company's executive officers and highly compensated employees. On December 13, 1995, the Board of Directors of the Company amended the pension plan and the supplemental pension plan to cease benefit accruals after December 31, 1995. Accordingly, the only benefits that will be payable under these plans are those benefits that had accrued as of December 31, 1995.

 A participant's compensation covered by the Company's pension plan and supplemental pension plan is his or her average annual compensation for the five consecutive calendar plan years during the last ten years of the participant's career for which such average is the highest or, in the case of a participant who has been employed for less than five full calendar years, the period of his or her employment with the Company and its subsidiaries ("covered compensation"). A participant's covered compensation generally means the total taxable compensation required to be reported on the participant's Form W-2 for income tax purposes, except that this amount (excluding bonuses) is annualized for periods covering less than a full calendar year. Generally, a participant earns retirement benefits at the rate of 2% of his covered compensation for the first 20 years of service and 1% for each additional 20 years of service. Participants become vested in their retirement benefits after completing at least five years of servicing or attaining age 50 or upon retirement after age 62 with at least one year of service. The estimated years of service for each Named Executive Officer as of December 31, 1995 was as follows: Mr. Phillips: 1- 2/3 years; Mr. Beilstein: 4- 1/2 years; Mr. Grant - 2 1/2 Years; and Mr. Chmar: 1- 2/3 years. Based on these provisions and the number of years of service completed, the annual vested retirement benefits as of December 31, 1995 were $42,015 for Mr. Phillips and $24,189 for Mr. Grant. These benefits are based on a straight line annuity beginning at age 62. Mr. Beilstein and Mr. Chmar did not have a vested retirement benefit as of December 31, 1995, the date as of which the Company ceased benefit accruals under its pension plans. Accordingly, neither Mr. Beilstein nor Mr. Chmar is entitled to receive pension benefits under such plans upon retirement. A participant's covered compensation for purposes of the pension plan differs from compensation reported in the Summary Compensation Table (the "Table") in that (i) covered compensation includes certain taxable employee benefits not required to be reported in the Table and (ii) covered compensation includes all compensation received by the executive during the year (regardless of when it was earned), whereas the Table includes only compensation earned during the year.

COMPENSATION OF DIRECTORS

 During 1995, each director of the Company who was not employed by the Company (the "Non-Employee Directors") received a $2,000 monthly retainer plus a separate attendance fee for each meeting of the Board of Directors or committee of the Board of Directors in which such director participated. During 1995, the attendance fees were $1,200 for each meeting of the Board of Directors attended by a Non-Employee Director in person and $500 for each meeting of the Board of Directors in which a Non-Employee Director participated by conference telephone call. Members of committees of the Board of Directors are paid $500 for each meeting attended.

 Prior to December 13, 1995, Non-Employee Directors were entitled to receive options to purchase shares of the Company's Common Stock under the Company's 1991 Non-Employee Director Stock Option Plan (as amended, the "Director Plan"). Under the Director Plan, each Non-Employee Director who was a director of the Company on August 3, 1992 was granted an option to purchase 10,000 shares of the Company's Common Stock at an exercise price of $11.875, the closing price of the Common Stock on the trading day immediately preceding the date of grant. Options granted to these Non-Employee Directors became fully vested as to all 10,000 shares upon approval of certain amendments to the Director Plan at the Company's 1993 Annual Meeting of Stockholders.

 The Director Plan further provided that each person who became a Non-Employee Director of the Company after August 3, 1992 would receive an option to purchase 10,000 shares of the Company's Common Stock on the day such director is elected as a director, at an exercise price equal to the closing price of the Common Stock on the trading day preceding such director's election. Options granted to these Non-Employee Directors became fully vested and exercisable as to all 10,000 shares on March 31 in the year after the date the Non-Employee Director was elected, provided the Company had net income for the year in which the Non-Employee Director was elected or earnings equal to or better than budgeted results for such year.

 All options granted under the Director Plan had a term of ten years. The Director Plan had originally been scheduled to terminate on June 27, 2001. However, at a meeting of the Board of Directors held on December 13, 1995, the Board of Directors terminated the Director Plan. Options outstanding as of December 13, 1995 are unaffected by the termination of the Director Plan.

 In addition to establishing a stock option plan for its Non-Employee Directors, the Company implemented, during the first quarter of 1992, a group medical plan for its Non-Employee Directors (the "Non-Employee Director
Medical Plan") which provided medical coverage at group premium rates to active Non-Employee Directors electing such coverage and to any Non-Employee Director who retired from the Board of Directors after attaining age 65 and who either participated in the plan for the entire period that the individual served as a director since March 1, 1992 or participated in the plan for the three consecutive years immediately prior to the individual's retirement as a director. The medical plan paid for 100% of a Non-Employee Director's single coverage premium and between 25% and 50% of the dependent coverage premium.
At the meeting of the Board of Directors of the Company held on December 13, 1995, the Company's Board of Directors terminated the Non-Employee Director Medical Plan.

CERTAIN AGREEMENTS REGARDING EMPLOYMENT

PHILLIPS EMPLOYMENT AGREEMENT

 Mr. Phillips and the Company are parties to an employment agreement dated as of April 19, 1994, as amended on November 1, 1995 (the "Phillips Employment Agreement"), under which the Company has agreed to employ Mr. Phillips as its President and Chief Executive Officer reporting directly to the Vice Chairman of the Company. The Phillips Employment Agreement provides that
Mr. Phillips will be entitled to receive a base salary at an annual rate of $625,000 per year. Mr. Phillips also is entitled to participate in the Company's Senior Officer Bonus Plan and to receive other benefits provided by the Company to its senior corporate officers. Both the Company and Mr. Phillips have the right to terminate the Phillips Employment Agreement at any time. If the Company terminates the Phillips Employment Agreement without cause (as defined in the Phillips Employment Agreement) or by request for resignation by the Chairman of Vice Chairman of the Company or if Mr. Phillips terminates the Phillips Employment Agreement for good reason (as defined in the Phillips Employment Agreement), the Company will be required to continue to pay Mr. Phillips' base salary and other benefits and to provide Mr. Phillips with an office and a secretary designated by the Company for one year following such termination. If the Company terminates the Phillips Employment Agreement with cause or if Mr. Phillips terminates the Phillips Employment Agreement, Mr. Phillips will be entitled to receive his base salary and other benefits only through the date of termination.

 In connection with his employment, Mr. Phillips also received from the Company an option (the "Phillips Option") to purchase 300,000 shares of Common Stock at a price of $6.375 per share. The Phillips Option may be exercised at any time until the Phillips Option terminates on April 18, 2001. Mr. Phillips has the right to transfer the Phillips Option in whole or in part at any time. The Company has entered into a Registration Rights Agreement with Mr. Phillips pursuant to which the Company has agreed to register with the Commission any shares purchased upon the exercise of the Option.

POST-EMPLOYMENT AGREEMENTS WITH WALTER M.GRANT AND FREDERICK B. BEILSTEIN

 The Company has entered into Post-Employment Consulting Agreements (the "Post-Employment Agreements") with two former officers, Frederick B. Beilstein, III, former Senior Vice President and Chief Financial Officer, and Walter M. Grant, former Senior Vice President and General Counsel. The Post-Employment Agreements provide that if an executive's employment with the Company is terminated by the Company (other than for cause) or if the executive's employment is terminated by the executive for "good reason," then the Company will retain the executive as a consultant for a period of two years following the date of termination of his employment. An executive may terminate his employment for "good reason" in the event of (i) a reduction in his base salary or benefits other than an across-the-board reduction involving similarly situated employees; (ii) the relocation of his full-time office to a location greater than 50 miles from the Company's current corporate office; or (iii) a reduction in his corporate title. The Post-Employment Agreements provide that the Company, in exchange for the executive's post-employment consulting services, will pay a monthly consulting fee to the executive in an amount equal to the executive's monthly base salary at the time of the termination of his employment. The Post-Employment

Agreements also provide for the continuation of certain medical and other employee benefits during the two-year consulting period. In connection with its approval of the November 1 Mergers, the Board of Directors of the Company agreed that Mr. Beilstein and Mr. Grant would each be permitted to terminate his employment with the Company and receive the payments and other benefits due under his Post-Employment Agreement if he did not wish to remain with the Company following the consummation of the November 1 Mergers.

 The Company's Board of Directors has agreed that Mr. Grant can terminate his employment with the Company at any time on or before June 15, 1996 and thereafter receive the payments and other benefits due under his Post-Employment Agreement. The maximum amount payable to Mr. Grant under his Post-Employment Agreement (including the Company's share of the medical and other benefits to which Mr. Grant will be entitled) is $485,851. This amount, however, will be reduced in the event that Mr. Grant has "earned income" (as defined in his Post-Employment Agreement) during his two year consulting period. The minimum amount payable to Mr. Grant under his Post-Employment Agreement is $237,500.

 Mr. Beilstein's employment with the Company was terminated on January 21, 1996, and his consulting period under his Post-Employment Agreement began on that date. Mr. Beilstein's Post-Employment Agreement was terminated on March 3, 1996 when Mr. Beilstein accepted employment with another company. The amount paid by the Company to Mr. Beilstein to satisfy the Company's obligation to Mr. Beilstein under his Post-Employment Agreement totaled $291,263.44.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

 Prior to September 15, 1995, the Compensation Committee consisted of John E. Aderhold, John P. Imlay, Jr., J.M. Darden, III and Richard Nevins. On September 15, 1995, Clark A. Johnson replaced J.M. Darden, III. After October 1995, the Compensation Committee consisted of John P. Imlay, Jr., Clark A. Johnson and Carl E. Sanders.

 Mr. Sanders is Chairman of Troutman Sanders, a law firm which provided legal services to the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

 The following table sets forth, as of April 22, 1996, certain information regarding each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known (based solely upon filings with the Commission prior to such date pursuant to Sections 13(d) or 13(g) of the Exchange Act) to own beneficially (as such term is defined in Rule 13d-3 under the Exchange Act) more than 5% of the outstanding Common Stock. In accordance with the rules promulgated by the Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including, but not limited to, shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.


                                                                                PERCENTAGE OF
                                                NUMBER OF SHARES OF COMMON   OUTSTANDING COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER            STOCK BENEFICIALLY OWNED(1)         STOCK
- ------------------------------------            ---------------------------  ------------------

John W. Kluge, Stuart Subotnick and
  Metromedia Company                             15,252,128(2)                 35.8%
  One Meadowlands Plaza
  E. Rutherford, NJ  07073

Mellon Bank Corporation, Mellon Bank, N.A.,
  Franklin Portfolio Associates Trust, Mellon
  Capital Management Corporation and The
  Dreyfus Corporation                             2,130,000(3)                  5.22%
  c/o Mellon Bank Corporation
  One Mellon Bank Center
  Pittsburgh, PA  15258

___________
(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Metromedia Company, a Delaware general partnership, ("Metromedia Company") is owned and controlled by John W. Kluge and Stuart
       Subotnick, each of whom is a director of the Company. The amount set forth in the table above includes 2,605,448 and 231,225 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge and by Mr. Subotnick, respectively; the balance is owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company and Met Telcell,
       Inc. ("Met Telcell"), a corporation owned and controlled by Messrs. Kluge and Subotnick.

(3) Based on Schedule 13G dated January 22, 1996 in which Mellon Bank Corporation reported that its subsidiaries, Mellon Bank, N.A., Franklin Portfolio Associates Trust, Mellon Capital Management Corporation and The Dreyfus Corporation, had sole voting power with respect to 2,130,000 shares of Common Stock and sole dispositive power with respect to 241,000 shares of Common Stock.

SECURITIES BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

 The following table sets forth beneficial ownership of Common Stock as of April 22, 1996 with respect to (i) each director of the Company, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers of the Company as a group.


                                                NUMBER OF SHARES OF COMMON       PERCENTAGE
                                                    STOCK BENEFICIALLY            OF COMMON
NAME OF BENEFICIAL OWNER                               OWNED(1)(10)                 STOCK
- ------------------------                        --------------------------       ----------

Frederick B. Beilstein, III                                  -                        *
W. Tod Chmar                                            735,542(2)(6)(7)            1.7%
Walter M. Grant                                          45,832(2)(6)                 *
John P. Imlay, Jr.                                        10,000                      *
Clark A. Johnson                                         18,000(2)                    *
John W. Kluge                                          15,020,903(3)                35.2%
Silvia Kessel                                              3,085                      *
John D. Phillips                                       1,000,000(4)                 2.3%
Carl E. Sanders                                           22,097(2)(8)                *
Richard J. Sherwin                                      912,605(11)                 2.1%
Stuart Subotnick                                       12,646,680(5)                29.7%
Arnold L. Wadler                                          15,416                      *
Leonard White                                                -                        *
All Directors and Executive Officers as a
group (13 persons)                                     17,289,605(9)                39.5%
                                                       -------------                -----

__________

 * Holdings do not exceed one percent of the total outstanding shares of Common Stock.

(1) Unless otherwise indicated by footnote,the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Includes shares subject to purchase within the next 60 days under the Company's 1989 Stock Option Plan and under the Company's 1991 Non-Employee Director Stock Option Plan.

(3) Represents 12,415,455 shares beneficially owned through Metromedia Company and Met Telcell and 2,605,448 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge.

(4) Includes 1,000 shares owned by Mr. Phillips directly, 699,000 shares owned by Renaissance Partners, a Georgia general partnership in which Mr. Phillips is a general partner, and 300,000 shares subject to purchase by Mr. Phillips within the next 60 days pursuant to the exercise of a stock option. Mr. Phillips disclaims beneficial ownership of the shares owned by Renaissance Partners except to the extent of his interest in Renaissance Partners.

(5) Represents 12,415,455 shares beneficially owned through Metromedia Company and Met Telcell and 231,225 shares owned directly by Mr. Subotnick.

(6) Includes shares allocated to the Named Executive Officer's account under the Employees Stock Purchase Plan as of the date hereof.

(7) Includes 699,000 shares owned by Renaissance Partners, a Georgia general partnership in which a corporation owned by Mr. Chmar serves as general partner. Mr. Chmar disclaims beneficial ownership of the shares owned by Renaissance Partners except to extent of his interest in Renaissance Partners.

(8) Includes 600 shares subject to purchase by Mr. Sanders within the next 60 days pursuant to the conversion of the $25,000 face amount (less than 1%) of the Company's 6 1/2 % Convertible Subordinated Debentures due 2002 beneficially owned by Mr. Sanders, which are convertible into Common Stock at a conversion price of $41 5/8 per share.

(9) The number of shares shown for directors and executive officers as a group includes an aggregate of 1,103,884 shares which are subject to purchase within 60 days of the date hereof pursuant to stock options and other convertible securities.

(10) Does not include options issued under the Metromedia International Group, Inc. 1996 Incentive Stock Plan as such options are not presently exercisable and will not become exercisable within 60 days of the date hereof.

(11) Includes options to purchase 601,892 shares of Common Stock exercisable within 60 days of the date hereof.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH METROMEDIA COMPANY

 The Company is a party to a number of agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

HISTORICAL RELATIONSHIP

 As described above, Metromedia Company and its affiliates are collectively the largest single stockholder of the Company and currently own approximately 35.8% of the issued and outstanding shares of Common Stock. Prior to the November 1 Mergers, Metromedia Company and its affiliates were the principal stockholders of Orion and MITI, two of the parties to the November 1 Mergers.

 In addition, prior to the November 1 Mergers, Orion, MITI and Sterling were party to a number of material contracts and other arrangements with Metromedia Company and certain affiliates of Metromedia Company pursuant to which Metromedia Company and certain of its affiliates made loans or provided financing to, or paid obligations on behalf of, each of Orion, MITI and Sterling (collectively, the "Metromedia Obligations"). A condition to the consummation of the November 1 Mergers was that the Metromedia
Obligations be refinanced, repaid or converted into equity of the Company in the manner provided in the agreements relating to the November 1 Mergers.

 A portion of the Metromedia Obligations ($20,400,000 owed by Orion, $34,076,000 owed by MITI and $524,000 owed by Sterling) was financed by Metromedia Company through borrowings under a $55 million credit agreement between the Company (then known as "The Actava Group Inc.") and Metromedia Company (the "Actava-Metromedia Credit Agreement").
On November 1, 1995, Orion, MITI and Sterling each repaid such amounts to Metromedia Company and Metromedia Company repaid the amounts owed by it to the Company under the Actava-Metromedia Credit Agreement
($55 million). Because on November 1, 1995, Orion, Sterling and MITI had been merged with the Company, there was no net addition to the assets of the Company as a result of these transactions.

 In addition, prior to the November 1 Mergers, Metromedia Company and John W. Kluge, the Chairman and Chief Executive Officer of Metromedia Company, had guaranteed (the "Orion Guarantee") certain amounts owed by Orion under its then existing credit facility and certain amounts owed to Sony Pictures Entertainment Corp. ("Sony") by Orion. Metromedia Company and Mr. Kluge were majority stockholders of Orion and issued guarantees in 1991 as part of Orion's reorganization plan. As consideration for the guarantees and the contribution to Orion by Metromedia Company and Mr. Kluge of $15 million in cash and certain rights in a film, Metromedia and Mr. Kluge received a total of 10,020,000 shares of Orion common stock. Pursuant to the Orion Guarantee, Metromedia Company made payments on behalf of Orion to the banks and to Sony in the amount of $59,592,446 during 1994 and 1995. Under a Reimbursement Agreement between Orion and Metromedia Company, Orion was required to reimburse Metromedia Company in full for all payments made pursuant to the Orion Guarantee by Metromedia Company on Orion's behalf. Accordingly, at the effective time of the November 1 Mergers, Orion repaid Metromedia Company $63,296,514 pursuant to the Reimbursement Agreement. Of the payments made by Metromedia Company on behalf of Orion and repaid by Orion to Metromedia Company pursuant to the Reimbursement Agreement, $20,400,000 was financed by borrowings by Metromedia Company under the Actava-Metromedia Credit
Agreement described above.

 Prior to the November 1 Mergers, Metromedia Company, through an affiliate, provided Orion and its affiliates with non-recourse financing (which was not financed by Metromedia Company pursuant to the Actava-Metromedia Credit Agreement) to acquire certain theatrical and home video product (the "MetProductions Indebtedness"). Pursuant to a Contribution Agreement entered into in connection with the November 1 Mergers, all of the MetProductions Indebtedness ($10,426,552 at November 1, 1995, including accrued interest) was converted into 993,005 shares of Common Stock at the effective time of the November 1 Mergers. In addition, Metromedia Company, through its affiliates, provided MITI and its affiliates with certain loans (which were not financed by Metromedia Company pursuant to the Actava-Metromedia Credit Agreement) to fund MITI's operations and repay certain of its indebtedness (the "MITI Indebtedness"). Pursuant to the Contribution Agreement, all of the MITI Indebtedness ($26,641,744 at November 1, 1995, including accrued interest) was converted into 2,537,309 shares of Common Stock at the effective time of the November 1 Mergers.

ONGOING RELATIONSHIP WITH THE COMPANY

 ORION CREDIT FACILITY. On November 1, 1995, Orion entered into a Credit Agreement with Chemical Bank ("Chemical") under which Chemical agreed to provide Orion with a five-year secured credit facility in an aggregate amount of $185 million, consisting of a term loan of $135 million and a revolving credit loan of $50 million to finance Orion's development, production, acquisition and worldwide distribution and exploitation of motion pictures, video product and made-for-television product. In order to induce Chemical to provide the revolving credit facility, John W. Kluge and Metromedia Company agreed to guarantee the due and punctual payment of all funds due under the revolving credit loan portion of such credit facility, including all related costs and attorneys' fees. As of December 31, 1995, the amount owed by Orion under its revolving credit facility was $12 million, plus $9 million reserved for outstanding letters of credit.

 In addition, Metromedia Company guaranteed the payment by Orion to Chemical of certain fees payable in connection with the execution of the commitment letter with Chemical for Orion's Credit Facility. All such fees were paid by Orion on January 2, 1996. Furthermore, Metromedia Company guaranteed the payment of certain third party accounts receivable owed to Orion so that the entire face amount of such accounts could be included in the borrowing base for Orion's credit facility. Neither Mr. Kluge nor Metromedia Company received any consideration for guaranteeing Orion's obligations under this credit facility. Their guarantees were, however, a condition to Chemical's agreeing to provide the revolving credit facility.

 MIG CREDIT FACILITY. Mr. Kluge has guaranteed the payment by MIG of the difference between the amount outstanding under MIG's existing revolving credit facility (which fluctuates from time to time) and the maximum available amount permitted to be outstanding under such credit facility, which is based on a percentage of the market value of the shares of Roadmaster held by MIG.

 MITI BRIDGE LOAN AGREEMENT. Metromedia Company has made available to MITI up to $15 million of revolving credit in order to satisfy its commitments and working capital requirements pursuant to a Bridge Loan Agreement dated as of February 29, 1996 (the "MITI Bridge Loan"). MITI may use the proceeds of loans under such agreement for general corporate and working capital purposes. As of March 1, 1996, MITI had not borrowed any monies under the MITI Bridge Loan.

 MANAGEMENT AGREEMENT. The Company is a party to a management agreement with Metromedia Company dated November 1, 1995 (the "Management Agreement"), pursuant to which Metromedia Company provides the Company with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. The Management Agreement terminates on October 31, 1996, and is automatically renewed for successive one year terms unless either party terminates upon 60 days prior written notice. The management fee under the Management Agreement is $1.5 million per year, payable monthly at a rate of $125,000 per month. The Company is also obligated to reimburse Metromedia Company all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the Management Agreement. Pursuant to the Management Agreement, the Company has agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the Management Agreement. In fiscal 1995, Metromedia Company received no money for its out-of-pocket costs and expenses or interest on advances extended by it to the Company pursuant to the Management
Agreement.

 TRADEMARK LICENSE AGREEMENT. The Company is a party to a license agreement with Metromedia Company (the "Metromedia License Agreement"), pursuant to which Metromedia Company has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and with respect to MITI, worldwide, royalty-free for a term of 10 years. The Metromedia
License Agreement can be terminated by Metromedia Company upon one month's prior written notice in the event that (i) Metromedia Company or its affiliates own less than 20% of the Common Stock; (ii) a Change in Control of the Company (as defined below) occurs; or (iii) any of the stock or all or substantially all of the assets of any of the subsidiaries of the Company are sold or transferred, in which case, the Metromedia
License Agreement shall terminate with respect to such subsidiary. A Change in Control of the Company is defined as (a) a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Exchange Act) not in existence at the time of the execution of the Metromedia License Agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of stock of the Company; (b) a change in the composition of the Company's Board of Directors whereby a majority of the members thereof are not directors serving on the board at the time of the Metromedia License Agreement or any person succeeding such director who was recommended or elected by such directors;
(c) a reorganization, merger or consolidation whereby following consummation thereof, Metromedia Company would hold less than 20% of the combined voting power of all classes of the Company's stock; (d) a sale or other disposition of all or substantially all of the assets of the Company; or (e) any transaction the result of which would be that the Common Stock would not be required to be registered under the Exchange Act and the holders of Common Stock would not receive common stock of the survivor to the transaction which is required to be registered under the Exchange Act.

 In addition, Metromedia Company has reserved the right to terminate the Metromedia License Agreement in its entirety immediately upon written notice to the Company if, in Metromedia Company's sole judgment, the Company's continued use of "Metromedia" as a trade name would jeopardize or be detrimental to the good will and reputation of Metromedia Company.

 Pursuant to the License Agreement, the Company has agreed to indemnify and hold harmless Metromedia Company against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the Metromedia License Agreement.

 The Company believes that the terms of each of the transactions described above were no less favorable to the Company then could have been obtained from non-affiliated parties.

 IMAGE OUTPUT AGREEMENT. Mr. Kluge beneficially owns more than 10% of the common stock of Image Investors Co., a Delaware corporation. Image Investors owns approximately 40% of the common stock of Image Entertainment, Inc. ("Image"). OHEC was a party to an output license agreement with Image which terminated on December 31, 1992 pursuant to which OHEC granted to Image the rights to manufacture, market and sell on laserdiscs for private in-home use certain feature length programs released by Orion on videocassette for a period of three years from the date of first release by Image on laserdisc in consideration of a royalty payment payable with respect to each program. For the year ended December 31, 1995, Image paid to Orion approximately $719,310 under the agreement. Orion, OHEC and Image have recently entered into a new output agreement.

 WORLDCOM. Orion is a customer of WorldCom, Inc. (formerly known as LDDS Metromedia Communications ("WorldCom")), which provides lon g distance telephone services to Orion. Mr. Kluge, the Chairman of the Company, is Chairman of the Board of WorldCom; Mr. Subotnick, the Vice Chairman of the Board of the Company, is a Director of WorldCom; and Silvia Kessel, a Senior Vice President and Director of the Company serves on WorldCom's Board of Directors. For the fiscal year ended December 31, 1995, Orion paid $164,583 to WorldCom.

 MISCELLANEOUS. Orion reimbursed Metromedia Company $95,000 for the services of Silvia Kessel during 1995, a Senior Vice President of Metromedia Company who also serves as Executive Vice President of Orion.

 Mr. Phillips is the sole stockholder of JDP Aircraft II, Inc., a Georgia corporation ("JDP Aircraft"). On October 21, 1994, the Company and JDP Aircraft entered into a lease agreement under which JDP Aircraft provides the Company with the use of a Citation Jet owned by JDP Aircraft. The lease agreement can be terminated by either party by giving 30 days' notice to the other party. The Company paid $298,367 to JDP Aircraft under the lease agreement for services provided during 1995.

 On April 19, 1994, Mr. Phillips was elected President and Chief Executive Officer of the Company. He was elected to the Board of Directors of the Company on the same date. At the same time, Renaissance Partners, an investment partnership in which Mr. Phillips serves as a general partner, purchased 700,000 shares of Common Stock from the Company for $4,462,500, representing a price of $6.375 per share. This price represents the last sale price of the Common Stock on the New York Stock Exchange (on which the Common Stock was traded prior to the November 1 Mergers) on April 11, 1994, the date before the Company announced that it had received an investment proposal from Mr. Phillips. The Company has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which the Company agreed to register with the Commission the 700,000 shares of Common Stock purchased by Renaissance Partners. Such shares were registered with the Commission in November
1995.

                          SIGNATURE

 Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned, thereunto duly authorized.


                                    METROMEDIA INTERNATIONAL GROUP, INC.



                                    By:   /S/ SILVIA KESSEL
                                       ---------------------------
                                          Silvia Kessel
                                          Senior Vice
                                          President, Chief Financial Officer
                                          and Treasurer



Date:  April 29, 1996