Form 10-Q
period 1996-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-05-08
CIK 39547

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15 (D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996

                                       OR

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _____________ to _____________

                          Commission File Number 1-5706


                     METROMEDIA INTERNATIONAL GROUP, INC.
             (Exact name of registrant, as specified in its charter)


               DELAWARE                                  58-0971455
            (State or other                               (I.R.S.
            jurisdiction of                               Employer
           incorporation or                            Identification
             organization)                                  No.)


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

                         Part I  - Financial Information

                                                                      Page
                                                                      ----

   Item 1. Financial Statements (unaudited)

           Consolidated Condensed Statements of Operations               2
           Consolidated Condensed Balance Sheets                         3
           Consolidated Condensed Statements of Cash Flows               4
           Consolidated Condensed Statement of Common Stock,
             Paid-in Surplus and Accumulated Deficit                     5
           Notes to Consolidated Condensed Financial Statements          6

   Item 2. Management's Discussion and Analysis of Financial            18
           Condition and Results of Operations


                           Part II - Other Information

   Item 1. Legal Proceedings                                            33

   Item 6. Exhibits and Reports on Form 8-K                             34

   Signatures                                                           36

                      METROMEDIA INTERNATIONAL GROUP, INC.
                 Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                Three Months Ended
                                                ------------------

                                            March 31,       March 31,
                                              1996            1995
                                          -----------     -----------

 Revenues                                  $   30,808        $   37,678
 Costs and expenses:

  Cost of rentals and operating expenses       25,089            36,868

  Selling, general and administrative          14,066            10,974

  Depreciation and amortization                 1,723               528
                                          -----------       -----------
 Operating loss                               (10,070)          (10,692)

 Interest expense, including amortization
 of
  debt discount of $1,259 at March 31,          8,279             8,936
  1996
  and $4,334 at March 31, 1995

 Interest income                                1,245               817
                                          -----------       -----------

  Interest expense, net                         7,034             8,119
 Chapter 11 reorganization items                   54               767
                                          ------------      -----------


 Loss before provision for income taxes       (17,158)          (19,578)
 and
  equity in losses of joint ventures

 Provision for income taxes                       200               200

 Equity in losses of Joint Ventures             1,783               588
                                          -----------      ------------
 Net loss                                   $ (19,141)      $  (20,366)
                                          ===========      ============

 Loss per common share:
  Primary:
  Net loss                                  $   (0.45)      $    (0.97)
                                          ============     ============


    See accompanying notes to the consolidated condensed financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)

                                    March 31,   December 31,
                                      1996         1995
                                  -----------   -----------
                                  (unaudited)
ASSETS:
Current Assets:
  Cash and cash equivalents                 $    12,656     $    26,889
  Short-term investments                          4,524           5,366
  Accounts receivable, net of allowance
    of $11,926 at March 31, 1996 and
    $11,913 at December 31, 1995                 26,991          29,452
  Film inventories                               56,892          59,430
  Other assets                                    4,975           6,314
                                               --------       ---------
  Total current assets                          106,038         127,451

Investments in and advances to joint ventures    37,095          36,934
Assets held for sale - Roadmaster Industries,
 Inc.                                            47,455          47,455
Asset held for sale - Snapper, Inc.              73,800          79,200
Property, plant and equipment, net of
  accumulated depreciation                        9,181           6,021
Film inventories                                126,396         137,233
Long-term film accounts receivable               30,023          31,308
Intangible assets, net of accumulated
  amortization                                  118,818         119,485
Other assets                                     18,327          14,551
                                              ---------        --------
  Total assets                               $  567,133        $599,638
                                              =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable
                                             $    3,957         $ 4,695
  Accrued expenses                               93,344          96,696
  Participations and residuals                   19,494          19,143
  Current portion of long-term debt              55,327          40,597
  Deferred revenues
                                                 11,937          15,097
                                            -----------         -------
  Total current liabilities                     184,059         176,228

Long-term debt                                  249,605         264,046
Participations and residuals                     27,753          28,465
Deferred revenues                                40,839          47,249
Other long-term liabilities                         525             395
                                            -----------         -------
  Total liabilities                             502,781         516,383
                                            -----------         -------

Commitments and contingencies

Shareholders' equity:
  Preferred Stock, authorized 70,000,000 shares,
    none issued                                  -                  -
  Common Stock, $1.00 par value, authorized 110,000,000
    Shares, issued and outstanding 42,635,488 shares at
    March 31, 1996 and 42,613,738 shares at
    December 31, 1995                            42,635          42,614
  Paid-in surplus                               728,964         728,747
  Accumulated deficit                          (707,247)       (688,106)
                                             ----------       ---------
  Total stockholders' equity                     64,352          83,255
                                             ----------       ---------
  Total liabilities and stockholders' equity $  567,133       $ 599,638
                                             ==========       =========

    See accompanying notes to the consolidated condensed financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
                 Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                              March 31,       March 31,
                                               1996            1995
                                            -----------    --------------
Operating activities:
  Net loss                                  $  (19,141)    $  (20,366)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating
    activities:
    Equity in losses of joint ventures and
      investees                                  1,783            588
    Amortization of film costs                  14,953         25,211
    Amortization of debt discounts and bank
      guarantee                                  1,259          4,334
    Depreciation and amortization                1,723            528

    Decrease in accounts receivable              3,688         10,084
    Decrease in accounts payable and accrued
      expenses                                    (889)        (1,202)
    Payments of deferred financing costs        (3,200)             -
    Accrual of participations and residuals      4,316          5,342
    Payments of participations and residuals    (4,677)        (6,185)
    Decrease in deferred revenues               (9,570)        (6,476)
    Other operating activities, net                192            (79)
                                            -----------   ------------

      Cash provided by (used in) operations     (9,563)        11,779
                                             ----------     ----------

Investing activities:
  Investments in and advances to Joint
    Ventures                                    (2,542)        (4,299)
  Proceeds from repayment of advances to
    Snapper                                      5,400              -
  Investment in film inventories                (1,578)          (781)
  Additions to property, plant and equipment    (3,616)          (383)
  Other investing activities, net               (3,068)           482
                                             ----------   ------------

    Cash used in investing activities           (5,404)        (4,981)
                                             ----------     ----------

Financing Activities:
  Proceeds from issuance of long-term debt      11,800         12,477
  Proceeds from issuance of stock                  238              -
  Payments on notes and subordinated debt      (12,288)       (18,141)
  Other financing activities, net                  142            194
                                           ------------   ------------

    Cash used in financing activities             (108)        (5,470)
                                            -----------     ----------

Net increase (decrease) in cash in cash
  equivalents                                  (15,075)         1,328
Effect of Change in Fiscal Year                      -        (13,583)
Cash and cash equivalents at beginning of
  period                                        32,255         27,422
                                             ----------     ----------
Cash and cash equivalents at end of period $    17,180    $    15,167
                                             ==========     ==========

    See accompanying notes to the consolidated condensed financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
               Consolidated Condensed Statement of Common Stock,
                     Paid-in Surplus and Accumulated Deficit
                      (in thousands, except share amounts)
                                   (unaudited)

                                      Three Months Ended March 31, 1996
                               ---------------------------------------------
                                  Common Stock
                               --------------------
                               Number of              Paid-in   Accumulated
                                 Shares      Amount   Surplus     Deficit      Total
                               ----------   -------   -------   ------------  --------
Balances, December 31, 1995    42,613,738  $ 42,614 $ 728,747   $ (688,106)   $ 83,255


Shares issued                      21,750        21       217                      238

Net Loss                                                           (19,141)    (19,141)
                               ----------   -------   -------   ------------  --------
Balances, March 31, 1996       42,635,488  $ 42,635 $ 728,964   $ (707,247)   $ 64,352
                               ==========   =======   =======   ============  ========

See accompanying notes to the consolidated condensed financial statements

METROMEDIA INTERNATIONAL GROUP, INC.
Notes to Consolidated Condensed
Financial Statements

1.  Basis of Presentation

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MIG" or the "Company") and its wholly-owned subsidiaries, Orion Pictures Corporation ("Orion") and Metromedia International Telecommunications, Inc. ("MITI"). Snapper, Inc. ("Snapper"), also a wholly-owned subsidiary, is included in the accompanying consolidated condensed financial statements as an asset held for sale. All significant intercompany transactions and accounts have been eliminated.

Investments in other companies and Joint Ventures ("Joint Ventures") which are not majority owned, or in which the Company does not have control but exercises significant influence are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures on a three month lag.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1995 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, the results of its operations for the three-month periods ended March 31, 1996 and 1995, and its cash flows for the three-month periods ended March 31, 1996 and 1995 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.



2.  Liquidity


The Company is a holding company and, accordingly, does not generate cash flows. Orion, the Company's filmed entertainment subsidiary, is restricted under covenants contained in the Orion Credit Agreement from making dividend payments or advances to the Company. MITI, the Company's communications subsidiary, is dependent on the Company for significant capital infusions to fund its operations, as well as its commitments to make capital contributions and loans to its Joint Ventures. The Company anticipates that MITI's funding requirements for 1996 will be approximately $40.0 million based in part on the anticipated funding needs of the Joint Ventures. Future capital requirements of MITI will depend on the ability of MITI's Joint Ventures to generate positive cash flows.

The Company is obligated to make principal and interest payments under its own various debt agreements, in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self-insurance claims.

In the short term, the Company intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. During December 1995, the Company adopted a formal plan to dispose of Snapper. At March 31, 1996, the carrying value of Snapper of $73.8 million represents the Company's estimated proceeds from the sale of Snapper and the repayment of intercompany loans, through the anticipated date of sale. Management believes that Snapper will be disposed of by November 1996. In addition, the Company anticipates disposing of its investment in Roadmaster Industries, Inc. ("Roadmaster") during 1996. The carrying value of the Company's investment in Roadmaster at March 31, 1996 was $47.5 million.

Management believes that its available cash on hand, proceeds from the dispositions of Snapper and its investment in Roadmaster, borrowings under the MITI Bridge Loan (as defined below) and collections of intercompany receivables from Snapper will provide sufficient funds for the Company to meet its obligations, including MITI's funding requirements, in the short term. However, no assurances can be given that the Company will be able to dispose of such assets in a timely fashion and on favorable terms. Any delay in the sale of assets or reductions in the proceeds anticipated to be received upon this disposition of assets may result in the Company's inability to satisfy its obligations during the year ended December 31, 1996. Delays in funding the Company's MITI capital requirements may have a materially adverse impact on the results of operations of MITI's Joint Ventures.

In connection with the consummation of the Goldwyn Merger (as defined below), the Company intends to refinance the MIG Credit Facility (as defined below), the Orion Credit Agreement (as defined below), and the existing Goldwyn Debt (as defined below). The Company intends to use the proceeds of an offering of the Company's common stock and a new credit facility to be entered into by its Entertainment Group (the "New Credit Facility") to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management intends to satisfy its long-term liquidity needs through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, including the integration of The Samuel Goldwyn Company ("Goldwyn") and Motion Picture Corporation of America ("MPCA") (as discussed more fully below);
(ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses; and
(iii) Orion's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service the New Credit Facility. There can be no assurance that the Company will be successful in consummating the equity offering and entering into the New Credit Facility or that such refinancing can be accomplished on favorable terms. In the event the Company is unable successfully complete such a refinancing or successfully implement its business strategies, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through another public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

The Company believes that it will report significant operating losses for the fiscal year ended December 31, 1996. In addition, because its Communications Group (as defined below) is in the early stages of development, the Company expects this group to generate significant net losses as it continues to build out and market its services. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future.

3.  Earnings Per Share of Common Stock


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

The loss per share amount for the quarter ended March 31, 1995 has been calculated using the combined Orion and MITI common shares converted at the exchange rate used in the November 1 Mergers (See Note 4).


4.  The November 1 Mergers



On November 1, 1995, Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling"), consummated the mergers contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of September 27, 1995 among Orion, the Company, MITI and Sterling. The Merger Agreement provided for, among other things, the simultaneous mergers of each of Orion and MITI with and into the Company's recently-formed subsidiaries, OPC Merger Corp., and MITI Merger Corp., and the merger of Sterling with and into the Company (collectively, the "November 1 Mergers"). In connection with the November 1 Mergers, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc."

Due to the existence of Metromedia Holders' (as defined below) common control of Orion and MITI prior to consummation of the November 1 Mergers, their combination pursuant to the November 1 Mergers was accounted for as a combination of entities under common control. Orion was deemed to be the acquiror in the November 1 Mergers. As a result, the combination of Orion and MITI was effected utilizing historical costs for the ownership interests of the Metromedia Holders in MITI. The remaining ownership interests of MITI were accounted for in accordance with the purchase method of accounting based on the fair value of such ownership interests, as determined by the value of the shares received by the holders of such interests at the effective time of the November 1 Mergers.

For accounting purposes only, Orion and MITI were deemed to be the joint acquirors of Actava and Sterling. The acquisitions of Actava and Sterling were accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Mergers are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper, a wholly-owned subsidiary of the Company. In addition, the Company's investment in Roadmaster was deemed to be a non-strategic asset and the Company plans to dispose of its investment during 1996. (see Note 6 below).

5.  Mergers and Acquisitions


On January 31, 1996, the Company and Goldwyn entered into an Agreement and Plan of Merger (the "Goldwyn Merger Agreement") pursuant to which Goldwyn will merge with a newly-formed, wholly-owned subsidiary of the Company (the "Goldwyn Merger") and, in connection therewith, will be re-named "Goldwyn Entertainment Company."

In connection with the Goldwyn Merger, the Company, as described in Note 2 above, intends to refinance a portion of its indebtedness and that of Orion, as well as substantially all of the indebtedness of Goldwyn. The Company has also entered into a letter of intent to acquire MPCA.

On December 20, 1995, the Company and Alliance Entertainment Corp. ("Alliance") entered into an Agreement and Plan of Merger (the "Alliance Merger Agreement") pursuant to which a newly-formed, wholly-owned subsidiary of the Company was to merge with and into Alliance. On April 29, 1996, the Company and Alliance entered into a Termination and Release Agreement terminating the Alliance Merger Agreement.



6.  Assets Held for Sale



Roadmaster Industries, Inc.
- ---------------------------

As of March 31, 1996, the Company owned approximately 38% of the issued and outstanding shares of Common Stock of Roadmaster (the "Roadmaster Common Stock") based on the approximate 48,600,000 shares of Roadmaster Common Stock outstanding.

The Company has deemed its investment in Roadmaster to be a non-strategic asset and it plans to dispose of its investment in Roadmaster during 1996 and will exclude its equity in earnings and losses of Roadmaster from the Company's results of operations through the date of sale. The carrying value of the Company's investment in Roadmaster at December 31, 1995 and March 31, 1996 was approximately $47.5 million based on the anticipated proceeds from its sale.

Summarized financial information for Roadmaster is shown below (in thousands):

                                    Year Ended
                                    December 31,
                                        1995
                                        ----
         Net sales                   $ 730,875
         Gross profit                   86,607
         Net loss                      -51,004
         Current assets                406,586
         Non-current assets            170,521
         Current liabilities           232,502
         Non-current liabilities       289,081
         Redeemable common stock         2,000
         Total shareholders' equity     55,524

The Company has pledged all of its shares of Roadmaster to Chase Manhattan Bank, ("Chase") pursuant to a $35 million revolving credit agreement (the "MIG Credit Facility"). The MIG Credit Facility provides that the aggregate amount of outstanding loans under the MIG Credit Facility cannot exceed 65% of the market value of Roadmaster stock. At March 31, 1996, the market value of the stock was $38.3 million and outstanding loans under the MIG Credit Facility were $28.8 million. As a result of a market value decrease in the value of Roadmaster stock, such loans exceeded the 65% threshold. Metromedia Company, a Delaware general partnership ("Metromedia") and an affiliate of the Company, has guaranteed payment to Chase of amounts which exceed the 65% threshold.

Snapper, Inc.
- -------------

During December 1995, the Company adopted a formal plan to dispose of Snapper. At March 31, 1996 and December 31, 1995, the carrying value of Snapper was $73.8 million and $79.2 million, respectively. The carrying value of Snapper represents the Company's estimated proceeds from the sale of Snapper and the repayment of intercompany loans, through the anticipated date of sale. Management believes that Snapper will be disposed of by November 1996.

The results of Snapper for the period January 1, 1996 through March 31, 1996, which are excluded from the accompanying consolidated statement of operations, are as follows (in thousands):

                     Net Sales                  $ 62,724
                     Operating expenses           60,100
                                                 -------
                     Operating profit              2,624
                     Interest expense             (2,152)
                     Other income                      9
                                              ----------
                     Profit before taxes             481
                     Income taxes                   --
                                               ---------
                     Net profit               $      481
                                               =========

The Company received $5.4 million of cash from Snapper during the period from January 1, 1996 to March 31, 1996. Accordingly, this amount has been removed from the carrying value of Snapper as of March 31, 1996.


7.  Stock Option Plans


On January 31, 1996, the Board of Directors of the Company approved and later amended, subject to the approval of the Company's stockholders, the Metromedia International Group, Inc. 1996 Incentive Stock Plan (the "1996 Incentive Stock Plan"). The purpose of the 1996 Incentive Stock Plan is to give the Company a significant advantage in retaining key employees, officers and directors, and to provide an incentive to selected key employees, officers and directors of the Company who have substantial responsibility in the direction of the Company, and others whom the Compensation Committee of the Board of Directors determines provide substantial and important services to the Company, to continue as employees, officers and directors or in their other capacities, and to increase their efforts on behalf of the Company through the provision of a proprietary interest in the Company.

The types of awards that may be granted pursuant to the 1996 Incentive Stock Plan include (i) incentive stock options ("ISOs"), (ii) non-qualified stock options ("NQSOs" and together with ISOs, "Stock Options"), and (iii) tandem stock appreciation rights ("Tandem SARs"). ISOs are intended to be treated as incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986. NQSOs are, in general, options which do not have the special income tax advantages associated with ISOs. Tandem SARs are rights granted in conjunction with Stock Options that, upon exercise, entitle the holder to receive an amount equal to the excess of the fair market value of a share of Common Stock on the date of exercise over the exercise price of the related Stock Option, in cash or in stock, as determined by the Company.

Stock Option grants will consist of the maximum number of ISOs that may be granted to a particular grantee under applicable law with the balance of the Stock Options being NQSOs. Tandem SARs will be granted in connection with Stock Options. Subject to certain exceptions set forth in the 1996 Incentive Stock Plan, the aggregate number of shares of Common Stock that may be the subject of Stock Options and Tandem SARs is 9,000,000.


8.  Film Inventories


The following is an analysis of film inventories (in thousands):


                                      March 31,  December 31,
                                         1996         1995
                                     ----------- -------------
 Current:

 Theatrical films released, less     $  47,652   $  53,813
 amortization

 Television programs released, less      9,240       5,617
                                     ---------   ---------
 amortization

                                        56,892      59,430
                                     ---------   ---------
 Non-Current:

 Theatrical films released, less       122,642     132,870
 amortization

 Television programs released, less      3,754       4,363
                                     ---------   ---------
 amortization

                                       126,396     137,233
                                     $ 183,288   $ 196,663
                                     =========   =========


The Company has made substantial write-offs to its released and unreleased product. As a result, approximately two-thirds of the film inventories are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

Since the date of the Company's quasi-reorganization (February 28, 1982), when the Company's inventories were restated to reflect their then current market value, the Company has amortized 94% of the gross cost of its film inventories, including those produced or acquired subsequent to the quasi-reorganization. Approximately 98% of such gross film inventory costs will have been amortized by March 31, 1999. As of March 31, 1996, approximately 62% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

9.  Investments in and Advances to Joint Ventures


MITI has recorded its investments in Joint Ventures at cost, net of adjustments for its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from the prime rate to the prime rate plus 4%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. MITI has entered into credit agreements with its Joint Ventures to provide up to $47.1 million in funding of which $12.3 million remains available at March 31, 1996. MITI funding commitments are contingent on its approval of the Joint Ventures' business plans.

MITI investments in the Joint Ventures at cost net of adjustments for its equity in earnings or losses were as follows (in thousands):

                                Investments in
                                and Advances to
                                Joint Ventures
                                ----------------                    Year        Date
                             March 31,    December 31,   Ownership Venture    Operations
Name                           1996          1995           %      Formed     Commenced
- ----                       ----------- --------------- ----------  ------     ---------
Kosmos TV, Moscow, Russia    $ 2,958     $ 4,317            50       1991     May, 1992
Baltcom TV, Riga Latvia        7,244       6,983            50       1991     June, 1992
Ayety TV, Tbilisi, Georgia
                               4,096       3,630            49       1991     September, 1993

Sun TV, Kishinev, Moldova      1,665       1,613            50       1993     October, 1994
Raduga TV, Nizhny Novgorod       180         254            50       1994     Pre-Operational
Minsk Cable, Minsk, Belarus      967         918            50       1993     Pre-Operational

Kamalak, Tashkent, Uzbekistan
                               4,484       3,731            50       1992     September, 1993
Alma-TV, Almaty, Kazakhstan    1,651       1,318            50       1994     June, 1995
Baltcom Paging, Tallin,
Estonia                        2,754       2,585            39       1992     December, 1993

Raduga Paging, Nizhny
Novgorod                         387         364            45       1993     October, 1994
Baltcom Plus, Riga, Latvia     1,788       1,412            50       1994     April, 1995
Tbilisi Paging, Tbilisi,
Georgia                          748         619            45       1993     November, 1994

St. Petersburg Paging, St.
Petersburg,  Russia              744         527            40       1994     October, 1995
SAC-Radio 7, Moscow, Russia      494       1,174            51       1991     January, 1994
Telecom Georgia, Tbilisi,
Georgia                        2,534       2,078            30       1994     September, 1994

Other                          4,401       5,411
                              ------       -----

                             $37,095     $36,934
                             =======     =======

The ability of MITI and its Joint Ventures to establish profitable operations is subject to (among other things) special political, economic and social risks inherent in doing business in Eastern Europe and the former Soviet Republics and other emerging markets. These include matters arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

MITI has obtained political risk insurance policies from the Overseas Private Investment Corporation ("OPIC") for certain of its Joint Ventures. The policies cover loss of investment and losses due to business interruption caused by political violence or expropriation.

In 1995, the Russian Federation legislature proposed legislation that would limit to 35%, the interest which a foreign person is permitted to own in entities holding broadcast licenses. While such proposed legislation was not enacted, it is possible that such legislation could be reintroduced and enacted in Russia. Further, even if enacted, such law may be challenged on constitutional grounds and may be inconsistent with Russian Federation treaty obligations. In addition, it is unclear how Russian Federation regulators would interpret and apply the law to existing license holders. However, if the legislature passes a law restricting foreign ownership of broadcast license holding entities and such a law is found to be constitutional and fails to contain a grandfathering clause to protect existing companies, it could require MITI to reduce its ownership interests in its Russian Joint Ventures. It is unclear how such reductions would be effected.

The Republic of Latvia passed legislation in September, 1995 which purports to limit to 20% the interest which a foreign person is permitted to own in entities engaged in certain communications businesses such as radio, cable television and other systems of broadcasting. This legislation will require MITI to reduce to 20% its existing ownership interest in joint ventures which operate a wireless cable television system and an FM radio station in Riga, Latvia. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position and results of operations.

Summarized combined financial information of Joint Ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):


                   Combined Balance Sheets

                                   December 31,  September 30,
  Assets                              1995            1995
                                      ----            ----
Current assets                      $ 10,704        $ 6,937
Investments in wireless               33,696         31,349
systems and equipment, net

Other assets                           2,956          2,940
                                   ---------      ---------
     Total Assets                   $ 47,356       $ 41,226
                                    --------       --------

  Liabilities and Joint
Ventures' Deficit
Current liabilities                 $ 21,889       $ 10,954

Amount payable under MITI             29,859         33,699
                                   ---------      ---------
credit facility
                                      51,748         44,653


Joint Ventures' Deficit               (4,392)        (3,427)
                                   ----------     ----------
     Total Liabilities and          $ 47,356       $ 41,226
Joint Ventures' Deficit            ==========     ==========

                             Combined Statement of Operations


                                      Three Months Ended
                                      ------------------
                                   December 31,   December 31,
                                      1995             1994
                                      ----             ----

Revenues                             $ 8,995        $ 2,961
                                     -------        -------

Expenses:
Cost of service                        4,161          1,384
  Selling, general and                 4,409            986
administrative
  Depreciation and                     1,322            867
amortization
  Other                                 -               323
                                   ---------       --------
     Total Expenses                    9,892          3,560
                                   ---------       --------

     Operating Loss                     (897)          (599)
  Interest Expense                      (732)          (354)

  Other Loss                             (10)           (19)
  Foreign Currency                       846           (121)
                                    --------       ---------
Translation

     Net Loss                       $   (793)      $ (1,093)
                                    =========      =========

Financial information for Joint Ventures which are not yet operational is not included in the above summary. MITI's investment in and advances to those Joint Ventures at March 31, 1996 amounted to approximately $6.3 million.

The following tables represent summary financial information for all operating entities grouped as indicated as of and for the three months ended March 31, 1996 (in thousands):

                     Wireless                 Radio
                      Cable TV   Paging   Broadcasting   Telephony    Total
                      --------   ------   ------------   ---------    -----
Consolidated
Subsidiaries and
  Joint Ventures

Revenues             $ -      $    576        $ 2,378   $   -       $  2,954
Depreciation and       -            78             82       -            160
amortization
Operating income       -          (219)           731       -            512
(loss) before taxes
Assets                 -          2352           3234       -           5586
Capital expenditures   -            69            351       -            420

Unconsolidated
Equity Joint
Ventures

Revenues             $3,059   $  1,147        $   298    $ 4,491    $  8,995
Depreciation and       1075        100              9        138        1322
amortization
Operating income      (1465)      (149)          (224)       941        (897)
(loss) before taxes

Assets                25127       4629            259      17341       47356
Capital expenditures   1958        253              4        256        2471

Net investment in     21760       6014            494       2534       30802
Joint Ventures
MITI equity in        (1843)      (127)          (269)       456       (1783)
losses of
unconsolidated
investees

Combined

Revenues            $ 3,059   $  1,723        $ 2,676    $ 4,491    $ 11,949
Depreciation and       1075        178             91        138        1482
amortization
Operating income      (1465)      (368)           507        941        (385)
(loss) before taxes

Assets                25127       6981           3493      17341       52942
Capital expenditures   1958        322            355        256        2891

More than 90% of the Company's assets are located in, and substantially all of the Company's operations are derived from, Republics in the Commonwealth of Independent States and Eastern Europe.

On March 18, 1996, Metromedia Asia Limited ("MAL"), MITI's 90% owned subsidiary, entered into a joint venture agreement with Golden Cellular Communications, Ltd., ("GCC") a company located in the People's Republic of China ("PRC"). The purpose of the joint venture is to provide wireless local loop telephone equipment, network planning, technical support and training to domestic telephone operators throughout the PRC. The total equity contribution to be made to the venture is $8.0 million of which 60% will be contributed by MAL and 40% by GCC.



10.  Accounting Pronouncements


In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121").
SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS 121, effective January 1, 1996, did not have a material impact on the Company's consolidated condensed financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company has elected to retain the current approach set forth in APB Opinion 25 "Accounting for Stock Issued to Employees," and to provide expanded disclosures in the footnotes commencing with its 1996 Form 10-K.



11.  Contingent Liabilities



Litigation

Fuqua Industries, Inc. Shareholder Litigation
- ---------------------------------------------

Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil
                  ----------------------------------------------------
Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which formerly owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock, other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunc-tive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

In accordance with Section 145 of the General Corporation Law of the State of Delaware, pursuant to the Company's Restated Certificate of Incorporation, the Company has agreed to indemnify its officers and directors against, among other things, any and all judgments, fines, penalties, amounts paid in settlements and expenses paid or incurred by virtue of the fact that such officer or director was acting in such capacity to the extent not prohibited by law.

The Company and its subsidiaries are contingently liable with respect to various matters, including litigation in the ordinary course of business and otherwise. Some of the pleadings in the various litigation matters contain prayers for material awards. Based upon management's review of the underlying facts and circumstances and consultation with counsel, management believes such matters will not result in significant additional liabilities which would have a material adverse effect upon the consolidated condensed financial position or results of operations of the Company.

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

The Company has agreed to indemnify the purchaser of a former subsidiary of the Company for certain obligations, liabilities and costs incurred by such subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1995. As of March 31, 1996, the Company had a remaining reserve of approximately $1.3 million to cover its obligations to its former subsidiary.

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

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. The consulting firm has taken soil samples and has performed other tests on the Opelika Property. Based upon the preliminary results of these tests, the Company believes that the reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

General

In connection with the November 1 Mergers, the Company changed its name from "The Actava Group Inc." ("Actava") to "Metromedia International Group, Inc."
For accounting purposes only, Orion and MITI were deemed to be the joint acquirors of Actava and Sterling. The acquisitions of Actava and Sterling were accounted for as reverse acquisitions. As a result of the reverse acquisitions, the historical financial statements of the Company for periods prior to the November 1 Mergers are the combined financial statements of Orion and MITI, rather than Actava's.

The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper. In addition, the Company's investment in Roadmaster has been deemed to be a non-strategic asset. The Company intends to dispose of Snapper and its investment in Roadmaster during 1996. Snapper and Roadmaster are included in the consolidated financial statements of the Company as assets held for sale.

The Company, in the ordinary course of its business, evaluates new opportunities and strategies for enhancing stockholder value. As discussed above, the Company entered into a definitive agreement to acquire Goldwyn and a letter of intent to acquire MPCA. See Note 5 to the notes to the Company's Consolidated Condensed Financial Statements. The acquisition of Goldwyn will provide the Company with a valuable library of over 850 films and television titles, including numerous Hollywood classics and critically acclaimed recent films. Goldwyn also owns the leading specialized theatre circuit of 52 theatres and 140 screens. The acquisition of MPCA will enhance the Company's ability to produce and acquire new film product. Consummation of the Goldwyn Merger and the acquisition of MPCA remains subject to certain conditions, including for the Goldwyn Merger, approval of Goldwyn's stockholders, the refinancing of certain Goldwyn indebtedness, the entering into of certain ancillary agreements and other customary conditions. The acquisition of MPCA remains subject to execution of definitive documentation, the expiration or early termination of the waiting period under the Hart Scott Rodino Act and other customary conditions. The acquisitions of Goldwyn and MPCA are important steps in MIG's plan to enhance its role as a leading global entertainment, media and communications company.

The Company intends to pursue a strategy of making selective acquisitions of attractive entertainment and communications assets that complement its existing business groups. In particular, the Company is interested in expanding its library of propriety motion picture rights and in expanding the network through which it distributes various entertainment and communications products and services.

The business activities of the Company consist of two business segments:
(i) the Entertainment Group, which includes the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product (the "Entertainment Group"), and (ii) the Communications Group, which includes wireless cable television, paging services, radio broadcasting, and various types of telephony services (the "Communications Group").

The Entertainment Group

The Entertainment Group consists of Orion and, following consummation of the Goldwyn Merger and the acquisition of MPCA, Goldwyn and MPCA. Until November 1, 1995, Orion operated under the terms of its Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan") which severely limited Orion's ability to finance and produce additional theatrical motion pictures.
Therefore, Orion's primary activity prior to the November 1 Mergers was the ongoing distribution of its library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce, and acquire entertainment product in connection with the November 1 Mergers, the Entertainment Group intends to acquire and produce new theatrical product. See "Business--Entertainment Group."

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

The Communications Group

The Communications Group, through MITI and its subsidiaries, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the former Soviet Union and in certain other Eastern European countries. During 1995, the Company began to pursue opportunities to extend its communications businesses into emerging markets in the Pacific Rim.

The Joint Ventures currently offer wireless cable television, radio paging systems, radio broadcasting, trunked mobile radio services and various types of telephony services. Joint Ventures are principally entered into with governmental agencies or ministries under the existing laws of the respective countries.

The consolidated financial statements include the accounts and results of operations of MITI, its majority owned and controlled Joint Ventures, CNM Paging and Radio Juventas, and their subsidiaries. Investments in other companies and Joint Ventures which are not majority owned, or in which the Company does not have control, but exercises significant influence, have been accounted for using the equity method.

The following tables sets forth the operating results and financial condition of the Company's Entertainment Group and Communications Group for the quarters ended March 31, 1996 and 1995. Financial information summarizing the results of operations of Snapper, which is classified as an asset held for sale, is presented in Note 6 to the Notes to the Consolidated Condensed Financial Statements.

                 METROMEDIA INTERNATIONAL GROUP, INC.
                         Segment Information
               Management's Discussion & Analysis Table
                            March 31, 1996
                            (in thousands)

                                     Quarter Ended    Quarter Ended
                                     March 31,1996    March 31,1995
                                     -------------    -------------

 Revenues
   Entertainment                      $  27,641       $  36,567
   Communications                         3,164           1,111
   Other                                      3            -
                                     ----------       ---------
      Total                              30,808          37,678

 Cost of Rentals and Operating
 Expenses                               (25,102)        (36,868)
   Entertainment                             13            -
   Communications                          -               -
                                     ----------       ---------
   Other                                (25,089)        (36,868)
      Total

 Selling, General & Administrative
   Entertainment                         (4,912)         (5,372)
   Communications                        (7,400)         (5,458)
   Other                                 (1,379)           -
                                     ----------       ---------
      Total                             (13,691)        (10,830)

 Management Fees
   Entertainment                           -                -
   Communications                          (125)           (144)
   Other                                   (250)            -
                                     ----------       ---------
      Total                                (375)           (144)

 Depreciation & Amortization
   Entertainment                           (267)           (142)
   Communications                        (1,449)           (386)
   Other                                     (7)            -
                                     ----------       ---------
      Total                              (1,723)           (528)

 Operating Loss
   Entertainment                         (2,640)         (5,815)
   Communications                        (5,797)         (4,877)
   Other                                 (1,633)            -
                                     ----------       ---------
      Total                             (10,070)        (10,692)
 Interest Expense
   Entertainment                         (3,455)         (8,005)
   Communications                          -               (931)
   Other                                 (4,824)           -
                                     ----------       ---------
      Total                              (8,279)         (8,936)

 Interest Income
   Entertainment                             31             325
   Communications                         1,090             492
   Other                                    124             -
                                     ----------       ---------
      Total                               1,245             817


 Chapter 11 Losses                          (54)           (767)
 Provision for Income Taxes                (200)           (200)
 Equity in losses of Joint Ventures      (1,783)           (588)
                                     ----------       ---------

      Net Loss                       $  (19,141)    $   (20,366)
                                     ==========     ===========

MIG Consolidated -- Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

Net loss decreased to $19.1 million in the three month period ended March 31, 1996 from $20.4 million for the three months ended March 31, 1995.

The decrease in the Company's consolidated loss of $1.3 million for the three month period ended March 31, 1996 versus March 31, 1995 is primarily attributable to decreases in operating losses at the Company's Entertainment Group, offset by increases in operating losses at the Communications Group, corporate overhead and equity in net losses of Joint Ventures.

The improvement in filmed entertainment's operations was a result of writedowns of film inventory totaling approximately $5.4 million in the first quarter of 1995 compared to nominal writedowns for 1996.

The Communications Group experienced increases in selling general and administrative expenses as it continues to expand its business. Corporate overhead increased to $1.4 million in 1996 from zero in 1995 as a result of the addition of Actava's corporate headquarters after the November 1 1995 Mergers.

The Entertainment Group - Results of Operations

Three Months Ended March 31, 1996 Compared To Three Months Ended March 31, 1995

Revenues

Total revenues for the three months ended March 31, 1996 were $27.6 million, a decrease of $8.9 million or 24% from the three months ended March 31, 1995.

Theatrical revenues for the current quarter were $222,000, a decrease of $289,000 or 57% from the previous year's first quarter. While operating under the Plan, Orion's ability to produce or acquire additional theatrical product was limited. This lack of product has negatively impacted theatrical revenues and will continue to do so until Orion produces or acquires significant new product for theatrical distribution.

Domestic home video revenues for the current quarter were $5.6 million, a decrease of $3.6 million or 39% from the previous year's first quarter. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in 1995 and 1994. Orion's reduced theatrical release schedule in 1995 has had and will continue to have an adverse effect on home video annual revenues until new product is available for distribution.

Home video subdistribution revenues for the current quarter were $2.3 million, an increase of $2.2 million from the previous year's first quarter. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. The increase was primarily due to the release of the last titles under this agreement in some major territories. All 23 pictures covered by this agreement have been released theatrically. Orion's reduced theatrical schedule in 1995 has negatively impacted home video subdistribution revenues and will continue to do so in the future until Orion produces or acquires significant new product for distribution.

Pay television revenues were $7.2 million in the current quarter, a decrease of $2.6 million or 27% from the previous year's first quarter. The decrease in pay television revenues was primarily due to the availability of no titles during 1996 in the domestic pay cable market compared to two titles during 1995, which was partially offset by an increase in the number of titles that became available under the British Sky Broadcasting, Ltd. pay cable agreement in the U.K. Orion's reduced theatrical release schedule in 1995 will continue to have an adverse effect on future pay television revenues.

Free television revenues for the current quarter were $12.3 million, a decrease of $4.6 million or 27% from the previous year's first quarter. In both the domestic and international marketplaces, Orion derives significant revenue from the licensing of free television rights. Orion's reduced theatrical release schedule while operating under the Plan has had and will continue to have an adverse effect on free television revenues.


Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $500,000 to $4.9 million during the first quarter of 1996 from $5.4 million during the first quarter of 1995. The decrease resulted from reductions in insurance costs and outside computer consulting costs.

Operating Loss

Operating loss decreased by $3.2 million in the current quarter to ($2.6) million from an operating loss of ($5.8) million in the previous year's first quarter. The 1995 results were adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product totaling approximately $5.4 million for 1995 compared to nominal writedowns for 1996. In addition, approximately two-thirds of Orion's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

Interest Expense

Interest expense for the three months ended March 31, 1996 decreased by $4.6 million or 57% to $3.5 million, primarily due to the refinancing of Orion's debt in connection with the November 1 Mergers including the repayment and termination of the debt associated with the Plan. The average debt outstanding and related average interest rates were $137.2 million at 8.3% and $210.8 million at 12.2% for the three month periods ended March 31 1996 and 1995, respectively.

The Communications Group -- Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995.

Revenues

Revenues increased to $3.2 million in the three months ended March 31, 1996 from $1.1 million for the three months ended March 31, 1995. This growth in revenue has resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. Revenue from radio operations for the first three months of 1996 was $2.4 million as compared to $807,000 in the first three months of 1995. Radio paging services generated revenues of $576,000 for the first three months of 1996 as compared to $179,000 in the first three months of 1995.

General and Administrative Expense

General and administrative expense increased by $1.9 million or 36% for the three months ended March 31, 1996 as compared to the three months ended March
31, 1995. The increase from 1995 to 1996   relates principally to the hiring of
additional staff and additional expenses associated with the increase in the number of Joint Ventures and the need for MITI to support and assist the operations of the Joint Ventures as well as additional staffing at the radio station and radio paging operations.

Interest Income

In 1994 MITI began to charge interest to the joint ventures for credit facilities granted to the ventures by MITI. The interest was charged at rates ranging from the prime rate to the prime rate plus two percent. As a result of increasing advances to the Joint Ventures for their operating and investing cash requirements, interest income earned under credit lines increased to $1.1 million for the three months ended March 31, 1996 as compared to $492,000 for the three months ended March 31, 1995.

Interest Expense

MITI incurred no interest expense for the three months ended March 31, 1996 as compared to $931,000 for the three months ended March 31, 1995. There was no interest expense for the three months ended March 31, 1996 because all of MITI's borrowings were from its parent, MIG. The average debt outstanding and related average interest rate were $30.9 million and 11.5%, respectively, for the three month period ended March 31, 1995.

Equity in Losses of Affiliated Joint Ventures

MITI accounts for the majority of its joint venture investees under the equity method of accounting since it generally does not exercise control of these ventures. Under the equity method of accounting, MITI reflects the cost of its investments, adjusted for its share of income or losses of the joint ventures, on its balance sheet and reflects only its proportionate share of income or losses of the joint ventures as a separate caption in its statement of operations.

MITI recognized equity in losses of joint venture investees of approximately $1.8 million for the three months ended March 31, 1996 as compared to $588,000 for the three months ended March 31, 1995. The losses recorded for the three months ended March 31, 1996 and 1995 represent MITI's equity in losses of the venture operations for the three months ended December 31, 1995 and 1994, respectively.

Equity in the losses of the joint ventures are generally reflected according to the level of ownership of the joint venture by MITI until each joint venture's contributed capital has been fully depleted. Subsequently, MITI recognizes the full amount of losses generated by the Joint Venture since MITI is generally the sole funding source for the Joint Ventures. MITI recognized equity in losses of Joint Venture Investees of approximately $8.0 million in 1995, and $2.3 million in 1994.

The increase in losses of the Joint Venture Investees of $5.7 million from 1994 to 1995 is primarily attributable to increased losses incurred of $4.0 million as part of the expansion of cable TV operations, and a radio station in Moscow with an increased loss of $1.3 million. As of September 30, 1995 there were six cable TV ventures in operation as compared to four the prior year. Within the cable TV operations, two ventures, in Moscow and Riga, incurred $2.1 million and $1.3 million, respectively of this increased loss. This was due to one-time write downs of older equipment and additional expenses incurred for programming and marketing related to expanding the services provided and ultimately increasing the number of subscribers. All other cable TV operations, including two new ventures and the expansion of two others that were in their second year of operations contributed an increase of $669,000 in losses. The increased loss experienced by the radio station was attributable to a substantial revision in its programming format and the creation of sales and related support staff needed to effectively compete in the Moscow market. All other operations, including five paging entities, of which three were started up in 1995, and one telephony operation, incurred increased losses of $388,000.

As a result of the start up nature of many of the joint ventures, additional losses are expected.

The losses recorded for 1995 represent MITI's equity in the losses of the ventures for the twelve months ended September 30, 1995. On January 1, 1994, MITI changed its policy of accounting for the joint ventures by recording its equity in their losses based upon a three-month lag. Accordingly, results of operations for the year ended December 31, 1995 reflect equity in losses of the joint ventures for the period from October 1, 1994 to September 30, 1995. Results of operations for the year ended December 31, 1994 reflect equity in losses of the joint ventures for the period from January 1, 1994 to September 30, 1994. Had MITI applied this method from October 1, 1993, the effect on reported operating results for the year ended December 31, 1994 would not have been material.

Foreign Currency

MITI presently has limited foreign currency exposure as virtually all revenues are billed and collected in United States dollars or an equivalent local currency amount adjusted on a monthly basis for currency fluctuation. MITI's joint ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As MITI and its joint venture investees grow and become more dependent on local currency based transactions, MITI expects its foreign currency risk and exposure to increase. MITI does not hedge against foreign currency exchange rate risks.


Liquidity and Capital Resources

The Company

The Company is a holding company and accordingly, does not generate cash flows. Orion is restricted under covenants contained in the Orion Credit Agreement (as defined below) from making dividend payments or advances to the Company. As discussed above, MITI is dependant on the Company for significant capital infusions to fund its operations, as well as its commitments to make capital contributions and loans to its Joint Ventures. The Company anticipates that MITI's funding requirements for 1996 will be approximately $40 million based in part on the anticipated funding needs of the Joint Ventures. Future capital requirements of MITI will depend on the ability of MITI's Joint Ventures to generate positive cash flows.

The Company is obligated to make principal and interest payments under its own various debt agreements (see Note 8 to "Notes to the Consolidated Financial Statements" included in the 1995 Form 10-K) in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims (see Note 1 to the "Notes to the Consolidated Financial Statements." included in the 1995 Form 10-K).

The Company is currently a party to the MIG Credit Facility under which it is required to repay all amounts outstanding on October 30, 1996. At March 31, 1996, approximately $28.8 million was outstanding under the MIG Credit Facility. Under the terms of the MIG Credit Facility, the Company may borrow up to $35 million as long as all outstanding loans do not exceed 65% of the market value of its holdings of Roadmaster Common Stock. Metromedia has guaranteed payment of amounts which exceed this 65% threshold. Based upon the current market price of Roadmaster, the Company may not borrow any additional amounts under the MIG Credit Facility. The MIG Credit Facility is secured by all of the stock of Roadmaster owned by the Company and a subordinated lien on the assets of Snapper. The loan is guaranteed by MITI.

The Company's 9 7/8% Senior Subordinated Debentures due March 15, 1997 require it to make annual sinking fund payments in March of each year of $3,000,000 (which the Company may increase to $6,000,000.) At March 31, 1996, $15 million remained outstanding under the 9 7/8% Senior Subordinated Debentures.

The Company's 9 1/2% Subordinated Debentures are due August 1, 1998 and approximately $59.5 million remained outstanding at March 31, 1996. These debentures do not require annual principal payments.

The Company's $75 million face value 6 1/2% Convertible Subordinated Debentures are due in 2002. The debentures are convertible into common stock at a conversion price of $41 5/8 per share at the holder's option and do not require annual principal payments.

Interest on the Company's outstanding indebtedness approximates $14 million for 1996. The average debt outstanding and related average interest rate were $187.2 million and 8.6%, respectively, for the three month period ended
March 31, 1996.

In the short term, the Company intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. At March 31, 1996, the Company had approximately $11.7 million of available cash on hand. During December 1995, the Company adopted a formal plan to dispose of Snapper. At March 31, 1996, the carrying value of Snapper was $73.8 million. The Snapper carrying value represents the Company's estimated proceeds from the sale of Snapper and repayment of intercompany loans, through the anticipated date of sale. Management believes that Snapper will be disposed of by November 1996. In addition, the Company anticipates disposing of its investment in Roadmaster during 1996. The carrying value of the Company's investment in Roadmaster at March 31, 1996 was $47.5 million.

Management believes that its available cash on hand, proceeds from the dispositions of Snapper and its investment in Roadmaster, borrowings under the MITI Bridge Loan (as defined) and collections of intercompany receivables from Snapper will provide sufficient funds for the Company to meet its obligations, including MITI's funding requirements, in the short term. However, no assurances can be given that the Company will be able to dispose of such assets in a timely fashion and on favorable terms. Any delay in the sale of assets or reductions in the proceeds anticipated to be received upon this disposition of assets may result in the Company's inability to satisfy its obligations during the year ended December 31, 1996. Delays in funding the Company's MITI capital requirements may have a materially adverse impact on the results of operations of MITI's Joint Ventures.

In connection with the consummation of the Goldwyn Merger, the Company intends to refinance the MIG Credit Facility, the Orion Term Loan, the Orion Revolver and certain existing Goldwyn Debt. The Company intends to use the proceeds of an equity offering and the New Credit Facility to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management intends to satisfy its long term liquidity needs through a combination of (I) the Company's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, including the integration of Goldwyn and MPCA, (ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) the Entertainment Group's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service the New Group Credit Facility. There can be no assurance that the Company will be successful in consummating the equity offering and entering into the New Credit Facility or that such refinancing can be accomplished on favorable terms. In the event the Company is unable to successfully complete such a refinancing, or unable to implement its business strategies, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seeks a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

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

MIG Consolidated

Cash Flows from Operating Activities

Cash provided by operating activities decreased from $11.8 million for the three month period ended March 31, 1995 to cash used in operations of $9.6 million for the three month period ended March 31, 1996.

Losses from operations include significant non-cash items of depreciation, amortization and equity in loss of Joint Ventures. Non-cash items decreased $11.0 million or 36% from $30.7 million in the first quarter of 1995 to $19.7 million in the first quarter of 1996. The decrease in non-cash items principally relates to amortization of film costs. Net changes in assets and liabilities decreased cash flows from operations in first quarter of 1996 by $10.1 million and increased cash provided by operations by $1.5 million in the first quarter of 1995. After adjusting net losses for non-cash items and net changes in assets and liabilities, the Company's cash flow from (used in) operating activities was ($9.6) million and $11.8 million in the first quarter of 1996 and 1995, respectively.

As discussed below, the decrease in cash flows in the first quarter of 1996 generally resulted from the reduction in revenues caused by Orion's reduced release schedule and increases in selling general and administrative expenses at MITI, Orion and corporate headquarters. Net interest expense has remained relatively constant for the first quarter 1996 and 1995. However, Orion's interest expense has decreased due to the refinancing of its debt in November, 1995 offset by interest expense relating to debt acquired in the November 1 Mergers. The Orion reduced release schedule, which is the result of the restrictions imposed upon Orion while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided from operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce and acquire entertainment product as a result of the November 1 Mergers, the Entertainment Group intends to acquire and produce new theatrical product. During the first quarter of 1996, Orion made a $5.0 million payment to a subdistributor under an agreement entered into in connection with the Plan.
In addition, Orion made payments of $3.2 million for deferred financing costs during the first quarter of 1996.

Cash Flows from Investing Activities

Cash used in investing activities was $5.4 million and $5.0 million for the first quarters 1996 and 1995, respectively.

During the first quarter 1995, the principal use of cash in investing activities was $4.3 million invested or advanced to joint ventures. During the first quarter 1996, the Company collected $5.4 million from Snapper as repayment of outstanding advances and paid $2.5 million, $1.6 million and $3.6 million for investments in joint ventures, film inventories and property, plant and equipment, respectively.

Cash Flows from Financing Activities

Cash used in financing activities was $100,000 and $5.5 million for the first quarters of 1996 and 1995, respectively.

Proceeds from issuance of long-term debt decreased from $12.5 million to $11.8 million form the first quarter of 1995 to 1996.

Payments on notes and subordinated debt decreased from $18.1 million to $12.3 million from the first quarter of 1995 to 1996.

The Entertainment Group

The financing, production and distribution of motion pictures requires the expenditure of significant amounts of capital. Prior to the consummation of the November 1 Mergers, Orion's ability to produce or acquire new theatrical product was severely limited by the agreements entered into in connection with the Plan. At the filing date, all new production was halted, leaving Orion with only 12 largely completed but unreleased motion pictures. Accordingly, Orion released six, three and three theatrical motion pictures in the domestic marketplace in 1994, 1993 and 1992, respectively. In 1995, there were no theatrical releases that were fully or substantially financed by Orion. This reduced release schedule has had and will continue to have an adverse impact on results of operations for the immediately foreseeable future. Furthermore, approximately two-thirds of Orion's film inventories at March 31, 1996 are stated at amounts approximating their estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. Accordingly, selling, general and administrative costs and interest expense in future periods are likely to exceed gross profit recognized in each period, which will result in the reporting of net losses by Orion for financial reporting purposes for the foreseeable future.

In connection with the consummation of the November 1 Mergers, the restrictions imposed by the agreements entered into in connection with the Plan on Orion's ability to produce and acquire new motion picture product were eliminated. As a result, Orion has begun the process of producing, acquiring and financing theatrical films consistent with the covenants set forth in the Orion Credit Agreement (as defined below). The principal sources of funds required for Orion's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under the Orion Revolver. Orion's operating plan involves the production or acquisition and release of lower budget films, the distribution of films for third parties and the continued distribution of its film library. Orion generally plans to release approximately 8 to 10 films per year, including two or three films to be produced by Orion or in conjunction with others.

The cost of producing theatrical films varies depending on the type of film produced, casting of stars or established actors, and many other factors. The industry-wide trend over recent years has been an increase in the average cost of producing and releasing films. The revenues derived from the production and distribution of a motion picture depend primarily upon its acceptance by the public, which cannot be predicted and does not necessarily bear a direct correlation to the production or distribution costs incurred. The Company will attempt to reduce the risks inherent in its motion picture production activities by closely monitoring the production and distribution costs of individual films and limiting Orion's investment in any single film.

On November 1, 1995, in connection with the consummation of the November 1 Mergers, Orion received contributions of approximately $19.4 million of net assets from the Company. Orion also entered into a non interest bearing promissory note for approximately $72.9 million with the

Company. The proceeds from the promissory note as well as the Orion Term Loan (as defined below) described below were used directly or indirectly to repay and terminate Plan Debt.

On November 1, 1995, Orion entered into a credit agreement with a syndicate of lenders led by Chase, as agent (the "Orion Credit Agreement"). The Orion Credit Agreement consists of a $135 million term loan (the "Orion Term Loan") with quarterly repayments of $6.75 million commencing March 1996 with the final payment due December 31, 2000; and a $50 million revolver (the "Orion Revolver") with a final maturity of December 31, 2000. The amount outstanding under the Orion Term Loan as of March 31,1996 was $106.8 million. The amount available under the Orion Revolver as of March 31, 1996 was $31.1 million (of which $4 million is reserved for an outstanding letter of credit). Interest is charged for the Orion Term Loan at the agent bank's prime rate plus 2% or at 3% above the LIBOR rate, at Orion's option; and for the Orion Revolver at the agent bank's prime rate plus 1/2% or at 11/2% above the LIBOR rate, also at Orion's option. At March 31, 1996, the effective rates on the Orion Term Loan and the Orion Revolver were 8.3% and 6.9%, respectively. Indebtedness under the Orion Credit Agreement is secured by all of Orion's assets, including the common stock of Orion and its subsidiaries. In addition to the quarterly amortization schedule, the Orion Credit Agreement provides that in the event that the ratio of the value of eligible accounts receivable in Orion's borrowing base to the amount outstanding under the Orion Term Loan ("the Borrowing Base Ratio") does not exceed a designated threshold, all cash received by Orion must be used to prepay principal and interest on the Orion Term Loan until such Borrowing Base Ratio exceeds such designated threshold. All prepayments may be applied against scheduled quarterly repayments.

As a result of prepayments, Orion has satisfied its scheduled amortization payments through December 31, 1996. To the extent the Borrowing Base Ratio exceeds the threshold set forth in the Orion Credit Agreement, and is not needed to amortize the Orion Term Loan, Orion may use any excess cash to pay its operating expenses, including the costs of acquiring new film product or new production. The Borrowing Base Ratio currently exceeds the designated threshold. In addition, Orion has established a system of lockbox accounts and collection accounts to maintain Chase's security interest in the cash proceeds of Orion's accounts receivable. Amounts outstanding under the Orion Revolver are guaranteed jointly and severally by Metromedia and John W. Kluge.

The Orion Credit Agreement contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens and on the number of films Orion may produce, restrictions on the development costs and budgets for such films, limitations on the aggregate amount of unrecouped print and advertising costs Orion may incur, limitations on the amount of Orion's leases, capital and overhead expenses, prohibitions on the declaration of dividends or distributions by Orion to the Company, limitations on the merger or consolidation of Orion or the sale by Orion of any substantial portion of its assets or stock and restrictions on Orion's line of business, other than activities relating to the production and distribution of entertainment product. The Orion Credit Agreement also contains several financial covenants, including the requirement that Orion maintain the ratio of Orion's Free Cash Flow (as defined in the Orion Credit Agreement) to its cumulative investment in film product above certain specified levels at the end of each fiscal quarter, and that Orion's cumulative investment in film product not exceed Free Cash Flow by more than $50,000,000. In addition, the Orion Credit Agreement contains a covenant which would be triggered if the amount of Orion's net losses exceeds certain levels for each fiscal year beginning with the fiscal year ended December 31,1996.

The Orion Revolver contains the following events of default: nonpayment of principal or interest on the facility, the occurrence of a "change of control" (as defined below) or an assertion by the guarantors of such facility that the guarantee of such facility is unenforceable. The Orion Term Loan also contains a number of customary events of default, including the non-payment of principal or interest, the occurrence of a "change of control" of the Company (defined to include a reduction in the stock ownership of the Metromedia and its affiliates (the "Metromedia Holders") below 25% of the outstanding Common Stock or if a third party controls more Common Stock than the Metromedia Holders or if a third party is entitled to designate a majority of the members of the Company's Board of Directors), the termination of employment of Orion's chief executive officer, head of production or other specified officers and the objection to such person's replacement by the required lenders within a designated period, the violation of covenants, falsity of representations and warranties in any material respect, certain cross-default and cross-acceleration provisions, and bankruptcy or insolvency of Orion or the Company.

Management believes that the Orion Revolver together with cash generated from operations will provide Orion with sufficient resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during calendar 1996.

The Communications Group

MITI has invested significantly (in cash through capital contributions, loans and management assistance and training ) in its Joint Ventures. MITI has also incurred significant expenses in identifying, negotiating and pursuing new
wireless telecommunications opportunities in emerging markets.   MITI and
primarily all of its Joint Venture investees are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start up phase of operations.

The wireless cable television, paging, fixed wireless loop telephony, and international toll calling businesses are capital intensive. MITI generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures. MITI's Joint Venture agreements generally provide for the initial contribution of assets or cash by the joint venture partners, and for the provision of a line of credit from MITI to the Joint Venture. Under a typical arrangement, MITI's joint venture partner contributes the necessary licenses or permits under which the joint venture will conduct its business, studio or office space, transmitting tower rights and other equipment. MITI's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

The credit agreement with the Joint Venture is intended to provide it with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at MITI's current cost of borrowing in the United States and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to MITI or its partners. The credit agreements also often provide MITI the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash, for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 1996 and December 31, 1995, MITI was committed to provide funding under the various credit lines in an aggregate amount of approximately $47.1 million and $46.8 million, respectively, of which $12.3 million and $16.9 million, respectively, remains unfunded. MITI's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan and the attainment of such business plans. MITI reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, MITI may terminate or revise its commitment to fund the credit agreements.

MITI's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon the sale of commercial advertising time, the ability to attract subscribers to its systems and its ability to control operating expenses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby their operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on MITI for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures to develop management information systems and automated customer care and service systems.

MITI's investments in the Joint Ventures are not expected to become profitable or generate significant cash flows in the near future. Additionally, if the joint venture investees do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or return capital at any time.

The ability of MITI and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to special political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Republics and the Pacific Rim. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Prior to the November 1 Mergers, MITI had relied on certain shareholders for capital, in the form of both debt and equity, to fund its operating and capital
requirements.   During 1995 and 1994, MITI's primary sources of funds were from the issuance of notes payable and from equity contributions. Notes payable were due within one year of the note and carried interest rates ranging from the prime rate to the prime rate plus 2%. During the first quarter of 1996, MITI's primary sources of funds were from the Company as intercompany loans.

During 1994, MITI received equity contributions of approximately $24.2 million. Approximately $22.8 million of this amount was a result of common stock issued to certain related parties, affiliates and others in a private offering. As part of this issuance, $6.5 million of notes payable were converted to common stock. The remaining $1.4 million of equity contributions was the result of issuance of common stock to an affiliate. During 1994, MITI received financing of $20.1 million through the issuance of notes payable.

During 1995, MITI received equity contributions of approximately $62.0 million from the Company, representing cash and notes payable to a Metromedia affiliate, that were converted into equity of the Company at the time of the November 1 Mergers.

Proceeds of MITI's borrowings and equity issuance were used, in part, to purchase and provide equipment to its joint venture investees under credit lines, to fund initial equity contributions to joint ventures and for MITI's operating activities, primarily selling, general and administrative expenses.

Cash used for investing activities in 1994 includes $7.0 million paid to complete MITI's acquisition of East News Channel Trading and Service, Kft, in addition to the approximately $1.1 million paid in 1993. The remaining amount of funds invested in Joint Ventures for 1995 and 1994 were to fund MITI's capital contributions as required by the respective joint venture agreements and to provide equipment and working capital under lines of credit. These capital requirements amounted to approximately $2.5 million for the first quarter of 1996 and $21.2 million and, $16.4 million for 1995 and 1994, respectively. MITI continues to seek out and enter into arrangements whereby it can offer communications services through joint venture arrangements. Additional Joint Ventures are presently being planned in countries in which MITI currently has investments and in new target markets in the Far East. Capital expenditures for the first quarter of 1996 as well as capital expenditures in 1995 and 1994 were primarily the result of expanding MITI's operations and establishing offices in Moscow, Russia, Vienna, Austria, Budapest, Hungary and Hong Kong.

MITI's capital commitments for fiscal year 1995 were comprised of four primary categories: (i) subscriber equipment, (ii) working capital advances, (iii) expansion of existing facilities and (iv) new construction. Most of MITI's Joint Ventures, once operational, require subscriber equipment and working capital infusions for a significant period of time until funds generated by operations are sufficient to cover operating expenses and capital expenditure requirements. In some cases, the Joint Venture and MITI agree to expand the existing facilities to increase or enhance existing services. In those cases, when the joint venture cannot provide these funds from operations, MITI provides the funding. During the construction phase of the Joint Venture, MITI normally provides the funds required to build out the project.

During 1995, MITI expended $13.5 million for capital expenditures on behalf of its ventures; the majority of which, $9.5 million was for cable TV, $2.1 million for paging, $38,000 for radio and $1.9 million for all others. MITI also funded $2.4 million of charter fund contributions to its Joint Ventures, consisting of $53,000 for cable TV, $630,000 for paging operations, $432,000 for radio, $893,000 for telephony and $438,000 for all other. In addition, MITI supported certain ventures with working capital funds against the venture credit lines totaling $2.5 million; of which $798,000 was for cable TV operations, $303,000 for paging, $1.4 million for radio operations and $7,000 for all others.

During 1996, MITI will continue to fund its Joint Ventures in a similar manner. MITI anticipates funding $20.8 million in capital requirements for its ventures, consisting of $14.7 million for cable TV; $4.8 million for paging ventures; $883,000 for telephony operations and $325,000 for radio operations. In addition, MITI anticipates approximately $2.3 million in working capital funding requirements, consisting of $836,000 for cable TV, $598,000 for paging, $323,000 for telephony operations and $536,000 for radio operations.

For the three months ended March 31, 1996 MITI expended $2.5 million on behalf of its ventures, consisting of $1.7 million for capital equipment requirements and approximately $800,000 for working capital funding requirements. The capital requirements consists of approximately $1.0 million for cable TV and approximately $700,000 for paging ventures. In addition, the working capital funding requirements consisted of approximately $130,000 for cable TV, approximately $80,000 for paging, approximately $320,000 for telephony operations and approximately $270,000 for radio operations.

For the three months ended March 31, 1996, MITI's primary source of funds were from the Company in the form of non-interest bearing intercompany loans. MITI anticipates that it will continue to rely on the Company for its funds for the remainder of 1996.

In December 1995, MITI and Protocall Ventures Ltd. ("Protocall") executed a letter of intent together with a loan agreement. The letter of intent calls for MITI to loan up to $1.5 million to Protocall and negotiate for the purchase by MITI from Protocall of 51% of Protocall for $2.6 million. Upon closing of the purchase agreement, the principal and accrued interest under the loan will be offset against the purchase price otherwise payable to Protocall. As of March
31, 1996   $1.4 million had been loaned to Protocall against the $1.5 million
loan.   The letter of intent provided the parties until March 31, 1996 to negotiate, execute and close a purchase agreement and shareholders agreement. Failing to do so, the terms of the loan call for an annual interest rate of the Chemical prime rate plus 2% with the full amount of the loan due on December 12, 1996. As of this date, the parties have not reached an agreement but, continue to negotiate terms of a possible purchase and shareholders agreement.

MITI requires significant capital to fund its operations and to make capital contributions and loans to its Joint Ventures. MITI relies on the Company to provide the financing for these activities. In addition, Metromedia has made available to MITI up to $15 million of revolving credit (the "MITI Bridge Loan") in order to satisfy its commitments and working capital requirements. MITI may use the proceeds of loans under such agreement for general corporate and working capital purposes. As of March 31, 1996 MITI had no borrowings under the MITI Bridge Loan. Interest is payable on all loans made pursuant to the MITI Bridge Loan at a rate equal to Chase's prime rate plus 2%. All loans thereunder are due and payable on the earlier to occur of (i) the consummation of the refinancing of the Company's indebtedness in connection with the Goldwyn Merger and (ii) January 15, 1997. The Company believes that as more of MITI's Joint Ventures commence operations and reduce their dependence on MITI for funding, MITI will be able to finance its own operations and commitments from its operating cash flow and MITI will be able to attract is own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to MITI at all or on terms and conditions that are acceptable to the Company.

Part II.  Other Information

Item 1.  Legal Proceedings

Fuqua Industries, Inc. Shareholder Litigation
- ---------------------------------------------

  Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation,
                           ----------------------------------------------------
Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunc-tive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

Litigation Relating to the November 1 Mergers
- ---------------------------------------------

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

  On January 22, 1996, the parties to these two lawsuits executed a Memorandum of Understanding embodying a tentative settlement agreement. In the tentative settlement agreement, the plaintiffs accept the amendments to the transaction set forth in the September 27, 1995 amended and restated merger agreement relating to the November 1 Mergers as full settlement of all claims that were asserted or could have been asserted in such litigations. Counsel for the plaintiffs are now conducting confirmatory discovery. The Company believes that a stipulation will be entered into with the plaintiffs during 1996.

  James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan Trust v. John
D. Phillips, Frederick B. Beilstein, III, John E. Aderhold, Michael B. Cahr, J.M. Darden, III, John P. Imlay, Jr., Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders, Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery Court, C.A. No. 13765); complaint filed September 23, 1994. This class action lawsuit was filed by stockholders of the Company (then known as The Actava Group Inc.) against the Company and its directors, and against each of Orion, MITI and Sterling, the other parties to the November 1 Mergers. The complaint alleges that the terms of the November 1 Mergers constitute an overpayment by the Company for the assets of Orion and, accordingly, would result in a waste of the Company's assets. The complaint further alleges that Orion, MITI and Sterling each knowingly aided, abetted and materially assisted the Company's directors in breach of their fiduciary duties to the Company's stockholders. On November 23, 1994, the Company and its directors filed a motion to dismiss the complaint.
The plaintiff never responded to the motion to dismiss. On February 22, 1996, however, the plaintiff filed a status report with the Court of Chancery in Delaware indicating that the case is moot but that the plaintiff intends to pursue an application for fees and expenses. An application for fees and expenses was filed in April 1996. The Company believes such application to be without merit.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number
- ------

10.41   Metromedia International Telecommunications, Inc. 1994 Stock Plan.

(b)  Reports on Form 8-K

        The Company's Current Report on Form 8-K dated January 31, 1996, reporting that the Company had entered into the Goldwyn Merger Agreement with Goldwyn.

        The Company's Current Report on Form 8-K dated April 29, 1996, reporting that the Company had entered into the Termination and Release Agreement with Alliance terminating its acquisition of Alliance.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        Computation of Earnings Per Share
                    (in thousands, except per share amounts)


                                         Three Months Ended
                                       -----------------------
                                       March 31,     March 31,
                                          1996         1995
                                       ---------     ---------

 Loss Per Share -Primary
    Net loss available for Common

    Stock and Common Stock
    equivalents                        $ (19,141)    $(20,366)
                                       ---------     --------
 Common Stock and Common Stock
 Equivalents (A)

    Weighted average common shares
    outstanding
    during the period                     42,615       20,935
                                       ---------     --------
 Loss Per Share - Primary              $   (0.45)    $  (0.97)
                                       =========     ========
 Loss Per Share - Assuming Full
 Dilution (B)


(A)  Common stock equivalents are not included in primary loss per share in  the
     Three  Months    Ended March  31,  1996  and  1995  because they  would  be anti-dilutive.

(B) Fully diluted loss per share is not used in the Three Months Ended March 31, 1996 and 1995 because it is less than primary loss per share.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     METROMEDIA INTERNATIONAL GROUP, INC.


                          By:            /s/  Silvia Kessel
                              --------------------------------------------------

                              Name:  Silvia Kessel
                              Title: Senior Vice President, Chief Financial
                                     Officer and Treasurer


Dated:  May 8, 1996

                                  EXHIBIT INDEX

 Exhibit
  Number   Description
  ------   -----------

 10.41     Metromedia International
           Telecommunications, Inc.
           1994 Stock Plan.