Form 10-K/A
period 1995-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-05-30
CIK 39547

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------



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

                          Commission File Number 1-5706

                           ---------------------------

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

                           ---------------------------

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at April 22, 1996 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $363,130,984.

     The number of shares of Common Stock outstanding as of April 22, 1996 was 42,658,240.

                       Documents Incorporated by Reference

                                      None

================================================================================

                                     PART I

Item 1. Business

     Metromedia International Group, Inc. ("MIG" or the "Company") is a global entertainment, media and communications company with continuing operations in two business groups: the Entertainment Group, through Orion Pictures Corporation ("Orion"), which is engaged primarily in the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product; and the Communications Group, through Metromedia International Telecommunications, Inc. ("MITI"), which owns interests in and participates along with local partners in the management of joint ventures which operate wireless cable television systems, paging systems, an international toll call service, a trunk mobile radio service and radio stations in certain countries in Eastern Europe, the former Soviet Republics and other emerging markets.

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

     The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of a series of mergers discussed below, MIG changed its name from The Actava Group Inc. to Metromedia International Group, Inc. MIG's principal executive offices are located at 945 East Paces Ferry Road, Suite 2210, Atlanta Georgia 30326, and its telephone number is (404) 261-6190.

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

Narrative Description of Business Groups

     The Entertainment Group

     General. The Company's Entertainment Group (the "Entertainment Group"), through Orion, is engaged primarily in the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product. The Entertainment Group distributes its product theatrically and in ancillary markets such as home video and pay and free television throughout the world. Orion also distributes product produced by third parties and acquired by Orion and provides distribution services for third parties. Orion's ability during the past three calendar years to produce or acquire new product has been limited due to certain contractual restrictions described below. As a result, Orion's operations during this period have been generally limited to distributing certain completed but unreleased films and exploiting its existing film and television library. Orion has an extensive film library of over 1,000 titles, including Academy Award-winning films such as Dances with Wolves, and Silence of the Lambs, action films such as the three film RoboCop series and other recent films such as Blue Sky.

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

     MIG has recently announced two acquisitions aimed at augmenting the Entertainment Group's production capabilities. The Company has signed a letter of intent to acquire Motion Picture Corporation of America ("MPCA"), an independent film production company, whose management has successfully employed a low-budget strategy at MPCA, producing lower budget commercially successful films such as Dumb and Dumber and Threesome. The Company has also entered into an Agreement and Plan of Merger dated as of January 31, 1996 to acquire The Samuel Goldwyn Company ("Goldwyn"), a leader in the production, distribution and exhibition of specialized motion pictures and art films, which has released such films as Much Ado About Nothing, The Madness of King George and Eat Drink Man Woman. See "Recent Developments."

     The Entertainment Group has acquired certain rights to nine feature films as specified below which as of February 29, 1996, it plans to release in the domestic theatrical market during the year ended December 31, 1996:

Title                       Director               Cast                     Description
- -----                       --------               ----                     -----------
Original Gangstas*          Larry Cohen            Jim Brown                A contemporary action-
                                                   Fred Williamson          adventure set in Gary, Indiana
                                                   Pam Grier                with a soundtrack to include
                                                   Richard Roundtree        music from a number of
                                                   Ron O'Neal               popular rap groups.
                                                   Paul Winfield
                                                   Isabelle Sanford

Maybe...Maybe               Sonke                  Til Schweiger            A hilarious look at infidelity
Not**                       Wortmann               Katja Reimann            and mistaken sexual identity
                                                   Joachim Krol             as an achingly handsome but
                                                   Rufus Beck               skirt-chasing boyfriend gets
                                                                            entangled in a web of
                                                                            miscommunications and
                                                                            misinterpreted situations.

Palookaville***             Alan Taylor            William Forsythe         Three young men embrace
                                                   Adam Trese               crime as a temporary change
                                                   Vincent Gallo            of lifestyle and the solution to
                                                                            unemployment

Phat Beach**                Doug Ellin             Jermaine Hopkins         An unprecedented hip hop
                                                   Brian Hooks              beach comedy involving the
                                                   Claudia Kalcem           comedic misadventures of
                                                                            two friends during their
                                                                            summer break.

The Substitute**            Robert Mandel          Tom Berenger             In this action driven film, a
                                                   Ernie Hudson             mercenary goes under cover
                                                   Diane Venora             as a substitute teacher after his
                                                   Glenn Plummer            girlfriend is brutally attacked
                                                   Marc Anthony             by a gang of students. In an
                                                                            effort to uncover her
                                                                            attackers, he soon discovers a
                                                                            city wide drug ring that has
                                                                            infiltrated the school and put
                                                                            the entire student body in
                                                                            jeopardy and in a war with the
                                                                            criminals.

Title                       Director               Cast                     Description
- -----                       --------               ----                     -----------
The Arrival**               David Twohy            Charlie Sheen            This sci-fi thriller revolves
                                                   Ron Silver               around an unassuming
                                                   Lindsay Crouse           scientist who becomes the
                                                   Teri Polo                only thing that stands between
                                                                            our civilization and certain
                                                                            destruction when he investi-
                                                                            gates an unusual shockwave
                                                                            from outer space and
                                                                            discovers a team of extra-
                                                                            terrestrials poised to take over
                                                                            the world.

Trees Lounge**              Steve Buscemi          Anthony LaPaglia         This film revolves around
                                                   Chloe Savigny            Tommy Basilio, who loses his
                                                   Mimi Rogers              job and his girlfriend to his
                                                   Daniel Baldwin           best friend. But he manages to
                                                   Carol Kane               stumble across friendship,
                                                                            inspiration, and a strange
                                                                            kind of truth in the last place
                                                                            he expected, the local bar.

Napoleon****                Mario                  Muffin/Napoleon          In this live action adventure,
                            Andreacchio                                     an adorable puppy gets lost in
                                                                            the wild Australian outback.
                                                                            Befriended by exotic animals,
                                                                            Napoleon overcomes his fears
                                                                            and discovers the magic of
                                                                            nature.

I Shot Andy ***             Mary Harron            Stephen Dorff            A riveting portrait of the
                                                   Martha Plimpton          lesbian revolutionary who
                                                   Jared Harris             almost killed Andy Warhol,
                                                   Michael Imperioli        and a tribute to the true King
                                                   Coco MacPherson          of Pop and the world
                                                   Lili Taylor              surrounding him.
                                                   Lothair Bluteau
                                                   Anna Thompson

- ----------

*     Domestic rights in all media.
**    Domestic theatrical distribution rights.
***   Worldwide rights in all media.
****  Domestic rights in all media and certain foreign rights in all media.

     Home Video. Orion Home Video ("OHV") distributes the Entertainment Group's new product in the home video market and exploits titles from its existing library, including previously released rental titles, re-issued titles and initially released titles, in the sell-through and premium home video market sectors and through arrangements with mail-order and other selected licensees. OHV also acquires product from independent producers for distribution on a fee basis with no investment other than recoupable distribution costs. OHV's acquisition program contemplates output arrangements with producers and the acquisition of existing catalogs, as well as film-by-film acquisitions. In addition to distribution in the traditional videocassette sector, OHV intends to aggressively pursue opportunities to distribute the Entertainment Group's library in other emerging multimedia formats, including DVD (as described below) (see "The United States Motion Picture Industry Overview--Emerging Technologies" below). OHV acts as exclusive U.S. distributor for Streamline Pictures, a leading supplier of the increasingly popular Japanese anime genre, and provides exclusive distribution services for Major League Baseball home video product and the Fox-Lorber catalogue of foreign language and specialty films.

     Television. The Entertainment Group's television distribution activities involve licensing its film and television library to both domestic pay television services and the domestic free television market. Orion Television Entertainment ("OTE") is currently selling various syndication packages to independent television stations and the non-traditional networks nationwide. Such syndication packages will be offered with "unpackaged" library titles, on a market-by-market basis. OTE also plans to continue to explore opportunities to produce original programming, including talk and game shows, for pay television, basic cable, first-run syndication and the non-traditional networks.

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

     The cost of a theatrical motion picture produced by an independent production company for limited distribution generally ranges from approximately $4,000,000 to $10,000,000 as compared with an average of approximately $30,000,000 for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs and vary widely depending on the extent of the release and nature of the promotional activities.

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

     Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a "negative pickup," under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent "picks up" the completed motion picture, it assumes the production financ ing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion picture.

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

     Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Typically, the motion picture then becomes available for distribution in other markets as follows:

- --------------------------------------------------------------------------------
                                            Months After             Approximate
                    Market               Initial Release          Release Period
- --------------------------------------------------------------------------------
Domestic home video                           4-6 months                      --
Domestic pay-per-view                         6-9 months                3 months
Domestic pay television                     10-18 months            12-21 months
Domestic network                            30-36 months            18-36 months
Domestic syndication or basic cable         30-36 months              3-15 years
Foreign home video                           6-12 months                      --
Foreign television                          18-24 months              3-12 years
- --------------------------------------------------------------------------------

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

     The Communications Group

     General. Through the Company's Communications Group (the "Communications Group"), the Company owns interests in and participates along with local business and governmental partners in the management of Joint Ventures which operate a variety of communications services in certain countries in Eastern Europe and certain of the former Soviet Republics. The Company's licenses typically cover markets which have large populations and strong economic potential but lack reliable and efficient communications services. The Company also targets markets where systems can be constructed with relatively low capital investments and where multiple communications services can be offered to the population.

     The Company owns interests in and participates in the management of Joint Ventures which operate and/or are constructing: (i) 10 wireless cable television systems with combined households of approximately 8.8 million; (ii) 8 paging systems with aggregate target populations of approximately 55.9 million; (iii) an international toll calling service in the Republic of Georgia which covers a population of approximately 5.5 million; (iv) a Trunked Mobile Radio service in Romania with an aggregate target population of approximately 2.1 million; and (v) 5 radio stations in 7 cities reaching combined households of approximately 8.6 million in Hungary, Russia and Latvia. The Communications Group recently entered into a letter of intent to purchase 51% of a U.K. company that has ownership interests in 9 companies providing Trunked Mobile Radio services in Europe. The Company is also exploring a number of investment opportunities in wireless telephony systems in Eastern Europe and the former Soviet Republics. The Company is also pursuing licenses for similar services in other emerging markets, including the Pacific Rim.

     Markets. A summary of the Communications Group's markets and existing projects, their status, the Company's direct or indirect ownership interest in each such project, the year such projects became operational and the amounts of capital loaned and contributed to such projects by the Company is detailed in the chart which follows:

                                                    MITI Direct                                                          Amount
                                                    or Indirect                                  Amount Loaned        Contributed
                                                     Ownership       Year       Household/         To Project          to Project
       Market and Projects            Status         Interest     Operational  Population(1)   (in thousands)(2)   (in thousands)(2)
       -------------------            ------         --------     -----------  -------------   -----------------   -----------------
1.  Moscow, Russia
    Wireless Cable Television       Operational         50.0%        1992       3.5 million          8,881              1,093
     FM Radio (2 Frequencies)       Operational         51.0         1994(3)    3.5 million          1,838                823

2.  Tbilisi, Georgia
    Wireless Cable Television       Operational         49.0         1993        .5 million          3,520                779
    International Toll Calling      Operational         30.0         1994       5.5 million             --              2,556
    (throughout the Republic of
    Georgia) (4)
    Paging                          Operational         45.0         1994       5.5 million(5)         475                250

3.  Riga, Latvia
    Wireless Cable Television       Operational         50.0         1992        .4 million          8,184                819
    Paging (Nationwide)             Operational         50.0         1995(6)    2.8 million          1,268                250
    FM Radio                        Operational         55.0         1995(7)     .4 million             35                140

4.  Tashkent, Uzbekistan
    Wireless Cable Television       Operational         50.0         1993       1.2 million          3,360(8)             580(8)
    Paging                          Operational         50.0         1994      15.3 million(5)
    Wireless Local Loop Telephony   License pending,    50.0                    2.1 million
                                    under
                                    construction

5.  Estonia
    Paging                          Operational         39.1         1993       1.5 million          2,535                396

6.  Bucharest, Romania
    Wireless Cable Television       Operational         99.0         1996        .9 million            786                682
    Paging                          Operational         54.1         1993      12.0 million(5)       2,324                490
    Trunked Mobile Radio            Operational         54.1         1995       2.1 million            448                 --

7.  Kishinev, Moldova
    Wireless Cable Television       Operational         50.0         1995        .3 million          1,346                400

8.  Almaty, Kazakhstan
    Wireless Cable Television       Operational         50.0         1995        .8 million          1,016                222
    Paging                          Operational         50.0         1995      12.5 million(5)         245                  2

                                                    MITI Direct                                                          Amount
                                                    or Indirect                                  Amount Loaned        Contributed
                                                     Ownership       Year       Household/         To Project          to Project
       Market and Projects            Status         Interest     Operational  Population(1)   (in thousands)(2)   (in thousands)(2)
       -------------------            ------         --------     -----------  -------------   -----------------   -----------------
9.  St. Petersburg, Russia
    AM Radio                        Operational         50.0         1995(9)     .9 million           --                   --
    FM Radio                        Operational         50.0         1995(9)     .9 million          429                  133
    Paging                          Operational         40.0         1995(10)   3.5 million           --                  527

10. Nizhny Novgorod, Russia
    Wireless Cable Television       License pending,    50.0                     .7 million           75                  180
                                    under
    Paging                          Operational         45.0         1994       2.8 million           52                  330

11. Minsk, Republic of Belarus
    Wireless Cable Television       Under               50.0                     .3 million          518                  400
                                    Construction

12. Budapest, Siofok, and Khebegy,
    Hungary (11)
    AM Radio                        Operational        100.0         1994       3.5 million(12)      948                8,107
    FM Radio (2 Frequencies)        Operational        100.0         1994

13. Sochi, Russia
    FM Radio                        Operational         51.0         1995        .3 million           85                  185

14. Vilnius, Lithuania
    Wireless Cable Television       Under               55.0                     .2 million           --                   81
                                    Construction

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

     The markets which the Company targets for its services typically (i) have large popula tions; (ii) have strong economic potential; (iii) are usually the capital city of a country, republic or province; and (iv) are easily accessible to the Communications Group's central offices. The Company believes that most of its markets have a concentration of educated people who desire quality entertainment, sports and news as well as reliable and efficient communications services. As principal cities of their respective countries, republics or provinces, these markets are, in many cases, home to a significant number of foreign diplomats, businessmen and advisors who the Company anticipates will often become premium service customers.

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

     In many cases, the credit agreement pursuant to which the Company loans funds to a Joint Venture provides the Company with the right to appoint the general manager of the Joint Venture and to approve unilaterally the annual business plan of the venture. These rights continue so long as amounts are outstanding under the credit agreement. In other cases, such rights may also exist by reason of the Company's percentage ownership interest in the joint venture or under the terms of the Joint Venture's governing instruments.

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

     Wireless Telephony. The Company is currently exploring a number of investment opportunities in wireless telephony systems and has installed test systems in a number of countries in Eastern Europe, the former Soviet Republics, including Uzbekistan and Georgia, and the emerging markets in the Pacific Rim. The Company believes that its proposed wireless telephony systems are a time and cost effective means of improving the communications infrastructure in these markets. The current telephone systems in these markets are antiquated and overloaded, and consumers in these markets typically must wait several years to obtain telephone service.

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

     On February 29, 1996, Snapper sold its European subsidiaries to an employee of such subsidiaries. The purchase price consisted of the payment of a promissory note of one of Snapper's European subsidiaries in the amount of $8,621,027, which represents a portion of the intercompany indebtedness ($10,703,718 at December 31, 1995) owed to Snapper by its European subsidiaries. Principal payments under the promissory note shall be made as follows: (i) $3,000,000 on May 31, 1996; (ii) $2,524,310 on July 31, 1996; (iii) $2,500,000
on September 30, 1996 and (iv) the remainder on December 31, 1996. The promissory note is secured by a standby letter of credit.

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

     Investment in Roadmaster Industries, Inc. In December 1994, the Company acquired 19,169,000 shares of Roadmaster common stock, or approximately 38% of the outstanding Roadmaster common stock, in exchange for all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries (the "Exchange Transaction"). Roadmaster, through its operating subsidiaries, is one of the largest manufacturers of bicycles and a leading manufacturer of fitness equipment and toy products in the United States. Roadmaster's common stock is listed on the New York Stock Exchange. As of December 31, 1995, the closing price per share of Roadmaster common stock was $2.375 and the quoted market value of the Company's investment in Roadmaster was $45,526,375. As disclosed in Amendment No. 1 to its Schedule 13D relating to Roadmaster, filed with the SEC on March 1, 1996, the Company intends to dispose of its investment in Roadmaster during 1996.

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

     Also in connection with the Exchange Transaction, the Company and Roadmaster entered into a Registration Rights Agreement (the "Registration Rights Agreement") under which Roadmaster agreed to register such shares ("Registrable Stock") at the request of the Company or its affiliates or any transferee who acquires at least 1,000,000 shares of the Roadmaster common stock issued to the Company in the Exchange Transaction. Under the Registration Rights Agreement, registration may be required at any time during a ten-year period beginning as of the closing date of the Exchange Transaction (the "Registration Period") by the holders of at least 50% of the Registrable Stock if a "long-form" registration statement (i.e., a registration statement on Form S-1, S-2 or other similar form) is requested or by the holders of Registrable Stock with a value of at least $500,000 if a "short-form "registration statement (i.e., a registration statement on Form S-3 or other similar form) is requested. Roadmaster is required to pay all expenses incurred (other than the expenses of counsel, if any, for the holders of Registrable Stock, the expenses of underwriter's counsel, and underwriting fees) for any two registrations requested by the holders of Registrable Stock during the Registration Period. Roadmaster will become obligated to pay the expenses of up to two additional registrations if Roadmaster is not eligible to use a short-form registration statement to register the Registrable Stock at any time during the Registration Period. All other registrations will be at the expense of the holders of the Registrable Stock. Roadmaster will have the right at least once during each twelve-month period to defer the filing of a demand registration statement for a period of up to 90 days after request for registration by the holders of the requisite number of shares of Registrable Stock. In connection with entering into the MIG Credit Facility (as defined below), MIG requested that Roadmaster register its shares of Roadmaster common stock.

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

     The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1995. As of December 31, 1995, the Company had a remaining reserve of approximately $1.3 million to cover its obligations to its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

     The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation ("DP"), a former subsidiary of the Company, and was transferred to a wholly-owned subsidiary of the Company in connection with the Exchange Transaction. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the Exchange Transaction, Roadmaster and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and Roadmaster entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify Roadmaster for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

     On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. The consulting firm is currently conducting soil samples and has performed other tests on the Opelika Property. Based upon the preliminary results of these tests, the Company believes that the reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

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

Recent Developments

     At the time the November 1 Mergers were consummated, the Company disclosed that one of the benefits of such mergers was that they would enhance the Company's ability to make strategic acquisitions of other companies whose businesses and/or assets complement the Company's entertainment, media and communications assets. As noted above, the Company has entered into a merger agreement to acquire Goldwyn and a letter of intent to acquire MPCA. In connection with the proposed acquisition of Goldwyn, the Company intends to refinance substan tially all of the indebtedness of Goldwyn. In addition, the Company has filed a registration state ment on Form S-3, offering to sell approximately $203 million of Common Stock, the proceeds of which will be used to refinance the MIG Credit Facility and for working capital purposes.

     Merger Agreement with The Samuel Goldwyn Company

     On January 31, 1996, the Company and Goldwyn entered into an Agreement and Plan of Merger (the "Goldwyn Merger Agreement") pursuant to which Goldwyn will merge with a newly-formed, wholly-owned subsidiary of the Company (the "Goldwyn Merger") and, in connection therewith, will be re-named "Goldwyn Entertainment Company."

     Goldwyn is a diversified independent entertainment company engaged in the production and worldwide distribution of motion pictures and television programming and in theatrical exhibition. Goldwyn's Film Division is a producer and leading distributor of specialized motion pictures and art films, which are substantially less expensive to produce and distribute than films produced by major studios for wide release. Specialized films also are characterized by underlying literary and artistic elements intended to appeal primarily to sophisticated audiences. Certain specialized motion pictures, such as the recent independently produced films, The Remains of the Day, In the Name of the Father and The Piano have "crossover" commercial potential as well, that is, artistic and creative elements, such as an exceptional cast, critically acclaimed performances or a timely or compelling storyline, which appeal to a broader audience. Specialized films released by Goldwyn in recent years include the Academy Award-winning The Madness of King George, the crossover commercial success Much Ado About Nothing, and Academy Award-nominated films Eat, Drink, Man, Woman; The Wedding Banquet, Longtime Companion and Henry V.

     Goldwyn's Television Division (the "Television Division") produces original pro gramming for the first-run syndication market and distributes feature films and other television programming worldwide. The Television Division produces and syndicates the athletic competition series American Gladiators, which is currently in its sixth season. American Gladiators is syndicated in over 90% of the United States television markets and over 40 foreign markets. In the fall of 1995, the Television Division introduced a remake of its original television series Flipper for broadcast in the 1995-1996 season. In addition, the Television Division syndicates movie packages from Goldwyn's library of over 850 feature films.

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

     Consummation of the Goldwyn Merger is subject to various conditions, including, but not limited to: (i) the receipt of approval of the stockholders of each of the Company and Goldwyn (though under certain circumstances the Company may unilaterally waive the condition of approval of its stockholders);
(ii) the receipt of certain opinions of counsel with respect to certain legal matters and as to the qualification of the Goldwyn Merger as a reorganization within the meaning of Section 368(a) of the Code; (iii) that since December 31, 1995, no change or event shall have occurred which has had or could reasonably be expected to have a material adverse effect with respect to the Company or Goldwyn; (iv) the receipt of certain fairness opinions by the Board of Directors of each of the Company and Goldwyn; (v) that the Samuel Goldwyn Family Trust (the "Goldwyn Family Trust"), of which Samuel Goldwyn, Jr., Chairman and Chief Executive Officer of Goldwyn, is trustee, and the surviving corporation of the Goldwyn Merger shall have entered into a distribution agreement pursuant to which such corporation will acquire distribution rights to the Samuel Goldwyn Classics Library for a term which extends until the year 2020; (vi) that Samuel Goldwyn, Jr., Chairman and Chief Executive Officer of Goldwyn, and Meyer Gottlieb, President of Goldwyn, shall each have entered into employment agreements with the surviving corporation of the Goldwyn Merger on terms satisfactory to the parties; (vii) that Goldwyn's indebtedness shall have been refinanced or repaid in full or extended beyond the effective time of the Goldwyn Merger; (viii) that Orion shall have provided to Goldwyn up to $5.5 million of interim financing as an advance for certain distribution rights in six feature films; (ix) that the surviving corporation of the Goldwyn Merger and Mr. Goldwyn shall have entered into an agreement pursuant to which such corporation will acquire a license to use the trademark "Samuel Goldwyn" in perpetuity royalty-free with regard to existing product and a license to use the name "Goldwyn" in perpetuity royalty-free in connection with its film and television business; (x) that an Option Agreement among Goldwyn, Mr. Goldwyn and the Goldwyn Family Trust shall be amended and restated to clarify that the option granted to Goldwyn under the existing agreement, which option entitles Goldwyn to "put" shares of Goldwyn common stock to the Goldwyn Family Trust under certain circumstances, may be exercised utilizing the Common Stock instead of Goldwyn common stock; and (xi) that the shares of Common Stock to be issued in the Goldwyn Merger shall have been authorized for listing on the AMEX or any other national securities exchange or automated quotation system approved by the Company and Goldwyn, in each case, subject to official notice of issuance.

     The Goldwyn Merger Agreement may be terminated at any time prior to the effective time of the Goldwyn Merger, whether before or after approval thereof by the stockholders of MIG and/or Goldwyn: (i) by the mutual written consent of the Company and Goldwyn, (ii) unilaterally, by the Board of Directors of the Company or Goldwyn if the Goldwyn Merger has not been consummated on or before September 30, 1996, (iii) by the non-breaching party in case of certain material breaches by the other party or (iv) by the Board of Directors of the Company or Goldwyn if a court of competent jurisdiction or any other governmental entity shall have issued an order, decree or ruling or taken any other action restraining, enjoining or otherwise prohibiting the consummation of the Goldwyn Merger and such order, decree, ruling or other action shall have become final and non-appealable. The Goldwyn Merger Agreement may also be terminated by the Company or Goldwyn if the Goldwyn Board of Directors recommends a competing offer or otherwise modifies or changes, in a manner adverse to the Company, its recommendation that its stockholders approve the Goldwyn Merger Agreement.

Upon any termination resulting from circumstances contemplated by the preceding sentence and under certain other circumstances, the Goldwyn Merger Agreement provides that Goldwyn will pay the Company a termination fee of $3 million and reimburse the Company for certain of its expenses.

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

     MPCA Acquisition

     On November 17, 1995, the Company entered into a letter of intent to acquire MPCA and its affiliated companies for $32.5 million in Common Stock and cash in repayment of stockholder loans to MPCA. MPCA is an independent film production company which focuses on producing and acquiring commercially marketable films featuring popular actors at substantially less than average industry cost. MPCA is headed by Bradley Krevoy and Steven Stabler, who have produced low budget, profitable movies like Threesome, released in 1993, which cost $3.5 million to produce and grossed a reported total of $60 million. A more recent success produced by Krevoy and Stabler was the film Dumb and Dumber, which cost $16 million to produce and grossed a reported total of approximately $250 million.

     Consummation of the proposed MPCA acquisition is subject to the execution of definitive documentation, approval of the transaction by the Board of Directors of the Company, satisfactory completion by the Company of its legal and financial due diligence with respect to MPCA, the execution by Messrs. Krevoy and Stabler of employment agreements with the Company, the execution of certain ancillary agreements and receipt of all requisite regulatory approvals, including the termination or expiration of the requisite waiting period under the HartScott-Rodino Antitrust Improvements Act of 1976, as amended. Following the consummation of the MPCA acquisition, it is anticipated that MPCA will merge into a wholly-owned subsidiary of the Company and that Krevoy and Stabler will join the Entertainment Group's management team.

     Merger Agreement with Alliance

     On December 20, 1995, the Company and Alliance Entertainment Corp. ("Alliance") entered into an Agreement and Plan of Merger (the "Alliance Merger Agreement") pursuant to which a newly-formed, wholly-owned subsidiary of the Company was to merge with and into Alliance. Alliance is the largest full-service distributor of pre-recorded music and music related products in the United States and is also actively engaged in the exploitation of proprietary rights with respect to recorded music, video and video CDs. On April 29, 1996, the Company filed a Current Report on Form 8-K disclosing that it had entered into a Termination and Release Agreement which mutually terminated the Alliance Merger Agreement, due to changing conditions.

Segment and Geographic Data

     Business segment data and information regarding the Company's foreign revenues by geographic area are included in Notes 7 and 12 of the "Notes to Consolidated Financial Statements" included in Item 8 hereof.

Item 2. Properties

     The following table contains a list of the Company's principal properties.

                                  Number
                              ----------------
Description                   Owned     Leased                Location
- -----------                   -----     ------                --------
Orion:
     Office space              --          1            Los Angeles, California
     Sales office              --          1            New York, New York
     Sales office              --          1            Dallas, Texas

MITI:
     Executive offices                     1            Stamford, Connecticut
     Office space              --          1            Moscow, Russia
     Office space              --          1            Vienna, Austria

General Corporate:
     Office space              --          1            Atlanta, Georgia

The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

Item 3. Legal Proceedings

Fuqua Industries, Inc. Shareholder Litigation

     Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which formerly owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks
(i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark;
(ii) injunctive relief against the Company, Intermark and its former directors, including a prohibi-tion against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

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

Litigation Relating to the November 1 Mergers

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

                        Executive Officers of the Company

     Each of the executive officers of the Company (other than Messrs. Phillips and Chmar) have served in their respective capacities since the consummation of the November 1 Mergers. Each executive officer shall, except as otherwise provided in the Company's By-Laws, hold office until his or her successor shall have been chosen and qualify.

                                                                     Position
Name                    Age              Office                     Held Since
- ----                    ---              ------                     ----------
John W. Kluge........   81   Chairman                              November 1995

Stuart Subotnick.....   54   Vice Chairman                         November 1995

                                                                     Position
Name                    Age              Office                     Held Since
- ----                    ---              ------                     ----------
John D. Phillips.....   53   President and Chief Executive         April 1994
                             Officer

Silvia Kessel........   45   Senior Vice President, Chief          November 1995
                             Financial Officer and Treasurer

Arnold L. Wadler.....   52   Senior Vice President, General        November 1995
                             Counsel and Secretary

W. Tod Chmar.........   42   Senior Vice President                 June 1994

Robert A. Maresca.....  61   Senior Vice President (Chief          November 1995
                             Accounting Officer)

     Mr. Kluge has served as Chairman of the Board of Directors of the Company since the consummation of the November 1 Mergers and as Chairman of the Board of Orion since 1992. In addition, Mr. Kluge has served as Chairman and President of Metromedia and its predecessor-in-interest, Metromedia, Inc. for over five years. Mr. Kluge is also a director of The Bear Stearns Companies, Inc., WorldCom, Inc. (formerly LDDS Communications, Inc.), Occidental Petroleum Corporation and Conair Corporation. Mr. Kluge is Chairman of the Company's Executive Committee.

     Mr. Subotnick has served as Vice Chairman of the Board of Directors of the Company since the consummation of the November 1 Mergers and as Vice Chairman of the Board of Orion since November 1992. In addition, Mr. Subotnick has served as Executive Vice President of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is also a director of Carnival Cruise Lines, Inc. and WorldCom, Inc. Mr. Subotnick is Chairman of the Audit Committee and a member of the Executive and Nominating Committees of the Company.

     Mr. Phillips has served as President and Chief Executive Officer of the Company since April 19, 1994 and was elected to the Board of Directors of MIG and to the Executive Committee on the same date. Mr. Phillips served as Chief Executive Officer of Resurgens Communications Group, Inc. from May 1989 until Resurgens was merged with Metromedia Communications Corporation and WorldCom, Inc. in September 1993. Mr. Phillips also serves as a director of Restor Industries, Inc. and Roadmaster Industries, Inc.

     Ms. Kessel has served as Senior Vice President, Chief Financial Officer and Treasurer of MIG since the consummation of the November 1 Mergers, as Executive Vice President of Orion since January 1993, Senior Vice President of Metromedia since 1994 and President of Kluge & Company since January 1994. Prior to that time, Ms. Kessel served as Senior Vice President of Orion from June 1991 to November 1992 and Managing Director of Kluge & Company (and its predecessor) from April 1990 to January 1994. Ms. Kessel also serves as a director of WorldCom, Inc. Ms. Kessel is a member of the Nominating Committee of the Company.

     Mr. Wadler has served as Senior Vice President, General Counsel and Secretary of the Company since the consummation of the November 1 Mergers, as a Director of Orion since 1991 and as Senior Vice President, Secretary and General Counsel of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Wadler is Chairman of the Nominating Committee of the Company.

     Mr. Chmar was elected to the position of Senior Vice President of the Company on June 10, 1994. Mr. Chmar served as a partner in the law firm of Long, Aldridge & Norman from January 1985 until September 1993.

     Mr. Maresca has served as a Senior Vice President of the Company since November 1, 1995. Mr. Maresca has served as a Senior Vice President--Finance of Metromedia for the prior five years.

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

                                          Market Price of Common Stock
                                 ----------------------------------------------
                                        1995                       1994
                                 -------------------      ---------------------
Quarters Ended                     High         Low         High           Low
- --------------                   -------     -------      -------        ------
March 31.......................  $11         $            $ 9 1/4        $5 7/8
                                               8 3/4

June 30........................   13 3/8       8 5/8        9 3/8         5 3/4

September 30...................   19 1/8      13 1/4       13 3/4         8 1/4

December 31....................   18 7/8      13 3/4       10 3/8         8 3/8

     Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for the payment of dividends. On March 2, 1994, the Company announced that its Board of Directors had suspended the dividends on Common Stock. The Company intends to retain earnings to finance the development and expansion of its businesses and does not anticipate paying cash dividends in the foreseeable future. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends. The Company is currently a party to a credit agreement with Chemical Bank which restricts the payment of dividends. The Company's ability to pay dividends is further limited because, as a result of the November 1 Mergers, the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

     As of February 27, 1996, there were approximately 7,873 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $13.75 per share as reported by the American Stock Exchange.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

====================================================================================================================================
                                              Year Ended                         Years Ended February 28/29
                                              December 31,     -------------------------------------------------------------
                                                 1995              1995             1994             1993             1992
- ------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

Revenues                                       $ 138,871        $ 194,789        $ 175,713        $ 222,318        $ 491,117

Equity in losses of Joint Ventures                (7,981)          (2,257)            (777)              --               --

Loss from continuing operations before
  extraordinary item                             (87,024)         (69,411)        (132,530)         (72,973)        (280,832)

Loss from discontinued operations               (293,570)              --               --               --          (31,239)

Loss before extraordinary item                  (380,594)         (69,411)        (132,530)         (72,973)        (312,071)

Net Profit (Loss)                               (412,976)         (69,411)        (132,530)         250,240         (312,071)

Loss from continuing operations before
  extraordinary item per common share                 (3.54)           (3.43)           (7.71)          (19.75)       (3,052.52)

Loss before extraordinary item per
  common share                                       (15.51)           (3.43)           (7.71)          (19.75)       (3,392.08)

Net profit (loss) per common share                   (16.83)           (3.43)           (7.71)           67.74        (3,392.08)

Common and common equivalent shares
  entering into computation of per-share
  amounts                                         24,541           20,246           17,188            3,694               92

Dividends per common share                            --               --               --               --               --

BALANCE SHEET DATA

Total Assets                                     599,638          391,870          520,651          704,356          856,950
Notes and subordinated debt                      304,643          237,027          284,500          325,158          521,968
====================================================================================================================================

See accompanying notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

General

     On November 1, 1995, Orion, MITI, the Company and Sterling consummated the November 1 Mergers. In connection with the November 1 Mergers, the Company changed its name from "The Actava Group Inc." ("Actava") to "Metromedia International Group, Inc."

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

     The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper. In addition, the Company's investment in Roadmaster has been deemed to be a non-strategic asset. The Company intends to dispose of its investment in Roadmaster during 1996. Snapper and Roadmaster are included in the consolidated financial statements of the Company as assets held for sale.

     The Company, in the ordinary course of its business, evaluates new opportunities and strategies for enhancing stockholder value. As discussed above, the Company has entered into definitive agreement to acquire Goldwyn and has signed a letter of intent to acquire MPCA. See "Item 1. Business--Recent Developments." The acquisition of Goldwyn will provide the Entertainment Group (as defined below) with a valuable library of over 850 film and television titles, including numerous Hollywood classics and more critically acclaimed recent films. Goldwyn also owns a leading specialized theatre circuit of 52 theatres with 140 screens. The acquisition of MPCA will enhance the Entertainment Group's ability to produce and acquire new film product. The acquisitions of Goldwyn and MPCA are important steps in the Company's plan to enhance its role as a leading global entertainment, media and communications company.

     The consummation of each of the Goldwyn Merger and the MPCA Acquisition is subject to various conditions described above in "Item 1. Business--Recent Developments." In addition, the Company intends to pursue a strategy of making selective acquisitions of attractive entertainment and communications assets that complement its existing business groups. In particular, the Company is interested in expanding its library of proprietary motion picture rights and in expanding the network through which it distributes various entertainment and communication products and services.

     The business activities of the Company consist of two business segments:
(i) the Entertainment Group, which includes the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product (the "Entertainment Group"), and (ii) the Communications Group, which includes wireless cable television, paging services, radio broadcasting, and various types of telephone services (the "Communications Group").

The Entertainment Group

     The Company operates its entertainment operations through Orion. Until November 1, 1995, Orion operated under the terms of the Plan, which severely limited Orion's ability to finance and produce additional theatrical motion pictures. See Notes 2 and 3 to the "Notes to the Consolidated Financial Statements" included in Item 8. Therefore, Orion's primary activity prior to the November 1 Mergers was the ongoing distribution of its library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations.

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

The Communications Group

     The Company operates its communications operations through MITI and its subsidiaries, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the former Soviet Union and in certain other Eastern European countries. During 1995, the Company began to pursue opportunities to extend its communications businesses into emerging markets in the Pacific Rim.

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

     The following table sets forth the operating results and financial condition of the Company's filmed entertainment and communications segments. Financial information summarizing the results of operations of Snapper, which is classified as an asset held for sale, is presented in Note 2 of the "Notes to the Consolidated Financial Statements."

                         METROMEDIA INTERNATIONAL GROUP
                               Segment Information
                    Management's Discussion & Analysis Table
                                December 31, 1995

                                      Calendar Year   Fiscal Year    Fiscal Year
                                           1995           1995          1994
                                        --------       --------       --------
                                         (Note 1)
Revenues
  Entertainment                          133,812        191,244        175,662
  Communications                           5,158          3,545             51
  Other                                      (99)            --             --
                                        --------       --------       --------
    Total                                138,871        194,789        175,713

Cost of Rentals and Operating
  Expenses
  Entertainment                         (132,950)      (187,477)      (243,030)
  Communications                             188            221             34
                                        --------       --------       --------
    Total                               (132,762)      (187,256)      (242,996)

Selling, General &
  Administrative
  Entertainment                          (22,695)       (21,278)       (20,931)
  Communication                          (26,422)       (18,892)        (6,011)
  Other                                     (912)          (221)           (34)
                                        --------       --------       --------
    Total                                (50,029)       (40,391)       (26,976)

Management Fees                             (742)          (175)           (75)

Depreciation & Amortization
  Entertainment                             (694)          (767)          (708)
  Communication                           (2,101)        (1,149)          (174)
  Other                                       --             --             --
                                        --------       --------       --------
    Total                                 (2,795)        (1,916)          (882)

Operating Loss
  Entertainment                          (22,602)       (18,278)       (89,007)
  Communications                         (23,880)       (16,671)        (6,209)
  Other                                     (975)            --             --
                                        --------       --------       --------
    Total                                (47,457)       (34,949)       (95,216)

Interest Expense
  Entertainment                          (27,179)       (31,280)       (33,067)
  Communications                          (3,727)        (1,109)          (348)
  Other                                   (2,208)            --             --
                                        --------       --------       --------
    Total                                (33,114)       (32,389)       (33,415)

Interest Income
  Entertainment                            1,069          2,198            771
  Communications                           2,506            896             --
                                        --------       --------       --------
    Total                                  3,575          3,094            771

Chapter 11 Reorganization Items           (1,280)        (1,610)        (1,793)
Provision for Income Taxes                  (767)        (1,300)        (2,100)
Equity in losses of Joint Ventures        (7,981)        (2,257)          (777)
Discontinued Operations                 (293,570)            --             --
Early Extinguishment of Debt             (32,382)            --             --
                                        --------       --------       --------
        Net Loss                        (412,976)       (69,411)      (132,530)
                                        ========       ========       ========

The Entertainment Group--Results of Operations

Calendar Year Ended December 31, 1995 Compared to Fiscal Year Ended February 28, 1995

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

     Home video subdistribution revenues for calendar 1995 were $3,935,000, a decrease of $2,814,000 or 42% from fiscal 1995. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. ("Sony"). All 23 pictures covered by this agreement have been released theatrically. Orion's reduced theatrical release schedule in calendar 1995 and fiscal 1995 has negatively impacted home video subdistribution revenues and will continue to do so in the future until Orion produces or acquires significant new product for theatrical distribution.

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

Interest Expense

     Interest expense decreased by $4,101,000 or 13% to $27,179,000 for calendar 1995, primarily due to a decrease in the average amount of debt outstanding. The average interest rates on average debt outstanding of $189,349,000 and $233,376,000 in calendar 1995 and fiscal 1995 were 12.3% and 10.9%, respectively.

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

Fiscal Year Ended February 28, 1995 Compared to Fiscal Year Ended February 28, 1994

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

     Home video subdistribution revenues for fiscal 1995 were $6,749,000, a decrease of $5,496,000 or 45% from the previous year. These revenues were primarily generated in the foreign marketplace through a subdistribution agreement with Sony. All 23 pictures covered by this agreement have been released theatrically. The Company's reduced theatrical release schedule in fiscal 1995 and 1994 have begun to have and will continue to have an adverse effect on future home video subdistribution revenues.

     Pay television revenues were $60,900,000 in fiscal 1995, an increase of $58,570,000 from the previous year due to the availability of eleven titles in the pay cable market pursuant to the Showtime Settlement during fiscal 1995. Pay television revenues for fiscal 1995 included approximately $46,000,000 from the recognition of revenues relating to these eleven titles, including license fees on seven titles that had been deferred from prior years. Revenues expected to be recognized in future periods for the last five released titles under the Showtime Settlement approximate $13,500,000.

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

Operating Loss

     Operating loss decreased $70,729,000 in fiscal 1995 to ($18,278,000) from an operating loss of ($89,007,000) in fiscal 1994. The most significant contributions to the Company's fiscal 1995 operating results came from the recognition of significant domestic pay television license fees pursuant to the Showtime Settlement. The Company's fiscal 1995 and fiscal 1994 results were both adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product. Such writedowns totaled approximately $17,100,000 for fiscal 1995 compared to approximately $94,600,000 for fiscal 1994. For fiscal 1994, the writedowns included an aggregate $76,000,000 attributed to reduced license fees as a result of the Showtime

Settlement, disappointing results of four pictures released that year, and additional provisions on the five then unreleased pictures. In addition, approximately two-thirds of the Company's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

Interest Expense

     Interest expense fell by $1,787,000 or 5% to $31,280,000 for fiscal 1995, primarily due to a decrease in the average amount of debt outstanding, though this decrease was partially offset by increased interest rates. The average interest rate increased to 10.9% in fiscal 1995 from 9.4% in fiscal 1994 on average debt outstanding of $233,376,000 and $279,506,000 in fiscal 1995 and 1994, respectively.

The Communications Group--Results of Operations

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

Interest Expense

     Interest expense increased to $3,727,000 in 1995 from $1,109,000 in 1994 and $348,000 in 1993, largely due to increased borrowings from affiliates and others in order to finance the operations and investment activities of MITI during these periods. The average interest rates on average debt outstanding of $36,002,000, $11,846,000 and $9,043,000 in 1995, 1994 and 1993 were 9.9%, 9.4%
and 3.6%, respectively.

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

     The increase in losses of the Joint Ventures of $5,724,000 from 1994 to 1995 is primarily attributable to losses of $4,047,000 incurred as part of the expansion of its cable TV operations, and the opening of a radio station in Moscow which resulted in a loss of $1,289,000. As of September 30, 1995 there were six cable TV Joint Ventures in operation as compared to four in the prior year. MITI's cable TV Joint Ventures in Moscow and Riga were responsible for $2,075,000 and $1,303,000, respectively, of this increased loss. These losses were due to one-time writedowns of older equipment and additional expenses incurred for programming and marketing related to expanding the services provided and ultimately increasing the number of subscribers. All other cable TV operations, including two new ventures and the expansion of two others that were in their second year of operations, increased losses by $669,000. The increased loss experienced by the radio station in Moscow was attributable to a substantial revision in its programming format and the establishment of sales and related support staff needed to effectively compete in the Moscow market.

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

The Company Consolidated--Results of Operations

Calendar Year Ended December 31, 1995 Compared to Fiscal Year Ended February 28, 1995

     During calendar 1995, the Company reported a loss from continuing operations of $87,024,000, a loss from discontinued operations of $293,570,000 and a loss on extinguishment of debt of $32,382,000, resulting in a net loss of $412,976,000. This compares to a net loss of $69,411,000 for fiscal 1995, all of which came from continuing operations. The loss from continuing operations increased by $17,613,000 from calendar 1995 as compared to fiscal 1995, primarily a result of an increase in MITI's operating loss in calendar 1995. See "Communications Group--Results of Operations." The fiscal 1994 net loss of $132,530,000 was from continuing operations.

     The effect of the acquistions of Actava and Sterling on Calendar 1995 results of operations was to increase revenues by $198,000, increase selling, general, and administrative expenses by $1,551,000, and increase interest expense by $2,208,000.

     The calendar 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to Snapper on November 1, 1995 to its net realizable value.

     The extraordinary loss on early extinguishment of debt in calendar 1995 was due to the repayment and termination of the Plan Debt, which was refinanced with funds provided under the Orion Credit Facility and a noninterest bearing promissory note from the Company, and to the charge-off of the unamortized discount associated with such obligations.

Liquidity and Capital Resources

     The Company

     The Company is a holding company and, accordingly, does not generate cash flows. Orion, the Company's filmed entertainment subsidiary, is restricted under covenants contained in the Orion Credit Agreement from making dividend payments or advances to the Company. As discussed above, MITI is dependent on the Company for significant capital infusions to fund its operations, as well as its commitments to make capital contributions and loans to its Joint Ventures. The Company anticipates that MITI's funding requirements for 1996 will be approximately $40.0 million based in part on the anticipated funding needs of the Joint Ventures. Future capital requirements of MITI will depend on the ability of MITI's Joint Ventures to generate positive cash flows.

     The Company is obligated to make principal and interest payments under its own various debt agreements (see Note 8 to "Notes to the Consolidated Financial Statements"), in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims (see
Note 1 to the "Notes to the Consolidated Financial Statements").

     The Company is currently a party to a $35 million credit agreement with Chemical (the "MIG Credit Facility"). The Company is required to repay all amounts outstanding on October 30, 1996. At December 31, 1995, approximately $28.8 million was outstanding under the MIG Credit Facility. Under the terms of the MIG Credit Facility, the Company may borrow up to $35 million as long as all outstanding loans do not exceed 65% of the market value of its holdings of Roadmaster common stock. Based upon the current market price of Roadmaster, the Company may not borrow any additional amounts under the MIG Credit Facility. The MIG Credit Facility is secured by all of the stock of Roadmaster owned by the Company and a subordinated lien on the assets of Snapper. The loan is guaranteed by MITI.

     The Company's 9 7/8% Senior Subordinated Debentures due 1997 require it to make annual sinking fund payments in March of each year of $3,000,000 (which the Company may increase to $6,000,000). At December 31, 1995, $18 million remained outstanding under the 9 7/8% Senior Subordinated Debentures.

     The Company's 9 1/2% Subordinated Debentures are due in 1998 and approximately $59 million remained outstanding at December 31, 1995. These debentures do not require annual principal payments.

     The Company's $75 million face value 6 1/2% Convertible Subordinated Debentures are due in 2002. The debentures are convertible into common stock at a conversion price of $41 5/8 per share at the holder's option and do not require annual principal payments.

     Interest on the Company's outstanding indebtedness approximates $14 million for 1996. The average debt outstanding and average interest rate on such debt for the two months of operations of MIG included in calendar 1995 was $176,529,000 and 7.5%, respectively.

     In the short term, the Company intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. At December 31, 1995, the Company had approximately $21.8 million of available cash on hand. During December 1995, the Company adopted a formal plan to dispose of Snapper. At December 31, 1995 the carrying value of Snapper was $79.2 million. The Snapper carrying value represents the Company's estimated proceeds from the sale of Snapper and repayment of intercompany loans, through the anticipated date of sale. Management believes that Snapper will be disposed of by November 1996. In addition, the Company anticipates disposing of its investment in Roadmaster during 1996. The carrying value of the Company's investment in Roadmaster at December 31, 1995 was $47.5 million.

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

     In connection with the consummation of the Goldwyn Merger, the Company intends to refinance the MIG Credit Facility, the Orion Term Loan, the Orion Revolver and existing Goldwyn Debt. The Company intends to use the proceeds of an equity offer and a new Entertainment Group credit facility (the "Entertainment Group Credit Facility") to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, (ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) Orion's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service the new Entertainment Group Credit Facility. There can be no assurance that the Company will be successful in consummating the equity offering and refinancing its indebtedness or that such refinancing can be accomplished on favorable terms. In the event the Company is unable to successfully complete such a refinancing, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

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

Calendar Year Ended December 31, 1995 Compared to Fiscal Year Ended February 28, 1995

Cash Flows from Operating Activities

     Cash provided by operating activities decreased $54.6 million or 71% from fiscal 1995 to calendar 1995.

     The calendar 1995 net loss of $413.0 million includes a loss on discontinued operations of $293.6 million and a loss on early extinguishment of debt of $32.4 million. The calendar 1995 net loss, exclusive of the losses on discontinued operations and extraordinary items was $87.0 million compared to a $69.4 million net loss in fiscal 1995.

     Losses from operations include significant non-cash items of depreciation, amortization and equity in loss of joint ventures. Non-cash items decreased $46 million or 28% from $161.6 million in fiscal 1995 to $115.6 million in calendar 1995. The decrease in non-cash items principally relates to amortization of film costs. Net changes in assets and liabilities decreased cash flows from operations in calendar 1995 and fiscal 1995 by $6.3 million and $15.2 million, respectively. After adjusting net losses for discontinued operations, extraordinary items, non-cash items and net changes in assets and liabilities, the Company's cash flow from operating activities was $22.3 million and $76.9 million in calendar 1995 and fiscal 1995, respectively.

     As discussed below, the decrease in cash flows in calendar 1995 generally resulted from the reduction in revenues caused by Orion's reduced release schedule and increases in selling, general and administrative expenses at MITI and Orion. Net interest expense remained relatively constant from fiscal 1995 to calendar 1995. The Orion reduced release schedule, which is the result of the restrictions imposed upon Orion while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided from operations.

Cash Flows from Investing Activities

     Cash flows from investing activities increased $131.2 million from a use of funds in fiscal 1995 of $49.9 million to cash provided in calendar 1995 of $81.3 million.

     The principal reasons for this increase in cash from investing activities was the collection of notes receivable from Metromedia Company of $45.3 million and net cash acquired in the November 1 Mergers of $72.1 million net of advances to Snapper of $4.2 million in calendar 1995.

     Investments in film inventories decreased $18.1 million or 79% from $22.8 million in fiscal 1995 to $4.7 million in calendar 1995. Such decrease reflects the releasing costs of the last five pictures fully or substantially financed by Orion in fiscal 1995 compared to minimal investments in films since the removal of the restrictions of the Plan in connection with the November 1 Mergers for calendar 1995.

     Investments in MITI joint ventures increased $4.8 million or 29% from $16.4 million in fiscal 1995 to $21.2 million in calendar 1995. The increase represents an increase in the number of MITI joint ventures as well as additional funding of existing ventures. In addition, fiscal 1995 included net cash paid for East News Channel Trading and Service, Kft ("East News Channel Trading") of $7.0 million.

Cash Flows from Financing Activities

     Cash used in financing activities increased $48.3 million or 131% from $36.9 million in fiscal 1995 to $85.2 million in calendar 1995.

     As more fully described below, the increase in cash used in financing activities principally resulted from the repayment of approximately $210 million of Plan debt of Orion in connection with the November 1 Mergers. Orion repaid its outstanding plan debt with $135 million of proceeds from the Orion Term Loan and amounts advanced from the Company.

     The remaining payments on notes and subordinated debt in calendar 1995 and the fiscal 1995 payments principally represent Orion's repayments of Plan debt under the requirements of the Plan.

     In addition to the Orion Term Loan, proceeds from issuance of long-term debt in calendar 1995 includes the Company and Orion borrowings under revolving credit agreements of $28.8 million and $11.9 million respectively. Proceeds from issuance of long term debt in fiscal 1995 represent MITI and Orion borrowings from Metromedia Company.

     Proceeds from issuance of stock decreased $15.4 million from $17.7 million in fiscal 1995 to $2.3 million in calendar 1995.

Fiscal 1995 Ended February 28, 1995 Compared to Fiscal Year Ended February 28, 1994

Cash Flows from Operating Activities

     Cash provided by operating activities decreased $6 million or 7% from fiscal 1994 to fiscal 1995.

     Net loss decreased from $132.5 million in fiscal 1994 to $69.4 million in fiscal 1995. After adjusting net losses for non-cash items of $161.6 million and $218.8 million and changes in assets and liabilities that decreased cash flows of $15.2 million and $3.4 million, cash flows from operating activities were $76.9 million and $82.9 million in fiscal 1995 and fiscal 1994, respectively.

     Operating cash flows decreased in fiscal 1995 principally due to an increase in selling, general and administrative expenses at MITI as the Company continued to expand its communications segment. Operating cash flows at Orion were essentially the same for fiscal 1995 and fiscal 1994, reflecting comparable activity from year to year. The decrease in operating losses at the filmed entertainment segment in fiscal 1995 resulted from significant non-cash adjustments to film inventory in fiscal 1994.

Cash Flows from Investing Activities

     Cash flows used in investing activities decreased $21.3 million or 30% from $71.2 million in fiscal 1994 to $49.9 million in fiscal 1995.

     The decrease in cash used in investing activities resulted from the decrease in investments in film inventories of $44.6 million offset by increases in investments in joint ventures of $11.7 million and cash acquisitions of subsidiaries of $6.0 million.

Cash Flows from Financing Activities

     Cash used in financing activities decreased $15.5 million or 30% from $52.4 million in fiscal 1994 to $36.9 million in fiscal 1995.

     The decrease in cash used in financing activities resulted from an increase in proceeds from the issuance of long-term debt of $35.6 million and an increase in proceeds from issuance of stock of $10.1 million offset by an increase in payments on notes and subordinated debt of $30.3 million from fiscal 1994 to fiscal 1995.

     The repayments of debt in fiscal 1995 and 1994 represent Orion repayments of Plan debt under the requirements of the Plan. Proceeds from issuance of long term debt principally represent borrowings from Metromedia in fiscal 1995 and 1994.

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

     In connection with the consummation of the November 1 Mergers, the restrictions imposed by the agreements entered into in connection with the Plan on Orion's ability to produce and acquire new motion picture product were eliminated. As a result, Orion has begun the process of producing, acquiring and financing theatrical films consistent with the covenants set forth in the Existing Orion Credit Agreement (as defined below). The principal sources of funds for Orion's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under the Orion Revolver (as defined below). Orion's operating plan involves the production or acquisition and release of lower budget films, the distribution of films for third parties and the continued distribution of its film library. Orion generally plans to release approximately 8 to 10 films per year, including two or three films to be produced by Orion or in conjunction with others.

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

     On November 1, 1995, in connection with the consummation of the November 1 Mergers, Orion received contributions of approximately $19.4 million of new assets from the Company. Orion also issued a non interest bearing promissory note of approximately $72.9 million to the Company. The proceeds from the promissory note as well as the Orion Term Loan (as defined below) were used directly or indirectly to repay and terminate the Plan Debt.

     On November 1, 1995, Orion entered into a credit agreement (the "Existing Orion Credit Agreement") with a syndicate of lenders led by Chemical Bank, as agent ("Chemical"). The Existing Orion Credit Agreement consists of a $135 million term loan (the "Orion Term Loan") with quarterly payments of $6.75 million commencing March 1996 and a maturity date of December 31, 2000; and a $50 million revolver (the "Orion Revolver") with a final maturity of December 31, 2000. The amount outstanding under the Orion Term Loan as of February 19, 1996 was $106.8 million. The amount available under the Orion Revolver as of February 19, 1996 was $27.7 million (of which $4 million is reserved for an outstanding letter of credit). Interest is charged on the Orion Term Loan at the agent bank's prime rate plus 2% or at 3% above the LIBOR rate, at Orion's option; and for the Orion Revolver at the agent bank's prime rate plus 1/2% or at 1-1/2% above the LIBOR rate, also at Orion's option. At December 31, 1995, the effective interest rates on the Orion Term Loan and the Orion Revolver were 8.9% and 7.3%, respectively. Indebtedness under the Existing Orion Credit Agreement is secured by all of Orion's assets, including the common stock of Orion and its subsidiaries. In addition to the quarterly amortization schedule, the Existing Orion Credit Agreement provides that in the event that the ratio of the value of the eligible accounts receivable in Orion's borrowing base to the amount outstanding under the Orion Term Loan (the "Borrowing Base Ratio") does not exceed a designated threshold, all cash received by Orion must be used to prepay principal and interest on the Orion Term Loan until such Borrowing Base Ratio exceeds such designated threshold. All prepayments may be applied against scheduled quarterly repayments.

     As a result of prepayments, Orion has satisfied its scheduled amortization payments through December 31, 1996. To the extent the Borrowing Base Ratio exceeds the threshold set forth in the Existing Orion Credit Agreement, and is not needed to amortize the Orion Term Loan, Orion may use any excess cash to pay its operating expenses, including the costs of acquiring new film product or new production. The Borrowing Base Ratio currently exceeds the designated threshold. In addition, Orion has established a system of lockbox accounts and collection accounts to maintain Chemical's security interest in the cash proceeds of Orion's accounts receivable. Amounts outstanding under the Orion Revolver are guaranteed jointly and severally by Metromedia and by John W. Kluge.

     The Existing Orion Credit Agreement also contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens and on the number of films Orion may produce, restrictions on the development costs and budgets for such films, limitations on the aggregate amount of unrecouped print and advertising costs Orion may incur, limitations on the amount of Orion's leases, capital and overhead expenses, prohibitions on the declaration of dividends or distributions by Orion to the Company, limitations on the merger or consolidation of Orion or the sale by Orion of any substantial portion of its assets or stock and restrictions on Orion's line of business, other than activities relating to the production and distribution of entertainment product. The Existing Orion Credit Agreement also contains several financial covenants, including the requirement that Orion maintain the ratio of Orion's Free Cash Flow (as defined in the Existing Orion Credit Agreement) to its cumulative investment in film product above certain specified levels at the end of each fiscal quarter, and that Orion's cumulative investment in film product not exceed Free Cash Flow by more than $50,000,000. In addition, the Existing Orion Credit Agreement contains a covenant which would be triggered if the amount of Orion's net losses exceeds certain levels for each fiscal year beginning with the fiscal year ended December 31, 1996.

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

     The Communications Group

     MITI has invested significantly (through capital contributions, loans and management assistance and training) in its Joint Ventures. MITI has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in emerging markets. MITI and primarily all of its Joint Ventures are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start-up phase of operations.

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

     During 1995, MITI received equity contributions of approximately $62,000,000 from MIG, including cash and notes payable to a Metromedia affiliate that were converted into equity of MIG at the time of the November 1 Mergers.

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

     Cash used for investing activities in 1994 includes $7,033,000 paid to complete MITI's acquisition of East News Channel Trading, in addition to the approximately $1,055,000 paid in 1993. The remaining funds invested in Joint Ventures during 1995 and 1994 were capital contributions required by the respective joint venture agreements and to provide equipment and working capital under lines of credit. These capital requirements amounted to approximately $21,165,000 and $16,409,000 for 1995 and 1994, respectively. Capital expenditures in 1995 and 1994 were primarily the result of expanding MITI's operations and establishing offices in Moscow, Russia; Vienna, Austria; Budapest, Hungary and Hong Kong.

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

     MITI continues to seek out and enter into arrangements whereby it can offer communications services through joint venture arrangements. Additional Joint Ventures are being planned in countries in which MITI currently has investments, as well as in emerging markets in the Pacific Rim. In December 1995, MITI and Protocall Ventures Ltd. ("Protocall") executed a letter of intent together with a loan agreement. The letter of intent calls for MITI to loan up to $1,500,000 to Protocall and to purchase 51% of Protocall for $2,600,000. As of December 31, $915,000 had been loaned to Protocall against the $1,500,000 loan. Upon closing of the purchase agreement, any principal and accrued interest outstanding under the loan will be offset against the purchase price otherwise payable to Protocall. The parties have until [March 31, 1996] to negotiate, execute and close a definitive purchase agreement and shareholders agreement. If the parties are unable to reach a definitive agreement, the terms of the loan call for an annual interest rate of the Chemical prime rate plus 2% and the repayment of the loan on December 12, 1996.

     MITI requires significant capital to fund its operations and to make capital contributions and loans to its Joint Ventures. MITI relies on the Company to provide the financing for these activities. In addition, Metromedia has made available to MITI up to $15 million of revolving credit in order to satisfy its commitments and working capital requirements pursuant to a Bridge Loan Agreement dated as of February 29, 1996 (the "MITI Bridge Loan"). MITI may use the proceeds of loans under such agreement for general corporate and working capital purposes. As of March 1, 1996 MITI had not borrowed any monies under the MITI Bridge Loan Agreement. Interest is payable on all loans made pursuant to the MITI Bridge Loan Agreement at a rate equal to Chemical's prime rate plus 2%. All loans thereunder are due and payable on the earlier to occur of (i) the consummation of the refinancing of substantially all of the Company's indebtedness in connection with the Goldwyn Merger and (ii) January 15, 1997. The Company believes that as more of MITI's Joint Ventures commence operations and reduce their dependence on MITI for funding, MITI will be able to finance its own operations and commitments from its operating cash flow and MITI will be able to attract its own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to MITI at all or on terms and conditions that are acceptable to the Company.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Certain statements in this Form 10-K, including numerous statements in this Section, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe and the former Soviet Republics and other emerging markets which may affect the Communications Group's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Communications Group has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the former Soviet Republics and other emerging markets which may affect the Communications Group's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe; exchange rate fluctuations; license renewals for the Communications Group's investments in Eastern Europe; the loss of any significant customers (especially in the Communications Group's business); changes in business strategy or development plans, which may, among other things, prolong the time it takes to achieve the performance results included herein; the significant indebtedness of the Company, including the Company's ability to service its indebtedness and to comply with certain restrictive covenants; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Form 10-K, as amended.

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

     Certain information concerning the executive officers of the Company is set forth in Part I.

MEMBERS OF THE BOARD OF DIRECTORS

     The following is a brief description of the business experience for at least the past five years of current members of the Board of Directors of the
Company:

        Name, Principal Occupation For Past Five Years and Certain                      Class of    Director
                               Directorships                                  Age      Directors      Since
                               -------------                                  ---      ---------      -----
John P. Imlay, Jr.                                                             59       Class I       1993
   Served since 1990 as Chairman of Dun & Bradstreet Software
   Services, Inc., an application software company located in Atlanta,
   Georgia. Mr. Imlay is the former Chairman of Management Science
   America, a mainframe applications software company.
   Management Science America was acquired by Dun & Bradstreet
   Software Services, Inc. in 1990. Mr. Imlay is also a director of the
   Atlanta Falcons, a National Football League team, and The Gartner
   Group. Mr. Imlay is a member of the Audit Committee and the
   Compensation Committee.

John W. Kluge                                                                  81       Class I       1995
   Chairman of the Board of Directors of the Company since
   November 1, 1995.  Chairman of the Board and a director of Orion
   Pictures Corporation since 1992. Chairman and President of
   Metromedia and its predecessor-in-interest, Metromedia, Inc. for over five years. Director of The Bear Stearns Companies, Inc.,
   WorldCom, Inc., Conair Corporation and Occidental Petroleum
   Corporation. Mr. Kluge is Chairman of the Executive Committee.

Stuart Subotnick                                                               54        Class I      1995
   Vice Chairman of the Board of Directors of the Company since
   November 1, 1995.  Vice Chairman of the Board and a director of
   Orion Pictures Corporation since 1992. Executive Vice President of
   Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Director of Carnival Cruise Lines, Inc. and
   WorldCom, Inc. Mr. Subotnick is Chairman of the Audit
   Committee and a member of the Executive and Nominating
   Committees.

        Name, Principal Occupation For Past Five Years and Certain                      Class of    Director
                               Directorships                                  Age      Directors      Since
                               -------------                                  ---      ---------      -----
John D. Phillips                                                               53       Class II      1994
   President and Chief Executive Officer of the Company since
   April 19, 1994. Elected to the Board of Directors of the Company
   and to the Executive Committee on the same date. Mr. Phillips served as Chief Executive Officer of Resurgens Communications
   Group, Inc. from May 1989 until Resurgens was merged with
   Metromedia Communications Corporation and LDDS
   Communications, Inc. (now known as WorldCom, Inc.) in
   September 1993. He is a director of Restor Industries, Inc. and
   Roadmaster Industries, Inc. ("Roadmaster")

Richard J. Sherwin                                                             52       Class II      1995
   Co-President of MITI.  Mr. Sherwin has served as a President and director of MITI and its predecessor companies since October 1990.
   Prior to that, Mr. Sherwin served as the Chief Operating Officer of
   Graphic Scanning Corp., a paging and wireless telecommunications company.
Leonard White                                                                  56       Class II      1992
   President and Chief Executive Officer of Orion. Mr. White has
   served in this capacity from March 1992 through November 1, 1995.
   Interim President and Chief Executive Officer of Orion from March
   1992 until November 1992. Chairman of the Board and Chief Executive
   Officer of Orion Home Entertainment Corporation, a subsidiary of
   Orion ("OHEC"), from March 1991 until March 1992. President and
   Chief Operating Officer of Orion Home Video division of OHEC from
   March 1987 until March 1991.

Clark A. Johnson                                                               64      Class III      1990
   Director of the Company since April 27, 1990. He has served as chairman and Chief Executive Officer of Pier One Imports, Inc., a
   specialty retailer of decorative home furnishings, since August
   1988. Mr. Johnson is a director of Albertson's, Inc., Anacomp,
   Inc., Heritage Media Corporation, InterTAN, Inc. and Pier One
   Imports, Inc. Mr. Johnson is a member of the Compensation and
   Audit Committees.

Silvia Kessel                                                                  45      Class III      1995
   Senior Vice President, Chief Financial Officer and Treasurer of the
   Company since the November 1, 1995. Executive Vice President and a director of Orion Pictures Corporation since January 1993. Senior
   Vice President of Orion from June 1991 to November 1992. Senior
   Vice President of Metromedia since January 1994. President of Kluge
   & Company from January 1994. Managing Director of Kluge & Company
   (and its predecessor) from April 1990 to January 1994. Director of
   WorldCom, Inc. Ms. Kessel is a member of the Nominating Committee.

        Name, Principal Occupation For Past Five Years and Certain                      Class of    Director
                               Directorships                                  Age      Directors      Since
                               -------------                                  ---      ---------      -----
Carl E. Sanders                                                                70      Class III      1967
   Engaged in the private practice of law as Chairman of Troutman
   Sanders, a law firm located in Atlanta, Georgia. Director of the
   Company since 1967, except for a one-year period from April 1970 to
   April 1971. Former Governor of the State of Georgia and a director of Carmike Cinemas, Inc., Norrell Corporation, Healthdyne, Inc.,
   and Roadmaster Industries, Inc. Mr. Sanders is Chairman of the
   Compensation Committee.

Arnold L. Wadler                                                               52      Class III      1995
   Senior Vice President, General Counsel and Secretary of the Company
   since November 1, 1995. Senior Vice President, Secretary and
   General Counsel of Metromedia and its predecessorin-interest,
   Metromedia, Inc., for over five years. Director of Orion Pictures
   Corporation since 1992. Mr. Wadler is Chairman of the Nominating
   Committee.

     On the Filing Date, Orion and certain of Orion's subsidiaries filed voluntary bankruptcy petitions under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court for the Southern District of New York confirmed the Plan on October 10, 1992 and the Plan was consummated on November 5, 1992. Each of Silvia Kessel and Leonard White, current directors of the Company, served as Executive Officers of Orion on the Filing Date.

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

                                           Summary Compensation

                                                                                       Long-Term Compensation
                                                           Annual Compensation                Awards
                                                  ------------------------------------    ----------------
                                                                              Other
                                                                             Annual     Number of Securities    All Other
                                                                            Compensa-        Underlying        ompensation
  Name and Principal Position         Year        Salary($)     Bonus($)    tion($)(1)    Stock Options(#)        ($)(2)
  ---------------------------         ----        ---------     --------    ----------    ----------------        ------
John D. Phillips                     1995         $624,984      $750,000        --                -0-            $ 15,096
  President and                      1994(3)      $438,289      $438,289        --            300,000            $ 13,336
  Chief Executive Officer .....      1993(3)          --            --          --               --                  --

Frederick B. Beilstein, III(4)       1995         $274,992      $137,500        --                -0-            $  4,480
  Former Senior Vice President,      1994         $274,992      $165,000        --             95,000            $  4,435
  Treasurer and Chief
  Financial Officer .........        1993         $269,783      $ 41,250        --             19,100            $  4,390

Walter M. Grant(5)                   1995         $237,500      $118,750        --                -0-            $  9,757
  Former Senior Vice President,      1994         $237,500      $142,500        --             95,000            $ 12,623
  General Counsel and
  Secretary ...................      1993(6)      $110,048      $ 16,875        --             20,000            $ 44,645

W. Tod Chmar                         1995         $235,000      $235,000        --                -0-            $  4,095
  Senior Vice President .......      1994(3)      $164,801      $ 98,881        --             70,000               6,866
                                     1993(3)          --            --          --               --                  --

- ----------

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

     Mr. Beilstein served as a consultant to the Company from January 22, 1996 through March 3, 1996 pursuant to the terms of a Post-Employment Consulting Agreement between the Company and Mr. Beilstein. See "--Certain Agreements Regarding Employment--Post-Employment Consulting Agreements with Walter M. Grant and Frederick B. Beilstein."

(5) Mr. Grant served as Senior Vice President, General Counsel and Secretary of the Company from July 6, 1993 until the consummation of the November 1 Mergers. Following November 1, 1995, Mr. Grant has remained as an employee of the Company in order to assist in transition activities relating to the November 1 Mergers. The amounts shown in the table for 1995 reflect all compensation paid to or accrued for Mr. Grant during 1995. It is contemplated that Mr Grant will remain as an employee of the Company until June 15, 1996, after which he will serve as a consultant to the Company pursuant to the terms of a Post-Employment Consulting Agreement between the Company and Mr. Grant. See "--Certain Agreements Regarding Employment--Post-Employment Consulting Agreements with Walter M. Grant and Frederick B. Beilstein."

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

                                                            FY End Value--$14.00

             AGGREGATED OPTION AND SAR EXERCISES IN 1995 AND FISCAL
                         YEAR-END OPTION AND SAR VALUES

                                                                     Number of Securities
                                              Value Realized        Underlying Unexercised        Value of Unexercised in
                                  Shares     ($)(Market price       Options/SARs at Fiscal         the Money Options/SARs
                               acquired on   at exercise less            Year End(#)                at Fiscal Year End($)
           Name                exercise(#)    exercise price)    Exercisable   Unexercisable    Exercisable     Unexercisable
           ----                -----------    ---------------    -----------   -------------    -----------     -------------
John D. Phillips...........         -0-               -0-          300,000           -0-        $2,287,500              -0-
Frederick B. Beilstien, III      47,000          $417,000           49,825        52,275        $   33,425         $272,445
Walter M. Grant............      46,000          $409,430           16,500        52,500        $   88,914         $296,876
W. Tod Chmar...............         -0-               -0-           36,542        36,542        $  185,938         $185,938

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

     A participant's compensation covered by the Company's pension plan and supplemental pension plan is his or her average annual compensation for the five consecutive calendar plan years during the last ten years of the participant's career for which such average is the highest or, in the case of a participant who has been employed for less than five full calendar years, the period of his or her employment with the Company and its subsidiaries ("covered compensation"). A participant's covered compensation generally means the total taxable compensation required to be reported on the participant's Form W-2 for income tax purposes, except that this amount (excluding bonuses) is annualized for periods covering less than a full calendar year. Generally, a participant earns retirement benefits at the rate of 2% of his covered compensation for the first 20 years of service and 1% for each additional 20 years of service. Participants become vested in their retirement benefits after completing at least five years of servicing or attaining age 50 or upon retirement after age 62 with at least one year of service. The estimated years of service for each Named Executive Officer as of December 31, 1995 was as follows: Mr. Phillips:
1-2/3 years; Mr. Beilstein: 4-1/2 years; Mr. Grant - 2 1/2 Years; and Mr. Chmar:
1-2/3 years. Based on these provisions and the number of years of service completed, the annual vested retirement benefits as of December 31, 1995 were $42,015 for Mr. Phillips and $24,189 for Mr. Grant. These benefits are based on a straight line annuity beginning at age 62. Mr. Beilstein and Mr. Chmar did not have a vested retirement benefit as of December 31, 1995, the date as of which the Company ceased benefit accruals under its pension plans. Accordingly, neither Mr. Beilstein nor Mr. Chmar is entitled to receive pension benefits under such plans upon retirement. A participant's covered compensation for purposes of the pension plan differs from compensation reported in the Summary Compensation Table (the "Table") in that (i) covered compensation includes certain taxable employee benefits not required to be reported in the Table and
(ii) covered compensation includes all compensation received by the executive during the year (regardless of when it was earned), whereas the Table includes only compensation earned during the year.

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

     In addition to establishing a stock option plan for its Non-Employee Directors, the Company implemented, during the first quarter of 1992, a group medical plan for its NonEmployee Directors (the "Non-Employee Director Medical Plan") which provided medical coverage at group premium rates to active Non-Employee Directors electing such coverage and to any Non-Employee Director who retired from the Board of Directors after attaining age 65 and who either participated in the plan for the entire period that the individual served as a director since March 1, 1992 or participated in the plan for the three consecutive years immediately prior to the individual's retirement as a director. The medical plan paid for 100% of a Non-Employee Director's single coverage premium and between 25% and 50% of the dependent coverage premium. At the meeting of the Board of Directors of the Company held on December 13, 1995, the Company's Board of Directors terminated the Non-Employee Director Medical Plan.

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

Post-Employment Agreements with Walter M. Grant and Frederick B. Beilstein

     The Company has entered into Post-Employment Consulting Agreements (the "PostEmployment Agreements") with two former officers, Frederick B. Beilstein, III, former Senior Vice President and Chief Financial Officer, and Walter M. Grant, former Senior Vice President and General Counsel. The Post-Employment Agreements provide that if an executive's employment with the Company is terminated by the Company (other than for cause) or if the executive's employment is terminated by the executive for "good reason," then the Company will retain the executive as a consultant for a period of two years following the date of termination of his employment. An executive may terminate his employment for "good reason" in the event of (i) a reduction in his base salary or benefits other than an across-the-board reduction involving similarly situated employees; (ii) the relocation of his full-time office to a location greater than 50 miles from the Company's current corporate office; or (iii) a reduction in his corporate title. The Post-Employment Agreements provide that the Company, in exchange for the executive's post-employment consulting services, will pay a monthly consulting fee to the executive in an amount equal to the executive's monthly base salary at the time of the termination of his employment. The Post-Employment Agreements also provide for the continuation of certain medical and other employee benefits during the two-year consulting period. In connection with its approval of the November 1 Mergers, the Board of Directors of the Company agreed that Mr. Beilstein and Mr. Grant would each be permitted to terminate his employment with the Company and receive the payments and other benefits due under his Post-Employment Agreement if he did not wish to remain with the Company following the consummation of the November 1 Mergers.

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

                                                                                             Percentage of
                                                                 Number of Shares of          Outstanding
                                                                    Common Stock                Common
Name and Address of Beneficial Owner                            Beneficially Owned(1)            Stock
- ------------------------------------                            ---------------------            -----
John W. Kluge, Stuart Subotnick and
  Metromedia ..............................................         15,252,128(2)                35.8%
  One Meadowlands Plaza
  E. Rutherford, NJ  07073

Mellon Bank Corporation, Mellon Bank, N.A.,
  Franklin Portfolio Associates Trust, Mellon Capital
Management Corporation and The Dreyfus Corporation.........          2,130,000(3)                 5.22%
  c/o Mellon Bank Corporation
  One Mellon Bank Center
  Pittsburgh, PA  15258

- ----------
(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Metromedia is owned and controlled by John W. Kluge and Stuart Subotnick, each of whom is a director of the Company. The amount set forth in the table above includes 2,605,448 and 231,225 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge and by Mr. Subotnick, respectively; the balance is owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia and Met Telcell, Inc. ("Met Telcell"), a corporation owned and controlled by Messrs. Kluge and Subotnick.

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

                                                            Number of Shares of
                                                               Common Stock           Percentage
Name of Beneficial Owner                                       Beneficially            of Common
- ------------------------                                       Owned(1)(10)              Stock
                                                               ------------              -----
Frederick B. Beilstein, III................................           --                   *
W. Tod Chmar...............................................      735,542(2)(6)(7)          1.7%
Walter M. Grant............................................       45,832(2)(6)             *
John P. Imlay, Jr..........................................       10,000                   *
Clark A. Johnson...........................................       18,000(2)                *
John W. Kluge..............................................   15,020,903(3)               35.2%
Silvia Kessel..............................................        3,085                   *
John D. Phillips...........................................    1,000,000(4)                2.3%
Carl E. Sanders............................................       22,097(2)(8)             *
Richard J. Sherwin.........................................      912,605(11)               2.1%
Stuart Subotnick...........................................   12,646,680(5)               29.7%
Arnold L. Wadler...........................................       15,416                   *
Leonard White..............................................           --                   *
All Directors and Executive Officers as a group
(13 persons)...............................................   17,289,605(9)               39.5%
                                                              ----------                  ----

- ----------

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

(3) Represents 12,415,455 shares beneficially owned through Metromedia and Met Telcell and 2,605,448 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge.

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

(5) Represents 12,415,455 shares beneficially owned through Metromedia and Met Telcell and 231,225 shares owned directly by Mr. Subotnick.

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

(8) Includes 600 shares subject to purchase by Mr. Sanders within the next 60 days pursuant to the conversion of the $25,000 face amount (less than 1%) of the Company's 6 1/2% Convertible Subordinated Debentures due 2002 beneficially owned by Mr. Sanders, which are convertible into Common Stock at a conversion price of $415/8 per share.

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

(11) Includes options to purchase 657,916 shares of Common Stock exercisable within 60 days of the date hereof.


Item 13.  Certain Relationships and Related Transactions

RELATIONSHIP WITH METROMEDIA COMPANY

     The Company is a party to a number of agreements and arrangements with Metromedia and its affiliates, the material terms of which are summarized below.

HISTORICAL RELATIONSHIP

     As described above, Metromedia and its affiliates are collectively the largest single stockholder of the Company and currently own approximately 35.8% of the issued and outstanding shares of Common Stock. Prior to the November 1 Mergers, Metromedia and its affiliates were the principal stockholders of Orion and MITI, two of the parties to the November 1 Mergers.

     In addition, prior to the November 1 Mergers, Orion, MITI and Sterling were party to a number of material contracts and other arrangements with Metromedia and certain affiliates of Metromedia pursuant to which Metromedia and certain of its affiliates made loans or provided financing to, or paid obligations on behalf of, each of Orion, MITI and Sterling (collectively, the "Metromedia Obligations"). A condition to the consummation of the November 1 Mergers was that the Metromedia Obligations be refinanced, repaid or converted into equity of the Company in the manner provided in the agreements relating to the November 1 Mergers.

     A portion of the Metromedia Obligations ($20,400,000 owed by Orion, $34,076,000 owed by MITI and $524,000 owed by Sterling) was financed by Metromedia through borrowings under a $55 million credit agreement between the Company (then known as "The Actava Group Inc.") and Metromedia (the "Actava-Metromedia Credit Agreement"). On November 1, 1995, Orion, MITI and Sterling each repaid such amounts to Metromedia Company and Metromedia Company repaid the amounts owed by it to the Company under the Actava-Metromedia Credit Agreement ($55 million). Because on November 1, 1995, Orion, Sterling and MITI had been merged with the Company, there was no net addition to the assets of the Company as a result of these transactions.

     In addition, prior to the November 1 Mergers, Metromedia and John W. Kluge, the Chairman and Chief Executive Officer of Metromedia, had guaranteed (the "Orion Guarantee") certain amounts owed by Orion under its then existing credit facility and certain amounts owed to Sony by Orion. Metromedia and Mr. Kluge were majority stockholders of Orion and issued guarantees in 1991 as part of the Plan. As consideration for the guarantees and the contribution to Orion by Metromedia and Mr. Kluge of $15 million in cash and certain rights in a film, Metromedia and Mr. Kluge received a total of 10,020,000 shares of Orion common stock. Pursuant to the Orion Guarantee, Metromedia made payments on behalf of Orion to the banks and to Sony in the amount of $59,592,446 during 1994 and 1995. Under a Reimbursement Agreement between Orion and Metromedia, Orion was required to reimburse Metromedia in full for all payments made pursuant to the Orion Guarantee by Metromedia on Orion's behalf. Accordingly, at the effective time of the November 1 Mergers, Orion repaid Metromedia $63,296,514 pursuant to the Reimbursement Agreement. Of the payments made by Metromedia on behalf of Orion and repaid by Orion to Metromedia pursuant to the Reimbursement Agreement, $20,400,000 was financed by borrowings by Metromedia under the ActavaMetromedia Credit Agreement described above.

     Prior to the November 1 Mergers, Metromedia, through an affiliate, provided Orion and its affiliates with non-recourse financing (which was not financed by Metromedia pursuant to the Actava-Metromedia Credit Agreement) to acquire certain theatrical and home video product (the "MetProductions Indebtedness"). Pursuant to a Contribution Agreement entered into in connection with the November 1 Mergers, all of the MetProductions Indebtedness ($10,426,552 at November 1, 1995, including accrued interest) was converted into 993,005 shares of Common Stock at the effective time of the November 1 Mergers. In addition, Metromedia, through its affiliates, provided MITI and its affiliates with certain loans (which were not financed by Metromedia pursuant to the Actava-Metromedia Credit Agreement) to fund MITI's operations and repay certain of its indebtedness (the "MITI Indebtedness"). Pursuant to the Contribution Agreement, all of the MITI Indebtedness ($26,641,744 at November 1, 1995, including accrued interest) was converted into 2,537,309 shares of Common Stock at the effective time of the November 1 Mergers.

ONGOING RELATIONSHIP WITH THE COMPANY

     Orion Credit Facility. On November 1, 1995, Orion entered into the Existing Orion Credit Agreement with Chemical under which Chemical agreed to provide Orion with a five-year secured credit facility in an aggregate amount of $185 million, consisting of the Orion Term Loan and the Orion Revolver to finance Orion's development, production, acquisition and worldwide distribution and exploitation of motion pictures, video product and made-for-television product. In order to induce Chemical to provide the revolving credit facility, John W. Kluge and Metromedia agreed to guarantee the due and punctual payment of all funds due under the revolving credit loan portion of such credit facility, including all related costs and attorneys' fees. As of December 31, 1995, the amount owed by Orion under the Orion Revolver was $12 million, plus $9 million reserved for outstanding letters of credit.

     In addition, Metromedia guaranteed the payment by Orion to Chemical of certain fees payable in connection with the execution of the commitment letter with Chemical for the Existing Orion Credit Facility. All such fees were paid by Orion on January 2, 1996. Furthermore, Metromedia guaranteed the payment of certain third party accounts receivable owed to Orion so that the entire face amount of such accounts could be included in the borrowing base for the Existing Orion Credit Facility. Neither Mr. Kluge nor Metromedia received any consideration for guaranteeing Orion's obligations under this credit facility. Their guarantees were, however, a condition to Chemical's agreeing to provide the Orion Revolver.

     MIG Credit Facility. Mr. Kluge has guaranteed the payment by the Company of the difference between the amount outstanding under the MIG Credit Facility (which fluctuates from time to time) and the maximum available amount permitted to be outstanding under such credit facility, which is based on a percentage of the market value of the shares of Roadmaster held by the Company.

     MITI Bridge Loan Agreement. Metromedia has made available to MITI up to $15 million of revolving credit in order to satisfy its commitments and working capital requirements pursuant to the MITI Bridge Loan. MITI may use the proceeds of loans under such agreement for general corporate and working capital purposes. As of March 1, 1996, MITI had not borrowed any monies under the MITI Bridge Loan.

     Management Agreement. The Company is a party to a management agreement with Metromedia dated November 1, 1995 (the "Management Agreement"), pursuant to which Metromedia provides the Company with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. The Management Agreement terminates on October 31, 1996, and is automatically renewed for successive one year terms unless either party terminates upon 60 days prior written notice. The management fee under the Management Agreement is $1.5 million per year, payable monthly at a rate of $125,000 per month. The Company is also obligated to reimburse Metromedia all its out-of-pocket costs and expenses incurred and advances paid by Metromedia in connection with the Management Agreement. Pursuant to the Management Agreement, the Company has agreed to indemnify and hold Metromedia harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia in connection with the Management Agreement. In fiscal 1995, Metromedia received no money for its out-of-pocket costs and expenses or interest on advances extended by it to the Company pursuant to the Management Agreement.

     Trademark License Agreement. The Company is a party to a license agreement with Metromedia (the "Metromedia License Agreement"), pursuant to which Metromedia has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and with respect to MITI, worldwide, royalty-free for a term of 10 years. The Metromedia License Agreement can be terminated by Metromedia upon one month's prior written notice in the event that (i) Metromedia or its affiliates own less than 20% of the Common Stock; (ii) a Change in Control of the Company (as defined below) occurs; or (iii) any of the stock or all or substantially all of the assets of any of the subsidiaries of the Company are sold or transferred, in which case, the Metromedia License Agreement shall terminate with respect to such subsidiary. A Change in Control of the Company is defined as (a) a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Exchange Act) not in existence at the time of the execution of the Metromedia License Agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of stock of the Company; (b) a change in the composition of the Company's Board of Directors whereby a majority of the members thereof are not directors serving on the board at the time of the Metromedia License Agreement or any person succeeding such director who was recommended or elected by such directors; (c) a reorganization, merger or consolidation whereby following consummation thereof, Metromedia would hold less than 20% of the combined voting power of all classes of the Company's stock; (d) a sale or other disposition of all or substantially all of the assets of the Company; or (e) any transaction the result of which would be that the Common Stock would not be required to be registered under the Exchange Act and the holders of Common Stock would not receive common stock of the survivor to the transaction which is required to be registered under the Exchange Act.

     In addition, Metromedia has reserved the right to terminate the Metromedia License Agreement in its entirety immediately upon written notice to the Company if, in Metromedia's sole judgment, the Company's continued use of "Metromedia" as a trade name would jeopardize or be detrimental to the good will and reputation of Metromedia.

     Pursuant to the Metromedia License Agreement, the Company has agreed to indemnify and hold harmless Metromedia against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the Metromedia License Agreement.

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

     WorldCom. Orion is a customer of WorldCom (formerly known as LDDS Metromedia Communications), which provides long distance telephone services to Orion. Mr. Kluge, the Chairman of the Company, is Chairman of the Board of WorldCom; Mr. Subotnick, the Vice Chairman of the Board of the Company, is a Director of WorldCom; and Silvia Kessel, a Senior

Vice President and Director of the Company serves on WorldCom's Board of Directors. For the fiscal year ended December 31, 1995, Orion paid $164,583 to WorldCom.

     Miscellaneous. Orion reimbursed Metromedia $95,000 for the services of Silvia Kessel during 1995, a Senior Vice President of Metromedia who also serves as Executive Vice President of Orion.

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

     On April 19, 1994, Mr. Phillips was elected President and Chief Executive Officer of the Company. He was elected to the Board of Directors of the Company on the same date. At the same time, Renaissance Partners in which Mr. Phillips serves as a general partner, purchased 700,000 shares of Common Stock from the Company for $4,462,500, representing a price of $6.375 per share. This price represents the last sale price of the Common Stock on the New York Stock Exchange (on which the Common Stock was traded prior to the November 1 Mergers) on April 11, 1994, the date before the Company announced that it had received an investment proposal from Mr. Phillips. The Company has entered into a Registration Rights Agreement with Renaissance Partners pursuant to which the Company agreed to register with the Commission the 700,000 shares of Common Stock purchased by Renaissance Partners. Such shares were registered with the Commission in November 1995.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (a)(2) Financial Statements and Schedules

     The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K, as amended.

     (a)(3) Exhibits

     The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K, as amended.

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

                                            METROMEDIA INTERNATIONAL GROUP, INC.

                                            By:     /s/  SILVIA KESSEL
                                                  ------------------------------
                                                     Silvia Kessel
                                                     Senior Vice President

Dated:  May 29, 1996

                                  EXHIBIT INDEX

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
2.1                Stock Purchase Agreement by and among JCJ,                Current Report on               Exhibit 2(a)
                   Inc., Eastman Kodak Company and The Actava                Form 8-K filed on
                   Group Inc. dated August 12, 1994. Also filed              August 25, 1994
                   as exhibits thereto are:  Exhibit A - Promissory
                   Note; Exhibit B - Seller Release; and Exhibit C
                   - Noncompetition Agreement. The following is
                   a list of omitted schedules (or similar
                   attachments) which The Actava Group Inc. as
                   registrant agrees to furnish supplementally to
                   the Commission upon request: Exhibit D -
                   Certificate of Incorporation of Qualex Inc.;
                   Exhibit E - By-Laws of Qualex Inc.; Exhibit F
                   - Buyer Release; Schedule 1- Shares Owned by
                   Seller; Schedule 2.02 - Capitalization of Qualex
                   Inc.; and Schedule 2.06 - Agreements between
                   The Actava Group Inc. and Qualex Inc.

2.2                Agreement and Plan of Reorganization dated as             Quarterly Report on             Exhibit 2
                   of July 20, 1994 by and among, The Actava                 Form 10-Q for the
                   Group Inc., Diversified Products Corporation,             three months ended
                   Hutch Sports USA Inc., Nelson/Weather-Rite,               June 30, 1994
                   Inc., Willow Hosiery Company, Inc. and
                   Roadmaster Industries, Inc.

2.3                Amended and Restated Agreement and Plan of                Current Report on Form          Exhibit 99(a)
                   Merger dated as of September 27, 1995 by and              8-K for event occurring
                   among The Actava Group Inc., Orion Pictures               on September 27, 1995
                   Corporation, MCEG Sterling Incorporated,
                   Metromedia International Telecommunications,
                   Inc., OPG Merger Corp. and MITI Merger
                   Corp. and exhibits thereto.  The Registrant
                   agrees to furnish copies of the schedules
                   supplementally to the Commission on request.
2.4                Agreement and Plan of Merger dated as of                  Current Report on Form          Exhibit 99.1
                   December 20, 1995 by and among Metromedia                 8-K dated
                   International Group, Inc., Alliance                       December 20, 1995
                   Entertainment Corp. and Alliance Merger Corp.
                   and exhibits thereto.  The Registrant agrees to
                   furnish copies of the schedules supplementally
                   to the Commission on request.

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------

2.5                Agreement and Plan of Merger dated as of                  Current Report on Form          Exhibit 99.1
                   January 31, 1996 by and among Metromedia                  8-K dated January 31,
                   International Group, Inc., The Samuel Goldwyn             1996
                   Company and SGC Merger Corp. and exhibits
                   thereto. The registrant agrees to furnish copies
                   of the schedules to the Commission upon
                   request.

2.6                Termination and Release Agreement dated                   Current Report on Form          Exhibit 99.2
                   April 29, 1996 by and among the Registrant,               8-K dated April 29,
                   Alliance Entertainment Corp. and Alliance                 1996
                   Merger Corp.

3.1                Restated Certificate of Incorporation of                  Registration Statement          Exhibit 3(a)
                   Metromedia International Group, Inc.                      on Form S-3
                                                                             (Registration No.
                                                                             33-63853)

3.2                Restated By-laws of Metromedia International              Registration Statement          Exhibit 3(b)
                   Group, Inc.                                               on Form S-3
                                                                             (Registration No.
                                                                             33-6353)

4.1                Indenture dated as of August 1, 1973, with                Application of                  Exhibit T3C
                   respect to 9 1/2% Subordinated Debentures due             Form T-3 for
                   August 1, 1998, between The Actava Group                  Qualification of
                   Inc. and Chemical Bank, as Trustee.                       Indenture under the
                                                                             Trust Indenture Act of
                                                                             1939 (File No. 22-7615)

4.2                Agreement among The Actava Group, Inc.,                   Registration Statement          Exhibit 4(d)(ii)
                   Chemical Bank and Manufacturers Hanover                   on Form S-14
                   Trust Company, dated as of September 26,                  (Registration
                   1980, with respect to successor trusteeship of            No. 2-81094)
                   the 9 1/2% Subordinated Debentures due
                   August 1, 1998.

4.3                Instrument of registration, appointment and               Annual Report on                Exhibit 4(d)(iii)
                   acceptance dated as of June 9, 1986 among The             Form 10-K for the year
                   Actava Group Inc., Manufacturers Hanover                  ended December 31,
                   Trust Company and Irving Trust Company,                   1986
                   with respect to successor trusteeship of the
                   9 1/2% Subordinated Debentures due August 1,
                   1998.

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
4.4                Indenture dated as of March 15, 1977, with                Registration Statement          Exhibit 2(d)
                   respect to 97/8% Senior Subordinated                      on Form S-7
                   Debentures due March 15, 1997, between The                (Registration
                   Actava Group Inc. and The Chase Manhattan                 No. 2-58317)
                   Bank, N.A., as Trustee.

4.5                Agreement among The Actava Group Inc., The                Registration Statement          Exhibit 4(e)(ii)
                   Chase Manhattan Bank, N.A. and United States              on Form S-14
                   Trust Company of New York, dated as of                    (Registration
                   June 14, 1982, with respect to successor                  No. 2-281094)
                   trusteeship of the 97/8% Senior Subordinated
                   Debentures due March 15, 1997.

4.6                Indenture between National Industries, Inc. and           Post-Effective                  Exhibit T3C
                   First National City Bank, dated October 1,                Amendment No. 1 to
                   1974, with respect to the 10% Subordinated                Application on
                   Debentures, due October 1, 1999.                          Form T-3 for
                                                                             Qualification of
                                                                             Indenture Under The
                                                                             Trust Indenture Act of
                                                                             1939 (File No. 22-8076)

4.7                Agreement among National Industries, Inc., The           Registration Statement          Exhibit 4(f)(ii)
                   Actava Group Inc., Citibank, N.A., and on Form
                   S-14 Marine Midland Bank, dated as of
                   (Registration December 20, 1977, with respect
                   to successor No. 2-81094) trusteeship of the
                   10% Subordinated Debentures due October 1,
                   1999.

4.8                First Supplemental Indenture among The                    Registration Statement          Exhibit 2(q)
                   Actava Group Inc., National Industries, Inc.              on Form S-7
                   and Marine Midland Bank, dated January 3,                 (Registration
                   1978, supplemental to the Indenture dated                 No. 2-60566)
                   October 1, 1974 between National and First
                   National City Bank for the 10% Subordinated
                   Debentures due October 1, 1999.

4.9                Indenture dated as of August 1, 1987 with                 Annual Report on                Exhibit 4(i)
                   respect to 6 1/2% Convertible Subordinated                Form 10-K for the year
                   Debentures due August 4, 2002, between The                ended December 31,
                   Actava Group Inc. and Chemical Bank, as                   1987
                   Trustee.

10.1               1982 Stock Option Plan of The Actava Group                Proxy Statement dated           Exhibit A
                   Inc.                                                      March 31, 1982


                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
10.2               1989 Stock Option Plan of The Actava Group                Proxy Statement dated           Exhibit A
                   Inc.                                                      March 31, 1989

10.3               1969 Restricted Stock Plan of The Actava                  Annual Report on                Exhibit 10(a)(iii)
                   Group Inc.                                                Form 10-K for the year
                                                                             ended December 31,
                                                                             1990

10.4               1991 Non-Employee Director Stock Option                   Annual Report on                Exhibit 10(a)(iv)
                   Plan.                                                     Form 10-K for the year
                                                                             ended December 31,
                                                                             1991

10.5               Amendment to 1991 Non-Employee Director                   Annual Report on                Exhibit 10(a)(v)
                   Stock Option Plan.                                        Form 10-K for the year
                                                                             ended December 31,
                                                                             1992

10.6               Snapper Power Equipment Profit Sharing Plan.              Annual Report on                Exhibit 10(c)
                                                                             Form 10-K for the year
                                                                             ended December 31,
                                                                             1987

10.7               Retirement Plan executed November 1, 1990,                Annual Report on                Exhibit 10(h)(i)
                   as amended effective January 1, 1989.                     Form 10-K for the year
                                                                             ended December 31,
                                                                             1990

10.8               Supplemental Retirement Plan of The Actava                Annual Report on                Exhibit 10(j)
                   Group Inc.                                                Form 10-K for the year
                                                                             ended December 31,
                                                                             1983

10.9               Supplemental Executive Medical                            Annual Report on                Exhibit 10(h)(iii)
                   Reimbursement Plan.                                       Form 10-K for the year
                                                                             ended December 31,
                                                                             1990

10.10              Amendment to Supplemental Retirement Plan of              Annual Report on                Exhibit 10(h)(iv)
                   The Actava Group Inc., effective April 1,                 Form 10-K for the year
                   1992.                                                     ended December 31,
                                                                             1991

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
10.11              1992 Officer and Director Stock Purchase Plan.            Annual Report on                Exhibit 10(l)
                                                                             Form 10-K for the year
                                                                             ended December 31,
                                                                             1991

10.12              Form of Restricted Purchase Agreement                     Annual Report on                Exhibit 10(n)
                   between certain officers of The Actava Group              Form 10-K for the year
                   Inc. and The Actava Group Inc.                            ended December 31,
                                                                             1991

10.13              Agreement between The Actava Group Inc. and               Annual Report on                Exhibit 10(q)
                   J.B. Fuqua regarding sale by Actava of rights             Form 10-K for the year
                   in the name "Actava."                                     ended December 31,
                                                                             1992

10.14              Form of Indemnification Agreement between                 Annual Report on                Exhibit 10(u)
                   Actava and certain of its directors and executive         Form 10-K for the year
                   officers.                                                 ended December 31,
                                                                             1993

10.15              Employment Agreement between The Actava                   Current Report on               Exhibit 99(a)
                   Group Inc. and John D. Phillips dated April 19,           Form 8-K dated
                   1994.                                                     April 19, 1994

10.16*             First Amendment to Employment Agreement                   Annual Report on Form
                   dated November 1, 1995 between Metromedia                 10-K for the year ended
                   International Group and John D. Phillips.                 December 31, 1995.
10.17              Option Agreement between The Actava Group                 Current Report on               Exhibit 99(b)
                   Inc. and John D. Phillips dated April 19, 1994.           Form 8-K dated
                                                                             April 19, 1994

10.18              Registration Rights Agreement among The                   Current Report on               Exhibit 99(c)
                   Actava Group Inc., Renaissance Partners and               Form 8-K dated
                   John D. Phillips dated April 19, 1994.                    April 19, 1994
10.19              Shareholders Agreement dated as of                        Annual Report on                Exhibit 10(r)(i)
                   December 6, 1994 among The Actava Group                   Form 10-K for the year
                   Inc., Roadmaster, Henry Fong and Edward                   ended December 31,
                   Shake.                                                    1994

10.20              Registration Rights Agreement dated as of                 Annual Report on                Exhibit 10(r)(ii)
                   December 6, 1994 between The Actava Group                 Form 10-K for the year
                   Inc. and Roadmaster.                                      ended December 31,
                                                                             1994

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
10.21              Environmental Indemnity Agreement dated as                Annual Report on                Exhibit 10(r)(iii)
                   of December 6, 1994 between The Actava                    Form 10-K for the year
                   Group Inc. and Roadmaster.                                ended December 31,
                                                                             1994

10.22              Lease Agreement dated October 21, 1994                    Annual Report on                Exhibit 10(s)
                   between JDP Aircraft II, Inc. and The Actava              Form 10-K for the year
                   Group Inc.                                                ended December 31,
                                                                             1994

 10.23             Lease Agreement dated as of October 4, 1995               Quarterly Report on             Exhibit 10
                   between JDP Aircraft II, Inc. and The Actava              Form 10-Q for the
                   Group Inc.                                                quarter ended
                                                                             September 30, 1995

10.24              Finance and Security Agreement dated as of                Annual Report on                Exhibit 4(g)(i)
                   October 23, 1992 with respect to a revolving              Form 10-K for the year
                   credit facility of up to $100 million, between            ended December 31,
                   The Actava Group Inc. and ITT Commercial                  1994
                   Finance Corp.

10.25              Amendment dated as of September 27, 1993 to               Annual Report on                Exhibit 4(g)(ii)
                   Finance and Security Agreement dated as of                Form 10-K for the year
                   October 23, 1992 with respect to a revolving              ended December 31,
                   credit facility of up to $100 million between             1994
                   The Actava Group Inc. and ITT Commercial
                   Finance Corp.

10.26              Amendment dated as of March 29, 1994 to                   Annual Report on                Exhibit 4(g)(iii)
                   Finance and Security Agreement dated as of                Form 10-K for the year
                   October 23, 1992, as amended, with respect to             ended December 31,
                   a revolving credit facility of up to $100 million         1994
                   between The Actava Group Inc. and ITT
                   Commercial Finance Corp.

10.27              Amendment dated as of April 15, 1994 to                   Annual Report on                Exhibit 4(g)(iv)
                   Finance and Security Agreement dated as of                Form 10-K for the year
                   October 23, 1992, as amended, with respect to             ended December 31,
                   a revolving credit facility of up to $100 million         1994
                   between The Actava Group Inc. and ITT
                   Commercial Finance Corp.

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
10.28              Amendment dated as of September 23, 1994 to               Annual Report on                Exhibit 4(g)(v)
                   Finance and Security Agreement dated as of                Form 10-K for the year
                   October 23, 1992, as amended, with respect to             ended December 31,
                   a revolving credit facility of up to $100 million         1994
                   between The Actava Group Inc. and ITT
                   Commercial Finance Corp.

10.29              Amendment dated as of March 3, 1995 to                    Quarterly Report on             Exhibit 4
                   Finance and Security Agreement, dated as of               Form 10-Q for the
                   October 23, 1992, as amended, with respect to             quarter ended June 30,
                   a revolving credit facility of up to $100 million,        1995
                   between The Actava Group Inc. and ITT
                   Commercial Finance Corp.

10.30              Amendment dated as of November 1, 1995, to                Registration Statement          Exhibit 10(a)(vii)
                   Finance Security Agreement dated as of October            on Form S-3
                   23, 1992, as amended, with respect to
                   (Registration No.33-63853) a revolving credit
                   facility of up to $45 million, between Snapper,
                   Inc. and Deutsche Financial Services Corporation
                   (formerly ITT Commercial Finance Corp.).

10.31              Letter Agreement dated October 12, 1995                   Registration Statement          Exhibit 4(d)(i)
                   between Triton Group Ltd. and The Actava                  on Form S-3
                   Group Inc.                                                (Registration No.
                                                                             33-63401)

10.33              Registration Rights Agreement dated as of                 Current Report on Form          Exhibit 99(b)
                   September 27, 1995 among The Actava Group                 8-K dated
                   Inc. and the Metromedia Holders named                     September 27, 1995
                   therein.

10.34              Contribution Agreement dated as of                        Registration Statement          Exhibit 10(f)
                   November 1, 1995 among Met International,                 on Form S-3
                   Inc., MetProductions, Inc. and The Actava                 (Registration No.
                   Group Inc.                                                33-63853)

10.35              Credit, Security and Guaranty Agreement dated             Registration Statement          Exhibit 10(g)
                   as of November 1, 1995 among Orion Pictures               on Form S-3
                   Corporation, the Corporation Guarantors                   (Registration No.
                   referred to therein, the Lenders referred to              33-63853)
                   therein and Chemical Bank.

                                                                               Exhibits Incorporated Herein by Reference
                                                                            -----------------------------------------------
                                                                             Document with Which
                                                                            Exhibit Was Previously      Designation of Such
                                                                                  Filed with            Exhibit in That
                                   Description of Exhibits                       Commission                 Document
                                   -----------------------                  ----------------------      -------------------
10.36              Credit Agreement dated as of November 1,                  Registration Statement          Exhibit 10(h)
                   1995 between Metromedia International Group,              on Form S-3
                   Inc. and Chemical Bank.                                   (Registration No.
                                                                             33-63853)

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

16                 Letter from Ernst & Young to the Securities               Current Report on               Exhibit 99.1
                   and Exchange Commission.                                  Form 8-K dated
                                                                             November 1, 1995

21*                List of subsidiaries of Metromedia International
                   Group, Inc.

23.1*              Consent of KPMG Peat Marwick LLP
                   regarding Metromedia International Group, Inc.

27*                Financial Data Schedule

- -----------------------
*Filed herewith.

              METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               Page
                                                                                               ----
Report of Independent Auditors................................................................ F-1
Consolidated Statements of Operations for the years ended December 31, 1995,
         February 28, 1995 and February 28, 1994.............................................. F-2
Consolidated Balance Sheets as of December 31, 1995 and February 28, 1995 .................... F-3
Consolidated Statements of Cash Flows for the years ended December 31, 1995,
         February 28, 1995 and February 28, 1994.............................................. F-4
Consolidated Statements of Common Stock, Paid-in Surplus and Accumulated
         Deficit for the years ended December 31, 1995, February 28, 1995 and
         February 28, 1994.................................................................... F-5
Notes to Consolidated Financial Statements.................................................... F-6
Consolidated Financial Statement Schedules
       I.    Condensed Financial Information of Registrant.................................... S-1
       II.   Valuation and Qualifying Accounts................................................ S-5

         All other schedules have been omitted either as inapplicable or not required under the Instructions contained in Regulation S-X or because the information is included in the Consolidated Financial Statements or the Notes thereto listed above.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Metromedia International Group, Inc.:

We have audited the accompanying consolidated financial statements of Metromedia International Group, Inc. and subsidiaries listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and the consol idated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

                                        KPMG Peat Marwick LLP

New York, New York
February 29, 1996, except
as to Note 15, which is
as of April 29, 1996

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                                     Years Ended
                                                                                   ------------------------------------------------
                                                                                   December 31,      February 28,      February 28,
                                                                                       1995               1995              1994
                                                                                   ------------      ------------      ------------
                                                                                     (Note 1)
Revenues                                                                            $ 138,871          $ 194,789          $ 175,713
Costs and expenses:
      Cost of rentals and operating expenses                                          132,762            187,256            242,996
      Selling, general and administrative                                              50,029             40,391             26,976
      Management fee                                                                      742                175                 75
      Depreciation and amortization                                                     2,795              1,916                882
                                                                                    ---------          ---------          ---------
Operating loss                                                                        (47,457)           (34,949)           (95,216)
Interest expense, including amortization of debt
      discount of $10,436 at December 31, 1995,
      $12,153 at February 28, 1995, and $12,314 at
      February 28, 1994                                                                33,114             32,389             33,415
Interest income                                                                         3,575              3,094                771
                                                                                    ---------          ---------          ---------
  Interest expense, net                                                                29,539             29,295             32,644
Chapter 11 reorganization items                                                         1,280              1,610              1,793
                                                                                    ---------          ---------          ---------
Loss before provision for income taxes,
      equity in losses of joint ventures, discontinued
      operations, and extraordinary item                                              (78,276)           (65,854)          (129,653)
Provision for income taxes                                                                767              1,300              2,100
Equity in losses of Joint Ventures                                                      7,981              2,257                777
                                                                                    ---------          ---------          ---------
Loss from continuing operations and
  before extraordinary item                                                           (87,024)           (69,411)          (132,530)
Discontinued operations:
      Loss on disposal                                                               (293,570)              --                 --
                                                                                    ---------          ---------          ---------
Loss before extraordinary item                                                       (380,594)           (69,411)          (132,530)
Extraordinary item:
      Early extinguishment of debt, net of tax                                        (32,382)              --                 --
                                                                                    ---------          ---------          ---------
Net loss                                                                            $(412,976)         $ (69,411)         $(132,530)
                                                                                    =========          =========          =========
Loss per common share:
 Primary:
   Continuing Operations                                                            $   (3.54)         $   (3.43)         $   (7.71)
                                                                                    =========          =========          =========
   Discontinued Operation                                                           $  (11.97)         $    --            $    --
                                                                                    =========          =========          =========
   Extraordinary Item                                                               $   (1.32)         $    --            $    --
                                                                                    =========          =========          =========
   Net loss                                                                         $  (16.83)         $   (3.43)         $   (7.71)
                                                                                    =========          =========          =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                           Consolidated Balance Sheets
                       (in thousands except share amounts)

                                                                                  December 31,            February 28,
                                                                                      1995                    1995
                                                                                   ---------               ---------
ASSETS:
Current Assets:
  Cash and cash equivalents                                                        $  26,889               $  27,422
  Short-term investments                                                               5,366                    --
  Accounts receivable, net:
      Film, net of allowance for doubtful accounts of $11,600 and
        $14,000 at December 31, 1995 and February 28, 1995,
        respectively                                                                  27,306                  35,402
      Other, net of allowance for doubtful accounts of $313 and                        2,146                   1,073
      $223 at December 31, 1995 and February 28, 1995,
      respectively
  Film inventories                                                                    59,430                  69,867
  Other assets                                                                         6,314                   4,763
                                                                                   ---------               ---------
  Total current assets                                                               127,451                 138,527

Investments in and advances to joint ventures                                         36,934                  24,311
Asset held for sale - Roadmaster Industries, Inc.                                     47,455                     --
Asset held for sale - Snapper Inc.                                                    79,200                     --
Property, plant and equipment, net of accumulated depreciation                         6,021                   4,577
Film inventories                                                                     137,233                 179,807
Long term film accounts receivable                                                    31,308                  24,308
Intangible assets, net of accumulated amortization                                   119,485                   9,697
Other assets                                                                          14,551                  10,643
                                                                                   ---------               ---------
  Total assets                                                                     $ 599,638               $ 391,870
                                                                                   =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                                                 $   4,695               $   3,633
  Accrued expenses                                                                    96,696                  36,385
  Participation and residuals                                                         19,143                  21,902
  Current portion of long-term debt                                                   40,597                  96,177
  Due to Metromedia Company                                                             --                    37,738
  Deferred revenues                                                                   15,097                  36,026
                                                                                   ---------               ---------
  Total current liabilities                                                          176,228                 231,861

Long-term debt                                                                       264,046                 103,112
Participations and residuals                                                          28,465                  24,025
Deferred revenues                                                                     47,249                  32,461
Other long-term liabilities                                                              395                     201
                                                                                   ---------               ---------
  Total liabilities                                                                  516,383                 391,660
                                                                                   ---------               ---------
Commitments and contingencies
  Stockholders' equity
   Preferred Stock, authorized 70,000,000 shares, none issued Common Stock,
     $1.00 par value, authorized 110,000,000
shares                                                                                  --                      --
     issued and outstanding 42,613,738 shares at December 31,
1995                                                                                  42,614                  20,935
   Paid-in surplus                                                                   728,747                 289,413
   Accumulated deficit                                                              (688,106)               (310,138)
                                                                                   ---------               ---------
      Total stockholders' equity                                                      83,255                     210
                                                                                   ---------               ---------
  Total liabilities and stockholders' equity                                       $ 599,638               $ 391,870
                                                                                   =========               =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                                     Years Ended
                                                                                --------------------------------------------------
                                                                                 December 31,       February 28,      February 28,
                                                                                    1995               1995              1994
                                                                                 ------------       ------------      ------------
Operations:
  Net loss                                                                      $(412,976)           $ (69,411)           $(132,530)
   Adjustments to reconcile net loss to
     net cash provided by operating activities:
      Loss on discontinued operations                                             293,570                 --                   --
      Equity in losses of joint ventures                                            7,981                2,257                  777
      Amortization of film costs                                                   91,466              140,318              199,219
      Amortization of bank guarantee                                                2,956                4,951                5,625
      Amortization of debt discounts                                               10,436               12,153               12,314
      Depreciation and amortization                                                 2,795                1,916                  882
      Loss on early extinguishment of debt                                         32,382                 --                   --
      Decrease in accounts receivable                                              15,114               21,575               15,647
      Decrease in accounts payable and accrued
        expenses                                                                   (4,723)              (3,160)              (6,579)
      Accruals of participation and residuals                                      18,464               25,628               17,392
      Payments of participation and residuals                                     (20,737)             (32,353)             (27,306)
      Decrease in deferred revenues                                               (12,269)             (30,041)              (2,476)
      Other operating activities, net                                              (2,125)               3,112                  (47)
                                                                                ---------            ---------            ---------
        Cash provided by operations                                                22,334               76,945               82,918
                                                                                ---------            ---------            ---------
Investing activities:
  Proceeds from Metromedia Company notes
    receivable                                                                     45,320                 --                   --
  Investments in and advances to Joint Ventures                                   (21,165)             (16,409)              (4,715)
  Advances to Snapper                                                              (4,230)                --                   --
  Investment in film inventories                                                   (4,684)             (22,840)             (67,481)
  Cash paid for East News Channel Trading and
    Services, Kft                                                                    --                 (7,033)              (1,055)
  Cash acquired, net in Merger                                                     72,068                 --                   --
  Additions to property, plant and equipment                                       (3,699)              (4,808)              (2,208)
  Other investing activities, net                                                  (2,291)               1,233                4,263
                                                                                ---------            ---------            ---------
      Cash provided by (used in) investment
        activities                                                                 81,319              (49,857)             (71,196)
                                                                                ---------            ---------            ---------
Financing Activities:
  Proceeds from issuance of long-term debt                                        176,938               40,278                4,732
  Proceeds from issuance of stock                                                   2,282               17,690                7,604
  Payments on notes and subordinated debt                                        (264,856)             (95,037)             (64,711)
  Other financing activities, net                                                     399                  184                 --
                                                                                ---------            ---------            ---------
      Cash used in financing activities                                           (85,237)             (36,885)             (52,375)
                                                                                ---------            ---------            ---------
  Net increase (decrease) in cash                                                  18,416               (9,797)             (40,653)
  Effect of change in fiscal year                                                 (13,583)                --                   --
  Cash and cash equivalents at beginning of year                                   27,422               37,219               77,872
                                                                                ---------            ---------            ---------
  Cash and cash equivalents at end of year                                      $  32,255            $  27,422            $  37,219
                                                                                =========            =========            =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                    Consolidated Statements of Common Stock,
                     Paid-in Surplus and Accumulated Deficit
                      (in thousands, except share amounts)

                                                                        Three Years Ended December 31, 1995
                                                ------------------------------------------------------------------------------------
                                                      Common Stock
                                                ---------------------------
                                                 Number of                            Paid-in         Accumulated
                                                  Shares            Amount            Surplus           Deficit            Total
                                                ----------        ----------        ----------        -----------         ----------
Balances, February 28, 1993                     17,188,408        $   17,189        $  265,156        $ (108,197)        $  174,148

Net Loss                                              --                --                --            (132,530)          (132,530)
                                                ----------        ----------        ----------        ----------         ----------
Balances, February 28, 1994                     17,188,408            17,189           265,156          (240,727)            41,618

Shares issued                                    3,746,490             3,746            24,257              --               28,003

Net Loss                                              --                --                --             (69,411)           (69,411)
                                                ----------        ----------        ----------        ----------         ----------
Balances, February 28, 1995                     20,934,898            20,935           289,413          (310,138)               210

Shares issued to acquire
  Actava and Sterling                           17,974,155            17,974           316,791              --              334,765

Shares issued -
  MetProductions and
  Met International                              3,530,314             3,530            33,538              --               37,068

Valuation of Actava and
  MITI options in Mergers                             --                --              25,677              --               25,677

Revaluation of MITI minority
  interest                                            --                --              60,923            23,608             84,531

Adjustment for change in
  fiscal year                                         --                --                --              11,400             11,400

Common stock issued -
  other                                            174,371               175             2,405              --                2,580

Net Loss                                              --                --                --            (412,976)          (412,976)
                                                ----------        ----------        ----------        ----------         ----------
Balances, December 31, 1995                     42,613,738        $   42,614        $  728,747        $ (688,106)        $   83,255
                                                ==========        ==========        ==========        ==========         ==========

          See accompanying notes to consolidated financial statements.

================================================================================
Metromedia International Group, Inc.
================================================================================

- --------------------------------------------------------------------------------
Notes to Consolidated
Financial Statements
- --------------------------------------------------------------------------------
1.    Basis of Presentation, Liquidity and Summary
      of Significant Accounting Policies
- --------------------------------------------------------------------------------

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

During the year ended February 28, 1995 ("fiscal 1995"), the Company changed its policy of accounting for the Joint Ventures by recording its equity in their earnings and losses based upon a three-month lag from MITI's calendar year end (December 31) which resulted in a five-month lag from fiscal year end. As a result, the December 31, 1995 Consolidated Statement of Operations reflects twelve months of operations through September 30, 1995 for the Joint Ventures, the February 28, 1995 Consolidated Statement of Operations reflects nine months of operations through September 30, 1994 for the Joint Ventures, and the February 28, 1994 Consolidated Statement of Operations reflects twelve months of operations through December 31, 1993 for the Joint Ventures. The effect of this change in accounting policy in fiscal 1995 is not material to the consolidated financial statements.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

      In the short term, MIG intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of certain assets. At December 31, 1995, MIG had approximately $21.8 million of available cash on hand. During December 1995, the Company adopted a formal plan to dispose of Snapper. At December 31, 1995 the carrying value of Snapper was approximately $79 million. The Snapper carrying value represents the Company's estimated proceeds from the sale of Snapper and the repayment of intercompany loans, through the anticipated date of sale. Management believes that Snapper will be disposed of by November 1996. In addition, the Company anticipates disposing of its investment in Roadmaster during 1996. The carrying value of the Company's investment in Roadmaster at December 31, 1995 was $47.5 million.

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

      In connection with the consummation of the Goldwyn Merger, the Company intends to refinance the MIG Credit Facility, the Orion Term Loan, the Orion Revolver and existing Goldwyn Debt. The Company intends to use the proceeds of an equity offer and a new Entertainment Group credit facility (the "Entertainment Group Credit Facility") to repay substantially all of such indebtedness and to provide itself and MITI with liquidity to finance its existing commitments and current business strategies. In addition to the refinancing, management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global entertainment, media and communications company, (ii) MITI's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) Orion's ability to continue to generate positive cash flows sufficient to meet its planned film production release schedule and service the Entertainment Group Credit Facility. There can be no assurance that the Company will be successful in consummating the equity offering and refinancing its indebtedness or that such refinancing can be accomplished on favorable terms. In the event the Company is unable to successfully complete such a refinancing, the Company, in addition to disposing of Snapper and its investment in Roadmaster, may be required to (i) attempt to obtain additional financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Management determines the appropriate classification of investments as held-tomaturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

================================================================================
Metromedia International Group, Inc.
================================================================================

Property Plant and Equipment

Property, plant and equipment, net consists of the following (in thousands):

                                                   December 31,  February 28,
                                                       1995         1995
                                                   ------------  ------------
     Office furniture and equipment                   $ 7,855      $ 5,338
     Automobile                                           133           95
     Leasehold improvements                               419          173
                                                      -------      -------
                                                        8,407        5,606
     Less: Accumulated depreciation and
           amortization                                (2,386)      (1,029)
                                                      -------      -------
                                                      $ 6,021      $ 4,577
                                                     ========      =======

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

================================================================================
Metromedia International Group, Inc.
================================================================================

The loss per share amounts for fiscal 1995 and fiscal 1994 represent combined Orion and MITI common shares converted at the exchange ratios used in the Merger (see Note 2).

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Under SFAS 52, foreign currency assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in shareholders' equity. The cumulative effect of translation, $600,000 at December 31, 1995, is immaterial to the consolidated financial statements and consequently is not reflected as a separate component of stockholders' equity. Gains and losses from foreign currency transactions are included in net income in the period in which they occur.

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations. Such differences, $54,000, $69,000, and $12,000 for calendar 1995, fiscal 1995, and fiscal 1994, respectively, were immaterial to the Company's results of operations for each of the periods presented.

Accrued Expenses

Accrued expenses consists of the following (in thousands):

                                                    December 31,   February 28,
                                                        1995          1995
                                                    ------------   ------------
     Accrued salaries and wages                       $ 9,627       $10,850
     Accrued taxes                                     11,000          --
     Accrued interest                                   9,822         3,104
     Self-insurance claims payable                     31,549          --
     Other                                             34,698        22,431
                                                      -------       -------
                                                      $96,696       $36,385
                                                      =======       =======

================================================================================
Metromedia International Group, Inc.
================================================================================

Self-Insurance

The Company is self-insured for workers' compensation, health, automobile, product and general liability costs of certain discontinued businesses. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported. The Company is not self-insured in connection with any continuing operations.

Cash and Cash Equivalents

Cash equivalents consists of highly liquid instruments with maturities of three months or less at the time of purchase. Included in cash at December 31, 1995, is approximately $10 million of restricted cash which represents amounts required to be held in the Company's captive insurance company (the "Captive"). The Company expects to liquidate the Captive during 1996 and free up the cash held by the Captive for general corporate purposes.

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

                                        Calendar     Fiscal      Fiscal
                                          1995        1995        1994
                                        --------     ------      ------
   Cash paid during the year for:
     Interest                           $ 12,270    $ 13,108   $ 14,907
                                        ========    ========   ========
     Taxes                              $    996    $  1,804   $  2,934
                                        ========    ========   ========

Supplemental schedule of non-cash investing and financing activities (in thousands):

                                        Calendar     Fiscal      Fiscal
                                          1995        1995        1994
                                        --------     ------      ------
   Acquisition of business:
     Fair value of assets acquired      $290,456    $   --     $   --
     Fair value of liabilities assumed   239,109        --         --
                                        --------    --------   --------
       Net value                        $ 51,347    $   --     $   --
                                        ========    ========   ========

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

- --------------------------------------------------------------------------------
2.  The Mergers
- --------------------------------------------------------------------------------

On November 1, 1995, (the "Merger Date") Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling"), consummated the mergers contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of September 27, 1995 among Orion, the Company, MITI and Sterling. The Merger

================================================================================
Metromedia International Group, Inc.
================================================================================

Agreement provided for, among other things, the simultaneous mergers of each of Orion and MITI with and into the Company's recently-formed subsidiaries, OPC Mergerco and MITI Mergerco, and the merger of Sterling with and into the Company (the "Mergers"). In connection with the Mergers, the Company changed its name from The Actava Group Inc. to Metromedia International Group, Inc.

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

Due to the existence of Metromedia Holders' common control of Orion and MITI prior to consummation of the Mergers, their combination pursuant to the Mergers was accounted for as a combination of entities under common control. Orion was deemed to be the acquiror in the common control Merger. As a result, the combination of Orion and MITI was effected utilizing historical costs for the ownership interests of the Metromedia Holders in MITI. The remaining ownership interests of MITI, were accounted for in accordance with the purchase method of accounting based on the fair value of such ownership interests, as determined by the value of the shares received by the holders of such interests at the effective time of the Mergers.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

was deemed to be a non-strategic asset and the Company plans to dispose of its investment during 1996. (see Note 4B. below).

Snapper is included in the accompanying consolidated balance sheet in an amount equal to the sum of the estimated cash flows from the operations of Snapper from November 1, 1995 to October 15, 1996, the expected date of sale (the "Holding Period") plus the anticipated proceeds from the sale of Snapper. At December 31, 1995, such estimated cash flows and proceeds from sale are expected to amount to $79.2 million. The earnings and losses of Snapper during the Holding Period will be excluded from the results of operations of the Company. The excess of the allocated purchase price to Snapper in the Actava acquisition over the estimated cash flows from the operations and sale of Snapper in the amount of $294 million has been reflected in the accompanying consolidated statement of operations as a loss on disposal of a discontinued operation. No income tax benefits were recognized in connection with this loss on disposal because of the Company's losses from continuing operations and net operating loss carryforwards.

The results of Snapper for the period November 1, 1995 through December 31, 1995, which are excluded from the accompanying consolidated statement of operations, are as follows (in thousands):

                   Net Sales                     $ 14,385
                   Operating expenses              34,646
                                                 --------
                   Operating loss                 (20,261)
                   Interest expense                (1,213)
                   Other expenses                    (259)
                                                 ---------
                   Loss before taxes              (21,733)
                   Income taxes                      --
                                                 ---------
                   Net loss                      $(21,733)
                                                 =========

Included in operating expenses above is a loss of approximately $5.7 million related to the sale of Snapper's European division.

The Company has advanced $4.2 million to Snapper during the period from November 1, 1995 to December 31, 1995 and has not received any repayments of cash. Accordingly, $4.2 million has been added to the carrying value of Snapper at November 1, 1995.

The purchase price of Actava, Sterling and MITI minority interests, exclusive of transaction costs, amounted to $438.9 million at November 1, 1995 as follows (in thousands):

          Actava shares outstanding                     17,491
          Common stock to MITI minority shareholders     4,211
          Common stock to Sterling stockholders            483
                                                      --------

          Number of shares issued to acquire
           Actava, MITI minority and Sterling           22,185
          Merger Date stock price                       18.625
                                                      --------
          Value of stock                              $413,207
          Value of Actava options                        8,780
          Value of MITI options                         16,897
                                                      --------
            Total purchase price                      $438,884
                                                      ========

The excess purchase price over the net fair value of assets acquired amounted to $404 million at November 1, 1995 before writeoff of Snapper goodwill of $294 million.

================================================================================
Metromedia International Group, Inc.
================================================================================

The following unaudited proforma consolidated results of operations illustrate the effect of the Mergers, the deconsolidation of Snapper and the associated refinancing of Orion's indebtedness (see Note 8) and assumes that the transactions occurred at the beginning of each of the periods presented (in thousands):

                                     Calendar           Fiscal
                                       1995              1995
                                     --------           ------

          Revenues                  $ 145,150          $ 203,232

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

- --------------------------------------------------------------------------------
3.  Chapter 11 Reorganization Costs
- --------------------------------------------------------------------------------

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

================================================================================
Metromedia International Group, Inc.
================================================================================

- --------------------------------------------------------------------------------
4.  Investments
- --------------------------------------------------------------------------------

A. Short-Term Investments

All of the Company's short-term investments are classified as available-for-sale and are summarized as follows (in thousands):

                                         Available-for-Sale Securities
                                  --------------------------------------------

                                                Gross       Gross    Estimated
                                  Amortized   Unrealized  Unrealized   Fair
                                    Cost        Gains       Losses     Value
                                  ---------   ----------  ----------  --------

    U.S. securities                $ 5,319     $  47        $  --     $ 5,366


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

                                                                Estimated
                                                  Amortized       Fair
    Available-for-Sale                              Cost          Value
                                                  ---------     --------

    Due in one year or less                       $ 2,001       $ 2,008
    Due after one year through three years          2,008         2,034
    Due after three years                           1,310         1,324
                                                   ------        ------
      Total                                       $ 5,319       $ 5,366
                                                   ======        ======

All available-for-sale securities are classified as current since they are available for use in the Company's current operations.

B. Roadmaster Industries, Inc.

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

As of December 31, 1995, the Company owned 38% of the issued and outstanding shares of Roadmaster Common Stock based on approximately 48,600,000 shares of Roadmaster Common Stock outstanding. Summarized financial information for Roadmaster is shown below (in thousands):

================================================================================
Metromedia International Group, Inc.
================================================================================

                                         Nine Months Ended     Year Ended
                                           September 30,       December 31,
                                               1995               1994
                                           -------------       ------------
                                           (Unaudited)

    Net sales                               $ 523,480          $ 455,661
    Gross profit                               68,111             66,790
    Net income (loss)                          (9,259)             5,000
    Current assets                            391,003            358,169
    Non-current assets                        188,954            158,478
    Current liabilities                       250,673            181,778
    Non-current liabilities                   233,062            231,772
    Minority interest                            -                  -
    Redeemable common stock                     2,000              2,000
    Total shareholders' equity                 94,222            101,097



- --------------------------------------------------------------------------------
5.  Film Accounts Receivable and Deferred Revenues
- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------
6.  Film Inventories
- --------------------------------------------------------------------------------

The following is an analysis of film inventories (in thousands):

                                                     December 31,   February 28,
                                                         1995           1995
                                                     ------------   ------------

Current:
Theatrical films released, less amortization          $  53,813        $  67,051
Television programs released, less amortization           5,617            2,816
                                                      ---------        ---------
                                                         59,430           69,867
                                                      ---------        ---------
Non current:
Theatrical films released, less amortization            132,870          173,279
Television programs released, less amortization           4,363            6,528
                                                      ---------        ---------
                                                        137,233          179,807
                                                      ---------        ---------
                                                      $ 196,663        $ 249,674
                                                      =========        =========

================================================================================
Metromedia International Group, Inc.
================================================================================

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

- --------------------------------------------------------------------------------
7.  Investments in and Advances to Joint Ventures
- --------------------------------------------------------------------------------

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

================================================================================
Metromedia International Group, Inc.
================================================================================

As of December 31, 1995 and 1994, MITI's investments in and advances to Joint Ventures were as follows (in thousands):

                                       Investments in and
                                           Advances to                  Year
                                          Joint Ventures    Ownership  Venture   Date Operations
            Name                        1995         1994       %      Formed     Commenced
            ----                        ----         ----       -      ------     ---------
  Kosmos TV, Moscow, Russia          $  4,317      $ 5,822     50%       1991      May, 1992
  Baltcom TV, Riga Latvia               6,983        4,741     50%       1991      June, 1992
  Ayety TV, Tbilisi, Georgia            3,630        1,935     49%       1991      September, 1993
  Kamalak, Tashkent, Uzbekistan         3,731        1,535     50%       1992      September, 1993
  Baltcom Paging, Tallin, Estonia       2,585        1,829     39%       1992      December, 1993
  SAC-Radio 7, Moscow, Russia           1,174        1,256     51%       1991      January, 1994
  Sun TV, Kishinev, Moldova             1,613          690     50%       1993      October, 1994
  Raduga Paging, Nizhny Novgorod          364          450     45%       1993      October, 1994
  Alma-TV, Almaty, Kazakhstan           1,318          774     50%       1994      June, 1995
  Telecom Georgia, Tbilisi, Georgia     2,078        1,485     30%       1994      September, 1994
  Raduga TV, Nizhny Novgorod              254          222     50%       1994      Pre-Operational
  Baltcom Plus, Riga, Latvia            1,412          331     50%       1994      April, 1995
  Minsk Cable, Minsk, Belarus             918          733     50%       1993      Pre-Operational
  Tbilisi Paging, Tbilisi, Georgia        619          342     45%       1993      November, 1994
  St. Petersburg Paging,
   St. Petersburg, Russia                 527         -        40%       1994      October, 1995
   Other                                5,411       2,166
                                       ------       -----
                                     $ 36,934     $24,311
                                     ========     =======

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

================================================================================
Metromedia International Group, Inc.
================================================================================

Summarized combined financial information of Joint Ventures accounted for under the equity method, that have commenced operations as of the dates indicated above is as follows (in thousands):

                             Combined Balance Sheets

                                                       September 30, September 30, December 31,
                                                           1995          1994          1993
                                                       -------------  ------------ ------------
                                     Assets
  Current assets                                         $  6,937      $  1,588      $    841
  Investments in wireless systems and equipment, net       31,349        17,040        10,758
  Other assets                                              2,940           895            28
                                                          -------       -------       -------
  Total Assets                                           $ 41,226      $ 19,523      $ 11,627
                                                          =======       =======       =======

                Liabilities and Joint Ventures' Equity (Deficit)

  Current liabilities                                    $ 10,954      $  2,637      $  1,022
  Amount payable under MITI credit facility                33,699        11,327         6,635
  Other long-term liabilities                                -            1,513            74
                                                          -------       -------       -------
  Total Liabilities                                        44,653        15,477         7,731
                                                          -------       -------       -------
  Joint Ventures' Equity (Deficit)                         (3,427)        4,046         3,896
                                                          -------       -------       -------
  Total Liabilities and Joint Ventures'
   Equity (Deficit)                                      $ 41,226      $ 19,523      $ 11,627
                                                          =======       =======       =======

                        Combined Statements of Operations

                                                                       Nine months
                                                         Year ended      ended        Year ended
                                                         September 30, September 30, December 31,
                                                            1995          1994           1993
                                                         ------------ -------------  -----------
  Revenues                                               $ 19,344      $  3,280      $  1,452
                                                          -------       -------       -------
  Expenses:
  Cost of service                                           9,993         2,026           969
  Selling, general and administrative                      11,746         2,411           973
  Depreciation and amortization                             3,917         1,684           911
  Other                                                        -            203            67
                                                          -------       -------       -------
  Total Expenses                                           25,656         6,324         2,920
                                                          -------       -------       -------

  Operating Loss                                           (6,312)       (3,044)       (1,468)
  Interest Expense                                         (1,960)         (632)          (64)
  Other Income (Expense)                                   (1,920)           47             2
  Foreign Currency Translation Gain (Loss)                   (203)           15           (91)
                                                          -------       -------       -------
  Net Loss                                               $(10,395)     $ (3,614)     $ (1,621)
                                                         ========      ========      ========

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

                                                           Wireless                         Radio
 Calendar 1995                                             Cable TV        Paging        Broadcasting    Telephony          Total
 -------------                                             --------        ------        ------------    ---------          -----
  Consolidated Subsidiaries and
   Joint Ventures

 Revenues                                                  $   --          $    690        $  3,879        $   --          $  4,569
 Depreciation and amortization                                 --               132             366            --               498
 Operating income (loss) before taxes                          --               (23)           (237)           --              (260)
 Assets                                                        --             2,398           7,999            --            10,397
 Capital expenditures                                          --                40             172            --               212
                                                           ========        ========        ========        ========        ========
Unconsolidated Equity Joint Ventures
 Revenues                                                  $  8,809        $  2,427        $    918        $  7,190        $ 19,344
 Depreciation and amortization                                3,071             345              36             465           3,917
 Operating income (loss) before taxes                        (4,152)           (613)         (1,255)           (292)         (6,312)
 Assets                                                      22,727           3,495             247          14,757          41,226
 Capital expenditures                                         9,727           1,933              46           9,740          21,446
                                                           ========        ========        ========        ========        ========
 Net investment in Joint Ventures                          $ 21,592        $  4,980        $  1,174        $  2,078        $ 29,824
 MITI equity in losses of
  unconsolidated investees                                   (5,885)           (403)         (1,388)           (305)         (7,981)
                                                           ========        ========        ========        ========        ========
Combined
 Revenues                                                  $  8,809        $  3,117        $  4,797        $  7,190        $ 23,913
 Depreciation and amortization                                3,071             477             402             465           4,415
 Operating income (loss) before taxes                        (4,152)           (636)         (1,492)           (292)         (6,572)
 Assets                                                      22,727           5,893           8,246          14,757          51,623
 Capital expenditures                                         9,727           1,973             218           9,740          21,658
                                                           ========        ========        ========        ========        ========

================================================================================
Metromedia International Group, Inc.
================================================================================

                                                           Wireless                        Radio
Fiscal 1995                                                Cable TV         Paging       Broadcasting       Telephony       Total
- -----------                                                --------         ------       ------------       ---------       -----
  Consolidated Subsidiaries and
   Joint Ventures
 Revenues                                                  $    416        $    266        $  2,863        $   --          $  3,545
 Depreciation and amortization                                  320             101             214            --               635
 Operating income (loss) before taxes                          (359)           (331)           (795)           --            (1,485)
 Assets                                                         704           1,956          10,135            --            12,795
 Capital expenditures                                          --                49              97            --               146
                                                           ========        ========        ========        ========        ========
Unconsolidated Equity Joint Ventures
 Revenues                                                  $  2,672        $    180        $    373        $     55        $  3,280
 Depreciation and amortization                                1,655            --                20               9           1,684
 Operating income (loss) before taxes                        (2,026)           (425)            (15)           (578)         (3,044)
 Assets                                                      15,090           1,030             856           2,547          19,523
 Capital expenditures                                         5,072             766               8           2,487           8,333
                                                           ========        ========        ========        ========        ========
 Net investment in Joint Ventures                          $ 14,033        $  1,829        $  1,256        $  1,485        $ 18,603
 MITI equity in losses of
  unconsolidated investees                                   (1,838)           (147)            (99)           (173)         (2,257)
                                                           ========        ========        ========        ========        ========
Combined
 Revenues                                                  $  3,088        $    446        $  3,236        $     55        $  6,825
 Depreciation and amortization                                1,975             101             234               9           2,319
 Operating income (loss) before taxes                        (2,385)           (756)           (810)           (578)         (4,529)
 Assets                                                      15,794           2,986          10,991           2,547          32,318
 Capital expenditures                                         5,072             815             105           2,487           8,479
                                                           ========        ========        ========        ========        ========

Doc#:DS3:162525.5   22-101

================================================================================
Metromedia International Group, Inc.
================================================================================

                                                              Wireless                        Radio
Fiscal 1994                                                   Cable TV         Paging       Broadcasting     Telephony    Total
- -----------                                                   --------         ------       ------------     ---------    -----
Consolidated Subsidiaries and
 Joint Ventures

 Revenues                                                     $     51         $   --           $  --        $ --        $     51
 Depreciation and amortization                                     110             --              --          --               110
 Operating income (loss) before taxes                             (303)             (55)           --          --              (358)

 Assets                                                            256            1,069            --          --             1,325
 Capital expenditures                                             --                 34            --          --                34
                                                              ========         ========         =======       ====          =======
Unconsolidated Equity Joint Ventures

 Revenues                                                     $  1,452         $   --           $  --        $ --        $  1,452
 Depreciation and amortization                                     909                2            --          --               911
 Operating income (loss) before taxes                           (1,400)             (68)           --          --            (1,468)
 Assets                                                         10,520            1,107            --          --            11,627
 Capital expenditures                                            3,411              764            --          --             4,175
                                                              ========         ========         =======       ====          =======


 Net investment in Joint Ventures                             $  7,123         $  1,445         $ 1,055      $ --        $  9,623
 MITI equity in losses of
  unconsolidated investees                                        (752)             (25)           --          --              (777)
                                                              ========         ========         =======       ====         ========


Combined

 Revenues                                                     $  1,503         $   --           $  --          --          $  1,503
 Depreciation and amortization                                   1,019                2            --          --             1,021
 Operating income (loss) before taxes                           (1,703)            (123)           --          --            (1,826)

 Assets                                                         10,776            2,176            --          --            12,952
 Capital expenditures                                            3,411              798            --          --             4,209
                                                              ========         ========         =======       ====         ========

More than 90% of the Company's assets are located in, and substantially all of the Company's operations are derived from, Republics in the Commonwealth of Independent States or Eastern Europe.

================================================================================
Metromedia International Group, Inc.
================================================================================

- --------------------------------------------------------------------------------
8.  Long-term Debt
- --------------------------------------------------------------------------------


Long-term debt at December 31, 1995 and February 28, 1995 consisted of the following (in thousands):

                                                     December 31,  February 28,
                                                        1995         1995
                                                     ------------  ------------
MIG (excluding Orion and MITI)

MIG Credit Facility                                   $ 28,754      $   --
6 1/2% Convertible Debentures due 2002, net of
  unamortized discount of $17,994                       57,006          --
9 1/2% Debentures due 1998, net of unamortized
  discount of $140                                      59,344          --
9 7/8% Senior Debentures due 1997, net of

  unamortized premium of $217                           18,217          --
10% Debentures due 1999                                  6,075          --
Other long-term debt:

 Secured 6.25% due 1998                                  1,020          --
                                                      --------      --------

                                                       170,416          --
                                                      --------      --------
Orion
Notes payable to banks under Credit, Security
 & Guaranty Agreements                                 123,700          --
Notes payable to banks under the Third
 Restated Credit Agreement                                --          58,619
Obligation to Metromedia Company
 under Reimbursement Agreement                            --          19,544
Talent Notes due 1999, net of unamortized discount
 of $8,488                                                --          26,057
Creditor Notes due 1999, net of unamortized discount
 of $21,745                                               --          40,630
Non-interest bearing payment obligation to Sony,
 net of unamortized discount of $1,191                    --          16,756
Other guarantees and contracts payable, net of
 unamortized discounts of $2,402 and $2,943              9,939         8,124
10% Subordinated Debentures due 2001,
 net of unamortized discount of $8,097                    --          42,349
                                                      --------      --------
                                                       133,639       212,079
                                                      --------      --------
MITI
Hungarian Foreign Trade Bank                               588         1,057
Other                                                     --             168
Demand Notes payable                                      --           5,529
Notes payable to Metromedia Company                       --          18,194
                                                      --------      --------
                                                           588        24,948
                                                      --------      --------
     Less: current portion - Metromedia Company           --          37,738
                           - Other                      40,597        96,177
                                                      --------      --------
     Long-term debt, net of current portion           $264,046      $103,112
                                                      ========      ========

================================================================================
Metromedia International Group, Inc.
================================================================================

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


MIG (excluding Orion and MITI)

On November 1, 1995, the Company entered into a $35 million revolving credit agreement ("MIG Credit Facility") with Chemical Bank. On December 31, 1995, the Company had utilized $28.8 million. At the borrower's option, the MIG Credit Facility bears interest at a rate of LIBOR plus 2%, or Chemical Bank's alternative base rate plus 1%. The MIG Credit Facility terminates October 30, 1996.

Under terms of the MIG Credit Facility, the aggregate amount of all outstanding loans cannot exceed 65% of the market value of Roadmaster stock (see Note 4). Borrowings under the MIG Credit Facility are secured by all of the stock of Roadmaster owned by the Company, and a subordinated lien of the assets of Snapper, Inc. The loan is guaranteed by MITI. It is assumed that the carrying value of the MIG Credit Facility approximates its fair value because of its floating interest rate feature.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Interest is charged on the Orion Term Loan at the agent bank's prime rate plus 2% or at 3% above the LIBOR rate, at Orion's option; and for the Orion Revolver at the agent bank's prime rate plus 1/2% or at 1-1/2% above the LIBOR rate, also at Orion's option. At December 31, 1995, the effective interest rates for the Orion Term Loan and the Orion Revolver were 8.9% and 7.3%, respectively. Indebtedness under the Orion Credit Agreement is secured by all of Orion's assets, including the common stock of Orion and its subsidiaries. In addition to the quarterly amortization schedule, the Orion Credit Agreement provides that in the event that the ratio of the value of the eligible accounts receivable in Orion's borrowing base to the amount outstanding under the Orion Term Loan (the "Borrowing Base Ratio") does not exceed a designated threshold, all cash received by Orion must be used to prepay principal and interest on the Orion Term Loan until such Borrowing Base Ratio exceeds such designated threshold. All prepayments may be applied against scheduled quarterly repayments.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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


- --------------------------------------------------------------------------------
9.  Stockholders' Equity
- --------------------------------------------------------------------------------

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

After giving effect to the Merger, the Company has reserved the shares of Common Stock listed below for possible future issuance:

                                                                  December 31,
                                                                     1995
                                                                  ------------
    Stock options                                                  2,014,258
    6 1/2% Convertible Subordinated Debentures (see Note 8)        1,801,802
    Restricted stock plan                                            132,800
                                                                   ---------
                                                                   3,948,860
                                                                   =========

================================================================================
Metromedia International Group, Inc.
================================================================================

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

After giving effect to the Merger, the following table reflects changes in the stock options issued under these plans:

                                                     Shares           Average
                                                   Subject to       Option Price
                                                     Option          Per Share
                                                   ----------       ------------

Incentive Stock Options

   Balance at December 31, 1993                        --
                                                    -------
     Options granted                                   --
     Options exercised                                 --
     Options canceled                                  --
                                                    -------
     Balance at December 31, 1994                      --
                                                    -------

   Transfer of Actava options in Merger             203,000      $ 8.00 - $12.00
     Options granted                                   --
     Options exercised                              (19,000)     $ 8.00 - $ 9.00
     Options canceled                                  --


     Balance at December 31, 1995                   184,000      $ 8.00 - $ 9.00
                                                    =======

     Options exercisable at end of year              78,000      $ 8.00 - $12.00
                                                    =======



Nonqualified Stock Options

   Balance at December 31, 1993                        --

     Options granted                                283,000      $     5.41
     Options exercised                                 --
     Options canceled                                  --
                                                    -------

     Balance at December 31, 1994                   283,000      $     5.41
                                                    -------

   Transfer of Actava options in Merger             234,000      $ 8.00 - $14.50
     Options granted                                366,000      $     5.41
     Options exercised                              (74,000)     $ 8.00 - $14.50
     Options canceled                               (89,000)     $     5.41

     Balance at December 31, 1995                   720,000      $ 5.41 - $14.50
                                                    =======


     Options exercisable at end of year             178,000      $ 5.41 - $14.50
                                                    =======

There were 153,000 shares under the stock option plans at December 31, 1995 which were available for the granting of additional stock options.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

- --------------------------------------------------------------------------------
10.  Income Taxes
- --------------------------------------------------------------------------------

The provision for income taxes for calendar 1995, fiscal 1995 and 1994, all of which is current, consists of the following (in thousands):

                                         Calendar       Fiscal        Fiscal
                                           1995           1995          1994
                                         -------        -------       -------
Federal                                  $  --          $  --         $  --
State and local                              167            100           100
Foreign                                      600          1,200         2,000
                                         -------        -------       -------
Current                                      767          1,300         2,100
Deferred                                    --             --            --
                                         -------        -------       -------
Total                                    $   767        $ 1,300       $ 2,100
                                         =======        =======       =======

Such provision has been allocated to continuing operations before extraordinary items, discontinued operations and extraordinary items as follows (in thousands):

                                         Calendar       Fiscal        Fiscal
                                           1995           1995          1994
                                         -------        -------       -------
Operations before extraordinary items    $   767        $ 1,300       $ 2,100
Discontinued operations                     --             --            --
Extraordinary items                         --             --            --
                                         -------        -------       -------
                                         $   767        $ 1,300       $ 2,100
                                         =======        =======       =======

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

The Company had pre-tax losses from foreign operations of $3.4 million, $9.5 million and $100,000 in calendar 1995, fiscal 1995 and fiscal 1994, respectively.

================================================================================
Metromedia International Group, Inc.
================================================================================

Pre-tax losses from domestic operations were $74.9 million, $56.4 million and $129.6 million in calendar 1995, fiscal 1995 and fiscal 1994, respectively.

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

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) for calendar 1995 and fiscal 1995 are as follows (in thousands):

                                                  December 31,     February 28,
                                                      1995             1995
                                                      ----             ----
Net Operating loss carryforward                    $ 241,877        $ 177,846
Deferred income                                       22,196           24,245
Investment credit carryforward                        28,000           28,000
Allowance for doubtful accounts                        4,395            5,346
Capital loss carryforward                              3,850             --
Film costs                                            (1,832)         (15,077)
Shares payable                                        15,670           14,986
Reserves for self-insurance                           10,970             --
State tax accruals                                     3,811             --
Investment in equity investee                         22,146             --
Purchase of safe harbor lease investment              (9,115)            --
Minimum tax credit (ATM) carryforward                  8,805             --
Other reserves                                         6,331            6,958
Other                                                  3,843           (1,285)
                                                   ---------        ---------
Subtotal before valuation allowance                  360,947          241,019
Valuation allowance                                 (360,947)        (241,019)
                                                   ---------        ---------
Deferred taxes                                     $    --          $    --
                                                   =========        =========

The net change in the total valuation allowance for calendar 1995, fiscal 1995 and fiscal 1994 was an increase of $119.9 million, $51.3 million and $3.4 million, respectively.

================================================================================
Metromedia International Group, Inc.
================================================================================

The Company's provision for income taxes for calendar 1995, fiscal 1995 and 1994, differs from the provision that would have resulted from applying the federal statutory rates during those periods to income (loss) before provision for income taxes. The reasons for these differences are explained in the following table (in thousands):

                                        Calendar       Fiscal        Fiscal
                                          1995          1995          1994
                                          ----          ----          ----
Provision (benefit) based upon
  federal statutory rate of 35%        $(132,138)    $ (23,839)    $ (43,084)
State taxes, net of federal benefit          109            65            65
Foreign taxes in excess
  of federal credit                          600         1,200         2,000
Non-deductible direct expenses of
  chapter 11 filing                          448           214           596
Current year operating loss
  not benefitted                          26,943        22,832        42,201
Equity in losses of
  Joint Ventures                           2,778           790           272
Extraordinary loss on early
  extinguishment of debt                 (11,344)         --            --
Reduction of extraordinary loss
  not benefitted                          11,344          --            --
Discontinued operations, not
  tax benefitted                         101,999          --            --
Other, net                                    28            38            50
                                       ---------     ---------     ---------
Provision for income taxes             $     767     $   1,300     $   2,100
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

Under Section 382 of the Internal Revenue Code, annual limitations will generally apply to the use of the Pre-November 1 Losses of the Former Groups by the Company. The amount of the annual limitation with respect to a Former Group will depend upon the application of certain principles contained in Section 382 of the Internal Revenue Code relating to the valuation of such Former Group immediately prior to the November 1 Mergers and an interest factor published by the Internal Revenue Service on a monthly basis. Based on the market price of the Company's stock at the effective time of the Mergers, the exchange ratios with respect to the shares of Orion, MITI and Sterling, and the published interest factor of 5.75 percent (applicable to transactions that occurred in November 1995), the annual limitations on the use of the Pre-November 1 Losses of the Orion Group, Actava Group, the MITI Group and the Sterling Group, respectively, by the MIG Group

================================================================================
Metromedia International Group, Inc.
================================================================================

would currently be approximately $11.9 million, $18.3 million, $10.0 million and $510,000 per year, respectively. To the extent Pre-November 1 Losses equal to the annual limitation with respect to any of the Former Groups are not used in any year, the unused amount would generally be available to be carried forward and used to increase the limitation with respect to such Former Group in the succeeding year.

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

- --------------------------------------------------------------------------------
11.  Employee Benefit Plans
- --------------------------------------------------------------------------------

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

================================================================================
Metromedia International Group, Inc.
================================================================================

Orion has a 401(k) defined contribution retirement and savings plan covering all eligible employees who prior to March 1 or September 1, have completed 1,000 hours of service, as defined in the plan. Participants may make pretax contributions to the plan of up to 15% of their compensation, as defined, subject to certain limitations as prescribed by the Internal Revenue Code. Orion matches 50% of amounts contributed up to $500 per participant per plan year. Orion may make discretionary contributions on an annual basis to the plan. The exact amount of discretionary contributions is decided each year by the Board of Directors. There have been no discretionary contributions since the inception of the plan. Total employer contribution expense for calendar 1995, fiscal 1995 and fiscal 1994 was approximately $64,000 each year.

- --------------------------------------------------------------------------------
12.  Business Segment Data
- --------------------------------------------------------------------------------

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

================================================================================
Metromedia International Group, Inc.
================================================================================

                              BUSINESS SEGMENT DATA
                                 (in thousands)

                                           Calendar       Fiscal        Fiscal
                                             1995          1995          1995
                                          ---------     ---------     ---------
Filmed Entertainment:
  Net revenues                            $ 133,812     $ 191,244     $ 175,662
  Direct operating costs                   (155,720)     (208,755)     (263,961)
  Depreciation and amortization                (694)         (767)         (708)
                                          ---------     ---------     ---------
  Loss from operations                      (22,602)      (18,278)      (89,007)
                                          =========     =========     =========
  Assets at year end                        283,093       351,588       508,014
  Capital expenditures                        1,151         1,198          (785)
                                          =========     =========     =========
Communications:
  Net revenues                                5,158         3,545            51
  Direct operating costs                    (26,937)      (19,067)       (6,086)
  Depreciation and amortization              (2,101)       (1,149)         (174)
                                          ---------     ---------     ---------
  Loss from operations                      (23,880)      (16,671)       (6,209)
                                          =========     =========     =========
  Equity in losses of Joint Ventures          7,981         2,257           777
                                          =========     =========     =========
  Assets at year end                        161,089        40,282        12,637
  Capital expenditures                        2,548         3,610        (1,423)
                                          =========     =========     =========
Headquarters and Eliminations:
  Net revenues                                  (99)           --            --
  Direct operating costs                       (876)           --            --
  Depreciation and amortization                  --            --            --
                                          ---------     ---------     ---------
  Income from operations                       (975)           --            --
                                          =========     =========     =========
  Assets at year end including
    discounted operations and
    eliminations                            155,456            --            --
                                          =========     =========     =========
Consolidated - Continuing Operations:
  Net revenues                              138,871       194,789       175,713
  Direct operating costs                   (183,533)     (227,822)     (270,047)
  Depreciation and amortization              (2,795)       (1,916)         (882)
                                          ---------     ---------     ---------
  Loss from operations                      (47,457)      (34,949)      (95,216)
                                          =========     =========     =========
  Equity in losses of joint ventures          7,981         2,257           777
                                          =========     =========     =========
  Assets at year end                        599,638       391,870       520,651
  Capital expenditures                    $   3,699     $   4,808     $   2,208
                                          =========     =========     =========

Management fees of $100,000 charged to operations are eliminated from the business segment data.

================================================================================
Metromedia International Group, Inc.
================================================================================

The sources of the Company's revenues from continuing operations by market for each of the last three fiscal years are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. The following table sets forth Orion's export sales from continuing operations by major geographic area for each of the last three fiscal years (in thousands):

                                        Calendar        Fiscal          Fiscal
                                          1995           1995            1994
                                          ----           ----            ----
Canada                                   $ 4,150        $ 3,862         $ 1,562
Europe                                    32,126         36,532          62,107
Mexico and South America                   2,454          4,586           5,782
Asia and Australia                         8,841         13,820          23,876
                                         -------        -------         -------
                                         $47,571        $58,800         $93,327
                                         =======        =======         =======

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


- --------------------------------------------------------------------------------
13.  Commitments and Contingent Liabilities
- --------------------------------------------------------------------------------

Commitments

The Company is obligated under various operating leases. Total rent expense amounted to $2.6 million, $2.3 million, and $2.2 million, in calendar 1995, fiscal 1995 and fiscal 1994, respectively.

Minimum rental commitments under noncancellable operating leases are set forth in the following table (in thousands):

                                      Year               Amount
                                      ----               ------
                                      1996               $1,911
                                      1997                  954
                                      1998                  832
                                      1999                  519
                                      2000                  252
                                Thereafter                  526
                                                         ------
          Total minimum rental commitments               $4,994
                                                         ======

The Company and certain of its subsidiaries have employment contracts with various officers, with remaining terms of less than one year, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1995 under such contracts is approximately $8.1 million.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

The agreements also provide that MITI will arrange for or make direct loans to Protocall relating to existing joint venture commitments of up to $3.4 million, plus any additional amounts agreed to by the parties.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Litigation

Fuqua Industries, Inc. Shareholder Litigation

Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which formerly owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock, other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. The motion to dismiss is still pending.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

The Company has agreed to indemnify the purchaser of a former subsidiary of the Company for certain obligations, liabilities and costs incurred by such subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1995. As of December 31, 1995, the Company had a remaining reserve of approximately $1.3 million to cover its obligations to its former subsidiary.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

has performed other tests on the Opelika Property. Based upon the preliminary results of these tests, the Company believes that the reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

- --------------------------------------------------------------------------------
14.  Selected Quarterly Financial Data (unaudited)
- --------------------------------------------------------------------------------

Selected financial information for the quarterly periods in calendar 1995 and fiscal 1995 is presented below (in thousands, except per-share amounts):
- --------------------------------------------------------------------------------

                                                         First Quarter of                  Second Quarter of
- -----------------------------------------------------------------------------------------------------------------------
                                                   Calendar             Fiscal          Calendar          Fiscal
                                                     1995                1995             1995             1995
- -----------------------------------------------------------------------------------------------------------------------
Revenues                                           $ 37,678            $ 84,345 (b)     $ 40,755         $ 30,394
Operating loss                                      (10,692)(a)          (6,750)          (7,460)         (11,079)(c)
Interest expense, net                                 8,119               7,137            7,353            7,123
Equity interest in losses of Joint Ventures            (588)               --             (1,633)            (362)
Net loss                                            (20,366)            (14,453)         (16,714)         (19,087)
- -----------------------------------------------------------------------------------------------------------------------
Loss per common share:
  Primary:
    Net loss                                       $   (.97)           $   (.79)        $   (.80)        $   (.92)
=======================================================================================================================


                                                          Third Quarter of                    Fourth Quarter of
- -----------------------------------------------------------------------------------------------------------------------
                                                    Calendar           Fiscal           Calendar             Fiscal
                                                      1995              1995              1995                1995
- -----------------------------------------------------------------------------------------------------------------------
Revenues                                           $  35,468         $  45,187         $  24,970            $  34,863
Operating loss                                        (6,762)           (3,939)          (22,543)(d)          (13,181)(e)
Interest expense, net                                  7,574             6,374             6,493                8,661
Equity interest in losses of Joint Ventures           (1,568)             (777)           (4,192)              (1,118)
  Net loss before discontinued
    operations and extraordinary item                (16,146)          (11,425)          (33,798)             (24,446)
Loss on disposal of discontinued operations             --                --            (293,570)(f)             --
Loss on early extinguishment of debt                    --                --             (32,382)(g)             --
Net loss                                             (16,146)          (11,425)         (359,750)             (24,446)
- -----------------------------------------------------------------------------------------------------------------------
Loss per common share:
  Primary:
    Continuing operations                          $    (.77)        $    (.55)        $    (.96)           $   (1.17)
    Discontinued operations                        $    --           $    --           $   (8.30)           $    --
    Extraordinary item                             $    --           $    --           $    (.92)           $    --
    Net loss                                       $    (.77)        $    (.55)        $  (10.18)           $   (1.17)
=======================================================================================================================

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

================================================================================
Metromedia International Group, Inc.
================================================================================

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

- --------------------------------------------------------------------------------
15.  Subsequent Developments
- --------------------------------------------------------------------------------

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

================================================================================
Metromedia International Group, Inc.
================================================================================

METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.
                             Statement of Operations
            (Registrant only in thousands, except per share amounts)

                                                                   Period Ended
                                                                   December 31,
                                                                       1995
                                                                    ---------
 Revenues                                                           $      --
 Cost and expenses:
      Selling, general and administrative                               1,109
                                                                    ---------
 Operating loss                                                        (1,109)

 Interest expense, net                                                  2,208
 Equity in losses of subsidiaries                                      83,707
                                                                    ---------
 Loss from continuing operations                                      (87,024)
      before extraordinary item

 Discontinued Operations - loss on disposal                          (293,570)
 Equity in extraordinary item - early extinguishment of debt          (32,382)
                                                                    ---------
 Net Loss                                                           $(412,976)
                                                                    =========
 Loss per common share:
    Primary:
        Continuing Operations:
        Discontinued Operation                                      $   (3.54)
                                                                    =========
        Extraordinary Item                                          $  (11.97)
                                                                    =========
        Net Loss                                                    $   (1.32)
                                                                    =========
                                                                    $  (16.83)
                                                                    =========

The accompanying notes are an integral part of the condensed financial information. See Notes to Condensed Financial Information on page S-4.

================================================================================
Metromedia International Group, Inc.
================================================================================

METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                  Balance Sheet
                         (Registrant only in thousands)

                                                           December 31,
                                                               1995
                                                            ---------
          Current Assets:
            Cash and cash equivalents                       $  21,848
            Other assets                                        3,010
                                                            ---------
            Total current assets                               24,858

          Investment in Roadmaster Industries, Inc.            47,455
          Investment in Snapper, Inc.                          79,200
          Investment in subsidiaries                           81,565
          Intercompany accounts                                86,102
          Other assets                                          2,566
                                                            ---------
            Total assets                                    $ 321,746
                                                            =========

          Current Liabilities:
            Accounts payable                                $     943
            Accrued expenses                                   66,750
            Current portion of long term debt                  32,682
                                                            ---------
            Total current liabilities                         100,375

          Long term debt                                      137,734
          Other long term liabilities                             382
                                                            ---------
            Total liabilities                                 238,491

          Stockholders' equity
            Common stock                                       42,614
            Paid-in surplus                                   728,747
            Accumulated deficit                              (688,106)
                                                            ---------
            Total stockholders' equity                         83,255
                                                            ---------
            Total liabilities and stockholder equity        $ 321,746
                                                            =========

The accompanying notes are an integral part of the condensed financial information. See Notes to Condensed Financial Information on page S-4.

================================================================================
Metromedia International Group, Inc.
================================================================================

METROMEDIA INTERNATIONAL GROUP, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                      METROMEDIA INTERNATIONAL GROUP, INC.
                             Statement of Cash Flows
                         (Registrant only in thousands)

                                                                 Period Ended
                                                                 December 31,
                                                                     1995
                                                                  ---------
    Net loss                                                      $(412,976)
    Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
    Loss on discontinued operations                                 293,570
    Equity in losses of investees                                   116,089
    Amortization of debt discounts and costs                            434

    (Increase) decrease in prepaid expenses                          (5,567)
    (Increase) decrease in other current assets                       5,434
    (Increase) decrease in other  assets                              1,769
                                                                  ---------
         Cash provided by (used in) operations                       (1,247)
                                                                  ---------
    Investment activities:
      Proceeds from notes receivable                                 45,320
      Investment in subsidiaries                                     (4,230)
      Cash acquired, net in merger                                   72,068
                                                                  ---------
         Cash provided by (used in) investment activities           113,158
                                                                  ---------
    Financing Activities:
      Proceeds from revolving term loan                              28,754
      Payments on notes and subordinated debt                       (48,222)
      Proceeds from issuance of stock                                 2,282
      Due from subsidiary                                           (72,877)
                                                                  ---------
         Cash provided by (used in) financing activities            (90,063)
                                                                  ---------
    Net increase (decrease) in cash:                                 21,848
    Cash and cash equivalents at beginning of year                       --
                                                                  ---------
    Cash and cash equivalents at end of year                      $  21,848
                                                                  =========

The accompanying notes are an integral part of the condensed financial information. See Notes to Condensed Financial Information on page S-4.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

================================================================================
Metromedia International Group, Inc.
================================================================================

                                                                     SCHEDULE II

                      METROMEDIA INTERNATIONAL GROUP, INC.
    Combined Financial Statement Schedules Valuation and Qualifying Accounts
                                December 31, 1995
                                 (in thousands)

                                    Balance at      Charged                                            Balance at
                                    Beginning       to Costs          Other          Deductions/          End
                                    of Period     and Expenses       Charges          Write-offs        of Period
                                    --------        --------        ---------          --------         --------
Allowances for doubtful
   accounts, etc. (deducted
   from current receivables):

Year ended December 31, 1995        $ 14,223        $     90        $        --        $ (2,400)        $ 11,913
                                    ========        ========        ===========        ========         ========
Year ended February 28, 1995        $ 14,800        $  2,064        $       159        $ (2,800)        $ 14,223
                                    ========        ========        ===========        ========         ========
Year ended February 28, 1994        $ 26,000        $    900        $        --        $(12,100)        $ 14,800
                                    ========        ========        ===========        ========         ========