Form 10-Q/A
period 1996-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-06-25
CIK 39547

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                             FORM 10 Q/A
                           Amendment No. 1

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

(State or other jurisdiction of              (I.R.S. Employer
   incorporation or                             Identification No.)
   organization)


    945 East Paces Ferry Road, Suite 2210, Atlanta, Georgia 30326
       (Address and zip code of principal executive offices)


                          (404) 261-6190
         (Registrant's telephone number, including area code)





   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes [X]   No[ ]



   The number of shares of Common Stock outstanding as of April 22, 1996 was 42,658,240.

   Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

            Exhibit
            Number

            27                     Financial Data Schedule.

   (b)  Reports on Form 8-K:  n/a

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          METROMEDIA INTERNATIONAL GROUP, INC.


                       By: /s/  Silvia Kessel
                           ------------------
                                Silvia Kessel

                         Senior Vice President,Chief Financial Officer and Treasurer


   Dated:  June 25, 1996

                       EXHIBIT INDEX


  Exhibit                        Description
  Number

    27                      Financial Data Schedule