Form 10-Q
period 1996-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-08-14
CIK 39547

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, D.C. 20549

                        FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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
                         (STATE OR OTHER            (I.R.S. EMPLOYER
                         JURISDICTION OF          IDENTIFICATION NO.)
                        INCORPORATION OR
                          ORGANIZATION)




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



The number of shares of Common Stock outstanding as of July 22, 1996 was 65,794,550

                 METROMEDIA INTERNATIONAL GROUP, INC.

                      INDEX TO
                   QUARTERLY REPORT ON FORM 10-Q


                                                                        PAGE

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements (unaudited)

                Consolidated Condensed Statement of Operations           2
                Consolidated Condensed Balance Sheets                    3
                Consolidated Condensed Statement of Cash Flows           4
                Consolidated Condensed Statement of Common Stock,
                  Paid-in Surplus and Accumulated Deficit                5
                Notes to Consolidated Condensed Financial Statements     6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     20


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        37

     Item 6.  Exhibits and Reports on Form 8-K                         37

     Signature                                                         38

                     METROMEDIA INTERNATIONAL GROUP, INC.
                Consolidated Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                    Three Months Ended                     Six Months Ended
                                             JUNE 30,           June 30,        June 30,           June 30,
                                               1996               1995            1996                1995
Revenues                                        $37,988            $40,755            $68,796           $78,433
Costs and expenses:
    Cost of rentals and operating                29,745             35,144             54,834            72,012
    expenses
    Selling, general and administrative          16,338             12,578             30,404            23,552
    Depreciation and amortization                 1,967                493              3,690             1,021

Operating loss                                 (10,062)            (7,460)           (20,132)          (18,152)
Interest expense, including                       7,676              8,234             15,955            17,170
   amortization of debt discount
Interest income                                   1,156                881              2,401             1,698
          Interest expense, net                   6,520              7,353             13,554            15,472

Chapter 11 reorganization items                      83                168                137               935

Loss before provision for income taxes         (16,665)           (14,981)           (33,823)          (34,559)
 and equity in losses of joint ventures

Provision for income taxes                          200                100                400               300
Equity in losses of Joint Ventures                1,985              1,633              3,768             2,221

Net loss                                      $(18,850)          $(16,714)          $(37,991)         $(37,080)

Primary loss per common share                   $(0.44)            $(1.80)            $(1.89)           $(1.77)

See accompanying notes to the consolidated condensed financial statements.

                  METROMEDIA INTERNATIONAL GROUP, INC.
                  Consolidated Condensed Balance Sheets
                  (in thousands, except share amounts)

                                                                       JUNE 30,               December 31,
                                                                         1996                     1995
                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                     $3,325                  $26,889
 Short-term investments                                                             -                    5,366

Accounts receivable, net allowance for doubtful accountants                    34,184                   29,452
of $11,951 at June 30, 1996 and $11,913 at December 31, 1995
 Film inventories                                                              53,157                   59,430
 Other Assets                                                                   5,632                    6,314
 Total current assets                                                          96,298                  127,451
Investments in and advances to joint ventures                                  44,619                   36,934
Asset held for sale - Roadmaster Industries, Inc.                              47,455                   47,455
Asset held for sale - Snapper, Inc.                                            73,800                   79,200
Property, plant and equipment, net of accumulated depreciation                  7,374                    6,021
Film inventories                                                              129,580                  137,233
Long-term film accounts receivable                                             27,877                   31,308
Intangible assets, net of accumulated amortization                            119,557                  119,485
Other assets                                                                   26,651                   14,551
 Total Assets                                                                $573,211                 $599,638

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                              $7,007                   $4,695
 Accrued expenses                                                              92,108                   96,696
 Participations and residuals                                                  24,511                   19,143
 Current portion of long-term debt                                             61,253                   40,597
 Deferred revenues                                                             13,345                   15,097
 Total current liabilities                                                    198,224                  176,228
Long-term debt                                                                258,975                  264,046
Participations and residuals                                                   32,007                   28,465
Deferred revenues                                                              37,487                   47,249
Other long-term liabilities                                                       742                      395
 Total liabilities                                                            517,435                  516,383
Commitments and contingencies
Stockholders' equity:
Preferred Stock, authorized 70,000,000 shares, none issued                          -                        -
Common Stock, $1.00 par value, authorized 110,000,000                          42,686                   42,614
shares, issued and outstanding 42,685,986 shares at June 30, 1996 and
42,613,738 shares at December 31, 1995
Paid-in surplus                                                               729,187                  728,747
Accumulated deficit                                                         (726,097)                (688,106)
Total stockholders' equity                                                     45,776                   83,255
Total liabilities and shareholders' equity                                   $573,211                 $599,638

See accompanying notes to the consolidated condensed financial statements.

                  METROMEDIA INTERNATIONAL GROUP, INC.
             Consolidated Condensed Statements of Cash Flows
                             (in thousands)
                               (Unaudited)

                                                              Six Months Ended

                                                        JUNE 30,            June 30,
                                                          1996                1995
Operating activities:
   Net loss                                                 $(37,991)          $(37,080)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating
       activities:
          Equity in losses of joint ventures                    3,768              2,221
          Amortization of film costs                           29,418             49,307
          Amortization of debt discounts                        2,031              7,909
          Depreciation and amortization                         3,690              1,021
          Other                                                   274                268

   Change in assets and liabilities:
          (Increase) decrease in accounts                     (1,301)              3,535
            receivable
          (Increase) decrease in other assets                     682              (391)
          Increase in accounts payable and accrued                924              2,120
            expenses
          Accrual of participations and residuals              17,051             10,510
          Payments of participations and residuals            (8,141)           (13,355)
          Decrease in deferred revenues                      (11,514)              9,398
          Other operating activities, net                         162                117
            Cash provided by (used in) operations               (947)             16,784

Investing activities:
   Investments in and advances to Joint Ventures             (12,053)           (11,043)
   Proceeds from sale of short-term investments                 5,366                  -
   Proceeds from repayment of advances to Snapper               5,400                  -
   Investment in film inventories                            (22,392)            (2,151)
   Additions to property, plant and equipment                 (2,332)            (1,591)
   Other investing activities, net                            (2,967)                713
                Cash used in investing activities            (28,978)           (14,076)

Financing activities:
   Proceeds from issuance of long-term debt                    38,325             22,207
   Proceeds from issuance of common stock                         238                  -
   Payments on notes and subordinated debt                   (24,290)           (24,595)
   Payments of deferred financing costs                       (7,912)                  -
       Cash provided by (used in)                               6,361            (2,388)
          financing activities
Net increase (decrease) in cash equivalents                  (23,564)                320
Cash and cash equivalents at beginning of period               26,889             13,869
Cash and cash equivalents at end of period                     $3,325            $14,189


     See accompanying notes to consolidated condensed financial statements.

         METROMEDIA INTERNATIONAL GROUP, INC.
   Consolidated Condensed Statement of Common Stock,
        Paid-in Surplus and Accumulated Deficit
         (in thousands, except share amounts)
                      (Unaudited)


                                                     Six Months Ended June 30, 1996
                                       Common Stock
                                 Number of        Amount          Paid-in      Accumulated       Total
                                  Shares                          Surplus        Deficit
Balances, December 31, 1995       42,613,738         $42,614       $728,747     $(688,106)         $83,255

Shares issued                         72,248              72            440              -             512

Net loss                                   -               -              -       (37,991)        (37,991)

Balances, June 30, 1996           42,685,986         $42,686       $729,187  $(726,097)            $45,776



See accompanying notes to the consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION



     The   accompanying   consolidated   condensed
financial  statements  include  the  accounts   of
Metromedia International Group, Inc. ("MIG" or the
"Company")   and  its  wholly-owned  subsidiaries,
Orion   Pictures    Corporation    ("Orion")   and
Metromedia International Telecommunications,  Inc.
("MITI").     Another   wholly-owned   subsidiary,
Snapper,  Inc. ("Snapper"),  is  included  in  the
accompanying   consolidated   condensed  financial
statements  as  an   asset   held for  sale.   All
significant intercompany transactions and accounts have been eliminated.

     On November 1, 1995, Orion, MITI, the Company
and   MCEG   Sterling  Incorporated   ("Sterling")
consummated a  series  of mergers (the "November 1
Mergers"), pursuant to which  Orion  and MITI were
merged  into  wholly-owned  subsidiaries   of  the
Company  and Sterling was merged into the Company.
In connection  with  the  November 1 Mergers,  the
Company  changed its name from  The  Actava  Group
Inc.  ("Actava")    to   Metromedia  International
Group, Inc.  For accounting  purposes  only, Orion
and MITI were deemed to be the joint acquirors  of
Actava  and  Sterling.  The acquisitions of Actava
and  Sterling were  accounted  for  as  a  reverse
acquisition.    As   a   result   of  the  reverse
acquisition,  the historical financial  statements
of the Company  for  periods  prior to November 1,
1995  are  those  of Orion and MITI,  rather  than
Actava.  The operations  of  Actava  and  Sterling
have    been    included   in   the   accompanying
consolidated condensed  financial  statements from
November 1, 1995, the date of acquisition.

     Investments  in  other  companies  and  Joint
Ventures ("Joint Ventures") which are not majority
owned,  or  in  which the Company  does  not  have
control but exercises  significant  influence, are
accounted  for  using  the  equity  method.    The
Company  reflects  its  net  investments  in Joint
Ventures  under  the  caption "Investments in  and
advances to Joint Ventures."  The Company accounts
for its equity in earnings  (losses)  of the Joint
Ventures on a three month lag.
     The    accompanying    interim   consolidated
condensed financial  statements have been prepared
without   audit  pursuant   to   the   rules   and
regulations   of   the   Securities  and  Exchange
Commission.   Certain  information   and  footnote
disclosures   normally   included   in   financial
statements  prepared  in accordance with generally
accepted accounting principles have been condensed
or omitted pursuant to such rules and regulations,
although the Company believes that the disclosures
made   are  adequate  to  make   the   information
presented   not   misleading.    These   financial
statements should be read in conjunction with  the
consolidated   financial  statements  and  related
footnotes included  in the Company's latest Annual
Report on Form 10-K (the  "1995  Form  10-K").  In
the   opinion   of  management,  all  adjustments,
consisting only of  normal  recurring adjustments,
necessary to present fairly the financial position
of the Company as of June 30, 1996, the results of
its operations for the six and three month periods
ended June 30, 1996 and 1995,  and  its cash flows
for the six month periods ended June  30, 1996 and
1995   have   been   included.    The  results  of
operations  for  the  interim  periods   are   not
necessarily indicative of the results which may be realized for the full year.



2.   SUBSEQUENT EVENTS AND ACQUISITIONS

     On  July  2,  1996,  the  Company completed a
public offering of 18.4 million  shares  of common
stock,  generating net proceeds of $191.3 million.
Proceeds of the offering were used to pay existing
bank debt  of  MIG, a MITI revolving credit bridge
loan from Metromedia  Company  and will be used to
finance    the    build-out   of   the   Company's
communications operations  in  Eastern  Europe and
other  emerging markets, and for general corporate
purposes,  including  the working capital needs of
MIG and its subsidiaries, and for potential future
acquisitions.  In addition,  on July 2, 1996 Orion
entered into a $300 million credit facility with a
syndicate   of  lenders,  led  by  Chemical   Bank
("Chemical"),   as   agent   (the   "Orion  Credit
Facility").   Proceeds of the loan were  used,  in
part,  to  refinance  indebtedness  of  Orion  and
certain indebtedness  related  to  the Goldwyn and
MPCA  mergers, as described below.    Proceeds  of
the loan will also be used to fund the production, acquisition and distribution of motion picture and other entertainment product (see Note 4).

ENTERTAINMENT GROUP

     On  July 2, 1996, the Company consummated its
acquisition  (the  "Goldwyn Merger") of The Samuel
Goldwyn    Company    ("Goldwyn").     Upon    the
consummation of the Goldwyn  Merger,  Goldwyn  was
renamed  Goldwyn Entertainment Company. Holders of
Goldwyn common  stock received .3335 shares of the
Company's common  stock  (the  "Common Stock") for
each share of Goldwyn Common Stock  in  accordance
with a formula set forth in the Agreement and Plan
of  Merger  relating  to  the Goldwyn Merger  (the
"Goldwyn  Merger  Agreement").   Pursuant  to  the
Goldwyn  Merger,  the   Company  issued  3,122,972
shares of Common Stock. Goldwyn is a producer and distributor of motion pictures and television product and has a film and television library of over 850 titles. In addition, Goldwyn owns
Landmark Theatre Corporation, which the company believes is the leading specialized theatre circuit in the United States with 140 screens.

     The purchase price,  including  stock options
and  estimated transaction costs, related  to  the
Goldwyn  merger  was  approximately $44.7 million.
The  purchase  of Goldwyn  will  be  recorded   in
accordance with the purchase method of accounting.

     Also on July 2, 1996, the Company consummated
its acquisition  (the  "MPCA  Merger" and together
with the Goldwyn Merger, the "Mergers")  of Motion
Picture  Corporation  of  America  ("MPCA").    In
connection with the MPCA Merger, the  Company  (i)
issued  1,585,588 shares of Common Stock to MPCA's
sole stockholders, and (ii) paid such stockholders
approximately    $4.9    million   in   additional
consideration, consisting of cash and promissory notes.

     The purchase price related to the acquisition
of  MPCA  was  approximately $24.5  million.   The
purchase of MPCA will be recorded in accordance with the purchase method of accounting.

     Following the consummation of the Mergers, the Company contributed its interests in Goldwyn and MPCA to Orion, with Goldwyn and MPCA becoming wholly owned subsidiaries of Orion.

     The following unaudited  proforma information
illustrates the effect on revenue,  net  loss  and
net  loss  per  share  of  the Mergers for the six
months ended June 30, 1996 and  1995  and  assumes
that  the  transfer  occurred at the beginning  of
each   period  and  no  refinancing   of   certain
indebtedness of Goldwyn and MPCA debt as discussed above (in thousands except per share amounts):

                    Page 8

                                                  Six Months Ended
                                             June 30,          June 30,
                                               1996               1995
Revenue                                   $133,770           $134,345
Net loss                                  $(60,151)          $ (56,687)
Net loss per share                        $  (1.27)          $  (2.21)

     Immediately following the consummation of the
Mergers   and  the  public  offering,  there  were
65,794,550 shares of Common Stock outstanding.

COMMUNICATIONS GROUP

     On  May   17,  1996,  MITI  acquired  56%  of
Protocall  Ventures,   Ltd.  ("Protocall")  for  a
purchase  price  of  approximately  $2.6  million.
Protocall is a United Kingdom company that has ownership interests in nine companies providing trunked mobile radio services in certain cities in Portugal, Spain, Belgium and Germany.

     On February 22, 1996, MITI entered into an agreement to form National Business Communication, SA ("NBC"), a Romanian joint stock company that will provide trunked mobile telephony services in Romania. MITI and its direct subsidiaries will own 6% of NBC; CNM, a MITI majority owned and controlled Joint Venture which provides paging operations in Romania, will own 43% of NBC and Protocall will own 51% of NBC. NBC was formed with a starting capital of $500,000 contributed by its shareholders in proportion to their respective ownership interests.



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

     The loss per share amounts for the three and six month periods ended June 30, 1995 have been calculated using the combined Orion and MITI common shares converted at the exchange rate used in the November 1 Mergers.

4.   LONG-TERM DEBT



     On July 2, 1996, Orion entered into the Orion
credit  facility  with  Chemical,  as agent for  a
syndicate  of  lenders,  pursuant  to  which   the
lenders  provided  to Orion and its subsidiaries a
$300 million credit  facility.   The  $300 million
facility consists of a secured term  loan  of $200
million  (the  "Term Loan") and a revolving credit
facility of $100  million, including a $10 million
letter  of  credit  subfacility,  (the  "Revolving
Credit Facility").  Proceeds  from  the  Term Loan
and  $15  million of the Revolving Credit Facility
were  used to  refinance  Orion's,  Goldwyn's  and
MPCA's existing indebtedness.
     Borrowings   under  Orion's  Credit  Facility
which  do  not  exceed  the  "borrowing  base"  as
defined in the agreement  will  bear  interest  at
Orion's  option  at a rate of LIBOR plus 2 1/2% or
Chemical's alternative  base  rate  plus 1  1/2 %,
and  borrowings  in excess of the borrowing  base,
which have the benefit  of  the guarantee referred
to below, will bear interest  at Orion's option at
a rate of LIBOR plus 1% or Chemical's  alternative
base  rate.   The  Term  Loan has a final maturity
date  of June 30, 2001 and  will  amortize  in  20
equal  quarterly   installments  of  $7.5  million
commencing  on  September   30,   1996,  with  the
remaining  principal  amount  due  at  the   final
maturity  date.   If the outstanding balance under
the  Term Loan exceeds  the  borrowing  base,  the
Company  will  be required to pay down such excess
amount.  The Term  Loan  and  the Revolving Credit
Facility are secured by a first  priority  lien on
all of the stock of Orion and its subsidiaries and
on  substantially all of Orion's assets, including
its accounts  receivable  and  film and television
libraries.    Amounts   outstanding    under   the
Revolving   Credit   Facility  in  excess  of  the
applicable borrowing base are also guaranteed jointly and severally by Metromedia Company, and John W. Kluge, its general partner. To the extent the borrowing base exceeds the amount outstanding under the Term Loan, such excess will be used to support the Revolving Credit Facility so as to reduce the exposure of the guarantors under such facility.

     The Orion  Credit Facility contains customary
covenants including limitations on the issuance of
additional indebtedness  and  guarantees,   on the
creation  of  new  liens,  development  costs  and
budgets   for   films,  the  aggregate  amount  of
unrecouped print  and  advertising costs Orion may
incur, on the amount of  Orion's  leases,  capital
and    overhead   expenses   (including   specific
limitations   on   Orion's  theatrical  exhibition
subsidiary's capital  expenditures),  prohibitions
on  the  declaration of dividends or distributions
by Orion (except  as  defined  in  the agreement),
limitations  on  the  merger  or consolidation  of
Orion  or  the  sale  by Orion of any  substantial
portion of its assets or stock and restrictions on
Orion's line of business,  other  than  activities
relating  to  the  production,  distribution   and
exhibition   of  entertainment  product.   Orion's
Credit Facility also contains financial covenants,
including  requiring   maintenance   by  Orion  of
certain cash flow and operational ratios.

     The   Revolving   Credit   Facility  contains
certain events of default, including nonpayment of
principal   or  interest  on  the  facility,   the
occurrence of a "change of control" (as defined in
the agreement)  or  an assertion by the guarantors
of  such  facility  that  the  guarantee  of  such
facility is unenforceable.   The Term Loan portion
of Orion's Credit Facility also  contains a number
of  customary  events  of default, including  non-
payment  of  principal  and   interest   and   the
occurrence of a "change of management" (as defined
in the agreement), violation of covenants, falsity
of  representations and warranties in any material
respect,    certain   cross-default   and   cross-
acceleration   provisions,   and   bankruptcy   or
insolvency of Orion or its material subsidiaries.

                    Page 10
     In  connection  with  the  refinancing of the
Orion  Credit  Facility,  Orion will  expense  the
deferred financing costs associated  with old debt
and   will   record   an  extraordinary  loss   of
approximately $5.0 million  in  the  quarter ended
September 30, 1996.



5.   ASSETS HELD FOR SALE



     ROADMASTER INDUSTRIES, INC.

     As of June 30, 1996, the Company owned approximately 38% of the issued and outstanding shares of common stock of Roadmaster Industries, Inc. ("Roadmaster" and the "Roadmaster Common
Stock") based on the approximate 49,800,000 shares of Roadmaster Common Stock outstanding at April
30, 1996.

     The  Company  has deemed  its  investment  in
Roadmaster  to  be a non-strategic  asset  and  it
plans to dispose  of  its investment in Roadmaster
during  1996  and  will  exclude   its  equity  in
earnings   and  losses  of  Roadmaster  from   the
Company's results  of  operations through the date
of  sale.   The carrying value  of  the  Company's
investment in Roadmaster at June 30, 1996 and December 31, 1995 was approximately $47.5 million, based on the anticipated proceeds from its sale.

The    latest   available   summarized   financial
information for Roadmaster is shown below (in thousands):

                                              As of and for the
                                              Three Months Ended
                                                MARCH 31, 1996
Net sales                                           $129,414
Gross profit                                          16,222
Net income                                             4,630
Current assets                                       318,207
Non-current assets                                   124,840
Current liabilities                                  173,018
Non-current liabilities                              210,192
Total shareholders' equity                            59,837


     SNAPPER, INC.

     During  December 1995, the Company adopted  a
formal  plan  to   dispose   of  its  wholly-owned
subsidiary, Snapper, Inc.  At  June  30,  1996 and
December  31,  1995  the carrying value of Snapper
was approximately $73.8  million and $79.2million,
respectively.   The  carrying   value  of  Snapper
represents the Company's estimated  proceeds  from
the   sale   of  Snapper  and  the   repayment  of
intercompany loans,  through  the  date  of  sale.
Management believes that Snapper will be disposed of by November 1996.

                    Page 11
     The results  of operations of Snapper for the
six months ended June 30, 1996, which are excluded
from  the  accompanying   consolidated   condensed
statement   of  operations,  are  as  follows  (in
thousands):

Net Sales                                               $98,096
Operating expenses                                      101,311
Operating loss                                          (3,215)
Interest expense                                        (4,325)
Other income                                              1,013
Net loss                                                 $6,527

     For the  six  months ended June 30, 1996, the
Company has received  $5.4  million  of  cash from
Snapper.   Accordingly,   $5.4  million  has  been
removed from the $79.2 million carrying value of Snapper at December 31, 1995.



6.   FILM INVENTORIES



     The   following   is   an  analysis  of  film
inventories (in thousands):

                                                                JUNE 30,           December 31,
                                                                    1966                   1995
Current:
Current:
Theatrical films released, less amortization                     $47,794               $53,813
Television programs released, less amortization                    5,363                 5,617
                                                                  53,157                59,430
Non Current:
Theatrical films released, less amortization                     115,815               132,870
Theatrical films in process and development                       10,286                     -
Television programs released, less amortization                    3,479                 4,363
                                                                 129,580               137,233
                                                                $182,737              $196,663

     Orion has recorded substantial  writeoffs  to
its  released product.  As a result, approximately
two-thirds  of  the film inventories are stated at
estimated net realizable value and will not result
in  the  recording   of   gross  profit  upon  the
recognition of related revenues in future periods.

     Since   the  date  of  the   Orion's   quasi-
reorganization  (February 28, 1982), when  Orion's
inventories were  restated  to  reflect their then
current market value, Orion has amortized  94%  of
the  gross cost of its film inventories, including
those  produced  or  acquired  subsequent  to  the
quasi-reorganization.   Approximately  98% of such
gross   film   inventory   costs  will  have  been
amortized by June 30, 1999.   As of June 30, 1996,
approximately 63% of the unamortized balance of film

                    Page 12
inventories will be amortized within the next three-year period based upon the Orion's revenue estimates at that date.



7.   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES



     MITI has recorded its  investments  in  Joint
Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

     Advances are made to Joint Ventures,  in  the
form of cash, for working capital purposes and for
payment of expenses or capital expenditures, or in
the  form  of equipment purchased on behalf of the
Joint Ventures.   Interest  rates  charged  to the
Joint Ventures range from prime rate to prime rate
plus  4%.  The credit agreements generally provide
for the payment of principal and interest from 90%
of the  Joint  Ventures'  available  cash flow, as
defined, prior to any substantial distributions of
dividends to the Joint Venture partners.  MITI has
entered  into  credit  agreements  with its  Joint
Ventures to provide up to $55.5 million in funding
of   which  $9.2  million  remains  available   at
June 30,   1996.   MITI  funding  commitments  are
contingent on its approval of the Joint Ventures' business plans.

     MITI's investments  in the Joint Ventures, at
cost,  net  of  adjustments  for   its  equity  in
earnings   or   losses,   were   as  follows   (in
thousands):

                                              Investments in and
                                                  Advances to
                                                JOINT VENTURES
                 NAME                      June 30,        Dec. 31,         Ownership         Year         Date Operations
                                             1996            1995               %            Venture          COMMENCED
                                                                                             FORMED
WIRELESS CABLE TV
Kosmos TV, Moscow, Russia                        $2,855          $4,317        50%            1991      May, 1992
Baltcom TV, Riga Latvia                           8,236           6,983        50%            1991      June, 1992
Ayety TV, Tbilisi, Georgia                        4,233           3,630        49%            1991      September, 1993
Kamalak, Tashkent, Uzbekistan{(1)}                5,433           3,731        50%            1992      September, 1993
Sun TV, Kishinev, Moldova                         1,845           1,613        50%            1993      October, 1994
Alma-TV, Almaty, Kazakstan{(1)}                   2,134           1,318        50%            1994      September, 1994
                                                 24,736          21,592
PAGING
Baltcom Paging, Tallin, Estonia                   3,344           2,585        39%            1992      December, 1993
Baltcom Plus, Riga, Latvia                        2,083           1,412        50%            1994      April, 1995
Tbilisi Paging, Tbilisi, Georgia                    752             619        45%            1993      November, 1994
Raduga Paging, Nizhny, Novgorod                     353             364        45%            1993      October, 1994
St. Petersburg Paging, St. Petersburg,              830               -        40%            1994      October, 1995
Russia
                                                  7,362           4,980
RADIO BROADCASTING
SAC-Radio 7, Moscow, Russia                         379           1,174        51%            1994      January, 1994
Radio Katusha, St. Petersburg, Russia               735               -        50%            1993      May, 1995
Radio Skonto, Riga, Latvia                          212               -        55%            1993      July, 1995
Radio Socci, Socci, Russia                          244               -        51%            1995      December, 1995
                                                  1,570           1,174
TELEPHONY
Telecom Georgia, Tbilisi, Goergia                 2,256           2,078        30%            1994      September, 1994
                                Subtotal         35,924          29,824
PRE-OPERATIONAL
Raduga TV, Nizhny Novgorod                          222             254        50%            1994      Pre-Operational
Minsk Cable, Minsk, Belarus                       1,269             918        50%            1993      Pre-Operational
Vilnius Cable, Vilnius, Lithuania                   960               -        55%            1996      Pre-Operational
St. Petersburg Paging, St. Petersburg,                -             527        40%            1994      October, 1995
Russia
Other                                             6,244           5,411

                                Sub-Total         8,695           7,110

                                Total           $44,619         $36,934

(1)  Includes paging operations.

     The ability of MITI and its Joint Ventures to establish profitable operations is subject to among other things, special political, economic and social risks inherent in doing business in Eastern Europe and the former Soviet Republics. These include matters arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

     MITI has obtained political risk insurance policies from the Overseas Private Investment Corporation for certain of its Joint Ventures. The policies cover loss of investment and losses due to business interruption caused by political violence or expropriation.

     In 1995, the Russian Federation legislature proposed legislation that would limit to 35%, the interest which a foreign person is permitted to own in entities holding broadcast licenses. While such proposed legislation was not enacted, it is possible that such legislation could be reintroduced and enacted
in  the future.   Further,  even  if  enacted,  such  law may be challenged on constitutional grounds and may be inconsistent with Russian Federation treaty obligations. In addition, it is unclear how Russian federation regulators would interpret and apply the law to existing license holders. However, if the legislature passes a law restricting foreign ownership of broadcast license holding entities and such a law is found to be constitutional and fails to contain a grandfathering clause to protect existing companies, it could require MITI to reduce its ownership interests in its Russian Joint Ventures. It is unclear how such reductions would be effected.

     The Republic of Latvia passed legislation in September 1995 which purports to limit to 20% the interest which a foreign person is permitted to own in entities engaged in certain communications businesses such as radio, cable television and other systems of broadcasting. This legislation will require MITI to reduce to 20% its existing ownership interest in Joint Ventures which operate a wireless cable television system and an FM radio station in Riga, Latvia. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position or results of operations.

     Summarized combined financial information of Joint Ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED BALANCE SHEETS                                       March 31,            September 30,
                                                                 1996                     1995
   ASSETS
Current assets                                                $  11,971               $    6,937
Investments in wireless systems and equipment,                   37,571                31,349
net
Other non-current assets                                          3,546                    2,940
                                                              $  53,088                $  41,226
LIABILITIES AND JOINT VENTURES' EQUITY (DEFICIT)

Current liabilities                                           $  23,179                $  10,954
Amount payable under MITI credit facilities                      34,279                   33,699
                                                                 57,458                   44,653
Joint Ventures' Capital (Deficit)                                (4,370)                  (3,427)

Total Liabilities and Joint Ventures' Capital (Deficit)       $  53,088                $  41,226

COMBINED STATEMENT OF OPERATIONS                 Six Months Ended
                                                               March 31,              March 31,
                                                                   1996                   1995
Revenues                                                         $14,690                 $6,966
Expenses:
    Cost of service                                                5,653                  3,696
    Selling, general and administrative                            8,871                  3,693
    Depreciation and amortization                                  2,908                  1,962
    Other                                                              -                    323
          Total Expenses                                         $17,432                 $9,674
          Operating Loss                                         (2,742)                (2,708)
Interest Expense                                                 (1,563)                (  695)
Other Income (Loss)                                              (   26)                (   19)
Foreign Currency Translation                                       1,604                     21
          Net Loss                                              $(2,727)               $(3,401)

     The following tables represent summary financial information for all operating entities grouped as indicated as of and for the six months ended June 30, 1996 (in thousands):

                                       Wireless       PAGING         Radio           TELEPHONY            TOTAL
                                       CABLE TV                   BROADCASTING
CONSOLIDATED SUBSIDIARIES AND
  JOINT VENTURES
Revenues                              $30            $1,335       $3,731                -                    $5,096(1)
Depreciation and amortization         165            160          50                    -                          375
Operating income (loss) before taxes  (713)          (336)        565                   -                        (484)
Assets                                912            3,023        2,539                 -                        6,474
Capital expenditures                  789            149          407                   -                        1,345
Unconsolidated Equity Joint Ventures
Revenues                              $6,883         $2,715       $601               $4,491                    $14,690
Depreciation and amortization         2,496          232          42                 138                         2,908
Operating income (loss) before taxes  (2,639)        (318)        (726)              941                       (2,742)
Assets                                27,202         7,173        1,372              17,341                     53,088
Capital expenditures                  5,048          427          (7)                256                         5,724
Net Investment in Joint Ventures      24,736         7,362        1,570              2,256                      35,924
MITI equity in income (losses) of     (2,740)        (425)        (1,059)            456                        (3,768)
  unconsolidated investees
Combined
Revenues                              $6,913         $4,050       $4,332             $4,491                    $19,786
Depreciation and amortization         2,661          392          92                 138                         3,283
Operating income (loss) before taxes  (3,352)        (654)        (161)              941                       (3,226)
Assets                                28,114         10,196       3,911              17,341                     59,562
Capital expenditures                  5,837          576          400                256                         7,069
Subscribers                           53,706         29,107                     n/a              n/a            82,813

(1) Does not reflect revenue of MITI's headquarters of approximately $0.8 million.


 Financial information for Joint Ventures which are not yet operational is not included in the above summaries. MITI's investment in and advances to those Joint Ventures and for those entities whose venture agreements have not yet been finalized at June 30, 1996 amounted to approximately $8.7 million.

 More than 90% of the Company's assets are located in, and substantially all of the Company's operations are derived from, Republics in the Commonwealth of Independent States or Eastern Europe.

 On March 18, 1996 Metromedia Asia Limited ("MAL"), MITI's 90% subsidiary entered into a Joint Venture agreement with Golden Cellular Communications, Ltd., ("GCC") a company located in the People's Republic of China ("PRC"). The purpose of the Joint Venture is to provide wireless local loop telephone equipment, network planning, technical support and training to domestic telephone operators throughout the PRC. The total required equity contribution to the venture is $8 million, of which 60% will be contributed by MAL and 40% will be contributed by GCC.

8.CONTINGENT LIABILITIES



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

ENVIRONMENTAL PROTECTION

 The Company has been involved in various environmental matters involving property owned and operated by Snapper, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material. As of June 30, 1996, the Company had a remaining reserve of approximately $1,250,000 to cover its obligations to Snapper.

 During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that a former subsidiary may be a potentially responsible party at such site.

                Page 19
Snapper's liability, if any, has not been determined but the Company believes that such liability will not be material.

 The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika
Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company, and was transferred to a wholly owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to Roadmaster. The Company believes that reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that is currently being developed.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

GENERAL

 In connection with the November 1 Mergers, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." For accounting purposes only, Orion and MITI were deemed to be the joint acquirors of Actava and Sterling. The acquisitions of Actava and Sterling were accounted for as reverse acquisitions. As a result of the reverse acquisitions, the historical financial statements of the Company for periods prior to the November 1 Mergers are the combined financial statements of Orion and MITI, rather than Actava's.

 The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper. In addition, the Company's investment in Roadmaster has been deemed to be a non-strategic asset. The Company intends to dispose of Snapper and its investment in Roadmaster during 1996. Snapper and Roadmaster are included in the consolidated condensed financial statements of the Company as assets held for sale.

 On July 2, 1996 the Company completed the Goldwyn Merger and the MPCA Merger. See Note 2 to the notes to the Company's consolidated condensed financial statements. The acquisition of Goldwyn will provide the Company with a valuable library of over 850 films and television titles, including numerous Hollywood classics and critically acclaimed recent films. Goldwyn also owns the leading specialized theatre circuit in the United States, with 52 theatres with 140 screens. The acquisition of MPCA will enhance the Company's ability to produce and acquire new film product. The acquisitions of Goldwyn and MPCA are important steps in MIG's plan to enhance its role as a leading global entertainment, media and communications company.

 The Company intends to continue to pursue a strategy of making selective acquisitions of attractive entertainment, media and communications assets that complement its existing business groups. In particular, the Company is interested in expanding its library of proprietary motion picture rights and in expanding the network through which it distributes various entertainment, media and communications products and services.

 The business activities of the Company consist of two business segments: (i) the Entertainment Group, which specializes in the development, production, acquisition, exploitation and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product (the "Entertainment Group"), and (ii) the Communications Group, which provides wireless cable television, paging services, radio broadcasting, and various types of telephony services (the "Communications Group").

THE ENTERTAINMENT GROUP

 The Entertainment Group consists of Orion and, as of July 2, 1996, Goldwyn and MPCA and their respective subsidiaries. Until November 1, 1995, Orion operated under the terms of its Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan"), which severely limited Orion's

                Page 21
ability to finance and produce additional theatrical motion pictures. Therefore, Orion's primary activity prior to the November 1 Mergers was the ongoing distribution of its library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce, and acquire entertainment products in connection with the November 1 Mergers, the Entertainment Group intends to acquire and produce new theatrical product.

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

 The consolidated condensed financial statements include the accounts and results of operations of MITI, its majority owned and controlled Joint Ventures, CNM Paging, Radio Juventas and Romsat, and their subsidiaries. Investments in other companies and Joint Ventures which are not majority owned, or in which the Company does not have control, but exercises significant influence, have been accounted for using the equity method.

 The following tables set forth the operating results of the Company's Entertainment Group, Communications Group and Corporate Headquarters for the three months and six months ended June 30, 1996 and 1995. Financial information summarizing the results of operations of Snapper, which is classified as an asset held for sale, is presented in Note 5 to the notes to the consolidated condensed financial statements.

                        Segment Information
             Management's Discussion & Analysis Table
                           June 30, 1996

                                           Three Months        Three Months         Six Months          Six Months
                                               Ended               Ended               Ended               Ended
                                           June 30, 1996       June 30, 1995       June 30, 1996       June 30, 1995
Entertainment Group:
Revenues                                          $35,212             $38,550             $62,853             $75,117
Cost of Rentals and                              (29,732)            (35,144)            (54,834)            (72,012)
  Operating Expenses
Selling, General & Administrative                 (4,576)             (5,614)             (9,488)            (10,986)
Depreciation & Amortization                         (329)               (154)               (596)               (296)
Operating Income (Loss)                               575             (2,362)             (2,065)             (8,177)

Communications Group:
Revenues                                            2,775               2,205               5,939               3,316
Cost of Rentals and Operating                        (13)                   -                   -                   -
  Expenses
Selling, General & Administrative                 (8,969)             (6,964)            (16,494)            (12,566)
Depreciation & Amortization                       (1,634)               (339)             (3,083)               (725)
Operating Loss                                    (7,841)             (5,098)            (13,638)             (9,975)

Corporate Headquarters:
Revenues                                                1                   -                   4                   -
Cost of Rentals and                                     -                   -                   -                   -
 Operating Expenses
Selling, General & Administrative                 (2,793)                   -             (4,422)                   -
Depreciation & Amortization                           (4)                   -                (11)                   -
Operating Loss                                    (2,796)                   -             (4,429)                   -

Consolidated:
Revenues                                           37,988              40,755              68,796              78,433
Cost of Rentals and                              (29,745)            (35,144)            (54,834)            (72,012)
Operating Expenses
Selling, General & Administrative                (16,338)            (12,578)            (30,404)            (23,552)
Depreciation & Amortization                       (1,967)               (493)             (3,690)             (1,021)
Operating Loss                                   (10,062)             (7,460)            (20,132)            (18,152)

Interest Expense                                  (7,676)             (8,234)            (15,955)            (17,170)
Interest Income                                     1,156                 881               2,401               1,698
Chapter 11 Losses                                    (83)               (168)               (137)               (935)
Provision for Income Taxes                          (200)               (100)               (400)               (300)
Equity in Losses of Joint Ventures                (1,985)             (1,633)             (3,768)             (2,221)
Net Loss                                    $    (18,850)       $    (16,714)       $    (37,991)       $    (37,080)

MIG CONSOLIDATED - RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30,
1995.

     Net loss increased to $18.9 million in the three month period ended June 30, 1996 from $16.7 million for the three months ended June 30, 1995.

     The $2.2 million increase in the Company's consolidated loss for the three month period ended June 30, 1996 versus June 30, 1995 is primarily attributable to increases in operating losses at the Company's Communications Group, corporate overhead and equity in net losses of Joint Ventures, offset by decreases in operating losses at the Company's Entertainment Group.

     The improvement in the Entertainment Group's operations was a result of the release of new film product, the sale of certain catalog television products and a reduction in selling, general and administrative expenses.

     The Communications Group experienced increases in selling, general and administrative expenses as it continues to expand its business and due to the start up nature of many of its Joint Ventures. Corporate overhead increased to $2.8 million in 1996 from zero in 1995 as a result of the addition of MIG's corporate headquarters after the November 1, 1995 Mergers.

     Interest expense decreased $.5 million to $7.7 million for the three month period ended June 30, 1996. The decrease in interest expense was primarily due to the refinancing of Orion's debt in connection with the November 1 Mergers, partially offset by the increase in interest expense at corporate headquarters on debt incurred in connection with funding of MITI's operations and corporate overhead.

     Interest income increased $.3 million to $1.2 million principally as a result of MITI's increasing advances to the Joint Ventures for their operating and investing cash requirements. The interest is charged at rates ranging from the prime rate to the prime rate plus four percent.

SIX  MONTHS  ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED  JUNE  30,
1995.

     Net loss increased to $38.0 million in the six month period ended June 30, 1996 from $37.1 million for the six months ended June 30, 1995.

     The $.9 million increase in the Company's consolidated loss for the six month period ended June 30, 1996 versus June 30, 1995 is primarily attributable to increases in operating losses at the Communications Group, corporate overhead and equity in net losses of Joint Ventures, offset by decreases in operating losses at the Company's Entertainment Group.

     The improvement in the Entertainment Group's operations was primarily a result of writedowns of film inventory totaling approximately $7.0 million in the first six months of 1995, compared to nominal writedowns for the current six month period.

     The Communications Group experienced increases in selling, general and administrative expenses as it continues to expand its business and due to start up of many of its Joint Ventures. Corporate overhead increased to $4.4 million in 1996 from zero in 1995 as a result of the addition of MIG's corporate headquarters after the November 1, 1995 Mergers.

                Page 24
     Interest expense decreased $1.2 million to $16.0 million for the six month period ended June 30, 1996. The decrease in interest expense was primarily due to the refinancing of Orion's debt in connection with the November 1 Mergers , partially offset by the increase in interest expense at corporate headquarters on debt incurred in connection with funding of MITI's operations and corporate overhead.

     Interest income increased $.7 million to $2.4 million principally as a result of MITI's increasing advances to the Joint Ventures for their operating and investing cash requirements. The interest is charged at rates ranging from the prime rate to the prime rate plus four percent.

THE ENTERTAINMENT GROUP - RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

REVENUES

     Total revenues for the three months ended June 30, 1996 were $35.2 million, a decrease of $3.3 million or 9% from the three months ended June 30, 1995.

     During the current quarter Orion released new product; however the resulting increase in revenue from such product was not sufficient to offset the decrease in revenues in home video, pay and free television, which resulted from Orion's reduced theatrical schedule prior to the November 1 Mergers. Orion anticipates that its reduced theatrical release schedule will continue to have an adverse effect on its revenues.

     Theatrical revenues for the current quarter were $11.5 million, an increase of $10.7 million from the previous year's second quarter. Such increase was due to the theatrical release of four pictures during the current quarter compared to no theatrical releases in the prior year's second quarter. Of the four releases, approximately 85% of the current quarter's domestic theatrical revenues were derived from the distribution of two of these films, THE SUBSTITUTE and THE ARRIVAL.

     Domestic home video revenues for the current quarter were $7.2 million, a decrease of $6.3 million or 47% from the previous year's second quarter. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in 1995 as 52% of the prior year's second quarter revenue was attributed to the release of BLUE SKY to the home video marketplace with no comparable release in the current quarter.

     Home video subdistribution revenues for the second quarter and the prior year's quarter were $0.9 million and $1.0 million, respectively, due to Orion's reduced theatrical schedule in 1995.

     Pay television revenues were $4.1 million in the current quarter, a decrease of $3.8 million or 48% from the previous year's second quarter. The decrease in pay television revenues was primarily due to no titles becoming available during the current quarter in the domestic pay cable market compared to two titles which became available in the previous year's second quarter.

     Free television revenues for the current quarter were $11.5 million, a decrease of $3.9 million or 25% from the previous year's second quarter. In both the domestic and international marketplaces, Orion derives significant revenue from the licensing of free television rights.

                Page 25
SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $1.0 million to $4.6 million during the current second quarter from $5.6 million during the previous year's second quarter. The decrease resulted from a reduction in insurance costs and outside computer consulting costs.

OPERATING INCOME (LOSS)

     Operating income of $0.6 million in the current quarter was an improvement over an operating loss of $2.3 million in the previous year's second quarter. Such improvement was attributed to the domestic theatrical release of THE SUBSTITUTE and THE ARRIVAL, the sale of certain catalog television product and a reduction in selling, general and administration expenses. However, results of operations continue to be adversely affected by virtue of the fact that approximately two-thirds of Orion's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

REVENUES

     Total revenues for the six months ended June 30, 1996 were $62.9 million, a decrease of $12.3 million or 16% from the six months ended June 30, 1995.

     Although Orion released new product during the current six month period, the revenue from such product was not sufficient to offset the decrease in revenues in home video, pay television and free television, which resulted from Orion's reduced theatrical schedule prior to the November 1 Mergers. Orion anticipates that its reduced theatrical release schedule will continue to have an adverse effect on revenues.

     Theatrical revenues for the current six months were $11.7 million, an increase of $10.5 million from the previous year's six months. Such increase was due to the theatrical release of four pictures during the current quarter compared to no theatrical releases in the previous year's six month period. Of the four releases, approximately 83% of the current six months domestic theatrical revenues were derived from the distribution of two of these films, THE SUBSTITUTE and THE ARRIVAL.

     Domestic home video revenues for the current six months were $12.8 million, a decrease of $9.9 million or 44% from the previous year's first six months. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in 1995, as 31% of the prior year's six months' revenue was attributed to the release of BLUE SKY to the home video marketplace with no comparable releases in the current year's six months.

     Home video subdistribution revenues for the current six months were $3.2 million, an increase of $2.1 million from the previous year's first six months. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. The increase was primarily due to the release of the last titles under this agreement in some major territories during the first quarter of 1996. All 23 pictures covered by this agreement have been released theatrically.

                Page 26
     Pay television revenues were $11.4 million in the current six months, a decrease of $6.4 million or 36% from the previous year's first six months. The decrease in pay television revenues was primarily due to no titles becoming available during the current six month period in the domestic pay cable market compared to four titles becoming available during the previous year's six months. This decrease was partially offset by an increase in the number of titles that became available under the British Sky Broadcasting, Ltd. pay cable agreement in the U.K.

     Free television revenues for the current six months were $23.8 million, a decrease of $8.5 million or 26% from the previous year's first six months. In both the domestic and international marketplaces, Orion derives significant revenue from the licensing of free television rights.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $1.5 million to $9.5 million during the current six months from $11 million during the previous year's first six months. The decrease resulted from a reduction in insurance costs and outside computer consulting costs.

OPERATING LOSS

     Operating loss decreased by $6.1 million in the current six months to $2.1 million from an operating loss of $8.2 million in the previous year's first six months. The previous year's first six months results were adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product totaling approximately $7.0 million compared to nominal writedowns for the current six months. In addition, approximately two-thirds of Orion's film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues therefore adversely affecting results of operations.

THE COMMUNICATIONS GROUP - RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE  30,  1996  COMPARED TO THREE MONTHS  ENDED JUNE
30, 1995.

REVENUES

     Revenues increased to $2.8 million in the three months ended June 30, 1996 from $2.2 million for the three months ended June 30, 1995. This growth in revenue resulted primarily from an increase in paging service operations in Romania and an increase in management and licensing fees, partially offset by a decrease in radio operations in Hungary. Radio paging services generated revenues of $.8 million for the three months ended June 30, 1996 as compared to $.3 million for the three months ended June 30, 1995. Management fees and licensing fees increased to $.7 million in the three months ended June 30, 1996 from $.1 million in the three months ended June 30, 1995. Revenue from radio operations decreased to $1.4 million for the three months ended June 30, 1996 from $1.8 million for the three months ended June 30, 1995 due to a change in accounting policy. During 1995 MITI changed its policy of accounting for its majority owned and controlled Joint Ventures, such that MITI's results of operations for the three months ended June 30, 1996 include the results of operations for these ventures for the three months ended March 31, 1996. MITI's results of operations for the three months ended June 30, 1995 included the results of operations for these ventures for the three months ended June 30, 1995. Due to the seasonal impact of revenues which decrease in the winter months, revenues would actually have increased if not for the change in

                Page 27
accounting policy.  Had
MITI applied this method from January 1, 1995 the net effect on reported operating results for the three months ended June 30, 1995 would not have been material.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense increased by $2.0 million or 29% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase relates principally to the hiring of additional staff and expenses associated with the increase in the number of Joint Ventures and the need for MITI to support and assist the operations of the Joint Ventures , and additional staffing at the radio station and radio paging operations.

EQUITY IN LOSSES OF JOINT VENTURES

     MITI recognized equity in losses of Joint Venture investees of approximately $2.0 million for the three months ended June 30, 1996 as compared to $1.6 million for the three months ended June 30, 1995. The losses recorded for the three months ended June 30, 1996 and 1995 represent MITI's equity in losses of the venture operations for the three months ended March 31, 1996 and 1995, respectively.

FOREIGN CURRENCY

     MITI presently has limited foreign currency exposure as virtually all revenues are billed and collected in United States dollars or an equivalent local currency amount adjusted on a monthly basis for currency fluctuation. MITI's Joint Ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As MITI and its Joint Venture investees grow and become more dependent on local currency based transactions, MITI expects its foreign currency risk and exposure to increase. MITI does not hedge against foreign currency exchange rate risks at the current time.

SIX  MONTHS  ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED  JUNE  30,
1995.

REVENUES

     Revenues increased to $5.9 million in the six months ended June 30, 1996 from $3.3 million for the six months ended June 30, 1995. This growth in revenue has resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. During 1995 MITI changed its policy of accounting for majority owned and controlled Joint Ventures, such that MITI's results of operations for the six months ended June 30, 1996 include the results of operations for these ventures for the six months ended March 31, 1996. MITI's results from operations for the six months ended June 30, 1995 included the results of operations for these ventures for the six months ended June 30, 1995. Due to the seasonality impact of revenues, which decrease in the winter months, the increase in revenues would have been even greater if not for the change in accounting policy. Had MITI applied this method from January 1, 1995 the net effect on reported operating results for the six months ended June 30, 1995 would not have been material. Revenue from radio operations for the first six months of 1996 was $3.7 million as compared to $2.6 million in the first six months of 1995. Radio paging services generated revenues of $1.3 million for the first six months of 1996 as compared to $.5 million in the first six months of 1995. Income from management fees and licensing fees increased to $.9 million in the six months ended June 30, 1996 from $.3 million in the six months ended June 30, 1995.

                Page 28
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Selling, general and administrative expense increased by $3.9 million or 31% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase relates principally to the hiring of additional staff and expenses associated with the increase in the number of Joint Ventures and the need for MITI to support and assist the operations of the Joint Ventures, and additional staffing at the radio station and radio paging operations.

EQUITY IN LOSSES OF JOINT VENTURES

     MITI recognized equity in losses of its Joint Ventures of approximately $3.8 million for the six months ended June 30, 1996 as compared to $2.2 million for the six months ended June 30, 1995. The losses recorded for the six months ended June 30, 1996 and 1995 represent MITI's equity in losses of the venture operations for the six months ended March 31, 1996 and 1995 respectively.

     As a result of the start up nature of many of the Joint Ventures, additional losses are expected. However, due to the increased support and assistance provided to the ventures by MITI, there has been significant growth in the total number of subscribers for the paging and cable TV ventures as follows:

                                          Wireless
                                          CABLE TV              PAGING
September 30, 1995                          32,443              10,351
December 31, 1995                           37,900              14,460
March 31, 1996                              44,632              20,683
June 30, 1996                               53,706              29,107

     The losses recorded for the six months ended June 30, 1996 represent MITI's equity in the losses of the ventures for the six months ended March 31, 1996.

FOREIGN CURRENCY

     MITI presently has limited foreign currency exposure as virtually all revenues are billed and collected in United States dollars or an equivalent local currency amount adjusted on a monthly basis for currency fluctuation. MITI's Joint Ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As MITI and its Joint Ventures grow and become more dependent on local currency based transactions, MITI expects its foreign currency risk and exposure to increase. MITI does not hedge against foreign currency exchange rate risks at the current time.

                Page 29
LIQUIDITY AND CAPITAL RESOURCES

MIG CONSOLIDATED

     CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operating activities was $.9 million for the six month period ended June 30, 1996 as compared to cash provided by operating activities of $16.8 million for the six month period ended June 30, 1995, a decrease in cash from operations of $17.7 million.

     Losses from operations include significant non-cash items of depreciation, amortization and equity in losses of Joint Ventures. Non-cash items decreased $21.5 million from $60.7 million to $39.2 for the six month periods ended June 30, 1995 and 1996, respectively. The decrease in non-cash items principally relates to amortization of film costs and debt discounts which was partially offset by the increase in equity losses of Joint Ventures and depreciation and amortization of fixed and intangible assets. Net changes in assets and liabilities decreased cash flows for the six months ended June 30,1996 and 1995 by $2.1 and $6.9 million, respectively.
     As discussed below, the decrease in cash flows for the six months ended June 30, 1996 generally resulted from the reduction in revenues caused by Orion's reduced theatrical release schedule and increased losses in MITI's consolidated and equity Joint Ventures due to the start-up nature of these operations, increases in selling, general and administrative expenses at MITI and corporate headquarters. Net interest expense has decreased principally due to the refinancing of Orion's debt in November 1995, offset by interest expense relating to debt acquired in the November 1 Mergers. The Orion reduced theatrical release schedule, which is the result of the restrictions imposed upon Orion while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided from operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce and distribute entertainment product as a result of the November 1 Mergers, the Entertainment Group intends to acquire and produce new theatrical product. During the first quarter of 1996, Orion made a $5.0 million payment to a subdistributor under an agreement entered into in connection with the Plan.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used in investing activities was $29.0 million and $14.1 million for the six months ended June 30, 1996 and 1995, respectively. During the six months ended June 30, 1995, the principal use of cash in investing activities was $11.0 million invested or advanced to Joint Ventures. During the six months ended June 30, 1996 the Company collected $5.4 million from Snapper as repayment of outstanding advances and approximately $5.4 million from the proceeds from sale of short-term investments and paid $12.1 million, $22.4 million and $2.3 million for investments in Joint Ventures, film inventories and property, plant and equipment, respectively.

     The increase in investment in film inventories reflects increased investment activities in new film product and advances to producers for certain distribution rights. The November 1 Mergers effectively removed the restrictions in the Plan relating to the production of new product by Orion.

                Page 30
     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $6.4 million for the six months ended June 30, 1996 as compared to cash used in financing activities of $2.4 million for the six months ended June 30, 1995.

     For the six months ended June 30, 1995 the $22.2 million of proceeds from issuance of long-term debt was for funds received to finance MITI's operations and investments in and advances to Joint Ventures. Payments on notes and subordinated debt were principally related to payments on Orion's bank debt of $24.4 million. For the six months ended June 30, 1996 the proceeds from issuance of long-term debt of $38.3 million, was principally from Orion's revolver and a loan from Metromedia Company. Payments of $24.3 million on notes and subordinated debt are principally payments by Orion on its bank debt. In addition, Orion made payments of deferred financing costs in connection with the November 1 Mergers as well as its new credit facility of $7.9 million.

THE COMPANY

     On July 2, 1996 the Company completed a public offering of 18.4 million shares of common stock. Net proceeds from the public offering were $191.3 million. In addition, on July 2, 1996 Orion entered into the $300 million Orion Credit Facility. Proceeds from the Orion Credit Facility were used, in part, to refinance indebtedness of Orion and certain indebtedness related to the Goldwyn Merger and the MPCA Merger.

     Immediately after the completion of the public offering, consummation of the Goldwyn Merger and MPCA Merger and the consummation of the Orion Credit Facility, MIG had approximately $155 million of cash on hand and the Entertainment Group under the Orion Credit Facility had borrowing capacity of approximately $85 million. The Company intends to use these available funds together with cash flow from operations to fund its businesses, including (i) the Communications Group's further expansion in Eastern Europe, the former Soviet Republics and the Pacific Rim and (ii) the Entertainment Group's production and acquisition of entertainment product. MIG believes that these resources will enable it to realize the value of its assets, by providing capital necessary to operate such businesses.

     MIG is a holding company which operates through its subsidiaries and, therefore, does not generate cash flow on its own. In addition to providing funds to its operating subsidiaries, MIG is obligated to make principal and interest payments under its various indentures in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self-insurance claims. For the remainder of the year ended December 31, 1996 and in the years ended December 31, 1997 and 1998, MIG will be required to make principal payments of approximately $0.9 million, $15 million and $60 million, respectively, to meet the scheduled maturities of its outstanding long-term debt. MIG does not currently anticipate receiving dividends from its subsidiaries but intends to use its cash on hand and proceeds from asset sales described below to meet these cash requirements.

     During December 1995, the Company adopted a formal plan to dispose of Snapper. At June 30, 1996 the carrying value of Snapper was $73.8 million. The carrying value of Snapper represents the Company's estimated proceeds from the sale of Snapper and the projected cash flows from the operations of Snapper, primarily repayment of intercompany loans, through the date of sale. Management believes that Snapper will be disposed of by November 1996. In addition, the Company

                Page 31
anticipates
disposing of its investment in Roadmaster by November 1996. The carrying value of the Company's investment in Roadmaster at June 30, 1996 was $47.5 million. There can be no assurance that MIG will dispose of these assets during the time period anticipated or that it will realize proceeds upon such sales equal to the carrying value of its investments.

     The Company's Entertainment Group requires capital to fund the production of filmed entertainment product and to meet its general working capital needs, including interest and principal payments required under the Entertainment Group Credit Facility. After the consummation of the public offering, the Goldwyn and MPCA acquisitions and the Orion Credit Facility, the Entertainment Group has approximately $215.0 million outstanding indebtedness under the Entertainment Group Credit Facility and borrowing capacity of approximately $85.0 million on a revolving basis to fund its working capital and production needs. MIG believes that the amounts available under the Entertainment Group Credit Facility together with cash generated from operations will provide the Entertainment Group with sufficient working capital to implement its production and distribution activities and to meet debt obligations during 1996 and 1997. The Entertainment Group Credit Facility restricts the Entertainment Group's ability to pay dividends to MIG.

     The Communications Group is in the early stages of constructing and developing its communications businesses. As a result, the communications Group does not generate operating cash flow and is dependent upon MIG for the capital required to fund its businesses. MIG estimates that the Communications Group's funding requirements are currently approximately $40 million for 1996. MIG believes that the remaining proceeds of the public offering, after satisfying its own working capital needs and its debt service obligations, will enable MIG to provide the Communications Group with the capital it requires for the anticipated funding needs for its existing and planned projects during 1996 and 1997. However, the Communication Group's capital needs could vary substantially depending upon the stage of development of its existing projects and its acquisition of new licenses or businesses.

     The Company believes that it will report significant operating losses for the fiscal year ended December 31, 1996. In addition, because its communications business is in the early stages of development, the Company expects the Communication's Group to continue to generate significant net losses as it continues to build out and market its services. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future.

THE ENTERTAINMENT GROUP

     Since the consummation of the Goldwyn Merger and the MPCA Merger on July 2, 1996, the Entertainment Group's strategy is to (i) expand its production of feature films, (ii) exploit its film and television library and (iii) enhance the value of its theatre circuit.

     MOTION PICTURE PRODUCTION: The Entertainment Group plans to maintain a conservative theatrical production, acquisition and distribution strategy which it believes will generate more stable cash flows than the approach of the major motion picture studios. The Entertainment Group intends to produce or acquire and release 10 to 14 theatrical features per year, consisting primarily of commercial and specialized films with a well-defined target audience and marketing campaign and with The Entertainment Group's portion of the production cost generally ranging from $5.0 million to $10.0 million per picture. The Entertainment Group also expects to spend between $4.0 million and $8.0 million in domestic print and advertising costs for each film it produces or acquires. This production strategy has been used by and

                Page 32
     is based  on  the  prior
     success of the management of MPCA. The Entertainment Group also plans to continue to be a leader in the production acquisition and distribution of specialized motion pictures and art films, including those films management believes may have crossover commercial potential. In order to expand its production capabilities and reduce its exposure to the performance of any particular film, The Entertainment Group intends to finance a significant portion of each film's budget by relicensing foreign distribution rights.

     EXPLOITING THE EXISTING LIBRARY: The Entertainment Group expects its library to generate significant cash flow due to existing, long-term distribution contracts and from further exploitation of its film and television library in traditional domestic and international media, such as free and pay television and home video. In addition, as The Entertainment Group expands its production business, it expects the cash flows from and value of its existing library to increase as it will be able to market new films together with its existing library.

     MOTION PICTURE EXHIBITION: The Entertainment Group believes it is the largest exhibitor of specialized motion pictures and art films in the United States. The Company's theatre circuit currently consists of 52 theatres with a total of 140 screens. The Entertainment Group's strategy is to: (i) expand in existing and new major markets through internal growth and acquisitions, (ii) upgrade and multiplex existing locations where there is demand for additional screens and (iii) continue to reduce operating and overhead costs as a percentage of revenue.

     Prior to the consummation of the November 1 Mergers, Orion's ability to produce or acquire new theatrical product was severely limited by agreements entered into in connection with the Plan. At the filing date, all new production was halted, leaving Orion with only 12 largely completed but unreleased motion pictures. Accordingly, Orion released six, three and three theatrical motion pictures in the domestic marketplace in 1994, 1993 and 1992, respectively. In 1995, there were no theatrical releases that were fully or substantially financed by Orion. This reduced release schedule has had and will continue to have an adverse impact on results of operations for the immediately foreseeable future.

     In connection with the consummation of the November 1 Mergers, the restrictions imposed by the agreements entered into in connection with the Plan which hindered Orion's ability to produce and acquire new motion picture product were eliminated. As a result, Orion has begun producing, acquiring and financing theatrical films consistent with the covenants set forth in the credit agreement relating to the Orion Credit Facility. The principal sources of funds required for Orion's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under Orion's Revolving Credit Facility.

     The cost of producing theatrical films varies depending on the type of film produced, casting of stars or established actors, and many other factors. The industry-wide trend over recent years has been an increase in the average cost of producing and releasing films. The revenues derived from the production and distribution of a motion picture depend primarily upon its acceptance by the public, which cannot be predicted and does not necessarily correlate to the production or distribution costs incurred. The Company will attempt to reduce the risks inherent in its motion picture production activities by closely monitoring the production and distribution costs of individual films and limiting Orion's investment in any single film.

                Page 33
     The Orion Credit Facility consists of a $200 million Term Loan, which requires quarterly repayments of $7.5 million commencing September, 1996 at a final payment of $50 million on maturity (June 30,
2001), and the Revolving Credit Facility, which has a final maturity of June 30, 2001. For the remainder of the year ended December 31, 1996 and in the years ended December 31, 1997 and 1998, Orion will be required to make principal payments of approximately $18.1 million, $31.6 million, and $31.4 million, respectively, to meet the scheduled maturities of its outstanding long-term debt.

     The credit agreement relating to the Orion Credit Facility contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens, restrictions on the development costs and budgets for new films, limitations on the aggregate amount of unrecouped print and advertising costs Orion may incur, limitations on the amount of Orion's leases, capital and overhead expenses, (including specific limitations on Orion's theatre group subsidiary's capital expenditures) prohibitions on the declaration of dividends or distributions by Orion to MIG (other than $15 million of subordinated loans which may be repaid to MIG), limitations on the merger or consolidation of Orion or the sale by Orion of any substantial portion of its assets or stock and restrictions on Orion's line of business, other than activities relating to the production and distribution of entertainment product and other covenants and provisions described above. See Note 4 to the Notes to the Consolidated Condensed Financial Statements.

     Management believes that the Orion Revolver, together with cash generated from operations, will provide Orion with sufficient resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during 1996.

THE COMMUNICATIONS GROUP

     MITI   has   invested  significantly  (through   capital
contributions, loans and management assistance and training) in its Joint Ventures. MITI has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in emerging markets. MITI and the majority of its Joint Ventures are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start up phase of operations.

     The wireless cable television, paging, fixed wireless loop telephony, and international toll calling businesses are capital intensive. MITI generally provides the primary source of funding for both its Joint Ventures' working capital and capital expenditures. MITI's Joint Venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from MITI to the Joint Venture. Under a typical arrangement, MITI's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. MITI's contribution is generally cash and equipment, but may consist of other specific assets as required by the Joint Venture agreement.

     Credit agreements with the Joint Ventures are intended to provide sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at the Company's current cost of borrowing in the United States and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to MITI or its partners. The credit agreements also often provide MITI the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in

                Page 34
the form of
cash, for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 1996 and December 31, 1995, MITI was committed to provide funding under the various credit lines in an aggregate amount of approximately $55.5 million and $46.8 million, respectively, of which $9.2 million and $16.9 million, respectively, remains unfunded. MITI's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan and the attainment of such business plans. MITI reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, MITI may terminate or revise its commitment to fund the credit agreements.

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

     MITI's investments in the Joint Ventures are not expected to become profitable or generate significant cash flows in the near future. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or return capital to MITI at any time.

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

     Prior to the November 1 Mergers, MITI had relied on certain stockholders for capital, in the form of both debt and equity, to fund its operating and capital requirements. Through 1995, MITI's primary sources of funds included the issuance of notes payable and equity contributions. Notes payable were due within one year of the note and carried interest rates ranging from the prime rate to the prime rate plus 2%.

     On   November  1,  1995,  MITI  received  equity  contributions  of approximately $62.0 million from the Company, representing cash and notes payable to a Metromedia Company affiliate, that were converted into equity of the Company at the time of the November 1 Mergers.

                Page 35
     Proceeds of MITI's borrowings and equity issuances were used, in part, to purchase and provide equipment to its Joint Ventures under credit lines, to fund initial equity contributions to Joint Ventures and for MITI's operating activities, primarily selling, general and administrative expenses.

     Funds invested in Joint Ventures for the six months ended June 30,1996 were to fund MITI's capital contributions as required by the respective Joint Venture agreements and to provide equipment and working capital under lines of credit. These capital requirements amounted to approximately $9.3 million for the first six months of 1996. MITI continues to seek out and enter into arrangements whereby it can offer communications services through Joint Venture arrangements. Additional Joint Ventures are presently being planned in countries in which MITI currently has investments and in new target markets in the Far East. Capital expenditures for MITI for the first six months of 1996 as well as capital expenditures in 1995 were primarily the result of expanding MITI's operations and establishing offices in Moscow, Russia, Vienna, Austria, Budapest, Hungary and Hong Kong.

     MITI's capital commitments for fiscal years 1996 and 1995 were comprised of four primary categories: (i) subscriber equipment, (ii) working capital advances, (iii) expansion of existing facilities and
(iv) new construction. Most of MITI's Joint Ventures, once operational, require subscriber equipment and working capital infusions for a significant period of time until funds generated by operations are sufficient to cover operating expenses and capital expenditure requirements. In some cases, the Joint Venture and MITI agree to expand the existing facilities to increase or enhance existing services. In those cases, where the Joint Venture cannot provide these funds from operations, MITI provides the funds required to build out the project.

     MITI's actual capital commitments to its Joint Ventures for the fiscal year 1995, its anticipated funding amounts for fiscal year 1996 and actual expenditures for the six months ending June 30, 1996 are detailed below.



                                   CAPITAL REQUIREMENTS FOR JOINT VENTURES
                                  1995              1996           Six Months
                                 ACTUAL          FORECASTED           1996
                                                                     ACTUAL
Cable TV                          $12.2           $15.5              $6.8
Paging                             3.3              5.4               2.6
Broadcast Radio                    1.3               .9               1.0
Telephony                          1.9              1.2                .1
Other                              2.5               -                1.6
                                  $21.2           $23.0             $12.1


     For the six months ended June 30, 1996, MITI's primary source of funds were from the Company in the form of non-interest bearing intercompany loans. In addition, Metromedia Company made available to MITI up to $15.0 million of revolving credit (the "MITI Bridge Loan") in order to satisfy its commitments and working capital requirements. The proceeds of loans under this agreement were used for general corporate and working capital purposes. As of June 30, 1996, MITI

                Page 36
had borrowings
in the amount of $6.2 million under the MITI Bridge Loan. Interest was payable on all loans made pursuant to the MITI Bridge Loan at a rate equal to Chase's prime rate plus 2%.On July 2, 1996, the outstanding principal amount and accrued interest were paid by MITI to Metromedia Company.

     Until MITI's consolidated and unconsolidated operations generate positive cash flow, MITI will require significant capital to fund its operations, and to make capital contributions and loans to its Joint Ventures. MITI relies on the Company to provide the financing for these activities. The Company believes that as more of MITI's Joint Ventures commence operations and reduce their dependence on MITI for funding, MITI will be able to finance its own operations and commitments from its operating cash flow and MITI will be able to attract its own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to MITI at all or on terms and conditions that are acceptable to the Company, and as a result, MITI will continue to depend upon the Company for its financing needs.

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the former Soviet Republics and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe, the former Soviet Republics and other emerging markets which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the former Soviet Republics; former Soviet Republics; the loss of any significant customers; changes in business strategy or development plans, which may, among other things, prolong the time it takes to achieve the performance results included herein; the significant indebtedness of the Company, including the Company's ability to service its indebtedness and to comply with certain restrictive covenants; quality of management; availability of qualified personnel; changes in, or the failure to comply with government regulations; and other factors referenced in this report.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings, reference is made to the Company's quarterly report of Form 10-Q for the quarter ended March 31, 1996.

                Page 37
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS
                  Exhibit NUMBER
                                      DESCRIPTION
                  10.42               Amended and Restated Credit, Security and Guaranty
                                      Agreement, dated as of November 1, 1995, as amended
                                      and restated as of June 27, 1996, by and among
                                      Orion Pictures Corporation, the Corporate
                                      Guarantors referred to therein, the Lenders
                                      referred to therein, and Chemical Bank, as Agent
                                      for the Lenders
                  10.43               Metromedia International Group/Motion Picture
                                      Corporation of America Restricted Stock Plan
                  11                  Computation of Earnings Per Share
                  27                  Financial Data Schedule


     (b)   REPORTS ON FORM 8-K

     The Company's Current Report on Form 8-K, dated July 2, 1996, announcing the consummation of the Goldwyn Merger and the MPCA Merger, the completion of an equity offering and Orion's $300 million credit facility.