Form 10-Q/A
period 1996-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-08-15
CIK 39547

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549

                        FORM 10-Q/A
                      Amendment No. 1

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

                     METROMEDIA INTERNATIONAL GROUP, INC.
                Consolidated Condensed Statements of Operations
                   (in thousands, except per share amounts)
                                  (Unaudited)


                                    Three Months Ended                     Six Months Ended
                                             JUNE 30,           June 30,        June 30,           June 30,
                                               1996               1995            1996                1995
Revenues                                        $37,988            $40,755            $68,796           $78,433
Costs and expenses:
    Cost of rentals and operating                29,745             35,144             54,834            72,012
    expenses
    Selling, general and administrative          16,338             12,578             30,404            23,552
    Depreciation and amortization                 1,967                493              3,690             1,021

Operating loss                                 (10,062)            (7,460)           (20,132)          (18,152)
Interest expense, including                       7,676              8,234             15,955            17,170
   amortization of debt discount
Interest income                                   1,156                881              2,401             1,698
          Interest expense, net                   6,520              7,353             13,554            15,472

Chapter 11 reorganization items                      83                168                137               935

Loss before provision for income taxes         (16,665)           (14,981)           (33,823)          (34,559)
 and equity in losses of joint ventures

Provision for income taxes                          200                100                400               300
Equity in losses of Joint Ventures                1,985              1,633              3,768             2,221

Net loss                                      $(18,850)          $(16,714)          $(37,991)         $(37,080)

Primary loss per common share                   $(0.44)            $(0.80)            $(0.89)           $(1.77)

See accompanying notes to the consolidated condensed financial statements.

                  METROMEDIA INTERNATIONAL GROUP, INC.
                  Consolidated Condensed Balance Sheets
                  (in thousands, except share amounts)

                                                                       JUNE 30,               December 31,
                                                                         1996                     1995
                                                                    (unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents                                                     $3,325                  $26,889
 Short-term investments                                                             -                    5,366

Accounts receivable, net allowance for doubtful accountants                    34,184                   29,452
of $11,951 at June 30, 1996 and $11,913 at December 31, 1995
 Film inventories                                                              53,157                   59,430
 Other Assets                                                                   5,632                    6,314
 Total current assets                                                          96,298                  127,451
Investments in and advances to joint ventures                                  44,619                   36,934
Asset held for sale - Roadmaster Industries, Inc.                              47,455                   47,455
Asset held for sale - Snapper, Inc.                                            73,800                   79,200
Property, plant and equipment, net of accumulated depreciation                  7,374                    6,021
Film inventories                                                              129,580                  137,233
Long-term film accounts receivable                                             27,877                   31,308
Intangible assets, net of accumulated amortization                            119,557                  119,485
Other assets                                                                   26,651                   14,551
 Total Assets                                                                $573,211                 $599,638

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                              $7,007                   $4,695
 Accrued expenses                                                              92,108                   96,696
 Participations and residuals                                                  24,511                   19,143
 Current portion of long-term debt                                             61,253                   40,597
 Deferred revenues                                                             13,345                   15,097
 Total current liabilities                                                    198,224                  176,228
Long-term debt                                                                258,975                  264,046
Participations and residuals                                                   32,007                   28,465
Deferred revenues                                                              37,487                   47,249
Other long-term liabilities                                                       742                      395
 Total liabilities                                                            527,435                  516,383
Commitments and contingencies
Stockholders' equity:
Preferred Stock, authorized 70,000,000 shares, none issued                          -                        -
Common Stock, $1.00 par value, authorized 110,000,000                          42,686                   42,614
shares, issued and outstanding 42,685,986 shares at June 30, 1996 and
42,613,738 shares at December 31, 1995
Paid-in surplus                                                               729,187                  728,747
Accumulated deficit                                                         (726,097)                (688,106)
Total stockholders' equity                                                     45,776                   83,255
Total liabilities and shareholders' equity                                   $573,211                 $599,638

See accompanying notes to the consolidated condensed financial statements.

                  METROMEDIA INTERNATIONAL GROUP, INC.
             Consolidated Condensed Statements of Cash Flows
                             (in thousands)
                               (Unaudited)

                                                              Six Months Ended

                                                        JUNE 30,            June 30,
                                                          1996                1995
Operating activities:
   Net loss                                                 $(37,991)          $(37,080)
   Adjustments to reconcile net loss to
   net cash provided by (used in) operating
       activities:
          Equity in losses of joint ventures                    3,768              2,221
          Amortization of film costs                           29,418             49,307
          Amortization of debt discounts                        2,031              7,909
          Depreciation and amortization                         3,690              1,021
          Other                                                   274                268

   Change in assets and liabilities:
          (Increase) decrease in accounts                     (1,301)              3,535
            receivable
          (Increase) decrease in other assets                     682              (391)
          Increase in accounts payable and accrued                924              2,120
            expenses
          Accrual of participations and residuals              17,051             10,510
          Payments of participations and residuals            (8,141)           (13,355)
          Decrease in deferred revenues                      (11,514)             (9,398)
          Other operating activities, net                         162                117
            Cash provided by (used in) operations               (947)             16,784

Investing activities:
   Investments in and advances to Joint Ventures             (12,053)           (11,043)
   Proceeds from sale of short-term investments                 5,366                  -
   Proceeds from repayment of advances to Snapper               5,400                  -
   Investment in film inventories                            (22,392)            (2,151)
   Additions to property, plant and equipment                 (2,332)            (1,595)
   Other investing activities, net                            (2,967)                713
                Cash used in investing activities            (28,978)           (14,076)

Financing activities:
   Proceeds from issuance of long-term debt                    38,325             22,207
   Proceeds from issuance of common stock                         238                  -
   Payments on notes and subordinated debt                   (24,290)           (24,595)
   Payments of deferred financing costs                       (7,912)                  -
       Cash provided by (used in)                               6,361            (2,388)
          financing activities
Net increase (decrease) in cash and cash equivalents          (23,564)                320
Cash and cash equivalents at beginning of period               26,889             13,869
Cash and cash equivalents at end of period                     $3,325            $14,189


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


                                   METROMEDIA INTERNATIONAL GROUP, INC.


                                    By: /s/ Silvia Kessel
                                        ----------------------------
                                        Name:  Silvia Kessel
                                        Title: Senior Vice President, Chief
                                               Financial Officer and Treasurer


Dated: August 15, 1996