Form 10-Q
period 1996-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1996-11-14
CIK 39547

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                _______________

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly Period Ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                          Commission File Number 1-5706
                                _______________

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

                                 (404) 261-6190
              (Registrant's telephone number, including area code)
                                _______________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___

     The number of shares of Common Stock outstanding as of November 4, 1996 was 66,126,713

================================================================================

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Condensed Statements of Operations                2
             Consolidated Condensed Balance Sheets                          3
             Consolidated Condensed Statements of Cash Flows                4
             Consolidated Condensed Statement of Stockholders' Equity       5
             Notes to Consolidated Condensed Financial Statements           6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           19

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             34

     Item 4. Submission of Matters to a Vote of Security Holders           35

     Item 6. Exhibits and Reports on Form 8-K                              36

     Signature                                                             37

              METROMEDIA INTERNATIONAL GROUP, INC.
         Consolidated Condensed Statements of Operations
            (in thousands, except per share amounts)
                           (Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                      --------------------------- ----------------------------
                                                      September 30, September 30, September 30,  September 30,
                                                          1996          1995           1996           1995
                                                        --------      --------      ---------      ---------

Revenues                                                $ 44,379      $ 35,468      $ 113,175      $ 113,901

Costs and expenses:
        Cost of rentals and operating expenses            33,123        30,873         87,957        102,885
        Selling, general and administrative               19,889        11,067         50,430         35,554
        Depreciation and amortization                      3,940           532          7,630          1,553
                                                        --------      --------      ---------      ---------

Operating loss                                           (12,573)       (7,004)       (32,842)       (26,091)

Interest expense, including
   amortization of debt discount                          10,051         8,534         26,006         25,704
Interest income                                            3,189           960          5,590          2,658
                                                        --------      --------      ---------      ---------
        Interest expense, net                              6,862         7,574         20,416         23,046

Loss before provision for income taxes,
   equity in losses of joint ventures, discontinued
   operations and extraordinary item                     (19,435)      (14,578)       (53,258)       (49,137)

Provision for income taxes                                   323          --              723            300
Equity in losses of Joint Ventures                         2,292         1,568          6,060          3,789
                                                        --------      --------      ---------      ---------
Loss before discontinued operation and
   extraordinary item                                    (22,050)      (16,146)       (60,041)       (53,226)

Discontinued operation:
 Write-down of investment in Roadmaster stock            (16,305)         --          (16,305)          --
                                                        --------      --------      ---------      ---------

Loss before extraordinary item                           (38,355)      (16,146)       (76,346)       (53,226)

Extraordinary item:
   Early extinguishment of debt                           (4,505)         --           (4,505)          --
                                                        --------      --------      ---------      ---------

Net loss                                                $(42,860)     $(16,146)     $ (80,851)     $ (53,226)
                                                        --------      --------      ---------      ---------
Primary loss per common share:
        Continuing operations                           $  (0.34)     $  (0.77)     $   (1.19)     $   (2.54)
                                                        ========      ========      =========      =========
        Discontinued operations                         $  (0.25)     $   --        $   (0.32)     $    --
                                                        ========      ========      =========      =========
        Extraordinary item                              $  (0.07)     $   --        $   (0.09)     $    --
                                                        ========      ========      =========      =========
        Net loss                                        $  (0.66)     $  (0.77)     $   (1.60)     $   (2.54)
                                                        ========      ========      =========      =========

See accompanying notes to the consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Condensed Balance Sheets
                      (in thousands, except share amounts)


                                                     September 30,  December 31,
                                                          1996           1995
                                                     -------------  ------------
ASSETS:                                               (Unaudited)
Current assets:
     Cash and cash equivalents                         $ 122,600      $  26,889
     Short-term investments                                 --            5,366
     Accounts receivable, net of
        allowance for doubtful accounts
        of $13,639 at September 30, 1996
        and $11,913 at December 31, 1995                  29,183         29,452
     Film inventories                                     66,091         59,430
     Other assets                                          7,279          6,314
                                                       ---------      ---------
     Total current assets                                225,153        127,451

Investments in and advances to joint ventures             56,573         36,934
Asset held for sale - Roadmaster Industries, Inc.         31,150         47,455
Asset held for sale - Snapper, Inc.                       73,800         79,200
Property, plant and equipment, net of
  accumulated depreciation                                41,178          6,021
Film inventories                                         217,321        137,233
Long-term film accounts receivable                        23,719         31,308
Intangible assets, net of accumulated amortization       239,108        119,485
Other assets                                              13,571         14,551
                                                       ---------      ---------

     Total assets                                      $ 921,573      $ 599,638
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                  $   9,307      $   4,695
     Accrued expenses                                     89,170         96,113
     Participations and residuals                         25,422         19,143
     Current portion of long-term debt                    79,687         40,597
     Deferred revenues                                    19,655         15,097
                                                       ---------      ---------
     Total current liabilities                           223,241        175,645

Long-term debt                                           348,140        264,046
Participations and residuals                              38,318         28,465
Deferred revenues                                         56,756         47,249
Other long-term liabilities                                  390            395
                                                       ---------      ---------
     Total liabilities                                   666,845        515,800
                                                       ---------      ---------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock, authorized 70,000,000
        shares, none issued                                 --             --
     Common Stock, $1.00 par value, authorized
        400,000,000 shares, issued and
        outstanding 66,126,713 shares at
        September 30, 1996 and 42,613,738
        shares at December 31, 1995                       66,127         42,614
     Paid-in surplus                                     959,389        728,747
     Other                                                (1,831)           583
     Accumulated deficit                                (768,957)      (688,106)
                                                       ---------      ---------
     Total stockholders' equity                          254,728         83,838
                                                       ---------      ---------

     Total liabilities and shareholders' equity        $ 921,573      $ 599,638
                                                       =========      =========

   See accompanying notes to the consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                Consolidated Condensed Statements of Cash Flows
                                 (in thousands)
                                  (Unaudited)
                                                         Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        1996          1995
                                                    ------------   -------------
Operating activities:
  Net loss                                           $ (80,851)     $(53,226)
  Adjustments to reconcile net loss to
  net cash provided by (used in)
   operating activities:
    Equity in losses of joint ventures                   6,060         3,789
    Amortization of film costs                          39,906        67,149
    Amortization of debt discounts                       3,718        11,591
    Depreciation and amortization                        7,630         1,553
    Loss on write-down of investment                    16,305          --
    Loss on early extinguishment of debt                 4,505          --
    Other                                                  507           323

  Change in assets and liabilities, net of
   effect of acquisitions:
    Decrease in accounts receivable                     14,518         5,532
    Increase in other assets                              (965)         (581)
    Decrease in accounts payable and accrued
      expenses                                         (10,103)       (1,123)
    Accrual of participations and residuals             23,234        15,936
    Payments of participations and residuals           (15,517)      (18,429)
    Decrease in deferred revenues                       (9,485)      (12,331)
    Other, net                                          (3,515)          112
                                                     ---------      --------

      Cash provided by (used in) operations             (4,053)       20,295
                                                     ---------      --------
Investing activities:
  Investments in and advances to Joint Ventures        (25,384)      (15,249)
  Proceeds from sale of short-term investments           5,366          --
  Proceeds from repayment of advances to Snapper         5,400          --
  Investment in film inventories                       (48,870)       (4,118)
  Additions to property, plant and equipment            (2,253)       (2,917)
  Other investing activities, net                       (4,442)        1,151
                                                     ---------      --------

    Cash used in investing activities                  (70,183)      (21,133)
                                                     ---------      --------
Financing activities:
  Proceeds from issuance of long-term debt             294,543        32,156
  Proceeds from issuance of stock related to
    public stock offering, net                         190,604          --
  Payments on long-term debt                          (305,367)      (37,525)
  Proceeds from issuance of stock related
    to incentive plans                                     867          --
  Payments of deferred financing costs                 (10,700)         --
                                                     ---------      --------

    Cash provided by (used in) financing activities    169,947        (5,369)
                                                     ---------      --------

Net increase (decrease) in cash in cash equivalents     95,711        (6,207)
Cash and cash equivalents at beginning of period        26,889        13,869
                                                     ---------      --------
Cash and cash equivalents at end of period           $ 122,600      $  7,662
                                                     =========      ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP,INC.
            Consolidated Condensed Statement of Stockholders' Equity
                      (in thousands, except share amounts)
                                  (Unaudited)

                                                            Nine Months Ended September 30, 1996
                                       -------------------------------------------------------------------------------
                                              Common Stock
                                       ----------------------
                                         Number of                  Paid-in                  Accumulated
                                          Shares       Amount       Surplus      Other         Deficit        Total
                                       ----------     --------     --------     -------      -----------    ----------

Balances, December 31, 1995            42,613,738     $ 42,614     $728,747     $   583      $(688,106)     $  83,838

Net loss                                     --           --           --          --          (80,851)       (80,851)

Issuance of stock related to
   public offering, net                18,400,000       18,400      172,204        --             --          190,604

Issuance of stock related to
   the acquisitions of The Samuel
   Goldwyn Company and Motion
   Picture Corporation of America       4,708,564        4,709       54,527        --             --           59,236

Issuance of stock related to
   incentive plans                        404,411          404        3,911      (3,174)          --            1,141

Foreign currency translation
   adjustment                                --           --           --           496           --              496

Amortization of restricted stock             --           --           --           264           --              264

                                       ----------     --------     --------     -------      ---------      ---------
Balances, September 30, 1996           66,126,713     $ 66,127     $959,389     $(1,831)     $(768,957)     $ 254,728
                                       ==========     ========     ========     =======      =========      =========

   See accompanying notes to the consolidated condensed financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Notes to Consolidated Condensed
Financial Statements

--------------------------------------------------------------------------------

1. Basis of Presentation

--------------------------------------------------------------------------------

      The accompanying consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Orion Pictures Corporation ("Orion"), and Metromedia International Telecommunications, Inc. ("MITI"), and their subsidiaries. Another wholly-owned subsidiary, Snapper, Inc. ("Snapper"), is included in the accompanying consolidated condensed financial statements as an asset held for sale. All significant intercompany transactions and accounts have been eliminated.

      On November 1, 1995, the Company, Orion, MITI and MCEG Sterling Incorporated ("Sterling") consummated a series of mergers (the "November 1 Mergers"), pursuant to which Orion and MITI were merged into wholly-owned subsidiaries of the Company and Sterling was merged into the Company and subsequently contributed to Orion. In connection with the November 1 Mergers, the Company changed its name from The Actava Group Inc. ("Actava") to Metromedia International Group, Inc. For accounting purposes only, Orion and MITI were deemed to be the joint acquirors of Actava and Sterling. The acquisitions of Actava and Sterling were accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to November 1, 1995 are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated condensed financial statements from November 1, 1995, the date of acquisition.

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

      Certain reclassifications have been made to the prior year financial statements to conform to the September 30, 1996 presentation.

      The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1995 Form 10-K"). In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995 have been included. The results of operations for the interim periods are not necessarily indicative of the results which may be realized for the full year.

--------------------------------------------------------------------------------

2. Entertainment Group Acquisitions

--------------------------------------------------------------------------------

      On July 2, 1996, the Company consummated its acquisition (the "Goldwyn Merger") of The Samuel Goldwyn Company ("Goldwyn"). Upon consummation of the Goldwyn Merger, Goldwyn was renamed Goldwyn Entertainment Company. Holders of Goldwyn common stock received .3335 shares of the Company's common stock (the "Common Stock") for each share of Goldwyn Common Stock in accordance with a formula set forth in the Agreement and Plan of Merger relating to the Goldwyn Merger (the "Goldwyn Merger Agreement"). Pursuant to the Goldwyn Merger, the Company issued 3,122,972 shares of Common Stock. Goldwyn is a producer and distributor of motion pictures and television product and has a film and television library of over 850 titles. In addition, Goldwyn owns Landmark Theatre Corporation, which the Company believes is the leading specialized theatre circuit in the United States with 140 screens.

      The purchase price, including stock options and transaction costs, related to the Goldwyn Merger was approximately $43.8 million.

      Also on July 2, 1996, the Company consummated its acquisition (the "MPCA Merger", together with the Goldwyn Merger, the "July 2 Mergers") of Motion Picture Corporation of America ("MPCA"). In connection with the MPCA Merger, the Company (i) issued 1,585,592 shares of Common Stock to MPCA's sole stockholders, and (ii) paid such stockholders approximately $1.2 million in additional consideration, consisting of promissory notes. The purchase price, including transaction costs, related to the acquisition of MPCA was approximately $21.9 million.

      Following the consummation of the Mergers, the Company contributed its interests in Goldwyn and MPCA to Orion, with Goldwyn and MPCA becoming wholly owned subsidiaries of Orion. Orion, Goldwyn and MPCA are collectively referred to as the Entertainment Group. The purchases of Goldwyn and MPCA have been recorded in accordance with the purchase method of accounting for business combinations. The purchase price to acquire both Goldwyn and MPCA were allocated to the net assets acquired according to management's estimate of their respective fair values and the results of those purchased businesses have been included in the accompanying consolidated condensed financial statements from July 2, 1996, the date of acquisition.

      The following unaudited proforma information illustrates the effect of the July 2 Mergers on revenues, loss from continuing operations, net loss and net loss per share for the nine months ended September 30, 1996 and 1995, and assumes that the July 2 Mergers occurred at the beginning of each period, the November 1 Merger occurred at the beginning of 1995 and does not account for refinancing of certain indebtedness of Goldwyn and MPCA debt as discussed in
Note 4 (in thousands except per share amounts):

                                               Nine Months Ended
                                               -----------------
                                          September 30,  September 30,
                                              1996           1995
                                              ----           ----

       Revenues                            $  178,207      $ 197,687
                                           ==========      =========
       Loss from continuing operations        (73,423)       (66,125)
                                           ==========      =========
       Net loss                               (94,233)       (66,867)
                                           ==========      =========
       Net loss per share                  $    (1.76)     $   (1.41)
                                           ==========      =========

--------------------------------------------------------------------------------

3. Earnings Per Share of Common Stock

--------------------------------------------------------------------------------

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

      The loss per share amounts for the three and nine month periods ended September 30, 1995 have been calculated using the combined Orion and MITI common shares converted at the exchange rates used in the November 1 Mergers.

--------------------------------------------------------------------------------

4. Long-term Debt

--------------------------------------------------------------------------------

      On July 2, 1996 Orion entered into a $300 million credit facility (the "Orion Credit Facility") with a syndicate of lenders, led by Chase Manhattan Bank ("Chase"), as agent. Proceeds of the loan were used, in part, to refinance indebtedness of Orion and certain indebtedness related to the Goldwyn and MPCA mergers, as described in Note 2. Proceeds of the loan will also be used to fund the production, acquisition and distribution of motion picture and other entertainment product. The $300 million facility consists of a secured term loan of $200 million (the "Term Loan") and a revolving credit facility of $100 million, including a $10 million letter of credit subfacility, (the "Revolving Credit Facility"). Proceeds from the Term Loan and $24 million of the Revolving Credit Facility were used to refinance Orion's, Goldwyn's and MPCA's existing indebtedness. At September 30, 1996, the amounts outstanding under the Term Loan and Revolving Credit Facility were $192.5 million and $44.5 million, respectively.

      Borrowings under Orion's Credit Facility which do not exceed the "borrowing base" as defined in the agreement will bear interest at Orion's option at a rate of LIBOR plus 2-1/2% or Chase's alternative base rate plus 1-1/2%, and borrowings in excess of the borrowing base, which have the benefit of the guarantee referred to below, will bear interest at Orion's option at a rate of LIBOR plus 1% or Chase's alternative base rate. The Term Loan has a final maturity date of June 30, 2001 and will amortize in 20 equal quarterly installments of $7.5 million commencing on September 30, 1996, with the remaining principal amount due at the final maturity date. If the outstanding balance under the Term Loan exceeds the borrowing base, the Company will be required to pay down such excess amount. The Term Loan and the Revolving Credit Facility are secured by a first priority lien on all of the stock of Orion and its subsidiaries and on substantially all of Orion's assets, including its accounts receivable and film and television libraries. Amounts outstanding under the Revolving Credit Facility in excess of the applicable borrowing base are also guaranteed jointly and severally by Metromedia Company, and John W. Kluge, its general partner. To the extent the borrowing base exceeds the amount outstanding under the Term Loan, such excess will be used to support the Revolving Credit Facility so as to reduce the exposure of the guarantors under such facility.

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

      The Revolving Credit Facility contains certain events of default, including nonpayment of principal or interest on the facility, the occurrence of a "change of control" (as defined in the agreement) or an assertion by the guarantors of such facility that the guarantee of such facility is unenforceable. The Term Loan portion of Orion's Credit Facility also contains a number of customary events of default, including non-payment of principal and interest and the occurrence of a "change of management" (as defined in the agreement), violation of covenants, falsity of representations and warranties in any material respect, certain cross-default and cross-acceleration provisions, and bankruptcy or insolvency of Orion or its material subsidiaries.

      In connection with the refinancing of the Orion Credit Facility, Orion expensed the deferred financing costs associated with old debt and recorded an extraordinary loss of approximately $4.5 million in the quarter ended September 30, 1996.

--------------------------------------------------------------------------------

5. Assets Held for Sale

--------------------------------------------------------------------------------

      The Company has identified its wholly owned subsidiary Snapper, and its investment in Roadmaster Industries, Inc. ("Roadmaster"), as non-strategic assets and the Company's investment in both entities has been included in the balance sheet as assets held for sale. Management regularly monitors and evaluates the net realizable value of its assets held for sale to determine whether their carrying values have been impaired. During the quarter ended September 30, 1996, the Company reduced the carrying value of its investment in Roadmaster to $31.2 million, which amount reflects the market value of the Roadmaster Common Stock (as hereinafter defined) as of September 30, 1996. The Company's $16.3 million write-down of its investment in Roadmaster reflects both the reduction in market value of the Roadmaster Common Stock and management's assessment of the net realizable value of such asset. The Company's write-down of its investment in Roadmaster of $16.3 million is reflected as a discontinued operation in the consolidated condensed statement of operations.

      The Company's intention is to continue to pursue the disposal of both Snapper and Roadmaster. Generally accepted accounting principles require that their results of operations be reflected in the statement of operations after October 31, 1996. Commencing November 1, 1996, one year since the date of the mergers, the Company will reflect its proportionate share of the net income or loss of Snapper and Roadmaster as discontinued operations

      The Company and Deutsche Financial Services Corp. ("DFS") are parties to a Finance and Security Agreement effective as of October 23, 1992, as amended (the "Loan Agreement"). Effective November 1, 1995, the Company assigned all of its right, title and interest under such agreement to its wholly owned subsidiary, Snapper, Inc. The total borrowing capacity under the loan agreement is $45 million, $37 million of which is outstanding at September 30, 1996. The loan is secured by all of the tangible and intangible assets of Snapper. The Company has guaranteed Snapper's obligations under the Loan Agreement and has pledged to DFS all of the issued and outstanding stock of Snapper. Further, Snapper delivered to DFS $5 million as additional collateral to secure the obligations of Snapper under the Loan Agreement. The agreement contains restrictions concerning cash and asset transfers to the Company. The agreement terminates on November 30, 1996.

      On November 12, 1996, Snapper entered into a commitment letter with AmSouth Bank of Alabama ("AmSouth") pursuant to which AmSouth has agreed, subject to certain conditions, to provide Snapper with a $55 million revolving credit facility (the "Snapper Revolver"), the proceeds of which will be used to refinance Snapper's obligations to DFS and for working capital purposes. The Snapper Revolver will mature on January 1, 1999 and will be guaranteed by the Company. The Snapper Revolver is subject to the negotiation, execution and delivery of definitive documentation, which will include standard representations and warranties, conditions precedent and events of default.

Roadmaster Industries, Inc.

      As of September 30, 1996, the Company owned approximately 38% of the issued and outstanding shares of common stock (the "Roadmaster Common Stock") of Roadmaster Industries, Inc. based on the approximate 49,800,000 shares of Roadmaster Common Stock outstanding at August 9, 1996.

      The carrying value of the Company's investment in Roadmaster at December 31, 1995 was approximately $47.5 million, based on the anticipated proceeds from its sale at that time.

      The latest available summarized financial information for Roadmaster is shown below (in thousands):

                                                As of and for the
                                                Six Months Ended
                                                  June 30, 1996
                                                -----------------
                Net sales                       $    233,752
                Gross profit                          27,185
                Net loss                               (503)
                Current assets                       303,186
                Non-current assets                   126,557
                Current liabilities                  170,481
                Non-current liabilities              204,574
                Total shareholders' equity            54,688

Snapper, Inc.

      At September 30, 1996 and December 31, 1995, the carrying value of Snapper was approximately $73.8 million and $79.2 million, respectively. The carrying value of Snapper represents the Company's estimated proceeds from the sale of Snapper and the repayment of intercompany loans, through the anticipated the date of sale. For the nine months ended September 30, 1996, the Company has received $5.4 million of cash from Snapper. Accordingly, the carrying value of Snapper at December 31, 1995 has been reduced by $5.4 million.


      The results of operations of Snapper for the nine months ended September 30, 1996, which are excluded from the accompanying consolidated condensed statement of operations, are as follows (in thousands):


                 Net Sales                      $ 116,630
                 Operating expenses               135,492
                                                ---------
                 Operating loss                    (8,862)
                 Interest expense                  (6,244)
                 Other income                       1,021
                                                ---------
                 Net loss                       $ (24,085)
                                                =========


Snapper has from time to time reacquired the inventories and less frequently has purchased the accounts receivable of distributors it has terminated. The purchases of inventories are accounted for by reducing sales for the amount credited to accounts receivable from the terminated distributor. Included in Snapper's results of operations for the nine months ended September 30, 1996 are the effects of commitments to repurchase inventories and account receivable of $12.8 million.

--------------------------------------------------------------------------------

6. Film Inventories

--------------------------------------------------------------------------------

The following is an analysis of film inventories (in thousands):

                                                   September 30, December 31,
                                                       1996         1995
                                                       ----         ----
          Current:
               Theatrical and Television Product
                  Released, less amortization        $ 60,151     $ 59,430
                  Completed, not released               2,991         --
                  In process and other                  2,949         --
                                                     --------     --------
                                                       66,091       59,430
                                                     --------     --------
           Non Current:
               Theatrical and Television Product
                  Released, less amortization         147,773      137,233
                  In process and other                 69,548         --
                                                     --------     --------
                                                      217,321      137,233
                                                     --------     --------

                                                     $283,412     $196,663
                                                     ========     ========

In the past, Orion has recorded substantial writeoffs to its released product. As a result, approximately one-half of the film inventories are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods.

      Since the date of the Orion's quasi-reorganization (February 28, 1982), when Orion's inventories were restated to reflect their then current market value, Orion has amortized 92% of the gross cost of its film inventories, including those produced or acquired subsequent to the quasi-reorganization. Approximately 98% of such gross film inventory costs will have been amortized by September 30, 1999. As of September 30, 1996, approximately 61% of the unamortized balance of film inventories will be amortized within the next three-year period based upon the Orion's revenue estimates at that date.

--------------------------------------------------------------------------------

7. Investments in and Advances to Joint Ventures

--------------------------------------------------------------------------------

      The Communications Group has recorded its investments in Joint Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures are generally made pursuant to lines of credit between MITI and such Joint Venture. Advances under the line of credit agreements are reflected based on amounts which MITI expects to receive under the credit agreement, plus accrued interest.

      Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures; or in the form of equipment purchased on behalf of the Joint Ventures. Pursuant to the credit agreements, MITI charges interest to the Joint Ventures at rates which range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined in such agreements, prior to any substantial distributions of dividends to the Joint Venture partners. MITI has entered into credit agreements with its Joint Ventures to provide up to $59.1 million in funding, $15.2 million of which remains available at September 30, 1996. MITI funding commitments are contingent on its approval of the Joint Ventures' business plans.

MITI investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                  Investments in and
                                                      advances to
                                                    Joint Ventures
                                                  -------------------               Year        Date
                                                  Sept. 30,   Dec. 31, Ownership   Venture   Operations
             Name                                   1996        1995      %        Formed     Commenced
             ----                                   ----        ----      -        ------    ---------
Wireless Cable TV
-----------------

Kosmos TV, Moscow, Russia                         $ 2,199     $ 4,317     50%       1991     May, 1992
Baltcom TV, Riga Latvia                             9,071       6,983     50%       1991     June, 1992
Ayety TV, Tbilisi, Georgia                          4,605       3,630     49%       1991     September,1993
Kamalak, Tashkent, Uzbekistan(1)                    5,397       3,731     50%       1992     September,1993
Sun TV, Kishinev, Moldova                           1,986       1,613     50%       1993     October, 1994
Alma-TV, Almaty, Kazakstan(1)                       2,492       1,318     50%       1994     September, 1994
                                                  -------     -------
                                                   25,750      21,592
                                                  -------     -------
Paging
------

Baltcom Paging, Tallin, Estonia                     3,326       2,585     39%       1992     December, 1993
Baltcom Plus, Riga, Latvia                          1,876       1,412     50%       1994     April, 1995
Tbilisi Paging, Tbilisi, Georgia                      640         619     45%       1993     November, 1994
Raduga Paging, Nizhny, Novgorod                       392         364     45%       1993     October, 1994
St. Petersburg Paging, St. Petersburg, Russia         892         527     40%       1994     October, 1995
                                                  -------     -------
                                                    7,126       5,507
                                                  -------     -------
Radio Broadcasting
------------------

SAC-Radio 7, Moscow, Russia                           199       1,174     51%       1994     January, 1994
Radio Katusha, St. Petersburg, Russia                 272         561     50%       1993     May, 1995
Radio Socci, Socci, Russia                            242         269     51%       1995     December, 1995
                                                  -------     -------
                                                      713       2,004
                                                  -------     -------
Telephony
---------

Telecom Georgia, Tbilisi, Georgia                   3,110       2,078     30%       1994     September, 1994
                                                  -------     -------
Pre-Operational
---------------

Raduga TV, Nizhny Novgorod                            222         254     50%       1994     Pre-Operational
Minsk Cable, Minsk, Belarus                         1,712         918     50%       1993     Pre-Operational
Vilnius Cable, Vilnius, Lithuania                   1,142          81     55%       1996     Pre-Operational
Batumi Paging, Batumi, Georgia                        248        --       24%       1996     Pre-Operational
Golden Cellular Communications Co.,
   Peoples Republic of China                        3,267        --       60%       1996     Pre-Operational
Latcom Wireless Telephone Co.                       2,664        --       48%       1996     Pre-Operational
Other                                              10,619       4,500
                                                  -------     -------
                        Sub-total                  19,874       5,753
                                                  -------     -------

                        Total                     $56,573     $36,934
                                                  =======     =======


(1) includes Paging Operations

      The ability of MITI and its Joint Ventures to establish profitable operations is subject to among other things, special political, economic and social risks inherent in doing business in Eastern Europe and certain republics of the former Soviet Union. These include matters arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

      MITI has obtained political risk insurance policies from the Overseas Private Investment Corporation ("OPIC") for certain of its Joint Ventures. The policies cover loss of investment and losses due to business interruption caused by political violence or expropriation. Recently, the House of Representatives rejected a bill to renew the insuring authority of OPIC, but then extended its authority for one year. If its authorization is not further renewed, it will be unable to write any new insurance policies or underwrite new investments.

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

      Summarized combined financial information of Joint Ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

Combined Balance Sheets
                                                      June 30,    September 30,
Assets                                                  1996          1995
                                                        ----          ----

Current assets                                        $ 26,475      $  6,937
Investments in wireless systems and equipment, net      36,250        31,349
Other assets                                             3,265         2,940
                                                      --------      --------

     Total Assets                                     $ 65,990      $ 41,226
                                                      ========      ========

  Liabilities and Joint Ventures' Capital (Deficit)

Current liabilities                                   $ 30,182      $ 10,954
Amount payable under MITI credit facility               41,324        33,699
                                                      --------      --------

                                                        71,506        44,653

Joint Ventures' Capital (Deficit)                       (5,516)       (3,427)
                                                      --------      --------
     Total Liabilities and Joint Ventures'
       Capital (Deficit)                              $ 65,990      $ 41,226
                                                      ========      ========

Combined Statement of Operations
                                                          Nine Months Ended
                                                          -----------------
                                                       June 30,        June 30,
                                                         1996            1995
                                                         ----            ----

Revenues                                               $ 34,327        $ 12,082
                                                       --------        --------

Expenses:
    Cost of service                                      14,706           6,362
    Selling, general and administrative                  16,994           5,847
    Depreciation and amortization                         4,912           3,186
    Other                                                    20             323
                                                       --------        --------

             Total Expenses                              36,632          15,718
                                                       --------        --------

             Operating Loss                              (2,305)         (3,636)
Interest Expense                                         (2,614)         (1,134)
Other Income (Loss)                                           7             (52)
Foreign Currency Translation                              1,224             (70)
                                                       --------        --------

             Net Loss                                  $ ( 3,688)      $ (4,892)
                                                       ========        ========

      Financial information for Joint Ventures which are not yet operational is not included in the above summary. MITI's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized at September 30, 1996 amounted to approximately $19.9 million.

      The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the nine months ended September 30, 1996 (in thousands):

                                          Wireless                    Radio
                                          Cable TV      Paging     Broadcasting   Telephony       Total
                                          --------      ------     ------------   ---------       -----
Consolidated Subsidiaries and
  Joint Ventures

Revenues                                 $     57      $  2,283      $ 5,238      $  --       $   7,578(1)
Depreciation and amortization                 203           252          426         --             881
Operating income (loss) before taxes         (204)           75        1,540         --           1,411

Assets                                        980         3,453        2,972         --           7,405
Capital expenditures                          935           573          562         --           2,070

Unconsolidated Equity Joint Ventures

Revenues                                 $ 11,991      $  4,101      $ 1,325      $16,910     $  34,327
Depreciation and amortization               4,006           411           80          415         4,912
Operating income (loss) before taxes       (3,464)         (851)      (1,759)       3,769        (2,305)

Assets                                     28,030         7,633          844       29,483        65,990
Capital expenditures                        4,033           766          122          256         5,177

Net investment in Joint Ventures           25,750         7,126          713        3,110        36,699
MITI equity in losses of
  unconsolidated investees                 (4,244)       (1,147)      (1,974)       1,305        (6,060)

Combined

Revenues                                 $ 12,048      $  6,384      $ 6,563      $16,910     $  41,905
Depreciation and amortization               4,209           663          506          415         5,793
Operating income (loss) before taxes       (3,668)         (776)        (219)       3,769          (894)

Assets                                     29,010        11,086        3,816       29,483        73,395
Capital expenditures                        4,968         1,339          684          256         7,247
Subscribers                                62,568        37,636          n/a          n/a       100,204

(1) Does not reflect revenue of MITI's headquarters of approximately $2.7 million

      More than 90% of the Company's assets are located in, and substantially all of the Company's operations are derived from, Republics in the Commonwealth of Independent States or Eastern Europe.

      On March 18, 1996 Metromedia Asia Limited ("MAL"), MITI's 90% subsidiary, entered into a Joint Venture agreement with Golden Cellular Communications, Ltd., ("GCC") a company located in the People's Republic of China ("PRC"). The purpose of the Joint Venture is to provide wireless local loop ("WLL") telephone equipment, network planning, technical support and training to domestic telephone operators throughout the PRC. Total required equity contributions to the venture is $8 million of which 60% will be contributed by MAL and 40% will be contributed by GCC.

      On July 15, 1996, MITI entered into a Credit Agreement with Asian American Telecommunications Corporation ("AAT")pursuant to which MITI agreed to loan to AAT the principal amount of $10 million at an interest rate of 10% per annum. The principal amount of the loan is convertible into equity of AAT upon the satisfaction of certain conditions precedent, including the Business Combination (as hereinafter defined). The loan is secured by the shares of common stock of AAT owned by Max Bobbit, AAT's President. The proceeds of the loan are to be used by AAT to fund equity contributions to a Joint Venture.

      MAL and AAT are in discussions regarding combining their respective businesses (the "Business Combination"). AAT is engaged in the telecommunications business in China and hardware in China. No assurance can be given that the parties will ultimately enter into a definitive Business Combination Agreement.

      On May 17, 1996, MITI acquired 56% of Protocall Ventures, Ltd. ("Protocall") for a purchase price of approximately $2.6 million. Protocall is a United Kingdom company that has ownership interests in nine companies providing trunked mobile radio services in certain cities in Portugal, Spain, Belgium and Germany.

      In October 1996, MITI's wholly owned subsidiary Telcell Wireless LLC ("Telcell") entered into a Joint Venture agreement to design, construct, install and operate a mobile radio network in Tblisi, Georgia. The total equity contribution to the Joint Venture is $5 million of which 49% was contributed by Telcell.

--------------------------------------------------------------------------------

8. Stockholders' Equity

--------------------------------------------------------------------------------
      On July 2, 1996, the Company completed a public offering of 18.4 million shares of common stock, generating net proceeds of approximately $190.6 million. Proceeds of the offering were used to pay existing bank debt of MMG, and MITI's revolving credit bridge loan from Metromedia Company. Proceeds will also be used to finance the build-out of the Company's communications operations in Eastern Europe and other emerging markets, and for general corporate purposes, including the working capital needs of MMG and its subsidiaries, and for potential future acquisitions.

      As part of the MPCA acquisition, the Company issued 256,504 shares of restricted common stock to certain employees. The common stock vests on a pro-rata basis over a three year period ending in July 1999. The total market value of the shares at the time of issuance is treated as unearned compensation and is charged to expense over the vesting period. Unearned compensation charged to expense for the period ended September 30, 1996 was $264,000.

      On August 29, 1996, the Company held its annual meeting and the stockholders voted to increase the number of authorized shares of common stock to 400,000,000. In addition, the stockholders approved the adoption of the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "Plan"). The aggregate number of shares of common stock that may be the subject of awards under the Plan is 8,000,000. The maximum number of shares with respect to awards to any one grantee under the Plan shall not exceed 250,000 in the aggregate. The Company has issued 2,898,221 stock options at fair market value as of the date of issuance.

--------------------------------------------------------------------------------

9. Supplemental Disclosure of Cash Flow Information

--------------------------------------------------------------------------------

      The following information reflects significant non-cash investing and financing activities (in thousands)

          Goldwyn and MPCA acquisition:
            Fair value of assets acquired         $ 124,640
            Fair value of liabilities assumed       180,991
                                                  ---------

                                                  $ (56,351)
                                                  =========

      In connection with the acquisition of MPCA, the Company issued debt of $1.2 million and restricted common stock valued at $3.2 million.

--------------------------------------------------------------------------------

10. Contingent Liabilities

--------------------------------------------------------------------------------

Litigation

Fuqua Industries, Inc. Shareholder Litigation

      Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which formerly owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock, other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15,700,000 for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. On November 6, 1996, a hearing was held regarding the motion to dismiss. A decision is pending.

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

Environmental Protection

      The Company has been involved in various environmental matters involving property owned and operated by Snapper, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material. As of September 30, 1996, the Company had a remaining reserve of approximately $1,250,000 to cover its obligations to Snapper.

      During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that a former subsidiary may be a potentially responsible party at such site. The Company's liability, if any, has not been determined but the Company believes that such liability will not be material.

      The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company, and was transferred to a wholly owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to Roadmaster. The Company believes that reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that has been developed.

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

      The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper. In addition, the Company's investment in Roadmaster has been deemed to be a non-strategic asset. The Company is pursuing its intention to dispose of Snapper and its investment in Roadmaster. Snapper and Roadmaster are included in the consolidated condensed financial statements of the Company as assets held for sale.

      On July 2, 1996 the Company completed the Goldwyn Merger and the MPCA Merger (see Note 2 to the notes to the Company's consolidated condensed financial statements). The acquisition of Goldwyn provides the Company with a valuable library of over 850 films and television titles, including numerous Hollywood classics and critically acclaimed recent films. Goldwyn also owns the leading specialized theatre circuit in the United States, with 52 theatres with 140 screens. The acquisition of MPCA enhances the Company's ability to produce and acquire new film product. The acquisitions of Goldwyn and MPCA are important steps in MMG's plan to enhance its role as a leading global entertainment, media and communications company.

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

The Entertainment Group

      The Entertainment Group consists of Orion and, as of July 2, 1996, Goldwyn and MPCA and their respective subsidiaries. Until November 1, 1995, Orion operated under the terms of its Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan"), which severely limited Orion's ability to finance and produce additional theatrical motion pictures. Therefore, Orion's primary activity prior to the November 1 Mergers was the ongoing distribution of its library of theatrical motion pictures and television programming. Orion believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce, and acquire entertainment products in connection with the November 1 Mergers, the Entertainment Group has begun to produce and acquire new theatrical product.

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

      The consolidated financial statements include the accounts and results of operations of MITI, its majority owned and controlled Joint Ventures, CNM Paging, Radio Juventas, Radio Skonto and Romsat , and their subsidiaries. Investments in other companies and Joint Ventures which are not majority owned, or in which the Company does not have control, but exercises significant influence, have been accounted for using the equity method.

      The following tables set forth the operating results of the Company's Entertainment Group, Communications Group and Corporate Headquarters for the three months and nine months ended September 30, 1996 and 1995. Financial information summarizing the results of operations of Snapper, which is classified as an asset held for sale, is presented in Note 5 to the notes to the consolidated condensed financial statements. Segment Information Management's Discussion & Analysis Table

                               Segment Information
                    Management's Discussion & Analysis Table

                                           Three Months Ended           Nine Months Ended
                                       --------------------------------------------------------
                                       September 30, September 30, September 30,  September 30,
                                           1996          1995          1996           1995
                                         --------      --------      ---------      ---------
Entertainment Group:
  Revenues                               $ 39,997      $ 33,374      $ 102,850      $ 108,491
  Cost of Rentals and
    Operating Expenses                    (33,123)      (30,873)       (87,957)      (102,885)
  Selling, General & Administrative        (7,091)       (5,530)       (16,716)       (17,451)
  Depreciation & Amortization
                                           (2,393)         (173)        (2,989)          (469)
                                         --------      --------      ---------      ---------
  Operating Loss
                                           (2,610)       (3,202)        (4,812)       (12,314)
                                         --------      --------      ---------      ---------
Communications Group:
  Revenues                                  4,380         2,094         10,319          5,410
  Cost of Rentals and Operating
    Expenses                                 --            --             --             --
  Selling, General & Administrative        (9,201)       (5,537)       (25,695)       (18,103)
  Depreciation & Amortization
                                           (1,545)         (359)        (4,628)        (1,084)
                                                                                    ---------
  Operating Loss
                                           (6,366)       (3,802)       (20,004)       (13,777)
                                         --------      --------      ---------      ---------
Corporate Headquarters:
  Revenues                                      2          --                6           --
  Cost of Rentals and
    Operating Expenses                       --            --             --             --
  Selling, General & Administrative        (3,597)         --           (8,019)          --
  Depreciation & Amortization
                                               (2)         --              (13)          --
                                         --------      --------      ---------      ---------
  Operating Loss
                                           (3,597)         --           (8,026)          --
                                         --------      --------      ---------      ---------
Consolidated:
  Revenues                                 44,379        35,468        113,175        113,901
  Cost of Rentals and
    Operating Expenses                    (33,123)      (30,873)       (87,957)      (102,885)
  Selling, General & Administrative       (19,889)      (11,067)       (50,430)       (35,554)
  Depreciation & Amortization
                                           (3,940)         (532)        (7,630)        (1,553)
                                         --------      --------      ---------      ---------
  Operating Loss
                                          (12,573)       (7,004)       (32,842)       (26,091)
                                         --------      --------      ---------      ---------
  Interest Expense                        (10,051)       (8,534)       (26,006)       (25,704)
  Interest Income                           3,189           960          5,590          2,658
  Provision for Income Taxes                 (323)         --             (723)          (300)
  Equity in Losses of Joint Ventures       (2,292)       (1,568)        (6,060)        (3,789)
  Discontinued Operation                  (16,305)         --          (16,305)          --
  Extraordinary Item
                                           (4,505)         --           (4,505)          --
                                         --------      --------      ---------      ---------

        Net Loss                         $(42,860)     $(16,146)     $ (80,851)     $ (53,226)
                                         ========      ========      =========      =========

MMG Consolidated - Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995.

      Net loss increased to $42.9 million in the three month period ended September 30, 1996 from $16.1 million for the three months ended September 30, 1995.

      The $26.8 million increase in the Company's consolidated loss for the three month period ended September 30, 1996 versus September 30, 1995 is primarily attributable to the write-down of the investment in Roadmaster and the loss associated with the refinancing of the Orion debt facility and increases in operating losses in the Communications Group, corporate overhead and equity in net losses of Joint Ventures, offset by decreases in operating losses at the Company's Entertainment Group.

      The improvement in the Entertainment Group's operations was attributed to positive results from the newly acquired theatrical exhibition group partially offset by increased amortization of goodwill related to the Mergers.

      The Communications Group experienced increases in selling, general and administrative expenses as a result of expansion efforts and due to the start up nature of many of its Joint Ventures. Corporate overhead increased to $3.6 million in 1996 from zero for the three months ended September 30, 1995 as a result of the addition of MMG's corporate headquarters after the November 1 Mergers.

      Interest expense increased $1.5 million to $10.1 million for the three month period ended September 30, 1996. The increase in interest expense was primarily due to the interest on the debt at corporate headquarters. The increase was partially offset by the reduction in interest expense for the Communications Group since the funding of their operations is from MMG, and a reduction in interest expense and for the Entertainment Group due principally t
o lower interest rates on the debt balance in each respective period.

      Interest income increased $2.2 million to $3.2 million principally as a result of MITI's increasing advances to the Joint Ventures for their operating and investing cash requirements and from funds invested at corporate headquarters.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995.

      Net loss increased to $80.9 million in the nine month period ended September 30, 1996 from $53.2 million for the nine months ended September 30, 1995.

      The $27.7 million increase in the Company's consolidated loss for the nine month period ended September 30, 1996 versus September 30, 1995 is primarily attributable to the write-down of the investment in Roadmaster and the loss associated with the refinancing of the Orion debt facility. In addition, the Company experienced increases in operating losses in the Communications Group, increases in corporate overhead and equity in net losses of Joint Ventures, offset by decreases in operating losses in the Entertainment Group.

      The improvement in the Entertainment Group's operations was primarily a result of writedowns of film inventory totaling approximately $9.4 million in the first nine months of 1995, compared to nominal writedowns for the current nine month period.

      The Communications Group experienced increases in selling, general and administrative expenses as it continues to expand its business and due to start up of many of its Joint Ventures. As a result of the November 1 Mergers, MMG became a holding company and overhead increased to $8.0 million in 1996 from zero for the nine months ended September 30, 1995.

      Interest expense increased $.3 million to $26.0 million for the nine month period ended September 30, 1996. The increase in interest expense was primarily due to the interest on the debt at corporate headquarters as a result of the addition of MMG's corporate headquarters after the November 1 Mergers. In addition, corporate headquarters funded the Communications Groups operations through a credit facility which was repaid on July 2, 1996. The increase was partially offset by the reduction in interest expense for the Communications Group since the funding of their operations is from MMG and a reduction in interest expense for the Entertainment Group due principally to the refinancing of Orion's debt prior to the July 2 Mergers, and to lower interest rates on the debt balance in each respective period after the July 2 Mergers.

      Interest income increased $2.9 million to $5.6 million principally as a result of the Communications Group's increasing advances to the Joint Ventures for their operating and investing cash requirements and from funds invested at corporate headquarters.

The Entertainment Group - Results of Operations

Three months ended September 30, 1996 versus three months ended September 30,
1995

Revenues

      Total revenues for the three months ended September 30, 1996 were $40.0 million, an increase of $6.6 million or 20% from the three months ended September 30, 1995.

      Revenues increased during the current quarter reflecting the addition of Goldwyn and MPCA ("Acquired Businesses") revenues, including the revenues from the theatrical exhibition business. This increase was partially offset by the decrease in revenues in home video, pay and free television, which resulted from Orion's reduced theatrical schedule. Although Orion released five pictures theatrically during the current quarter, several of these titles were acquired for domestic theatrical distribution only and will not generate ancilliary revenues. Orion anticipates that its reduced theatrical release schedule during the last few years, as well as the acquisition of limited distribution rights for certain current titles, will continue to have an adverse effect on its ancilliary revenues.

      Theatrical revenues for the current quarter were $4.0 million, an increase of $2.4 million from the previous year's third quarter. Such increase was due to the theatrical release of four pictures during the current quarter compared to two theatrical releases in the prior year's third quarter.

      Domestic home video revenues for the current quarter were $4.7 million, a decrease of $4.9 million or 51% from the previous year's third quarter. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in 1995 as well as the release of three direct to video titles in the prior year's third quarter to the home video marketplace with no comparable release in the current quarter.

      Home video subdistribution revenues for the third quarter and the prior year's quarter were $1.8 million and $1.9 million, respectively, due to Orion's reduced theatrical schedule in 1995.

      Pay television revenues were $4.8 million in the current quarter, a decrease of $3.7 million or 43% from the previous year's third quarter. The decrease in pay television revenues was primarily due to no titles becoming available during the current quarter in the domestic pay cable market compared to two titles which became available in the previous year's second quarter offset partially by pay revenues on the newly acquired Goldwyn library.

      Free domestic and international television revenues for the current quarter were $9.9 million, a decrease of $2.0 million or 17% from the previous year's second quarter. The decrease during the current quarter, which was partially offset by the various basic cable revenues associated with the newly acquired Goldwyn library, was due to the lack of availability under a cable agreement.

      Film exhibition revenues for the current quarter were $14.9 million. Due to the acquisition of this business on July 2, 1996, the Entertainment Group did not report film exhibition revenues for the previous year's third quarter.

Selling, General & Administrative Expenses

      Selling, general and administrative expenses increased $1.6 million to $7.1 million during the current third quarter from $5.5 million during the previous year's third quarter. The increase is attributed to the inclusion of the Acquired Businesses' selling, general and administrative expenses for the current quarter partially offset by a reduction in insurance costs and outside computer consulting costs.

Operating Income (Loss)

      Operating loss of $2.6 million in the current quarter was an improvement over an operating loss of $3.2 million in the previous year's third quarter. Such improvement was attributed to positive results from the newly acquired theatrical exhibition group partially offset by increased amortization related to the goodwill associated with the Acquired Businesses. However results of operations continue to be adversely affected due to the restrictions which existed prior to the November 1 Mergers, as described above, and that approximately one-half of film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues.

Nine months ended September 30, 1996 versus nine months ended September 30, 1995

Revenues

      Total revenues for the nine months ended September 30, 1996 were $102.9 million, a decrease of $5.6 million or 5% from the nine months ended September 30, 1995.

      Although Orion released new product during the current nine month period, and acquired Goldwyn and MPCA during the current quarter, the revenue from such product was not sufficient to offset the decrease in revenues in home video, pay television and free television, which resulted from Orion's reduced theatrical schedule prior to November 1, 1995. Of the ten titles released theatrically during the current nine month period, six of these titles were acquired for domestic theatrical distribution only and will not generate ancilliary revenues. Orion anticipates that its reduced theatrical release schedule during the last few years, as well as the acquisition of limited distribution rights for certain current titles, will continue to have an adverse effect on its ancilliary revenues.

      Theatrical revenues for the current nine months were $15.7 million, an increase of $12.9 million from the previous year's nine months. Such increase was due to the theatrical release of nine pictures during the current nine months compared to three theatrical releases in the previous year's nine month period. Of the nine releases, approximately 80% of the current nine months domestic theatrical revenues were derived from the distribution of two films, The Substitute and The Arrival.

      Domestic home video revenues for the current nine months were $17.5 million, a decrease of $14.8 million or 46% from the previous year's nine months. The decrease in domestic home video revenue was due primarily to Orion's reduced theatrical release schedule in 1995. In the prior year's nine months' revenue the release of Blue Sky to the home video marketplace attributed to 23% of the revenue with no comparable releases in the current year's nine months.

      Home video subdistribution revenues for the current nine months were $5.0 million, an increase of $1.9 million from the previous year's first nine months. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. The increase was primarily due to the release of the last titles under this agreement in some major territories during the first quarter of 1996. All 23 pictures covered by this agreement have been released theatrically.

      Pay television revenues were $16.2 million in the current nine months, a decrease of $10.0 million or 38% from the previous year's nine month period. The decrease in pay television revenues was primarily due to the lack of available titles during the current nine month period in the domestic pay cable market compared to six available titles during the previous year's nine months. This decrease was partially offset by an increase in the number of available titles under various foreign pay cable license agreements.

      Free domestic and international television revenues for the current nine months were $33.7 million, a decrease of $10.5 million or 24% from the previous year's nine months. The decrease in free television revenues was due to seven titles becoming available in the basic cable market during the current nine month period compared to twelve titles becoming available during the previous year's nine months. This decrease was partially offset by the availability of certain titles in the domestic syndication marketplace.

      Film exhibition revenues for the current nine months were $14.9 million. Revenues have been included from the acquisition of this business on July 2, 1996.

Selling, General & Administrative Expenses

      Selling, general and administrative expenses for the current nine month period remained relatively constant when compared to the previous nine month period. Any decrease in selling, general and administrative expenses due to a reduction in insurance and outside computer consulting costs was offset by the addition of the selling, general and administrative expenses related to the Acquired Businesses.

Operating Loss

      Operating loss decreased by $7.5 million in the current nine months to $4.8 million from an operating loss of $12.3 million in the previous year's nine months. The previous year's nine months results were adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product totaling approximately $9.4 million compared to nominal writedowns for the current nine months. In addition, approximately one-half of film inventories are stated at estimated realizable value and do not generate gross profit upon recognition of revenues therefore adversely affecting results of operations.

The Communications Group - Results of Operations

Three Months Ended September 30, 1996 compared to Three Months Ended September 30, 1995.

Revenues

      Revenues increased to $4.4 million in the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995. This growth in revenue has resulted primarily from an increase in radio operations in Hungary, paging service operations in Romania and an increase in management and licensing fees. Revenue from radio operations increased to $2.7 million for the three months ended September 30, 1996 from $1.7 million in the three months ended September 30, 1995. Radio paging services generated revenues of $.9 million for the three months ended September 30, 1996 as compared to $.3 million for the three months ended September 30, 1995. Management fees and licensing fees increased to $.7 million in the three months ended September 30, 1996 from $.1 million in the three months ended September 30, 1995. On December 31, 1995 the Communications Group changed its policy of accounting for its majority owned and controlled Joint Ventures, such that the Communications Group's results of operations for the three months ended September 30, 1996 include the results of operations for these ventures for the three months ended June 30, 1996. The Communications Group's results of operations for the three months ended September 30, 1995 included the results of operations for these ventures for the three months ended September 30, 1995. Had the Communications Group applied this method from January 1, 1995 the net effect on reported operating results for the three months ended September 30, 1995 would not have been material.

Selling, General and Administrative Expense

      Selling, general and administrative expense increased by $3.7 million or 66% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase from 1995 to 1996 relates principally to the hiring of additional staff and additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures as well as additional staffing at the radio station and radio paging operations.

Equity in Losses of Joint Ventures

      The Communications Group recognized equity in losses of Joint Venture investees of approximately $2.3 million for the three months ended September 30, 1996 as compared to $1.6 million for the three months ended September 30, 1995. The losses recorded for the three months ended September 30, 1996 and 1995 represent the Communications Group's equity in losses of the venture operations for the three months ended June 30, 1996 and September 30, 1995, respectively.

Foreign Currency

      The Communications Group limits its foreign currency exposure by insuring that in areas with unstable currencies, it bills and collects all revenues in United States dollars or an equivalent local currency amount, adjusted on a monthly basis for currency fluctuation. The Communications Group's Joint Ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As the Communications Group and its Joint Venture investees grow and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency risk and exposure may increase, however, the Communications Group also anticipates that with the passage of time, and the anticipated strengthening of the local economies and their currencies, that exposure may not require hedging. The Communications Group does not hedge against foreign currency exchange rate risks at the present time.

Nine Months Ended September 30, 1996 compared to Nine Months Ended September 30, 1995.

Revenues

      Revenues increased to $10.3 million in the nine months ended September 30, 1996 from $5.4 million for the nine months ended September 30, 1995. This growth in revenue has resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. During 1995, the Communications Group changed its policy of accounting for majority owned and controlled Joint Ventures, such that the Communications Group's results of operations for the nine months ended September 30, 1996 include the results of operations for these ventures for the nine months ended June 30, 1996. The Communications Group's results from operations for the nine months ended September 30, 1995 included the results of operations for these ventures for the nine months ended September 30, 1995. Had the Communications Group applied this method from January 1, 1995 the net effect on reported operating results for the nine months ended September 30, 1995 would not have been material. Revenue from radio operations for the first nine months of 1996 was $6.4 million as compared to $4.3 million in the first nine months of 1995. Radio paging services generated revenues of $2.3 million for the first nine months of 1996 as compared to $.7 million in the first nine months of 1995. Income from management fees and licensing fees increased to $1.6 million in the nine months ended September 30, 1996 from $.4 million in the nine months ended September 30, 1995.

Selling, General and Administrative Expense

      General and administrative expense increased by $7.6 million or 42% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase from 1995 to 1996 relates principally to the hiring of additional staff and additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures as well as additional staffing at the radio station and radio paging operations.

Equity in Losses of Joint Ventures

      The Communications Group recognized equity in losses of Joint Venture investees of approximately $6.1 million for the nine months ended September 30, 1996 as compared to $3.8 million for the nine months ended September 30, 1995. The losses recorded for the nine months ended September 30, 1996 and 1995 represent the Communications Group's equity in losses of the venture operations for the nine months ended June 30, 1996 and September 30, 1995, respectively.

      Subscriber Growth - Many of the Joint Ventures are start up concerns and as such, ordinarily generate operating losses in the first years of operation. The Company believes that growth of subscribers is a good indicator for the reader to evaluate the progress of the subscriber based businesses. The following table presents the aggregated paging and Cable TV ventures subscriber growth .

                                           Wireless
                                           Cable TV      Paging
                                           --------      ------
            December 31, 1995              37,900        14,460
            March 31, 1996                 44,632        20,683
            June 30, 1996                  53,706        29,107
            September 30, 1996             62,568        37,636

Foreign Currency

      The Communications Group limits its foreign currency exposure by insuring that in areas with unstable currencies, it bills and collects all revenues in United States dollars or an equivalent local currency amount, adjusted on a monthly basis for currency fluctuation. The Communications Group's Joint Ventures are generally permitted to maintain US dollar accounts to service their dollar denominated credit lines, thereby significantly reducing foreign currency exposure. As the Communications Group and its Joint Venture investees grow and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency risk and exposure may increase, however, the Communication Group also anticipates that with the passage of time and the anticipated strengthening of the local economies and their currencies, that exposure may not require hedging. The Communications Group does not hedge against foreign currency exchange rate risks at the present time.

Liquidity and Capital Resources

MMG Consolidated

Cash Flows from Operating Activities

      Cash used in operations for the nine months ended September 30, 1996 was $4.1 million, a decrease in cash from operations of $24.3 million from the same period in the prior year.

      Losses from operations include significant non-cash items of depreciation, amortization and equity in losses of Joint Ventures. Non-cash items decreased $5.8 million from $84.4 million to $78.6 for the nine month periods ended September 30, 1995 and 1996, respectively. The decrease in non-cash items principally relates to amortization of film costs and debt discounts which was partially offset by the loss on write-down of the investment in Roadmaster and the early extinguishment of debt and the increase in equity losses of Joint Ventures and depreciation and amortization of fixed and intangible assets. Net changes in assets and liabilities decreased cash flows for the nine months ended September 30, 1996 and 1995 by $1.8 million and $10.9 million, respectively.

      The decrease in cash flows for the nine months ended September 30, 1996 generally resulted from the reduction in revenues caused by Orion's reduced theatrical release schedule and increased losses in the Communications Group's consolidated and equity Joint Ventures due to the start-up nature of these operations, and increases in selling, general and administrative expenses at the Communications Group and corporate headquarters. Net interest expense has decreased principally due to the increase in advances to the Joint Ventures for their operating and investing cash requirements. The Orion reduced theatrical release schedule, which is the result of the restrictions imposed upon Orion while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided from operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce and distribute entertainment product as a result of the November 1 Mergers, and acquisitions of Goldwyn and MPCA, the Entertainment Group intends to acquire and produce new theatrical product.

Cash Flows from Investing Activities

      Cash used in investing activities was $70.2 million and $21.1 million for the nine months ended September 30, 1996 and 1995, respectively. During the nine months ended September 30, 1995, the principal use of cash in investing activities was $15.2 million invested or advanced to Joint Ventures and $4.1 million investment in film inventories. During the nine months ended September 30, 1996 the Company collected $5.4 million from Snapper as partial repayment of a $23.1 million loan and approximately $5.4 million from the proceeds from sale of short-term investments and paid $25.4 million and $48.9 million for investments in and advances to Joint Ventures and investments in film inventories, respectively.

      The increase in investment in film inventories reflects the removal of the restrictions of the Plan in connection with the November 1 Mergers. The Entertainment Group has begun to increase its investing activities by increasing its investment in films as well as the related releasing costs.

Cash Flows From Financing Activities

      Cash provided by financing activities was $170.0 million for the nine months ended September 30, 1996 as compared to cash used in financing activities of $5.4 million for the nine months ended September 30, 1995.

      For the nine months ended September 30, 1996, the company issued 18.4 million shares of common stock and the proceeds from the public offering, net of transaction costs was $190.6 million. Of the $294.5 million in additions to long-term debt, $29.0 million was borrowed under the old Orion Credit Agreement, $200.0 million represents the new Entertainment Group Term Loan, and $56.3 million was borrowed under the Entertainment Group Revolving Credit Facility. Such borrowings were principally for the acquisition, production and distribution of theatrical product as well as the payments on outstanding obligations. Of the $305.4 million payments, $152.7 million were payments of the old Orion Credit Agreement, $86.1 million were payments on the outstanding debt of Goldwyn and MPCA, $11.8 million were payments on the new Entertainment Group Revolving Credit Facility, and $7.5 million was payment of the first installment under the new Entertainment Group Term Loan, and the repayment of a $28.8 million revolving credit agreement with MMG. For the nine months ended September 30, 1995 the $32.1 million of proceeds from issuance of long-term debt was for funds received to finance the Communications Group's operations and investments in and advances to Joint Ventures. Payments on notes and subordinated debt were principally related to payments on Orion's bank debt of $36.9 million.

The Company

      On July 2, 1996 the Company completed a public offering of 18.4 million shares of common stock. Net proceeds from the public offering were $190.6 million. In addition, on July 2, 1996 Orion entered into the $300 million Entertainment Group Credit Facility. Proceeds from the Entertainment Group Credit Facility were used, in part, to refinance indebtedness of Orion and certain indebtedness related to the Goldwyn Merger and the MPCA Merger. The Company intends to use these funds, together with cash flow from operations, to fund its businesses, including (i) the Communications Group's further expansion in Eastern Europe, certain republics of the former Soviet Union and the Pacific Rim and (ii) the Entertainment Group's production and acquisition of entertainment product. MMG believes that these resources will enable it to realize the value of its assets, by providing capital necessary to operate such businesses.

      MMG is a holding company which operates through its subsidiaries and, therefore, does not itself generate cash flow. In addition to providing funds to its operating subsidiaries, MMG is obligated to make principal and interest payments under its various indentures in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self-insurance claims. For the remainder of the year ended December 31, 1996 and in the years ended December 31, 1997 and 1998, MMG will be required to make principal payments of approximately zero, $15.9 million and $60.3 million, respectively, to meet the scheduled maturities of its outstanding long-term debt. MMG does not currently anticipate receiving dividends from its subsidiaries but intends to use its cash on hand and proceeds from asset sales described below to meet these cash requirements.

      During December 1995, the Company adopted a formal plan to dispose of Snapper. At September 30, 1996 the carrying value of Snapper was $73.8 million. The carrying value of Snapper represents the Company's estimated proceeds from the sale of Snapper and the projected cash flows from the operations of Snapper, primarily repayment of intercompany loans, through the date of sale. The carrying value of the Company's investment in Roadmaster at September 30, 1996 was $31.2 million, which reflects a write-down of $16.3 million, which reduction reflects both the reduction in market value of the Roadmaster Common Stock and management's assessment of the net realizable value of such stock. The Company is pursuing its intention of disposing of both Snapper and its investment in Roadmaster. There can be no assurance that MMG will dispose of these assets during the time period anticipated or that it will realize proceeds upon such sales equal to the carrying value of its investments.

      The Company and Deutsche Financial Services Corp. are parties to a Finance and Security Agreement effective as of October 23, 1992, as amended. Effective November 1, 1995, the Company assigned all of its right, title and interest under such agreement to its wholly owned subsidiary, Snapper, Inc. The total borrowing capacity under the loan agreement is $45 million, $37 million of which is outstanding at September 30, 1996. The loan is secured by all of the tangible and intangible assets of Snapper. The Company has guaranteed Snapper's obligations under the Loan Agreement and has pledged to DFS all of the issued and outstanding stock of Snapper. Further, Snapper delivered to DFS $5 million as additional collateral to secure the obligations of Snapper under the Loan Agreement. The agreement contains restrictions concerning cash and asset transfers to the Company. The agreement terminates on November 30, 1996.

      On November 12, 1996, Snapper entered into a commitment letter with AmSouth of Alabama pursuant to which AmSouth has agreed, subject to certain conditions, to provide Snapper with a $55 million revolving credit facility, the proceeds of which will be used to refinance Snapper's obligations to DFS and for working capital purposes. The Snapper Revolver will mature January 1, 1999 and will be guaranteed by the Company. The Snapper Revolver is subject to the negotiation, execution and delivery of definitive documentation, which will include standard representations and warranties, conditions precedent and events of default.

      The Company's Entertainment Group requires capital to fund the production of filmed entertainment product and to meet its general working capital needs, including interest and principal payments required under the Entertainment Group Credit Facility. After the consummation of the Goldwyn and MPCA acquisitions and the Entertainment Group Credit Facility, the Entertainment Group had approximately $224.0 million outstanding indebtedness under the Entertainment Group Credit Facility and borrowing capacity of approximately $76.0 million on a revolving basis to fund its working capital and production needs. MMG believes that the amounts available under the Entertainment Group Credit Facility together with cash generated from operations will provide the Entertainment Group with sufficient working capital to implement its production and distribution activities and to meet debt obligations during 1996 and 1997. The Entertainment Group Credit Facility restricts the Entertainment Group's ability to pay dividends to MMG.

      The Communications Group is in the early stages of constructing and developing its communications businesses. As a result, the Communications Group does not generate operating cash flow and is dependent upon MMG for the capital required to fund its businesses. MMG has contributed approximately $37 million to the Communications Group during the nine months ended September 30, 1996. MMG believes that the remaining proceeds of the public offering and sales of assets, after satisfying its own working capital needs and its debt service obligations, will enable MMG to provide the Communications Group with the capital it requires for the anticipated funding needs for its existing and planned projects for the remainder of during 1996 and 1997. However, the Communications Group's capital needs could vary substantially depending upon the stage of development of its existing projects and its acquisition of new licenses or businesses.

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

The Entertainment Group

      Since the consummation of the Goldwyn Merger and the MPCA Merger on July 2, 1996, the Entertainment Group's strategy has been to (i) expand its production of feature films, (ii) exploit its film and television library and
(iii) enhance the value of its theatre circuit.

      Motion Picture Production: The Entertainment Group plans to maintain a conservative theatrical production, acquisition and distribution strategy which it believes will generate more stable cash flows than the approach of the major motion picture studios. The Entertainment Group intends to produce or acquire and release 10 to 14 theatrical features per year, consisting primarily of commercial and specialized films with a well-defined target audience and marketing campaign and with the Entertainment Group's portion of the production cost generally ranging from $5.0 million to $10.0 million per picture. The Entertainment Group also expects to spend between $4.0 million and $8.0 million in domestic print and advertising costs for each film it produces or acquires. This production strategy has been used by, and is based on the prior success of, the management of MPCA. The Entertainment Group also plans to continue to engage in the production, acquisition and distribution of specialized motion pictures and art films, including those films management believes may have crossover commercial potential. In order to expand its production capabilities and reduce its exposure to the performance of any particular film, the Entertainment Group intends to finance a significant portion of each film's budget by relicensing foreign distribution rights.

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

      In connection with the consummation of the November 1 Mergers, the restrictions imposed by the agreements entered into in connection with the Plan, which hindered Orion's ability to produce and acquire new motion picture product, were eliminated. As a result, Orion has begun producing, acquiring and financing theatrical films consistent with the covenants set forth in the credit agreement relating to the Entertainment Group Credit Facility. The principal sources of funds required for the Entertainment Group's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under the Entertainment Group's Revolving Credit Facility.

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

      The Entertainment Group Credit Facility consists of a $200 million Term Loan, which requires quarterly repayments of $7.5 million commencing September 1996 and a final payment of $50 million on maturity (June 30, 2001); and the Entertainment Group Revolving Credit Facility, which has a final maturity of June 30, 2001. For the remainder of the year ended December 31, 1996, and in the years ended December 31, 1997 and 1998, the Entertainment Group will be required to make principal payments of approximately $8.7 million, $31.6 million, and $31.4 million, respectively, to meet the scheduled maturities of its outstanding long-term debt.

      The credit agreement relating to the Entertainment Group Credit Facility contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens, restrictions on the development costs and budgets for new films, limitations on the aggregate amount of unrecouped print and advertising costs the Entertainment Group may incur, limitations on the amount of the Entertainment Group's leases, capital and overhead expenses, (including specific limitations on the Entertainment Group's theatre group subsidiary's capital expenditures) prohibitions on the declaration of dividends or distributions by Orion to MMG (other than $15 million of subordinated loans which may be repaid to MMG), limitations on the merger or consolidation of the Entertainment Group or the sale by the Entertainment Group of any substantial portion of its assets or stock and restrictions on the Entertainment Group's line of business, other than activities relating to the production and distribution of entertainment product and other covenants and provisions described above. See Note 4 to the Notes to the Consolidated Condensed Financial Statements.

      Management believes that the the Entertainment Group Revolver, together with cash generated from operations, will provide the Entertainment Group with sufficient resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during 1996 and 1997.

The Communications Group

      The Communications Group has invested significantly (in cash through capital contributions, loans and management assistance and training) in its Joint Ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in emerging markets. The Communications Group and primarily all of its Joint Venture investees are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start up phase of operations.

      The wireless cable television, paging, fixed wireless loop telephony, and international toll calling businesses are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures. The Communications Group's Joint Venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the Joint Venture agreement.

      Credit agreements with the Joint Venture are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at the Communications Group's current cost of borrowing in the United States and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash, for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 1996 and December 31, 1995, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $59.1 million and $46.8 million, respectively, of which $15.2 million and $16.9 million, respectively, remained unfunded. The Communications Group's funding commitments under the credit agreements are generally contingent upon its approval of the Joint Venture's business plan and the attainment of such business plans. The Communications Group reviews the actual results of operations on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund the credit agreements.

      The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon the sale of commercial advertising time, the ability to attract subscribers to its systems and its ability to control operating expenses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby their operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures to develop management information systems and automated customer care and service systems. No assurance can be given that such initiatives will be successful.

      The Communications Group's investments in the Joint Ventures are not expected to become profitable or generate significant cash flows in the near future. Additionally, if the Joint Venture investees do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or return capital at any time.

      The ability of the Communications Group and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to special political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, certain republics of the former Soviet Union and the Pacific Rim. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

      Prior to the November 1st Mergers, the Communications Group had relied on certain shareholders for capital, in the form of both debt and equity, to fund its operating and capital requirements. Notes payable were due within one year of the note and carried interest rates ranging from the prime rate to the prime rate plus 2%.

      On November 1, 1995, the Communications Group received equity contributions of approximately $62.0 million from MMG, representing cash and notes payable to an affiliate, that were converted into equity of the Company at the time of the November 1 Mergers.

      Proceeds of the Communications Group's borrowings and equity issuance were used, in part, to purchase and provide equipment to its Joint Venture investees under credit lines, to fund initial equity contributions to Joint Ventures and for the Communications Group's operating activities, primarily selling, general and administrative expenses.

      Funds invested in Joint Ventures for the nine months ended September 30,1996 and 1995 were to fund the Communications Group's capital contributions as required by the respective Joint Venture agreements and to provide equipment and working capital under lines of credit. These capital requirements amounted to approximately $25.4 million for the first nine months of 1996 and $21.2 million for 1995. The Communications Group continues to seek out and enter into arrangements whereby it can offer communications services through Joint Venture arrangements. The Communications Group is considering investing in additional Joint Ventures in countries in which the Communications Group currently has investments, and in new target markets in the Far East. Capital expenditures for the Communications Group for the first nine months of 1996 as well as capital expenditures in 1995 were primarily the result of expanding the Communications Group's operations and establishing offices in Moscow, Russia, Vienna, Austria, Budapest, Hungary and Hong Kong.

      The Communications Group's capital commitments for fiscal years 1996 and 1995 were comprised of four primary categories: (i) subscriber equipment, (ii) working capital advances, (iii) expansion of existing facilities and (iv) new construction. Most of the Communications Group's Joint Ventures, once operational, require subscriber equipment and working capital infusions for a significant period of time until funds generated by operations are sufficient to cover operating expenses and capital expenditure requirements. In some cases, the Joint Venture and the Communications Group agree to expand the existing facilities to increase or enhance existing services. In those cases, where the Joint Venture cannot provide these funds from operations, the Communications Group provides the funds required to build out the project.

      The Communications Group's investments and advances to its Joint Ventures for the fiscal year 1995 and for the nine months ending September 30, 1996 are detailed below.

                                                       Nine Months
                                             1995         1996
                                     ------------------------------------
           Cable TV                         $  12.2      $  10.2
           Paging                               3.3          3.5
           Broadcast Radio                      1.3           .6
           Telephony                            1.9           --
           Wireless Local Loop                   --          5.4
           GSM                                   --          2.7
           Trunk Mobile Radio                    --          3.0
           Other                                2.5           --
                                     ------------------------------------
                                            $  21.2      $  25.4
                                     ====================================

      For the nine months ended September 30, 1996, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

      Until the Communications Group's consolidated and unconsolidated operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its Joint Ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's Joint Ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow, and the Communications Group will be able to attract its own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Company, and as a result, the Communications Group will continue to depend upon the Company for its financing needs for the foreseeable future.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, certain republics of the former Soviet Union and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects;

developing legal structures in Eastern Europe, certain republics of the former Soviet Union and other emerging markets which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and certain republics of the former Soviet Union; the loss of any significant customers; changes in business strategy or development plans, which may, among other things, prolong the time it takes to achieve the performance results included herein; the significant indebtedness of the Company, including the Company's ability to service its indebtedness and to comply with certain restrictive covenants; quality of management; availability of qualified personnel; changes in, or the failure to comply with government regulations; and other factors referenced in this report.

Part II Other Information


      Item 1. Legal Proceedings

            For a description of legal proceedings, reference is made to the company's annual report on Form 10-K for the fiscal year ending
      December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996 and the following:

      Fuqua Industries Inc. Shareholder Litigation

            Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorney's fees. On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. A hearing regarding the motion to dismiss was held on November 6, 1996. The decision relating to the motion is pending.

            On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles, Michael Shores v. Samuel Goldwyn Company, et al., BC 150360. In the complaint, plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to Goldwyn Stockholders by agreeing to sell Goldwyn to MMG at a premium, yet providing Mr. Goldwyn, the Goldwyn Family Trust and Mr. Gottlieb with benefits, and sought to enjoin consummation of the Goldwyn Merger. The Company intends to vigorously defend such action.

Item 4. Submission of Matters to a Vote of Security Holders

      An annual meeting of Stockholders of the Company was held on August 29, 1996 for the purpose of enabling the stockholders to consider and vote on the following matters: (i) to amend MMG's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 400,000,000; (ii) to elect three Class I Directors for a three-year term ending in 1999; (iii) to approve the Metromedia International Group, Inc. 1996 Incentive Stock Plan; and (iv) to ratify the selection of KPMG Peat Marwick LLP as MMG's independent accountants for the year ending December 31, 1996.

      At such meeting, a majority of the Company's stockholders voted to approve
(i) the amendment to MMG's Restated Certificate of Incorporation, (ii) the election of three Class I directors for a three year term, (iii) the MMG Incentive Stock Option Plan; and (iv) the selection of KPMG Peat Marwick LLP as MIG's independent accountants for the year ending December 31, 1996.

The following is a summary of the voting results with respect to each of the proposals

                PROPOSAL               FOR          AGAINST       ABSTAIN
                --------               ---          -------       -------

      1.  Amendment to              50,244,179     5,003,868     186,181
           Restated Certificate
           of Incorporation

      2.  Election of Class I  Directors
            Name
            ----
                                      FOR           WITHHELD
                                      ---           --------
          John W. Kluge             54,334,758     1,264,298
          Stuart Subotnick          54,342,054     1,271,594
          John Imlay                54,750,077       856,275

                                      FOR          AGAINST       ABSTAIN
                                      ---          -------       -------
      3.  Approval of               35,635,768     8,185,996     245,100
           1996 Incentive
           Stock  Plan

      4.  Ratification of           52,648,756        77,194     151,475
           Election of Auditors

      No other matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the third quarter of the fiscal year ended December 31, 1996.

Item 6. Exhibits and Reports on Form 10-K

(a) Exhibit 3.3 Amendment to Company's Restate Certificate of Incorporation dated August 29, 1996 (incorporated by reference to Appendix A to the Company's 1996 Annual Proxy Statement)

      Exhibit 11* Computation of EPS


      Exhibit 27* Financial Data Schedule


(b)   Reports on Form 8-K


            The Company's current report on Form 8-K dated July 2, 1996, reporting the acquisitions of The Samuel Goldwyn Company and Motion Picture Corporation of America and the consummation of a public offering of 18,400,000 shares of Commons Stock and the closing of an amended and restated $300 million revolving credit facility by Orion Pictures Corporation.

      *Filed herewith

                                    Signature

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Metromedia International Group, Inc.





                                        By: /s/ Silvia Kessel
                                            -----------------
                                        Name:  Silvia Kessel

                                        Title: Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer


Dated: November 14, 1996