Form 10-K405
period 1996-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1997-03-31
CIK 39547

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from _____________ to _____________

                          Commission File Number 1-5706

                                   ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.
             (Exact name of registrant, as specified in its charter)

         DELAWARE                                               58-0971455
(State or other jurisdiction                                 (I.R.S. Employer
     of incorporation or                                    Identification No.)
       organization)

          One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137
             (Address and zip code of principal executive offices)
                                 (201) 531-8000
              (Registrant's telephone number, including area code)

                                   ----------

             Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                   Name of each exchange
                                                      on which registered

Common Stock, $1.00 par value                         American Stock Exchange
                                                      Pacific Stock Exchange
9 1/2% Subordinated Debentures, due August 1, 1998 New York Stock Exchange 10% Subordinated Debentures, due October 1, 1999 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at February 28, 1997 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $507,383,400.

     The number of shares of Common Stock outstanding as of February 28, 1997 was 66,157,971.

                       Documents Incorporated by Reference

    Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

     PART I

Item 1. Business

Metromedia International Group, Inc.

Metromedia International Group, Inc. ("MMG" or "the Company") is a global communications, entertainment and media company engaged in two strategic businesses: (i) the development and operation of communications businesses, including wireless cable television, AM/FM radio, paging, cellular telecommunications, international toll calling and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union, the People's Republic of China (the "PRC") and other selected emerging markets, through its Communications Group ( the "Communications Group") and (ii) the production and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment and the exploitation of its library of over 2,200 feature film and television titles, through its Entertainment Group (the "Entertainment Group"). Each of these businesses currently operates on a stand alone basis, pursuing distinct business plans designed to capitalize on the growth opportunities within their individual industries. As these industries continue to converge worldwide, the Company expects to be able to capitalize on synergies resulting from its position as a diversified company with significant operations in communications, entertainment and media services.

During 1996, the Company experienced significant development in both its Communications and Entertainment Groups. For example, aggregate subscribers of the Communications Group's joint ventures various services at the end of the 1996 fiscal year was approximately 120,596, representing a growth of approximately 130% over the 1995 year end total of approximately 52,360 subscribers. The Communications Group's financial results for December 31 include the Group's joint ventures for the 12 months ending September 30th. In addition, during 1996, the Entertainment Group increased its feature film production, acquisition and distribution as it released 13 feature films and announced plans to release approximately 17 feature films in 1997.

In addition to its Communications and Entertainment Groups, the Company also owns two nonstrategic businesses: Snapper, Inc. ("Snapper"), a wholly-owned subsidiary of the Company, and its investment in RDM Sports Group, Inc. (formerly known as Roadmaster Industries, Inc.) ("RDM"), each of which the Company owned prior to the November 1, 1995 Merger (as defined below) and the subsequent shift in its business focus to a global communications, entertainment and media company. Snapper manufactures Snapper(R) brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. RDM, which is listed on the New York Stock Exchange, is a leading sporting goods manufacturer of which the Company owns approximately 19.2 million shares, approximately 39%, of the outstanding shares.

Following the consummation of the November 1 Merger (as defined below), the Company publicly announced that it was actively exploring a sale of both Snapper and its investment in RDM, and as a result, for accounting purposes, both assets were classified as assets held for sale and the results of operations for both assets were not consolidated with the Company's consolidated results of operations for the period from November 1, 1995 through October 31, 1996. The Company has decided not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long-term value. As of November 1, 1996, the Company has included Snapper's operating results in the consolidated results of operations of the Company for the two-month period ended December 31, 1996. (see "Business-Snapper"). The Company continues to pursue opportunities for a sale of its investment in RDM. In addition, the Company, consistent with its fiduciary duty to stockholders, evaluates opportunities as they arise to maximize stockholder value by disposing of other assets.

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the mergers of Orion Pictures Corporation ("Orion") and Metromedia International Telecommunications, Inc. ("MITI") with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated ("Sterling") with and into the Company (collectively, the "November 1 Merger"), the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

Description of Business Groups

In addition to the other information contained in this Form 10-K, the following factors should be considered carefully in evaluating the Company and its business. Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" on page 55 for relating to such statements.

For a complete description of the consolidated financial statements of the Company, see Part IV.

The Communications Group

The Communications Group was founded in 1990 to take advantage of the growing demand for modern communications services in Eastern Europe and the republics of the former Soviet Union and in other selected emerging markets and launched its first operating system in 1992. The Communications Group's markets generally have large populations, with high density and strong economic potential, but lack reliable and efficient communications services. At December 31, 1996, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 29 operational systems, consisting of 9 wireless cable television systems, 6 AM/FM radio stations, 9 paging systems, 1 international toll calling service and 4 trunked mobile radio systems. In addition, the Communications Group has interests in and participates with partners in the management of joint ventures (the "Joint Ventures") that, as of December 31, 1996, had 6 pre-operational systems consisting of 1 wireless cable television system, 1 paging system, 2 cellular telecommunication systems, 1 trunked mobile radio system and 1 company providing sales, financing and service for wireless local loop equipment, each of which the Company believes will be operational during 1997. The Communications Group generally owns approximately 50% of the Joint Ventures in which it invests. The Company's objective is to establish the Communications Group as a major multiple-market provider of modern communications services in Eastern Europe, the republics of the former Soviet Union, the PRC and other selected emerging markets.

The Company's Communications Group's Joint Ventures experienced significant growth in 1996. Total subscribers for the Communications Group's Joint Ventures at the end of the 1996 fiscal year was 120,596 compared with 52,360 at year end 1995, which represents an increase of approximately 130%. The Communications Group's financial results for December 31 include the Group's Joint Ventures for the 12 months ending September 30th.

The following chart summarizes operating statistics by service type of both the licensed but pre-operational and operational systems constructed by the Communications Group's Joint Ventures:

                                                                       Target
                                                                     Population/
                               Pre-Operational      Markets         Households (MM)        Aggregate
       Communications            Markets at      Operational at           at             Subscribers at
          Service               December 31,      December 31,      December 31,(1)       December 31,
                                    1996          1996    1995      1996      1995      1996       1995

Wireless Cable Television(2)          1            9       7         9.5       7.2      69,118    37,900
AM/FM Radio                           -            6       5        23.8      22.2        n/a       n/a
Paging(3)                             1(4)         9       6        89.5      73.3      44,836    14,460
Cellular Telecommunications           2(5)         -       -         8.2       -          n/a       n/a
International Toll Calling(6)         -            1       1         5.5       5.5        n/a       n/a

Trunked Mobile Radio(7)               1(8)         4(8)    -        36.2       -         6,642       -
Wireless Local Loop(9)                1            -       -        72.6(10)   -          n/a       n/a

(1) Target population is provided for paging, telephony and trunked mobile radio systems and target households is provided for wireless cable television systems and radio stations.

(2) After December 31, 1996, one of the Communications Group's Joint Ventures acquired a wired network adding approximately 37,000 subscribers.

(3) Target population for the Communications Group's paging joint ventures included the total population in the jurisdictions where such joint ventures are licensed to provide services. In many markets, however, the Communications Group's paging system currently only covers the capital city and is expanding into additional cities.

(4) Since December 31, 1996, the Communications Group has commenced a paging operation in Vienna, Austria, which was licensed to provide paging services nationwide.

(5) The Communications Group owns 23.6% of Baltcom GSM which subsequent to December 31, 1996 completed construction and launched commercial service of a national cellular telecommunications system in Latvia. The Communications Group also owns 34.3% of a joint venture that holds a license and has recently begun construction of a nationwide cellular telecommunications system in Georgia.

(6) Provides international toll calling services between Georgia and the rest of the world and is the only Intelstat-designated representative in Georgia to provide such services.

(7) Target population for the Communications Group's trunked mobile radio systems includes total population in the jurisdictions where such joint ventures are licensed to provide services. In many markets, the Communications Group's systems are only operational in major cities.

(8) Since December 31, 1996, the Communications Group has commenced trunked mobile radio services in Almaty and Atyrau, Kazakstan.

(9) The Communications Group owns a 60% interest in a pre-operational joint venture in China that provides telecommunications equipment, financing, network planning, installation and maintenance services.

(10) Indicates population of the Hebei and Tianjin provinces in China in which the Communications Group's joint venture has tested it equipment.

Licenses

The Communications Group's operations are subject to governmental regulation in its markets and its operations require certain governmental approvals. There can be no assurance that the Communications Group will obtain necessary approvals to operate additional wireless cable television, wireless telephony or paging systems or radio broadcast stations in any of the markets in which it is seeking to establish its businesses.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. Two of the licenses held by the Communications Group have recently expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for renewals and expects new licenses to be issued. Five other licenses held or used by the Communications Group will expire during 1997. While there can be no assurance on this matter, based on past experience, the Communications Group expects that all of these licenses will be renewed. For most of the licenses held or used by the Communications Group, no statutory or regulatory presumption exists for renewal by the current license holder, and there can be no assurance that such licenses will be renewed upon the expiration of their current terms. The Communications Group's partners in these ventures have not advised the Communications Group of any reason such licenses would not be renewed. The failure of such licenses to be renewed may have a material adverse effect on the Communications Group. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

In addition to its existing projects and licenses, the Communications Group continues to explore a number of investment opportunities in wireless telephony systems in certain markets in Eastern Europe, including Romania, the republics of the former Soviet Union, including Kazakstan, the PRC and other selected emerging markets, and has installed test systems in certain of these selected markets. The Communications Group acquired or obtained access to the right to offer its services under a total of 16 new licenses to provide its various services in 1996 in both new and existing markets.

In February 1997, the Communications Group, through Metromedia Asia Corporation ("MAC"), acquired Asian America Telecommunications Corporation ("AAT"), a company which owns interests in and participates in the management of two separate joint ventures in the PRC, and which has entered into agreements with China United Telecommunications Corporation ("China Unicom") to (i) construct and develop a local telephone network for up to 1,000,000 lines in the Sichuan province in which the Communications Group will utilize fixed wireless local loop technology and (ii) construct and develop a wireless GSM system for up to 50,000 subscribers in the City of Ningbo. As a result of the consummation of the acquisition of AAT, the Communications Group owns 57% of MAC.

Strategies

The Communications Group intends to expand its subscriber and customer bases, as well as its revenues and cash flows, by (i) completing the build-out of existing license areas; (ii) utilizing low cost wireless technology; (iii) growing the subscriber base in existing license areas; (iv) pursuing additional licenses in existing markets; and (v) obtaining new licenses.

The use of wireless technologies has allowed and will continue to allow the Communications Group to build-out its existing and future license areas more rapidly and at a lower cost than the construction of comparable wired networks. Many of the cities where the Communications Group has wireless licenses significantly limit wireline construction above and/or underground.

Since its formation in 1990, the Communications Group has been investing in joint ventures to obtain communications licenses in emerging markets. Since the consummation of the Company's offering of 18.4 million shares of common stock in July 1996, the Company has accelerated the construction and marketing of its communications systems. In 1996, the Company expanded the build-out of its paging operations in Uzbekistan by adding several cities as part of its long-term plan to provide nationwide paging service.

The Communications Group believes it will continue to add subscribers by (i) targeting each demographic group in its markets with customized communications services; (ii) cross-marketing and bundling communications services to existing customers; (iii) providing technologically-advanced services and a high level of services to its customers; (iv) providing new and targeted programming on its radio stations to increase its advertising revenue and (v) opportunistically acquiring additional existing systems in its service areas and in other strategic areas to increase its subscriber base.

The Communications Group is pursuing opportunities to provide additional communications services in regions in which it currently operates. Recently, for example, the Communications Group launched commercial service of GSM telecommunications in Latvia where it already provides wireless cable television, paging and radio broadcasting services. This strategy enables the Communications Group to leverage its existing infrastructure and to capitalize on marketing opportunities by bundling its services. The Communications Group believes that it has several competitive advantages that will enable it to obtain licenses in these markets, including: (i) established relationships with local strategic partners and local governments; (ii) a proven track record of handling and operating systems and (iii) a fundamental understanding of the regions' political, economic and cultural issues.

The Communications Group is actively pursuing investments in joint ventures to obtain new licenses for wireless communications services in markets in which it presently does not have any licenses. The Communications Group is targeting emerging markets with strong economic potential, but which lack adequate communications services. In evaluating whether to enter a new market, the Communications Group assesses, among other factors, (i) the potential demand for the Communications Group's services and the availability of competitive services; (ii) the strength of local partners; and (iii) the political, social and economic environment. The Communications Group has identified several attractive opportunities in Eastern Europe and the Pacific Rim. Recently, for example, the Communications Group began to provide paging services in Austria, radio broadcasting in Prague, Czech Republic. In February 1997, the Communications Group, through MAC acquired AAT, which owns interests in and participates in the management of joint ventures which have agreements to provide wireless telephone equipment and services in certain provinces of the PRC. The Communications Group owns 57% of MAC.

The Communications Group has experienced significant growth since its inception and continues to pursue additional investments in a variety of Communications Businesses in both existing and additional markets. The Group's growth strategy requires the Company to expend significant capital to enable the Communications Group to continue to develop its existing operations and to invest in additional ventures. There can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

Wireless Cable Television

General. The Communications Group commenced offering wireless cable television services in 1992 with the launch by two of its Joint Ventures of Kosmos TV in Moscow, Russia ("Kosmos") and Baltcom TV in Riga, Latvia ("Baltcom"). The Communications Group currently has interests in joint ventures which offer wireless cable television services in 10 markets in Eastern Europe and the republics of the former Soviet Union with approximately 69,118 subscribers at December 31, 1996, an increase of approximately 82% from December 31, 1995. In addition, the Communications Group has an interest in a joint venture which is licensed to provide wireless cable television service and is building a system in St. Petersburg, Russia and in January 1997, one of the Communications Group's joint ventures acquired an existing wired network system in Romania, adding a total of approximately 37,000 connected subscribers. The Communications Group believes that there is a growing demand for multi-channel television services in each of the markets where its Joint Ventures are operating, which is driven by several factors including: (i) the lack of quality television and alternative entertainment options in these markets; (ii) the growing demand for Western-type entertainment programming; and (iii) the increase in disposable income in these markets which is raising the demand for entertainment services.

Technology

Each of the Communications Group's wireless television joint ventures utilizes microwave multipoint distribution system ("MMDS") technology. The Communications Group believes that MMDS is the most attractive technology to utilize for multi-channel television services in these markets because (i) the initial construction costs of an MMDS system generally are lower than wireline cable or direct-to-home ("DTH") satellite transmission; (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably sized service area; (iii) the obstacles to obtaining the required permits and rights-of-way to construct wired networks in the Communications Group's markets are substantial; (iv) the high communications tower typically utilized by the MMDS network combined with the high density of multi-family dwelling units in these markets gives the MMDS networks very high line of sight ("LOS") penetration; and (v) the wide bandwidth of the spectrum typically licensed by each of the Communications Group's Joint Ventures gives each system the ability to broadcast a wide variety of attractive international and localized programming.

In each system operated by the Communications Group's Joint Ventures, encrypted multichannel signals are broadcast in all directions from a transmission tower which, in the case of such joint ventures systems, is typically the highest structure in the city and, as a result, has very high LOS penetration. Specialized compact receiving antenna systems, installed by the Communications Group on building rooftops as part of the system, receive the multiple channel signals transmitted by the transmission tower antennae and convert and route the signals to a set-top converter and a television receiver via a coaxial cabling system within the building. In each city where the Communications Group provides or expects to provide service, a substantial percentage of the population lives in large, multi-dwelling apartment buildings. This infrastructure significantly reduces installation costs and eases penetration of wireless cable television services into a city, because a single MMDS receiving location can bring service to numerous apartment buildings housing a large number of people. In order to take advantage of such benefits, in many areas the Communications Group is internally wiring buildings so that it can serve all of the apartment dwellers in such buildings through one microwave receiving location. The set-top converter descrambles the signal and is also used as a channel selector to augment televisions having a limited number of channels. The Communications Group generally utilizes the same equipment across its wireless cable television systems which enables it to realize purchasing efficiencies in the build-out of its networks.

In two cities in which the Communications Group's Joint Ventures operate wireless cable television systems, Bucharest, Romania and Chisinau, Moldova, where local cable television companies have been able to construct large wired networks, its Joint Ventures have also purchased wired networks and are in the process of integrating the wired operations with their wireless systems. The Communications Group believes that in these markets, the integration of these wired networks into its Communications Group's wireless operations will enable the Communications Group to build its subscriber base while delivering high quality, premium services to existing subscribers.

Programming. The Communications Group believes that programming is a critical component in building successful wireless cable television systems. The Communications Group currently offers a wide variety of programming including English, French, German and Russian programming, some of which is dubbed or subtitled into the local language. In order to maximize penetration and revenues per subscriber, the cable television joint ventures generally offer multiple tiers of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. Generally, the lifeline service provides programming of local off-air channels and an additional two to four channels with a varied mixture of European or American sports, music, international news and general entertainment. The basic and premium services generally include the channels which make up the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies.

In most of its markets, the Communications Group offers subscribers different tiers of programming , with a variety of channels. The content of each programming tier varies from market to market, but generally include channels such as MTV, Eurosport, NBC Super Channel, Bloomberg TV, Cartoon Network/TNT, BBC World, CNN, SKY News/Discovery Channel and the Adult Channel. Each tier also offers localized programming.

In one of its markets, the Communications Group offers "pay-per-view" movies and plans to add similar services to its program lineups in certain of its other markets. The subscriber pays for "pay-per-view" services in advance, and the intelligent decoders that the Communications Group uses automatically deduct the purchase of a particular service from the amount paid in advance. In addition, one of the Communications Group's Joint Ventures has created a movie channel, "TV21", consisting of U.S. and European films dubbed into Russian language and distributes this channel (dubbed in different languages) to most of the Communications Group's other wireless cable television ventures. Centralized dubbing and distribution of this movie channel has enabled the Communications Group to avoid the cost of separately providing a similar movie channel in its other markets.

The Communications Group has been able to capitalize on synergies with the Entertainment Group by establishing the Metromedia Entertainment Network ("MEN") programming package which it licenses to cable television companies in Romania. MEN contains a number of subtitled channels with the main attraction being the "Orion Film Channel," a channel containing movies primarily distributed by the Entertainment Group. The Communications Group is currently exploring the roll-out of MEN in certain other markets.

Marketing. While each wireless cable television joint venture initially targets its wireless cable television services toward foreign national households, embassies, foreign commercial establishments and international and local hotels, each system offers multiple tiers, at least one of which is targeted toward, and within the economic reach of, a substantial and growing number of the local population in each market. The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price, to alternative entertainment products. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its MMDS service. Upon launching a particular service, the Communications Group uses a combination of event sponsorships, billboard, radio and broadcast television advertisements to increase awareness in the marketplace about its services.

Competition. Each of the Communications Group's wireless cable television systems competes with off-the-air broadcast television stations. In addition, in many markets there are several existing wireline cable television providers which are generally small, undercapitalized local companies that are providing limited programming to subscribers in limited service areas. In many of its wireless cable television markets, it competes with providers of DTH programming services, which offer subscribers programming directly from satellite transponders. The Communications Group believes that it has significant competitive advantages over DTH providers via lower cost and the ability to offer localized programming.

AM/FM Radio

General. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. It operates radio stations in Eastern Europe and the republics of the former Soviet Union and owns and operates, through joint ventures, stations in six markets.

The Communications Group's radio broadcasting operations generally seek to acquire underdeveloped "stick" properties (i.e., stations with insignificant ratings and little or no positive cash flow) at attractive valuations. The Communications Group then installs experienced radio management to improve performance through increased marketing and focused programming. Management utilizes its programming expertise to specifically tailor the programming of each station utilizing sophisticated research techniques to identify opportunities within each market and programs its stations to provide complete coverage of a demographic or format type. This strategy allows each station to deliver highly effective access to a target demographic and capture a higher percentage of the radio advertising audience share.

Programming. Programming in each of the Communications Group's AM and FM markets is designed to appeal to the particular interests of a specific demographic group in such markets. The Communications Group's radio programming formats generally consist of popular music from the United States, Western Europe, and the local region. News is delivered by local announcers in the language appropriate to the region, and announcements and commercials are locally produced. By developing a strong listener base comprised of a specific demographic group in each of its markets, the Communications Group believes it will be able to attract advertisers seeking to reach these listeners. The Communications Group believes that the technical programming and marketing expertise that it provides to its Joint Ventures enhances the performance of the Joint Ventures' radio stations.

Marketing. Radio station programming is generally targeted toward 25-to-55-year-old consumers, who are believed by management of the Communications Group to be the most affluent in the Group's radio markets. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This is intended to enable the commercial sales departments of each Joint Venture to present to advertisers the most desirable market for their products and services, thereby heightening the value of the station's commercial advertising time. Advertising on these stations is sold to local, national and international advertisers.

Competition. In each of the Communications Group's existing markets, there are either a number of stations in operation already or plans for competitive stations to be in service shortly. As additional stations are constructed and commence operations, the Communications Group expects to face significantly increased competition for listeners and advertising revenues from parties with programming, engineering and marketing expertise comparable to the Communications Group. Other media businesses, including broadcast television, cable television, newspapers, magazines and billboard advertising also compete with the Communications Group's radio stations for advertising revenues.

Paging

General. The Communications Group commenced offering radio paging services in 1994 with the launch of paging networks serving the countries of Romania and Estonia. Paging systems are useful in these markets as a means for one-way business/personal communications without the need for a recipient to access a telephone network, which in many of these markets is often overloaded or unavailable. At December 31, 1996, the Communications Group's paging joint ventures were licensed to offer paging services in markets containing approximately 89.5 million persons. The Communications Group's Joint Ventures generally provide service in the capital or major cities in these countries and are currently expanding the services of such operations to cover additional areas. At December 31, 1996, the Communications Group's Joint Ventures paging service operations had an aggregate of approximately 44,836 subscribers, from approximately 14,460 subscribers at December 31, 1995, an increase of approximately 210%.

The Communications Group offers several types of paging services. Substantially all of the Group's subscribers choose alphanumeric pagers, which emit a variety of tones and display as many as 63 characters. Subscribers may also purchase additional services, such as paging priority, group calls and other options. The Group provides a choice of pagers, which are typically purchased by the subscriber or leased for a small monthly fee. The Communications Group also provides 24-hour operator service with operators who are capable of taking and sending messages in several languages.

Technology

Paging is a one-way wireless messaging technology which uses an assigned frequency and a specific pager identifier to contact a paging customer within a geographic service area. Each customer who subscribes to a paging service is assigned a specific pager number. Transmitters broadcast the appropriate signal or message to the subscriber's pager, which has been preset to monitor a designated radio frequency. Each pager has a unique number identifier, or "cap code," which allows it to pick up only those messages sent to that pager. The pager signals the subscriber through an audible beeping signal or an inaudible vibration and displays the message on the subscriber's pager. Depending on the market, the joint ventures offer alphanumeric pagers which have Latin and/or Cyrillic (Slavic language) character display.

The effective signal coverage area of a paging transmitter typically encompasses a radius of between 15 and 20 miles from each transmitter site. Obstructions, whether natural, such as mountains, or man-made, such as large buildings, can interfere with the signal. Multiple transmitters are often used to cover large geographic areas, metropolitan areas containing tall buildings or areas with mountainous terrain.

Each of the Communications Group's paging joint ventures use either terrestrial radio frequency ("RF") control links that originate from one broadcast transmitter which is controlled by a local paging terminal and broadcast to each of the transmitters or to a satellite uplink controlled by the paging terminal, which transmits to a satellite and downlinks to a receiving dish adjacent to each of the transmitters. Once a message is received by each transmitter in a simulcast market, they in turn broadcast the paging information using the paging broadcast frequency. The RF control link frequency is different from the paging broadcast frequency. For non-contiguous regional coverage, either telephone lines or microwave communication links are also used in lieu of an RF control link or satellite link.

Marketing. Paging services are targeted toward people who spend a significant amount of time outside of their offices, have a need for mobility or are business people without ready access to telephones. The Communications Group targets its paging services primarily to local businesses, the local police, the military, and expatriates. Paging provides an affordable way for local businesses to communicate with employees in the field. Subscribers are charged a monthly fee which entitles the subscriber to receive an unlimited number of pages per month.

Competition. In some of the Communications Group's paging markets, the Communications Group has experienced and expects to continue to experience competition from existing small, local, paging operators who have limited areas of coverage, and, in a few cases, from paging operators established by Western European and United States investors with substantial experience in paging. The Communications Group believes it competes effectively against these companies with its high quality, reliable, 24-hour service. The Communications Group does not have or expect to have exclusive franchises with respect to its paging operations and may therefore face more significant competition in its markets in the future from highly capitalized entities seeking to provide similar services.

Cellular Telecommunications

Overview. The Communications Group owns a 23.6% interest in Baltcom GSM, which has recently completed construction and launched commercial service of a national cellular telephone system in Latvia. The Communications Group also owns a 34.3% interest in Magticom, a joint venture that holds a license for and has recently begun construction on a national cellular telephone system in the country of Georgia. The Communications Group is partnered in these ventures with Western Wireless, a leading U.S. cellular provider. The Communications Group believes that there is a large demand for cellular telephone service in each of Latvia and Georgia due to the limited supply and poor quality of wireline telephone service in these markets, as well as the rapidly growing demand for the mobility offered by cellular telephone service. Landline telephone penetration is approximately 25% in Latvia and 9% in Georgia. The demand for reliable and mobile telephone service is increasing rapidly and the pace is expected to continue as commerce in these regions continues to experience rapid growth.

In addition, through AAT, the Communications Group has entered into a joint venture agreement with Ningbo United Telecommunications Investment Co., Ltd. to
(i) finance and assist China Unicom, in the construction of an advanced GSM cellular telephone network; and (ii) provide consulting and management support services to China Unicom in its operation of such network within the City of Ningbo, PRC. This project will have a capacity of up to 50,000 subscribers. Construction of the project has recently been completed and the joint venture has begun to market the network to subscribers. This Communications Group's joint venture is entitled to 73% of the distributed cash flow, as defined in the joint venture agreement, from the network for a 15-year period.

Technology. The Communications Group's cellular telephone network in Latvia has been constructed and the telephone network in Georgia is being constructed using GSM technology. GSM is the standard for cellular service throughout Western Europe, which will allow the Communications Group's customers to "roam" throughout the region. GSM's mobility is a significant competitive advantage compared to competing Advanced Mobile Phone System ("AMPS") services which cannot offer roaming service in most neighboring countries in Europe or Nordic Mobile Telephone ("NMT") services which are based on what the Communications Group believes is an older and less reliable technology.

Marketing. The Communications Group targets its cellular telephony services toward individuals, corporations and other organizations with a need for mobility, ready access to a high quality voice transmission service and the ability to conduct business outside of the workplace or home. The Communications Group sells cellular phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of cellular telephony as a desirable alternative to fixed land-based telephony systems. The Communications Group intends to market its cellular telephony service to customers of its existing wireless cable television and paging services in both Latvia and Georgia. The Group believes that this database of names will be useful in marketing its cellular telephony services, as these are customers who already have exhibited an interest in modern communications services. In addition, these joint ventures intended to market these services by providing a comprehensive set of packages with different service features which permit the subscriber to choose the package that most closely fits his or her needs.

Competition. Baltcom GSM's primary competitor in Latvia is Latvia Mobile Telecom ("LMT"), which is partly owned by a state-owned enterprise. LMT commenced service in 1995 and currently has approximately 20,000 subscribers. LMT operates a second system using the older, less efficient NMT technology that the Communications Group believes will pose less of a competitive threat than LMT's GSM system. The Communications Group believes that its primary competitors in Georgia will be Geocell, a Georgian-Turkish joint venture that recently launched commercial service using a GSM system, as well as an existing smaller provider of cellular telephony service which uses the AMPs technology in its network.

The Communications Group also faces competition from the primary provider of telephony services in each of its markets, which are the national PTTs. However, given the low telephone penetration rates in these markets and the underdeveloped landline telephone system infrastructure, the Communications Group believes that cellular telephony provides an attractive alternative to customers who need fast, reliable and quality telephone service.

International Toll Calling

General. The Communications Group owns approximately 30% of Telecom Georgia. Telecom Georgia handles all international calls inbound to and outbound from the Republic of Georgia to the rest of the world. Telecom Georgia has made interconnect arrangements with several international long distance carriers such as Sprint and Telespazio of Italy. For every international call made to the Republic of Georgia, a payment will be due to Telecom Georgia by the interconnect carrier and for every call made from the Republic of Georgia to another country, Telecom Georgia will bill its subscribers and pay a destination fee to the interconnect carrier.

Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased dramatically as Telecom Georgia has expanded the number of available international telephone lines. Incoming call traffic increased from approximately 200,000 minutes per month in 1993 to the current rate of 1,000,000 minutes per month, and outgoing call traffic increased from approximately 100,000 minutes per month in 1993 to the current rate of 230,000 minutes. Telecom Georgia has instituted several marketing programs in order to maintain this growth.

Competition. The Communications Group does not currently face any competition in the international long distance business in Georgia as Telcom Georgia is the only entity licensed to handle all international call traffic in and out of Georgia.

Trunked Mobile Radio

General. The Communications Group currently owns interests in joint ventures which operate 4 trunked mobile radio services in Europe and certain republics of the former Soviet Union. The Group's joint ventures serviced an aggregate of approximately 6,642 subscribers at December 31, 1996. In March 1997, the Communications Group launched trunked mobile radio services in Kazakstan. Trunked mobile radio systems provide mobile voice communications among members of user groups and interconnection to the public switched telephone network and are commonly used by construction teams, security services, taxi companies, service organizations and other groups with a need for significant internal communications. Trunked mobile radio allows such users to communicate with members of a closed user group without incurring the expense or delay of the public switched telephone network, and also provides the ability to provide dispatch services (i.e. one sender communicating to a large number of users on the same network). In many cases, the Communications Group's trunked mobile radio systems are also connected to the public switched telephone network, thus providing some or all of the users the flexibility of communicating outside the closed user group. In many niche markets, trunked mobile radio has significant advantages over cellular telephony or the public switch telephone network.

Competition. The Communications Group faces competition from other trunked mobile radio service providers and from private networks in all of the markets in which it operates. Trunked mobile radio also faces competition from cellular providers, especially for users who need access to the public switched telephone network for most of their needs, pagers for users who need only one-way communication and private branch exchanges (PBXs), where users do not need mobile communications.

Development Opportunities

Wireless Telephony. The Communications Group is currently exploring a number of investment opportunities in wireless local loop telephony systems in certain countries in Eastern Europe, the republics of the former Soviet Union, the PRC and other selected emerging markets, and has installed test systems in certain of these markets. The Communications Group believes that the wireless local loop telephony it is using is a time and cost effective means of improving the communications infrastructure in such markets. The current telephone systems in these markets are antiquated and overloaded, and consumers in these markets typically must wait several years to obtain telephone service.

The fixed wireless local loop telephony the Communications Group is using offers the current telephone service provider a rapid and cost effective method to expand its service base. The wireless local loop telephony system it is using can provide telephone access to a large number of apartment dwellers through a single microwave transceiver installed on their building. This microwave transceiver sends signals to and from a receiver located adjacent to a central office of the public switched telephone network where the signal is routed from or into such network. This system eliminates the need to build fixed wireline infrastructure between the central office and the subscriber's building, thus reducing the time and expense involved in expanding telephone service to customers.

The Communications Group through AAT, has entered into a joint venture agreement with China Huaneng Technology Development Corporation, to (i) assist China Unicom in the development and construction of advanced telecommunications systems in Sichuan Province, PRC; (ii) provide financing to China Unicom in Sichuan Provice and (iii) provide telephone consulting services to China Unicom within Sichuan Province. With a population of over 100 million and a telephone density rate estimated at less than 2% the Sichuan Province project provides a large potential market for AAT's products and services. The project involves a 20-year period of cooperation between the Communications Group's Joint Venture and China Unicom for the development of a local telephone network in Sichuan Province with an initial capacity of 50,000 lines, and a projected growth of up to 1,000,000 lines within the next five years. The Communications Group expects that the fixed wireless local loop technology it is using will be used in the project. For its services, the Communications Group's Joint Venture is entitled to 78% of the distributable cash flow from the network for a 20-year period for each phase of the network developed.

While the existing wireline telephone systems in Eastern Europe and the former Soviet Republics are often antiquated, the fact that these systems are already well-established and operated by governmental authorities means that they are a source of competition for the Communications Group's proposed wireless telephony operations. In addition, one-way paging service may be a competitive alternative which is adequate for those who do not need a two-way service, or it may be a service that reduces wireless telephony usage among wireless telephony subscribers. The Communications Group does not have or expect to have exclusive franchises with respect to its wireless telephony operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to or competitive with those of the Communications Group in its markets.

In certain markets, cellular telephone operators exist and represent a competitive alternative to the Communications Group's proposed wireless local loop telephony systems. A cellular telephone can be operated in the same manner as a wireless loop telephone in that either type of service can simulate the conventional telephone service by providing local and international calling from a fixed position in its service area. However, while cellular telephony enables a subscriber to move from one place in a city to another while using the service, wireless local loop telephony is intended to provide fixed telephone services which can be deployed as rapidly as cellular telephony but at a lower cost. This lower cost makes wireless local loop telephony a more attractive telephony alternative to a large portion of the populations in the Communications Group's markets that do not require mobile communications. In addition, because the wireless local loop technology the Communications Group is using operates at 64 kilobits per second, it can be used for high speed facsimile and data transmission in the same manner as a wired telephone system.

The following table summarizes the Communications Group's Joint Ventures at December 31, 1996, as well as the amounts contributed, amounts loaned and total amounts invested in such joint ventures at December 31, 1996.

       COMMUNICATIONS GROUP JOINT VENTURES OWNERSHIP AT DECEMBER 31, 1996

VENTURE(1)                                          MITI       AMOUNT         AMOUNT         TOTAL
                                                  OWNERSHIP  CONTRIBUTED      LOANED       INVESTMENT
                                                   AMOUNT                                     (12)
          Cable
Kosmos TV (Moscow, Russia)                           50%      $1,092,896     $8,958,521    $10,051,417
Baltcom TV (Riga, Latvia)                            50%         819,000     11,201,353     12,020,353
Ayety TV (Tbilisi, Georgia)                          49%         779,000      6,115,658      6,894,658
Romsat Cable TV (Bucharest, Romania)                 99%         681,930      1,680,263      2,362,193
Sun TV (Chisinau, Moldova)                           50%         400,000      3,581,459      3,981,459
Alma TV (Almaty, Kazakstan)                          50%         222,000      3,146,766      3,368,766
Cosmos TV (Minsk, Belarus)                           50%         400,000      1,580,504      1,980,504
Viginta (Vilnius, Lithuania)                         55%         433,781      1,029,316      1,463,097
Kamalak TV (Tashkent, Uzbekistan)                    50%         754,156      5,489,224      6,243,380

          Paging
Baltcom Estonia (Estonia)                            39%         396,150      3,895,192      4,291,342
CNM (Romania)                                        54%         490,000      3,709,443      4,199,443
Kamalak Paging (Tashkent, Samarkand, Bukhara         50%
and Andijan, Uzbekistan)(2)
Paging One (Tbilisi, Georgia)                        45%         250,000        801,000      1,051,000
Paging Ajara (Ajara, Georgia)                        35%          43,200        212,339        255,539
Raduga Poisk (Nizhni Novgorod, Russia)               45%         330,000         77,534        407,534
Alma Page (Almaty and Ust-Kamenogorsk,               50%
Kazakstan)(3)
Baltcom Plus (Latvia)                                50%         250,000      2,576,988      2,826,988
Pt-Page (St. Petersburg, Russia)                     40%       1,057,762              0      1,057,762

          Radio
Radio Juventus (Budapest, Siofok and Khebegy,       100%       8,106,890        274,147      8,381,037
Hungary)
SAC (Moscow, Russia)                                 83%         630,593      2,892,258      3,522,851
Radio Katusha (St. Petersburg, Russia)               50%         132,528        768,663        901,191
Radio Nika (Socci, Russia)                           51%         223,497        119,867        343,364
Radio Skonto (Riga, Latvia)                          55%         302,369        227,358        529,727
Radio One (Prague, Czech Republic)                   80%         283,293              0        283,293

   International Toll Calling
Telecom Georgia (Georgia)                            30%       2,553,600              0      2,553,600

     Trunk Mobile Radio (4)
Belgium Trunking (Brussels and Flanders,             24%
Belgium)
Radiomovel Telecomunicacoes (Portugal)               14%
Teletrunk Spain (Madrid, Valencia, Aragon and      6-16%(5)
Catalonia, Spain)
National Business Communications (Bucharest,         58%          30,097        215,000        245,097
Cluj, Brasov, Constanta and Timisoira, Romania)(6)

         Pre-Operational
Teleplus (St. Petersburg, Russia)(Cable)(7)          45%         553,705              0        553,705
Paging One Services (Austria)(Paging)(8)            100%       1,007,434      1,048,004      2,055,438
Spectrum (Kazakstan)(Trunk Mobile)(9)                31%          36,050              0         36,050
Baltcom GSM (Latvia)(Cellular)(10)                   24%       7,883,112              0      7,883,112
Magticom (Georgia)(Cellular)(11)                     34%       2,450,000              0      2,450,000
Metromedia-Jinfeng (Wireless Local Loop)(13)         60%       3,018,762              0      3,018,762

(1) The parenthetical notes the area of operations for the operational joint ventures and the area for which the joint venture is licensed for the pre-operational joint ventures.

(2) The Communications Group's cable and paging services in Uzbekistan are provided by the same company, Kamalak TV. All amounts contributed and loaned to Kamalak TV are listed under that joint venture's entry for cable.

(3) The Company's cable and paging services in Kazakstan are provided by or through the same company, Alma TV. All amounts contributed and loaned to Alma TV are listed under that joint venture's entry for cable.

(4) Most of the Company's ownership of the trunk mobile radio ventures is through Protocall Ventures, Ltd., a United Kingdom company in which the Communications Group has 56% ownership. The Communications Group's interest in Protocall Ventures, Ltd. was purchased for $2,500,000. As of 12/31/96, the Communications Group had provided Protocall Ventures, Ltd. $2,384,742 in credit to fund its operations. This chart does not separately list amounts contributed or loaned to the trunked mobile radio joint ventures by Protocall Ventures, Ltd.

(5) The Communications Group's trunk mobile radio operations in Spain are provided through 4 joint ventures of Protocall Ventures, Ltd. The Company's ownership of these joint ventures ranges from 6-16%.

(6) Amounts contributed and loaned are amounts contributed and loaned to National Business Communications directly by the Communications Group.

(7)   Teleplus was created in November 1996.

(8) Paging One Services launched commercial paging service in Vienna, Austria in February 1997.

(9) Spectrum launched commercial trunk mobile radio service in Almaty and Atyrau, Kazakstan in March 1997.

(10)  Baltcom GSM launched commercial GSM cellular service in Latvia in March
      1997.

(11) The Communications Group's interest in Magticom was registered in October 1996.

(12)  The total investment does not include any incurred losses.

(13) Metromedia-Jinfeng is a pre-operational joint venture that plans to provide telecommunications equipment, financing, network planning, installation and maintenance services to telecommunications operations in China.

After deciding to obtain an interest in a particular communications business, the Communications Group generally enters into discussions with the appropriate ministry of communications or local parties which have interests in communications properties in a particular market. If the negotiations are successful, a joint venture agreement is entered into and is registered, and the right to use frequency licenses is contributed to the joint venture by the Communications Group's local partner or is allocated by the appropriate governmental authority to the joint venture. In some cases, the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service.

Generally, the Communications Group owns approximately 50% of the equity in a joint venture with the balance of such equity being owned by a local entity, many times a government-owned enterprise. Each joint venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. The operating objectives, business plans, and capital expenditures of a joint venture are approved by the joint venture's board of directors, or in certain cases, by its shareholders. In most cases, an equal number of directors or managers of the joint venture are selected by the Communications Group and its local partner. In other cases, a differing number of directors or managers of the joint venture may be selected by the Communications Group on the basis of the percentage ownership interest of the Communications Group in the joint venture.

In many cases, the credit agreement pursuant to which the Communications Group loans funds to a joint venture provides the Communications Group with the right to appoint the general manager of the joint venture and to approve unilaterally the annual business plan of the joint venture. These rights continue so long as amounts are outstanding under the credit agreement. In other cases, such rights may also exist by reason of the Communications Group's percentage ownership interest in the joint venture or under the terms of the joint venture's governing instruments.

The Communications Group's joint ventures are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because the joint ventures are limited liability companies, their equity holders have limited liability to the extent of their investment. Under the joint venture agreements, each of the Communications Group and the local joint venture partner is obligated to make initial capital contributions to the joint venture. In general, a local joint venture partner does not have the resources to make cash contributions to the joint venture. In such cases, the Communications Group has established or plans to establish an agreement with the joint venture whereby, in addition to cash contributions by the Communications Group, each of the Communications Group and the local partner makes in-kind contributions (usually communications equipment in the case of the Communications Group and frequencies, space on transmitting towers and office space in the case of the local partner), and the joint venture signs a credit agreement with the Communications Group pursuant to which the Communications Group loans the venture certain funds. Prior to repayment of such funds, the joint ventures are significantly limited or prohibited from distributing profits to their shareholders. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payments of interest and principal from 90% of the joint ventures available cash flow. As of December 31, 1996, the Communications Group had obligations to fund (i) an additional $5.5 million to the equity of its joint ventures (or to complete the payment of shares purchased by the Communications Group) and (ii) up to an additional $18.9 million to fund the various credit lines the Communications Group has extended to its Joint Ventures. The Communications Group's funding commitments under such credit lines are contingent upon its approval of the joint ventures' business plans. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to such joint venture under the credit line. The distributions (including profits) from the joint venture to the Communications Group and the local partner are made on a pro rata basis in accordance with their respective ownership interests.

In addition to loaning funds to the Joint Ventures, the Communications Group provides certain services to many of the Joint Ventures, for which it charges the joint ventures a management fee. The Communications Group often does not require start-up joint ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each joint venture grows, the Communications Group institutes various payment mechanisms to have each joint venture reimburse it for such services when they are provided. The failure of the Communications Group to obtain reimbursement of such services will not have a material impact on its results of operations.

Under existing legislation in certain of the Communications Group's markets, distributions from a joint venture to its partners are subject to taxation. The laws in the Communications Group's markets vary widely with respect to the tax treatment of distributions to joint venture partners and such laws have also recently been revised significantly in many of the Communications Group's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which may have a significant negative impact on the Communications Group and its operations.

The Entertainment Group

Overview

The Company's Entertainment Group is one of the largest independent producers and distributors of motion picture and television product in the United States and one of the few entertainment companies, other than the major motion picture studios and their affiliates, that is capable of distributing entertainment product in all media worldwide. The Company also holds a valuable library of over 2,200 feature film and television titles, including Academy Award(R) winning films such as Dances with Wolves and Silence of the Lambs, action films such as the three-film RoboCop series and classic motion pictures such as Wuthering Heights, The Pride of the Yankees, Guys and Dolls and The Best Years of Our Lives. This library provides the Company with a stable stream of revenues and cash flow to support, in part, its various production operations and other activities. The Entertainment Group is a well-established, full-service distributor of motion picture and television product with access to all significant domestic and international markets. The Entertainment Group distributes feature films produced or acquired by it to domestic theatres and distributes motion pictures and television entertainment product in the domestic home video and television markets through its in-house distribution divisions and subsidiaries. Internationally, the Entertainment Group primarily distributes its feature films and other product through a combination of output deals and other distribution deals with third party licensees and subdistributors.

Through its Orion, Orion Classics and Goldwyn labels, the Entertainment Group produces and acquires a full range of commercial films with well-defined target audiences with the Entertainment Group's portion of the production cost generally ranging from $5.0 million to $10.0 million per picture. The Entertainment Group's management has significant experience in the production of motion picture and television entertainment of this type and was responsible for producing the box office successes Beverly Hills Ninja, Dumb and Dumber and the Academy Award(R) winning The Madness of King George. The Entertainment Group released theatrically 13 feature films in the year ended December 31, 1996 and it expects to release theatrically approximately 17 feature films during the year ended December 31, 1997, including the Academy Award(R) nominated best foreign language feature film Prisoner of the Mountains, which was released in January 1997. The Entertainment Group also owns the Landmark Theatre Corporation, which management believes is the leading specialty theater group in the United States, consisting of 50 motion picture theaters with a total of 138 screens at December 31, 1996.

Production and Acquisition of Feature Films

The Entertainment Group focuses on producing or acquiring commercial and specialized films with well-defined target audiences and marketing campaigns, at costs lower than those for feature films at the major motion picture studios. The Entertainment Group believes it will successfully control costs and increase returns by carefully selecting projects that: (i) are based on exploitable concepts, such as action-adventure and specialized motion pictures; (ii) are aimed at and cost-effectively marketed to specific niche audiences; (iii) employ affordable, well-recognized or emerging talent; and (iv) fit within pre-established cost/performance criteria. The Entertainment Group also currently plans to avoid peak seasonal release periods such as early summer, Christmas and other holidays, when competition for screens is most intense and marketing costs are highest. This strategy is based on management's success with producing such films as Beverly Hills Ninja and the Entertainment Group's 1996 release Big Night as well as its feature films, Much Ado About Nothing, The Madness of King George and Eat Drink Man Woman.

The Entertainment Group intends to produce or acquire and release an average of approximately 10-15 theatrical features per year, in which the Company's portion of the production cost will generally range from $5.0 million to $10.0 million. The Company also expects to spend on average, between $3.5 million and $10.0 million on print and advertising costs for feature films it produces or acquires. The Company's acquisition program contemplates output arrangements with producers and the acquisition of existing catalogs, as well as film-by-film acquisitions. In addition, in order to expand its production capabilities and minimize its exposure to the performance of any particular film, the Company intends to finance a significant portion of each film's budget by "pre-selling" or pre-licensing foreign distribution rights. Furthermore, certain of the Company's executives will, on behalf of the Company, enter into "producer-for-hire" agreements with other studios for which the Company and such executives will receive a fee. See "--United States Motion Picture Industry Overview--Motion Picture Production and Financing" and "--Motion Picture Distribution" below. The Entertainment Group believes that its ability to successfully produce or acquire and distribute a significant number of feature films each year will enhance the marketability of its existing library as it markets these films with films already in the library.

Distribution and Release of Feature Films and Other Product

Theatrical. The Entertainment Group's existing distribution system enables it to release the feature films it produces or acquires in all media in all significant domestic and international marketplaces, through its in-house domestic theatrical, television and home video distribution divisions and its international distribution division. The Entertainment Group believes that its full-service distribution system is a significant asset which gives it an advantage over other independent film companies which must generally rely upon one of the major motion picture studios to release their product theatrically and in other outlets such as home video. In addition, this distribution system allows the Entertainment Group to acquire, at low and sometimes no cost, entertainment product produced by third parties who generally bear most or all of the financial risk of producing the feature film, but who lack the distribution system to release the product in some or all of the domestic media. In addition, in certain of these "rent-a-system" arrangements, the third party producer will also advance the print and advertising costs for each such film, thereby further limiting the Entertainment Group's financial exposure in a film. For example, during 1996, the Entertainment Group theatrically released a number of films produced by Live Entertainment for which it was paid a percentage distribution fee, including two feature films, The Arrival and The Substitute, both of which grossed in excess of $10.0 million in the U.S. theatrical market. Live Entertainment bore all of the production and distribution costs of such films. Although there can be no assurance that the Entertainment Group will be successful in attracting these types of transactions on these terms, it plans to continue to enter into similar "rent a system" transactions in the future. In addition, the Entertainment Group intends to continue to co-produce (with limited financial exposure to the Entertainment Group) larger budget movies with major studios. For example, in 1996, Goldwyn produced, in conjunction with Walt Disney Pictures, The Preacher's Wife, starring Denzel Washington and Whitney Houston and directed by Penny Marshall which was released in December 1996, and had a gross profit participation in the film. Also in 1996, Goldwyn announced an agreement with New Line Cinema for the production of a remake of the Secret Life of Walter Mitty.

The Entertainment Group films are released under the Orion, Orion Classics and Goldwyn labels. Orion markets primarily mainstream commercial films, Goldwyn produces and acquires specialized and "arthouse" motion pictures with crossover potential and Orion Classics focuses on specialized and "arthouse" pictures. During 1996, the Entertainment Group released 13 pictures including, I Shot Andy Warhol, Big Night, Angels & Insects, The Substitute and The Arrival.

During 1997, the Entertainment Group plans to release approximately 17 pictures in the U.S. theatrical market. Its widest releases in 1997 are expected to be Eight Heads in a Duffle Bag, a comedy starring Joe Pesci, which will be distributed to between 1,500 and 1,800 screens nationwide and Gang Related, a police action thriller starring Jim Belushi, Dennis Quaid, and the late Tupac Shakur in his last screen performance.

The following is a list of the Entertainment Group's scheduled 1997 releases:

  Expected           Title                    Cast                      Description                 Release
Release Date                                                                                         Label

January 31   Prisoner of the Mountains(1) Oleg Menshikov        An Academy Award(R)nominee and   Orion Classics
                                          Sergei Bodrov, Jr.    Golden Globe nominee for Best
                                                                Foreign Language Film, this
                                                                adaptation of a Tolstoy
                                                                novella follows the
                                                                experiences of two Russian
                                                                soldiers who are captured and
                                                                held hostage in a Chechen
                                                                mountain community.

February 28  Hard Eight(2)                Gwyneth Paltrow       A taut noir story of a seasoned      Goldwyn
                                          Samuel L. Jackson     gambler whose friendship with a
                                          John C. Reilly        young man is threatened by a dark
                                          Phillip Baker Hall    secret from his past.


  Expected           Title                    Cast                      Description                 Release
Release Date                                                                                         Label

March 7      City of Industry(1)          Harvey Keitel         A hard-edged film-noir thriller       Orion
                                          Stephen Dorff         concerning two brothers, small
                                          Timothy Hutton        time L.A. criminals, whose
                                          Famke Janssen         plans for a final jewelry
                                                                heist go awry when an
                                                                unpredictable partner is
                                                                brought into the deal.

April 11     Kissed(1)                    Molly Parker          A story of a striking young          Goldwyn
                                          Peter Outerbridge     woman who has a particular
                                                                fascination with life and
                                                                death. A romance with an
                                                                obsessive medical student
                                                                threatens to expose her secret
                                                                passion and redefine the
                                                                bounds of love.

April 18     Eight Heads in a             Joe Pesci             A raucous comedy about a mob          Orion
             Duffle Bag(3)                David Spade           bag man whose luggage
                                          Kristy Swanson        containing eight human heads,
                                          George Hamilton       crucial proof of a recent hit,
                                          Dyan Cannon           gets switched at the airport
                                          Andy Comeau           and goes south of the border
                                                                with a family vacationing in
                                                                Mexico.

May          Rough Magic(2)               Bridget Fonda         A romantic adventure involving       Goldwyn
                                          Russell Crowe         magic, mysticism and Mexico.
                                          Jim Broadbent
                                          D.W. Moffet
                                          Paul Rodriguez

August       Paperback Romance(1)         Anthony LaPaglia      A story of star-crossed  lovers      Goldwyn
                                          Gia Carides           who find themselves thrown
                                                                together in a madcap adventure
                                                                reminiscent of the classic
                                                                `30's romantic comedies.

Summer       Ulee's Gold(4)               Peter Fonda           A Jonathan Demme (Academy             Orion
                                          Patricia Richardson   Award(R) winning director of
                                                                Orion's Silence of the Lambs)
                                                                presentation, the poignant
                                                                story of a stubborn, solitary
                                                                beekeeper in the tupelo
                                                                marshes of the Florida
                                                                panhandle who must abandon his
                                                                isolating routine in order to
                                                                save his family and
                                                                ultimately, himself.

Summer       Napoleon(4)                  Voices of             A live-action adventure story        Goldwyn
                                          Bronson Pinchot       of an adorable puppy who gets
                                          David Odgen Stiers    lost in the wild Australian
                                          Blythe Danner         outback. Befriended by exotic
                                          Joan Rivers           animals, Napoleon overcomes
                                                                his fears and discovers the
                                                                magic of nature.


September 7  Gang Related(4)              Jim Belushi           An exciting, thought-provoking        Orion
                                          Tupac Shakur          thriller about two detectives
                                          Lela Rochan           in a metropolitan police
                                          Dennis Quaid          department who get in over
                                          James Earl Jones      their heads when their
                                                                money-on-the-side scheme
                                                                involving murder and stolen
                                                                police evidence horribly
                                                                backfires with the unintended
                                                                death of an undercover DEA
                                                                agent. This film is Tupac
                                                                Shakur's final film role.

Fall         The Locusts(3)               Vince Vaughn          A dark tale of romance and            Orion
                                          Ashley Judd           mystery set in 1960 rural
                                          Paul Rudd             Kansas. When a drifter with a
                                          Jeremy Davies         mysterious past comes to the
                                          Kate Capshaw          feedlot of a sultry, black
                                                                widow figure with a strangely
                                                                withdrawn son, family secrets
                                                                and painful truths are
                                                                revealed as a trio of damaged
                                                                souls search for love and
                                                                respect, desperately trying to
                                                                connect.

  Expected           Title                    Cast                      Description                 Release
Release Date                                                                                         Label

Fall         The Big Red(5)               Johnathon Schaech     A twisted road comedy by the         Goldwyn
                                                                director of Adventures of
                                                                Priscilla, Queen of the
                                                                Desert, a con-artist escapes a
                                                                deal gone wrong in New York
                                                                and winds up in the Australian
                                                                outback in a strange town,
                                                                whose inhabitants are an
                                                                oddball collection of misfits.

Fall         Best Men(3)                  Drew Barrymore        A film about five lifelong freiends   Orion
                                          Dean Cain             in a nowhere town headed for their
                                          Luke Wilson           buddies' wedding whose lives take a
                                          Sean Patrick Flanery  major detour as they find themselves
                                          Andy Dick             holding up a bank in a rebellious
                                          Mitchell Whitfield    search for independence.
                                          Fred Ward

TBA          Storefront Hitchcock(4)      Robyn Hitchcock       A concert/performance film       Orion Classics
                                                                showcasing the singular
                                                                personal style of British
                                                                singer/songwriter Robyn
                                                                Hitchcock, directed by Jonathan
                                                                Demme, who directed Orion's
                                                                Academy Award(R) winning film
                                                                Silence of the Lambs as well as
                                                                David Byrne in Stop Making
                                                                Sense, one of the all-time
                                                                favorite concert/performance
                                                                films ever made.

TBA          This world, then the         Billy Zane            A film-noir potboiler, set in    Orion Classics
             fireworks(1)                 Gina Gershon          the 1950's, based on one of
                                          Sheryl Lee            master crime writer Jim
                                          Rue McClanahan        Thompson's most riveting
                                                                stories, involving sexual
                                                                perversity, dysfunctional
                                                                family ties, greed and lust.

TBA          I Love You...Don't(1)        Julie Davis           A bold and sexy romantic comedy      Goldwyn
             Touch Me                                           about a young woman's attempt to
                                                                reconcile her need for love and
                                                                desire for sex. Critically
                                                                acclaimed directorial debut of
                                                                Julie Davis.

TBA          Music From Another Room(3)   Brenda Blethyn        A comedy which follows a man's        Orion
                                          Jude Law              search for his one true love,
                                          Jennifer Tilly        whose birth he assisted in as
                                          Martha Plimpton       a 5 year old.
                                          Jon Tenney
                                          Jeremy Piven

-----------

(1)  All domestic media, limited term
(2)  Domestic theatrical only
(3)  All domestic media, in perpetuity
(4)  All media worldwide, in perpetuity
(5)  All media worldwide, except Australia, in perpetuity

Home Video. The Entertainment Group distributes its own product and product produced by third parties in the United States and Canada through its in-home video division. In addition to releasing its new product to which it owns home video rights, the Entertainment Group will continue to exploit titles from its existing library, including previously released rental titles, re-issued titles and initially released titles, in the expanding sell-through and premium market sectors and through arrangements with mail-order and other selected licensees. In addition to distribution in the traditional videocassette sector, the Entertainment Group also intends to pursue opportunities to distribute its library in video discs (see "--United States Motion Picture Industry Overview" and "--Emerging Technologies" below) emerging multimedia formats. The Entertainment Group provides exclusive distribution services for Major League Baseball Properties home video product and the Fox-Lorber catalog of foreign language and specialty films both of which the Entertainment Group believes it was able to attract because of its existing home video distribution system.

Pay-Per-View, Pay Television, Broadcast and Basic Cable Television and other Ancillary Markets. The Entertainment Group currently licenses its new product and product from its film and television library to both domestic and foreign pay-per-view, pay television, broadcast and basic cable television and other ancillary markets worldwide. The Entertainment Group has historically been successful in selling its library titles to the free and pay television and home video markets worldwide. The Entertainment Group believes that pay and free television markets are expected to continue to experience significant growth, primarily as a result of technological advances and the expansion of the multi-channel television industry worldwide, permitting it to market its titles in new geographic markets. With an extensive library which contains a variety of film and television titles, the Entertainment Group believes it is well-positioned to benefit from this anticipated increase in demand for programming. In addition, the Entertainment Group believes that its increased production and acquisition of feature films will enable it to better exploit its extensive library in these markets as it is able to license such new product together with existing titles from its film and television library. To date, the Entertainment Group has licensed its product with domestic pay television programmers both through output deals with pay cable providers such as Showtime and HBO and through distribution deals with a variety of television services. The emergence of digital compression, video-on-demand, DTH and other new technologies is expected to increase the worldwide demand for entertainment programming largely by increasing existing transmission capabilities and by increasing the percentage of the population which can access multi-channel television systems.

Foreign Markets. The Entertainment Group distributes its new product in which it retains rights and its existing library in traditional media and established markets outside of the United States and Canada to the extent of its rights, while actively pursuing new areas of exploitation. The Entertainment Group intends to market its library in (i) new international markets in which the multi-channel television industry has recently emerged or is in the early stages of development, and (ii) territories which have not been reached by privatized free television, cable television, home video and other traditional media, but where the industry is expected to develop in the future. The Entertainment Group will also explore opportunities to acquire and distribute new product in overseas markets, adding value to the library. Other strategies include the acquisition of foreign language programming for foreign distribution in combination with the English language library product.

Landmark Theatre Group

The Entertainment Group believes that its Landmark Theatre Group with, at December 31, 1996, 138 screens in 50 theaters, is the largest exhibitor of specialized motion picture and art films in the United States. The operation of these theaters provides the Entertainment Group with relatively stable cash flows and allows the Entertainment Group to participate in revenues from the exhibition of its films as well as films produced and distributed by others. The Entertainment Group 's strategy is to (i) expand in existing and new major markets through internal growth and acquisitions; (ii) upgrade and multiplex existing locations where there is demand for additional screens; and (iii) maximize revenue and cash flow from its existing theaters by capitalizing on the large demand for art and specialty films in the U.S. by continuing to reduce operating and overhead costs as a percentage of revenue.

The Entertainment Group currently operates theaters in 18 cities in California, Colorado, Louisiana, Massachusetts, Minnesota, Ohio, Texas, Washington and Wisconsin. The Entertainment Group emphasizes the exhibition of specialized motion pictures and art films and commercial films with literary and artistic components which appeal to the specialized film audience. The seating capacity for all theaters operated by the Entertainment Group is approximately 39,000, of which 56% is in theatres located in California. The following table summarizes the location and number of theaters and screens operated by the Entertainment Group:

Location                                               Theaters      Screens

Belmont, California                                       1             3

Berkeley, California                                      6             19

Los Angeles, California                                   3             7

Corona Del Mar, California                                1             1

Palo Alto, California                                     4             6

Pasadena, California                                      1             1

Sacramento, California                                    2             6

San Diego, California                                     5             9

San Francisco, California                                 5             14

Denver, Colorado                                          3             8

New Orleans, Louisiana                                    1             4

Cambridge, Massachusetts                                  1             9

Minneapolis, Minnesota                                    2             6

Cleveland, Ohio                                           1             3

Dallas, Texas                                             1             3

Houston, Texas                                            2             6

Seattle, Washington                                       9             28

Milwaukee, Wisconsin                                      2             5
                                                          --           ---
                                                          50           138

The exhibition of first-run specialized motion pictures and art films is a niche in the film exhibition business that is distinct from the exhibition of higher budget, wide-release films. For the most part, specialized motion pictures and art films are marketed by different distributors and exhibited in different theatres than commercial films produced by the major studios. Exhibitors of wide-release films typically must commit a substantial percentage of its screens to a small number of films. The Entertainment Group typically show approximately 30 to 40 different films on its screens at any given time. In the normal course of its business, the Entertainment Group actively pursues opportunities to acquire or construct new theatres in promising locations and closes theaters that are not performing well or for which it may not be feasible to renew the lease.

Competition and Seasonality

All aspects of the Entertainment Group's operations are conducted in a highly competitive environment. To the extent that the Entertainment Group seeks to distribute the films contained in its library or acquire or produce product, the Entertainment Group will need to compete with many other motion picture distributors, including the "majors," (including producers owned or affiliated with the majors) most of which are larger and have substantially greater resources and film libraries, as well as production capabilities and significantly broader access to production, distribution and exhibition opportunities. Many of the Entertainment Group's competitors have substantially greater assets and resources. By reason of their resources, these competitors may have access to programming that would not generally be available to the Entertainment Group and may also have the ability to market programming more extensively than the Entertainment Group.

Distributors of theatrical motion pictures compete with one another for access to desirable motion picture screens, especially during the summer, holiday and other peak movie-going seasons, and several of the Entertainment Group's competitors in the theatrical motion picture distribution business have become affiliated with owners of chains of motion picture theatres. In addition, program suppliers of home video product compete for the open to buy dollars of video specialty stores and mass merchant retailers. A larger portion of these dollars are designated for "megahit" theatrically based sell-thru titles, video games and other entertainment media. The success of all the Entertainment Group's product is heavily dependent upon public taste, which is both unpredictable and susceptible to change.

Although there are no other nationwide exhibitors of specialty motion pictures, the Entertainment Group faces direct competition in each market from local or regional exhibitors of specialized motion pictures and art films. To a lesser degree, the Entertainment Group also competes with other types of motion picture exhibitors. Other organizations, including the national and regional circuits, major studios, production companies, television networks and cable companies are or may become involved in the exhibition of films comparable to the type of films exhibited by the Entertainment Group. Many of these companies have greater financial and other resources than the Entertainment Group. As a result of new theater development and conversion of single-screen theaters to multiplexes, there is an increasing number of motion picture screens in the geographic areas in which the Entertainment Group operates. At the same time, many motion picture exhibitors have been merging or consolidating their operations, resulting in fewer competitors with an increased number of motion picture screens competing for the available pictures. This combination of factors may tend to increase competition for films that are popular with the general public. The Entertainment Group also competes with national and regional circuits and independent exhibitors with respect to attracting patrons and acquiring new theaters.

United States Motion Picture Industry Overview

The United States motion picture industry encompasses the production and theatrical exhibition of feature-length motion pictures and the subsequent distribution of such pictures in home video, television and other ancillary markets. The industry is dominated by the major studios, including Universal Pictures, Warner Bros. (including New Line Cinema), Twentieth Century Fox, Sony Pictures Entertainment (including Columbia Pictures, Tri-Star Pictures and Sony Classics), Paramount Pictures and The Walt Disney Company (including Buena Vista, Touchstone Pictures, Hollywood Pictures and Miramax), and MGM (including United Artists) which historically have produced and distributed the majority of theatrical motion pictures released annually in the United States. The major studios generally own their production studios and have national or worldwide distribution organizations. Major studios typically release films with production costs ranging from $20 million to $50 million or more and provide a continual source of motion pictures to the nation's theatre exhibitors.

In recent years, "independent" motion picture production companies played an important role in the production of motion pictures for the worldwide feature film market. The independents do not own production studios and have more limited distribution capabilities than the major studios, often distributing their product through "majors." Independents typically produce fewer motion pictures at substantially lower average production costs than major studios. Several of the more prominent independents, including Miramax and New Line, were acquired by large entertainment companies, giving them access to greater financial resources.

Motion Picture Production and Financing. The production of a motion picture begins with the screenplay adaptation of a popular novel or other literary work acquired by the producer or the development of an original screenplay having its genesis in a story line or scenario conceived of or acquired by the producer. In the development phase, the producer typically seeks production financing and tentative commitments from a director, the principal cast members and other creative personnel. A proposed production schedule and budget also are prepared during this phase.

Upon completing the screenplay and arranging financial commitments, pre-production of the motion picture begins. In this phase, the producer (i) engages creative personnel to the extent not previously committed; (ii) finalizes the filming schedule and production budget; (iii) obtains insurance and secures completion guarantees; (iv) if necessary, establishes filming locations and secures any necessary studio facilities and stages; and (v) prepares for the start of actual filming. Principal photography, the actual filming of the screenplay, may extend from six to twelve weeks or more, depending upon such factors as budget, location, weather and complications inherent in the screenplay.

Following completion of principal photography, the motion picture is edited, optical, dialogue, music and any special effects are added, and voice, effects and music sound tracks and picture are synchronized during post-production. This results in the production of the negative from which the release prints of the motion picture are made.

The cost of a theatrical motion picture produced by an independent production company for limited distribution ranges from approximately $4 million to $10 million as compared with an average of approximately $30 million for commercial films produced by major studios for wide release. Production costs consist of acquiring or developing the screenplay, film studio rental, cinematography, post-production costs and the compensation of creative and other production personnel. Distribution expenses, which consist primarily of the costs of advertising and release prints, are not included in direct production costs and vary widely depending on the extent of the release and nature of the promotional activities.

Independent and smaller production companies generally avoid incurring substantial overhead costs by hiring creative and other production personnel and retaining the other elements required for pre-production, principal photography and post-production activities on a project-by-project basis. Unlike the major studios, the independents and smaller production companies also typically finance their production activities from discrete sources. Such sources include bank loans, pre-sales, co-productions, equity offerings and joint ventures. Independents generally attempt to complete their financing of a motion picture production prior to commencement of principal photography, at which point substantial production costs begin to be incurred and must be paid.

Pre-sales are used by independent film companies and smaller production companies to finance all or a portion of the direct production costs of a motion picture, thereby limiting such companies' financial exposure to the project. Pre-sales consist of fees paid to the producer by third parties in return for the right to exhibit the motion picture when completed in theaters or to distribute it in home video, television, foreign or other ancillary markets. Producers with distribution capabilities may retain the right to distribute the completed motion picture either domestically or in one or more foreign markets. Other producers may separately license theatrical, home video, television, foreign and all other distribution rights among several licensees.

Both major studios and independent film companies often acquire motion pictures for distribution through a customary industry arrangement known as a negative pickup, under which the studio or independent film company agrees to acquire from an independent production company all rights to a film upon completion of production. The independent production company normally finances production of the motion picture pursuant to financing arrangements with banks or other lenders in which the lender is granted a security interest in the film and the independent production company's rights under its arrangement with the studio or independent. When the studio or independent picks up the completed motion picture, it assumes the production financing indebtedness incurred by the production company in connection with the film. In addition, the independent production company is paid a production fee and generally is granted a participation in the net profits from distribution of the motion pictures.

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

Theatrical Distribution. The theatrical distribution of a motion picture involves the manufacture of release prints, the promotion of the picture through advertising and publicity campaigns and the licensing of the motion picture to theatrical exhibitors. The size and success of the promotional advertising campaign can materially affect the revenues realized from the theatrical release of a motion picture. The costs incurred in connection with the distribution of a motion picture can vary significantly, depending on the number of screens on which the motion picture is to be exhibited and the ability to exhibit motion pictures during peak exhibition seasons. Competition among distributors for theaters during such peak seasons is great. Similarly, the ability to exhibit motion pictures in the most popular theaters in each area can affect theatrical revenues.

The distributor and theatrical exhibitor generally enter into a license agreement providing for the exhibitor's payment to the distributor of a percentage of the box office receipts for the exhibition period, in some cases after deduction of the theater's overhead, or a flat negotiated weekly amount. The distributor's percentage of box office receipts generally ranges from an effective rate of 35% to over 50%, depending upon the success of the motion picture at the box office and other factors. Distributors carefully monitor the theatres which have licensed the picture to ensure that the exhibitor promptly pays all amounts due the distributor. Substantial delays in collections are not unusual.

Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Typically, the motion picture then becomes available for distribution in other markets as follows:

                                         Months After            Approximate
                                        Initial Release         Release Period

Domestic home video                       4-6 months                  --
Domestic pay-per-view                     6-9 months               3 months
Domestic pay television                  10-18 months            12-21 months
Domestic network or basic cable          30-36 months            18-36 months
Domestic syndication                     30-36 months             3-15 years
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

Foreign Markets. In addition to their domestic distribution activities, some motion picture distributors generate revenues from distribution of motion pictures in foreign theaters, home video, television and other foreign markets. There has been a dramatic increase in recent years in the worldwide demand for filmed entertainment. This growth is largely due to the privatization of television stations, introduction of direct broadcast satellite services, growth of home video and increased cable penetration. In many foreign markets, a film company may also enter into a pre-sale distribution arrangement whereby a third party distributor in a foreign territory pays an advance to the film company equal to a specified percentage of a film's budget. The third party distributor is responsible for all marketing and distribution costs in such territory, recoups its advance, costs, a fee and a portion of the film receipts and pays an overage to the film company. Under this type of arrangement, the third party distributor is responsible for any shortfalls in recoupment. In these arrangements, the third party distributor receives most distribution rights to films in their territory for a period of years. Some arrangements contain carve-outs of television rights which the film company then sells directly to television programmers (sometimes in a separate similar arrangement). These arrangements provide film companies with upside potential through participations in overages. In an alternative arrangement in other foreign markets, a third party distributor will fund all marketing and distribution expenses up front, but the film company is responsible for reimbursing such expenditures if they are not recouped by the third party distributor through film receipts. The third party distributor sells the film to theatrical exhibitors, video stores and sometimes television programming outlets in the territory. The distributor receives a small fee on the film's gross receipts, recoups its marketing and distribution expenses and remits the balance of the receipts to the film company.

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

Emerging Technologies

Video-On-Demand. Perhaps the most important advance in the last five years has been the development of the video-on-demand technology through the creation of digital video compression. Digital compression involves the conversion of the analog television signal into digital form and the compression of more than one video signal into one standard channel for delivery to customers. Compression technology will be applied not only to cable but to satellite and over-the-air broadcast transmission systems. This offers the opportunity to dramatically expand the capacity of current transmission systems which is expected to create demand for the Company's product.

DVD. Another new technology that has emerged is digital variable disc or "DVD." DVD is an MPEG-encoded, multi-layered, high density compact disc. Similar in size to an audio compact disc ("CD"), DVDs can hold up to four two-hour movies but take up less space than a videotape and do not degrade over time. Just as CDs have replaced records as the dominant medium for prerecorded music, DVD is expected to become a widely-accepted format for home video programming. The Company believes that it will experience additional demand for its library product, particularly sell-through product, as DVD equipment becomes more prevalent.

DTH. Direct to Home. Recently, a number of international, well-capitalized companies have launched DTH systems in the United States (such as Direct TV, USSB, ASkyB) and in other major markets, including Japan (such as Direct TV, Perfect TV, and JSKYB). Each of these systems will require programming for their multi-channel systems, thereby creating additional demand for the Entertainment Group's library.

Snapper

Snapper manufactures Snapper(R) brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, garden tractors, zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment and mid-mount commercial equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area and front-mount zero turn radius lawn equipment.

Snapper products are premium-priced, generally selling at retail from $300 to $8,500, and are currently sold through three types of distribution networks. Snapper sells and supports directly a 4,000 dealer network for the distribution of its products. Snapper also has a two-step distribution process whereby it sells to eight distributors that in turn service approximately 2,000 dealers throughout the United States. The third type of distribution done by Snapper is to the Home Depot retail chain. A limited selection of residential walk-behind lawnmowers and rear engine riding lawnmowers are sold at approximately 300 Home Depot locations.

A large percentage of the residential sales of lawn and garden equipment are made during a seventeen-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior to this selling season, the largest volume of sales to the ultimate consumer are made during this time. The main sales revenues during the late fall and winter periods are related to snowthrower shipments. Snapper has an agreement with a financial institution which makes floor plan-financing for Snapper products available to dealers. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper. Under the terms of this agreement, a default in payment by one of the dealers on the program is non-recourse to Snapper. If there is a default by a dealer and the equipment is retained in the dealer inventory, Snapper is obligated to repurchase any such new and unused equipment.

Snapper also makes available through General Electric Credit Corporation a retail customer revolving credit plan. This credit plan allows consumers to pay for Snapper products. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1,000,000 square feet. Excluding engines and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and material for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 1996, Snapper has spent an average of $3.0 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark Snapper(R) is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

The lawn and garden industry is highly competitive with the competition being based on price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. Approximately 50 companies manufacture products that compete with Snapper's. Snapper's principal brand name competitors in the sale of lawn and garden equipment include The Toro Company, Lawn-Boy (a product of The Toro Company), Sears, Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, American Yard Products, Inc., MTD Products, Inc. and Simplicity Manufacturing, Inc.

Investment in RDM Sports Group, Inc. ("RDM")

In December 1994, the Company acquired 19,169,000 shares of RDM common stock, or approximately 39% of the outstanding RDM common stock, in exchange for all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries (the "Exchange Transaction"). RDM, through its operating subsidiaries, is a leading manufacturer of fitness equipment and toy products in the United States. RDM's common stock is listed on the New York Stock Exchange. As of December 31, 1996, the closing price per share of RDM common stock was $1 1/4 and the quoted market value of the Company's investment in Roadmaster was approximately $24.0 million. As disclosed in Amendment No. 1 to its Schedule 13D relating to RDM, filed with the SEC on March 1, 1996, MMG intends to dispose of its investment in RDM.

In connection with the Exchange Transaction, the Company, RDM and certain officers of RDM entered into a Shareholders Agreement pursuant to which, among other things, the Company obtained the right to designate four individuals to serve on RDM's nine-member Board of Directors, subject to certain reductions.

In addition, the Shareholders Agreement generally grants RDM a right of first refusal with respect to any proposed sale by the Company of any shares of RDM common stock received by the Company in the Exchange Transaction for as long as the MMG Designated Directors have been nominated and elected to the Board of Directors of RDM. Such right of first refusal will not, however, apply to any proposed sale, transfer or assignment of such shares to any persons who would, after consummation of such transaction, own less than 10% of the outstanding shares of RDM common stock or to any sale of such shares pursuant to a registration statement filed under the Securities Act, provided the Company has used its reasonable best efforts not to make any sale pursuant to such registration statement to any single purchaser or "Acquiring Person" who would own 10% or more of the outstanding shares of RDM common stock after the consummation of such transaction. "Acquiring Person" generally is defined in the Shareholders Agreement to mean any person or group which together with all affiliates is the beneficial owner of 5% or more of the outstanding shares of RDM common stock.

Also in connection with the Exchange Transaction, the Company and RDM entered into a Registration Rights Agreement (the "Registration Rights Agreement") under which RDM agreed to register such shares ("Registrable Stock") at the request of the Company or its affiliates or any transferee who acquires at least 1,000,000 shares of the RDM common stock issued to the Company in the Exchange Transaction. Under the Registration Rights Agreement, registration may be required at any time during a ten-year period beginning as of the closing date of the Exchange Transaction (the "Registration Period") by the holders of at least 50% of the Registrable Stock if a "long-form" registration statement (i.e., a registration statement on Form S-1, S-2 or other similar form) is requested or by the holders of Registrable Stock with a value of at least $500,000 if a "short-form "registration statement (i.e., a registration statement on Form S-3 or other similar form) is requested. RDM is required to pay all expenses incurred (other than the expenses of counsel, if any, for the holders of Registrable Stock, the expenses of underwriter's counsel, and underwriting fees) for any two registrations requested by the holders of Registrable Stock during the Registration Period. RDM will become obligated to pay the expenses of up to two additional registrations if RDM is not eligible to use a short-form registration statement to register the Registrable Stock at any time during the Registration Period. All other registrations will be at the expense of the holders of the Registrable Stock. RDM will have the right at least once during each twelve-month period to defer the filing of a demand registration statement for a period of up to 90 days after request for registration by the holders of the requisite number of shares of Registrable Stock. The Company has requested that RDM register its shares of RDM common stock pursuant to the terms of the Registration Rights Agreement.

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1996 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1996. As of December 31, 1996, the Company had a remaining reserve of approximately $1.3 million to cover its obligations to its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company ("DP"), and was transferred to a wholly-owned subsidiary of the Company in connection with the Exchange Transaction. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the Exchange Transaction, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the Exchange Transaction, the Company and RDM entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with plan and has reported to ADEM that the work was completed and the Company will undertake to monitor the Property on a quarterly basis. Since quarterly testing will be conducted the Company believes that the reserves of approximately $1.8 million will be adequate to cover any further cost of remediation if required.

Employees

As of March 7, 1997, the Company had approximately 2,600 regular employees. Approximately 1,000 of the employees are part-time employees in the Entertainment Group's theatre business. In addition, approximately 850 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

Certain of the Entertainment Group's subsidiaries are signatories to various agreements with unions that operate in the entertainment industry. In addition, a substantial number of the artists and talent and crafts people involved in the motion picture and television industry are represented by trade unions with industry-wide collective bargaining agreements.

Segment and Geographic Data

Business segment data and information regarding the Company's foreign revenues by geographic area are included in notes 8 and 13 of the "notes to consolidated financial statements" included in Item 8 hereof.

Item 2. Properties

The following table contains a list of the Company's principal properties.

                                    Number
                                    ------
Description                  Owned        Leased            Location
-----------                  -----        ------            --------

The Entertainment Group:
Office space                   -            4       Los Angeles, California
Sales office                   -            1       New York, New York

The Communications Group:
Office space                   -            1       Stamford, Connecticut
Office space                   -            1       Moscow, Russia
Office space                   -            1       Vienna, Austria
Office space                   -            1       Hong Kong
Office space                   -            1       New York, New York

General Corporate:
Office space                   -            1       East Rutherford, New Jersey

Snapper:
Manufacturing plant            1            -       McDonough, Georgia
Distribution facility          -            1       McDonough, Georgia
Distribution facility          -            1       Dallas, Texas
Distribution facility          -            1       Greenville, Ohio

Three of Orion's offices will be combined into one facility during 1997. Of Landmark's 50 theaters, four and one-half are owned and the remainder are located in leased or subleased premises. Landmark owns the Seven Gables Theatre, the Crest Theatre, the Guild Theatres and a one-half interest in the Harvard Exit Theatre, all in Seattle, Washington, and it owns the Sacramento Inn Theater in Sacramento, California. The leased and subleased theaters have remaining terms ranging from two months to 30 years or more and, in some cases, renewal options for additional periods of from five to 20 years. The renewal options generally provide for increased rent. Rent is sometimes calculated as a percentage of sales or profits, subject to an annual minimum. Assuming the exercise of all the options, ten leases will expire between January 1, 1997 and December 31, 1998 and the balance thereafter.

The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

Item 3. Legal Proceedings

Fuqua Industries, Inc. Shareholder Litigation

Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which at one time owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, the plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. A hearing regarding the motion to dismiss was held on November 6, 1996; the decision relating to the motion is pending.

Michael Shores v. Samuel Goldwyn Company

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in Michael Shores v. Samuel Goldwyn Company. et al., case no. BC 150360. In the complaint, plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr. Samuel Goldwyn, Jr., the Samuel Goldwyn Family Trust and Mr. Meyer Gottlieb with additional consideration, and sought to enjoin consummation of the Goldwyn Merger. The Company believes that the suit is without merit and intends to vigorously defend such action.

Indemnification Agreements

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

Litigation Relating to the November 1 Merger

Three stockholder suits relating to the November 1 Merger were filed in the Delaware Chancery Court prior to the consummation of such mergers. Set forth below is a brief description of the status of such litigations.

Jerry Krim v. John W. Kluge, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steele, Stuart Subotnick, Arnold L. Wadler, Stephen Wertheimer, Leonard White and Orion Pictures Corporation (Delaware Chancery Court, C.A. No. 13721); complaint filed September 2, 1994. Orion and each of its directors were named as defendants in this purported class action lawsuit, which alleged that Orion's Board of Directors failed to use the required care and diligence in considering the November 1 Merger and sought to enjoin the consummation of such merger. The lawsuit further alleged that as a result of the actions of Orion's directors, Orion's stockholders would not receive the fair value of Orion's assets and business in exchange for their Orion Common Stock in the November 1 Merger.

Harry Lewis v. John W. Kluge, Leonard White, Stuart Subotnick, Silvia Kessel, Joel R. Packer, Michael I. Sovern, Raymond L. Steele, Arnold L. Wadler, Stephen Wertheimer, The Actava Group, Inc. and Orion Pictures Corp. (Delaware Chancery Court, C.A. No. 14234); complaint filed April 17, 1995. Orion, each of its directors and Actava were named in this purported class action lawsuit which was filed after the execution of the initial merger agreement relating to the November 1 Merger. The complaint contained similar allegations and sought similar relief to the Krim case described above.

On January 22, 1996, the parties to these two lawsuits executed a Memorandum of Understanding embodying a tentative settlement agreement. In the tentative settlement agreement, the plaintiffs accept the September 27, 1995 amended and restated merger agreement relating to the November 1 Merger as full settlement of all claims that were asserted or could have been asserted in such litigations. Counsel for the plaintiffs concluded confirmatory discovery during 1996 and entered into a stipulated and agreement of complaints settlement and released dated January 24, 1997. On January 31, 1997, the court ordered a settlement hearing regarding the settlement to be held on April 23, 1997 to determine the fairness, reasonableness and adequacy of the settlement, whether the action should be class action and whether the court should approve the settlement. On March 11, 1997, the Company mailed to the members of the class a notice of pending class action along with the proposed settlement to afford class members the ability to opt out of the class.

James F. Sweeney, Trustee of Frank Sweeney Defined Benefit Plan Trust v. John D. Phillips, Frederick B. Beilstein, III, John E. Aderhold, Michael B. Cahr, J.M. Darden, III, John P. Imlay, Jr., Clark A. Johnson, Anthony F. Kopp, Richard Nevins, Carl E. Sanders, Orion Picture Corporation, International Telcell, Inc., Metromedia International, Inc. and MCEG Sterling Inc. (Delaware Chancery Court, C.A. No. 13765); complaint filed September 23, 1994. This class action lawsuit was filed by stockholders of the Company (then known as The Actava Group, Inc.) against the Company and its directors, and against each of Orion, MITI and Sterling, the other parties to the November 1 Merger. The complaint alleges that the terms of the November 1 Merger constitute an overpayment by the Company for the assets of Orion and, accordingly, would result in a waste of the Company's assets. The complaint further alleges that Orion, MITI and Sterling each knowingly aided, abetted and materially assisted the Company's directors in breach of their fiduciary duties to the Company's stockholders. On November 23, 1994, the Company and its directors filed a motion to dismiss the complaint. The plaintiff never responded to the motion to dismiss. On February 22, 1996, however, the plaintiff filed a status report with the Court of Chancery in Delaware indicating that the case is moot but that the plaintiff intends to pursue an application for fees and expenses. The parties entered into a settlement, which was approved by the court concerning the application for fees, which was filed in April 1996. In October, 1996 the Company notified the provisional class of the settlement and provided such persons the opportunity to object to the dismissal of the case or the settlement concerning the fees.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

Executive Officers of the Company

Each of the executive officers of the Company have served in their respective capacities since the consummation of the November 1 Merger. Each executive officer shall, except as otherwise provided in the Company's By-Laws, hold office until his or her successor shall have been chosen and qualify.

                                                                 Position
Name                Age    Office                                Held Since
----                ---    ------                                ----------
John W. Kluge       82     Chairman                              November 1995
Stuart Subotnick    55     Vice Chairman, President and Chief    November 1995 (Vice Chairman)
                           Executive Officer                     December 1996 (President and
                                                                                Chief Executive
                                                                                Officer)
Silvia Kessel       46     Executive Vice President, Chief       November 1995
                           Financial Officer and Treasurer
Arnold L. Wadler    53     Executive Vice President, General     November 1995
                           Counsel and Secretary
Robert A. Maresca   62     Senior Vice President (Chief          November 1995
                           Accounting Officer)

Mr. Kluge has served as Chairman of the Board of Directors of the Company since November 1, 1995 and as Chairman of the Board of Orion since 1992. In addition, Mr. Kluge has served as Chairman and President of Metromedia Company ("Metromedia") and its predecessor-in-interest, Metromedia, Inc. for over five years. Mr. Kluge is also a director of The Bear Stearns Companies, Inc., Occidental Petroleum Corporation and Conair Corporation. Mr. Kluge is Chairman of the Company's Executive Committee.

Mr. Subotnick has served as Vice Chairman of the Board of Directors of the Company since the November 1, 1995 and President and Chief Executive Officer since December 4, 1996 and as Vice Chairman of the Board of Orion since November 1992. In addition, Mr. Subotnick has served as Executive Vice President of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is also a director of Carnival Cruise Lines, Inc. and RDM Sports Group, Inc. Mr. Subotnick is Chairman of the Audit Committee and a member of the Executive and Nominating Committees of the Company.

Ms. Kessel has served as Executive Vice President, Chief Financial Officer and Treasurer since August 29, 1996 and as Senior Vice President, Chief Financial Officer and Treasurer of MMG since November 1, 1995 and as Executive Vice President of Orion since January 1993, Senior Vice President of Metromedia since 1994 and President of Kluge & Company since January 1994. Prior to that time, Ms. Kessel served as Senior Vice President of Orion from June 1991 to November 1992 and Managing Director of Kluge & Company (and its predecessor) from April 1990 to January 1994. Ms. Kessel is also a director of RDM Sports Group, Inc. Ms. Kessel is a member of the Nominating Committee of the Company.

Mr. Wadler has served as Executive Vice President, General Counsel and Secretary since August 29, 1996 and Senior Vice President, General Counsel and Secretary since November 1, 1995, as a Director of Orion since 1991 and as Senior Vice President, Secretary and General Counsel of Metromedia and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Wadler is Chairman of the Nominating Committee of the Company.

Mr. Maresca has served as a Senior Vice President and Chief Accounting Officer of the Company since November 1, 1995. Mr. Maresca has served as a Senior Vice President-Finance of Metromedia and its predecessor-in-interest, Metromedia, Inc. for over five years.

     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Since November 2, 1995, the Common Stock has been listed and traded on the American Stock Exchange and the Pacific Stock Exchange (the "AMEX" and "PSE", respectively) under the symbol "MMG" and "MIG", respectively. Prior to November 2, 1995, the Common Stock was listed and traded on both the New York Stock Exchange (the "NYSE") and the PSE under the symbol "ACT." The following table sets forth the quarterly high and low closing sales prices per share for the Company's Common Stock according to the NYSE Composite Tape for the period from January 1, 1995 through November 1, 1995 and the quarterly high and low closing sales prices per share of the Company's Common Stock as reported by the AMEX from November 2, 1995 through the present.

                                      Market Price of Common Stock
Quarters Ended                          1996                   1995
--------------                          ----                   ----
                                  High        Low        High        Low
                                  -----       ---        ----        ---
March 31.....................   $ 14 1/4    $11 1/2    $ 11       $  8 3/4
June 30......................     16 5/8     12 1/4      13 3/8      8 5/8
September 30.................     12 1/2      9 1/2      19 1/8     13 1/4
December 31..................     12 1/8      8 7/8      18 7/8     13 3/4

Holders of Common Stock are entitled to such dividends as may be declared by the Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to finance the development and expansion of its businesses. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends. The Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 24, 1997, there were approximately 7,790 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $ 9 7/16 per share as reported by the American Stock Exchange.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                      (in thousands, except per share data)

====================================================================================================================
                                                               Years Ended
                                                               December 31              Years Ended February 28
                                                          ----------------------  ----------------------------------
                                                             1996       1995(1)      1995        1994        1993
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA

Revenues                                                  $ 201,755   $ 138,970   $ 194,789   $ 175,713   $ 222,318

Equity in losses of Joint Ventures                          (11,079)     (7,981)     (2,257)       (777)       --

Loss from continuing operations before discontinued
  operations and extraordinary item                         (94,433)    (87,024)    (69,411)   (132,530)    (72,973)

Loss from discontinued operations                           (16,305)   (293,570)       --          --          --

Loss before extraordinary item                             (110,738)   (380,594)    (69,411)   (132,530)    (72,973)

Net income (loss)                                          (115,243)   (412,976)    (69,411)   (132,530)    250,240

Loss from continuing operations before discontinued
  operations and extraordinary item per common share          (1.74)      (3.54)      (3.43)      (7.71)     (19.75)

Loss before extraordinary item per
  common share                                                (2.04)     (15.51)      (3.43)      (7.71)     (19.75)

Net income (loss) per common share                            (2.12)     (16.83)      (3.43)      (7.71)      67.74

Weighted average common shares entering into
  computation of  per-share amounts                          54,293      24,541      20,246      17,188       3,694

Dividends per common share                                     --          --          --          --          --

BALANCE SHEET DATA
  (at end of period)

Total assets                                                944,740     599,638     391,870     520,651     704,356
Notes and subordinated debt                                 459,059     304,643     237,027     284,500     325,158

-------------------------------------------------------------------------------------------------------------------

(1) The consolidated financial statements for the twelve months ended December 31, 1995 include two months for Orion (January and February
       1995) that were included in the February 28, 1995 consolidated financial statements. The revenues and net loss for the two month duplicate period are $22.5 million and $11.4 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

General

On November 1, 1995 (the "Merger Date"), Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling") consummated the November 1 Merger. In connection with the November 1 Merger, the Company changed its name from "The Actava Group Inc." ("Actava") to "Metromedia International Group, Inc." ("MMG").

For accounting purposes only, Orion and MITI have been deemed to be the joint acquirers of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Merger are the combined financial statements of Orion and MITI, rather than Actava's.

The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During 1995, the Company adopted a formal plan to dispose of Snapper, Inc. ("Snapper"), a wholly-owned subsidiary of the Company, and as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996. In addition, at November 1, 1995 the Company's investment in RDM Sports Group, Inc. (formerly Roadmaster Industries, Inc., "RDM") was deemed to be a non-strategic asset and is included in the accompanying consolidated financial statements as a discontinued operation and an asset held for sale. The Company intends to dispose of its RDM stock during 1997.

The business activities of the Company consist of three business segments: (i) the development and operation of communications businesses, which include wireless cable television, paging services, radio broadcasting, and various types of telephony services, (ii) the production and distribution in all media of motion pictures, television programming and other filmed entertainment product and the exploitation of its library of over 2,200 feature film and television titles and (iii) the manufacture of lawn and garden products through Snapper.

Communications Group

The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the former Soviet Union and in Eastern European and other emerging markets.

The Joint Ventures currently offer wireless cable television, radio paging systems, radio broadcasting, and various types of telephony services including trunked mobile radio, international toll calling and wireless telephony services. Joint ventures are principally entered into with governmental agencies or ministries under the existing laws of the respective countries.

The consolidated financial statements include the accounts and results of operations of the Communications Group, its majority owned and controlled Joint Ventures, CNM Paging, Radio Juventas, Radio Skonto, Romsat, SAC/Radio 7, Vilnius Cable and Protocall Ventures Ltd., and its subsidiaries. The following table lists the Communications Group's majority owned and controlled Joint Ventures at September 30, 1996:

                                                                        Population/HH
                                                                        Covered (MM)
Joint Venture       Business              Market                           1996(1)
-------------       --------              ------                           ----
CNM Paging          Paging                Bucharest, Romania                23.0
Radio Juventus      Radio                 Budapest, Hungary                  3.5
Radio Skonto        Radio                 Riga, Latvia                       0.9
SAC/Radio 7         Radio                 Moscow, Russia                    12.0
Romsat              Cable TV              Bucharest, Romania                 0.9
Vilnius Cable       Cable TV              Vilnius, Lithuania                 2.0
Protocall Ventures  Trunked Mobile Radio  Belgium, Portugal, Romania,
                                          Spain                             33.7

(1) Information for Romsat and Vilnius Cable are households covered. All other information is for population covered.

Investments in other companies and joint ventures which are not majority owned, or in which the Communications Group does not control, but exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See note 8 to the consolidated financial statements, "Investments in and Advances to Joint Ventures", for these Joint Ventures and their summary financial information.

Entertainment Group

The Entertainment Group consists of Orion and, as of July 2, 1996, Goldwyn and MPCA and their respective subsidiaries. Until November 1, 1995, Orion operated under certain agreements entered into in connection with the terms of its Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan"), which severely limited the Entertainment Group's ability to finance and produce additional feature films. Therefore, the Entertainment Group's primary activity prior to the November 1 Merger was the ongoing distribution of its library of theatrical motion pictures and television programming. The Entertainment Group believes the lack of a continuing flow of newly produced theatrical product while operating under the Plan adversely affected its results of operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce, and acquire entertainment products in connection with the November 1 Merger, the Entertainment Group has begun to produce, acquire, and release new theatrical product. In addition, the Entertainment Group operates a movie theater circuit.

Theatrical motion pictures are produced initially for exhibition in theaters in the United States and Canada. Foreign theatrical exhibition generally begins within the first year after initial release. Home video distribution in all territories usually begins six to twelve months after theatrical release in that territory, with pay television exploitation beginning generally six months after initial home video release. Exhibition of the Company's product on network and on other free television outlets begins generally three to five years from the initial theatrical release date in each territory.

Snapper

Snapper manufacturers Snapper(R) brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

The following table sets forth the operating results and financial condition of the Company's entertainment, communications and lawn and garden products segments.

                         METROMEDIA INTERNATIONAL GROUP
                               Segment Information
                   Management's Discussion and Analysis Table
                                 (in thousands)

                                                       Calendar Year   Calendar Year    Fiscal Year
                                                            1996            1995           1995
                                                         ---------       ---------       ---------
Entertainment Group:
     Net revenues                                        $ 165,164       $ 133,812       $ 191,244
     Cost of sales and rentals and operating expenses     (139,307)       (132,951)       (187,477)
     Selling, general and administrative                   (24,709)        (24,049)        (22,888)
     Depreciation and amortization                          (5,555)           (694)           (767)
                                                         ---------       ---------       ---------
     Loss from operations                                   (4,407)        (23,882)        (19,888)
                                                         ---------       ---------       ---------

Communications Group:
     Net revenues                                           14,047           5,158           3,545
     Cost of sales and rentals and operating expenses       (1,558)           --              --
     Selling, general and administrative                   (37,463)        (26,803)        (19,067)
     Depreciation and amortization                          (6,403)         (2,101)         (1,149)
                                                         ---------       ---------       ---------
     Loss from operations                                  (31,377)        (23,746)        (16,671)
                                                         ---------       ---------       ---------

Snapper:
     Net Revenues                                           22,544            --              --
     Cost of sales and rental and operating expenses       (20,699)           --              --
     Selling, general and administrative                    (9,954)           --              --
     Depreciation and amortization                          (1,256)           --              --
                                                         ---------       ---------       ---------
     Loss from operations                                   (9,365)           --              --
                                                         ---------       ---------       ---------

Corporate Headquarters and Eliminations:
     Net revenues                                             --              --              --
     Cost of sales and rental and operating expenses          --              --              --
     Selling, general and administrative                    (9,355)         (1,109)           --
     Depreciation and amortization                             (18)           --              --
                                                         ---------       ---------       ---------
     Loss from operations                                   (9,373)         (1,109)           --
                                                         ---------       ---------       ---------

Consolidated- Continuing Operations:
     Net revenues                                          201,755         138,970         194,789
     Cost of sales and rentals and operating expenses     (161,564)       (132,951)       (187,477)
     Selling, general and administrative                   (81,481)        (51,961)        (41,955)
     Depreciation and amortization                         (13,232)         (2,795)         (1,916)
                                                         ---------       ---------       ---------
     Loss from operations                                  (54,522)        (48,737)        (36,559)
                                                         ---------       ---------       ---------

Interest expense                                           (36,256)        (33,114)        (32,389)
Interest income                                              8,838           3,575           3,094
Provision for income taxes                                  (1,414)           (767)         (1,300)
Equity in losses of Joint Ventures                         (11,079)         (7,981)         (2,257)
Discontinued operations                                    (16,305)       (293,570)           --
Extraordinary item                                          (4,505)        (32,382)           --
                                                         ---------       ---------       ---------
 Net loss                                                $(115,243)      $(412,976)      $ (69,411)
                                                         =========       =========       =========

MMG Consolidated - Results of Operations

Year ended December 31, 1996 Compared to Year Ended December 31, 1995.

During the year ended December 31, 1996 ("calendar 1996"), the Company reported a loss from continuing operations of $94.4 million, a loss from discontinued operations of $16.3 million and a loss on extinguishment of debt of $4.5 million, resulting in a net loss of $115.2 million. This compares to a loss from continuing operations of $87.0 million, a loss from discontinued operations of $293.6 million and a loss on extinguishment of debt of $32.4 million, resulting in a net loss of $413.0 million for the year ended December 31, 1995 ("calendar 1995"). The loss from continuing operations increased by $7.4 million as a result of increases in the operating losses at the Communications Group, corporate overhead and the consolidation of Snapper losses as of November 1, 1996, which were partially offset by a decrease in the operating losses at the Entertainment Group.

The calendar 1996 loss from discontinued operations and extraordinary item is attributable to the writedown of the investment in RDM to its net realizable value and the loss associated with the refinancing of the Orion debt facility as part of the Goldwyn and MPCA acquisition, respectively.

The calendar 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to Snapper on November 1, 1995 to its net realizable value.

The extraordinary loss relating to the early extinguishment of debt in calendar 1995 was a result of the repayment and termination of the Plan debt, which was refinanced with funds provided under the Old Orion Credit Facility (see note 9) and a non-interest bearing promissory note from the Company, and to the charge-off of the unamortized discount associated with such obligations.

Interest expense increased $3.1 million for calendar 1996. The increase in interest expense was primarily due to the interest on the debt at corporate headquarters for twelve months in calendar 1996 as compared to two months in calendar 1995. This increase was partially offset by the reduction in interest expense for the Communications Group since the funding of their operations is from MMG and for the Entertainment Group due principally to lower interest rates on their outstanding debt balance for each respective period. The average interest rates on average debt outstanding of $363.3 million and $254.8 million in calendar 1996 and calendar 1995, were 10.0% and 11.4%, respectively.

Interest income increased $5.3 million principally as a result of funds invested at corporate headquarters and increased interest resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

Year Ended December 31, 1995 Compared to Year Ended February 28, 1995

During calendar 1995, the Company reported a loss from continuing operations of $87.0 million, a loss from discontinued operations of $293.6 million and a loss on extinguishment of debt of $32.4 million, resulting in a net loss of $413.0 million. This compares to a net loss of $69.4 million for the year ended February 28, 1995 ("fiscal 1995"), all of which came from continuing operations. The loss from continuing operations increased by $17.6 million from calendar 1995 as compared to fiscal 1995, primarily as a result of an increase in the Communications Group's operating loss in calendar 1995.

The effect of the acquisitions of Actava and Sterling on calendar 1995 results of operations was to increase revenues by $198,000, to increase selling, general and administrative expenses by $1.6 million, and to increase interest expense by $2.2 million.

The calendar 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to Snapper in the November 1 Merger to its net realizable value.

The extraordinary loss relating to the early extinguishment of debt in calendar 1995 was a result of the repayment and termination of the Plan debt, which was refinanced with funds provided under the Old Orion Credit Facility (see note 9) and a noninterest bearing promissory note from MMG, and to the charge-off of the unamortized discount associated with such obligations.

Interest expense increased by $700,000 to $33.1 million in calendar 1995 due to increased borrowings by the Communications Group to finance operations and investment activities of its Joint Ventures and two months of interest on the debt at corporate headquarters as part of the November 1 Merger, partially offset by lower debt levels at the Entertainment Group. The average interest on average debt outstanding of $254.8 million and $245.2 million in calendar 1995 and fiscal 1995, were 11.4% and 10.9% respectively.

Interest income increased $500,000 to $3.6 million in calendar 1995 due principally to interest charged by the Communications Group to the Joint Ventures for credit facilities.

Entertainment Group - Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31,1995.

Revenues

Total revenues for calendar year 1996 were $165.2 million, an increase of $31.4 million or 23% from calendar year 1995.

Revenues increased during calendar 1996, reflecting the additional revenues associated with the acquisitions of Goldwyn and MPCA ("Acquired Businesses"), including revenues from the theatrical exhibition business. This increase was partially offset by the decrease in revenues in home video and pay television, which resulted from the Entertainment Group's reduced theatrical release schedule. Although the Entertainment Group released 13 pictures theatrically during calendar 1996, several of these titles had limited releases and/or were acquired solely for domestic theatrical distribution and consequently will generate little or no ancillary revenues. The Entertainment Group anticipates that its reduced theatrical release schedule during the last few years, as well as the acquisition of limited distribution rights for certain current titles, will continue to have an adverse effect on its ancillary revenues.

Theatrical revenues for calendar 1996 were $20.3 million, an increase of $15.6 million or 332% from the previous year. Such increase was due to the theatrical release of 13 pictures during calendar 1996 compared to three theatrical releases in calendar 1995.

Domestic home video revenues for calendar 1996 were $30.9 million, a decrease of $9.1 million or 23% from the previous year. The decrease in domestic home video revenue is due primarily to a reduction in rental units sold for calendar 1996 video releases as compared to calendar 1995 video releases.

Home video subdistribution revenues for calendar 1996 were $8.3 million, an increase of $4.4 million or 113% from calendar 1995. These revenues are generated primarily in the foreign marketplace through a subdistribution arrangement with Sony Pictures Entertainment, Inc. ("Sony"). The increase for calendar 1996 was due primarily to the release of the remaining titles under this agreement in certain major territories. All 23 pictures covered by this agreement have been released theatrically.

Pay television revenues were $20.5 million in calendar 1996, a decrease of $11.1 million or 35% from the previous year. The decrease in pay television revenues is due to the lack of available titles in calendar 1996 in the primary pay cable window compared to six available titles during calendar 1995. The Entertainment Group's reduced theatrical release schedule in calendar 1996 as well as limited ancillary rights to certain theatrical releases in calendar 1996 will continue to have an adverse effect on future pay television revenues.

Free television revenues for calendar 1996 were $55.5 million, an increase of $1.9 million or 4% from the previous year. In both the domestic and international marketplaces, Orion derives significant revenue from the licensing of free television rights. Major international contracts in calendar 1996 that contributed to revenues include agreements with British Sky Broadcasting, LTD for rights in the U.K., Mitsubishi Corporation for rights in Japan and Principal Network for rights in Italy. In calendar 1995, the most significant agreements were TV de Catalunya for rights in Spain, RTL Plus for rights in Germany and Principal Network for rights in Italy. The Entertainment Group's reduced theatrical release schedule while operating under the Plan has had and will continue to have an adverse effect on free television revenues.

Film exhibition revenues for calendar 1996 were $29.6 million. As the acquisition of this business occurred on July 2, 1996, only six months of operations has been included in the calendar 1996 statement of operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $24.7 million in calendar 1996, an increase of $700,000 from the previous year. The increase is attributed to the inclusion of the Acquired Businesses' selling, general and administrative expenses for the six months ended December 31, 1996 offset almost entirely by nonrecurring costs associated with the Plan in calendar 1995, by reductions in insurance costs and by reductions in outside computer consulting costs.

Depreciation and Amortization Expense

Depreciation and amortization charges were $5.6 million in calendar 1996, an increase of $4.9 million from the previous year. The increase is attributed to the inclusion of the depreciation of the theatre group property and equipment as well as the amortization of the goodwill associated with the Acquired Businesses.

Operating Loss

Operating loss decreased $19.5 million in calendar 1996 to $4.4 million from an operating loss of $23.9 million in calendar 1995. Two main factors contributed to the decreased operating loss in calendar 1996. First, calendar 1995 results were adversely affected by approximately $15.7 million of writedowns to estimated net realizable value of the carrying amounts on certain film product. No such writedowns occurred in calendar 1996. Secondly, the theatre group acquired on July 2, 1996 contributed positively to calendar 1996 operating results.

The Entertainment Group is likely to generate operating losses until profitable new product is produced and released, as approximately one-half of its film inventories are stated at estimated net realizable value and do not generate gross profit upon recognition of revenues.

Year Ended December 31, 1995 Compared to Year Ended February 28, 1995

Revenues

Total revenues for calendar 1995 were $133.8 million a decrease of $57.4 million or 30% from fiscal 1995.

Theatrical revenues for calendar 1995 were $4.7 million, a decrease of $4.3 million or 48% from the previous year. While operating under the Plan, the Entertainment Group's ability to produce or acquire additional theatrical product was limited. This lack of product has negatively impacted theatrical revenues and will continue to do so until Orion produces or acquires significant new product for theatrical distribution.

Domestic home video revenues for calendar 1995 were $40.0 million, a decrease of $11.9 million or 23% from the previous year. The decrease in domestic home video revenue was due primarily to the Entertainment Group's reduced theatrical release schedule in calendar 1995. The Entertainment Group had available only one of its theatrical releases for sale to the domestic home video rental market in calendar 1995 compared to six such titles in fiscal 1995. The Entertainment Group's reduced theatrical release schedule in both calendar 1995 and fiscal 1995 has had and will continue to have an adverse effect on home video annual revenues until new product is available for distribution.

Home video subdistribution revenues for calendar 1995 were $3.9 million, a decrease of $2.8 million or 42% from fiscal 1995. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony. All 23 pictures covered by this agreement have been released theatrically. The Entertainment Group's reduced theatrical release schedule in calendar 1995 and fiscal 1995 has negatively impacted home video subdistribution revenues and will continue to do so in the future until the Entertainment Group produces or acquires significant new product for theatrical distribution.

Pay television revenues were $31.6 million in calendar 1995, a decrease of $29.3 million or 48% from the previous year. The decrease in pay television revenues was due to the availability of six titles during calendar 1995 in the pay cable market compared to eleven titles during fiscal 1995. The Entertainment Group's reduced theatrical release schedule in calendar 1995 and fiscal 1995 will continue to have an adverse effect on future pay television revenues.

Free television revenues for calendar 1995 were $53.6 million a decrease of $9.1 million or 15% from the previous year. In both the domestic and international marketplaces, the Entertainment Group derives significant revenue from the licensing of free television rights. Major international contracts in calendar 1995 that contributed to revenues were with TV de Catalunya for rights in Spain, RTL Plus for rights in Germany and Principal Network for rights in Italy. In fiscal 1995, the most significant licensees were TV de Catalunya, Principal Network and Mitsubishi for rights in Japan. The Entertainment Group's reduced theatrical release schedule while operating under the Plan has had and will continue to have an adverse effect on free television revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million to $24.0 million during calendar 1995 from $22.9 million during fiscal 1995.

Depreciation and Amortization Expense

Depreciation and amortization charges for calendar 1995 were $694,000 compared to $767,000 for fiscal 1995.

Operating Loss

Operating loss increased $4.0 million in calendar 1995 to $23.9 million from an operating loss of $19.9 million in fiscal 1995. The most significant contributions to the Entertainment Group's fiscal 1995 operating results, which was absent in calendar 1995, came from the recognition of significant domestic pay television license fees pursuant to a settlement of certain litigation with the Entertainment Group's pay television licensee, Showtime Networks, Inc. (the "Showtime Settlement"). The calendar 1995 and fiscal 1995 results were adversely affected by writedowns to estimated net realizable value of the carrying amounts on certain film product totaling approximately $15.7 million for calendar 1995 compared to writedowns for fiscal 1995 totaling approximately $17.1 million. In addition, approximately two-thirds of the Entertainment Group's film inventories were stated at estimated realizable value and did not generate gross profit upon recognition of revenues.

The Communications Group - Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

Revenues

Revenues increased to $14.0 million for calendar 1996 from $5.2 million for calendar 1995. Revenues of unconsolidated Joint Ventures for calendar 1996 and 1995 appear in note 8 to the consolidated financial statements. The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Hungary, paging service operations in Romania and an increase in management and licensing fees. Revenue from radio operations increased to $9.4 million for calendar 1996 from $3.9 million for calendar 1995. Radio paging services generated revenues of $2.9 million for calendar 1996 as compared to $700,000 for calendar 1995. Management fees and licensing fees increased to $1.8 million for calendar 1996 from $600,000 for calendar 1995. In 1995, the Company changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three month lag. As a result, the calendar 1995 consolidated statement of operations reflects nine months of these operations as compared to twelve months for calendar 1996. Had the Company applied this method from October 1, 1994 the net effect on the results of operations would not have been material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.7 million or 40% for calendar 1996 as compared to calendar 1995. The increase relates principally to the hiring of additional staff and additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures, as well as additional staffing at the radio stations and radio paging operations.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $6.4 million for calendar 1996. The increase is attributed principally to the amortization of goodwill in connection with the November 1 Merger.

Equity in Losses of Joint Ventures

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control of these ventures. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations.

The Communications Group recognized equity in losses of its Joint Ventures of approximately $11.1 million for calendar 1996 as compared to $8.0 million for calendar 1995.

The losses recorded for calendar 1996 and calendar 1995 represent the Communications Group's equity in the losses of the Joint Ventures for the twelve months ended September 30, 1996 and 1995, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

The increase in losses of the Joint Ventures of $3.1 million from calendar 1995 to calendar 1996 is partially attributable to the acquisition during 1996 of Protocall Ventures, Ltd., which included five new trunked mobile radio ventures and increased the loss by $600,000. Further, a loss of $500,000 was incurred in connection with the expansion of radio operations. The Communications Group's paging ventures in Estonia and Riga, and cable venture in Tblisi were responsible for $600,000, $900,000 and $1.0 million, respectively of the increased loss. These losses were attributable to increased costs associated with promotional discount campaigns at the paging ventures, which resulted ultimately in increased subscribers, and a writedown of older receivable balances at the cable venture. Losses were offset by an increase in equity in income of $1.2 million realized at the Communications Group's telephony venture in Tblisi.

Revenues generated by unconsolidated Joint Ventures were $43.8 million for calendar 1996 as compared to $19.3 million for calendar 1995.

Subscriber Growth

Many of the Joint Ventures are in early stages of development and consequently ordinarily generate operating losses in the first years of operation. The Company believes that subscriber growth is an appropriate indicator to evaluate the progress of the subscriber based businesses. The following table presents the aggregate telephony, paging and cable TV Joint Ventures subscriber growth:

                        Wireless
                        Cable TV           Paging              Telephony
                        --------           ------              ---------
December 31, 1995        37,900            14,460                  --
March 31, 1996           44,632            20,683                  --
June 30, 1996            53,706            29,107                  --
September 30, 1996       62,568            37,636                6,104
December 31, 1996        69,118            44,836                6,642

Foreign Currency

The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in United States ("US") dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain US dollar accounts to service their US dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in US dollars to the Company.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994.

Revenues

Revenues increased to $5.2 million in calendar 1995 from $3.5 million in the year ended December 31, 1994 ("calendar 1994"). This growth in revenue from calendar 1994 to calendar 1995 resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. However, in calendar 1995 the Company changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three month lag. As a result, the December 31, 1995 consolidated balance sheet includes the accounts for these operations at September 30, 1995 as compared to the December 31, 1994 balances included in 1994, and the calendar 1995 statement of operations reflects nine months of these operations as compared to twelve months for calendar 1994. Had the Company applied this method from October 1, 1994, revenues would have increased over the revenues reported but the net effect on the results of operations would not have been material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $7.7 million or 41% in calendar 1995 as compared to calendar 1994. The increases relate principally to the hiring of additional staff and additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. During calendar 1995, the Communications Group completed the staffing of its Vienna office and opened an office in Hong Kong.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $2.1 million for calendar 1995 from $1.1 million for calendar 1994.

Equity in Losses of Joint Ventures

The Communications Group recognized equity in losses of its Joint Ventures of approximately $8.0 million in calendar 1995 as compared to $2.3 million in calendar 1994. The increase in losses of the Joint Ventures of $5.7 million is primarily attributable to losses of $4.0 million incurred as part of the expansion of its cable TV operations, and the opening of a radio station in Moscow which resulted in a loss of $1.3 million. As of September 30, 1995, there were six cable TV Joint Ventures in operation as compared to four in the prior year. The Communications Group's cable TV Joint Ventures in Moscow and Riga were responsible for $2.1 million and $1.3 million, respectively, of this increased loss. These losses were due to one-time writedowns of older equipment and additional expenses incurred for programming and marketing related to expanding the services provided and ultimately increasing the number of subscribers. All other cable TV operations, including two new Joint Ventures and the expansion of two others that were in their second year of operations, increased losses by $700,000. The increased loss experienced by the radio station in Moscow was attributable to a substantial revision in its programming format and the establishment of sales and related support staff needed to successfully compete in the Moscow market.

Losses from the Communications Group's other operations, including five paging entities, three of which were started in calendar 1995, and one telephony operation, increased by $400,000 in calendar 1995.

The losses recorded for calendar 1995 represent the Communications Group's equity in losses of the Joint Ventures for the twelve months ended September 30, 1995. On January 1, 1994, the Communications Group changed its policy of accounting for the Joint Ventures by recording its equity in their losses based upon a three month lag. Accordingly, results of operations for calendar 1995, reflect equity in the losses of the Joint Ventures for the period from October 1, 1994 to September 30, 1995. Had the Communications Group applied this method from October 1, 1993, the effect on reported operating results for calendar 1994 would not have been material.

Foreign Currency

The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in US dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain US dollar accounts to service their US dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in US dollars to the Company.

Snapper - Results of Operations

Operations for the Two-months Ended December 31, 1996

Revenues

Snapper's 1996 period sales were $22.5 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $3.1 million. Sales of snowthrowers contributed the majority of the revenues during the two-month period. In addition, Snapper sold older lawn and garden equipment repurchased from distributors at close-out pricing during the period. Due to the seasonal nature of selling lawn and garden equipment, these two-months do not reflect an average sales period for Snapper.

Gross profit during the period was $1.8 million. These low profit results were caused by reduced production due to the normal factory shut down periods in the holiday season. In addition, a lower sales margin was realized on the close-out pricing for the older lawn and garden equipment sold during the period.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $10.0 million for the period. In addition to normal selling, general and administrative expenses, these expenses reflect expenditures relating to the acquisition of 16 distributorships during the final two-months of 1996.

Operating Losses

Snapper experienced an operating loss of $9.4 million during this two-month period. This loss was the result of the reduced production levels and the acquisition of the distributorships during the period. Management anticipates that Snapper will not be profitable for the full year of 1997 as it continues to repurchase certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

Liquidity and Capital Resources

MMG Consolidated

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

Cash Flows from Operating Activities

Cash used in operations for calendar 1996 was $16.6 million compared to cash provided by operations of $22.1 million for calendar 1995, a decrease of $38.7 million.

The calendar 1996 net loss of $115.2 million includes a loss on discontinued operations of $16.3 million and a loss on early extinguishment of debt of $4.5 million. The calendar 1995 net loss of $413.0 million includes a loss on discontinued operations of $293.6 million and a loss on early extinguishment of debt of $32.4 million. The calendar 1996 net loss, exclusive of the losses on discontinued operations and extraordinary items was $94.4 million compared to a $87.0 million loss in calendar 1995.

Losses from operations include significant non-cash items of depreciation, amortization and equity in losses of Joint Ventures. Non-cash items decreased $25.0 million from $115.6 million in calendar 1995 to $90.6 million in calendar 1996. The decrease in non-cash items principally relates to reduced amortization of film costs, partially offset by increased depreciation and amortization related to the November 1 Merger and the Goldwyn and MPCA acquisitions.

Net changes in assets and liabilities decreased cash flows from operations in calendar 1996 and calendar 1995 by $12.8 million and $6.5 million, respectively. After adjusting net losses for discontinued operations, extraordinary items, non-cash items and net changes in assets and liabilities, the Company utilized $16.6 million of cash in operations in calendar 1996 as compared to operations providing $22.1 million of cash flow for calendar 1995.

The decrease in cash flows for 1996 generally resulted from the increased losses in the Communications Group's consolidated and equity Joint Ventures due to the start-up nature of these operations and increases in selling, general and administrative expenses at the Communications Group and corporate headquarters. Net interest expense has decreased principally due to the increase in interest income resulting from the increase in borrowings by the Joint Ventures under the various credit agreements with the Communications Group for their operating and investing cash requirements and from funds invested at corporate headquarters.

Cash Flows from Investing Activities

Net cash used in investing activities amounted to $102.9 million for the calendar 1996. During calendar 1996 the Company collected $5.4 million from the proceeds from sale of short-term investments and paid $41.0 million and $67.2 million for investments in and advances to Joint Ventures and investments in film inventories, respectively.

The increase in investment in film inventories reflects the removal of the restrictions of the Plan in connection with the November 1 Merger. The Entertainment Group has begun to increase its investing activities by increasing its investment in films as well as the related costs and expenses associated with releasing the films.

Cash Flows from Financing Activities

Cash provided by financing activities was $183.8 million for calendar 1996 as compared to cash used in financing activities of $85.2 million for calendar 1995.

The principal reason for the increase of $269.0 million for calendar 1996 was the completion of a public offering pursuant to which the Company issued 18.4 million shares of common stock, the proceeds of which, net of transaction costs, was $190.6 million. Of the $360.3 million in additions to long-term debt, $29.0 million was borrowed under the Old Orion Credit Facility, $200.0 million represents the new Entertainment Group Term Loan, and $77.3 million was borrowed under the Entertainment Group Revolving Credit Facility (see note 9). Such borrowings were principally for the acquisition, production and distribution of theatrical product as well as the payments on outstanding obligations. Of the $357.3 million payments of long term debt, $152.7 million were payments of the Old Orion Credit Facility, $87.9 million were payments on the outstanding debt of Goldwyn and MPCA, $14.8 million were payments on the new Entertainment Group Revolving Credit Facility, $15.0 million was payment under the new Entertainment Group Term Loan, $28.8 million was the repayment of the revolving credit agreement by MMG. In addition, during 1996 Snapper refinanced its credit facility which resulted in a payment of $38.6 million on the old credit facility and borrowings of $46.6 million on the new credit facility.

Year Ended December 31, 1995 Compared to Year Ended February 28, 1995.

Cash Flows from Operating Activities

Cash provided by operating activities decreased $54.8 million or 71% from fiscal 1995 to calendar 1995.

The calendar 1995 net loss of $413.0 million includes a loss on discontinued operations of $293.6 million and a loss on early extinguishment of debt of $32.4 million. The calendar 1995 net loss, exclusive of the losses on discontinued operations and extraordinary items was $87.0 million compared to a $69.4 million net loss in fiscal 1995.

Losses from operations include significant non-cash items of depreciation, amortization and equity in loss of Joint Ventures. Non-cash items decreased $46.0 million or 28% from $161.6 million in fiscal 1995 to $115.6 million in calendar 1995. The decrease in non-cash items principally relates to amortization of film costs. Net changes in assets and liabilities decreased cash flows from operations in calendar 1995 and fiscal 1995 by $6.5 million and $15.2 million, respectively. After adjusting net losses for discontinued operations, extraordinary items, non-cash items and net changes in assets and liabilities, the Company's cash flow from operating activities was $22.1 million and $76.9 million in calendar 1995 and fiscal 1995, respectively.

As discussed below, the decrease in cash flows in calendar 1995 generally resulted from the reduction in revenues caused by the Entertainment Group's reduced release schedule and increases in selling, general and administrative expenses at the Communications Group and the Entertainment Group. Net interest expense remained relatively constant from fiscal 1995 to calendar 1995. The Entertainment Group's reduced release schedule, which is the result of the restrictions imposed upon the Entertainment Group while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided from operations.

Cash Flows from Investing Activities

Cash flows from investing activities increased $126.1 million from a use of funds in fiscal 1995 of $49.9 million to cash provided in calendar 1995 of $76.2 million.

The principal reasons for this increase in cash from investing activities was the collection of notes receivable from Metromedia Company of $45.3 million and net cash acquired in the November 1 Merger of $66.7 million, net of advances to Snapper of $4.2 million in calendar 1995.

Investments in film inventories decreased $18.1 million or 79% from $22.8 million in fiscal 1995 to $4.7 million in calendar 1995. Such decrease reflects the releasing costs of the last five pictures fully or substantially financed by the Entertainment Group in fiscal 1995 compared to minimal investments in films since the removal of the restrictions of the Plan in connection with the November 1 Merger for calendar 1995.

Investments in the Communications Group Joint Ventures increased $5.5 million or 34% from $16.4 million in fiscal 1995 to $21.9 million in calendar 1995. The increase represents an increase in the number of the Communications Group Joint Ventures as well as additional funding of existing ventures. In addition, fiscal 1995 included net cash paid for East News Channel Trading and Service, Kft of $7.0 million.

Cash Flows from Financing Activities

Cash used in financing activities increased $48.3 million or 131% from $36.9 million in fiscal 1995 to $85.2 million in calendar 1995.

The increase in cash used in financing activities principally resulted from the repayment of approximately $210.0 million of Plan debt of the Entertainment Group in connection with the November 1 Merger (see note 9). The Entertainment Group repaid its outstanding plan debt with $135.0 million of proceeds from the Entertainment Group Term Loan and amounts advanced from the Company.

The remaining payments on notes and subordinated debt in calendar 1995 and fiscal 1995 principally represent the Entertainment Group's repayments of Plan debt under the requirements of the Plan.

In addition to the Entertainment Group Term Loan, proceeds from the issuance of long-term debt in calendar 1995 includes the Company and Entertainment Group borrowings under revolving credit agreements of $28.8 million and $11.9 million respectively. Proceeds from the issuance of long-term debt in fiscal 1995 represent borrowings by the Entertainment Group and the Communications Group from Metromedia Company.

Proceeds from the issuance of stock decreased $15.4 million from $17.7 million in fiscal 1995 to $2.3 million in calendar 1995.

The Company

MMG is a holding company and, accordingly, does not generate cash flows. The Entertainment Group and Snapper are restricted under covenants contained in their respective credit agreements from making dividend payments or advances to MMG. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group including future acquisitions will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. There can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

MMG is obligated to make principal and interest payments under its own various debt agreements (see note 9 in the notes to the consolidated financial statements), in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims (see note 1 in the notes in the consolidated financial statements). MMG does not currently anticipate receiving dividends from its subsidiaries but intends to use its cash on hand and proceeds from asset sales described below to meet these cash requirements.

MMG's 97/8% Senior Subordinated Debentures due in 1997 require it to make annual sinking fund payments in March of each year of $3,000,000. At December 31, 1996, $15.0 million remained outstanding under the 97/8% Senior Subordinated Debentures, which was subsequently paid on March 17, 1997.

MMG's 9 1/2% Subordinated Debentures are due in 1998 and approximately $59.5 million remained outstanding at December 31, 1996. These debentures do not require annual principal payments.

MMG's $75.0 million face value 6 1/2% Convertible Subordinated Debentures are due in 2002. The debentures are convertible into common stock at a conversion price of $415/8 per share at the holder's option and do not require annual principal payments.

Interest on MMG's outstanding indebtedness is approximately $11.8 million for 1997.

At December 31, 1996, the Company had $82.7 million of cash on hand remaining from the public offering of 18.4 million shares of common stock. Net proceeds from the public offering were $190.6 million.

The Company anticipates disposing of its investment in RDM during 1997. The carrying value of the Company's investment in RDM at December 31, 1996 was approximately $31.2 million. However, no assurances can be given that the Company will be able to dispose of RDM in a timely fashion and on favorable terms.

The Company expects that it will sell either equity or debt securities in a public or private offering during the remainder of 1997. The Company intends to use the proceeds from the sale of these securities to finance the continued build-out of the Communications Group's systems and for general corporate purposes, including working capital needs of the Company and its subsidiaries, the repayment of certain indebtedness of the Company and its subsidiaries and potential future acquisitions. However, no assurances can be given that the Company will be able to successfully complete the sale of its securities in a timely fashion or on favorable terms.

Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global communications, media and entertainment company, (ii) the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) the Entertainment Group's ability to generate positive cash flows sufficient to meet its planned film production release schedule and service the new Entertainment Group Credit Facility. If the Company is unable to successfully implement its strategy, the Company may be required to (i) seek, in addition to the offering described above, financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

The Company believes that it will report significant operating losses for the year ended December 31, 1997. In addition, because its Communications Group is in the early stages of development, the Company expects this group to generate significant net losses as it continues to build out and market its services. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future.

The Entertainment Group

Since the November 1 Merger, the restrictions imposed by the agreements entered into in connection with the Plan, which hindered the Entertainment Group's ability to produce and acquire new motion picture product, were eliminated. As a result, the Entertainment Group has begun producing, acquiring and financing theatrical films consistent with the covenants set forth in the credit agreement relating to the Entertainment Group Credit Facility. The principal sources of funds required for the Entertainment Group's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under the Entertainment Group's Revolving Credit Facility. In addition, the Company is exploring various off balance sheet financing arrangements to augment its resources.

The cost of producing theatrical films varies depending on the type of film produced, casting of stars or established actors, and many other factors. The industry-wide trend over recent years has been an increase in the average cost of producing and releasing films. The revenues derived from the production and distribution of a motion picture depend primarily upon its acceptance by the public, which cannot be predicted, and does not necessarily correlate to the production or distribution costs incurred. The Company will attempt to reduce the risks inherent in its motion picture production activities by closely monitoring the production and distribution costs of individual films and limiting the Entertainment Group's investment in any single film.

The Entertainment Group Credit Facility consists of a $200 million Term Loan which requires quarterly repayments of $7.5 million commencing September 1996 and a final payment of $50 million on maturity (June 30, 2001), and a Revolving Credit Facility, which has a final maturity of June 30, 2001. For the years ended December 31, 1997 and 1998, the Entertainment Group will be required to make principal payments of approximately $38.4 million, and $32.5 million, respectively, to meet the scheduled maturities of its outstanding long-term debt.

The Entertainment Group Credit Facility contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens, restrictions on the development costs and budgets for new films, limitations on the aggregate amount of unrecouped print and advertising costs the Entertainment Group may incur, limitations on the amount of the Entertainment Group's leases, capital and overhead expenses, (including specific limitations on the capital expenditures of the Entertainment Group's theatre group subsidiary) prohibitions on the declaration of dividends or distributions by the Entertainment Group to MMG (other than $15 million of subordinated loans which may be repaid to MMG), limitations on the merger or consolidation of the Entertainment Group or the sale by the Entertainment Group of any substantial portion of its assets or stock and restrictions on the Entertainment Group's line of business, other than activities relating to the production and distribution of entertainment product and other covenants and provisions described above. See note 9 to the notes to the consolidated financial statements. The Entertainment Group Credit Facility is secured by a security interest in all of the Entertainment Group's assets and the Revolving Credit Facility is guaranteed by the Company's largest shareholder, Metromedia Company and its Chairman, John W. Kluge.

At December 31, 1996, the Entertainment Group had $52.5 million available under its $100 million Revolving Credit Facility which management intends to utilize together with cash generated from operations to finance its operations in 1997. In addition to the Entertainment Group Credit Facility and cash generated from operations, management intends to explore such alternatives as increasing its revolving line of credit, obtaining off balance sheet financing, or obtaining short term funding from MMG in order to augment its resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during 1997 and 1998.

The Communications Group

The Communications Group has invested significantly (in cash through capital contributions, loans and management assistance and training) in its Joint Ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in emerging markets. The Communications Group and primarily all of its Joint Ventures are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start up phase of operations.

The wireless cable television, paging, fixed wireless loop telephony, GSM and international toll calling businesses are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures with the exception of its GSM Joint Ventures. The GSM ventures have been funded to date on a pro rata basis by western sponsors, and the Communications Group has funded its pro rata share of the GSM Joint Venture obligations. The Communications Group has and continues to have discussions with vendors, commercial lenders and international financial institutions to provide funding for the GSM Joint Ventures. The Communications Group's Joint Venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the Joint Venture agreement.

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash, for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 1996, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $69.6 million, of which $12.0 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund the credit agreements.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, and their ability to control operating expenses and the sale of commercial advertising time. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful.

Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or return capital at any time.

The ability of the Communications Group and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to special political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Republics and other emerging markets. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

For the year ended December 31, 1996, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

Until the Communications Group's consolidated and unconsolidated operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its Joint Ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's Joint Ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and the Communications Group will be able to attract its own financing from third parties. There can, however, be no assurance that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Company, and as a result, the Communications Group will continue to depend upon the Company for its financing needs.

Snapper

Cash flows used in operations totaled $7.1 million dollars for the two-month period ended December 31, 1996. This shortfall in cash generated by the operations was due to the seasonality of sales and related cash collections and the repurchase of distributor inventories.

Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth"), pursuant to which AmSouth has agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in the Snapper Credit Agreement (the "Snapper Revolver") for a period ending on January 1, 1999 (the "Snapper Revolver Termination Date"). The Snapper Revolver is guaranteed by the Company.

The Snapper Revolver contains customary covenants, including delivery of certain monthly, quarterly and annual financial information, delivery of budgets and other information related to Snapper. See note 9.

At December 31, 1996 Snapper was not in compliance with certain financial covenants under the Snapper Revolver. Subsequent to December 31, 1996, Snapper and AmSouth amended the Snapper Credit Agreement. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of December 31, 1996. Furthermore, the amendment replaces certain existing financial covenants with covenants regarding minimum quarterly cash flow and equity requirements, as defined. In addition, Snapper and AmSouth have agreed to the major terms and conditions of a $10.0 million credit facility. The closing of the credit facility remains subject to the execution of definitive loan documentation.

Management believes that available cash on hand, borrowings from the Snapper Revolver are Working Captial Facility, and the cash flow generated by operating activities will provide sufficient funds for Snapper to meet its obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested; developing legal structures in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; the loss of any significant customers (especially clients of the Communications Group); changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in the Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the SEC not later than 120 days after the end of the fiscal year ended December 31, 1996 the Joint Proxy Statement/Prospectus for the 1997 Annual Meeting of Stockholders, except that certain of the information regarding the Company's executive officers called for by Item 10 has been included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company." Such information to be included in the Joint Proxy Statement/Prospectus is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

          (b)  Current Reports on Form 8-K

          One (1) Current Report on Form 8-K was filed during the fourth quarter of 1996:

          (i) On December 5,1996 a Form 8-K was filed to report the resignation of John D. Phillips as President and Chief Executive Officer of the Company and the appointment of Stuart Subotnick as President and Chief Executive Officer.

          (ii) On February 11, 1997, a Form 8-K was filed to report the Company's intention to actively manage the operations of its wholly-owned subsidiary, Snapper, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       METROMEDIA INTERNATIONAL GROUP, INC.


                                       By: /s/ SILVIA KESSEL
                                           -------------------------------------
                                               Silvia Kessel
                                               Executive Vice President

Dated: March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                             Date
      ---------                      -----                             ----


/s/ JOHN W. KLUGE             Chairman of the Board               March 31, 1997
-------------------------
    John W. Kluge


/s/ STUART SUBOTNICK          Vice Chairman of the Board,         March 31, 1997
-------------------------       President and Chief Executive
    Stuart Subotnick            Officer (Principal Executive
                                Officer)

/s/ SILVIA KESSEL             Executive Vice President, Chief     March 31, 1997
-------------------------       Financial Officer and Director
    Silvia Kessel               (Principal Financial Officer)

/s/ ARNOLD L. WADLER          Executive Vice President,           March 31, 1997
-------------------------       General Counsel, Secretary
    Arnold L. Wadler            and Director

/s/ ROBERT A. MARESCA         Senior Vice President (Principal    March 31, 1997
-------------------------       Accounting Officer)
    Robert A. Maresca


/s/ JOHN P. IMLAY, JR.        Director                            March 31, 1997
-------------------------
    John P. Imlay, Jr.


/s/ CLARK A. JOHNSON          Director                            March 31, 1997
-------------------------
    Clark A. Johnson


/s/ RICHARD J. SHERWIN        Director                            March 31, 1997
-------------------------
    Richard J. Sherwin


/s/ LEONARD WHITE             Director                            March 31, 1997
-------------------------
    Leonard White


/s/ CARL E. SANDERS           Director                            March 31, 1997
-------------------------
    Carl E. Sanders

EXHIBIT INDEX

                                                  Exhibits Incorporated Herein by Reference
                                                  -----------------------------------------

Designation of                                            Document with Which Exhibit
Exhibit in This                                            Was Previously Filed with
   Form 10-K         Description of Exhibits                       Commission
   ---------         -----------------------                       ----------
      2.2      Agreement and Plan of Reorganization    Quarterly Report on Form 10-Q for the
               dated as of July 20, 1994 by and        three months ended June 30, 1994,
               among, The Actava Group Inc.,           Exhibit 99.1
               Diversified Products Corporation,
               Hutch Sports USA Inc.,
               Nelson/Weather-Rite, Inc., Willow
               Hosiery Company, Inc. and Roadmaster
               Industries, Inc.

      2.3      Amended and Restated Agreement and      Current Report on Form 8-K for event
               Plan of Merger dated as of              occurring on September 27, 1995,
               September 27, 1995 by and among The     Exhibit 99(a)
               Actava Group Inc., Orion Pictures
               Corporation, MCEG Sterling
               Incorporated, Metromedia
               International Telecommunications,
               Inc., OPG Merger Corp. and MITI
               Merger Corp. and exhibits thereto.
               The Registrant agrees to furnish
               copies of the schedules
               supplementally to the Commission on
               request.

      2.5      Agreement and Plan of Merger dated as   Current Report on Form 8-K dated
               of January 31, 1996 by and among        January 31, 1996, Exhibit 99.1
               Metromedia International Group, Inc.,
               The Samuel Goldwyn Company and SGC
               Merger Corp. and exhibits thereto.
               The registrant agrees to furnish
               copies of the schedules to the
               Commission upon request.

      3.1      Restated Certificate of Incorporation   Registration Statement on Form S-3
               of Metromedia International Group,      (Registration No. 33-63853), Exhibit
               Inc.                                    3.1

      3.2      Restated By-laws of Metromedia          Registration Statement on Form S-3
               International Group, Inc.               (Registration No. 33-6353), Exhibit
                                                       3.2

      4.1      Indenture dated as of August 1, 1973,   Application of Form T-3 for
               with respect to 9 1/2% Subordinated     Qualification of Indenture under the
               Debentures due August 1, 1998,          Trust Indenture Act of 1939 (File
               between The Actava Group Inc. and       No. 22-7615), Exhibit 4.1
               Chemical Bank, as Trustee.

      4.2      Agreement among The Actava Group,       Registration Statement on Form S-14
               Inc., Chemical Bank and Manufacturers   (Registration No. 2-81094),
               Hanover Trust Company, dated as of      Exhibit 4.2
               September 26, 1980, with respect to
               successor trusteeship of the 9 1/2%
               Subordinated Debentures due August 1,
               1998.

                                                  Exhibits Incorporated Herein by Reference
                                                  -----------------------------------------

Designation of                                            Document with Which Exhibit
Exhibit in This                                            Was Previously Filed with
   Form 10-K         Description of Exhibits                       Commission
   ---------         -----------------------                       ----------
      4.3      Instrument of registration,             Annual Report on Form 10-K for the
               appointment and acceptance dated as     year ended December 31, 1986,
               of June 9, 1986 among The Actava        Exhibit 4.3
               Group Inc., Manufacturers Hanover
               Trust Company and Irving Trust
               Company, with respect to successor
               trusteeship of the 9 1/2% Subordinated
               Debentures due August 1, 1998.

      4.4      Indenture dated as of March 15, 1977,   Registration Statement on Form S-7
               with respect to 97/8% Senior            (Registration No. 2-58317),
               Subordinated Debentures due March 15,   Exhibit 4.4
               1997, between The Actava Group Inc.
               and The Chase Manhattan Bank, N.A.,
               as Trustee.

      4.5      Agreement among The Actava Group        Registration Statement on Form S-14
               Inc., The Chase Manhattan Bank, N.A.    (Registration No. 2-281094),
               and United States Trust Company of      Exhibit 4.5
               New York, dated as of June 14, 1982,
               with respect to successor trusteeship
               of the 97/8% Senior Subordinated
               Debentures due March 15, 1997.

      4.6      Indenture between National              Post-Effective Amendment No. 1 to
               Industries, Inc. and First National     Application on Form T-3 for
               City Bank, dated October 1, 1974,       Qualification of Indenture Under The
               with respect to the 10% Subordinated    Trust Indenture Act of 1939 (File
               Debentures, due October 1, 1999.        No. 22-8076), Exhibit 4.6

      4.7      Agreement among National Industries,    Registration Statement on Form S-14
               Inc., The Actava Group Inc.,            (Registration No. 2-81094), Exhibit
               Citibank, N.A., and Marine Midland      4.7
               Bank, dated as of December 20, 1977,
               with respect to successor trusteeship
               of the 10% Subordinated Debentures
               due October 1, 1999.

      4.8      First Supplemental Indenture among      Registration Statement on Form S-7
               The Actava Group Inc., National         (Registration No. 2-60566), Exhibit
               Industries, Inc. and Marine Midland     4.8
               Bank, dated January 3, 1978,
               supplemental to the Indenture dated
               October 1, 1974 between National and
               First National City Bank for the
               10% Subordinated Debentures due
               October 1, 1999.

      4.9      Indenture dated as of August 1, 1987    Annual Report on Form 10-K for the
               with respect to 6 1/2% Convertible      year ended December 31, 1987, Exhibit
               Subordinated Debentures due August 4,   4.9
               2002, between The Actava Group Inc.
               and Chemical Bank, as Trustee.

      10.1     1982 Stock Option Plan of The Actava    Proxy Statement dated March 31, 1982,
               Group Inc.                              Exhibit A

      10.2     1989 Stock Option Plan of The Actava    Proxy Statement dated March 31, 1989,
               Group Inc.                              Exhibit A

      10.3     1969 Restricted Stock Plan of The       Annual Report on Form 10-K for the
               Actava Group Inc.                       year ended December 31, 1990, Exhibit
                                                       10.3

                                                  Exhibits Incorporated Herein by Reference
                                                  -----------------------------------------

Designation of                                            Document with Which Exhibit
Exhibit in This                                            Was Previously Filed with
   Form 10-K         Description of Exhibits                       Commission
   ---------         -----------------------                       ----------
      10.4     1991 Non-Employee Director Stock        Annual Report on Form 10-K for the
               Option Plan.                            year ended December 31, 1991, Exhibit
                                                       10.4

      10.5     Amendment to 1991 Non-Employee          Annual Report on Form 10-K for the
               Director Stock Option Plan.             year ended December 31, 1992, Exhibit
                                                       10.5

      10.6     Snapper Power Equipment Profit          Annual Report on Form 10-K for the
               Sharing Plan.                           year ended December 31, 1987, Exhibit
                                                       10.6

      10.7     Retirement Plan executed November 1,    Annual Report on Form 10-K for the
               1990, as amended effective January 1,   year ended December 31, 1990, Exhibit
               1989.                                   10.7

      10.8     Supplemental Retirement Plan of The     Annual Report on Form 10-K for
               Actava Group Inc.                       the year ended December 31, 1983,
                                                       Exhibit 10.8

      10.9     Supplemental Executive Medical          Annual Report on Form 10-K for the
               Reimbursement Plan.                     year ended December 31, 1990, Exhibit
                                                       10.9

     10.10     Amendment to Supplemental Retirement    Annual Report on Form 10-K for the
               Plan of The Actava Group Inc.,          year ended December 31, 1991, Exhibit
               effective April 1, 1992.                10.10

     10.11     1992 Officer and Director Stock         Annual Report on Form 10-K for the
               Purchase Plan.                          year ended December 31, 1991, Exhibit
                                                       10.11

     10.12     Form of Restricted Purchase Agreement   Annual Report on Form 10-K for the
               between certain officers of The         year ended December 31, 1991, Exhibit
               Actava Group Inc. and The Actava        10.12
               Group Inc.

     10.14     Form of Indemnification Agreement       Annual Report on Form 10-K for the
               between Actava and certain of its       year ended December 31, 1993, Exhibit
               directors and executive officers.       10.14

     10.15     Employment Agreement between The        Current Report on Form 8-K dated
               Actava Group Inc. and John D.           April 19, 1994, Exhibit 10.15
               Phillips dated April 19, 1994.

     10.16     First Amendment to Employment           Annual Report on Form 10-K for the
               Agreement dated November 1, 1995        year ended December 31, 1995, Exhibit
               between Metromedia International        10.16
               Group and John D. Phillips.

     10.17     Option Agreement between The Actava     Current Report on Form 8-K dated
               Group Inc. and John D. Phillips dated   April 19, 1994, Exhibit 10.17
               April 19, 1994.

                                                  Exhibits Incorporated Herein by Reference
                                                  -----------------------------------------

Designation of                                            Document with Which Exhibit
Exhibit in This                                            Was Previously Filed with
   Form 10-K         Description of Exhibits                       Commission
   ---------         -----------------------                       ----------
     10.18     Registration Rights Agreement among     Current Report on Form 8-K dated
               The Actava Group Inc., Renaissance      April 19, 1994, Exhibit 10.18
               Partners and John D. Phillips dated
               April 19, 1994.

     10.19     Shareholders Agreement dated as of      Annual Report on Form 10-K for the
               December 6, 1994 among The Actava       year ended December 31, 1994, Exhibit
               Group Inc., Roadmaster, Henry Fong      10.19
               and Edward Shake.

     10.20     Registration Rights Agreement dated     Annual Report on Form 10-K for the
               as of December 6, 1994 between The      year ended December 31, 1994, Exhibit
               Actava Group Inc. and Roadmaster.       10.20

     10.21     Environmental Indemnity Agreement       Annual Report on Form 10-K for the
               dated as of December 6, 1994 between    year ended December 31, 1994, Exhibit
               The Actava Group Inc. and Roadmaster.   10.21

     10.22     Lease Agreement dated October 21,       Annual Report on Form 10-K for the
               1994 between JDP Aircraft II, Inc.      year ended December 31, 1994, Exhibit
               and The Actava Group Inc.               10.22

     10.23     Lease Agreement dated as of October 4,  Quarterly Report on Form 10-Q for the
               1995 between JDP Aircraft II, Inc. and  quarter ended September 30, 1995,
               The Actava Group Inc.                   Exhibit 10.23

     10.37     Management Agreement dated              Annual Report on Form 10-K for
               November 1, 1995 between Metromedia     the year ended December 31, 1996,
               Company and Metromedia International    Exhibit 10.37
               Group, Inc.

     10.38     The Metromedia International Group,     Proxy Statement dated August 6, 1996,
               Inc. 1996 Incentive Stock Plan.         Exhibit B

     10.39     License Agreement dated November 1,     Annual Report on Form 10-K for the
               1995 between Metromedia Company and     year ended December 31, 1996, Exhibit
               Metromedia International Group, Inc.    10.39

     10.40     MITI Bridge Loan Agreement dated        Annual Report on Form 10-K for the
               February 29, 1996, among Metromedia     year ended December 31, 1996, Exhibit
               Company and MITI                        10.40

     10.41     Metromedia International                Quarterly Report on Form 10-Q ended
               Telecommunications, Inc. 1994 Stock     March 31, 1996, Exhibit 10.41
               Plan

     10.42     Amended and Restated Credit Security    Quarterly Report on Form 10-Q for the
               and Guaranty Agreement dated as of      quarter ended June 30, 1996, Exhibit
               November 1, 1995, by and among Orion    10.42
               Pictures Corporation, the Corporate
               Guarantors' referred to herein, and
               Chemical Bank, as Agent for the
               Lenders.

     10.43     Metromedia International Group/Motion   Quarterly Report or Form 10-Q for the
               Picture Corporation of America          quarter ended June 30, 1996, Exhibit
               Restricted Stock Plan                   10.43

     10.44     The Samuel Goldwyn Company Stock        Registration Statement on Form S-8
               Awards Plan, as amended                 (Registration No. 333-6453), Exhibit
                                                       10.44

     10.45*    Credit Agreement, dated November 26,
               1996 between Snapper, Inc. and
               AmSouth Bank of Alabama

                                                  Exhibits Incorporated Herein by Reference
                                                  -----------------------------------------

Designation of                                            Document with Which Exhibit
Exhibit in This                                            Was Previously Filed with
   Form 10-K         Description of Exhibits                       Commission
   ---------         -----------------------                       ----------
     10.46*    Amendment No. 1  to License Agreement
               dated June 13, 1996 between
               Metromedia Company and Metromedia
               International Group, Inc.

     10.47*    Amendment No. 1 to Management
               Agreement dated as of  January 1,
               1997  between Metromedia Company and
               Metromedia International Group, Inc.

     10.48*    Amended and Restated Agreement and
               Plan of Merger, dated as of May 17,
               1996 between Metromedia International
               Group, Inc., MPCA Merger Corp. and
               Bradley Krevoy and Steven Stabler and
               Motion Picture Corporation of America

       11*     Statement of computation of earnings
               per share.

       16      Letter from Ernst & Young to the        Current Report on Form 8-K dated
               Securities and Exchange Commission.     November 1, 1995

       21      List of subsidiaries of Metromedia      Annual Report on Form 10-K for the
               International Group, Inc.               year ended December 31, 1996, Exhibit
                                                       21

     23.1*     Consent of KPMG Peat Marwick LLP
               regarding Metromedia International
               Group, Inc.

      27*      Financial Data Schedule

----------

*Filed herewith

================================================================================
Metromedia International Group, Inc.
================================================================================

              METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Report of Independent Auditors' ...........................................  F-1

Consolidated Statements of Operations for the
  years ended December 31, 1996, December 31, 1995
  and February  28, 1995 ..................................................  F-2

Consolidated Balance Sheets as of December 31, 1996
  and December 31, 1995 ...................................................  F-3

Consolidated Statements of Cash Flows for the years
  ended December 31, 1996, December 31, 1995 and
  February 28, 1995 .......................................................  F-4

Consolidated Statements of Stockholders' Equity for
  the years ended December 31, 1996, December 31, 1995
  and February 28, 1995 ...................................................  F-5

Notes to Consolidated Financial Statements ................................  F-6

Consolidated Financial Statement Schedules:

     I.  Condensed Financial Information of Registrant ....................  S-1

     II. Valuation and Qualifying Accounts ................................  S-5

     All other schedules have been omitted either as inapplicable or not required under the Instructions contained in Regulation S-X or because the information included in the Consolidated Financial Statements or the Notes thereto listed above.

                          Independent Auditors' Report

The Board of Directors and Stockholders
Metromedia International Group, Inc.:

We have audited the accompanying consolidated financial statements of Metromedia International Group, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996 and for the year ended February 28, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       KPMG Peat Marwick LLP



New York, New York
March 27, 1997

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                         Years Ended
                                                          ----------------------------------------
                                                          December 31,  December 31,  February 28,
                                                              1996          1995          1995
                                                          ----------     ---------     -----------
                                                                          (Note 1)
Revenues                                                   $ 201,755     $ 138,970     $ 194,789

Cost and expenses:
     Cost of sales and rentals and operating expenses        161,564       132,951       187,477
     Selling, general and administrative                      81,481        51,961        41,955
     Depreciation and amortization                            13,232         2,795         1,916
                                                           ---------     ---------     ---------

Operating loss                                               (54,522)      (48,737)      (36,559)

Interest expense, including amortization of debt discount
     of $4,850 in December 31, 1996, $10,436 in December
     31, 1995, and $12,153 in February 28, 1995               36,256        33,114        32,389
Interest income                                                8,838         3,575         3,094
                                                           ---------     ---------     ---------
     Interest expense, net                                    27,418        29,539        29,295

Loss before provision for income taxes,
     equity in losses of Joint Ventures, discontinued
     operations and extraordinary item                       (81,940)      (78,276)      (65,854)
Provision for income taxes                                     1,414           767         1,300
Equity in losses of Joint Ventures                            11,079         7,981         2,257
                                                           ---------     ---------     ---------

Loss from continuing operations
     before discontinued operations and
     extraordinary item                                      (94,433)      (87,024)      (69,411)

Discontinued operations:
     Loss on disposal of assets held for sale                (16,305)     (293,570)         --
                                                           ---------     ---------     ---------

Loss before extraordinary item                              (110,738)     (380,594)      (69,411)

Extraordinary item:
     Early extinguishment of debt                             (4,505)      (32,382)         --
                                                           ---------     ---------     ---------

Net loss                                                   $(115,243)    $(412,976)    $ (69,411)
                                                           =========     =========     =========

Primary loss per common share:
    Continuing operations                                  $   (1.74)    $   (3.54)    $   (3.43)
                                                           =========     =========     =========
    Discontinued operations                                $   (0.30)    $  (11.97)    $     --
                                                           =========     =========     =========
    Extraordinary item                                     $   (0.08)    $   (1.32)    $     --
                                                           =========     =========     =========
    Net loss                                               $   (2.12)    $  (16.83)    $   (3.43)
                                                           =========     =========     =========

           See accompanying notes to consolidated financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                     December 31,  December 31,
                                                                         1996          1995
                                                                     ------------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents                                           $  91,130      $  26,889
  Short-term investments                                                   --            5,366
  Accounts receivable:
    Film, net of allowance for doubtful accounts
      of $11,600 at December 31, 1996 and 1995                           30,447         27,306
    Other, net of allowance for doubtful accounts
      of $1,691 and $313 at December 31, 1996 and
      1995, respectively                                                 40,287          2,146
  Film inventories                                                       66,156         59,430
  Inventories                                                            54,404            224
  Other assets                                                            8,123          6,314
                                                                      ---------      ---------
         Total current assets                                           290,547        127,675

Investments in and advances to Joint Ventures                            65,447         36,934
Asset held for sale - RDM Sports Group, Inc.                             31,150         47,455
Asset held for sale - Snapper, Inc.                                        --           79,200
Property, plant and equipment, net of accumulated
  depreciation                                                           73,928          5,797
Film inventories                                                        186,143        137,233
Long-term film accounts receivable                                       20,214         31,308
Intangible assets, less accumulated amortization                        258,783        119,485
Other assets                                                             18,528         14,551
                                                                      ---------      ---------
          Total assets                                                $ 944,740      $ 599,638
                                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                                 $  25,968      $   4,695
     Accrued expenses                                                   108,082         96,113
     Participations and residuals                                        36,529         19,143
     Current portion of long-term debt                                   55,638         40,597
     Deferred revenues                                                   16,724         15,097
                                                                      ---------      ---------
     Total current liabilities                                          242,941        175,645

Long-term debt                                                          403,421        264,046
Participations and residuals                                             26,387         28,465
Deferred revenues                                                        48,188         47,249
Other long-term liabilities                                               4,121            395
                                                                      ---------      ---------
     Total liabilities                                                  725,058        515,800
                                                                      ---------      ---------

Commitments and contingencies
Stockholders' equity:
    Preferred Stock, authorized 70,000,000 shares,
    none issued                                                            --             --
    Common Stock, $1.00 par value, authorized
      400,000,000 and 110,000,000 shares, issued and
      outstanding 66,153,439 and 42,613,738 shares at
      December 31, 1996 and 1995, respectively                           66,153         42,614
    Paid-in surplus                                                     959,558        728,747
    Other                                                                (2,680)           583
    Accumulated deficit                                                (803,349)      (688,106)
                                                                      ---------      ---------
    Total stockholders' equity                                          219,682         83,838
                                                                      ---------      ---------
          Total liabilities and stockholders' equity                  $ 944,740      $ 599,638
                                                                      =========      =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                             Years Ended
                                                               ----------------------------------------
                                                               December 31,  December 31,  February 28,
                                                                   1996          1995          1995
                                                               -----------    ----------    -----------
Operations:
  Net loss                                                      $(115,243)    $(412,976)    $ (69,411)
Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Loss on disposal of assets held for sale                       16,305       293,570          --
    Equity in losses of Joint Ventures                             11,079         7,981         2,257
    Amortization of film costs                                     61,472        91,466       140,318
    Amortization of bank guarantee                                   --           2,956         4,951
    Amortization of debt discounts                                  4,850        10,436        12,153
    Depreciation and amortization                                  13,232         2,795         1,916
    Loss on early extinguishment of debt                            4,505        32,382          --

  Changes in assets and liabilities, net of effect
    of acquisitions and consolidation of Snapper:
    Decrease in accounts receivable                                15,211        15,114        21,575
    Increase in inventories                                        (2,697)         (224)         --
    Increase in other assets                                      (10,079)         --            --
    Decrease in accounts payable and accrued expenses                (621)       (4,723)       (3,160)
    Accrual of participations and residuals                        34,255        18,464        25,628
    Payments of participations and residuals                      (27,362)      (20,737)      (32,353)
    Decrease in deferred revenues                                 (20,984)      (12,269)      (30,041)
    Other operating activities, net                                  (568)       (2,125)        3,112
                                                                ---------     ---------     ---------
      Cash provided by (used in) operations                       (16,645)       22,110        76,945
                                                                ---------     ---------     ---------

Investing activities:
    Proceeds from Metromedia Company notes receivable                --          45,320          --
    Investments in and advances to Joint Ventures                 (40,999)      (21,949)      (16,409)
    Distributions from Joint Ventures                               3,438           784          --
    Investment in film inventories                                (67,176)       (4,684)      (22,840)
    Cash paid for acquisitions                                     (2,545)         --          (7,033)
    Cash acquired in acquisitions                                   8,238        66,702          --
    Additions to property, plant and equipment                     (8,729)       (3,475)       (4,808)
    Other investing activities, net                                 4,855        (6,521)        1,233
                                                                ---------     ---------     ---------
      Cash provided by (used in) investing activities            (102,918)       76,177       (49,857)
                                                                ---------     ---------     ---------

Financing activities:
    Proceeds from issuance of long-term debt                      360,252       176,938        40,278
    Proceeds from issuance of common stock                        190,604         2,282        17,690
    Payments on notes and subordinated debt                      (357,324)     (264,856)      (95,037)
    Proceeds from issuance of stock related to incentive plans        972          --            --
    Payment of deferred financing costs                           (10,700)         --            --
    Other financing activities, net                                  --             399           184
                                                                ---------     ---------     ---------
      Cash provided by (used in) financing activities             183,804       (85,237)      (36,885)
                                                                ---------     ---------     ---------

    Net increase (decrease) in cash and cash equivalents           64,241        13,050        (9,797)
    Effect of change in fiscal year                                  --         (13,583)         --
    Cash and cash equivalents at beginning of year                 26,889        27,422        37,219
                                                                ---------     ---------     ---------
    Cash and cash equivalents at end of year                    $  91,130     $  26,889     $  27,422
                                                                =========     =========     =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts))

                                                                                Years Ended
                                                  -----------------------------------------------------------------------
                                                      Common Stock
                                                  ---------------------
                                                   Number of               Paid-in                Accumulated
                                                    Shares       Amount    Surplus      Other       Deficit         Total
                                                  ----------     ------    --------     -----     -----------       -----
Balances, February 28, 1994                       17,188,408    $17,189    $265,156    $  --       $(240,727)    $  41,618

Issuance of stock related to private offerings     3,735,370      3,735      20,455       --            --          24,190

Issuance of stock related to incentive plans          11,120         11       3,618       --            --           3,629

Foreign currently translation adjustment                --         --          --          184          --             184

Net loss                                                --         --          --         --         (69,411)      (69,411)
                                                  ----------    -------    --------    -------     ---------     ---------
Balances, February 28, 1995                       20,934,898     20,935     289,229        184      (310,138)          210

November 1 Merger:

   Issuance of stock related to the
     acquisition of Actava and Sterling           17,974,155     17,974     316,791       --            --         334,765

   Issuance of stock in exchange for
    MetProductions and Met International           3,530,314      3,530      33,538       --            --          37,068

    Valuation of Actava and MITI options                --         --        25,677       --            --          25,677

    Revaluation of MITI minority interest               --         --        60,923       --          23,608        84,531

Adjustment for change in fiscal year                    --         --          --         --          11,400        11,400

Issuance of stock related to incentive plans         174,371        175       2,589       --            --           2,764

Foreign currency translation adjustment                 --         --          --          399          --             399

Net loss                                                --         --          --         --        (412,976)     (412,976)
                                                  ----------    -------    --------    -------     ---------     ---------
Balances, December 31, 1995                       42,613,738     42,614     728,747        583      (688,106)       83,838

Issuance of stock related to public
  offering, net                                   18,400,000     18,400     172,204       --            --         190,604

Issuance of stock related to the
  acquisitions of the Samuel Goldwyn
  Company and Motion Picture
  Corporation of America                           4,715,869      4,716      54,610       --            --          59,326

Issuance of stock related to incentive plans         423,832        423       3,997     (3,174)         --           1,246

Foreign currency translation adjustment                 --         --          --         (618)         --            (618)

Amortization of restricted stock                        --         --          --          529          --             529

Net loss                                                --         --          --         --        (115,243)     (115,243)
                                                  ----------    -------    --------    -------     ---------     ---------
Balances, December 31, 1996                       66,153,439    $66,153    $959,558    $(2,680)    $(803,349)    $ 219,682
                                                  ==========    =======    ========    =======     =========     =========


          See accompanying notes to consolidated financial statements.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
Notes to Consolidated Financial Statements
================================================================================
1. Basis of Presentation, Description of the Business, Liquidity and Summary of Significant Accounting Policies
================================================================================

Basis of Presentation (see Note 2)

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Orion Pictures Corporation ("Orion" or the "Entertainment Group"), and Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group"). In connection with the November 1 Merger (see note 2), Snapper, Inc. ("Snapper"), a wholly-owned subsidiary of the Company, was included in the accompanying consolidated financial statements as an asset held for sale. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long term value. As of November 1, 1996, the Company has consolidated Snapper and has included Snapper's operating results for the two-month period ended December 31, 1996 in its statement of operations (see notes 2 and 4). All significant intercompany transactions and accounts have been eliminated.

Certain reclassifications have been made to prior year financial statements to conform to the December 31, 1996 presentation.

Different Fiscal Year Ends

The Company reports on the basis of a December 31 year end. In connection with the November 1 Merger discussed in note 2, Orion and MITI, for accounting purposes only, were deemed to be the joint acquirers of the Actava Group Inc. ("Actava") in a reverse acquisition. As a result, the historical financial statements of the Company for periods prior to the November 1 Merger are the combined financial statements of Orion and MITI. Orion historically reported on the basis of a February 28 year end.

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

Description of the Business

The Company is a global communications, media and entertainment company engaged in two strategic businesses: (i) the development and operation of communications businesses, including wireless cable television services, radio stations, paging systems, an international toll calling service and trunked mobile radio services, in the republics of the former Soviet Union, Eastern Europe, the Peoples Republic of China (the "PRC"), and other selected emerging markets, through its Communications Group and (ii) the production and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment product and the exploitation of its library of over 2,200 film and television titles, through its Entertainment Group. Through these individual operating businesses, the Company has established a significant presence in many aspects of the rapidly evolving communications, media and entertainment industries. Each of these businesses currently operates on a stand-alone basis, pursuing distinct business plans designed to capitalize on the growth opportunities within their individual industries.

================================================================================
Metromedia International Group, Inc.
================================================================================

In addition, the Company manufacturers Snapper(R) brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories and distributes edgers. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. The Company also manufactures a line of commercial lawn and turf equipment under the Snapper(R) brand.

Liquidity

MMG is a holding company, and accordingly, does not generate cash flows. The Entertainment Group and Snapper are restricted under covenants contained in their respective credit agreements from making dividend payments or advances to MMG. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group including future acquisitions will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. There can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

MMG is obligated to make principal and interest payments under its own various debt agreements and has debt repayment requirements of $17.1 million and $60.3 million in 1997 and 1998, respectively (see note 9), in addition to funding its working capital needs, which consist principally of corporate overhead and payments on self insurance claims.

In the short term, MMG intends to satisfy its current obligations and commitments with available cash on hand and the proceeds from the sale of RDM Sports Group, Inc. (see note 5). At December 31, 1996 MMG had approximately $82.7 million of available cash on hand. The Company anticipates disposing of its investment in RDM Sports Group, Inc. during 1997. The carrying value of the Company's investment in RDM Sports Group, Inc. at December 31, 1996 was $31.2 million.

Management believes that its available cash on hand and proceeds from the disposition of its investment in RDM Sports Group, Inc., will provide sufficient funds for the Company to meet its obligations, including the Communications Group's funding requirements, in the short term. However, no assurances can be given that the Company will be able to dispose of RDM Sports Group, Inc. in a timely fashion and on favorable terms. Any delay in the sale of RDM Sports Group, Inc. or reductions in the proceeds anticipated to be received upon this disposition may result in the Company's inability to satisfy its obligations, including the funding of the Communications Group during the year ended December 31, 1997. Delays in funding the Communications Group's capital requirements may have a material adverse impact on the results of operations of the Communications Group's Joint Ventures.

The Company expects that it will sell either equity or debt securities in a public or private offering during the remainder of 1997. The Company intends to use the proceeds from the sale of these securities to finance the continued build-out of the Communications Group's systems and for general corporate purposes, including working capital needs of the Company and its subsidiaries, the repayment of certain indebtedness of the Company and its subsidiaries and potential future acquisitions. However, no assurances can be given that the Company will be able to successfully complete the sale of its securities in a timely fashion or on favorable terms.

================================================================================
Metromedia International Group, Inc.
================================================================================

In addition, management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global communications, media and entertainment company, (ii) the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) the Entertainment Group's ability to generate positive cash flows sufficient to meet its planned film production release schedule and service the Entertainment Group Credit Facility. In addition to disposing of its investment in RDM Sports Group, Inc., the Company may be required to (i) attempt to obtain financing in addition to the offering described above, through the public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

Summary of Significant Accounting Policies

Investments

Equity Method Investments

Investments in other companies and Joint Ventures ("Joint Ventures") which are not majority owned, or which the Company does not control but in which it exercises significant influence are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures". Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses of the Joint Venture. Equity in the losses of the Joint Ventures are recognized according to the percentage ownership in each Joint Venture until the Company's Joint Venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the Joint Venture if it is the principal funding source for the Joint Venture.

During the year ended February 28, 1995 ("fiscal 1995"), the Company changed its policy of accounting for the Joint Ventures by recording its equity in their earnings and losses based upon a three-month lag. As a result, the December 31, 1996 and 1995 consolidated statement of operations reflects twelve months of operations through September 30, 1996 and 1995, respectively, for the Joint Ventures and the February 28, 1995 consolidated statement of operations reflects nine months of operations through September 30, 1994 for the Joint Ventures. The effect of this change in accounting policy in fiscal 1995 is not material to the consolidated financial statements.

During the year ended December 31, 1995 ("calendar 1995"), the Company changed its policy of consolidating two indirectly owned subsidiaries by recording the related assets and liabilities and results of operations based on a three-month lag. As a result, the December 31, 1996 and 1995 balance sheets includes the accounts of these subsidiaries at September 30, 1996 and 1995, respectively, and the calendar 1995 statement of operations reflects the results of operations of these subsidiaries for the nine months ended September 30, 1995. Had the Company applied this method from October 1, 1994, the effect on reported December 31, 1995 results would not have been material. For the year ended December 31, 1996 ("calendar 1996") the results of operations reflect twelve months of activity based upon a September 30 fiscal year end of these subsidiaries.

================================================================================
Metromedia International Group, Inc.
================================================================================

Short-Term Investments

The Company classifies its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale.

Management determines the appropriate classification of investments as trading, held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

At December 31, 1995 short-term investments of $5.4 million, classified as available-for-sale, had an amortized cost that approximated fair value. The short-term investments were sold during calendar 1996.

Revenue Recognition

The Communications Group

The Communications Group and its Joint Ventures' cable, paging and telephony operations recognize revenues in the period the service is provided. Installation fees are recognized as revenues upon subscriber hook-up to the extent installation costs are incurred. Installation fees in excess of installation costs are deferred and recognized over the length of the related individual contract. The Communications Group and its Joint Ventures' radio operations recognize advertising revenue when commercials are broadcast.

The Entertainment Group

Revenue from the theatrical distribution of films is recognized as the films are exhibited. The Entertainment Group distributes its films to the home video market in the United States and Canada. The Entertainment Group's home video revenue, less a provision for returns, is recognized when the video cassettes are shipped. Distribution of the Entertainment Group's films to the home video markets in foreign countries is generally effected through subdistributors who control various aspects of distribution. When the terms of sale to such subdistributors include the receipt of nonrefundable guaranteed amounts by the Entertainment Group, revenue is recognized when the film is available to the subdistributors for exhibition or exploitation and other conditions of sale are met. When the arrangements with such subdistributors call for distribution of the Entertainment Group's product without a minimum amount guaranteed to the Entertainment Group, such sales are recognized when the Entertainment Group's share of the income from exhibition or exploitation is earned.

================================================================================
Metromedia International Group, Inc.
================================================================================

Revenue from the licensing of the Entertainment Group's film product to networks, basic and pay cable companies and television stations or groups of stations in the United States and Canada, as well as in foreign territories, is recognized when the license period begins and when certain other conditions are met, including the availability of such product for exhibition.

Snapper

Sales are recognized when the products are shipped to distributors or dealers.

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

Inventories

Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager inventories are calculated on the weighted average method.

Inventories consist of the following as of December 31, 1996 and 1995 (in thousands):

                                                     1996              1995
                                                     ----              ----

Lawn and garden equipment:
Raw materials                                     $  18,733         $    --
Finished goods                                       34,822              --
                                                  ---------         ---------
                                                     53,555              --
Telecommunications:
Pagers                                                  849               224
                                                  ---------         ---------

                                                  $  54,404         $     224
                                                  =========         =========

================================================================================
Metromedia International Group, Inc.
================================================================================

Property Plant and Equipment

Property, plant and equipment at December 31, 1996 and 1995 consists of the following (in thousands):

                                                    1996              1995
                                                    ----              ----

Land                                             $   2,270          $   --
Buildings and improvements                          12,409              --
Machinery and equipment                             39,723             7,764
Theatre and other
leasehold improvements                              26,698               419
                                                 ---------          --------
                                                    81,100             8,183

Less: Accumulated depreciation and
      amortization                                  (7,172)           (2,386)
                                                 ---------          --------

                                                 $  73,928          $  5,797
                                                 =========          ========

Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Theatre and other leasehold improvements are amortized using the straight-line method over the life of the improvements or the life of the lease, whichever is shorter.

Intangible Assets

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses and frequency rights are amortized over periods of 20 to 25 years. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over 25 years using the straight-line method.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying value is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. The Company believes that the carrying value of recorded intangibles is not impaired.

Impairment of Long-Lived Assets

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," on January 1, 1996. SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS 121 did not have any impact on the Company's financial position, results of operations, or liquidity.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus the additional shares that would result from the conversion of the 6 1/2% Convertible Subordinated Debentures (see note 9). Net income (loss) is adjusted by interest (net of income taxes) on the 6 1/2% Convertible Subordinated Debentures. The computation of fully diluted earnings per share is used only when it results in an earnings per share number which is lower than primary earnings per share.

The loss per share amounts for fiscal 1995 represent combined Orion and MITI's common shares converted at the exchange ratios used in the November 1 Merger (see note 2).

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 ("SFAS 107") "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

     Long-term Debt

     For long-term and subordinated debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See note 9 for the fair values of long-term debt.

Income Taxes

The Company accounts for deferred income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plans

Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure requirements of SFAS 123.

Pension and Other Postretirement Plans

Snapper has a defined benefit pension plan covering substantially all of its collective bargaining unit employees. The benefits are based on years of service multiplied by a fixed dollar amount and the employee's compensation during the five years before retirement. The cost of this program is funded currently.

Snapper also sponsors a defined benefit health care plan for substantially all of its retirees and employees. Snapper measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn postretirement benefits.

Barter Transactions

In connection with its AM/FM radio broadcast business, the Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

================================================================================
Metromedia International Group, Inc.
================================================================================

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

Under SFAS 52, foreign currency assets and liabilities are generally translated using the exchange rates in effect at the balance sheet date. Results of operations are generally translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as part of the foreign currency translation adjustment in stockholders' equity. Gains and losses from foreign currency transactions are included in net income in the period in which they occur.

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations. Such differences amounted to $255,000, $54,000 and $69,000 for calendar 1996, calendar 1995, and fiscal 1995, respectively, and were immaterial to the Company's results of operations for each of the periods presented. In addition, translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected in the Company's statements of cash flow for each of the periods presented.

Accrued Expenses

Accrued expenses at December 31, 1996 and 1995 consist of the following (in thousands):

                                                      1996             1995
                                                      ----             ----

Accrued salaries and wages                          $  4,919         $  9,627
Accrued taxes                                         25,467           11,000
Accrued interest                                       7,176            9,822
Self-insurance claims payable                         29,833           31,549
Accrued warranty costs                                 4,317               -
Accrued film distribution costs                        7,742            6,328
Other                                                 28,628           27,787
                                                    --------         --------
                                                    $108,082         $ 96,113
                                                    ========         ========

================================================================================
Metromedia International Group, Inc.
================================================================================

Self-Insurance

The Company is self-insured for workers' compensation, health, automobile, product and general liability costs for its lawn and garden operation and for certain former subsidiaries. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

Cash and Cash Equivalents

Cash equivalents consists of highly liquid instruments with maturities of three months or less at the time of purchase. Included in cash at December 31, 1996, is approximately $1.0 million of restricted cash which represents collateral pursuant to the terms of the Snapper Credit Agreement (see note 9).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information (in thousands):

                                        Calendar      Calendar          Fiscal
                                          1996          1995             1995
                                          ----          ----             ----
Cash paid during the year for:

Interest                                $ 32,015     $ 12,270         $  13,108
                                        ========     ========         =========

Taxes                                   $    728     $    996         $   1,804
                                        ========     ========         =========

Supplemental schedule of non-cash investing and financing activities (in thousands):

                                        Calendar      Calendar         Fiscal
                                          1996          1995            1995
                                          ----          ----            ----

Acquisition of business:
   Fair value of assets acquired        $ 120,882    $ 290,456        $    --
   Fair value of liabilities assumed      180,591      239,109             --
                                        ---------    ---------        ----------

       Net value                        $ (59,709)   $  51,347        $    --
                                        =========    =========        ==========

In connection with acquisition of Motion Picture Corporation of America in 1996, the Company issued debt of $1.2 million and restricted common stock valued at $3.2 million.

See note 4 regarding the consolidation of Snapper.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
2.  The November 1 Merger
================================================================================

On November 1, 1995, (the "Merger Date") Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling"), consummated the mergers contemplated by the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") dated as of September 27, 1995. The Merger Agreement provided for, among other things, the simultaneous mergers of each of Orion and MITI with and into OPC Merger Corp. and MITI Merger Corp., the Company's recently-formed subsidiaries, and the merger of Sterling with and into the Company (the "November 1 Merger"). In connection with the November 1 Merger, the Company changed its name from The Actava Group Inc. to Metromedia International Group, Inc.

Upon consummation of the November 1 Merger, all of the outstanding shares of the common stock, par value $.25 per share of Orion (the "Orion Common Stock"), the common stock, par value $.001 per share, of MITI (the "MITI Common Stock") and the common stock, par value $.001 per share, of Sterling (the "Sterling Common Stock") were exchanged for shares of the Company's common stock, par value $1.00 per share, pursuant to exchange ratios contained in the Merger Agreement. Pursuant to such ratios, holders of Orion Common Stock received .57143 shares of the Company's common stock for each share of Orion Common Stock (resulting in the issuance of 11,428,600 shares of common stock to the holders of Orion Common Stock), holders of MITI Common Stock received 5.54937 shares of the Company's common stock for each share of MITI Common Stock (resulting in the issuance of 9,523,817 shares of the Company's common stock to the holders of MITI Common Stock) and holders of Sterling Common Stock received .04309 shares of the Company's common stock for each share of Sterling Common Stock (resulting in the issuance of 483,254 shares of the Company's common stock to the holders of Sterling Common Stock).

In addition, pursuant to the terms of a contribution agreement dated as of November 1, 1995 among the Company and two affiliates of Metromedia Company ("Metromedia"), MetProductions, Inc. ("MetProductions") and Met International, Inc. ("Met International"), MetProductions and Met International contributed to the Company an aggregate of $37,068,303 consisting of (i) interests in a partnership and (ii) the principal amount of indebtedness of Orion and its affiliate, and indebtedness of an affiliate of MITI, owed to MetProductions and Met International respectively, in exchange for an aggregate of 3,530,314 shares of the Company's common stock.

Immediately prior to the consummation of the November 1 Merger, there were 17,490,901 shares of the Company's common stock outstanding. As a result of the consummation of the November 1 Merger and the transactions contemplated by the contribution agreement, the Company issued an aggregate of 24,965,985 shares of common stock. Following consummation of the November 1 Merger and the transactions contemplated by the contribution agreement, Metromedia Company (an affiliate of the Company) and its affiliates (the "Metromedia Holders") collectively held an aggregate of 15,252,128 shares of common stock (or 35.9% of the issued and outstanding shares of common stock).

Due to the existence of the Metromedia Holders' common control of Orion and MITI prior to consummation of the November 1 Merger, their combination pursuant to the November 1 Merger was accounted for as a combination of entities under common control. Orion was deemed to be the acquirer in the common control merger. As a result, the combination of Orion and MITI was effected utilizing historical costs for the ownership interests of the Metromedia Holders in MITI. The remaining ownership interests of MITI, were accounted for in accordance with the purchase method of accounting based on the fair value of such ownership interests, as determined by the value of the shares received by the holders of such interests at the effective time of the November 1 Merger.

================================================================================
Metromedia International Group, Inc.
================================================================================

For accounting purposes only, Orion and MITI were deemed to be the joint acquirers of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Merger are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper (see notes 1 and 4). In addition, the Company's investment in RDM Sports Group, Inc. (formerly Roadmaster Industries, Inc.), was deemed to be a non-strategic asset (see note 5).

At December 31, 1995, Snapper was included in the accompanying balance sheet in an amount equal to the sum of estimated cash flows from the operations of Snapper plus the anticipated proceeds from the sale of Snapper which amounted to $79.2 million. The excess of the purchase price allocated to Snapper in the November 1 Merger over the expected estimated cash flows from the operations and sale of Snapper in the amount of $293.6 million has been reflected in the accompanying consolidated statement of operations as a loss on disposal of a discontinued operation. No income tax benefits were recognized in connection with this loss on disposal because of the Company's losses from continuing operations and net operating loss carryforwards.

The purchase price of Actava, Sterling and MITI minority interests, exclusive of transaction costs, amounted to $438.9 million at November 1, 1995. The excess purchase price over the net fair value of assets acquired amounted to $404 million at November 1, 1995, before the write-off of Snapper goodwill of $293.6 million.

Orion, MITI and Sterling were parties to a number of material contracts and other arrangements under which Metromedia Company and certain of its affiliates had, among other things, made loans or provided financing to, or paid obligations on behalf of, each of Orion, MITI and Sterling. On November 1, 1995 such indebtedness, financing and other obligations of Orion, MITI and Sterling to Metromedia and its affiliates were refinanced, repaid or converted into equity of MMG.

Certain of the amounts owed by Orion ($20.4 million), MITI ($34.1 million) and Sterling ($524,000) to Metromedia were financed by Metromedia through borrowings under a $55.0 million credit agreement between the Company and Metromedia (the "Actava-Metromedia Credit Agreement"). Orion, MITI and Sterling repaid such amounts to Metromedia, and Metromedia repaid the Company the amounts owed by Metromedia to the Company under the Actava-Metromedia Credit Agreement. In addition, certain amounts owed by Orion to Metromedia were repaid on November 1, 1995.

================================================================================
3.   Entertainment Group Acquisitions
================================================================================

On July 2, 1996, the Entertainment Group consummated the acquisition (the "Goldwyn Merger") of the Samuel Goldwyn Company ("Goldwyn") by merging the Company's newly formed subsidiary, SGC Merger Corp., into Goldwyn. Upon consummation of the Goldwyn Merger, Goldwyn was renamed Goldwyn Entertainment Company. Holders of common stock received .3335 shares of the Company's common stock (the "Common Stock") for each share of Goldwyn Common Stock in accordance with a formula set forth in the Agreement and Plan of Merger relating to the Goldwyn Merger (the "Goldwyn Merger Agreement"). Pursuant to the Goldwyn Merger, the Company issued 3,130,277 shares of common stock.

The purchase price, including the value of existing Goldwyn stock options and transaction costs related to the Goldwyn Merger, was approximately $43.8 million.

Also on July 2, 1996, the Entertainment Group consummated the acquisition (the "MPCA Merger", together with the Goldwyn Merger, the "July 2 Mergers") of Motion Picture Corporation of America ("MPCA") by merging the Company's recently formed subsidiary, MPCA Merger Corp., with MPCA. In connection with the MPCA Merger, the Company (i) issued 1,585,592 shares of common stock to MPCA's sole stockholders, and (ii) paid such stockholders approximately $1.2 million in additional consideration, consisting of promissory notes. The purchase price, including transaction costs, related to the acquisition of MPCA was approximately $21.9 million.

The excess of the purchase price over the net fair value of liabilities assumed in the July 2 Mergers amounted to $125.4 million.

Following the consummation of the July 2 Mergers, the Company contributed its interests in Goldwyn and MPCA to Orion, with Goldwyn and MPCA becoming wholly-owned subsidiaries of Orion. Orion, Goldwyn and MPCA are collectively referred to as the Entertainment Group. The July 2 Mergers have been recorded in accordance with the purchase method of accounting for business combinations. The purchase price to acquire both Goldwyn and MPCA were allocated to the net assets acquired according to management's estimate of their respective fair values and the results of those purchased businesses have been included in the accompanying consolidated condensed financial statements from July 2, 1996, the date of acquisition.

The following unaudited pro forma information illustrates the effect of the July 2 Mergers on revenues, loss from continuing operations, net loss and net loss per share for the years ended December 31, 1996 and 1995, and assumes that the July 2 Mergers occurred at the beginning of each period, the November 1 Merger occurred at the beginning of 1995, Snapper was included in consolidated results of operations at the beginning of 1995 and does not account for refinancing of certain indebtedness of Goldwyn and MPCA debt as discussed in note 9 (in thousands, except per share amounts):

                                            1996              1995
                                            ----              ----
                                        (Unaudited)        (Unaudited)

Revenues                                $  419,960         $   401,132
                                        ==========         ===========
Loss from continuing operations           (144,897)           (185,865)
                                        ==========         ===========
Net loss                                  (165,707)           (511,817)
                                        ==========         ===========
Net loss per share                      $    (2.92)        $    (10.76)
                                        ==========         ===========

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
4.  Snapper, Inc.
================================================================================

In connection with the November 1 Merger, Snapper was classified as an asset held for sale. Subsequently, the Company has announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper in order to grow and develop Snapper so as to maximize its long term value to the Company. Snapper has been included in the consolidated financial statements as of November 1, 1996. The allocation of the November 1, 1996 carrying value of Snapper, $73.8 million, which included an intercompany receivable of $23.8 million, is as follows (in thousands):

Cash                                                     $  7,395
Accounts receivable                                        36,544
Inventories                                                51,707
Property, plant and equipment                              29,118
Other assets                                                  773
Accounts payable and accrued expenses                     (25,693)
Debt                                                      (40,059)
Other liabilities                                          (3,200)
                                                         --------
Excess of assets over liabilities                          56,585

Carrying value at November 1, 1996                         73,800
                                                         --------
Excess of carrying value over fair
     value of net assets                                 $ 17,215
                                                         ========

The following table summarizes the operating results of Snapper for the ten-months ended October 31, 1996 and for the period November 1, 1995 to December 31, 1995 (in thousands):

                                                      1996               1995
                                                      ----               ----

Net sales                                          $ 130,623           $ 14,385
Operating expenses                                   148,556             34,646
                                                   ---------           --------
Operating loss                                       (17,933)           (20,261)
Interest expense                                      (6,859)            (1,213)
Other income (expenses)                                1,210               (259)
                                                   ---------           --------
Loss before taxes                                    (23,582)           (21,733)
Income taxes                                            --                 --
                                                   ---------           --------
Net loss                                           $ (23,582)          $(21,733)
                                                   =========           ========

As part of Snapper's transition to the dealer-direct business, Snapper has from time to time reacquired the inventories and less frequently has purchased the accounts receivable of distributors it has canceled. The purchase of inventories is recorded by reducing sales for the amount credited to accounts receivable from the canceled distributor and recording the repurchased inventory at the lower of cost or market. During 1996 and 1995, 18 and 7 distributors were canceled, respectively. Inventories purchased (and/or credited to the account of canceled distributors) under such arrangements amounted to (in thousands):

                           Two-months          Ten-months         Two-months
                              ended              ended               ended
                        December 31, 1996   October 31, 1996   December 31, 1995
                        -----------------   ----------------   -----------------

Inventories                  $ 2,438            $ 15,550            $ 4,596
Decrease in gross profit       2,106               5,967              1,245

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
5.  RDM Sports Group, Inc.
================================================================================

The Company has identified its investment in RDM Sports Group, Inc. ("RDM") as a non-strategic asset and the Company's investment in RDM is included in the balance sheet at December 31, 1996 and 1995 as an asset held for sale. As of November 1, 1995, the Company's investment in RDM was adjusted to the anticipated proceeds from its sale under the purchase method of accounting. Management regularly monitors and evaluates the net realizable value of its assets held for sale to determine whether their carrying values have been impaired. During 1996, the Company reduced the carrying value of its investment in RDM to $31.2 million. The Company's write-down of its investment in RDM of $16.3 million is reflected as a discontinued operation in the 1996 consolidated statement of operations. The Company intends to dispose of its RDM stock during 1997. The equity in earnings and losses of RDM have been excluded from the Company's results of operations since the November 1 Merger.

As of December 31, 1996, the Company owned 39% of the issued and outstanding shares of RDM Common Stock based on approximately 49,507,000 shares of RDM Common Stock outstanding at November 8, 1996. Summarized financial information for RDM is shown below (in thousands):

                                       As of, and for the    As of, and for the
                                       nine months ended         year ended
                                         September 28,          December 31,
                                             1996                   1995
                                             ----                   ----
                                         (Unaudited)

Net sales                                 $ 304,235              $ 730,875
Gross profit                                 12,369                 86,607
Interest expense                             19,920                 35,470
Gain on sale of subsidiaries                 98,475                   --
Net income (loss)                               412                (51,004)
Current assets                              209,272                406,586
Non-current assets                           82,657                170,521
Current liabilities                         126,144                232,502
Non-current liabilities                     110,730                289,081
Total shareholders' equity                   55,055                 55,524

================================================================================
6.     Film Accounts Receivable and Deferred Revenues
================================================================================

Film accounts receivable consists primarily of trade receivables due from film distribution, including theatrical, home video, basic cable and pay television, network, television syndication, and other licensing sources which have payment terms generally covered under contractual arrangements. Film accounts receivable is stated net of an allowance for doubtful accounts of $11.6 million at both December 31, 1996 and 1995.

The Entertainment Group has entered into contracts for licensing of theatrical and television product to the pay cable, home video and free television markets, for which the revenue and the related accounts receivable will be recorded in future periods when the films are available for broadcast or exploitation. These contracts, net of advance payments received and recorded in deferred revenues as described below, aggregated approximately $175.0 million at December 31, 1996. Included in this amount is $61.5 million of license fees for which the revenue and the related accounts receivable will be recorded only when the Entertainment Group produces or acquires new products.

================================================================================
Metromedia International Group, Inc.
================================================================================

Deferred revenues consist principally of advance payments received on pay cable, home video and other television contracts for which the films are not yet available for broadcast or exploitation.

================================================================================
7.   Film Inventories
================================================================================

The following is an analysis of film inventories at December 31, 1996 and 1995 (in thousands):

                                                          1996            1995
                                                          ----            ----
Current:
Theatrical and television product
  released less amortization                            $ 60,377        $ 59,430
Completed not released                                     5,779            --
                                                        --------        --------

                                                          66,156          59,430
                                                        --------        --------
Non Current:
Theatrical and television product
  released less amortization                             133,014         137,233
Completed not released                                     2,476            --
In process and other                                      50,653            --
                                                        --------        --------

                                                         186,143         137,233
                                                        --------        --------

                                                        $252,299        $196,663
                                                        ========        ========

The Entertainment Group has in prior years recorded substantial writeoffs to its released product. As a result, approximately one-half of the gross cost of film inventories are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. The Entertainment Group has amortized 94% of such gross cost of its film inventories. Approximately 98% of such gross film inventory costs will have been amortized by December 31, 1999. As of December 31, 1996, approximately 62% of the unamortized balance of such film inventories will be amortized within the next three-year period based upon the Company's revenue estimates at that date.

For the year ended December 31, 1996 interest costs of $1.2 million were capitalized to film inventories.

================================================================================
8.  Investments in and Advances to Joint Ventures
================================================================================

The Communications Group has recorded its investments in Joint Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures under the credit agreement range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into credit agreements with its Joint Ventures to provide up to $69.6 million in funding of which $18.9 million remains unfunded at December 31, 1996. Under its credit agreements the Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

================================================================================
Metromedia International Group, Inc.
================================================================================

At December 31, 1996 and 1995 the Communications Group's investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                  Investments in and advances to Joint Ventures

                                                                                          Year
                                                                                         Venture     Date Operations
                                                   1996        1995      Ownership %     Formed        Commenced
                                                   ----        ----      -----------     ------        ---------
Name

Wireless Cable TV
Kosmos TV, Moscow, Russia                       $    759    $   4,317      50%             1991          1992
Baltcom TV, Riga, Latvia                           8,513        6,983      50%             1991          1992
Ayety TV, Tbilisi, Georgia                         4,691        3,630      49%             1991          1993
Kamalak, Tashkent, Uzbekistan(1)                   6,031        3,731      50%             1992          1993
Sun TV, Kishinev, Moldova                          3,590        1,613      50%             1993          1994
Alma-TV, Almaty, Kazakhstan(1)                     2,840        1,318      50%             1994          1995
                                                --------    ---------
                                                  26,424       21,592
                                                --------    ---------

Paging

Baltcom Paging, Tallinn, Estonia                   3,154        2,585      39%             1992          1993
Baltcom Plus, Riga, Latvia                         1,711        1,412      50%             1994          1995
Tbilisi Paging, Tbilisi, Georgia                     829          619      45%             1993          1994
Raduga Paging, Nizhny Novgorod, Russia               450          364      45%             1993          1994
St. Petersburg Paging, St. Petersburg, Russia        963          527      40%             1994          1995
                                                --------    ---------
                                                   7,107        5,507
                                                --------    ---------

Radio Broadcasting

SAC/Radio 7, Moscow, Russia                         --          1,174       51%  (2)        1994         1994
Eldoradio, St. Petersburg, Russia                    435          561       50%             1993         1995
Radio Socci, Socci, Russia                           361          269       51%             1995         1995
                                                --------    ---------
                                                     796        2,004
                                                --------    ---------

Telephony

Telecom Georgia, Tbilisi, Georgia                  2,704        2,078      30%              1994         1994
Trunk mobile radio ventures                        2,049         --
                                                --------    ---------
                                                   4,753        2,078
                                                --------    ---------

Pre-Operational

St. Petersburg Cable, St. Petersburg, Russia         554         --        45%              1996      Pre-Operational
Minsk Cable, Minsk, Belarus                        1,980          918      50%              1993      Pre-Operational
Kazpage, Kazakhstan                                  350         --        51%              1996      Pre-Operational
Magticom, Tbilisi, Georgia                         2,450         --        34%              1996      Pre-Operational
Batumi Paging, Batumi, Georgia                       256         --        35%              1996      Pre-Operatoinal
Balcom GSM                                         7,874         --        24%              1996      Pre-Operational
PRC Telephony ventures and equipment               9,712        2,378
Other                                              3,191        2,457
                                                  ------      -------

                                                  26,367        5,753
                                                  ------      -------

Total                                            $65,447      $36,934
                                                 =======      =======

(1)  Includes paging operations
(2) During 1996, the Communications Group purchased an additional 32% of SAC/Radio 7, increasing the ownership percentage to 83% and acquiring control of its business. Accordingly, this investment is now accounted for on a consolidated basis.

================================================================================
Metromedia International Group, Inc.
================================================================================

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, special political, economic and social risks inherent in doing business in the republics of the former Soviet Union, Eastern Europe and the PRC. These include matters arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

MITI has obtained political risk insurance policies from the Overseas Private Investment Corporation ("OPIC") for two of its Joint Ventures. The policies cover loss of investment and losses due to business interruption caused by political violence or expropriation. Recently, the United States House of Representatives extended the insuring authority of OPIC for one year. If such authority is not further renewed, OPIC may be unable to write any new insurance policies or underwrite new investments.

Summarized combined balance sheet financial information as of September 30, 1996 and 1995 and combined statement of operations financial information for the years ended September 30, 1996 and 1995 and for the nine months ended September 30, 1994 of Joint Ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

Combined Balance Sheets                                    1996        1995
                                                           ----        ----

Assets

Current assets                                           $  16,073   $  6,937
Investments in wireless systems and equipment               38,447     31,349
Other assets                                                 3,100      2,940
                                                         ---------   --------

Total Assets                                             $  57,620   $ 41,226
                                                         =========   ========

Liabilities and Joint Ventures' Equity (Deficit)

Current liabilities                                      $  18,544   $ 10,954
Amount payable under MITI credit facility                   41,055     33,699
Other long-term liabilities                                  6,043       --
                                                         ---------   --------
                                                            65,642     44,653

Joint Ventures' Equity (Deficit)                            (8,022)    (3,427)
                                                         ---------   --------

Total Liabilities and Joint Ventures' Equity (Deficit)   $  57,620   $ 41,226
                                                         =========   ========

================================================================================
Metromedia International Group, Inc.
================================================================================

Combined Statement of Operations

                                                1996         1995         1994
                                                ----         ----         ----

Revenue                                       $ 43,768     $ 19,344     $ 3,280

Expenses:
    Cost of service                             15,171        9,993       2,026
    Selling, general and administrative         23,387       11,746       2,411
    Depreciation and amortization                7,989        3,917       1,684
    Other                                        1,674         --           203
                                              --------     --------     -------

Total expenses                                  48,221       25,656       6,324
                                              --------     --------     -------

Operating loss                                  (4,453)      (6,312)     (3,044)

Interest expense                                (3,655)      (1,960)       (632)
Other income (expense)                            (391)      (1,920)         47
Foreign currency translation                      (356)        (203)         15
                                              --------     --------     -------

Net loss                                      $ (8,855)    $(10,395)    $(3,614)
                                              ========     ========     =======

Financial information for Joint Ventures which are not yet operational is not included in the above summary. The Communication Group's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized at December 31, 1996 amounted to approximately $26.4 million.

================================================================================
Metromedia International Group, Inc.
================================================================================

The following table represents summary financial information for all operating entities being grouped as indicated as of and for the year ended December 31, 1996 and totals for the years ended December 31, 1995 and February 28, 1995 (in thousands):

                                                                                        Calendar      Calendar       Fiscal
                                      Wireless                 Radio                     1996           1995          1995
                                      Cable TV    Paging    Broadcasting   Telephony     Total          Total        Total
                                      --------    ------    ------------   ---------     -----          -----        -----
Consolidated Subsidiaries and Joint
Ventures

Revenues                              $    170   $  2,880      $ 9,363      $     52   $  12,465(1)   $   4,569(1)  $  3,545
Depreciation and amortization              302        461          174             4         941            498          635

Operating income (loss) before taxes      (832)      (427)       2,102          (298)        545           (260)      (1,485)

Assets                                   2,017      3,232        3,483         2,179      10,911         10,397       12,795
Capital expenditures                     1,813        443          555             6       2,817            212          146

Unconsolidated Equity
Joint Ventures

Revenues                              $ 17,850   $  5,207      $   504      $ 20,207   $  43,768      $  19,344     $  3,280
Depreciation and amortization            5,816      1,030           33         1,110       7,989          3,917        1,684
Operating income (loss)
 before taxes                           (4,398)    (1,276)        (492)        1,713      (4,453)        (6,312)      (3,044)

Assets                                  29,490      5,328          642        22,160      57,620         41,226       19,523
Capital expenditures                     7,889      1,238          234         2,096      11,457         21,446        8,333

Net investment in Joint Ventures        26,424      7,107          796         4,753      39,080         29,824       18,603
Equity in earnings (losses) of
consolidated investees                  (7,281)    (1,950)      (2,152)          304     (11,079)        (7,981)      (2,257)

Combined

Revenues                              $ 18,020   $  8,087      $ 9,867      $ 20,259   $  56,233      $  23,913     $  6,825
Depreciation and amortization            6,118      1,491          207         1,114       8,930          4,415        2,319
Operating income (loss) before taxes    (5,230)    (1,703)       1,610         1,415      (3,908)        (6,572)      (4,529)

Assets                                  31,507      8,560        4,125        24,339      68,531         51,623       32,318
Capital expenditures                     9,702      1,681          789         2,102      14,274         21,658        8,479

Subscribers (unaudited)                 69,118     44,836          n/a         6,642     120,596         52,360       17,773

(1) Does not reflect revenues for the Communications Group's headquarters of approximately $1.6 million for calendar 1996 and $600,000 for calendar 1995.

================================================================================
Metromedia International Group, Inc.
================================================================================

The following table represents information about the Communication Group's operations in different geographic locations:

                                  Republics of
                                     Former
                                  Soviet Union
                      United           and                   Other
                      States      Eastern Europe   PRC      Foreign      Total
                      ------      --------------   ---      -------      -----
Calendar
  1996
--------

Revenues             $  1,582         $12,413    $  --      $     52    $ 14,047
Assets                118,670          61,319     10,105       4,911     195,005
                     ========         =======    =======    ========    ========

Calendar
  1995
--------

Revenues                  589           4,569       --          --         5,158
Assets                119,280          39,269      2,384         156     161,089
                     ========         =======    =======    ========    ========
Fiscal
 1995
------

Revenues                  417           3,128       --          --         3,545
Assets                 12,518          27,764       --          --        40,282
                     ========         =======    =======    ========    ========

In December 1995, the Communications Group and Protocall Ventures, Ltd. ("Protocall") executed a letter of intent together with a loan agreement. The letter of intent called for the Communications Group to loan up to $1.5 million to Protocall and negotiate for the purchase by the Communications Group from Protocall of 51% of Protocall for $2.6 million. This letter was amended on April 12, 1996 to allow for a total borrowing of $1.9 million against the purchase price and to increase the Communications Group's ownership to 56% of Protocall. Upon closing of the purchase agreement, the principal and accrued interest under the loan were offset against the purchase price otherwise payable to Protocall. On May 17, 1996 the acquisition of Protocall by the Communications Group was completed with final payment of $600,000 to Protocall and all prior amounts loaned to Protocol were offset against the purchase price of $2.6 million. The transaction was accounted for under the purchase method of accounting. Accordingly, the difference between the purchase price and the underlying equity in the net assets of Protocall of approximately $1.5 million has been allocated to goodwill and is being amortized over 25 years.

In October 1996, The Communications Group entered into a Joint Venture agreement to design, construct, install and operate Magticom, a mobile radio network in Tbilisi, Georgia. The equity contribution to the Joint Venture is $5.0 million of which 49% was contributed by the Communications Group.

In December 1996, the Communications Group, through its 50% owned Moldovan Joint Venture, Sun-TV, acquired the assets of Eurocable Moldova, Ltd., a wired cable television company with approximately 30,000 subscribers, for approximately $1.5 million.

In January 1997, the Communication Group's 99% owned Joint Venture, Romsat
Cable TV and Radio, S.A., acquired the cable-television assets of Standard Ideal Consulting, S.A., a wired cable television company with approximately 37,000 subscribers, for approximately $2.8 million.

================================================================================
Metromedia International Group, Inc.
================================================================================

On March 18, 1996 Metromedia Asia Limited ("MAC," n/k/a Metromedia Asia Corporation), entered into a Joint Venture agreement with Golden Cellular Communications, Ltd, ("GCC") a company located in the PRC. The purpose of the Joint Venture is to provide wireless local loop telephony equipment, network planning, technical support and training to domestic telephone operators throughout the PRC. Total required equity contributions to the venture is $8.0 million, 60% of which is to be contributed by MAC and 40% by GCC.

The equipment contributed by MAC as an in-kind capital contribution must be verified by a Chinese registered accountant in order to obtain a business license. Although the capital verification process has not yet been successfully completed, MAC is continuing its efforts towards completion. Management believes that the capital verification will be completed successfully. In addition, GCC's potential customers require an allocation of an appropriate frequency spectrum to utilize the equipment contributed to the Venture.

In February 1997, MAC acquired Asian American Telecommunications Corporation ("AAT") pursuant to a Business Combination Agreement (the "BCA") in which MAC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (the "Exchange") (i) one AAT common share for one share of MAC common stock, par value $.01 per share ("MAC Common Stock"), (ii) one warrant to acquire one AAT common share at an exercise price of $4.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one AAT common share at an exercise price of $6.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $6.00 per share. AAT is engaged in the development and construction of communications services in the PRC. AAT, through a joint venture, has a contract with one of the PRC's two major providers of telephony services to provide telecommunications services in the Sichuan Province of the PRC. This transaction will be accounted for under the purchase method of accounting with MAC as the acquiring entity. Since the consummation of the acquisition the Communications Group owns 57% of MAC.

As a condition to the closing of the BCA, the Communications Group purchased from MAC, for an aggregate purchase price of $10.0 million, 3,000,000 shares of MAC's Class A Common Stock, par value $.01 per share (the "MAC Class A Common Stock") and 1,250,000 warrants to purchase an additional 1,250,000 shares of MAC Class A Common Stock, at an exercise price of $6.00 per share (the "MAC Purchase"). The securities received by the Communications Group in the MAC Purchase are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the MAC Purchase Agreement.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
9.  Long-term Debt
================================================================================

Long-term debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                1996      1995
                                                                ----      ----
MMG (excluding Communications Group, Entertainment
Group and Snapper)

MMG Credit Facility                                          $   --    $ 28,754
6 1/2% Convertible Debentures due 2002, net of
  unamortized discount of $15,261 and $17,994                  59,739    57,006
9 1/2% Debentures due 1998, net of unamortized discount
  of $86 and $140                                              59,398    59,344
9 7/8% Senior Debentures due 1997, net of
  unamortized premium of $38 and $217                          15,038    18,217
10% Debentures due 1999                                         5,467     6,075
MPCA Acquisition Notes Payable due 1997                         1,179      --
6 1/4% Secured Note Payable due 1998                              700     1,020
                                                             --------  --------
                                                              141,521   170,416
                                                             --------  --------
Entertainment Group

Notes payable to banks under Credit, Security
  and Guaranty Agreements                                     247,500   123,700
Other guarantees and contracts payable, net of
  unamortized discounts of $2,699 and $2,402                   16,138     9,939
                                                             --------  --------
                                                              263,638   133,639
                                                             --------  --------

Communications Group

Hungarian Foreign Trade Bank                                      246       588
                                                             --------  --------
                                                                  246       588
                                                             --------  --------
Snapper

Snapper Revolver                                                46,419      --
Industrial Development Bonds                                     1,050      --
                                                              --------  --------
                                                                47,469      --
                                                              --------  --------

Capital lease obligations, interest rates of 9% to 13%           6,185      --
                                                              --------  --------

     Less: current portion                                      55,638    40,597
                                                              --------  --------

     Long-term debt, net of current portion                   $403,421  $264,046
                                                              ========  ========

Aggregate annual repayments of long-term debt over the next five years and thereafter are as follows (in thousands):

                                  1997          $ 56,138
                                  1998            93,293
                                  1999            83,464
                                  2000            32,042
                                  2001           130,530
                                  Thereafter      81,600

================================================================================
Metromedia International Group, Inc.
================================================================================

MMG Debt (excluding Communications Group, Entertainment Group and Snapper)

In 1987 the Company issued $75.0 million of 6 1/2% Convertible Subordinated Debentures due in 2002 in the Euro-dollar market. The Debentures are convertible into common stock at a conversion price of $41 5/8 per share. At the Company's option, the Debentures may be redeemed at 100% plus accrued interest until maturity.

The 9 1/2% Subordinated Debentures are due in 1998. These debentures do not require annual principal payments.

The 9 7/8% Senior Subordinated Debentures are redeemable at the option of the Company, in whole or in part, at 100% of the principal amount plus accrued interest. Mandatory sinking fund payments of $3.0 million (which the Company may increase to $6.0 million annually) began in 1982 and are intended to retire, at par plus accrued interest, 75% of the issue prior to maturity. The Senior Subordinated Debetures were paid in March 1997.

At the option of the Company, the 10% Subordinated Debentures are redeemable, in whole or in part, at the principal amount plus accrued interest. Mandatory sinking fund payments of 10% of the outstanding principal amount commenced in 1989, however, the Company receives credit for debentures redeemed or otherwise acquired in excess of sinking fund payments.

During 1996 the Company repaid its outstanding balance of $28.8 million under its revolving Credit Facility.

The carrying value of the Company's long-term and subordinated debt, including the current portion at December 31, 1996, approximates fair value. Estimated fair value is based on a discounted cash flow analysis using current incremental borrowing rates for similar types of agreements and quoted market prices for issues which are traded.

Entertainment Group Credit Facility

On July 2, 1996, the Entertainment Group entered into a credit agreement with Chase Bank as agent for a syndicate of lenders, pursuant to which the lenders provided to the Entertainment Group and its subsidiaries a $300 million credit facility (the "Entertainment Group Credit Facility"). The $300 million facility consists of a secured term loan of $200 million (the "Term Loan") and a revolving credit facility of $100 million, including a $10 million letter of credit subfacility, (the "Revolving Credit Facility"). Proceeds from the Term Loan and $24.0 million of the Revolving Credit Facility were used to refinance the existing indebtedness of Orion (the "Old Orion Credit Facility"), Goldwyn and MPCA. In connection with the refinancing of the Old Orion Credit Facility, the Entertainment Group expensed the deferred financing costs associated with the Old Orion Credit Facility and recorded an extraordinary loss of approximately $4.5 million.

================================================================================
Metromedia International Group, Inc.
================================================================================

Borrowings under the Entertainment Group's Credit Facility which do not exceed the "borrowing base" as defined in the agreement will bear interest, at the Entertainment Group's option, at a rate of LIBOR plus 2.5% or Chase's alternative base rate plus 1.5%, and borrowings in excess of the borrowing base, which have the benefit of the guarantee referred to below, will bear interest, at the Entertainment Group's option, at a rate of LIBOR plus 1% or Chase's alternative base rate. The Term Loan has a final maturity date of June 30, 2001 and amortizes in 20 equal quarterly installments of $7.5 million commencing on September 30, 1996, with the remaining principal amount due at the final maturity date. If the outstanding balance under the Term Loan exceeds the borrowing base, the Company will be required to pay down such excess amount. The Term Loan and the Revolving Credit Facility are secured by a first priority lien on all of the stock of Orion and its subsidiaries and on substantially all of the Entertainment Group's assets, including its accounts receivable and film and television libraries. Amounts outstanding under the Revolving Credit Facility in excess of the applicable borrowing base are also guaranteed jointly and severally by Metromedia Company, and John W. Kluge, a general partner. To the extent the borrowing base exceeds the amount outstanding under the Term Loan, such excess will be used to support the Revolving Credit Facility so as to reduce the exposure of the guarantors under such facility.

The Entertainment Group Credit Facility contains customary convenants including limitations on the issuance of additional indebtedness and guarantees, on the creation of new liens, development costs and budgets and other information regarding motion picture production and made-for television movies, the aggregate amount of unrecouped print and advertising costs the Entertainment Group may incur, on the amount of the Entertainment Group's leases, capital and overhead expenses (including specific limitations on the Entertainment Group's theatrical exhibition subsidiary's capital expenditures), prohibitions of the declaration of dividends or distributions by the Entertainment Group (except as defined in the agreement), limitations on the merger or consolidation of the Entertainment Group or the sale by the Entertainment Group of any substantial portion of its assets or stock and restrictions on the Entertainment Group's line of business, other than activities relating to the production, distribution and exhibition of entertainment product. The Entertainment Group's Credit Facility also contains financial covenants, including requiring maintenance by the Entertainment Group of certain cash flow and operational ratios.

The Revolving Credit Facility contains certain events of default, including nonpayment of principal or interest on the facility, the occurrence of a "change of control" (as defined in the agreement) or an assertion by the guarantors of such facility that the guarantee of such facility is unenforceable. The Term Loan portion of the Entertainment Group's Credit Facility also contains a number of customary events of default, including non-payment of principal and interest and the occurrence of a "change of management" (as defined in the agreement), violation of covenants, falsity of representations and warranties in any material respect, certain cross-default and cross-acceleration provisions, and bankruptcy or insolvency of Orion or its material subsidiaries.

At the November 1 Merger date (see note 2), proceeds from the Old Orion Credit Facility as well as amounts advanced from MMG under a subordinated promissory note, were used to repay and terminate all outstanding Plan debt obligations ($210.7 million) and to pay certain transaction costs. To record the repayment and termination of the Plan debt, the Entertainment Group removed certain unamortized discounts associated with such obligations from its accounts and recognized an extraordinary loss of $32.4 million on the extinguishment of debt.

It is assumed that the carrying value of the Entertainment Group's bank debt approximates its face value because it is a floating rate instrument.

================================================================================
Metromedia International Group, Inc.
================================================================================

Communications Group Debt

A loan from the Hungarian Foreign Trade Bank, which bears interest at 34.5%, is due on September 14, 1997. The loan is a Hungarian Forint based loan and is secured by a letter of credit in the amount of $1.2 million.

On November 1, 1995, MMG issued 2,537,309 shares of common stock in repayment of $26.6 million of MITI notes payable.

Included in interest expense for calendar 1996, calendar 1995 and fiscal 1995 are $107,000, $3.8 million and $430,000, respectively, of interest on amounts due to Metromedia Company, an affiliate of MMG.

Snapper Debt

On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth"), pursuant to which AmSouth has agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in the Snapper Credit Agreement (the "Snapper Revolver") for a period ending on January 1, 1999 (the "Snapper Revolver Termination Date"). The Snapper Revolver is guaranteed by the Company.

Interest under the Snapper Revolver is payable at Snapper's option at a rate equal to either (i) prime plus .5% (from November 26, 1996 through May 25, 1997) and prime plus 1.5% (from May 26, 1997 to the Snapper Revolver Termination Date) and (ii) LIBOR (as defined in the Snapper Credit Agreement) plus 2.5% (from November 26, 1996 through May 25, 1997) or LIBOR plus 3.5% (from May 26, 1997 to the Snapper Revolver Termination Date).

The Snapper Revolver contains customary covenants, including delivery of certain monthly, quarterly and annual financial information, delivery of budgets and other information related to Snapper, limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback) or otherwise dispose of all or any material portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales or other transactions with any division or an affiliate of Snapper, without the prior written consent of AmSouth; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company at any time (a) an Event of Default (as defined in the Snapper Credit Agreement) exists or would result because of such payment, (b) there would be less than $10 million available to Snapper under the terms of the Snapper Credit Agreement, (c) a single payment would exceed $3 million, (d) prior to January 1, 1998, and (e) such payment would occur more frequently than quarterly after January 1, 1998; (vi) make loans, issue additional indebtedness or make any guarantees. In addition, Snapper is required to maintain at all times as of the last day of each month a specified net worth. The Snapper Credit Agreement is secured by a first priority security interest in all of Snapper's assets and properties and is also entitled to the benefit of a replenishable $1.0 million cash collateral account, which was initially funded by Snapper. Under the Snapper Credit Agreement, AmSouth may draw upon amounts in the cash collateral account to satisfy any payment defaults by Snapper and Messrs. Kluge and Subotnick, general partners of Metromedia, are obligated to replenish such account any time amounts are so withdrawn up to the entire amount of the Snapper Revolver.

================================================================================
Metromedia International Group, Inc.
================================================================================

Under the Snapper Credit Agreement, the following events, among others, each constitute an "Event of Default": (i) breach of any representation or warranty, certification or certain covenants made by Snapper or any due observance or performance to be observed or performed by Snapper; (ii) failure to pay within 5 days after payment is due; and (iii) a "change of control" shall occur. For purposes of the Snapper Credit Agreement, "change of control" means (i) a change of ownership of Snapper that results in the Company not owning at least 80% of all the outstanding stock of Snapper, (ii) a change of ownership of the Company that results in (a) Messrs. Kluge and Subotnick not having beneficial ownership or common voting power of at least 15% of the common voting power of the Company, (b) any person having more common voting power than Messrs. Kluge and Subotnick, or (c) any person other than Messrs. Kluge and Subotnick for any reason obtaining the right to appoint a majority of the board of directors of the Company.

At December 31, 1996 Snapper was not in compliance with certain of these covenants. The Company and AmSouth have amended the Snapper Credit Agreement to provide for (i) an annual administrative fee to be paid on December 31, 1997,
(ii) an increase in Snapper's borrowing rates as of December 31, 1997 (from prime rate to prime rate plus 1.50% and from LIBOR plus 2.50% to LIBOR plus 4.00%), and (iii) an increase in Snapper's commitment fee as of December 31, 1997 from .50% per annum to .75% per annum. As part of the amendment to the Snapper Credit Agreement AmSouth waived: (i) the covenant defaults as of December 31, 1996, (ii) the $250,000 semi-annual administrative fee requirement which was set to commence on May 26, 1997 and (iii) the mandatory borrowing rate and commitment fee increase that was to occur on May 26, 1997. Furthermore, the amendment replaces certain existing financial covenants with covenants on minimum quarterly cash flow and equity requirements, as defined. In addition, the Company and AmSouth have agreed to the major terms and conditions of a $10.0 million credit facility. The closing of the credit facility shall remain subject to the delivery of satisfactory loan documentation.

The $10.0 million working capital facility will: (i) have a pari passu collateral interest (including rights under the Make-Whole and Pledge Agreement) with the Credit Facility, (ii) accrue interest on borrowings at AmSouth's prime rate, floating (same borrowing rate as the Credit Facility), (iii) become due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper shall provide AmSouth with either: (i) the joint and several guarantees of Messrs. Kluge and Subotnick on the new facility only, or (ii) a $10.0 million interest-bearing deposit made by MMG at AmSouth (this deposit will not be specifically pledged to secure the Snapper facility or to secure MMG's obligations thereunder, but AmSouth shall have the right of offset against such deposit as granted by law and spelled out within the Credit Agreement).

It is assumed that the carrying value of Snapper's bank debt approximates its face value because it is a floating rate instrument.

In addition, Snapper has industrial development bonds with certain municipalities. The industrial development bonds mature in 1999 and 2001, and their interest rates range from 62% to 75% of the prime rate.

================================================================================
10.  Stockholders' Equity
================================================================================

Preferred Stock

There are 70,000,000 shares of Preferred Stock authorized, none of which were outstanding or designated as to a particular series at December 31, 1996.

Common Stock

On July 2, 1996, the Company completed a public offering of 18.4 million shares of common stock, generating net proceeds of approximately $190.6 million.

On August 29, 1996, the Company increased the number of authorized shares of common stock from 110,000,000 to 400,000,000. At December 31, 1996 and 1995 and
February 28, 1995 there were 66,153,439, 42,613,738 and 20,934,898 shares issued and outstanding, respectively.

At December 31, 1996, the Company has reserved for future issuance shares of Common Stock in connection with the plans and debentures listed below:

Stock option plans                          10,067,603
6 1/2% Convertible Debentures                1,801,802
Restricted stock plan                          132,800
                                            ----------

                                            12,002,205
                                            ==========

================================================================================
Metromedia International Group, Inc.
================================================================================

Stock Option Plans

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "MMG Plan"). The aggregate number of shares of common stock that may be the subject of awards under the MMG Plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the MMG Plan may not exceed 250,000 in the aggregate. The MMG Plan provides for the issuance of incentive stock options and nonqualified stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 1996 there were 5,210,279 additional shares available for grant under the MMG Plan.

Following the November 1 Merger, options granted pursuant to each of the MITI stock option plan and the Actava stock option plans and, following the Goldwyn Merger, the Goldwyn stock option plans were converted into stock options exercisable for common stock of MMG in accordance with their respective exchange ratios.

The per share weighted-average fair value of stock options granted during 1996 was $7.36 on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 49%, expected dividend yield of zero percent, risk-free interest rate of 5.2% and an expected life of 7 years.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the MMG Plan and compensation expense of $153,000 has been recorded for stock options under the MITI stock option plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share amount):

                                                        1996

Net loss          As reported                        ($115,243)
                  Pro forma                          ($118,966)

Primary loss per
  common share    As reported                           ($2.12)
                  Pro forma                             ($2.19)

Pro forma net income reflects only options granted under the MMG Plan and MITI stock option plan in 1996. MITI and Actava stock options granted prior to the November 1 Merger were recorded at fair value. In addition, Goldwyn stock options granted prior to the Goldwyn Merger, were recorded at fair value and included in the Goldwyn purchase price.

================================================================================
Metromedia International Group, Inc.
================================================================================

Stock option activity during the periods indicated is as follows:

                                                                     Weighted
                                                       Number        Average
                                                      of Shares    Option Price
                                                      ---------    ------------

Balance at December 31, 1994                            941,000      $  2.38

Transfer of Actava options in merger                    737,000      $  8.17

Options granted                                         367,000      $  5.41

Options exercised                                       (93,000)     $  8.63

Options canceled                                        (89,000)     $  5.41
                                                      ---------

Balance at December 31, 1995                          1,863,000      $  4.81

Transfer of Goldwyn options in acquisition              202,000      $ 23.33

Options granted                                       2,945,000      $ 12.63

Options exercised                                      (167,000)     $  7.46

Options canceled                                       (264,000)     $ 13.03
                                                      ---------

Balance at December 31, 1996                          4,579,000      $ 10.09
                                                      =========

At December 31, 1996 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.08 - $97.45 and 8.4 years, respectively.

In addition to the MMG Plan, at December 31, 1996, there were 278,000 shares that may be the subject of awards under other existing stock option plans.

At December 31, 1996 and 1995, the number of stock options exercisable was 2,031,000 and 1,214,000, respectively, and the weighted-average exercise price of these options was $7.92 and $3.97, respectively

During 1994, an officer of the Communications Group was granted an option, not pursuant to any plan, to purchase 657,908 shares of common stock (the "MITI Options") at a purchase price of $1.08 per share. The MITI Options expire on September 30, 2004, or earlier if the officer's employment is terminated. Included in the fiscal 1995 statement of operations is $3.6 million of compensation expense in connection with these options.

Prior to the November 1 Merger, an officer of Actava was granted an option, not pursuant to any plan, to purchase 300,000 shares of common stock (the "Actava Options") at a purchase price of $6.375 per share.
The Actava Options expire on April 18, 2001.

As part of the MPCA Merger, the Company issued 256,504 shares of restricted common stock to certain employees. The common stock vests on a pro-rata basis over a three year period ending in July 1999. The total market value of the shares at the time of issuance is treated as unearned compensation and is charged to expense over the vesting period. Unearned compensation charged to expense for the period ended December 31, 1996 was $529,000.

================================================================================
Metromedia International Group, Inc.
================================================================================

On December 13, 1995, the Board of Directors of the Company terminated the Actava 1991 Non-Employee Director Stock Option Plan. The Company had previously reserved 150,000 shares for issuance upon the exercise of stock options granted under this plan and had granted 20,000 options thereunder.

No shares have been granted under the Company's restricted stock plan during 1996 and 102,800 shares of common stock remain available under this plan.

================================================================================
11.  Income Taxes
================================================================================

The provision for income taxes for calendar 1996, calendar 1995 and fiscal 1995 all of which is current, consists of the following (in thousands):

                                    Calendar     Calendar      Fiscal
                                      1996         1995         1995
                                      ----         ----         ----

Federal                            $   --        $   --       $   --
State and local                         100           167          100
Foreign                               1,314           600        1,200
                                   --------      --------      -------

Current                               1,414           767        1,300
Deferred                               --            --           --
                                   --------      --------      -------
                                   $  1,414      $    767      $ 1,300
                                   ========      ========      =======

The provision for income taxes for calendar 1996, calendar 1995 and fiscal 1995 applies to continuing operations before discontinued operations and extraordinary items.

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

The Company had pre-tax losses from foreign operations of $4.4 million, $1.9 million and $9.5 million in calendar 1996, calendar 1995 and fiscal 1995, respectively. Pre-tax losses from domestic operations were $88.6 million, $84.4 million and $58.6 million in calendar 1996, calendar 1995 and fiscal 1995, respectively.

State and local income tax expense in calendar 1996, calendar 1995 and fiscal 1995 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's net operating loss carryforwards to mitigate such taxes. Foreign tax expense in calendar 1996, calendar 1995 and fiscal 1995 reflects estimates of withholding and remittance taxes.

================================================================================
Metromedia International Group, Inc.
================================================================================

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1996 and 1995 are as follows (in thousands):

                                                          1996           1995
                                                       ---------      ---------

Net operating loss carryforward                        $ 237,713      $ 241,877
Deferred income                                           29,183         22,196
Investment credit carryforward                            25,000         28,000
Allowance for doubtful accounts                            7,471          4,395
Capital loss carryforward                                  6,292          3,850
Film costs                                               (29,412)        (1,832)
Shares payable                                            21,228         15,670
Reserves for self-insurance                               10,415         10,970
Investment in equity investee                             12,325         22,146
Purchase of safe harbor lease investment                  (7,903)        (9,115)
Minimum tax credit (AMT)  carryforward                     8,805          8,805
Other reserves                                            11,790          6,331
Other                                                     (2,628)         7,654
                                                       ---------      ---------
Subtotal before valuation allowance                      330,279        360,947
Valuation allowance                                     (330,279)      (360,947)
                                                       ---------      ---------
Deferred taxes                                         $    --        $    --
                                                       =========      =========

The net change in the total valuation allowance for calendar 1996, calendar 1995 and fiscal 1995 was an increase (decrease) of ($30.7) million, $119.9 million and $51.3 million, respectively.

The Company's provision (benefit) for income taxes for calendar 1996, calendar 1995 and fiscal 1995, differs from the provision (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the provision (benefit) for income taxes. The reasons for these differences are explained in the following table (in thousands):

                                             Calendar     Calendar      Fiscal
                                               1996         1995         1995
                                               ----         ----         ----

Benefit based upon
  federal statutory rate of 35%              $(32,556)    $(30,190)    $(23,839)
State taxes, net of federal benefit                65          109           65
Foreign taxes in excess
  of federal credit                             1,314          600        1,200
Amortization of goodwill                        2,510           17         --
Non-deductible direct expenses of
  chapter 11 filing                                76          448          214
Foreign operations                              1,548          656         --
Current year operating loss
  not benefited                                17,632       26,725       22,832
Equity in losses of
  Joint Ventures                               10,690        2,376          790
Other, net                                        135           26           38
                                             --------     --------     --------

Provision for income taxes                   $  1,414     $    767     $  1,300
                                             ========     ========     ========

================================================================================
Metromedia International Group, Inc.
================================================================================

At December 31, 1996 the Company had available net operating loss carryforwards, capital loss carryforwards, unused minimum tax credits and unused investment tax credits of approximately $615.0 million, $18.0 million, $9.0 million and $25.0 million, respectively, which can reduce future federal income taxes. These carryforwards and credits began to expire in 1996. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

The use by the Company of the Pre-November 1, 1995 net operating loss carryforwards reported by Orion, Actava, MITI and Sterling ("the Pre-November 1 Losses") (and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Orion, Actava, MITI or Sterling as the parent corporations) are subject to certain limitations as a result of the November 1 Merger, respectively.

Under Section 382 of the Internal Revenue Code, annual limitations generally apply to the use of the Pre-November 1 Losses by the Company. The annual limitations on the use of the Pre-November 1 Losses of Orion, Actava, MITI or Sterling by the Company approximate $11.9 million, $18.3 million, $10.0 million, $510,000 per year, respectively. To the extent Pre-November 1 Losses equal to the annual limitation with respect to Orion, Actava, MITI or Sterling are not used in any year, the unused amount is generally available to be carried forward and used to increase the applicable limitation in the succeeding year.

The use of Pre-November 1 Losses of Orion, MITI and Sterling is also separately limited by the income and gains recognized by the corporations that were members of the Orion, MITI and Sterling affiliated groups, respectively. Under proposed Treasury regulations, such Pre-November 1 Losses of any such former members of any such group, are usable on an aggregate basis to the extent of the income and gains of such former members of such group.

As a result of the November 1 Merger, the Company succeeded to approximately $92.2 million of Pre-November 1 Losses of the Actava Group. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. However, since all of the Actava intangibles have been eliminated, when the Pre-November 1 Losses are utilized they will reduce income tax expense.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
12.  Employee Benefit Plans
================================================================================

Orion, MITI and Snapper have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. Orion matches 50% of amounts contributed up to $1,000 per participant per plan year and may make discretionary contributions on an annual basis. MITI has the discretion to match amounts contributed by plan participants up to 3% of their compensation. Snapper's employer match is determined each year, and was 50% of the first 6% of compensation contributed by each participant for the period November 1, 1996 to December 31, 1996. The contribution expense for calendar 1996, calendar 1995 and fiscal 1995 was $375,000, $124,000 and $107,000, respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing amounts were approved by management in 1996.

Prior to the November 1 Merger, Actava had a noncontributory defined benefit plan which was "qualified" under Federal tax law and covered substantially all of Actava's employees. In addition, Actava had a "nonqualified" supplemental retirement plan which provided for the payment of benefits to certain employees in excess of those payable by the qualified plans. Following the November 1 Merger (see note 2), the Company froze the Actava noncontributory defined benefit plan and the Actava nonqualified supplemental retirement plan effective as of December 31, 1995. Employees no longer accumulate benefits under these plans.

In connection with the November 1 Merger, the projected benefit obligation and fair value of plan assets were remeasured considering the Company's freezing of the plan. The excess of the projected benefit obligations over the fair value of plan assets in the amount of $4.9 million was recorded in the allocation of purchase price. The recognition of the net pension liability in the allocation of the purchase price eliminated any previously existing unrecognized gain or loss, prior service cost, and transition asset or obligation related to the acquired enterprise's pension plan.

Snapper sponsors a defined benefit pension plan which covers substantially all bargaining unit employees. Benefits are based upon the employee's years of service multiplied by fixed dollar amounts. Snapper's funding policy is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plan's members and keep the plan actuarially sound.

================================================================================
Metromedia International Group, Inc.
================================================================================

In addition, Snapper provides a group medical plan and life insurance coverage for certain employees subsequent to retirement. The plans have been funded on a pay-as-you-go (cash) basis. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles, coinsurance, and life-time maximums. The plan accounting anticipates future cost-sharing changes that are consistent with Snapper's expressed intent to increase the retiree contribution rate annually for the expected medical trend rate for that year. The coordination of benefits with Medicare uses a supplemental, or exclusion of benefits, approach. Snapper funds the excess of the cost of benefits under the plans over the participants' contributions as the costs are incurred.

The net periodic pension cost and net periodic post-retirement benefit cost (income) for the year ended December 31, 1996 amounts to $128,000 and ($104,000), respectively. Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31 were $5.4 million and $6.7 million, respectively. Accrued post-retirement benefit cost at December 31, 1996 was $3.1 million. Disclosures regarding the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1996.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
13.  Business Segment Data
================================================================================

The business activities of the Company constitute three business segments (see note 1 Description of the Business) and are set forth in the following table (in thousands):

                              BUSINESS SEGMENT DATA

                                               Calendar   Calendar      Fiscal
                                                 1996       1995         1995
                                                 ----       ----         ----

Entertainment Group:
  Net revenues                                $ 165,164   $ 133,812   $ 191,244
  Direct operating costs                       (164,016)   (157,000)   (210,365)
  Depreciation and amortization                  (5,555)       (694)       (767)
                                              ---------   ---------   ---------
  Loss from operations                           (4,407)    (23,882)    (19,888)
                                              =========   =========   =========

  Assets at year end                            490,288     283,093     351,588
  Capital expenditures                            3,648       1,151       1,198
                                              =========   =========   =========

Communications Group:
  Net revenues                                   14,047       5,158       3,545
  Direct operating costs                        (39,021)    (26,803)    (19,067)
  Depreciation and amortization                  (6,403)     (2,101)     (1,149)
                                              ---------   ---------   ---------
  Loss from operations                          (31,377)    (23,746)    (16,671)
                                              =========   =========   =========

  Equity in losses of Joint Ventures            (11,079)     (7,981)     (2,257)
                                              =========   =========   =========

  Assets at year end                            195,005     161,089      40,282
  Capital expenditures                            3,829       2,324       3,610
                                              =========   =========   =========

Snapper (1):
  Net revenues                                   22,544        --          --
  Direct operating costs                        (30,653)       --          --
  Depreciation and amortization                  (1,256)       --          --
                                              ---------   ---------   ---------
  Loss from operations                           (9,365)       --          --
                                              =========   =========   =========

  Assets at year end                            140,327        --          --
  Capital expenditures                            1,252        --          --
                                              =========   =========   =========

Headquarters and Eliminations:
  Net revenues                                     --          --          --
  Direct operating costs                         (9,355)     (1,109)       --
  Depreciation and amortization                     (18)       --          --
                                              ---------   ---------   ---------
  Income from operations                         (9,373)     (1,109)       --
                                              =========   =========   =========

  Assets at year end including
   discounted operations and
   eliminations                                 119,120     155,456        --
                                              =========   =========   =========

Consolidated - Continuing Operations:
  Net revenues                                  201,755     138,970     194,789
  Direct operating costs                       (243,045)   (184,912)   (229,432)
  Depreciation and amortization                 (13,232)     (2,795)     (1,916)
                                              ---------   ---------   ---------
  Loss from operations                          (54,522)    (48,737)    (36,559)
                                              =========   =========   =========

  Equity in losses of joint ventures            (11,079)     (7,981)     (2,257)
                                              =========   =========   =========
   Assets at year end                           944,740     599,638     391,870
   Capital expenditures                       $   8,729   $   3,475   $   4,808
                                              =========   =========   =========

(1)  Represents operations from November 1, 1996 to December 31, 1996.

================================================================================
Metromedia International Group, Inc.
================================================================================

The sources of the Company's revenues from continuing operations by market for each of the last three fiscal years are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. The following table sets forth the Entertainment Group's export sales from continuing operations by major geographic area for each of the last three fiscal years (in thousands):

                                    Calendar        Calendar        Fiscal
                                      1996            1995           1995
                                      ----            ----           ----

Canada                             $  1,995        $  4,150       $  3,862
Europe                               32,699          32,126         36,532
Mexico and South America              3,151           2,454          4,586
Asia and Australia                    8,669           8,841         13,820
                                   --------        --------       --------
                                   $ 46,515        $ 47,571       $ 58,800
                                   ========        ========       ========

Revenues and assets of the Communications Group's foreign operations are disclosed in note 8.

Showtime Networks, Inc. ("Showtime") and Lifetime Television ("Lifetime") have been significant customers of the Company. During calendar 1996, calendar 1995 and fiscal 1995, the Company recorded approximately $800,000, $15.4 million and $45.5 million, respectively, of revenues under its pay cable agreement with Showtime, and during calendar 1996, calendar 1995 and fiscal 1995, the Company recorded approximately $1.9 million, $15.0 million and $12.5 million of revenues, respectively, under its basic cable agreement with Lifetime.

================================================================================
14.  Commitments and Contingent Liabilities
================================================================================

Commitments

The Company is obligated under various operating and capital leases. Total rent expense amounted to $5.7 million, $2.6 million and $2.3 million in calendar 1996, calendar 1995, and fiscal 1995, respectively. Plant, property and equipment included capital leases of $7.2 million and related accumulated amortization of $1.4 million at December 31, 1996.

Minimum rental commitments under noncancellable leases are set forth in the following table (in thousands):

                               Year          Capital Leases     Operating Leases
                               ----          --------------     ----------------

                               1997             $  1,049           $  8,731
                               1998                1,049              7,314
                               1999                1,515              5,598
                               2000                  833              4,866
                               2001                  538              4,757
                             Thereafter            8,761             24,187
                                                --------           --------

                               Total              13,745           $ 55,453
                                                                   ========

   Less: amount representing interest             (7,560)

   Present value of future minimum lease
   payments                                     $  6,185
                                                ========

================================================================================
Metromedia International Group, Inc.
================================================================================

The Company and certain of its subsidiaries have employment contracts with various officers, with remaining terms of up to five years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1996 under such contracts is approximately $30.3 million.

In addition, the Company and certain of its subsidiaries have postemployment contracts with various officers. The Company's remaining aggregate commitment at December 31, 1996 under such contracts is approximately $1.1 million.

The Company pays a management fee to Metromedia for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $1.5 million in calendar 1996 and $250,000 for the period November 1, 1995 to December 31, 1995. The management fee commitment for the year ended December 31, 1997 is $3.3 million.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1996, noncancelable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1996, there was approximately, $35.3 million outstanding under this floor plan financing arrangement.

Contingencies

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. Two of the licenses held by the Communications Group have recently expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for renewals and expects new licenses to be issued. Six other licenses held or used by the Communications Group will expire in 1997. While there can be no assurance on this matter, based on past experience, the Communications Group expects that all of these licenses will be renewed.

At December 31, 1996 the Company had $17.8 million of outstanding letters of credit which principally collaterlizes certain liabilities under the Company's self-insurance program.

================================================================================
Metromedia International Group, Inc.
================================================================================

The Company may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries have extensive restrictions on foreign investment in the communications field and the Communications Group is attempting to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Company's prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in communications businesses. While such proposed legislation has not been made into law, it is possible that such legislation could be enacted in Russia and/or that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business, operations, financial condition or prospects of the Company. Such legislation could be similar to United States federal law which limits the foreign ownership in entities owning broadcasting licenses. Similarly, PRC law and regulation restrict and prohibit foreign companies or joint ventures in which they participate from providing telephony service to customers in the PRC and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result, a Communications Group affiliate that has invested in the PRC must structure its transactions as a provider of telephony equipment and technical support services as opposed to a direct provider of such services. In addition, there is no way of predicting whether additional foreign ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If foreign ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

The Republic of Latvia passed legislation in September, 1995 which purports to limit to 20% the interest which a foreign person is permitted to own in entities engaged in certain communications businesses such as radio, cable television and other systems of broadcasting. This legislation will require the Communications Group to reduce to 20% its existing ownership interest in Joint Ventures which operate a wireless cable television system and an FM radio station in Riga, Latvia. Management believes that the ultimate outcome of this matter will not have a material adverse impact on the Company's financial position and results of operations.

Acquisition Commitments

During December 1995, the Communications Group and the shareholders of AS Trio LSL, executed a letter of intent together with a loan agreement. The letter of intent states that the Communications Group will loan up to $1.0 million to the shareholders and negotiate for the purchase of AS Trio LSL. Upon closing of the purchase agreement, the principal and accrued interest under the loan will be applied to the purchase price.

================================================================================
Metromedia International Group, Inc.
================================================================================

In connection with the Communications Group's activities directed at entering into joint venture agreements in the Pacific Rim, MAC has entered into certain agreements with Communications Technology International, Inc., ("CTI"), owner of 7% of the equity of MAC. Under these agreements, MAC has agreed to loan up to $2.5 million to CTI which would be used to fund certain of CTI's operations in the Pacific Rim, and permit CTI to purchase up to an additional 7% of the equity of MAC provided that CTI is successful in obtaining rights to operate certain services, as defined, and MAC is provided with the right to participate in the operation of such services. MAC has also agreed to loan the funds required to purchase the equity interests in MAC to CTI. No amounts have been loaned under this provision as of December 31, 1996.

Litigation

Fuqua Industries, Inc. Shareholder Litigation

Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc. ("Intermark"). Intermark is a predecessor to Triton Group Ltd., which at one time owned approximately 25% of the outstanding shares of the Company's Common Stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right of and on behalf of the Company and purportedly was filed as a class action lawsuit on behalf of all holders of the Company's Common Stock other than the defendants. The complaint alleges, among other things, a long-standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark; (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval; and (iii) costs of suit and attorneys' fees. On December 28, 1995, the plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. A hearing regarding the motion to dismiss was held on November 6, 1996; the decision relating to the motion is pending.

Michael Shores v. Samuel Goldwyn Company

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in Michael Shores v. Samuel Goldwyn Company, et. al., case no. BC 150360. In the complaint, the plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr. Samuel Goldwyn, Jr., the Samuel Goldwyn Family Trust and Mr. Meyer Gottlieb with additional consideration, and sought to enjoin consummation of the Goldwyn Merger. The Company believes that the suit is without merit and intends to vigorously defend such action.

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

================================================================================
Metromedia International Group, Inc.
================================================================================

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1996 and are not expected to be material in future years.

The Company has agreed to indemnify the purchaser of a former subsidiary of the Company for certain obligations, liabilities and costs incurred by such subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1996. As of December 31, 1996, the Company had a remaining reserve of approximately $1.3 million to cover its obligations of its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may be a potentially responsible party at such site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company ("DP"), and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM Sports Group, Inc. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the sale, the Company and RDM entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

The Company believes that the reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that has been developed.

================================================================================
Metromedia International Group, Inc.
================================================================================

================================================================================
15.   Selected Quarterly Financial Data (unaudited)
================================================================================

Selected financial information for the quarterly periods in calendar 1996 and 1995 is presented below (in thousands, except per-share amounts):

                                       First Quarter of      Second Quarter of
--------------------------------------------------------------------------------
                                      1996       1995         1996       1995
--------------------------------------------------------------------------------
Revenues                            $ 30,808   $ 37,678     $ 37,988   $ 40,755
Operating loss                       (10,124)   (11,459)(a)  (10,154)    (7,628)
Interest expense, net                  7,034      8,119        6,520      7,353
Equity interest in losses of Joint
  Ventures                            (1,783)      (588)      (1,985)    (1,633)
Net loss                             (19,141)   (20,366)     (18,850)   (16,714)

Primary loss per common share:
  Net loss                          $  (0.45)  $  (0.97)    $  (0.44)  $  (0.80)

=========================================================================================
                                               Third Quarter of         Fourth Quarter of
-----------------------------------------------------------------------------------------
                                             1996(b)         1995     1996(e)      1995
-----------------------------------------------------------------------------------------
Revenues                                    $ 44,379      $ 35,468   $ 88,580   $  25,069
Operating loss                               (12,573)       (7,004)   (21,671)    (22,646)(f)
Interest expense, net                          6,862         7,574      7,002       6,493
Equity interest in losses of Joint
  Ventures                                    (2,292)       (1,568)    (5,019)     (4,192)
Loss before discontinued
  operations and extraordinary item          (22,050)      (16,146)   (34,392)    (33,798)
Loss on disposal of discontinued
  operations                                 (16,305)(c)      --         --      (293,570)(g)
Loss on early extinguishment of debt          (4,505)(d)      --         --       (32,382)(h)
Net loss                                     (42,860)      (16,146)   (34,392)   (359,750)

-----------------------------------------------------------------------------------------

Primary loss per common share:
     Continuing operations                  $  (0.34)     $  (0.77)  $  (0.52)  $   (0.96)
     Discontinued operations                $  (0.25)     $   --     $   --     $   (8.30)
     Extraordinary item                     $  (0.07)     $   --     $   --     $   (0.92)
     Net loss                               $  (0.66)     $  (0.77)  $  (0.52)  $  (10.18)

=========================================================================================

(a)  Includes $5.4 million of writedowns to previously released film product.
(b)  Reflect the acquisition of Goldwyn and MPCA as of July 2, 1996.
(c)  Reflects the writedown of the Company's investment in RDM.
(d) In connection with the refinancing of the Orion Credit Facility, the Company expensed the deferred financing costs of $4.5 million.
(e)  Reflects the consolidation of Snapper as of November 1, 1996.
(f) Includes writedowns to estimated realizable value of $3.0 million for unreleased theatrical product and $4.8 million for writedowns of previously released product.
(g) Represents the excess of the allocated purchase price attributed to Snapper in the November 1 Merger, over the estimated cash flows from the operations and the anticipated sale of Snapper.
(h) Orion removed certain unamortized discounts associated with such obligations from the accounts and recognized an extraordinary loss on the extinguishment of debt.

The quarterly financial information for calendar 1995 presented above differs from amounts previously reported in Orion's quarterly financial statements due to the restatement of historical financial statements to account for the common control merger with MITI (see note 2). In addition, Orion's previously filed fiscal 1996 quarters have been restated and presented on a calendar year basis in calendar 1995.
================================================================================

================================================================================
Metromedia International Group, Inc.
================================================================================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.,
                            Statements of Operations
                          Year ended December 31, 1996
                     and the period ended December 31, 1995
                    (in thousands, except per share amounts)

                                               1996        1995
                                            ---------   ---------
Revenues
Cost and Expenses:                          $    --     $    --
  Selling, general and administrative           9,355       1,109
  Depreciation and amortization                    18        --
                                            ---------   ---------

Operating loss                                 (9,373)     (1,109)

Interest expense, net                          13,313       2,208
Equity in losses of subsidiaries              (71,747)    (83,707)
                                            ---------   ---------

Loss from continuing operations
  before discontinued operations              (94,433)    (87,024)

Discontinued operations:
  Loss on disposal of assets held for sale    (16,305)   (293,570)
Extraordinary item:
  Early extinguishment of debt                 (4,505)    (32,382)
                                            ---------   ---------

Net loss                                    $(115,243)  $(412,976)
                                            =========   =========

Primary loss per common share:
  Continuing operations                     $   (1.74)  $   (3.54)
                                            =========   =========
  Discontinued operations                   $   (0.30)  $  (11.97)
                                            =========   =========
  Extraordinary item                        $   (0.08)  $   (1.32)
                                            =========   =========
  Net loss                                  $   (2.12)  $  (16.83)
                                            =========   =========

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                 Balance Sheets
                           December 31, 1996 and 1995
                                 (in thousands)

                                                           1996          1995
                                                        ---------     ---------
Current Assets:
     Cash and cash equivalents                          $  82,663     $  16,482
     Short-term investments                                  --           5,366
     Other assets                                           2,765         3,010
                                                        ---------     ---------
     Total current assets                                  85,428        24,858

Investment in RDM Sports Group, Inc.                       31,150        47,455
Investment in Snapper, Inc.                                  --          79,200
Investment in subsidiaries                                114,442        80,189
Intercompany accounts                                     188,065        86,102
Other assets                                                2,542         4,525
                                                        ---------     ---------
     Total assets                                       $ 421,627     $ 322,329
                                                        =========     =========

Current Liabilities:
     Accounts payable                                   $   2,453     $     943
     Accrued expenses                                      57,581        66,750
     Current portion of long term debt                     17,103        32,682
                                                        ---------     ---------
     Total current liabilities                             77,137       100,375

Long term debt                                            124,418       137,734
Other long term liabilities                                   390           382
                                                        ---------     ---------
     Total liabilities                                    201,945       238,491

Stockholders' equity
     Common stock                                          66,153        42,614
     Paid-in surplus                                      959,558       728,747
     Other                                                 (2,680)          583
     Accumulated deficit                                 (803,349)     (688,106)
                                                        ---------     ---------
     Total stockholders' equity                           219,682        83,838
                                                        ---------     ---------
     Total liabilities and stockholder equity           $ 421,627     $ 322,329
                                                        =========     =========

               The accompanying notes are an integral part of the
                        condensed financial information.
            See Notes to Condensed Financial Information on page S-4

================================================================================
Metromedia International Group, Inc.
================================================================================

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - continued

                      METROMEDIA INTERNATIONAL GROUP, INC.
                            Statements of Cash Flows
                          Year ended December 31, 1996
                     and the period ended December 31, 1995
                                 (in thousands)

                                                                1996        1995
                                                             ---------   ---------
Net loss                                                     $(115,243)  $(412,976)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Loss on discontinued operations                                 16,305     293,570
Equity in losses of subsidiaries                                76,252     116,089
Amortization of debt discounts and costs                         2,607         434
Change in cumulative translation adjustment of subsidiaries       (618)        399

Change in assets and liabilities:
  (Increase) decrease in other current assets                      245      (5,567)
  Decrease in other assets                                       1,983       5,035
  Increase (decrease) in accounts payable, accrued
    expenses and other liabilities                              (7,651)      1,769
                                                             ---------   ---------
        Cash used in operating activities                      (26,120)     (1,247)
                                                             ---------   ---------

Investing activities:
  Proceeds from notes receivable                                  --        45,320
  Proceeds from sale of short-term investments                   5,366        --
  (Investment in) distribution from subsidiaries                 5,400      (4,230)
  Cash acquired, net in merger                                    --        66,702
  Due from subsidiary                                          (73,659)    (72,877)
                                                             ---------   ---------
        Cash provided by (used in) investing activities        (62,893)     34,915
                                                             ---------   ---------

Financing activities:
  Proceeds from (payment of) revolving term loan               (28,754)     28,754
  Payments on notes and subordinated debt                       (7,628)    (48,222)
  Proceeds from issuance of stock                              191,576       2,282
                                                             ---------   ---------
        Cash provided by (used in) financing activities        155,194     (17,186)
                                                             ---------   ---------

Net increase in cash and cash equivalents                       66,181      16,482
Cash and cash equivalents at beginning of year                  16,482        --
                                                             ---------   ---------
Cash and cash equivalents at end of year                     $  82,663   $  16,482
                                                             =========   =========

               The accompanying notes are an integral part of the
                        condensed financial information.
            See Notes to Condensed Financial Information on page S-4

================================================================================
Metromedia International Group, Inc.
================================================================================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION
                           December 31, 1996 and 1995

(A) Prior to the November 1 Merger discussed in note 2 to the consolidated financial statements, there was no parent company. The accompanying parent company financial statements reflect only the operations of MMG for the year ended December 31, 1996 and from November 1, 1995 to December 31, 1995 and the equity in losses of subsidiaries for the years ended December 31, 1996 and 1995. The calendar 1995, prior to the November 1 Merger, and fiscal 1995 amounts shown in the historical consolidated financial statements represent the combined financial statements of Orion and MITI prior to the November 1 Merger and formation of MMG.

(B) Principal repayments of the Registrant's borrowings under debt agreements and other debt outstanding at December 31, 1996 are expected to be required no earlier than as follows (in thousands):

     1997                                  17,065
     1998                                  60,336
     1999                                   4,429
     2000                                    --
     Thereafter                            75,000

     For additional information regarding the Registrant's borrowings under debt agreements and other debt, see note 9 to the consolidated financial statements.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      METROMEDIA INTERNATIONAL GROUP, INC.
   Allowances for doubtful accounts, etc. (deducted from current receivables)
                                 (in thousands)

                                    Balance at       Charged                                       Balance at
                                     Beginning       to Costs          Other        Deductions/       End
                                     of Period     and Expenses       Charges       Write-offs     of Period
                                     ---------     ------------       -------       ----------     ---------
Year ended December 31, 1996        $  11,913       $  1,378          $   --         $   --         $ 13,291
                                    =========       ========          =======        ========       ========
Year ended December 31, 1995        $  14,223       $     90          $   --         $ (2,400)      $ 11,913
                                    =========       ========          =======        ========       ========
Year ended February 28, 1995        $  14,800       $  2,064          $   159        $ (2,800)      $ 14,223
                                    =========       ========          =======        ========       ========