Form 10-Q
period 1997-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1997-05-15
CIK 39547

  --------------------------------------------------------------------
  --------------------------------------------------------------------


                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                         ----------------------

                               FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE PERIOD ENDED MARCH 31, 1997

                                   OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ________TO ________

                     COMMISSION FILE NUMBER 1-5706

                         ----------------------

                        METROMEDIA INTERNATIONAL
                              GROUP, INC.
        (Exact name of registrant, as specified in its charter)


              DELAWARE
          (STATE OR OTHER                            58-0971455
          JURISDICTION OF                         (I.R.S. EMPLOYER
          INCORPORATION OR                        IDENTIFICATION NO.)
           ORGANIZATION)


                   ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NJ
        07073-2137 (Address and zip code of principal executive offices)

                                 (201) 531-8000
              (Registrant's telephone number, including area code)

                             ----------------------

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 7, 1997 WAS
66,158,525.

      --------------------------------------------------------------------
      --------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

                                                                         PAGE

Item 1.Financial Statements

          Consolidated Condensed Statements of Operations                  2
          Consolidated Condensed Balance Sheets                            3
          Consolidated Condensed Statements of Cash Flows                  4
          Consolidated Condensed Statements of Stockholders' Equity        5
          Notes to Consolidated Condensed Financial Statements             6

Item 2.Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   20

PART II - OTHER INFORMATION

Item 1.Legal Proceedings                                                   35

Item 6.Exhibits and Reports on Form 8-K                                    35

Signatures                                                                 36

                 METROMEDIA INTERNATIONAL GROUP, INC.
           Consolidated Condensed Statements of Operations
               (in thousands, except per share amounts)
                            (unaudited)


                                                                   Three Months Ended
                                                               -------------------------
                                                                  March 31,   March 31,
                                                                    1997         1996
                                                               ------------   ----------

Revenues                                                      $   103,418  $   30,805

Cost and expenses:
     Cost of sales and rentals and operating expenses              75,284      25,102
     Selling, general and administrative                           35,335      14,117
     Depreciation and amortization                                  6,411       1,723
                                                              -----------  ----------

Operating loss                                                    (13,612)    (10,137)

Interest expense, including amortization of debt
     discount of $1,185 and $1,259 for the three months
     ended March 31, 1997, and
     March 31, 1996, respectively                                  10,736       8,279
Interest income                                                     2,746       1,245
                                                              -----------  ----------
     Interest expense, net                                          7,990       7,034

Loss before provision for income taxes, equity in
     losses of Joint Ventures and minority interest               (21,602)    (17,171)

Provision for income taxes                                           (298)       (200)
Equity in losses of Joint Ventures                                 (1,598)     (1,783)
Minority interest, including $890 of Metromedia
     Asia Corporation for the three months ended
     March 31, 1997                                                 1,240          13
                                                              -----------  ----------

Net loss                                                      $   (22,258) $  (19,141)
                                                              -----------  ----------

Net loss per common share                                     $     (0.34) $    (0.45)
                                                              -----------  ----------


         See accompanying notes to consolidated condensed financial statements

                              METROMEDIA INTERNATIONAL GROUP, INC.
                              Consolidated Condensed Balance Sheets
                             (in thousands, except share amounts)


                                                                     March 31,         December 31,
                                                                       1997                1996
                                                                  ------------        -------------
                                                                   (UNAUDITED)

ASSETS:
Current Assets:
     Cash and cash equivalents                                    $     35,142        $    91,130
     Accounts receivable:
       Film, net                                                        24,864             30,447
       Snapper, net                                                     48,191             36,843
       Other, net                                                        7,621              3,444
     Film inventories                                                   67,045             66,156
     Inventories                                                        59,457             54,404
     Other assets                                                        8,639              8,123
                                                                  ------------        -----------
            Total current assets                                       250,959            290,547

Investments in and advances to Joint Ventures                           96,294             65,447
Asset held for sale - RDM Sports Group, Inc.                            31,150             31,150
Property, plant and equipment, net of accumulated depreciation          73,865             73,928
Film inventories                                                       194,029            186,143
Long-term film accounts receivable                                      15,752             20,214
Intangible assets, less accumulated amortization                       323,081            258,783
Other assets                                                            13,648             18,528
                                                                  ------------        -----------
          Total assets                                            $    998,778        $   944,740
                                                                  ------------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                             $     31,297        $    25,968
     Accrued expenses                                                  109,874            108,082
     Participations and residuals                                       44,651             36,529
     Current portion of long-term debt                                  41,327             55,638
     Deferred revenues                                                  17,587             16,724
                                                                  ------------        -----------
     Total current liabilities                                         244,736            242,941

Long-term debt                                                         421,202            403,421
Participations and residuals                                            11,394             26,387
Deferred revenues                                                       48,008             48,188
Other long-term liabilities                                              3,482              3,590
                                                                  ------------        -----------
     Total liabilities                                                 728,822            724,527
                                                                  ------------        -----------

Minority interest                                                       41,142                531

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, authorized 70,000,000 shares                          -                  -
    Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 66,158,525 and 66,153,439 shares at
    March 31, 1997 and December 31, 1996, respectively                  66,159             66,153
    Paid-in surplus                                                    994,665            959,558
    Other                                                               (6,403)            (2,680)
    Accumulated deficit                                               (825,607)          (803,349)
                                                                  ------------        -----------
    Total stockholders' equity                                         228,814            219,682
                                                                  ------------        -----------
          Total liabilities and stockholders' equity               $   998,778        $   944,740
                                                                  ------------        -----------

         See accompanying notes to consolidated condensed financial statements.

                               METROMEDIA INTERNATIONAL GROUP, INC.
                          Consolidated Condensed Statements of Cash Flows
                                          (in thousands)
                                            (unaudited)

                                                                           Three months Ended
                                                                        -----------------------
                                                                           March 31,  March 31,
                                                                             1997        1996
                                                                        ----------   ----------

Operating activities:
  Net loss                                                              $  (22,258) $ (19,141)
Adjustments to reconcile net loss to
     net cash used in operating activities:
     Equity in losses of Joint Ventures                                      1,598      1,783
     Amortization of film costs                                             14,400     14,953
     Amortization of debt discounts and bank guarantee                       1,185      1,259
     Depreciation and amortization                                           6,411      1,723
     Minority interest                                                      (1,083)       -
     Other                                                                     980        -

Changes in assets and liabilities, net of effect of acquisitions:
    (Increase) decrease in accounts receivable                              (5,480)     3,688
    Increase in inventories                                                 (5,053)       -
    Increase (decrease) in accounts payable and accrued expenses             5,395       (889)
    Accrual of participations and residuals                                  2,588      4,316
    Payments of participations and residuals                                (9,459)    (4,677)
    Increase (decrease) in deferred revenues                                   683     (9,570)
    Other operating activities, net                                         (1,073)       192
                                                                        ----------   --------
            Cash used in operations                                        (11,166)    (6,363)
                                                                        ----------   --------


Investing activities:
     Investments in and advances to Joint Ventures                         (15,343)    (2,542)
     Distributions from Joint Ventures                                       1,848        -
     Purchase of short-term investments                                        -         (500)
     Proceeds from sale of short-term investments                              -        1,342
     Purchase of additional equity in subsidiaries                          (2,445)       -
     Purchase of AAT                                                        (4,750)       -
     Investment in film inventories                                        (23,175)    (1,578)
     Additions to property, plant and equipment                             (3,147)    (3,616)
     Other investing activities, net                                           -        2,332
                                                                        ----------   --------
            Cash used in investing activities                              (47,012)    (4,562)
                                                                        ----------   --------

Financing activities:
     Proceeds from issuance of long-term debt                               29,508     11,800
     Proceeds from issuance of stock related to incentive plans                 48        238
     Payments on notes and subordinated debt                               (27,366)   (12,288)
     Payment of deferred financing costs                                       -       (3,200)
     Other financing activities, net                                           -          142
                                                                        ----------   --------
          Cash provided by (used in) financing activities                    2,190     (3,308)
                                                                        ----------   --------

     Net decrease in cash and cash equivalents                             (55,988)   (14,233)
     Cash and cash equivalents at beginning of period                       91,130     26,889
                                                                        ----------   --------
     Cash and cash equivalents at end of period                         $   35,142  $  12,656
                                                                        ----------   --------


        See accompanying notes to consolidated condensed financial statements.

                              METROMEDIA INTERNATIONAL GROUP, INC.

                   Consolidated Condensed Statements of Stockholders' Equity
                            (in thousands, except share amounts)
                                          (unaudited)





                               COMMON STOCK
                               ------------
                           NUMBER OF                PAID-IN                      ACCUMULATED
                            SHARES      AMOUNT      SURPLUS       OTHER            DEFICIT           TOTAL
                            ------      ------      -------       -----            -------           -----

Balances,
December 31, 1996          66,153,439   $66,153    $ 959,558     $(2,680)        $ (803,349)       $ 219,682


Issuance of stock
related to incentive plans      5,086         6           42        -                -                    48


Foreign currency
translation adjustment          -         -            -          (3,987)            -                (3,987)


Amortization of
restricted
stock                           -         -            -             264             -                   264

Increase in equity
resulting from
issuance of stock
by subsidiary                   -         -           35,065        -                -                35,065

Net loss                        -         -            -            -              (22,258)          (22,258)
                           ---------    -------     --------     --------       ----------          --------

Balances, March 31, 1997   66,158,525  $ 66,159     $994,665     $(6,403)       $ (825,607)         $228,814
                           ==========    ======      =======     ========       ==========          ========




See accompanying notes to consolidated condensed financial statements.

-----------------------------------------------------------------------------
METROMEDIA INTERNATIONAL GROUP, INC.
NOTES TO CONSOLIDATED CONDENSED

FINANCIAL STATEMENTS

-----------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

-----------------------------------------------------------------------------

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Orion Pictures Corporation ("Orion" or the "Entertainment Group") and Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group"), and as of November 1, 1996, Snapper, Inc. ("Snapper"). All significant intercompany transactions and accounts have been eliminated.

Investments in other companies, including the Communications Group's Joint Ventures ("Joint Ventures") which are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures on a three month lag.

Certain reclassifications have been made to the prior year financial statements to conform to the March 31, 1997 presentation. The total allowance for doubtful accounts at March 31, 1997 and December 31, 1996 was $14.6 million and $13.3 million, respectively.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K (the "1996 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, the results of its operations and its cash flows for the three-month periods ended March 31, 1997 and 1996, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

-----------------------------------------------------------------------------

2.  SALE OF ENTERTAINMENT COMPANIES

-----------------------------------------------------------------------------

On May 2, 1997, MMG, Orion and P&F Acquisition Corp., a Delaware Corporation ("P&F"), executed a Stock Purchase Agreement (the "Stock Purchase Agreement") for the sale (the "Proposed Transaction") of certain of MMG's entertainment assets (including Orion and its direct and indirect subsidiaries), other than Landmark Theatre Corporation and its subsidiaries ("Landmark") to P&F (Orion, together with such subsidiaries, excluding Landmark, are collectively referred to herein as the "Entertainment Companies").

Pursuant to the terms of the Stock Purchase Agreement, MMG agreed to sell the Entertainment Companies to P&F for an aggregate purchase price of $573.0 million, less the sum of (i) the greater of (A) all amounts outstanding under an existing credit facility between Orion and Chase Manhattan Bank (the "Orion Credit Facility"), net of cash on hand of the Entertainment Companies on December 31, 1996 or (B) all amounts outstanding under the Orion Credit Facility, net of cash on hand of the Entertainment Companies on the Closing Date; and (ii) unpaid interest under the Orion Credit Facility accrued to, but not including, the Closing Date; and (iii) the greater of (A) $13.0 million or (B) all other debt of the Entertainment Companies (other than the Orion Credit Facility) outstanding on the Closing Date; and (iv) unpaid interest on such other debt (other than the Orion Credit Facility) accrued to, but not including, the Closing Date ( the "Purchase Price"). The assets to be sold to P&F include MMG's film and television library, consisting of approximately 2,200 titles, the production and distribution activities of the Entertainment Companies, which include the operations of Orion, Goldwyn Entertainment Company and Motion Picture Corporation of America, 12 substantially complete films and 5 direct-to-video features, and substantially all of the liabilities of these entities. MMG will retain Landmark, which, as of December 31, 1996, has a total of 138 screens at 50 locations throughout the United States.

Consummation of the Proposed Transaction is not subject to any financing condition. However, because the Proposed Transaction may require stockholder approval, the Company has decided to submit to the stockholders the Proposed Transaction and Stock Purchase Agreement for approval. Pursuant to the terms of a Stockholders Agreement, dated as of April 27, 1997, among John W. Kluge, Stuart Subotnick, Met Telcell, Inc., a Delaware corporation, Metromedia Company, a Delaware general partnership (collectively the "Metromedia Holders"), and P&F, the Metromedia Holders have agreed (i) to vote their shares of common stock of MMG (the "Common Stock"), in favor of the Proposed Transaction and approve the Stock Purchase Agreement and (ii) not to transfer their shares of Common Stock until the later of September 30, 1997 or 90 days after the date of the stockholders meeting held to approve and adopt the Stock Purchase Agreement (as long as such meeting is held by September 30, 1997). As of May 2, 1997, the Metromedia Holders owned approximately 25% of the outstanding Common Stock.

Consummation of the Proposed Transaction is subject to various other conditions, including, but not limited to (i) the release of MMG and its affiliates (including certain of the Metromedia Holders) of all obligations under the Orion Credit Facility; (ii) stockholder approval of the Stock Purchase Agreement; (iii) the release of MMG of all obligations as guarantor under Orion's existing lease; and (iv) the expiration or early termination of the waiting periods prescribed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

At a meeting of the Board of Directors of MMG held on May 2, 1997, the Board of Directors unanimously approved the terms of the Proposed Transaction as being in the best interests of MMG and its stockholders, and unanimously recommended that the stockholders of MMG vote to approve the Proposed Transaction.

Simultaneously with the closing of the Proposed Transaction, MMG may use a portion of the net Purchase Price to repay MMG's outstanding subordinated debentures.

As a result of the sale of the Entertainment Companies, MMG intends to significantly alter its strategic focus. MMG will continue to operate its remaining businesses.

The following unaudited pro forma information illustrates the effect of the sale of the Entertainment Companies and the repayment of MMG's outstanding subordinated debentures on revenues, loss from continuing operations (which does not include the Entertainment Companies) and loss from continuing operations per share for the three months ended March 31, 1997 and 1996, and assumes that the sale of the Entertainment Companies, the repayment of MMG's outstanding subordinated debentures and the acquisition of Asian American Telecommunications Corporation occurred at the beginning of each period and that Snapper and Landmark were included in the consolidated results of operations at the beginning of 1996 (in thousands, except per share amounts).


                                             1997                  1996
                                      ------------------    ------------------
                                          (Unaudited)           (Unaudited)

Revenues                               $      75,998         $      86,234
                                       =============         =============

Loss from continuing operations               (9,786)               (9,683)
                                       =============         =============

Loss from continuing operations
  per share                            $       (0.15)                (0.20)
                                       =============         =============

-----------------------------------------------------------------------------

3.  FUTURE FINANCING NEEDS

-----------------------------------------------------------------------------

MMG is a holding company, and accordingly, does not generate cash flows. The Entertainment Group and Snapper are restricted under covenants contained in their respective credit agreements from making dividend payments or advances to MMG. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows.

In the short term, MMG intends to satisfy its current obligations and commitments with available cash on hand of $27.5 million and the proceeds from the sale of RDM Sports Group, Inc. (see note 5). Assuming that the Proposed Transaction is consummated, the Company's remaining strategic business will be the business conducted by the Communications Group. The Communications Group is engaged in businesses that require the investment of significant amounts of capital in order to construct and develop operational systems and market services. In connection with the consummation of the Proposed Transaction, the Company anticipates that it will receive approximately $296.0 million of net cash proceeds (assuming the Entertainment Companies had $277.0 million of outstanding debt as was outstanding at March 31, 1997). However, MMG may use approximately $140.0 million of such net proceeds to repay some or all of its outstanding subordinated debentures. As a result, although MMG will have no significant long-term debt, MMG may require additional financing in order to satisfy the Communications Group's on-going capital requirements and to achieve the Communications Group's long-term business strategies. Such additional capital may be provided through the public or private sale of debt or equity securities. On April 4, 1997, MMG filed a Registration Statement with the SEC to register $125.0 million of its convertible preferred stock. No determination has been made by MMG as to whether it will proceed with this financing. If MMG elects to proceed, no assurance can be given that the Company will be able to consummate this financing or that any additional financing will be available to MMG on acceptable terms, if at all. If adequate additional funds are not available, there can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Communications Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

-----------------------------------------------------------------------------

4.  EARNINGS PER SHARE OF COMMON STOCK

-----------------------------------------------------------------------------

Primary earnings per share are computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include shares issuable upon the assumed exercise of stock options using the treasury stock method when dilutive. Computations of common equivalent shares are based upon average prices during each period.

Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus the additional shares that would result from the conversion of the 6 1/2% Convertible Subordinated Debentures. Net income (loss) is adjusted by interest (net of income taxes) on the 6 1/2% Convertible Subordinated Debentures. The computation of fully diluted earnings per share is used only when it results in an earnings per share number that is lower than primary earnings per share.

-----------------------------------------------------------------------------

5.  ASSETS HELD FOR SALE

-----------------------------------------------------------------------------

RDM SPORTS GROUP, INC.

As of March 31, 1997, the Company owned approximately 39% of the issued and outstanding shares of Common Stock of RDM Sports Group, Inc. (the "RDM Common Stock") based on approximately 49,507,000 shares of RDM Common Stock outstanding at November 8, 1996.

The Company has deemed its investment in RDM to be a non-strategic asset and it intends to dispose of its investment in RDM during 1997. Since the Company's investment in RDM is classified as a discontinued operation, the Company excludes its equity in earnings and losses of RDM from its results of operations. The carrying value of the Company's investment in RDM at March 31, 1997 and December 31, 1996, was approximately $31.2 million based on the anticipated proceeds from its sale. However, no assurances can ge given that the Company will be able to dispose of RDM in a timely fashion and/or on favorable terms.

Summarized unaudited condensed statements of operations information for the year ended December 31, 1996 and balance sheet information as of September 30, 1996 for RDM is shown below (in thousands):

                Net sales                           $   366,683
                Gross profit                              1,282
                Interest expense                         22,652
                Gain on sale of subsidiaries            116,324
                Net income                                  775

                Current assets                      $   209,272
                Non-current assets                       82,657
                Current liabilities                     126,144
                Non-current liabilities                 110,730
                Total shareholders' equity               55,055


SNAPPER, INC.

In connection with the November 1 Merger, Snapper was classified as an asset held for sale. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper. As of November 1, 1996, the Company has consolidated Snapper into its results of operations.

The results of Snapper for the period January 1, 1996 through March 31, 1996, which were excluded from the accompanying consolidated statement of operations, are as follows (in thousands):


              Net Sales                       $   62,724
              Operating expenses                  60,100
                                               ---------
              Operating profit                     2,624
              Interest expense                    (2,152)
              Other income                             9
                                               ---------
              Income before taxes             $      481
                                               =========

-----------------------------------------------------------------------------

6.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

-----------------------------------------------------------------------------

The Communications Group has recorded its investments in Joint Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, and significantly restricts the amount of dividends that may be paid to the Joint Venture partners. The Communications Group has entered into credit agreements with its Joint Ventures to provide up to $75.6 million in funding, of which $15.4 million remains available at March 31, 1997. Under its credit agreements the Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

At March 31, 1997 and December 31, 1996, the Communications Group's cumulative investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses since inception, were as follows (in thousands):


                             INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

                                                                      YEAR
                              MARCH 31,  DECEMBER 31,   OWNERSHIP    VENTURE    DATE OPERATIONS
                                1997         1996           %        FORMED        COMMENCED
                                ----         ----           -        ------        ---------

NAME
----
WIRELESS CABLE TV
-----------------
Kosmos TV, Moscow, Russia    $    685   $    759           50%        1991         1992
Baltcom TV, Riga Latvia         8,878      8,513           50%        1991         1992
Ayety TV, Tbilisi, Georgia      4,910      4,691           49%        1991         1993
Kamalak, Tashkent,
Uzbekistan(1)                   5,686      6,031           50%        1992         1993
Sun TV, Kishinev, Moldova       4,232      3,590           50%        1993         1994
Minsk Cable, Minsk, Belarus     1,281      1,980           50%        1993         1996
Alma TV, Almaty, Kazakhstan(1)  4,134      2,840           50%        1994         1995
                                -----      -----
                               29,806     28,404
                               ------     ------

PAGING
------
Baltcom Paging, Tallinn,
Estonia                         3,419      3,154           39%        1992         1993
Baltcom Plus, Riga, Latvia      1,668      1,711           50%        1994         1995
Tbilisi Paging, Tbilisi,
Georgia                           909        829           45%        1993         1994
Raduga Paging, Nizhny
Novgorod, Russia                  404        450           45%        1993         1994
St. Petersburg Paging,
St. Petersburg, Russia            976        963           40%        1994         1995
                                  ---        ---
                                7,376      7,107
                                -----      -----

RADIO BROADCASTING
------------------
Eldoradio (formerly Radio
Katusha), St.
Petersburg, Russia                580        435           50%        1993         1995
Radio Socci, Socci, Russia        248        361           51%        1995         1995
                                  ---        ---
                                  828        796
                                  ---        ---
TELEPHONY
---------
Telecom Georgia, Tbilisi,
Georgia                         4,020      2,704            30%       1994         1994
Baltcom GSM                    10,979      7,874            24%       1996         1997
Trunked mobile radio
ventures                        2,399      2,049
                                -----      -----
                               17,398     12,627
                               ------     ------

PRE-OPERATIONAL
---------------
St. Petersburg Cable, St.
Petersburg, Russia                787        554            45%       1996    Pre-Operational
Kazpage, Kazakhstan               350        350            51%       1996    Pre-Operational
Magticom, Tbilisi, Georgia      2,450      2,450            34%       1996    Pre-Operational
Batumi Paging, Batumi,
Georgia                           263        256            35%       1996    Pre-Operational
PRC telephony related
ventures & equipment            8,719      9,712                              Pre-Operational
Tai Li-Feng Telecom. Co.,
Ltd., PRC                      11,040        -              52%               Pre-Operational
Ningbo Ya Mei Communications,
PRC                             9,508        -              39%               Pre-Operational
Other                           7,769      3,191
                                -----      -----
Sub-total                      40,886     16,513
                               ------     ------

Total                        $ 96,294   $ 65,447
                               ======     ======


(1) includes Paging Operations

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union, and the People's Republic of China ("PRC"). These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Summarized combined financial information of Joint Ventures accounted for on a three-month lag under the equity method that have commenced operations are as follows (in thousands):




COMBINED BALANCE SHEETS

                                                 MARCH 31, 1997     DECEMBER 31, 1996

ASSETS

Current assets                                 $       21,130       $         16,073

Investments in wireless systems and equipment          43,337                 38,447
Other assets                                           11,568                  3,100
                                                       ------                 ------
Total Assets                                   $       76,035       $         57,620
                                                       ======                 ======

LIABILITIES AND JOINT VENTURES' EQUITY
(DEFICIT)

Current liabilities                            $       16,762       $         18,544
Amount payable under MITI credit facility              46,454                 41,055
Other long-term liabilities                             6,505                  6,043
                                                      -------                 ------
                                                       69,721                 65,642

Joint Ventures' Equity (Deficit)                        6,314                 (8,022)
                                                        -----                 -------

Total Liabilities and Joint Ventures' Capital  $       76,035       $         57,620
                                                       ======                 ======

COMBINED STATEMENT OF OPERATIONS

                                       THREE MONTHS ENDED
                                -------------------------------
                                    March 31,       March 31,
                                      1997            1996
                                      ----            ----

Revenue                            $ 14,310        $ 8,995

Expenses:
  Cost of service                     1,317          4,161
  Selling, general and
  administrative                      6,953          4,409
  Depreciation and amortization       2,653          1,322
                                      -----          -----

Total expenses                       10,923          9,892
                                     ------          -----

Operating income (loss)               3,387           (897)

Interest expense                     (1,135)          (732)
Other expense                          (979)           (10)
Foreign currency translation            346            846
                                      -----         ------

           Net income (loss)      $   1,619        $  (793)
                                      =====           =====


Financial information for Joint Ventures which are not yet operational is not included in the above summary. MITI's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized amounted to approximately $40.9 million and $6.3 million at March 31, 1997 and 1996, respectively.

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the three months ended March 31, 1997 and 1996 (in thousands, except subscribers):



                                                                               MARCH 31,
                                                                               ---------
                         WIRELESS             RADIO                       1997          1996
                         CABLE TV  PAGING   BROADCASTING    TELEPHONY     TOTAL         TOTAL
                         --------  ------   ------------    ---------     -----         -----

CONSOLIDATED
SUBSIDIARIES AND JOINT
VENTURES

Revenues               $   493   $   857     $ 3,274             -      $  4,624 (1)   $ 2,954 (1)
Depreciation and
amortization               103       105         108             -           316           160
Operating income
(loss)                    (271)       (5)      1,152             -           876 (1)       512 (1)

Assets                   3,125     3,010       3,801             -         9,936         5,586

Capital expenditures       860       103          87             -         1,050           420

UNCONSOLIDATED EQUITY
JOINT VENTURES

Revenues               $ 5,405   $ 1,560     $   401         $ 6,944    $ 14,310       $ 8,995

Depreciation and
amortization              2122       134          16             381       2,653         1,322
Operating income
(loss)                  (1,090)      (55)         66           4,466       3,387          (897)

Assets                  33,315      6,046        757          35,917      76,035        47,356

Capital expenditures     2,117        124          2           1,704       3,947         2,471

Net investment in
Joint
Ventures                29,806      7,376        828          17,398      55,408        30,802
Equity in income
(losses) of
unconsolidated
investees               (2,415)      (294)        93           1,018      (1,598)       (1,783)

COMBINED

Revenues              $  5,898    $ 2,417    $ 3,675         $ 6,944    $ 18,934 (1)  $ 11,949 (1)
Depreciation and
amortization             2,225        239        124             381       2,969         1,482
Operating income
(loss)                  (1,361)       (60)     1,218           4,466       4,263 (1)      (385) (1)

Assets                  36,440      9,056      4,558          35,917      85,971        52,942
Capital expenditures     2,977        227         89           1,704       4,997         2,891
Subscribers            101,016     51,942       n/a            8,711     161,669        65,315



(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three months ended March 31, 1997 and 1996, respectively.

The following table represents information about the Communications Group's operations in different geographic locations:



                                        REPUBLICS OF
                                       FORMER SOVIET
                                         UNION AND
                                          EASTERN                        OTHER
  MARCH 31, 1997      UNITED STATES       EUROPE           PRC         FOREIGN    CONSOLIDATED
  ---------------     -------------  ---------------- -------------    -------    ------------
  Revenues              $       405    $       4,651    $      -        $  119      $  5,175
  Assets                    178,844           70,075        36,739       6,773       292,431



On March 18, 1996, Metromedia Asia Telephony Limited, ("MATL") a subsidiary of the Communications Group's Metromedia Asia Limited (n/k/a Metromedia Asia Corporation) ("MAC") entered into a Joint Venture agreement with Golden Cellular Communications, Ltd., ("GCC") to provide wireless local loop telephony equipment, network planning, technical support and training to domestic telephone operators throughout the PRC. Total required equity contributions to the venture is $8.0 million, 60% of which has been contributed by MATL and 40% by GCC.

The equipment contributed by MAC as an in-kind capital contribution must be verified by a Chinese registered accountant in order for the joint venture to obtain a business license. Although the capital verification process has not been completed, MATL is continuing its efforts towards completion and management believes that the capital verification will be completed successfully. In addition, GCC's potential customers require an allocation of an appropriate frequency spectrum to utilize the equipment contributed to the Venture.

In February 1997, MAC acquired Asian American Telecommunications Corporation ("AAT") pursuant to a Business Combination Agreement (the "BCA") in which MAC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (the "Exchange") (i) one AAT share of common stock for one share of MAC common stock, par value $.01 per share ("MAC Common Stock"), (ii) one warrant to acquire one AAT common share at an exercise price of $4.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one AAT common share at an exercise price of $6.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $6.00 per share. AAT is engaged in the development and construction of communication services in the PRC. AAT, through a joint venture, has a contract with one of the PRC's two major providers of telephony services to provide telecommunications services in the Sichuan Province of the PRC. The transaction was accounted for as a purchase, with MAC as the acquiring entity.

As a condition to the closing of the BCA, the Communications Group purchased from MAC, for an aggregate purchase price of $10.0 million, 3,000,000 shares of MAC Class A Common Stock, par value $.01 per share (the "MAC Class A Common Stock") and warrants to purchase an additional 1,250,000 shares of MAC Class A Common Stock, at an exercise price of $6.00 per share. Shares of MAC Class A Common Stock are identical to shares of MAC Common Stock except that they are entitled, when owned by the Communications Group, to three votes per share on all matters voted upon by MAC's stockholders and to vote as a separate class to elect six of the ten members to MAC's Board of Directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction, the Communications Group owns 56.52% of MAC's outstanding common stock with 79% voting rights.

The purchase price of the AAT transaction was determined to be $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. This has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The amortization of such goodwill for the quarter ended March 31, 1997 was approximately $300,000.

The purchase price was allocated as follows (in thousands):

Current assets                      $           46
Property, plant and equipment                  279
Investments in Joint Ventures               18,950
Goodwill                                    68,999
Current liabilities                         (2,226)
Other liabilities                               (5)
                                    ----------------
       Purchase price               $       86,043
                                    ================


The difference between the Company's investment balance of $18.6 million in MAC prior to the acquisition of AAT and 56.52% of the net equity of MAC subsequent to the acquisition of AAT of $53.7 million was recorded as an increase to paid-in surplus of $35.1 million in the consolidated condensed statement of stockholders' equity.

In January 1997, the Communications Group's 99% owned Joint Venture, Romsat Cable TV and Radio, S.A., acquired the cable television assets of Standard Ideal Consulting, S.A., a wired cable television company with approximately 37,000 connected subscribers, for approximately $2.8 million.

-----------------------------------------------------------------------------

7.  INVENTORIES

-----------------------------------------------------------------------------


Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager inventories are calculated on the weighted-average method.

Inventories consist of the following (in thousands):

                                                   March 31,      December 31,
                                                     1997             1996
                                                  ------------   ---------------
 Lawn and garden equipment:
      Raw materials                                $   19,766        $   18,733
      Finished goods                                   39,733            34,822
                                                       ------            ------
                                                       59,499            53,555
      Less LIFO reserve                                   654                -
                                                        -----            ------
                                                       58,845            53,555
 Telecommunications:
      Pagers                                              612               849
                                                        -----            -------
                                                   $   59,457        $   54,404
                                                       ======            ======

-----------------------------------------------------------------------------

8.  FILM INVENTORIES

-----------------------------------------------------------------------------

The following is an analysis of film inventories (in thousands):

                                                 MARCH 31,        December 31,
                                                   1997              1996
                                              -------------      --------------

Current:

Theatrical and television  product
  released, less amortization                  $     60,137       $    60,377
Completed not released                                6,908             5,779
                                                      -----             -----
                                                     67,045            66,156
                                                     ------            ------

Non Current:

Theatrical and television  product released,
less amortization                                   125,435           133,014
Completed not released                                2,952             2,476
In process and other                                 65,642            50,653
                                                   --------           -------
                                                    194,029           186,143
                                                   --------           -------
                                               $    261,074       $   252,299
                                                   ========           =======


The Entertainment Group has in prior years recorded substantial write-offs to its released product. As a result, approximately one-half of the gross cost of film inventories are stated at estimated net realizable value and will not result in the recording of gross profit upon the recognition of related revenues in future periods. The Entertainment Group has amortized 94% of such gross cost of its film inventories. Approximately 98% of such gross film inventory costs will have been amortized by March 31, 2000. As of March 31, 1997 approximately 62% of the unamortized balance of such film inventories will be amortized within the next three year period based upon the Company's revenue estimates at that date.

For the three months ended March 31, 1997 interest costs of $775,000 were capitalized to film inventories.

-----------------------------------------------------------------------------

9.  LONG-TERM DEBT

-----------------------------------------------------------------------------

On April 30, 1997 Snapper closed a $10.0 million working capital facility with AmSouth Bank of Alabama ("AmSouth") which amended Snapper's existing $55.0 million facility. The $10.0 million working capital facility (i) gives
AmSouth a pari passu collateral interest in all of Snapper's assets
(including rights under the Make-Whole and Pledge Agreement made by Metromedia Company in favor of AmSouth in connection with the Snapper Revolver), (ii) accrues interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) becomes due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the $10.0 million working capital facility.

-----------------------------------------------------------------------------

10.  STOCK OPTION PLANS

-----------------------------------------------------------------------------

On March 26, 1997 the Board of Directors approved the cancellation and reissuance of all stock options previously granted pursuant to the 1996 Metromedia International Group, Inc. Incentive Stock Plan (the "MMG Plan") at an exercise price of $9.3129, the fair market value of MMG common stock at such date. In addition, on March 26, 1997 the Board of Directors authorized the grant of approximately 1,700,000 stock options at an exercise price of $9.3129 under the MMG Plan.

On April 18, 1997, two officers of the Company were granted stock options, not pursuant to any plan, to purchase 1,000,000 shares each of MMG common stock at a purchase price of $7.4375 per share, the fair market value of MMG stock at such date. The stock options vest and become fully exercisable after four years from the date of grant.

-----------------------------------------------------------------------------

11.  ACCOUNTING PRONOUNCEMENTS

-----------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which supersedes APB Opinion 15, "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock. SFAS 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. SFAS 128, effective December 31, 1997, is not expected to have a material impact on the Company's reporting of earnings per share. Earlier adoption of SFAS 128 is not permitted. After the effective date, the Company's prior-period EPS data will be restated to conform with the provisions of SFAS 128.

-----------------------------------------------------------------------------

12.  CONTINGENT LIABILITIES

-----------------------------------------------------------------------------

Updated information on litigation and environmental matters subsequent to December 31, 1996 is as follows:

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY. ET AL., case no. BC 150360. In the complaint, plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr.
Samuel Goldwyn, Jr., the Samuel Goldwyn Family Trust and Mr. Meyer Gottlieb with additional consideration and other benefits not received by the other Goldwyn Shareholders, and sought to enjoin consummation of the Goldwyn
Merger. On May 8, 1997, the plaintiff filed a motion for leave to file an amended complaint adding the Company as a defendant and alleging that Goldwyn's Board of Directors breached their fiduciary duties further by failing to negotiate certain provisions concerning price and disseminating to stockholders misleading information. In addition, the plaintiff alleges that the Company aided and abetted the other defendents in their breaches of fiduciary duties. The Company believes that the suit is without merit and intends to vigorously defend such action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

GENERAL

MMG is a global communications, entertainment and media company currently engaged in two strategic businesses: (i) the development and operation of communications businesses, including wireless cable television, AM/FM radio, paging, cellular telecommunications, international toll calling and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union, the PRC and other selected emerging markets, through its Communications Group (the "Communications Group") and (ii) the production and worldwide distribution in all media of motion pictures, television programming and other filmed entertainment and the exploitation of its library of over 2,200 feature films and television titles through its Entertainment Group (the "Entertainment Group). On May 2, 1997 the Company entered into a Stock Purchase Agreement with P&F for the sale of certain of MMG's entertainment assets, other than Landmark, which operates 50 theaters with 138 screens and is the largest exhibitor of specialized motion pictures and art films in the United States (the "Proposed Transaction"). The Company also owns two non-strategic assets: Snapper, Inc., ("Snapper") a premium lawn and garden equipment manufacturer and supplier and approximately 39% of RDM Sports Group Inc. ("RDM"), a leading sporting goods manufacturer.

During 1995, the Company had adopted a formal plan to dispose of Snapper and as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996. In addition, the Company's investment in RDM is included in the accompanying consolidated financial statements as an asset held for sale. The Company intends to dispose of its RDM stock during 1997.

Assuming the Proposed Transaction is consummated, MMG intends to significantly alter its strategic focus. MMG will continue to operate its remaining businesses. Since the Proposed Transaction was announced subsequent to March 31, 1997, "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes information on the Company's Entertainment Group.

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in certain republics of the former Soviet Union and in Eastern European and other emerging markets.

The Joint Ventures currently offer wireless cable television, radio paging systems, radio broadcasting, and various types of telephony services including trunked mobile radio, international toll calling and wireless telephony services. Joint ventures are often entered into with governmental agencies or ministries under the existing laws of the respective countries.

The consolidated financial statements include the accounts and results of operations of the Communications Group, its majority owned and controlled Joint Ventures as follows:



                                                                              POPULATION/HH
                                                                               COVERED (MM)
JOINT VENTURE               BUSINESS                  MARKET                      1996(1)
-------------               --------                  ------                      -------

CNM Paging             Paging                Bucharest, Romania                    23.0
Radio Juventus         Radio                 Budapest, Hungary                      3.5
Radio Skonto           Radio                 Riga, Latvia                           0.9
SAC/Radio 7            Radio                 Moscow, Russia                        12.0
Romsat                 Cable TV              Bucharest, Romania                     0.9
Vilnius Cable          Cable TV              Vilnius, Lithuania                     2.0
Protocol Ventures      Trunked Mobile Radio  Belgium, Portugal, Romania,
                                             Spain                                 33.7


-----------

(1) Information for Romsat and Vilnius Cable are households covered. All other information is for population covered.

Investments in other companies and joint ventures which are not majority owned, or in which the Communications Group does not control, but exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See note 6 to the consolidated condensed financial statements, "Investments in and Advances to Joint Ventures", for these Joint Ventures and their summary financial information.

The following table summarizes the Communications Group's Joint Ventures at March 31, 1997, as well as the amounts contributed, amounts loaned and total amounts invested in such Joint Ventures at March 31, 1997 (in thousands):



                                  OWNERSHIP           AMOUNT               AMOUNT               TOTAL
VENTURE(1)                        PERCENTAGE       CONTRIBUTED             LOANED           INVESTMENTS(11)
-------                           ----------       -----------             ------           -----------

Cable

Kosmos TV (Moscow, Russia)          50%               1,093                 9,407               10,500
Baltcom TV (Riga, Latvia)           50%                 819                11,852               12,671
Ayety TV (Tbilisi, Georgia)         49%                 779                 6,619                7,398
Romsat Cable TV (Bucharest,
Romania)                            99%                 682                 5,080                5,762
Sun TV (Chisinau, Moldova)          50%                 400                 4,393                4,793
Alma TV (Almaty, Kazakhstan)        50%                 222                 4,633                4,855
Cosmos TV (Minsk, Belarus)          50%                 400                 1,768                2,168
Viginta (Vilnius, Lithuania)        55%                 434                 1,328                1,762
Kamalak TV (Tashkent, Uzbekistan)   50%                 755                 5,216                5,971

Paging

Baltcom Estonia (Estonia)           39%                 396                 4,151                4,547
CNM (Romania)                       54%                 490                 3,724                4,214
Kamalak Paging (Tashkent,
Samarkand, Bukhara                  50%
and Andijan, Uzbekistan (2)
Paging One (Tbilisi, Georgia)       45%                 250                   911                1,161
Paging Ajara (Ajara, Georgia)       35%                  43                   220                  263
Raduga Poisk (Nizhny Novgorod,
Russia)                             45%                 330                    71                  401
Alma Page (Almaty and
Ust-Kamenogorsk, Kazakhstan (3)     50%
Baltcom Plus (Latvia)               50%                 250                 2,764                3,014
PT-Page (St. Petersburg, Russia)    40%               1,072                   ---                1,072

Radio

Radio Juventus (Budapest, Siofok
and Khebegy, Hungary)               100%              8,107                   274                8,381
SAC (Moscow, Russia)                83%                 631                 3,128                3,759
Radio Katusha (St. Petersburg,
Russia)                             50%                 133                   800                  933
Radio Nika (Socci, Russia)          51%                 244                     7                  251
Radio Skonto (Riga, Latvia)         55%                 302                   276                  578
Radio One (Prague, Czech
Republic)                           80%                 265                    62                  327

Telephony

Telecom Georgia (Georgia)           30%               2,554                   ---                2,554
Baltcom GSM (Latvia)                34%              11,094                   ---               11,094




                                  OWNERSHIP           AMOUNT               AMOUNT               TOTAL
VENTURE (1)                       PERCENTAGE       CONTRIBUTED             LOANED           INVESTMENTS(11)
-----------                       ----------       -----------             ------           -----------


TRUNKED MOBILE RADIO (4)

Belgium Trunking (Brussels
and Flanders, Belgium)              24%
Radiomovel Telecommunicacoes
(Portugal)                          14%
Teletrunk Spain (Madrid, Valencia,
Aragon and Catalonia, Spain) (5)    6-16%
National Business Communications
(Bucharest, Cluj, Brasov,
Constanta and Timisoira,
Romania) (6)                        58%                  30                  215                 245

PRE-OPERATIONAL

Teleplus (St. Peterburg,
Russia)(Cable)(7)                   45%                 787                  ---                 787
Paging One Services (Austria)
(Paging)(8)                         100%              1,007                2,193               3,200
Spectrum (Kazakhstan)(Trunked
Mobile Radio)(9)                    31%                  36                  ---                  36
Magticom (Georgia)(Cellular)(10)    34%               2,450                  ---               2,450
Metromedia-Jinfeng (Wireless Local
Loop)(12)                           60%               3,019                  ---               3,019
Ningbo Ya Mei Communications (PRC)
(Cellular)(12)                      39%               9,508                  ---               9,508
Tai Li-Feng Telecom (PRC)(Local
Loop)(12)                           52%              11,040                  ---              11,040



1. The parenthetical notes the area of operations for the operational Joint Ventures and the area for which the Joint Venture is licensed for the pre-operational joint ventures.

2. The Communications Group's cable and paging services in Uzbekistan are provided by the same company, Kamalak TV. All amounts contributed and loaned to Kamalak TV are listed under that Joint Venture's entry for cable.

3. The Company's cable and paging services in Kazakstan are provided by or through the same company, Alma TV. All amounts contributed and loaned to Alma TV are listed under that Joint Venture's entry for cable.

4. Most of the Company's ownership of the trunked mobile radio ventures is through Protocall Ventures, Ltd., a United Kingdom company in which the Communications Group has 56% ownership. The Communications Group's interest in Protocall Ventures, Ltd. was purchased for $2.5 million. As of March 31, 1997, the Communications Group had provided Protocall Ventures Ltd. $3.9 million in credit to fund its operations. This chart does not separately list amounts contributed or loaned to the trunked mobile radio Joint Ventures by Protocall Ventures, Ltd.

5. The Communications Group's trunked mobile radio operations in Spain are provided through four Joint Ventures of Protocall Ventures, Ltd. The Company's ownership of these Joint Ventures ranges from 6% to 16%.

6. Amounts contributed and loaned are amounts contributed and loaned to National Business Communications directly by the Communications Group.

7.  Teleplus was created in November 1996.

8. Paging One Services launched commercial paging service in Vienna, Austria in February 1997.

9. Spectrum launched commercial trunked mobile radio service in Almaty and Aryrau, Kazakhstan in March 1997.

10. The Communications Group's interest in Magticom was registered in October 1996.

11. The total investment does not include any incurred losses.

12. These are pre-operational Joint Ventures that plan to provide telecommunications equipment, financing, network planning, installation and maintenance services to telecommunications operations in the PRC.


ENTERTAINMENT GROUP

The Entertainment Group consists of Orion and, as of July 2, 1996, Goldwyn and MPCA and their respective subsidiaries. Until November 1, 1995, Orion operated under certain agreements entered into in connection with the terms of its Modified Third Amended Joint Consolidated Plan of Reorganization (the "Plan"), which severely limited the Entertainment Group's ability to finance and produce additional feature films. Therefore, the Entertainment Group's primary activity prior to the November 1 Merger was the ongoing distribution of its library of theatrical motion pictures and television programming. The Entertainment Group believes the lack of a continuing flow of newly-produced theatrical product while operating under the Plan adversely affected its results of operations. As a result of the removal of the restrictions on the Entertainment Group to finance, produce, and acquire entertainment products in connection with the November 1 Merger, the Entertainment Group has begun to produce, acquire, and release new theatrical product. In addition, the Entertainment Group operates a movie theater circuit.

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

SNAPPER

Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. The lawnmowers include rear-engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

The following table sets forth the operating results of the Company's entertainment, communications and lawn and garden products segments.

                         METROMEDIA INTERNATIONAL GROUP, INC.
                                   Segment Information
                        Management's Discussion & Analysis Table
                                    (in thousands)


                                               Three months ended     Three months ended
                                                 March 31, 1997         March 31, 1996
                                               -------------------    ------------------

Communications Group:
     Revenues                                  $   5,175                   $3,164

     Cost of sales and rentals and  operating
     expenses                                       (549)                     -
     Selling, general and administrative         (11,109)                  (7,525)
     Depreciation and amortization                (1,949)                  (1,449)
                                                  -------                  ------
         Operating loss                           (8,432)                  (5,810)
     Equity in losses of Joint Ventures           (1,598)                  (1,783)
     Minority interest                             1,240                       13
                                                  -------                  ------
                                                  (8,790)                  (7,580)

Entertainment Group:
     Revenues                                     44,443                   27,641
     Cost of sales and rentals and operating
     expenses                                    (37,289)                 (25,102)
     Selling, general and administrative          (8,050)                  (4,966)
     Depreciation and amortization                (2,552)                    (267)
                                                 -------                   ------
         Operating loss                           (3,448)                  (2,694)

Snapper:
     Revenues                                     53,800                      -
     Cost of sales and rentals and operating
     expenses                                    (37,446)                     -
     Selling, general and administrative         (14,955)                     -
     Depreciation and amortization                (1,907)                     -
                                                 -------                   ------
         Operating loss                             (508)                     -

Corporate Headquarters and  Eliminations:
     Revenues                                        -                        -
     Cost of sales and rentals and  operating
     expenses                                        -                        -
     Selling, general and administrative          (1,221)                  (1,626)
     Depreciation and amortization                    (3)                      (7)
                                                  -------                  ------
         Operating loss                           (1,224)                  (1,633)

Consolidated:
     Revenues                                    103,418                   30,805
     Cost of sales and rentals and  operating
     expenses                                    (75,284)                 (25,102)
     Selling, general and administrative         (35,335)                 (14,117)
     Depreciation and amortization                (6,411)                  (1,723)
                                                  -------                 -------
         Operating loss                          (13,612)                 (10,137)

Interest expense                                 (10,736)                  (8,279)
Interest income                                    2,746                    1,245
Equity in losses in Joint Ventures                (1,598)                  (1,783)
Minority interest                                  1,240                       13
Provision for income taxes                          (298)                    (200)
                                                  -------                 -------

          Net loss                             $ (22,258)               $ (19,141)
                                                 =======                  ========

MMG CONSOLIDATED - RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Net loss increased to $22.3 million for the three months ended March 31, 1997 from $19.1 million for the three months ended March 31, 1996.

Loss from operations increased to $13.6 million in the three months ended March 31, 1997 from $10.1 million for the three months ended March 31, 1996. The increase in the loss from operations reflects the inclusion of Snapper's operating loss in 1997, the increase in operating loss of the Entertainment Group due to increased amortization of goodwill in connection with the acquisitions of Goldwyn and MPCA and increases in selling, general and administration costs experienced by the Communications Group as it continues its expansion efforts.

Interest expense increased $2.5 million to $10.7 million for the three month period ended March 31, 1997. The increase in interest expense was due primarily to the inclusion of interest associated with the Snapper credit facility in 1997, an increase in the average debt outstanding at the Entertainment Group associated with the acquisition of Goldwyn and MPCA and the increased investments in films and related releasing costs partially offset by a reduction in the outstanding debt balance at corporate headquarters.

Interest income increased $1.5 million to $2.7 million in 1997 principally from funds invested at corporate headquarters.

COMMUNICATIONS GROUP - RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

REVENUES

Revenues increased to $5.2 million for the three months ended March 31, 1997 from $3.2 million for the three months ended March 31, 1996. Revenues of unconsolidated Joint Ventures for the three months ended March 31, 1997 and 1996 appear in note 6 to the consolidated condensed financial statements. The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Hungary, paging service operations in Romania and an increase in management and licensing fees. Revenue from radio operations increased to $3.3 million for the three months ended March 31, 1997 from $2.4 million for the three months ended March 31, 1996. Radio paging services generated revenues of $857,000 for the three months ended March 31, 1997 as compared to $576,000 for the three months ended March 31, 1996. Management fees and licensing fees increased to $341,000 for the three months ended March 31, 1997 from $45,000 for the three months ended March 31, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $3.6 million or 48% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Approximately fifty percent of the increase relates to the expansion of operations in the PRC as a result of the acquisition of AAT. The remaining increase relates to additional expenses associated with the increase in the number of Joint Ventures, principally the addition of Protocall Ventures, Ltd. and the need for the Communications Group to support and assist the operations of the Joint Ventures, as well as additional staffing at the radio stations and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $1.9 million for the three months ended March 31, 1997 from $1.4 million for the three months ended March 31, 1996. The increase is a result of the amortization of goodwill in connection with the acquisition of AAT.

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control of these ventures. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The Communications Group reports the operations of its unconsolidated Joint Ventures on a three month lag.

The Communications Group recognized equity in losses of its Joint Ventures of approximately $1.6 million for the three months ended March 31, 1997 as compared to $1.8 million for the three months ended March 31, 1996.

The losses recorded for the three months ended March 31, 1997 and the three months ended March 31, 1996 represent the Communications Group's equity in the losses of the Joint Ventures for the quarters ended December 31,1996 and 1995, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

The decrease in losses of the Joint Ventures of $200,000 from the three months ended March 31, 1996 to the three months ended March 31, 1997 is attributable to increased cable and telephony revenues, which were partially offset by the acquisition in May 1996 of Protocall Ventures, Ltd., which includes five new trunked mobile radio ventures and increased the loss by $400,000.

Revenues generated by unconsolidated Joint Ventures were $14.3 million for the three months ended March 31, 1997 as compared to $9.0 million for the three months ended March 31, 1996.

MINORITY INTEREST

The increase in losses allocable to minority interests of $1.2 million for the three months ended March 31, 1997 principally represents the losses allocable to the minority shareholders of MAC.

SUBSCRIBER GROWTH

Many of the Joint Ventures are in early stages of development and consequently ordinarily generate operating losses in the first years of operation. The Communications Group believes that subscriber growth is an appropriate indicator to evaluate the progress of the subscriber based businesses. The following table presents the aggregate cable TV, paging and telephony Joint Ventures subscriber growth:


                            WIRELESS
                            CABLE TV         PAGING       TELEPHONY      TOTAL
                            --------         ------       ---------      -----

December 31, 1995            37,900         14,460           -          52,360
March 31, 1996               44,632         20,683           -          65,315
June 30, 1996                53,706         29,107           -          82,813
September 30, 1996           62,568         37,636         6,104       106,308
December 31, 1996            69,118         44,836         6,642       120,596
March 31, 1997              101,016         51,942         8,711       161,669


FOREIGN CURRENCY

The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in United States ("U.S.") dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

ENTERTAINMENT GROUP - RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

REVENUES

Total revenues for the three months ended March 31, 1997 were $44.4 million, an increase of $16.8 million or 61% from the three months ended March 31, 1996.

Revenues increased for the three months ended March 31, 1997, reflecting the additional revenues associated with the acquisitions of Goldwyn and MPCA ("Acquired Businesses"), comprised principally from revenues of the theatrical exhibition business. Although the Entertainment Group released three pictures theatrically during the current quarter, several of these titles had limited releases and/or were acquired solely for domestic theatrical distribution and consequently will generate little or no ancillary revenues. The Entertainment Group anticipates that its reduced theatrical release schedule during the last few years, as well as the acquisition of limited distribution rights for certain current titles, will continue to have an adverse effect on its ancillary revenues.

Theatrical revenues for the current quarter were $1.0 million, an increase of approximately $800,000 or 350% from the previous year's first quarter. The increase was due to the release of three pictures during the current quarter compared to no theatrical releases in the previous year's first quarter.

Domestic home video revenues for the current quarter were $6.8 million, an increase of $1.2 million or 21% from the previous year's first quarter. The increase was primarily due to revenues generated from a three-series direct-to-video release.

Home video subdistribution revenues for the current quarter were $1.3 million, a decrease of $1.0 million from the previous year's first quarter. These revenues are primarily generated in the foreign marketplace through a subdistribution agreement with Sony Pictures Entertainment, Inc. The decrease was primarily due to the release of the last titles under this agreement in some major territories during the previous year's first quarter. All 23 pictures covered by this agreement have been released theatrically.

Pay television revenues were $3.7 million in the current quarter, a decrease of $3.5 million or 48% from the previous year's first quarter. The decrease in pay television revenues was primarily due to the first quarter 1996 availability of several titles under the British Sky Broadcasting, LTD pay cable agreement in the U.K. The Entertainment Group's reduced theatrical release schedule during the last few years will continue to have an adverse effect on future pay television revenues.

Free television revenues for the current quarter were $14.6 million, an increase of $2.3 million or 19% from the previous year's first quarter. In both the domestic and international marketplaces, the Entertainment Group derives significant revenue form the licensing of free television rights. The Entertainment Group's reduced theatrical release schedule during the last few years will continue to have an adverse effect on free television revenues.

Film exhibition revenues for the current quarter were $17.0 million. As the acquisition of this business occurred on July 2, 1996, there were no film exhibition revenues generated in the previous year's first quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $3.1 million to $8.1 million during the first quarter of 1997 from $5.0 million during the first quarter of 1996. The increase is attributed to the inclusion of the Acquired Businesses' selling, general and administration expenses for the first quarter of 1997.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization charges were $2.6 million for the current quarter, an increase of $2.3 million from the previous year's first quarter. The increase is attributed the inclusion of the depreciation of the theater group property and equipment as well as the amortization of the goodwill associated with the Acquired Businesses.

SNAPPER - RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997

REVENUES

Snapper's sales for the first quarter of 1997 were $53.8 million. Sales of lawn and garden equipment contributed the majority of the revenues during the period. First quarter sales for Snapper products reflect shipments to dealers and distributors prior to the selling season for lawn and garden equipment. Therefore, revenues are lower than what will be expected for the second quarter of the year which is the primary selling season for lawn and garden products.

Gross profit during the period was $14.8 million. Higher sales margins were obtained during the period due to the continuing implementation of the program to restructure the distribution network. This program will be fully implemented prior to the next model year production beginning in September 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $15.0 million for the period. In addition to normal expenses, these expenses reflect increased costs associated with national advertising and expenditures relating to the restructuring of the distribution network.

OPERATING LOSS

Snapper experienced an operating loss of $500,000 during the period. This loss was due to the lower levels of shipments prior to the selling season and advertising costs incurred during the three months ended March 31, 1997. Management anticipates that Snapper will not be profitable for the full year of 1997 as it continues to change from a distributor network to a dealer direct network, and as a result, repurchases certain finished goods from distributors for resale to dealers in subsequent periods. The majority of these repurchases will occur in the second and third quarters and are expected to have an approximately $7.0 million negative impact on Snapper's profitability. Management believes that the change in the distribution network will benefit Snapper's operating and financial performance in the future.

LIQUIDITY AND CAPITAL RESOURCES

MMG CONSOLIDATED

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the three months ended March 31, 1997 was $11.2 million, an increase in cash used in operations of $4.8 million from the same period in the prior year.

Losses from operations include significant non-cash items of depreciation, amortization, equity in losses of Joint Ventures and losses allocable to minority interests. Non-cash items increased $3.8 million from $19.7 million to $23.5 million for the three months ended March 31, 1996 and 1997, respectively. The increase relates principally to the increase in depreciation and amortization associated with the acquisitions of Goldwyn and MPCA. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for the three months ended March 31, 1997 and 1996 by $12.4 million and $6.9 million, respectively.

The decrease in cash flows for the three months ended March 31, 1997 resulted from the increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of Joint Ventures. The increase in operating assets prinicpally reflects increases in inventory and accounts receivable for sales of Snapper products to dealers and distributors prior to selling season.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities increased $42.5 million to $47.0 million for the three months ended March 31, 1997. The principal reasons for the increase are increases in investments in and advances to Joint Ventures of $15.3 million in 1997 as compared to $2.5 million in 1996 and increases in investments in film inventories to $23.2 million in 1997 from $1.6 million in 1996. In addition, MITI utilized $7.2 million of funds in acquisitions in the three months ended March 31, 1997.


CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities was $2.2 million for the three months ended March 31,1997 as compared to cash used in financing activities of $3.3 million for the three months ended March 31, 1996. Of the $27.4 million of debt payments, $7.5 million were payments of the Entertainment Group Term Loan, $15.0 million was the repayment of the 9 7/8% Senior Debentures and $1.2 million was the MPCA acquisition notes. Of the $29.5 million of additions to long-term debt, $23.5 million was borrowed under the Entertainment Group's Revolving Credit Facility and $6.0 million was borrowed under the Snapper Revolver. For the three months ended March 31, 1996, the $11.8 million of borrowing and $12.3 million of payments principally reflect activity under the old Orion credit facility. In addition, the Entertainment Group made payments on deferred financing costs in connection with the November 1 Merger of $3.2 million.

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows. The Entertainment Group and Snapper are restricted under covenants contained in their respective credit agreements from making dividend payments or advances to MMG. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group including future acquisitions will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows.

In the short term, MMG intends to satisfy its current obligations and commitments with available cash on hand of $27.5 million and the proceeds from the sale of RDM. Assuming the Proposed Transaction is consummated, the Company's remaining strategic business will be the business conducted by the Communications Group. The Communications Group is engaged in businesses that require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. In connection with the consummation of the Proposed Transaction the Company anticipates that it will receive approximately $296.0 million of net cash (assuming the Entertainment Companies had $277.0 million of outstanding debt as was outstanding at March 31, 1997), and MMG may use approximately $140.0 million of such net proceeds to repay all of its outstanding subordinated debentures. As a result, although MMG will generate net cash proceeds from the sale of the entertainment assets and will have no significant long-term debt, MMG may require additional financing in order to satisfy the Communications Group's on-going capital requirements and to achieve the Communications Group's long-term business strategies. Such additional capital may be provided through the public or private sale of debt or equity securities. On April 4, 1997, MMG filed a Registration Statement with the SEC to register $125.0 million of its convertible preferred stock. No determination has been made by MMG as to whether it will proceed with this financing. If MMG elects to proceed, no assurance can be given that the Company will be able to consummate this financing or that any additional financing will be available to MMG on acceptable terms, if at all. If adequate additional funds are not available, there can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Communications Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

As the Communications Group is in the early stages of development, the Company expects this group to generate significant net losses as it continues to build out and market its services. Accordingly, the Company expects to generate consolidated net losses for the foreseeable future.

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

The wireless cable television, paging, fixed wireless loop telephony, GSM and international toll calling businesses are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of its GSM Joint Ventures. The GSM ventures have been funded to date on a pro-rata basis by western sponsors, and the Communications Group has funded its pro rata share of the GSM Joint Venture obligations. The Communications Group has and continues to have discussions with vendors, commercial lenders and international financial institutions to provide funding for the GSM Joint Ventures. The Communications Group's joint venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, and significantly restricts the payment of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 1997, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $75.6 million, of which $15.4 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates that expenditures are not in accordance with the approved business plan, the Communications
Group may withhold funding until such expenditures are in accordance with such plan.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, their ability to control operating expenses and the sale of commercial advertising time in non-subscriber businesses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or that the Joint Ventures will be able to generate positive operating results.

Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or return capital at any time.

The ability of the Communications Group and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and the PRC. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

For the quarter ended March 31, 1997, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

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

The Entertainment Group Credit Facility consists of a $200 million Term Loan which requires quarterly repayments of $7.5 million commencing September 1996 and a final payment of $50 million on maturity (June 30, 2001), and a $100 million Revolving Credit Facility, which has a final maturity of June 30, 2001. For the remainder of 1997 and the year ended December 31, 1998, the Entertainment Group will be required to make principal payments of approximately $28.3 million, and $32.6 million, respectively, to meet the scheduled maturities of its outstanding long-term debt.

The Entertainment Group Credit Facility contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens, restrictions on the development costs and budgets for new films, limitations on the aggregate amount of unrecouped print and advertising costs the Entertainment Group may incur, limitations on the amount of the Entertainment Group's leases, capital and overhead expenses, (including specific limitations on the capital expenditures of the Entertainment Group's theatre group subsidiary) prohibitions on the declaration of dividends or distributions by the Entertainment Group to MMG (other than $15 million of subordinated loans which may be repaid to MMG), limitations on the merger or consolidation of the Entertainment Group or the sale by the Entertainment Group of any substantial portion of its assets or stock and restrictions on the Entertainment Group's line of business, other than activities relating to the production and distribution of entertainment product and other covenants and provisions described above. The Entertainment Group Credit Facility is secured by a security interest in all of the Entertainment Group's assets and the Revolving Credit Facility is guaranteed by the Company's largest shareholder, Metromedia Company, and its Chairman, John W. Kluge.

At March 31, 1997, the Entertainment Group had $14.0 million available under its Revolving Credit Facility which management intends to utilize, together with cash generated form operations, to finance its operations in 1997. In addition to the Entertainment Group Credit Facility and cash generated form operations, management intends to explore such alternatives as increasing its revolving line of credit, obtaining off-balance sheet financing, or obtaining short term finding from MMG in order to augment its resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during 1997 and 1998.

SNAPPER

Cash flows used in operations totaled $5.4 million for the first quarter ended March 31, 1997. This shortfall in cash was related to the seasonality of sales and the related cash collections.

Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth") pursuant to which AmSouth has agreed to make available to Snapper a revolving line of credit up to $55.0 million, under the terms and subject to conditions contained in the Snapper Credit Agreement (the "Snapper Revolver") for a period ending on January 1, 1999. The Snapper Revolver is guaranteed by the Company. The Snapper Revolver contains covenants regarding minimum quarterly cash flow and equity requirements. Snapper was in compliance with these covenants as of March 31, 1997.

On April 30, 1997 Snapper closed a $10.0 million working capital facility with AmSouth Bank of Alabama ("AmSouth") which amended Snapper's existing $55.0 million facility. The $10.0 million working capital facility will (i) have a PARI PASSU collateral interest in all of Snapper's assets (including rights under the Make-Whole and Pledge Agreement made by Metromedia Company in favor of AmSouth in connection with the Snapper Revolver) with the Snapper Revolver, (ii) accrue interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) become due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the $10.0 million working capital facility or a deposit made by MMG at AmSouth (this deposit will not be specifically pledged to secure the Snapper facility or to secure MMG's obligations thereunder, but AmSouth shall have the right of offset against such deposit as granted by law and as stated within the Snapper Credit Agreement).

Management believes that available cash on hand, borrowings from the Snapper Revolver and Working Capital Facility, and the cash flow generated by operating activities will provide sufficient funds for Snapper to meet its obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested; developing legal structures in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; the loss of any significant customers (especially clients of the Communications Group); changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in or the failure to comply with, government regulations; and other factors referenced in the Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1996 is as follows:

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY. ET AL., case no. BC 150360. In the complaint, plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr.
Samuel Goldwyn, Jr., the Samuel Goldwyn Family Trust and Mr. Meyer Gottlieb with additional consideration and other benefits not received by the other Goldwyn Shareholders, and sought to enjoin consummation of the Goldwyn
Merger. On May 8, 1997, the plaintiff filed a motion for leave to file an amended complaint adding the Company as a defendant and alleging that Goldwyn's Board of Directors breached their fiduciary duties further by failing to negotiate certain provisions concerning price and disseminating to stockholders misleading information. In addition, the plaintiff alleges that the Company aided and abetted the other defendants in their breaches of fiduciary duties. The Company believes that the suit is without merit and intends to vigorously defend such action.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit

NUMBER

11*            Computation of Earnings Per Share

27*            Financial Data Schedule

(b)  Reports on Form 8-K

     (i) On February 11, 1997, a Form 8-K was filed to report the Company's intention to actively manage the operations of its wholly-owned subsidiary, Snapper, Inc.

     (ii) On May 6, 1997, a Form 8-K was filed to report the execution of a Stock Purchase Agreement with P&F Acquisition Corp. concerning the sale of certain of the Company's entertainment assets.

*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METROMEDIA INTERNATIONAL GROUP, INC.

                                           By:    /s/ Silvia Kessel
                                              -------------------------------
                                                     SILVIA KESSEL
                                             EXECUTIVE VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER AND TREASURER

Dated:  May 15, 1997