Form 10-K/A
period 1996-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1997-06-18
CIK 39547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A
                                AMENDMENT NO. 1


                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ______ to ______

                         Commission File Number 1-5706
                            ------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

            (Exact name of registrant, as specified in its charter)
                         ------------------------------

                           DELAWARE                                                       58-0971455
                 (State or other jurisdiction                                          (I.R.S. Employer
              of incorporation or organization)                                      Identification No.)

                            ------------------------

         ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073-2137

             (Address and zip code of principal executive offices)

                                 (201) 531-8000

              (Registrant's telephone number, including area code)
                         ------------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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


During 1996, the Company experienced significant development in both its Communications and Entertainment Groups. For example, aggregate subscribers of the Communications Group's joint ventures various services at the end of the 1996 fiscal year was 120,596, representing a growth of approximately 130% over the 1995 year-end total of 52,360 subscribers. The Communications Group's financial results for December 31 include the Group's joint ventures for the 12 months ending September 30th. In addition, during 1996, the Entertainment Group increased its feature film production, acquisition and distribution as it released 13 feature films and announced plans to release approximately 17 feature films in 1997.


In addition to its Communications and Entertainment Groups, the Company also owns two nonstrategic businesses: Snapper, Inc. ("Snapper"), a wholly-owned subsidiary of the Company, and its investment in RDM Sports Group, Inc. (formerly known as Roadmaster Industries, Inc.) ("RDM"), each of which the Company owned prior to the November 1, 1995 Merger (as defined below) and the subsequent shift in its business focus to a global communications, entertainment and media company. Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. RDM, which is listed on the New York Stock Exchange, is a leading sporting goods manufacturer of which the Company owns approximately 19.2 million shares, approximately 39%, of the outstanding shares.

Following the consummation of the November 1 Merger (as defined below), the Company publicly announced that it was actively exploring a sale of both Snapper and its investment in RDM, and as a result, for accounting purposes, both assets were classified as assets held for sale and the results of operations for both assets were not consolidated with the Company's consolidated results of operations for the period from November 1, 1995 through October 31, 1996. The Company has decided not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long-term value. As of November 1, 1996, the Company has included Snapper's operating results in the consolidated results of operations of the Company for the two-month period ended December 31, 1996. (see "Business--Snapper"). The Company continues to pursue opportunities for a sale of its investment in RDM. In addition, the Company, consistent with its fiduciary duty to stockholders, evaluates opportunities as they arise to maximize stockholder value by disposing of other assets.

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

DESCRIPTION OF BUSINESS GROUPS

In addition to the other information contained in this Form 10-K, the following factors should be considered carefully in evaluating the Company and its business. Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" on page 56 relating to such statements.

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

The following chart summarizes operating statistics by service type of both the licensed but pre-operational and operational systems constructed by the Communications Group's Joint Ventures:

                                                                                                 TARGET
                                                                                              POPULATION/
                                                                        MARKETS             HOUSEHOLDS (MM)          AGGREGATE
                                             PRE-OPERATIONAL         OPERATIONAL AT                AT              SUBSCRIBERS AT
                                               MARKETS AT             DECEMBER 31,          DECEMBER 31,(1)         DECEMBER 31,
COMMUNICATIONS                                DECEMBER 31,      ------------------------  --------------------  --------------------
  SERVICE                                         1996             1996         1995        1996       1995       1996       1995
-----------------------------------------  -------------------     -----        -----     ---------  ---------  ---------  ---------
Wireless Cable Television................               1(2)             9            7         9.5        7.2     69,118     37,900
AM/FM Radio..............................          --                    6            5        23.8       22.2        n/a        n/a
Paging(3)................................               1(4)             9            6        89.5       73.3     44,836     14,460
Cellular Telecommunications..............               2(5)        --           --             8.2     --            n/a        n/a
International Toll Calling(6)............          --                    1            1         5.5        5.5        n/a        n/a
Trunked Mobile Radio(7)..................               1(8)             4(8)     --           36.2     --          6,642     --
Wireless Local Loop(9)...................               1           --           --            72.6 10)    --         n/a        n/a

------------------------

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

The Communications Group has experienced significant growth since its inception and continues to pursue additional investments in a variety of communications businesses in both existing and additional markets. The Group's growth strategy requires the Company to expend significant capital to enable the Communications Group to continue to develop its existing operations and to invest in additional ventures. There can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed. See Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

WIRELESS CABLE TELEVISION


GENERAL. The Communications Group commenced offering wireless cable television services in 1992 with the launch by two of its Joint Ventures of Kosmos TV in Moscow, Russia ("Kosmos") and Baltcom TV in Riga, Latvia ("Baltcom"). The Communications Group currently has interests in joint ventures which offer wireless cable television services in 10 markets in Eastern Europe and the republics of the former Soviet Union with 69,118 subscribers at December 31, 1996, an increase of approximately 82% from December 31, 1995. In addition, the Communications Group has an interest in a joint venture which is licensed to provide wireless cable television service and is building a system in St. Petersburg, Russia and in January 1997, one of the Communications Group's Joint Ventures acquired an existing wired network system in Romania, adding a total of approximately 37,000 connected subscribers. The Communications Group believes that there is a growing demand for multi-channel television services in each of the markets where its Joint Ventures are operating, which is driven by several factors including: (i) the lack of quality television and alternative entertainment options in these markets; (ii) the growing demand for Western-type entertainment programming; and (iii) the increase in disposable income in these markets which is raising the demand for entertainment services.

TECHNOLOGY. Each of the Communications Group's wireless television Joint Ventures utilizes microwave multipoint distribution system ("MMDS") technology. The Communications Group believes that MMDS is the most attractive technology to utilize for multi-channel television services in these markets because (i) the initial construction costs of an MMDS system generally are lower than wireline cable or direct-to-home ("DTH") satellite transmission; (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably sized service area; (iii) the obstacles to obtaining the required permits and rights-of-way to construct wired networks in the Communications Group's markets are substantial; (iv) the high communications tower typically utilized by the MMDS network combined with the high density of multi-family dwelling units in these markets gives the MMDS networks very high line of sight ("LOS") penetration; and (v) the wide bandwidth of the spectrum typically licensed by each of the Communications Group's Joint Ventures gives each system the ability to broadcast a wide variety of attractive international and localized programming.

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

In most of its markets, the Communications Group offers subscribers different tiers of programming with a variety of channels. The content of each programming tier varies from market to market, but generally include channels such as MTV, Eurosport, NBC Super Channel, Bloomberg TV, Cartoon Network/TNT, BBC World, CNN, SKY News/Discovery Channel and the Adult Channel. Each tier also offers localized programming.

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

MARKETING. While each wireless cable television Joint Venture initially targets its wireless cable television services toward foreign national households, embassies, foreign commercial establishments and international and local hotels, each system offers multiple tiers, at least one of which is targeted toward, and within the economic reach of, a substantial and growing number of the local population in each market. The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price to alternative entertainment products. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its MMDS service. Upon launching a particular service, the Communications Group uses a combination of event sponsorships, billboard, radio and broadcast television advertisements to increase awareness in the marketplace about its services.

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

PAGING


GENERAL. The Communications Group commenced offering radio paging services in 1994 with the launch of paging networks serving the countries of Romania and Estonia. Paging systems are useful in these markets as a means for one-way business/personal communications without the need for a recipient to access a telephone network, which in many of these markets is often overloaded or unavailable. At December 31, 1996, the Communications Group's paging Joint Ventures were licensed to offer paging services in markets containing approximately 89.5 million persons. The Communications Group's Joint Ventures generally provide service in the capital or major cities in these countries and are currently expanding the services of such operations to cover additional areas. At December 31, 1996, the Communications Group's Joint Ventures paging service operations had an aggregate of approximately 44,836 subscribers, from 14,460 subscribers at December 31, 1995, an increase of approximately 210%.


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

TECHNOLOGY. Paging is a one-way wireless messaging technology which uses an assigned frequency and a specific pager identifier to contact a paging customer within a geographic service area. Each customer who subscribes to a paging service is assigned a specific pager number. Transmitters broadcast the appropriate signal or message to the subscriber's pager, which has been preset to monitor a designated radio frequency. Each pager has a unique number identifier, or "cap code," which allows it to pick up only those messages sent to that pager. The pager signals the subscriber through an audible beeping signal or an inaudible vibration and displays the message on the subscriber's pager. Depending on the market, the Joint Ventures offer alphanumeric pagers which have Latin and/or Cyrillic (Slavic language) character display.

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

MARKETING. The Communications Group targets its cellular telephony services toward individuals, corporations and other organizations with a need for mobility, ready access to a high quality voice transmission service and the ability to conduct business outside of the workplace or home. The Communications Group sells cellular phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of cellular telephony as a desirable alternative to fixed, land-based telephony systems. The Communications Group intends to market its cellular telephony service to customers of its existing wireless cable television and paging services in both Latvia and Georgia. The Group believes that this database of names will be useful in marketing its cellular telephony services, as these are customers who already have exhibited an interest in modern communications services. In addition, these Joint Ventures intend to market these services by providing a comprehensive set of packages with different service features which permit the subscriber to choose the package that most closely fits his or her needs.

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

TRUNKED MOBILE RADIO


GENERAL. The Communications Group currently owns interests in joint ventures which operate 4 trunked mobile radio services in Europe and certain republics of the former Soviet Union. The Group's Joint Ventures serviced an aggregate of 6,642 subscribers at December 31, 1996. In March 1997, the Communications Group launched trunked mobile radio services in Kazakstan. Trunked mobile radio systems provide mobile voice communications among members of user groups and interconnection to the public switched telephone network and are commonly used by construction teams, security services, taxi companies, service organizations and other groups with a need for significant internal communications. Trunked mobile radio allows such users to communicate with members of a closed user group without incurring the expense or delay of the public switched telephone network, and also provides the ability to provide dispatch services (i.e. one sender communicating to a large number of users on the same network). In many cases, the Communications Group's trunked mobile radio systems are also connected to the public switched telephone network, thus providing some or all of the users the flexibility of communicating outside the closed user group. In many niche markets, trunked mobile radio has significant advantages over cellular telephony or the public switch telephone network.


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

The fixed wireless local loop telephony the Communications Group is using offers the current telephone service provider a rapid and cost-effective method to expand its service base. The wireless local loop telephony system it is using can provide telephone access to a large number of apartment dwellers through a single microwave transceiver installed on their building. This microwave transceiver sends signals to and from a receiver located adjacent to a central office of the public switched telephone network where the signal is routed from or into such network. This system eliminates the need to build fixed wireline infrastructure between the central office and the subscriber's building, thus reducing the time and expense involved in expanding telephone service to customers.

The Communications Group through AAT, has entered into a joint venture agreement with China Huaneng Technology Development Corporation, to (i) assist China Unicom in the development and construction of advanced telecommunications systems in Sichuan Province, PRC; (ii) provide financing to China Unicom in Sichuan Provice and (iii) provide telephone consulting services to China Unicom within Sichuan Province. With a population of over 100 million and a telephone density rate estimated at less than 2%, the Sichuan Province project provides a large potential market for AAT's products and services. The project involves a 20-year period of cooperation between the Communications Group's Joint Venture and China Unicom for the development of a local telephone network in Sichuan Province with an initial capacity of 50,000 lines, and a projected growth of up to 1,000,000 lines within the next five years. The Communications Group expects that the fixed wireless local loop technology it is using will be used in the project. For its services, the Communications Group's Joint Venture is entitled to 78% of the distributable cash flow from the network for a 20-year period for each phase of the network developed.

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

       COMMUNICATIONS GROUP JOINT VENTURES OWNERSHIP AT DECEMBER 31, 1996

                                                              MITI
                                                            OWNERSHIP      AMOUNT        AMOUNT         TOTAL
VENTURE(1)                                                   AMOUNT     CONTRIBUTED      LOANED     INVESTMENT(12)
---------------------------------------------------------  -----------  ------------  ------------  --------------
CABLE
Kosmos TV (Moscow, Russia)...............................         50%   $  1,092,896  $  8,958,521   $ 10,051,417
Baltcom TV (Riga, Latvia)................................         50%        819,000    11,201,353     12,020,353
Ayety TV (Tbilisi, Georgia)..............................         49%        779,000     6,115,658      6,894,658
Romsat Cable TV (Bucharest, Romania).....................         99%        681,930     1,680,263      2,362,193
Sun TV (Chisinau, Moldova)...............................         50%        400,000     3,581,459      3,981,459
Alma TV (Almaty, Kazakstan)..............................         50%        222,000     3,146,766      3,368,766
Cosmos TV (Minsk, Belarus)...............................         50%        400,000     1,580,504      1,980,504
Viginta (Vilnius, Lithuania).............................         55%        433,781     1,029,316      1,463,097
Kamalak TV (Tashkent, Uzbekistan)........................         50%        754,156     5,489,224      6,243,380

PAGING
Baltcom Estonia (Estonia)................................         39%        396,150     3,895,192      4,291,342
CNM (Romania)............................................         54%        490,000     3,709,443      4,199,443
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)(2).........................................         50%
Paging One (Tbilisi, Georgia)............................         45%        250,000       801,000      1,051,000
Paging Ajara (Ajara, Georgia)............................         35%         43,200       212,339        255,539
Raduga Poisk (Nizhny Novgorod, Russia)...................         45%        330,000        77,534        407,534
Alma Page (Almaty and Ust-Kamenogorsk, Kazakstan)(3).....         50%
Baltcom Plus (Latvia)....................................         50%        250,000     2,576,988      2,826,988
Pt-Page (St. Petersburg, Russia).........................         40%      1,057,762       --           1,057,762

RADIO
Radio Juventus (Budapest, Siofok and Khebegy, Hungary)...        100%      8,106,890       274,147      8,381,037
SAC (Moscow, Russia).....................................         83%        630,593     2,892,258      3,522,851
Radio Katusha (St. Petersburg, Russia)...................         50%        132,528       768,663        901,191
Radio Nika (Socci, Russia)...............................         51%        223,497       119,867        343,364
Radio Skonto (Riga, Latvia)..............................         55%        302,369       227,358        529,727
Radio One (Prague, Czech Republic).......................         80%        283,293       --             283,293

INTERNATIONAL TOLL CALLING
Telecom Georgia (Georgia)................................         30%      2,553,600       --           2,553,600

TRUNKED MOBILE RADIO (4)
Belgium Trunking (Brussels and Flanders, Belgium)........         24%
Radiomovel Telecomunicacoes (Portugal)...................         14%
Teletrunk Spain (Madrid, Valencia, Aragon and Catalonia,
  Spain).................................................       6-16%(5)
National Business Communications (Bucharest, Cluj,
  Brasov, Constanta and Timisoira, Romania)(6)...........         58%         30,097       215,000        245,097

                                                              MITI
                                                            OWNERSHIP      AMOUNT        AMOUNT         TOTAL
VENTURE(1)                                                   AMOUNT     CONTRIBUTED      LOANED     INVESTMENT(12)
---------------------------------------------------------  -----------  ------------  ------------  --------------
PRE-OPERATIONAL
Teleplus (St. Petersburg, Russia)(Cable)(7)..............         45%        553,705       --             553,705
Paging One Services (Austria)(Paging)(8).................        100%      1,007,434     1,048,004      2,055,438
Spectrum (Kazakstan)(Trunk Mobile)(9)....................         31%         36,050       --              36,050
Baltcom GSM (Latvia)(Cellular)(10).......................         24%      7,883,112       --           7,883,112
Magticom (Georgia)(Cellular)(11).........................         34%      2,450,000       --           2,450,000
Metromedia-Jinfeng (Wireless Local Loop)(13).............         60%      3,018,762       --           3,018,762

------------------------

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

(4) Most of the Company's ownership of the trunked mobile radio ventures is through Protocall Ventures, Ltd., a United Kingdom company in which the Communications Group has 56% ownership. The Communications Group's interest in Protocall Ventures, Ltd. was purchased for $2,500,000. As of December 31, 1996, the Communications Group had provided Protocall Ventures, Ltd. $2,384,742 in credit to fund its operations. This chart does not separately list amounts contributed or loaned to the trunked mobile radio Joint Ventures by Protocall Ventures, Ltd.

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

(7) Teleplus was created in November 1996.

(8) Paging One Services launched commercial paging service in Vienna, Austria in February 1997.

(9) Spectrum launched commercial trunked mobile radio service in Almaty and Atyrau, Kazakstan in March 1997.

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

The Communications Group's Joint Ventures are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because the Joint Ventures are limited liability companies, their equity holders have limited liability to the extent of their investment. Under the Joint Venture agreements, each of the Communications Group and the local Joint Venture partner is obligated to make initial capital contributions to the Joint Venture. In general, a local Joint Venture partner does not have the resources to make cash contributions to the Joint Venture. In such cases, the Communications Group has established or plans to establish an agreement with the Joint Venture whereby, in addition to cash contributions by the Communications Group, each of the Communications Group and the local partner makes in-kind contributions (usually communications equipment in the case of the Communications Group and frequencies, space on transmitting towers and office space in the case of the local partner), and the Joint Venture signs a credit agreement with the Communications Group pursuant to which the Communications Group loans the venture certain funds. Prior to repayment of such funds, the Joint Ventures are significantly limited or prohibited from distributing profits to their shareholders. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payments of interest and principal from 90% of the Joint Ventures' available cash flow. As of December 31, 1996, the Communications Group had obligations to fund (i) an additional $5.5 million to the equity of its Joint Ventures (or to complete the payment of shares purchased by the Communications Group) and (ii) up to an additional $18.9 million to fund the various credit lines the Communications Group has extended to its Joint Ventures. The Communications Group's funding commitments under such credit lines are contingent upon its approval of the Joint Ventures' business plans. To the extent that the Communications Group does not approve a Joint Venture's business plan, the Communications Group is not required to provide funds to such Joint Venture under the credit line. The distributions (including profits) from the Joint Venture to the Communications Group and the local partner are made on a pro-rata basis in accordance with their respective ownership interests.

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

THE ENTERTAINMENT GROUP

OVERVIEW

The Company's Entertainment Group is one of the largest independent producers and distributors of motion picture and television product in the United States and one of the few entertainment companies, other than the major motion picture studios and their affiliates that is capable of distributing entertainment product in all media worldwide. The Company also holds a valuable library of over 2,200 feature film and television titles, including Academy Award-Registered Trademark-winning films such as DANCES WITH WOLVES and SILENCE OF THE LAMBS, action films such as the three-film ROBOCOP series and classic motion pictures such as WUTHERING HEIGHTS, THE PRIDE OF THE YANKEES, GUYS AND DOLLS and THE BEST YEARS OF OUR LIVES. This library provides the Company with a stable stream of revenues and cash flow to support, in part, its various production operations and other activities. The Entertainment Group is a well-established, full-service distributor of motion picture and television product with access to all significant domestic and international markets. The Entertainment Group distributes feature films produced or acquired by it to domestic theatres and distributes motion pictures and television entertainment product in the domestic home video and television markets through its in-house distribution divisions and subsidiaries. Internationally, the Entertainment Group primarily distributes its feature films and other product through a combination of output deals and other distribution deals with third party licensees and subdistributors.

Through its Orion-Registered Trademark-, Orion Classics-Registered Trademark- and Goldwyn-Registered Trademark- labels, the Entertainment Group produces and acquires a full range of commercial films with well-defined target audiences with the Entertainment Group's portion of the production cost generally ranging from $5.0 million to $10.0 million per picture. The Entertainment Group's management has significant experience in the production of motion picture and television entertainment of this type and was responsible for producing the box office successes BEVERLY HILLS NINJA, DUMB AND DUMBER and the Academy Award-Registered Trademark- winning THE MADNESS OF KING GEORGE. The Entertainment Group released theatrically 13 feature films in the year ended December 31, 1996 and it expects to release theatrically approximately 17 feature films during the year ended December 31, 1997, including the Academy Award-Registered Trademark- nominated best foreign language feature film PRISONER OF THE MOUNTAINS, which was released in January 1997. The Entertainment Group also owns the Landmark Theatre Corporation, which management believes is the leading specialty theater group in the United States, consisting of 50 motion picture theaters with a total of 138 screens at December 31, 1996.

PRODUCTION AND ACQUISITION OF FEATURE FILMS

The Entertainment Group focuses on producing or acquiring commercial and specialized films with well-defined target audiences and marketing campaigns, at costs lower than those for feature films at the major motion picture studios. The Entertainment Group believes it will successfully control costs and increase returns by carefully selecting projects that: (i) are based on exploitable concepts, such as action-adventure and specialized motion pictures; (ii) are aimed at and cost-effectively marketed to specific niche audiences; (iii) employ affordable, well-recognized or emerging talent; and (iv) fit within pre-established cost/ performance criteria. The Entertainment Group also currently plans to avoid peak seasonal release periods such as early summer, Christmas and other holidays, when competition for screens is most intense and marketing costs are highest. This strategy is based on management's success with producing such films as BEVERLY HILLS NINJA and the Entertainment Group's 1996 release BIG NIGHT as well as its feature films, MUCH ADO ABOUT NOTHING, THE MADNESS OF KING GEORGE and EAT DRINK MAN WOMAN.

The Entertainment Group intends to produce or acquire and release an average of approximately 10-15 theatrical features per year, in which the Company's portion of the production cost will generally range from $5.0 million to $10.0 million. The Company also expects to spend on average, between $3.5 million and $10.0 million on print and advertising costs for feature films it produces or acquires. The Company's acquisition program contemplates output arrangements with producers and the acquisition of existing catalogs, as well as film-by-film acquisitions. In addition, in order to expand its production capabilities and minimize its exposure to the performance of any particular film, the Company intends to finance a significant portion of each film's budget by "pre-selling" or pre-licensing foreign distribution rights. Furthermore, certain of the Company's executives will, on behalf of the Company, enter into "producer-for-hire" agreements with other studios for which the Company and such executives will receive a fee. See "--United States Motion Picture Industry Overview--Motion Picture Production and Financing" and "-- Motion Picture Distribution" below. The Entertainment Group believes that its ability to successfully produce or acquire and distribute a significant number of feature films each year will enhance the marketability of its existing library as it markets these films with films already in the library.

DISTRIBUTION AND RELEASE OF FEATURE FILMS AND OTHER PRODUCT

THEATRICAL. The Entertainment Group's existing distribution system enables it to release the feature films it produces or acquires in all media in all significant domestic and international marketplaces, through its in-house domestic theatrical, television and home video distribution divisions and its international distribution division. The Entertainment Group believes that its full-service distribution system is a significant asset which gives it an advantage over other independent film companies which must generally rely upon one of the major motion picture studios to release their product theatrically and in other outlets such as home video. In addition, this distribution system allows the Entertainment Group to acquire, at low and sometimes no cost, entertainment product produced by third parties who generally bear most or all of the financial risk of producing the feature film, but who lack the distribution system to release the product in some or all of the domestic media. In addition, in certain of these "rent-a-system" arrangements, the third party producer will also advance the print and advertising costs for each such film, thereby further limiting the Entertainment Group's financial exposure in a film. For example, during 1996, the Entertainment Group theatrically released a number of films produced by Live Entertainment for which it was paid a percentage distribution fee, including two feature films, THE ARRIVAL and THE SUBSTITUTE, both of which grossed in excess of $10.0 million in the U.S. theatrical market. Live Entertainment bore all of the production and distribution costs of such films. Although there can be no assurance that the Entertainment Group will be successful in attracting these types of transactions on these terms, it plans to continue to enter into similar "rent-a-system" transactions in the future. In addition, the Entertainment Group intends to continue to co-produce (with limited financial exposure to the Entertainment Group) larger budget movies with major studios. For example, in 1996, Goldwyn produced, in conjunction with Walt Disney Pictures, THE PREACHER'S WIFE, starring Denzel Washington and Whitney Houston and directed by Penny Marshall, which was released in December 1996, and had a gross profit participation in the film. Also in 1996, Goldwyn announced an agreement with New Line Cinema for the production of a remake of the SECRET LIFE OF WALTER MITTY.

The Entertainment Group films are released under the Orion-Registered Trademark-, Orion Classics-Registered Trademark- and Goldwyn-Registered Trademark- labels. Orion markets primarily mainstream commercial films, Goldwyn produces and acquires specialized and "arthouse" motion pictures with crossover potential and Orion Classics focuses on specialized and "arthouse" pictures. During 1996, the Entertainment Group released 13 pictures including, I SHOT ANDY WARHOL, BIG NIGHT, ANGELS & INSECTS, THE SUBSTITUTE and THE ARRIVAL.

During 1997, the Entertainment Group plans to release approximately 17 pictures in the U.S. theatrical market. Its widest releases in 1997 are expected to be EIGHT HEADS IN A DUFFLE BAG, a comedy starring Joe Pesci, which will be distributed to between 1,500 and 1,800 screens nationwide, and GANG RELATED, a police action thriller starring Jim Belushi, Dennis Quaid, and the late Tupac Shakur in his last screen performance.

The following is a list of the Entertainment Group's scheduled 1997 releases:

   EXPECTED                                                                                         RELEASE
 RELEASE DATE          TITLE                  CAST                      DESCRIPTION                  LABEL
---------------  ------------------  ----------------------  ---------------------------------  ----------------
January 31       Prisoner of the     Oleg Menshikov Sergei   An Academy                         Orion Classics
                 Mountains(1)        Bodrov, Jr.             Award-Registered Trademark-
                                                             nominee and Golden Globe nominee
                                                             for Best Foreign Language Film,
                                                             this adaptation of a Tolstoy
                                                             novella follows the experiences
                                                             of two Russian soldiers who are
                                                             captured and held hostage in a
                                                             Chechen mountain community.

February 28      Hard Eight(2)       Gwyneth Paltrow Samuel  A taut noir story of a seasoned    Goldwyn
                                     L. Jackson John C.      gambler whose friendship with a
                                     Reilly Phillip Baker    young man is threatened by a dark
                                     Hall                    secret from his past.

March 7          City of             Harvey Keitel Stephen   A hard-edged film-noir thriller    Orion
                 Industry(1)         Dorff Timothy Hutton    concerning two brothers, small
                                     Famke Janssen           time L.A. criminals, whose plans
                                                             for a final jewelry heist go awry
                                                             when an unpredictable partner is
                                                             brought into the deal.

April 11         Kissed(1)           Molly Parker            A story of a striking young woman  Goldwyn
                                     Peter Outerbridge       who has a particular fascination
                                                             with life and death. A romance
                                                             with an obsessive medical student
                                                             threatens to expose her secret
                                                             passion and redefine the bounds
                                                             of love.

April 18         Eight Heads in a    Joe Pesci               A raucous comedy about a mob bag   Orion
                 Duffle Bag(3)       David Spade             man whose luggage containing
                                     Kristy Swanson          eight human heads, crucial proof
                                     George Hamilton         of a recent hit, gets switched at
                                     Dyan Cannon             the airport and goes south of the
                                     Andy Comeau             border with a family vacationing
                                                             in Mexico.

May              Rough Magic(2)      Bridget Fonda Russell   A romantic adventure involving     Goldwyn
                                     Crowe                   magic, mysticism and Mexico.
                                     Jim Broadbent
                                     D.W. Moffet
                                     Paul Rodriguez

   EXPECTED                                                                                         RELEASE
 RELEASE DATE          TITLE                  CAST                      DESCRIPTION                  LABEL
---------------  ------------------  ----------------------  ---------------------------------  ----------------
August           Paperback           Anthony LaPaglia Gia    A story of star-crossed lovers     Goldwyn
                 Romance(1)          Carides                 who find themselves thrown
                                                             together in a madcap adventure
                                                             reminiscent of the classic '30's
                                                             romantic comedies.

Summer           Ulee's Gold(4)      Peter Fonda Patricia    A Jonathan Demme (Academy          Orion
                                     Richardson              Award-Registered Trademark-
                                                             winning director of Orion's
                                                             Silence of the Lambs)
                                                             presentation, the poignant story
                                                             of a stubborn, solitary beekeeper
                                                             in the tupelo marshes of the
                                                             Florida panhandle who must
                                                             abandon his isolating routine in
                                                             order to save his family and
                                                             ultimately, himself.

Summer           Napoleon(4)         Voices of               A live-action adventure story of   Goldwyn
                                     Bronson Pinchot         an adorable puppy who gets lost
                                     David Odgen Stiers      in the wild Australian outback.
                                     Blythe Danner           Befriended by exotic animals,
                                     Joan Rivers             Napoleon overcomes his fears and
                                                             discovers the magic of nature.

September 7      Gang Related(4)     Jim Belushi             An exciting, thought- provoking    Orion
                                     Tupac Shakur            thriller about two detectives in
                                     Lela Rochan             a metropolitan police department
                                     Dennis Quaid            who get in over their heads when
                                     James Earl Jones        their money-on-the-side scheme
                                                             involving murder and stolen
                                                             police evidence horribly
                                                             backfires with the unintended
                                                             death of an undercover DEA agent.
                                                             This film is Tupac Shakur's final
                                                             film role.

Fall             The Locusts(3)      Vince Vaughn            A dark tale of romance and         Orion
                                     Ashley Judd             mystery set in 1960 rural Kansas.
                                     Paul Rudd               When a drifter with a mysterious
                                     Jeremy Davies           past comes to the feedlot of a
                                     Kate Capshaw            sultry, black widow figure with a
                                                             strangely withdrawn son, family
                                                             secrets and painful truths are
                                                             revealed as a trio of damaged
                                                             souls search for love and
                                                             respect, desperately trying to
                                                             connect.

   EXPECTED                                                                                         RELEASE
 RELEASE DATE          TITLE                  CAST                      DESCRIPTION                  LABEL
---------------  ------------------  ----------------------  ---------------------------------  ----------------
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

Fall             Best Men(3)         Drew Barrymore          A film about five lifelong         Orion
                                     Dean Cain               friends in a nowhere town headed
                                     Luke Wilson             for the buddies' wedding whose
                                     Sean Patrick Flanery    lives take a major detour as they
                                     Andy Dick               find themselves holding up a bank
                                     Mitchell Whitfield      in a rebellious search for
                                     Fred Ward               independence.

TBA              Storefront          Robyn Hitchcock         A concert/performance film         Orion Classics
                 Hitchcock(4)                                showcasing the singular personal
                                                             style of British
                                                             singer/songwriter Robyn
                                                             Hitchcock, directed by Jonathan
                                                             Demme, who directed Orion's
                                                             Academy
                                                             Award-Registered Trademark-
                                                             winning film Silence of the Lambs
                                                             as well as David Byrne in Stop
                                                             Making Sense, one of the all-time
                                                             favorite concert/performance
                                                             films ever made.

TBA              This world, then    Billy Zane              A film-noir potboiler, set in the  Orion Classics
                 the fireworks(1)    Gina Gershon            1950's, based on one of master
                                     Sheryl Lee              crime writer Jim Thompson's most
                                     Rue McClanahan          riveting stories, involving
                                                             sexual perversity, dysfunctional
                                                             family ties, greed and lust.

TBA              I Love You...       Julie Davis             A bold and sexy romantic comedy    Goldwyn
                 Don't Touch Me(1)                           about a young woman's attempt to
                                                             reconcile her need for love and
                                                             desire for sex. Critically
                                                             acclaimed directorial debut of
                                                             Julie Davis.

   EXPECTED                                                                                         RELEASE
 RELEASE DATE          TITLE                  CAST                      DESCRIPTION                  LABEL
---------------  ------------------  ----------------------  ---------------------------------  ----------------
TBA           Music From      Brenda Blethyn      A comedy which follows a     Orion
              Another         Jude Law            man's search for his one
              Room(3)         Jennifer Tilly      true love, whose birth he
                              Martha Plimpton     assisted in as a 5 year
                              Jon Tenney          old.
                              Jeremy Piven

------------------------

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

The Entertainment Group currently operates theaters in 18 cities in California, Colorado, Louisiana, Massachusetts, Minnesota, Ohio, Texas, Washington and Wisconsin. The Entertainment Group emphasizes the exhibition of specialized motion pictures and art films and commercial films with literary and artistic components which appeal to the specialized film audience. The seating capacity for all theaters operated by the Entertainment Group is approximately 39,000, of which 56% is in theaters located in California. The following table summarizes the location and number of theaters and screens operated by the Entertainment
Group:

LOCATION                                                                      THEATERS       SCREENS
--------------------------------------------------------------------------  -------------  -----------
Belmont, California.......................................................            1             3
Berkeley, California......................................................            6            19
Los Angeles, California...................................................            3             7
Corona Del Mar, California................................................            1             1
Palo Alto, California.....................................................            4             6
Pasadena, California......................................................            1             1
Sacramento, California....................................................            2             6
San Diego, California.....................................................            5             9
San Francisco, California.................................................            5            14
Denver, Colorado..........................................................            3             8
New Orleans, Louisiana....................................................            1             4
Cambridge, Massachusetts..................................................            1             9
Minneapolis, Minnesota....................................................            2             6
Cleveland, Ohio...........................................................            1             3
Dallas, Texas.............................................................            1             3
Houston, Texas............................................................            2             6
Seattle, Washington.......................................................            9            28
Milwaukee, Wisconsin......................................................            2             5
                                                                                     --
                                                                                                  ---
                                                                                     50           138

The exhibition of first-run specialized motion pictures and art films is a niche in the film exhibition business that is distinct from the exhibition of higher budget, wide-release films. For the most part, specialized motion pictures and art films are marketed by different distributors and exhibited in different theaters than commercial films produced by the major studios. Exhibitors of wide-release films typically must commit a substantial percentage of its screens to a small number of films. The Entertainment Group typically show approximately 30 to 40 different films on its screens at any given time. In the normal course of its business, the Entertainment Group actively pursues opportunities to acquire or construct new theaters in promising locations and closes theaters that are not performing well or for which it may not be feasible to renew the lease.

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

Distributors of theatrical motion pictures compete with one another for access to desirable motion picture screens, especially during the summer, holiday and other peak movie-going seasons, and several of the Entertainment Group's competitors in the theatrical motion picture distribution business have become affiliated with owners of chains of motion picture theaters. In addition, program suppliers of home video product compete for the "open to buy" dollars of video specialty stores and mass merchant retailers. A larger portion of these dollars are designated for "megahit" theatrically based sell-thru titles, video games and other entertainment media. The success of all the Entertainment Group's product is heavily dependent upon public taste, which is both unpredictable and susceptible to change.

Although there are no other nationwide exhibitors of specialty motion pictures, the Entertainment Group faces direct competition in each market from local or regional exhibitors of specialized motion pictures and art films. To a lesser degree, the Entertainment Group also competes with other types of motion picture exhibitors. Other organizations, including the national and regional circuits, major studios, production companies, television networks and cable companies are or may become involved in the exhibition of films comparable to the type of films exhibited by the Entertainment Group. Many of these companies have greater financial and other resources than the Entertainment Group. As a result of new theater development and conversion of single-screen theaters to multiplexes, there are an increasing number of motion picture screens in the geographic areas in which the Entertainment Group operates. At the same time, many motion picture exhibitors have been merging or consolidating their operations, resulting in fewer competitors with an increased number of motion picture screens competing for the available pictures. This combination of factors may tend to increase competition for films that are popular with the general public. The Entertainment Group also competes with national and regional circuits and independent exhibitors with respect to attracting patrons and acquiring new theaters.

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

Motion pictures may continue to play in theaters for up to six months following their initial release. Concurrently with their release in the United States, motion pictures generally are released in Canada and may also be released in one or more other foreign markets. Typically, the motion picture then becomes available for distribution in other markets as follows:

                                                                                  MONTHS AFTER      APPROXIMATE
                                                                                 INITIAL RELEASE  RELEASE PERIOD
                                                                                 ---------------  ---------------
Domestic home video............................................................    4-6 months           --
Domestic pay-per-view..........................................................    6-9 months        3 months
Domestic pay television........................................................   10-18 months     12-21 months
Domestic network or basic cable................................................   30-36 months     18-36 months
Domestic syndication...........................................................   30-36 months      3-15 years
Foreign home video.............................................................    6-12 months          --
Foreign television.............................................................   18-24 months      3-12 years

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

DVD. Another new technology that has emerged is digital variable disc or "DVD." DVD is an MPEG-encoded, multi-layered, high-density compact disc. Similar in size to an audio compact disc ("CD"), DVDs can hold up to four two-hour movies but take up less space than a videotape and do not degrade over time. Just as CDs have replaced records as the dominant medium for prerecorded music, DVD is expected to become a widely-accepted format for home video programming. The Company believes that it will experience additional demand for its library product, particularly sell-through product, as DVD equipment becomes more prevalent.

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

SNAPPER

Snapper manufactures Snapper-Registered Trademark- brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear-engine riding lawnmowers, garden tractors, zero-turn-radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment and mid-mount commercial equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area and front-mount zero-turn-radius lawn equipment.

Snapper products are premium-priced, generally selling at retail from $300 to $8,500, and are currently sold through three types of distribution networks. Snapper sells and supports directly a 4,000-dealer network for the distribution of its products. Snapper also has a two-step distribution process whereby it sells to eight distributors that in turn service approximately 2,000 dealers throughout the United States. The third type of distribution done by Snapper is to the Home Depot retail chain. A limited selection of residential walk-behind lawnmowers and rear-engine riding lawnmowers are sold at approximately 300 Home Depot locations.

A large percentage of the residential sales of lawn and garden equipment are made during a seventeen-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior to this selling season, the largest volume of sales to the ultimate consumer are made during this time. The main sales revenues during the late fall and winter periods are related to snowthrower shipments. Snapper has an agreement with a financial institution which makes floor-plan financing for Snapper products available to dealers. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper. Under the terms of this agreement, a default in payment by one of the dealers on the program is non-recourse to Snapper. If there is a default by a dealer and the equipment is retained in the dealer inventory, Snapper is obligated to repurchase any such new and unused equipment.

Snapper also makes available, through General Electric Credit Corporation, a retail customer revolving credit plan. This credit plan allows consumers to pay for Snapper products. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1,000,000 square feet. Excluding engines and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and material for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 1996, Snapper has spent an average of $3.0 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark
Snapper-Registered Trademark- is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

The lawn and garden industry is highly competitive with the competition being based on price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. Approximately 50 companies manufacture products that compete with Snapper's. Snapper's principal brand-name competitors in the sale of lawn and garden equipment include The Toro Company, Lawn-Boy (a product of The Toro Company), Sears, Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, American Yard Products, Inc., MTD Products, Inc. and Simplicity Manufacturing, Inc.

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

In addition, the Shareholders Agreement generally grants RDM a right of first refusal with respect to any proposed sale by the Company of any shares of RDM common stock received by the Company in the Exchange Transaction for as long as the MMG-designated Directors have been nominated and elected to the Board of Directors of RDM. Such right of first refusal will not, however, apply to any proposed sale, transfer or assignment of such shares to any persons who would, after consummation of such transaction, own less than 10% of the outstanding shares of RDM common stock or to any sale of such shares pursuant to a registration statement filed under the Securities Act, provided the Company has used its reasonable best efforts not to make any sale pursuant to such registration statement to any single purchaser or "Acquiring Person" who would own 10% or more of the outstanding shares of RDM common stock after the consummation of such transaction. "Acquiring Person" generally is defined in the Shareholders Agreement to mean any person or group which together with all affiliates is the beneficial owner of 5% or more of the outstanding shares of RDM common stock.

Also in connection with the Exchange Transaction, the Company and RDM entered into a Registration Rights Agreement (the "Registration Rights Agreement") under which RDM agreed to register such shares ("Registrable Stock") at the request of the Company or its affiliates or any transferee who acquires at least 1,000,000 shares of the RDM common stock issued to the Company in the Exchange Transaction. Under the Registration Rights Agreement, registration may be required at any time during a ten-year period beginning as of the closing date of the Exchange Transaction (the "Registration Period") by the holders of at least 50% of the Registrable Stock if a "long-form" registration statement (i.e., a registration statement on Form S-1, S-2 or other similar form) is requested or by the holders of Registrable Stock with a value of at least $500,000 if a "short-form registration statement (i.e., a registration statement on Form S-3 or other similar form) is requested. RDM is required to pay all expenses incurred (other than the expenses of counsel, if any, for the holders of Registrable Stock, the expenses of underwriter's counsel, and underwriting fees) for any two registrations requested by the holders of Registrable Stock during the Registration Period. RDM will become obligated to pay the expenses of up to two additional registrations if RDM is not eligible to use a short-form registration statement to register the Registrable Stock at any time during the Registration Period. All other registrations will be at the expense of the holders of the Registrable Stock. RDM will have the right at least once during each twelve-month period to defer the filing of a demand registration statement for a period of up to 90 days after request for registration by the holders of the requisite number of shares of Registrable Stock. The Company has requested that RDM register its shares of RDM common stock pursuant to the terms of the Registration Rights Agreement.

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

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the fiscal year ended December 31, 1996. As of December 31, 1996, the Company had a remaining reserve of approximately $1.3 million to cover its obligations to its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary's liability, if any, has not been determined, but the Company believes that such liability will not be material.

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

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") wrote a letter to the Company stating that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with plan and has reported to ADEM that the work was completed and the Company will undertake to monitor the property on a quarterly basis. Since quarterly testing will be conducted, the Company believes that the reserves of approximately $1.8 million will be adequate to cover any further cost of remediation if required.

EMPLOYEES

As of March 7, 1997, the Company had approximately 2,600 regular employees. Approximately 1,000 of the employees are part-time employees in the Entertainment Group's theater business. In addition, approximately 850 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

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

                                                                       NUMBER
                                                              ------------------------
                        DESCRIPTION                              OWNED       LEASED                 LOCATION
------------------------------------------------------------  -----------  -----------  ---------------------------------
The Entertainment Group:
Office space................................................      --                4   Los Angeles, California
Sales office................................................      --                1   New York, New York

The Communications Group:
Office space................................................      --                1   Stamford, Connecticut
Office space................................................      --                1   Moscow, Russia
Office space................................................      --                1   Vienna, Austria
Office space................................................      --                1   Hong Kong
Office space................................................      --                1   New York, New York

General Corporate:..........................................
Office space................................................      --                1   East Rutherford, New Jersey

Snapper:
Manufacturing plant.........................................           1       --       McDonough, Georgia
Distribution facility.......................................      --                1   McDonough, Georgia
Distribution facility.......................................      --                1   Dallas, Texas
Distribution facility.......................................      --                1   Greenville, Ohio

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

                                                                                                    POSITION
               NAME                      AGE                    OFFICE                             HELD SINCE
-----------------------------------      ---      -----------------------------------  -----------------------------------
John W. Kluge......................          82   Chairman                             November 1995
Stuart Subotnick...................          55   Vice Chairman, President and Chief   November 1995 (Vice
                                                    Executive Officer                  Chairman)
                                                                                       December 1996 (President and
                                                                                       Chief Executive Officer)
Silvia Kessel......................          46   Executive Vice President, Chief      November 1995
                                                    Financial Officer and Treasurer
Arnold L. Wadler...................          53   Executive Vice President, General    November 1995
                                                    Counsel and Secretary
Robert A. Maresca..................          62   Senior Vice President (Chief         November 1995
                                                    Accounting Officer)

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

                                                                                          MARKET PRICE OF COMMON STOCK
                                                                                   ------------------------------------------
                                                                                           1996                  1995
                                                                                   --------------------  --------------------
QUARTERS ENDED                                                                       HIGH        LOW       HIGH        LOW
---------------------------------------------------------------------------------  ---------  ---------  ---------  ---------
March 31.........................................................................  $  14 1/4  $  11 1/2  $      11  $   8 3/4
June 30..........................................................................     16 5/8     12 1/4     13 3/8      8 5/8
September 30.....................................................................     12 1/2      9 1/2     19 1/8     13 1/4
December 31......................................................................     12 1/8      8 7/8     18 7/8     13 1/4

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

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEARS ENDED
                                                            DECEMBER 31             YEARS ENDED FEBRUARY 28
                                                       ----------------------  ----------------------------------
                                                          1996      1995(1)       1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
Statement of Operations Data
Revenues.............................................  $  201,755  $  138,970  $  194,789  $  175,713  $  222,318
Equity in losses of Joint Ventures...................     (11,079)     (7,981)     (2,257)       (777)     --
Loss from continuing operations before discontinued
  operations and extraordinary item..................     (94,433)    (87,024)    (69,411)   (132,530)    (72,973)
Loss from discontinued operations....................     (16,305)   (293,570)     --          --          --
Loss before extraordinary item.......................    (110,738)   (380,594)    (69,411)   (132,530)    (72,973)
Net income (loss)....................................    (115,243)   (412,976)    (69,411)   (132,530)    250,240
Loss from continuing operations before discontinued
  operations and extraordinary item per common
  share..............................................       (1.74)      (3.54)      (3.43)      (7.71)     (19.75)
Loss before extraordinary item per common share......       (2.04)     (15.51)      (3.43)      (7.71)     (19.75)
Net income (loss) per common share...................       (2.12)     (16.83)      (3.43)      (7.71)      67.74
Weighted average common shares entering into
  computation of per-share amounts...................      54,293      24,541      20,246      17,188       3,694
Dividends per common share...........................      --          --          --          --          --
BALANCE SHEET DATA (AT END OF PERIOD)
Total assets.........................................     944,740     599,638     391,870     520,651     704,356
Notes and subordinated debt..........................     459,059     304,643     237,027     284,500     325,158

------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During 1995, the Company adopted a formal plan to dispose of Snapper, Inc. ("Snapper"), a wholly-owned subsidiary of the Company, and as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996. In addition, at November 1, 1995 the Company's investment in RDM Sports Group, Inc. (formerly Roadmaster Industries, Inc., "RDM") was deemed to be a non-strategic asset and is included in the accompanying consolidated financial statements as a discontinued operation and an asset held for sale. The Company intends to dispose of its RDM stock during 1997.

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

The consolidated financial statements include the accounts and results of operations of the Communications Group, its majority owned and controlled Joint Ventures, CNM Paging, Radio Juventus, Radio Skonto, Romsat, SAC/Radio 7, Vilnius Cable and Protocall Ventures Ltd., and its subsidiaries. The following table lists the Communications Group's majority owned and controlled Joint Ventures at September 30, 1996:

                                                                                                     POPULATION/HH
                                                                                                     COVERED (MM)
JOINT VENTURE                         BUSINESS                            MARKET                        1996(1)
---------------------------  ---------------------------  ---------------------------------------  -----------------
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

------------------------

(1) Information for Romsat and Vilnius Cable are households covered. All other information is for population covered.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Investments in other companies and joint ventures which are not majority owned, or in which the Communications Group does not control, but exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See note 8 to the consolidated financial statements, "Investments in and Advances to Joint Ventures", for these Joint Ventures and their summary financial information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                         METROMEDIA INTERNATIONAL GROUP
                              SEGMENT INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                                         CALENDAR YEAR  CALENDAR YEAR  FISCAL YEAR
                                                                             1996           1995          1995
                                                                         -------------  -------------  -----------
Entertainment Group:
  Net revenues.........................................................   $   165,164    $   133,812    $ 191,244
  Cost of sales and rentals and operating expenses.....................      (139,307)      (132,951)    (187,477)
  Selling, general and administrative..................................       (24,709)       (24,049)     (22,888)
  Depreciation and amortization........................................        (5,555)          (694)        (767)
                                                                         -------------  -------------  -----------
  Loss from operations.................................................        (4,407)       (23,882)     (19,888)
                                                                         -------------  -------------  -----------
Communications Group:
  Net revenues.........................................................        14,047          5,158        3,545
  Cost of sales and rentals and operating expenses.....................        (1,558)       --            --
  Selling, general and administrative..................................       (37,463)       (26,803)     (19,067)
  Depreciation and amortization........................................        (6,403)        (2,101)      (1,149)
                                                                         -------------  -------------  -----------
  Loss from operations.................................................       (31,377)       (23,746)     (16,671)
                                                                         -------------  -------------  -----------
Snapper:
  Net Revenues.........................................................        22,544        --            --
  Cost of sales and rental and operating expenses......................       (20,699)       --            --
  Selling, general and administrative..................................        (9,954)       --            --
  Depreciation and amortization........................................        (1,256)       --            --
                                                                         -------------  -------------  -----------
  Loss from operations.................................................        (9,365)       --            --
                                                                         -------------  -------------  -----------
Corporate Headquarters and Eliminations:
  Net revenues.........................................................       --             --            --
  Cost of sales and rental and operating expenses......................       --             --            --
  Selling, general and administrative..................................        (9,355)        (1,109)      --
  Depreciation and amortization........................................           (18)       --            --
                                                                         -------------  -------------  -----------
  Loss from operations.................................................        (9,373)        (1,109)      --
                                                                         -------------  -------------  -----------
Consolidated--Continuing Operations:
  Net revenues.........................................................       201,755        138,970      194,789
  Cost of sales and rentals and operating expenses.....................      (161,564)      (132,951)    (187,477)
  Selling, general and administrative..................................       (81,481)       (51,961)     (41,955)
  Depreciation and amortization........................................       (13,232)        (2,795)      (1,916)
                                                                         -------------  -------------  -----------
  Loss from operations.................................................       (54,522)       (48,737)     (36,559)
                                                                         -------------  -------------  -----------
Interest expense.......................................................       (36,256)       (33,114)     (32,389)
Interest income........................................................         8,838          3,575        3,094
Provision for income taxes.............................................        (1,414)          (767)      (1,300)
Equity in losses of Joint Ventures.....................................       (11,079)        (7,981)      (2,257)
Discontinued operations................................................       (16,305)      (293,570)      --
Extraordinary item.....................................................        (4,505)       (32,382)      --
                                                                         -------------  -------------  -----------
Net loss...............................................................   $  (115,243)   $  (412,976)   $ (69,411)
                                                                         -------------  -------------  -----------
                                                                         -------------  -------------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MMG CONSOLIDATED--RESULTS OF OPERATIONS

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

The calendar 1996 loss from discontinued operations and extraordinary item are attributable to the writedown of the investment in RDM to its net realizable value and the loss associated with the refinancing of the Orion debt facility as part of the Goldwyn and MPCA acquisition, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The calendar 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to Snapper in the November 1 Merger to its net realizable value.

The extraordinary loss relating to the early extinguishment of debt in calendar 1995 was a result of the repayment and termination of the Plan debt, which was refinanced with funds provided under the Old Orion Credit Facility (see note 9) and a non-interest bearing promissory note from MMG, and to the charge-off of the unamortized discount associated with such obligations.

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

ENTERTAINMENT GROUP--RESULTS OF OPERATIONS

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

Pay television revenues were $20.5 million in calendar 1996, a decrease of $11.1 million or 35% from the previous year. The decrease in pay television revenues is due to the lack of available titles in calendar 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
in the primary pay cable window compared to six available titles during calendar 1995. The Entertainment Group's reduced theatrical release schedule in calendar 1996, as well as limited ancillary rights to certain theatrical releases in calendar 1996, will continue to have an adverse effect on future pay television revenues.


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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses were $24.7 million in calendar 1996, an increase of $700,000 from the previous year. The increase is attributed to the inclusion of the Acquired Businesses' selling, general and administrative expenses for the six months ended December 31, 1996, offset almost entirely by nonrecurring costs which include costs associated with the Plan in calendar 1995, reductions in insurance costs and in outside computer consulting costs.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization charges were $5.6 million in calendar 1996, an increase of $4.9 million from the previous year. The increase is attributed to the inclusion of the depreciation of the theater group property and equipment as well as the amortization of the goodwill associated with the Acquired Businesses.

OPERATING LOSS

Operating loss decreased $19.5 million in calendar 1996 to $4.4 million from an operating loss of $23.9 million in calendar 1995. Two main factors contributed to the decreased operating loss in calendar 1996. First, calendar 1995 results were adversely affected by approximately $15.7 million of writedowns to estimated net realizable value of the carrying amounts on certain film product. No such writedowns occurred in calendar 1996. Secondly, the theater group acquired on July 2, 1996 contributed positively to calendar 1996 operating results.

The Entertainment Group is likely to generate operating losses until profitable new product is produced and released, as approximately one-half of its film inventories are stated at estimated net realizable value and do not generate gross profit upon recognition of revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED FEBRUARY 28, 1995

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS

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

THE COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

REVENUES

Revenues increased to $14.0 million for calendar 1996 from $5.2 million for calendar 1995. Revenues of unconsolidated Joint Ventures for calendar 1996 and 1995 appear in note 8 to the consolidated financial statements. The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Hungary, paging service operations in Romania and an increase in management and licensing fees. Revenue from radio operations increased to $9.4 million for calendar 1996 from $3.9 million for calendar 1995. Radio paging services generated revenues of $2.9 million for calendar 1996 as compared to $700,000 for calendar 1995. Management fees and licensing fees increased to $1.8 million for calendar 1996 from $600,000 for calendar 1995. In 1995, the Communications Group changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three month lag. As a result, the calendar 1995 consolidated statement of operations reflects nine months of these operations as compared to twelve months for calendar 1996. Had the Communications Group applied this method from October 1, 1994 the net effect on the results of operations would not have been material.

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

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control of these ventures. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations.

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

The increase in losses of the Joint Ventures of $3.1 million from calendar 1995 to calendar 1996 is partially attributable to the acquisition during 1996 of Protocall Ventures, Ltd., which included five new trunked mobile radio ventures and increased the loss by $600,000. Further, a loss of $500,000 was incurred in connection with the expansion of radio operations. The Communications Group's paging ventures in Estonia and Riga and cable venture in Tblisi were responsible for $600,000, $900,000 and $1.0 million, respectively, of the increased loss. These losses were attributable to increased costs associated with promotional discount campaigns at the paging ventures, which resulted ultimately in increased subscribers, and a writedown of older receivable balances at the cable venture. Losses were offset by an increase in equity in income of $1.2 million realized at the Communications Group's telephony venture in Tblisi.

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

                                                                                      WIRELESS
                                                                                      CABLE TV     PAGING     TELEPHONY
                                                                                     -----------  ---------  -----------
December 31, 1995..................................................................      37,900      14,460      --
March 31, 1996.....................................................................      44,632      20,683      --
June 30, 1996......................................................................      53,706      29,107      --
September 30, 1996.................................................................      62,568      37,636       6,104
December 31, 1996..................................................................      69,118      44,836       6,642

FOREIGN CURRENCY

The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in United States ("U.S.") dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994.

REVENUES

Revenues increased to $5.2 million in calendar 1995 from $3.5 million in the year ended December 31, 1994 ("calendar 1994"). This growth in revenue from calendar 1994 to calendar 1995 resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. However, in calendar 1995 the Communications Group changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three month lag. As a result, the December 31, 1995 consolidated balance sheet includes the accounts for these operations at September 30, 1995 as compared to the December 31, 1994 balances included in 1994, and the calendar 1995 statement of operations reflects nine months of these operations as compared to twelve months for calendar 1994. Had the Communications Group applied this method from October 1, 1994, revenues would have increased over the revenues reported but the net effect on the results of operations would not have been material.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Losses from the Communications Group's other operations, including five paging entities, three of which were started in calendar 1995, and one telephony operation, increased by $400,000 in calendar 1995.

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

FOREIGN CURRENCY

The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Company.

SNAPPER--RESULTS OF OPERATIONS

OPERATIONS FOR THE TWO MONTHS ENDED DECEMBER 31, 1996

REVENUES

Snapper's 1996 period sales were $22.5 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $3.1 million. Sales of snowthrowers contributed the majority of the revenues during the two month period. In addition, Snapper sold older lawn and garden equipment repurchased from distributors at close-out pricing during the period. Due to the seasonal nature of selling lawn and garden equipment, these two months do not reflect an average sales period for Snapper.

Gross profit during the period was $1.8 million. These low profit results were caused by reduced production due to the normal factory shut down periods in the holiday season. In addition, a lower sales margin was realized on the close-out pricing for the older lawn and garden equipment sold during the period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses were $10.0 million for the period. In addition to normal selling, general and administrative expenses, these expenses reflect expenditures relating to the acquisition of 16 distributorships during the final two months of 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSSES

Snapper experienced an operating loss of $9.4 million during this two month period. This loss was the result of the reduced production levels and the acquisition of the distributorships during the period. Management anticipates that Snapper will not be profitable for the full year of 1997 as it continues to repurchase certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

LIQUIDITY AND CAPITAL RESOURCES

MMG CONSOLIDATED

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for calendar 1996 was $16.6 million compared to cash provided by operations of $22.1 million for calendar 1995, a decrease of $38.7 million.

The calendar 1996 net loss of $115.2 million includes a loss on discontinued operations of $16.3 million and a loss on early extinguishment of debt of $4.5 million. The calendar 1995 net loss of $413.0 million includes a loss on discontinued operations of $293.6 million and a loss on early extinguishment of debt of $32.4 million. The calendar 1996 net loss, exclusive of the losses on discontinued operations and extraordinary items, was $94.4 million compared to a $87.0 million loss in calendar 1995.

Losses from operations include significant non-cash items of depreciation, amortization and equity in losses of Joint Ventures. Non-cash items decreased $25.0 million, from $115.6 million in calendar 1995 to $90.6 million in calendar 1996. The decrease in non-cash items principally relates to reduced amortization of film costs, partially offset by increased depreciation and amortization related to the November 1 Merger and the Goldwyn and MPCA acquisitions.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As discussed below, the decrease in cash flows in calendar 1995 generally resulted from the reduction in revenues caused by the Entertainment Group's reduced release schedule and increases in selling, general and administrative expenses at the Communications Group and the Entertainment Group. Net interest expense remained relatively constant from fiscal 1995 to calendar 1995. The Entertainment Group's reduced release schedule, which is the result of the restrictions imposed upon the Entertainment Group while operating under the Plan, has negatively impacted and will continue to negatively impact cash provided by operations.

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

Investments in film inventories decreased $18.1 million, or 79%, from $22.8 million in fiscal 1995 to $4.7 million in calendar 1995. Such decrease reflects the releasing costs of the last five pictures fully or substantially financed by the Entertainment Group in fiscal 1995 compared to minimal investments in films since the removal of the restrictions of the Plan in connection with the November 1 Merger for calendar 1995.

Investments in the Communications Group Joint Ventures increased $5.5 million, or 34%, from $16.4 million in fiscal 1995 to $21.9 million in calendar 1995. The increase represents an increase in the number of the Communications Group's Joint Ventures as well as additional funding of existing ventures. In addition, fiscal 1995 included net cash paid for East News Channel Trading and Service, Kft of $7.0 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities increased $48.3 million, or 131%, from $36.9 million in fiscal 1995 to $85.2 million in calendar 1995.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
THE COMPANY

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

MMG's 9 7/8% Senior Subordinated Debentures due in 1997 require it to make annual sinking fund payments in March of each year of $3,000,000. At December 31, 1996, $15.0 million remained outstanding under the 9 7/8% Senior Subordinated Debentures, which was subsequently paid on March 17, 1997.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global communications, media and entertainment company, (ii) the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) the Entertainment Group's ability to generate positive cash flows sufficient to meet its planned film production release schedule and service the new Entertainment Group Credit Facility. If the Company is unable to successfully implement its strategy, the Company may be required to (i) seek, in addition to the offering described above, financing through public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

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

THE ENTERTAINMENT GROUP

Since the November 1 Merger, the restrictions imposed by the agreements entered into in connection with the Plan, which hindered the Entertainment Group's ability to produce and acquire new motion picture product, were eliminated. As a result, the Entertainment Group has begun producing, acquiring and financing theatrical films consistent with the covenants set forth in the credit agreement relating to the Entertainment Group Credit Facility. The principal sources of funds required for the Entertainment Group's motion picture production, acquisition and distribution activities will be cash generated from operations, proceeds from the presale of subdistribution and exhibition rights, primarily in foreign markets, and borrowings under the Entertainment Group's Revolving Credit Facility. In addition, the Company is exploring various off-balance sheet financing arrangements to augment its resources.

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

The Entertainment Group Credit Facility contains customary covenants, including limitations on the incurrence of additional indebtedness and guarantees, the creation of new liens, restrictions on the development costs and budgets for new films, limitations on the aggregate amount of unrecouped print and advertising costs the Entertainment Group may incur, limitations on the amount of the Entertainment Group's leases, capital and overhead expenses, (including specific limitations on the capital expenditures of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
the Entertainment Group's theatre group subsidiary) prohibitions on the declaration of dividends or distributions by the Entertainment Group to MMG (other than $15 million of subordinated loans which may be repaid to MMG), limitations on the merger or consolidation of the Entertainment Group or the sale by the Entertainment Group of any substantial portion of its assets or stock and restrictions on the Entertainment Group's line of business, other than activities relating to the production and distribution of entertainment product and other covenants and provisions described above. See note 9 in the notes to the consolidated financial statements. The Entertainment Group Credit Facility is secured by a security interest in all of the Entertainment Group's assets and the Revolving Credit Facility is guaranteed by the Company's largest shareholder, Metromedia Company, and its Chairman, John W. Kluge.


At December 31, 1996, the Entertainment Group had $37.5 million available under its $100 million Revolving Credit Facility which management intends to utilize, together with cash generated from operations, to finance its operations in 1997. In addition to the Entertainment Group Credit Facility and cash generated from operations, management intends to explore such alternatives as increasing its revolving line of credit, obtaining off-balance sheet financing, or obtaining short term funding from MMG in order to augment its resources to finance anticipated levels of production and distribution activities and to meet debt obligations as they become due during 1997 and 1998.


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

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 1996, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $69.6 million, of which $18.9 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund the credit agreements.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Cash flows used in operations totaled $7.1 million dollars for the two month period ended December 31, 1996. This shortfall in cash generated by operations was due to the seasonality of sales and related cash collections and the repurchase of distributor inventories.

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



Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1996, there was approximately $35.3 million outstanding under this floor plan financing arrangement.


Management believes that available cash on hand, borrowings from the Snapper Revolver and Working Captial Facility, and the cash flow generated by operating activities will provide sufficient funds for Snapper to meet its obligations.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS.

Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and demographic changes, which may influence the exhibition of films in certain areas; competition from other entertainment and communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested; developing legal structures in Eastern Europe, the former Soviet Republics, the PRC and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe, the former Soviet Republics and the PRC; the loss of any significant customers (especially clients of the Communications Group); changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in the Form 10-K.

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

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                By:              /s/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                              EXECUTIVE VICE PRESIDENT


Dated: June 18, 1997

             METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Auditors'............................................................................         F-1
Consolidated Statements of Operations for the years ended December 31, 1996, December 31, 1995 and February
  28, 1995.................................................................................................         F-2
Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995..................................         F-3
Consolidated Statements of Cash Flows for the years ended December 31, 1996, December 31, 1995 and February
  28, 1995.................................................................................................         F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, December 31, 1995
  and February 28, 1995....................................................................................         F-5
Notes to Consolidated Financial Statements.................................................................         F-6

Consolidated Financial Statement Schedules:
    I.  Condensed Financial Information of Registrant......................................................         S-1
    II. Valuation and Qualifying Accounts..................................................................         S-5

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

New York, New York
March 27, 1997

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       YEARS ENDED
                                                                         ----------------------------------------
                                                                         DECEMBER 31,  DECEMBER 31,  FEBRUARY 28,
                                                                             1996          1995          1995
                                                                         ------------  ------------  ------------

                                                                                         (NOTE 1)
Revenues...............................................................   $  201,755    $  138,970    $  194,789
Cost and expenses:
  Cost of sales and rentals and operating expenses.....................      161,564       132,951       187,477
  Selling, general and administrative..................................       81,481        51,961        41,955
  Depreciation and amortization........................................       13,232         2,795         1,916
                                                                         ------------  ------------  ------------
Operating loss.........................................................      (54,522)      (48,737)      (36,559)
Interest expense, including amortization of debt discount of $4,850 in
  December 31, 1996, $10,436 in December 31, 1995, and $12,153 in
  February 28, 1995....................................................       36,256        33,114        32,389
Interest income........................................................        8,838         3,575         3,094
                                                                         ------------  ------------  ------------
  Interest expense, net................................................       27,418        29,539        29,295
Loss before provision for income taxes, equity in losses of Joint
  Ventures, discontinued operations and extraordinary item.............      (81,940)      (78,276)      (65,854)
Provision for income taxes.............................................        1,414           767         1,300
Equity in losses of Joint Ventures.....................................       11,079         7,981         2,257
                                                                         ------------  ------------  ------------
Loss from continuing operations before discontinued operations and
  extraordinary item...................................................      (94,433)      (87,024)      (69,411)
Discontinued operations:
  Loss on disposal of assets held for sale.............................      (16,305)     (293,570)       --
                                                                         ------------  ------------  ------------
Loss before extraordinary item.........................................     (110,738)     (380,594)      (69,411)
Extraordinary item:
  Early extinguishment of debt.........................................       (4,505)      (32,382)       --
                                                                         ------------  ------------  ------------
Net loss...............................................................   $ (115,243)   $ (412,976)   $  (69,411)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Primary loss per common share:
  Continuing operations................................................   $    (1.74)   $    (3.54)   $    (3.43)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
  Discontinued operations..............................................   $    (0.30)   $   (11.97)   $   --
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
  Extraordinary item...................................................   $    (0.08)   $    (1.32)   $   --
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
  Net loss.............................................................   $    (2.12)   $   (16.83)   $    (3.43)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

          See accompanying notes to consolidated financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1996          1995
                                                                                       ------------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents..........................................................   $   91,130    $   26,889
  Short-term investments.............................................................       --             5,366
  Accounts receivable:
    Film, net of allowance for doubtful accounts of $11,600 at December 31, 1996 and
      1995...........................................................................       30,447        27,306
    Other, net of allowance for doubtful accounts of $1,691 and $313 at December 31,
      1996 and 1995, respectively....................................................       40,287         2,146
  Film inventories...................................................................       66,156        59,430
  Inventories........................................................................       54,404           224
  Other assets.......................................................................        8,123         6,314
                                                                                       ------------  ------------
      Total current assets...........................................................      290,547       127,675
Investments in and advances to Joint Ventures........................................       65,447        36,934
Asset held for sale--RDM Sports Group, Inc...........................................       31,150        47,455
Asset held for sale--Snapper, Inc....................................................       --            79,200
Property, plant and equipment, net of accumulated depreciation.......................       73,928         5,797
Film inventories.....................................................................      186,143       137,233
Long-term film accounts receivable...................................................       20,214        31,308
Intangible assets, less accumulated amortization.....................................      258,783       119,485
Other assets.........................................................................       18,528        14,551
                                                                                       ------------  ------------
      Total assets...................................................................   $  944,740    $  599,638
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable...................................................................   $   25,968    $    4,695
  Accrued expenses...................................................................      108,082        96,113
  Participations and residuals.......................................................       36,529        19,143
  Current portion of long-term debt..................................................       55,638        40,597
  Deferred revenues..................................................................       16,724        15,097
                                                                                       ------------  ------------
      Total current liabilities......................................................      242,941       175,645
Long-term debt.......................................................................      403,421       264,046
Participations and residuals.........................................................       26,387        28,465
Deferred revenues....................................................................       48,188        47,249
Other long-term liabilities..........................................................        4,121           395
                                                                                       ------------  ------------
      Total liabilities..............................................................      725,058       515,800
                                                                                       ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, authorized 70,000,000 shares, none issued.........................       --            --
  Common Stock, $1.00 par value, authorized 400,000,000 and 110,000,000 shares, issued and outstanding 66,153,439 and 42,613,738 shares at December 31, 1996 and
    1995, respectively...............................................................       66,153        42,614
  Paid-in surplus....................................................................      959,558       728,747
  Other..............................................................................       (2,680)          583
  Accumulated deficit................................................................     (803,349)     (688,106)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................      219,682        83,838
                                                                                       ------------  ------------
        Total liabilities and stockholders' equity...................................   $  944,740    $  599,638
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       YEARS ENDED
                                                                         ----------------------------------------
                                                                         DECEMBER 31,  DECEMBER 31,  FEBRUARY 28,
                                                                             1996          1995          1995
                                                                         ------------  ------------  ------------
Operations:
  Net loss.............................................................   $ (115,243)   $ (412,976)   $  (69,411)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Loss on disposal of assets held for sale.............................       16,305       293,570        --
  Equity in losses of Joint Ventures...................................       11,079         7,981         2,257
  Amortization of film costs...........................................       61,472        91,466       140,318
  Amortization of bank guarantee.......................................       --             2,956         4,951
  Amortization of debt discounts.......................................        4,850        10,436        12,153
  Depreciation and amortization........................................       13,232         2,795         1,916
  Loss on early extinguishment of debt.................................        4,505        32,382        --
Changes in assets and liabilities, net of effect of acquisitions and consolidation of Snapper:
    Decrease in accounts receivable....................................       15,211        15,114        21,575
    Increase in inventories............................................       (2,697)         (224)       --
    Increase in other assets...........................................      (10,079)       --            --
    Decrease in accounts payable and accrued expenses..................         (621)       (4,723)       (3,160)
    Accrual of participations and residuals............................       34,255        18,464        25,628
    Payments of participations and residuals...........................      (27,362)      (20,737)      (32,353)
    Decrease in deferred revenues......................................      (20,984)      (12,269)      (30,041)
    Other operating activities, net....................................         (568)       (2,125)        3,112
                                                                         ------------  ------------  ------------
      Cash provided by (used in) operations............................      (16,645)       22,110        76,945
                                                                         ------------  ------------  ------------
Investing activities:
    Proceeds from Metromedia Company notes receivable..................       --            45,320        --
    Investments in and advances to Joint Ventures......................      (40,999)      (21,949)      (16,409)
    Distributions from Joint Ventures..................................        3,438           784        --
    Investment in film inventories.....................................      (67,176)       (4,684)      (22,840)
    Cash paid for acquisitions.........................................       (2,545)       --            (7,033)
    Cash acquired in acquisitions......................................        8,238        66,702        --
    Additions to property, plant and equipment.........................       (8,729)       (3,475)       (4,808)
    Other investing activities, net....................................        4,855        (6,521)        1,233
                                                                         ------------  ------------  ------------
      Cash provided by (used in) investing activities..................     (102,918)       76,177       (49,857)
                                                                         ------------  ------------  ------------
Financing activities:
    Proceeds from issuance of long-term debt...........................      360,252       176,938        40,278
    Proceeds from issuance of common stock.............................      190,604         2,282        17,690
    Payments on notes and subordinated debt............................     (357,324)     (264,856)      (95,037)
    Proceeds from issuance of stock related to incentive plans.........          972        --            --
    Payment of deferred financing costs................................      (10,700)       --            --
    Other financing activities, net....................................       --               399           184
                                                                         ------------  ------------  ------------
      Cash provided by (used in) financing activities..................      183,804       (85,237)      (36,885)
                                                                         ------------  ------------  ------------
    Net increase (decrease) in cash and cash equivalents...............       64,241        13,050        (9,797)
    Effect of change in fiscal year....................................       --           (13,583)       --
    Cash and cash equivalents at beginning of year.....................       26,889        27,422        37,219
                                                                         ------------  ------------  ------------
    Cash and cash equivalents at end of year...........................   $   91,130    $   26,889    $   27,422
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS))

                                                      COMMON STOCK
                                                 -----------------------
                                                  NUMBER OF                PAID-IN               ACCUMULATED
                                                    SHARES      AMOUNT     SURPLUS      OTHER      DEFICIT        TOTAL
                                                 ------------  ---------  ----------  ---------  ------------  -----------
Balances, February 28, 1994....................    17,188,408  $  17,189  $  265,156  $  --       $ (240,727)  $    41,618
Issuance of stock related to private
  offerings....................................     3,735,370      3,735      20,455     --           --            24,190
Issuance of stock related to incentive plans...        11,120         11       3,618     --           --             3,629
Foreign currency translation adjustment........       --          --          --            184       --               184
Net loss.......................................       --          --          --         --          (69,411)      (69,411)
                                                 ------------  ---------  ----------  ---------  ------------  -----------
Balances, February 28, 1995....................    20,934,898     20,935     289,229        184     (310,138)          210
November 1 Merger:
  Issuance of stock related to the acquisition
    of Actava and Sterling.....................    17,974,155     17,974     316,791     --           --           334,765
  Issuance of stock in exchange for
    MetProductions and Met International.......     3,530,314      3,530      33,538     --           --            37,068
  Valuation of Actava and MITI options.........       --          --          25,677     --           --            25,677
  Revaluation of MITI minority interest........       --          --          60,923     --           23,608        84,531
Adjustment for change in fiscal year...........       --          --          --         --           11,400        11,400
Issuance of stock related to incentive plans...       174,371        175       2,589     --           --             2,764
Foreign currency translation adjustment........       --          --          --            399       --               399
Net loss.......................................       --          --          --         --         (412,976)     (412,976)
                                                 ------------  ---------  ----------  ---------  ------------  -----------
Balances, December 31, 1995....................    42,613,738     42,614     728,747        583     (688,106)       83,838
Issuance of stock related to public offering,
  net..........................................    18,400,000     18,400     172,204     --           --           190,604
Issuance of stock related to the acquisitions
  of the Samuel Goldwyn Company and Motion
  Picture Corporation of America...............     4,715,869      4,716      54,610     --           --            59,326
Issuance of stock related to incentive plans...       423,832        423       3,997     (3,174)      --             1,246
Foreign currency translation adjustment........       --          --          --           (618)      --              (618)
Amortization of restricted stock...............       --          --          --            529       --               529
Net loss.......................................       --          --          --         --         (115,243)     (115,243)
                                                 ------------  ---------  ----------  ---------  ------------  -----------
Balances, December 31, 1996....................    66,153,439  $  66,153  $  959,558  $  (2,680)  $ (803,349)  $   219,682
                                                 ------------  ---------  ----------  ---------  ------------  -----------
                                                 ------------  ---------  ----------  ---------  ------------  -----------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In addition, the Company manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories and distributes edgers. The lawnmowers include rear-engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. The Company also manufactures a line of commercial lawn and turf equipment under the Snapper-Registered Trademark- brand.

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

The Company expects that it will sell either equity or debt securities in a public or private offering during the remainder of 1997. The Company intends to use the proceeds from the sale of these securities to finance the continued build-out of the Communications Group's systems and for general corporate

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
purposes, including working capital needs of the Company and its subsidiaries, the repayment of certain indebtedness of the Company and its subsidiaries and potential future acquisitions. However, no assurances can be given that the Company will be able to successfully complete the sale of its securities in a timely fashion or on favorable terms.

In addition, management believes that its long term liquidity needs will be satisfied through a combination of (i) the Company's successful implementation and execution of its growth strategy to become a global communications, media and entertainment company, (ii) the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses, and (iii) the Entertainment Group's ability to generate positive cash flows sufficient to meet its planned film production release schedule and service the Entertainment Group Credit Facility. In addition to disposing of its investment in RDM Sports Group, Inc., the Company may be required to (i) attempt to obtain financing in addition to the offering described above, through the public or private sale of debt or equity securities of the Company or one of its subsidiaries, (ii) otherwise restructure its capitalization, or (iii) seek a waiver or waivers under one or more of its subsidiaries' credit facilities to permit the payment of dividends to the Company.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

EQUITY METHOD INVESTMENTS

Investments in other companies and Joint Ventures ("Joint Ventures") which are not majority owned, or which the Company does not control but in which it exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures". Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses of the Joint Venture. Equity in the losses of the Joint Ventures are recognized according to the percentage ownership in each Joint Venture until the Company's Joint Venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the Joint Venture if it is the principal funding source for the Joint Venture.

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

During the year ended December 31, 1995 ("calendar 1995"), the Company changed its policy of consolidating two indirectly owned subsidiaries by recording the related assets and liabilities and results of operations based on a three-month lag. As a result, the December 31, 1996 and 1995 balance sheets includes the accounts of these subsidiaries at September 30, 1996 and 1995, respectively, and the calendar 1995 statement of operations reflects the results of operations of these subsidiaries for the nine months

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ended September 30, 1995. Had the Company applied this method from October 1, 1994, the effect on reported December 31, 1995 results would not have been material. For the year ended December 31, 1996 ("calendar 1996") the results of operations reflect twelve months of activity based upon a September 30 fiscal year end of these subsidiaries.

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

THE ENTERTAINMENT GROUP

Revenue from the theatrical distribution of films is recognized as the films are exhibited. The Entertainment Group distributes its films to the home video market in the United States and Canada. The Entertainment Group's home video revenue, less a provision for returns, is recognized when the video cassettes are shipped. Distribution of the Entertainment Group's films to the home video markets in foreign countries is generally effected through subdistributors who control various aspects of distribution. When the terms of sale to such subdistributors include the receipt of nonrefundable guaranteed amounts by the Entertainment Group, revenue is recognized when the film is available to the subdistributors for exhibition or exploitation and other conditions of sale are met. When the arrangements with such

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
subdistributors call for distribution of the Entertainment Group's product without a minimum amount guaranteed to the Entertainment Group, such sales are recognized when the Entertainment Group's share of the income from exhibition or exploitation is earned.

Revenue from the licensing of the Entertainment Group's film product to networks, basic and pay cable companies and television stations or groups of stations in the United States and Canada, as well as in foreign territories, is recognized when the license period begins and when certain other conditions are met, including the availability of such product for exhibition.

SNAPPER


Sales are recognized when the products are shipped to distributors or dealers. Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.


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

Inventories consist of the following as of December 31, 1996 and 1995 (in thousands):

                                                                               1996       1995
                                                                             ---------  ---------
Lawn and garden equipment:
  Raw materials............................................................  $  18,733  $      --
  Finished goods...........................................................     34,822         --
                                                                             ---------  ---------
                                                                                53,555         --
Telecommunications:
  Pagers...................................................................        849        224
                                                                             ---------  ---------
                                                                             $  54,404  $     224
                                                                             ---------  ---------
                                                                             ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1996 and 1995 consists of the following (in thousands):

                                                                             1996       1995
                                                                           ---------  ---------
Land.....................................................................  $   2,270  $  --
Buildings and improvements...............................................     12,409     --
Machinery and equipment..................................................     39,723      7,764
Theater and other leasehold improvements.................................     26,698        419
                                                                           ---------  ---------
                                                                              81,100      8,183
Less: Accumulated depreciation and amortization..........................     (7,172)    (2,386)
                                                                           ---------  ---------
                                                                           $  73,928  $   5,797
                                                                           ---------  ---------
                                                                           ---------  ---------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE OF COMMON STOCK

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-TERM DEBT

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

BARTER TRANSACTIONS

In connection with its AM/FM radio broadcast business, the Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

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

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Translation differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations. Such differences amounted to $255,000, $54,000 and $69,000 for calendar 1996, calendar 1995, and fiscal 1995, respectively, and were immaterial to the Company's results of operations for each of the periods presented. In addition, translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected in the Company's consolidated statements of cash flows for each of the periods presented.

ACCRUED EXPENSES

Accrued expenses at December 31, 1996 and 1995 consist of the following (in thousands):

                                                                            1996       1995
                                                                         ----------  ---------
Accrued salaries and wages.............................................  $    4,919  $   9,627
Accrued taxes..........................................................      25,467     11,000
Accrued interest.......................................................       7,176      9,822
Self-insurance claims payable..........................................      29,833     31,549
Accrued warranty costs.................................................       4,317     --
Accrued film distribution costs........................................       7,742      6,328
Other..................................................................      28,628     27,787
                                                                         ----------  ---------
                                                                         $  108,082  $  96,113
                                                                         ----------  ---------
                                                                         ----------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SELF-INSURANCE

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

                                                               CALENDAR   CALENDAR    FISCAL
                                                                 1996       1995       1995
                                                               ---------  ---------  ---------
Cash paid during the year for:
  Interest...................................................  $  32,015  $  12,270  $  13,108
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
  Taxes......................................................  $     728  $     996  $   1,804
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

Supplemental schedule of non-cash investing and financing activities (in thousands):

                                                               CALENDAR    CALENDAR    FISCAL
                                                                 1996        1995       1995
                                                              ----------  ----------  ---------
Acquisition of business:
  Fair value of assets acquired.............................  $  120,882  $  290,456  $  --
  Fair value of liabilities assumed.........................     180,591     239,109     --
                                                              ----------  ----------  ---------
      Net value.............................................  $  (59,709) $   51,347  $  --
                                                              ----------  ----------  ---------
                                                              ----------  ----------  ---------

In connection with acquisition of Motion Picture Corporation of America in 1996, the Company issued debt of $1.2 million and restricted common stock valued at $3.2 million.

See note 4 regarding the consolidation of Snapper.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. THE NOVEMBER 1 MERGER

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. THE NOVEMBER 1 MERGER (CONTINUED)
For accounting purposes only, Orion and MITI were deemed to be the joint acquirers of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Merger are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper (see notes 1 and 4). In addition, the Company's investment in RDM Sports Group, Inc. (formerly Roadmaster Industries, Inc.), was deemed to be a non-strategic asset (see note 5).

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

3. ENTERTAINMENT GROUP ACQUISITIONS

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. ENTERTAINMENT GROUP ACQUISITIONS (CONTINUED)
The purchase price, including the value of existing Goldwyn stock options and transaction costs related to the Goldwyn Merger, was approximately $43.8 million.

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


                                                                        1996         1995
                                                                     (UNAUDITED)  (UNAUDITED)
                                                                     -----------  -----------
Revenues...........................................................   $ 397,410    $ 401,132
                                                                     -----------  -----------
                                                                     -----------  -----------
Loss from continuing operations....................................    (134,097)    (185,865)
                                                                     -----------  -----------
                                                                     -----------  -----------
Net loss...........................................................    (154,907)    (511,817)
                                                                     -----------  -----------
                                                                     -----------  -----------
Net loss per share.................................................   $   (2.73)   $  (10.76)
                                                                     -----------  -----------
                                                                     -----------  -----------


4. SNAPPER, INC.

In connection with the November 1 Merger, Snapper was classified as an asset held for sale. Subsequently, the Company has announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper in order to grow and develop Snapper so as to maximize its long term value to the Company. Snapper has been included in the consolidated financial statements as of

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. SNAPPER, INC. (CONTINUED)
November 1, 1996. The allocation of the November 1, 1996 carrying value of Snapper, $73.8 million, which included an intercompany receivable of $23.8 million, is as follows (in thousands):

Cash..............................................................  $   7,395
Accounts receivable...............................................     36,544
Inventories.......................................................     51,707
Property, plant and equipment.....................................     29,118
Other assets......................................................        773
Accounts payable and accrued expenses.............................    (25,693)
Debt..............................................................    (40,059)
Other liabilities.................................................     (3,200)
                                                                    ---------
Excess of assets over liabilities.................................     56,585
Carrying value at November 1, 1996................................     73,800
                                                                    ---------
Excess of carrying value over fair value of net assets............  $  17,215
                                                                    ---------
                                                                    ---------


The excess of the carrying value over fair value of net assets is reflected in the accompanying consolidated financial statements as goodwill and is being amortized over 25 years.


The following table summarizes the operating results of Snapper for the ten months ended October 31, 1996 and for the period November 1, 1995 to December 31, 1995 (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Net sales.............................................................  $  130,623  $   14,385
Operating expenses....................................................     148,556      34,646
                                                                        ----------  ----------
Operating loss........................................................     (17,933)    (20,261)
Interest expense......................................................      (6,859)     (1,213)
Other income (expenses)...............................................       1,210        (259)
                                                                        ----------  ----------
Loss before taxes.....................................................     (23,582)    (21,733)
Income taxes..........................................................      --          --
                                                                        ----------  ----------
Net loss..............................................................  $  (23,582) $  (21,733)
                                                                        ----------  ----------
                                                                        ----------  ----------

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

                                                                                 TEN MONTHS
                                                               TWO MONTHS           ENDED          TWO MONTHS
                                                                  ENDED          OCTOBER 31,          ENDED
                                                            DECEMBER 31, 1996       1996        DECEMBER 31, 1995
                                                            -----------------  ---------------  -----------------
Inventories...............................................      $   2,438         $  15,550         $   4,596
Decrease in gross profit..................................          2,106             5,967             1,245

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. RDM SPORTS GROUP, INC.

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

As of December 31, 1996, the Company owned 39% of the issued and outstanding shares of RDM Common Stock based on approximately 49,507,000 shares of RDM Common Stock outstanding at November 8, 1996. Summarized financial information for RDM is shown below (in thousands):

                                                            AS OF, AND FOR
                                                                 THE
                                                             NINE MONTHS      AS OF, AND FOR
                                                                ENDED              THE
                                                            SEPTEMBER 28,       YEAR ENDED
                                                                 1996          DECEMBER 31,
                                                             (UNAUDITED)           1995
                                                           ----------------  ----------------
Net sales................................................     $  304,235        $  730,875
Gross profit.............................................         12,369            86,607
Interest expense.........................................         19,920            35,470
Gain on sale of subsidiaries.............................         98,475            --
Net income (loss)........................................            412           (51,004)
Current assets...........................................        209,272           406,586
Non-current assets.......................................         82,657           170,521
Current liabilities......................................        126,144           232,502
Non-current liabilities..................................        110,730           289,081
Total shareholders' equity...............................         55,055            55,524

6. FILM ACCOUNTS RECEIVABLE AND DEFERRED REVENUES

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. FILM ACCOUNTS RECEIVABLE AND DEFERRED REVENUES (CONTINUED)
Deferred revenues consist principally of advance payments received on pay cable, home video and other television contracts for which the films are not yet available for broadcast or exploitation.

7. FILM INVENTORIES

The following is an analysis of film inventories at December 31, 1996 and 1995 (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Current:
Theatrical and television product released less amortization..........  $   60,377  $   59,430
Completed not released................................................       5,779      --
                                                                        ----------  ----------
                                                                            66,156      59,430
                                                                        ----------  ----------
Non Current:
Theatrical and television product released less amortization..........     133,014     137,233
Completed not released................................................       2,476      --
In process and other..................................................      50,653      --
                                                                        ----------  ----------
                                                                           186,143     137,233
                                                                        ----------  ----------
                                                                        $  252,299  $  196,663
                                                                        ----------  ----------
                                                                        ----------  ----------

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

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

At December 31, 1996 and 1995 the Communications Group's investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                 INVESTMENTS IN AND ADVANCES TO JOINT VENTURES


                                                                                             YEAR
                                                                                            VENTURE     DATE OPERATIONS
JOINT VENTURE (BY SERVICE TYPE)                    1996       1995        OWNERSHIP %       FORMED         COMMENCED
-----------------------------------------------  ---------  ---------  -----------------  -----------  ------------------
WIRELESS CABLE TV
Kosmos TV, Moscow, Russia......................  $     759  $   4,317             50%           1991   1992
Baltcom TV, Riga, Latvia.......................      8,513      6,983             50%           1991   1992
Ayety TV, Tbilisi, Georgia.....................      4,691      3,630             49%           1991   1993
Kamalak, Tashkent, Uzbekistan(1)...............      6,031      3,731             50%           1992   1993
Sun TV, Kishinev, Moldova......................      3,590      1,613             50%           1993   1994
Alma-TV, Almaty, Kazakhstan(1).................      2,840      1,318             50%           1994   1995
                                                 ---------  ---------
                                                    26,424     21,592
                                                 ---------  ---------
PAGING
Baltcom Paging, Tallinn, Estonia...............      3,154      2,585             39%           1992   1993
Baltcom Plus, Riga, Latvia.....................      1,711      1,412             50%           1994   1995
Tbilisi Paging, Tbilisi, Georgia...............        829        619             45%           1993   1994
Raduga Paging, Nizhny Novgorod, Russia.........        450        364             45%           1993   1994
St. Petersburg Paging, St. Petersburg,
  Russia.......................................        963        527             40%           1994   1995
                                                 ---------  ---------
                                                     7,107      5,507
                                                 ---------  ---------
RADIO BROADCASTING
SAC, Moscow, Russia............................     --          1,174             51%(2)        1994   1994
Eldoradio, St. Petersburg, Russia..............        435        561             50%           1993   1995
Radio Socci, Socci, Russia.....................        361        269             51%           1995   1995
                                                 ---------  ---------
                                                       796      2,004
                                                 ---------  ---------
TELEPHONY
Telecom Georgia, Tbilisi, Georgia..............      2,704      2,078             30%           1994   1994
Trunked mobile radio ventures..................      2,049     --
                                                 ---------  ---------
                                                     4,753      2,078
                                                 ---------  ---------
PRE-OPERATIONAL
St. Petersburg Cable, St. Petersburg, Russia...        554     --                 45%           1996   Pre-Operational
Minsk Cable, Minsk, Belarus....................      1,980        918             50%           1993   Pre-Operational
Kazpage, Kazakhstan............................        350     --                 51%           1996   Pre-Operational
Magticom, Tbilisi, Georgia.....................      2,450     --                 34%           1996   Pre-Operational
Batumi Paging, Batumi, Georgia.................        256     --                 35%           1996   Pre-Operatoinal
Baltcom GSM....................................      7,874     --                 24%           1996   Pre-Operational
PRC Telephony ventures and equipment...........      9,712      2,378
Other..........................................      3,191      2,457
                                                 ---------  ---------
                                                    26,367      5,753
                                                 ---------  ---------
Total..........................................  $  65,447  $  36,934
                                                 ---------  ---------
                                                 ---------  ---------


------------------------
(1) Includes paging operations
(2) During 1996, the Communications Group purchased an additional 32% of SAC/Radio 7, increasing the ownership percentage to 83% and acquiring control of its business. Accordingly, this investment is now accounted for on a consolidated basis.

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)
The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, special political, economic and social risks inherent in doing business in the republics of the former Soviet Union, Eastern Europe and the PRC. These include matters arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

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

Summarized combined balance sheet financial information as of September 30, 1996 and 1995 and combined statement of operations financial information for the years ended September 30, 1996 and 1995 and for the nine months ended September 30, 1994 of Joint Ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED BALANCE SHEETS

                                                                                      1996       1995
                                                                                    ---------  ---------
Assets
Current assets....................................................................  $  16,073  $   6,937
Investments in wireless systems and equipment.....................................     38,447     31,349
Other assets......................................................................      3,100      2,940
                                                                                    ---------  ---------
Total Assets......................................................................  $  57,620  $  41,226
                                                                                    ---------  ---------
                                                                                    ---------  ---------
Liabilities and Joint Ventures' Equity (Deficit)
Current liabilities...............................................................  $  18,544  $  10,954
Amount payable under MITI credit facility.........................................     41,055     33,699
Other long-term liabilities.......................................................      6,043     --
                                                                                    ---------  ---------
                                                                                       65,642     44,653
Joint Ventures' Equity (Deficit)..................................................     (8,022)    (3,427)
                                                                                    ---------  ---------
Total Liabilities and Joint Ventures' Equity (Deficit)............................  $  57,620  $  41,226
                                                                                    ---------  ---------
                                                                                    ---------  ---------

COMBINED STATEMENT OF OPERATIONS

                                                                                    1996        1995       1994
                                                                                  ---------  ----------  ---------
Revenue.........................................................................  $  43,768  $   19,344  $   3,280
Expenses:
  Cost of service...............................................................     15,171       9,993      2,026
  Selling, general and administrative...........................................     23,387      11,746      2,411
  Depreciation and amortization.................................................      7,989       3,917      1,684
  Other.........................................................................      1,674      --            203
                                                                                  ---------  ----------  ---------
Total expenses..................................................................     48,221      25,656      6,324
                                                                                  ---------  ----------  ---------
Operating loss..................................................................     (4,453)     (6,312)    (3,044)
Interest expense................................................................     (3,655)     (1,960)      (632)
Other income (expense)..........................................................       (391)     (1,920)        47
Foreign currency translation....................................................       (356)       (203)        15
                                                                                  ---------  ----------  ---------
Net loss........................................................................  $  (8,855) $  (10,395) $  (3,614)
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)
Financial information for Joint Ventures which are not yet operational is not included in the above summary. The Communication Group's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized at December 31, 1996 amounted to approximately $26.4 million.

The following table represents summary financial information for all operating entities being grouped as indicated as of and for the year ended December 31, 1996 and totals for the years ended December 31, 1995 and February 28, 1995 (in thousands):

                                                                                              CALENDAR     CALENDAR     FISCAL
                                        WIRELESS                     RADIO                      1996         1995        1995
                                        CABLE TV      PAGING     BROADCASTING    TELEPHONY      TOTAL        TOTAL       TOTAL
                                       -----------  -----------  -------------  -----------  -----------  -----------  ---------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues.............................   $     170    $   2,880     $   9,363     $      52    $  12,465(1)  $   4,569(1) $   3,545
Depreciation and amortization........         302          461           174             4          941          498         635
Operating income (loss) before
  taxes..............................        (832)        (427)        2,102          (298)         545         (260)     (1,485)
Assets...............................       2,017        3,232         3,483         2,179       10,911       10,397      12,795
Capital expenditures.................       1,813          443           555             6        2,817          212         146
UNCONSOLIDATED EQUITY
JOINT VENTURES
Revenues.............................   $  17,850    $   5,207     $     504     $  20,207    $  43,768    $  19,344   $   3,280
Depreciation and amortization........       5,816        1,030            33         1,110        7,989        3,917       1,684
Operating income (loss) before
  taxes..............................      (4,398)      (1,276)         (492)        1,713       (4,453)      (6,312)     (3,044)
Assets...............................      29,490        5,328           642        22,160       57,620       41,226      19,523
Capital expenditures.................       7,889        1,238           234         2,096       11,457       21,446       8,333
Net investment in Joint Ventures.....      26,424        7,107           796         4,753       39,080       29,824      18,603
Equity in earnings (losses) of
  consolidated investees.............      (7,281)      (1,950)       (2,152)          304      (11,079)      (7,981)     (2,257)
COMBINED
Revenues.............................   $  18,020    $   8,087     $   9,867     $  20,259    $  56,233    $  23,913   $   6,825
Depreciation and amortization........       6,118        1,491           207         1,114        8,930        4,415       2,319
Operating income (loss) before
  taxes..............................      (5,230)      (1,703)        1,610         1,415       (3,908)      (6,572)     (4,529)
Assets...............................      31,507        8,560         4,125        24,339       68,531       51,623      32,318
Capital expenditures.................       9,702        1,681           789         2,102       14,274       21,658       8,479
Subscribers (unaudited)..............      69,118       44,836           n/a         6,642      120,596       52,360      17,773

------------------------

(1) Does not reflect revenues for the Communications Group's headquarters of approximately $1.6 million for calendar 1996 and $600,000 for calendar 1995.

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)
The following table represents information about the Communication Group's operations in different geographic locations:

                                                                   REPUBLICS OF
                                                                      FORMER
                                                                   SOVIET UNION
                                                        UNITED         AND                     OTHER
                                                        STATES    EASTERN EUROPE     PRC      FOREIGN     TOTAL
                                                      ----------  --------------  ---------  ---------  ----------
Calendar 1996
----------------------------------------------------
Revenues............................................  $    1,582    $   12,413    $  --      $      52  $   14,047
Assets..............................................     118,670        61,319       10,105      4,911     195,005
                                                      ----------       -------    ---------  ---------  ----------
                                                      ----------       -------    ---------  ---------  ----------
Calendar 1995
----------------------------------------------------
Revenues............................................         589         4,569       --         --           5,158
Assets..............................................     119,280        39,269        2,384        156     161,089
                                                      ----------       -------    ---------  ---------  ----------
                                                      ----------       -------    ---------  ---------  ----------
Fiscal 1995
----------------------------------------------------
Revenues............................................         417         3,128       --         --           3,545
Assets..............................................      12,518        27,764       --         --          40,282
                                                      ----------       -------    ---------  ---------  ----------
                                                      ----------       -------    ---------  ---------  ----------

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

On March 18, 1996 Metromedia Asia Limited ("MAC," n/k/a Metromedia Asia Corporation), entered into a Joint Venture agreement with Golden Cellular Communications, Ltd, ("GCC") a company located in the PRC. The purpose of the Joint Venture is to provide wireless local loop telephony equipment, network

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED) planning, technical support and training to domestic telephone operators throughout the PRC. Total required equity contributions to the venture is $8.0 million, 60% of which is to be contributed by MAC and 40% by GCC.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. LONG-TERM DEBT

Long-term debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                                               1996        1995
                                                                                            ----------  ----------
MMG (excluding Communications Group, Entertainment Group and Snapper)
MMG Credit Facility.......................................................................  $   --      $   28,754
6 1/2% Convertible Debentures due 2002, net of unamortized discount of $15,261 and
  $17,994.................................................................................      59,739      57,006
9 1/2% Debentures due 1998, net of unamortized discount of $86 and $140...................      59,398      59,344
9 7/8% Senior Debentures due 1997, net of unamortized premium of $38 and $217.............      15,038      18,217
10% Debentures due 1999...................................................................       5,467       6,075
MPCA Acquisition Notes Payable due 1997...................................................       1,179      --
6 1/4% Secured Note Payable due 1998                                                               700       1,020
                                                                                            ----------  ----------
                                                                                               141,521     170,416
                                                                                            ----------  ----------
Entertainment Group
Notes payable to banks under Credit, Security and Guaranty Agreements.....................     247,500     123,700
Other guarantees and contracts payable, net of unamortized discounts of $2,699 and
  $2,402..................................................................................      16,138       9,939
                                                                                            ----------  ----------
                                                                                               263,638     133,639
                                                                                            ----------  ----------
Communications Group
Hungarian Foreign Trade Bank..............................................................         246         588
                                                                                            ----------  ----------
                                                                                                   246         588
                                                                                            ----------  ----------
Snapper
Snapper Revolver..........................................................................      46,419      --
Industrial Development Bonds..............................................................       1,050      --
                                                                                            ----------  ----------
                                                                                                47,469      --
                                                                                            ----------  ----------
Capital lease obligations, interest rates of 9% to 13%....................................       6,185      --
                                                                                            ----------  ----------
  Less: current portion...................................................................      55,638      40,597
                                                                                            ----------  ----------
  Long-term debt, net of current portion..................................................  $  403,421  $  264,046
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Aggregate annual repayments of long-term debt over the next five years and thereafter are as follows (in thousands):

1997.............................................  $  56,138
1998.............................................     93,293
1999.............................................     83,464
2000.............................................     32,042
2001.............................................    130,530
Thereafter.......................................     81,600

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. LONG-TERM DEBT (CONTINUED)

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

Borrowings under the Entertainment Group's Credit Facility which do not exceed the "borrowing base" as defined in the agreement will bear interest, at the Entertainment Group's option, at a rate of LIBOR plus 2.5% or Chase's alternative base rate plus 1.5%, and borrowings in excess of the borrowing base, which have the benefit of the guarantee referred to below, will bear interest, at the Entertainment Group's option, at a rate of LIBOR plus 1% or Chase's alternative base rate. The Term Loan has a final maturity date of June 30, 2001 and amortizes in 20 equal quarterly installments of $7.5 million commencing on

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. LONG-TERM DEBT (CONTINUED)
September 30, 1996, with the remaining principal amount due at the final maturity date. If the outstanding balance under the Term Loan exceeds the borrowing base, the Company will be required to pay down such excess amount. The Term Loan and the Revolving Credit Facility are secured by a first priority lien on all of the stock of Orion and its subsidiaries and on substantially all of the Entertainment Group's assets, including its accounts receivable and film and television libraries. Amounts outstanding under the Revolving Credit Facility in excess of the applicable borrowing base are also guaranteed jointly and severally by Metromedia Company, and John W. Kluge, a general partner. To the extent the borrowing base exceeds the amount outstanding under the Term Loan, such excess will be used to support the Revolving Credit Facility so as to reduce the exposure of the guarantors under such facility.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. LONG-TERM DEBT (CONTINUED)
On November 1, 1995, MMG issued 2,537,309 shares of common stock in repayment of $26.6 million of MITI notes payable.

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

Interest under the Snapper Revolver is payable at Snapper's option at a rate equal to either (i) prime plus .5% (from November 26, 1996 through May 25, 1997) and prime plus 1.5% (from May 26, 1997 to the Snapper Revolver Termination Date) and (ii) LIBOR (as defined in the Snapper Credit Agreement) plus 2.5% (from November 26, 1996 through May 25, 1997) and LIBOR plus 3.5% (from May 26, 1997 to the Snapper Revolver Termination Date).

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

Under the Snapper Credit Agreement, the following events, among others, each constitute an "Event of Default": (i) breach of any representation or warranty, certification or certain covenants made by Snapper or any due observance or performance to be observed or performed by Snapper; (ii) failure to pay within 5 days after payment is due; and (iii) a "change of control" shall occur. For purposes of the Snapper Credit Agreement, "change of control" means (i) a change of ownership of Snapper that results in the Company not owning at least 80% of all the outstanding stock of Snapper, (ii) a change of ownership of the

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. LONG-TERM DEBT (CONTINUED)
Company that results in (a) Messrs. Kluge and Subotnick not having beneficial ownership or common voting power of at least 15% of the common voting power of the Company, (b) any person having more common voting power than Messrs. Kluge and Subotnick, or (c) any person other than Messrs. Kluge and Subotnick for any reason obtaining the right to appoint a majority of the board of directors of the Company.

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

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 70,000,000 shares of Preferred Stock authorized, none of which were outstanding or designated as to a particular series at December 31, 1996.

COMMON STOCK

On July 2, 1996, the Company completed a public offering of 18.4 million shares of common stock, generating net proceeds of approximately $190.6 million.

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
On August 29, 1996, the Company increased the number of authorized shares of common stock from 110,000,000 to 400,000,000. At December 31, 1996 and 1995 and
February 28, 1995 there were 66,153,439, 42,613,738 and 20,934,898 shares issued and outstanding, respectively.

At December 31, 1996, the Company has reserved for future issuance shares of Common Stock in connection with the plans and debentures listed below:

Stock option plans..............................................  10,067,603
6 1/2% Convertible Debentures...................................  1,801,802
Restricted stock plan...........................................    132,800
                                                                  ---------
                                                                  12,002,205
                                                                  ---------
                                                                  ---------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)

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


                                                                                      1996
                                                                                   -----------
Net loss:
  As reported....................................................................  $  (115,243)
  Pro forma......................................................................  $  (118,966)
Primary loss per common share:
  As reported....................................................................  $     (2.12)
  Pro forma......................................................................  $     (2.19)


Pro forma net income reflects only options granted under the MMG Plan and MITI stock option plan in 1996. MITI and Actava stock options granted prior to the November 1 Merger were recorded at fair value. In addition, Goldwyn stock options granted prior to the Goldwyn Merger, were recorded at fair value and included in the Goldwyn purchase price.

Stock option activity during the periods indicated is as follows:


                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                      NUMBER      EXERCISE
                                                                    OF SHARES       PRICE
                                                                    ----------  -------------
Balance at December 31, 1994......................................     941,000    $    2.38
Transfer of Actava options in merger..............................     737,000    $    8.17
Options granted...................................................     367,000    $    5.41
Options exercised.................................................     (93,000)   $    8.63
Options canceled..................................................     (89,000)   $    5.41
                                                                    ----------
Balance at December 31, 1995......................................   1,863,000    $    4.81
Transfer of Goldwyn options in acquisition........................     202,000    $   23.33
Options granted...................................................   2,945,000    $   12.63
Options exercised.................................................    (167,000)   $    7.46
Options canceled..................................................    (264,000)   $   13.03
                                                                    ----------
Balance at December 31, 1996......................................   4,579,000    $   10.09
                                                                    ----------
                                                                    ----------


At December 31, 1996 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.08--$97.45 and 8.4 years, respectively.

In addition to the MMG Plan, at December 31, 1996, there were 278,000 shares that may be the subject of awards under other existing stock option plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
At December 31, 1996 and 1995, the number of stock options exercisable was 2,031,000 and 1,214,000, respectively, and the weighted-average exercise price of these options was $7.92 and $3.97, respectively

During 1994, an officer of the Communications Group was granted an option, not pursuant to any plan, to purchase 657,908 shares of common stock (the "MITI Options") at a purchase price of $1.08 per share. The MITI Options expire on September 30, 2004, or earlier if the officer's employment is terminated. Included in the fiscal 1995 statement of operations is $3.6 million of compensation expense in connection with these options.

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

11. INCOME TAXES

The provision for income taxes for calendar 1996, calendar 1995 and fiscal 1995 all of which is current, consists of the following (in thousands):

                                                                  CALENDAR     CALENDAR     FISCAL
                                                                    1996         1995        1995
                                                                 -----------  -----------  ---------
Federal........................................................   $  --        $  --       $  --
State and local................................................         100          167         100
Foreign........................................................       1,314          600       1,200
                                                                 -----------  -----------  ---------
Current........................................................       1,414          767       1,300
Deferred.......................................................      --           --          --
                                                                 -----------  -----------  ---------
                                                                  $   1,414         $767   $   1,300
                                                                 -----------  -----------  ---------
                                                                 -----------  -----------  ---------

The provision for income taxes for calendar 1996, calendar 1995 and fiscal 1995 applies to continuing operations before discontinued operations and extraordinary items.

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided. The Company recognizes investment tax credits on the flow-through method.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED)
The Company had pre-tax losses from foreign operations of $4.4 million, $1.9 million and $9.5 million in calendar 1996, calendar 1995 and fiscal 1995, respectively. Pre-tax losses from domestic operations were $88.6 million, $84.4 million and $58.6 million in calendar 1996, calendar 1995 and fiscal 1995, respectively.

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

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1996 and 1995 are as follows (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Net operating loss carryforward.......................................  $  237,713  $  241,877
Deferred income.......................................................      29,183      22,196
Investment credit carryforward........................................      25,000      28,000
Allowance for doubtful accounts.......................................       7,471       4,395
Capital loss carryforward.............................................       6,292       3,850
Film costs............................................................     (29,412)     (1,832)
Shares payable........................................................      21,228      15,670
Reserves for self-insurance...........................................      10,415      10,970
Investment in equity investee.........................................      12,325      22,146
Purchase of safe harbor lease investment..............................      (7,903)     (9,115)
Minimum tax credit (AMT) carryforward.................................       8,805       8,805
Other reserves........................................................      11,790       6,331
Other.................................................................      (2,628)      7,654
                                                                        ----------  ----------
Subtotal before valuation allowance...................................     330,279     360,947
Valuation allowance...................................................    (330,279)   (360,947)
                                                                        ----------  ----------
Deferred taxes........................................................  $   --      $   --
                                                                        ----------  ----------
                                                                        ----------  ----------

The net change in the total valuation allowance for calendar 1996, calendar 1995 and fiscal 1995 was an increase (decrease) of ($30.7) million, $119.9 million and $51.3 million, respectively.

The Company's provision (benefit) for income taxes for calendar 1996, calendar 1995 and fiscal 1995, differs from the provision (benefit) that would have resulted from applying the federal statutory rates

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED)
during those periods to income (loss) before the provision (benefit) for income taxes. The reasons for these differences are explained in the following table (in thousands):

                                                                                 CALENDAR    CALENDAR     FISCAL
                                                                                   1996        1995        1995
                                                                                ----------  ----------  ----------
Benefit based upon federal statutory rate of 35%..............................  $  (32,556) $  (30,190) $  (23,839)
State taxes, net of federal benefit...........................................          65         109          65
Foreign taxes in excess of federal credit.....................................       1,314         600       1,200
Amortization of goodwill......................................................       2,510          17      --
Non-deductible direct expenses of chapter 11 filing...........................          76         448         214
Foreign operations............................................................       1,548         656      --
Current year operating loss not benefited.....................................      17,632      26,725      22,832
Equity in losses of Joint Ventures............................................      10,690       2,376         790
Other, net....................................................................         135          26          38
                                                                                ----------  ----------  ----------
Provision for income taxes....................................................  $    1,414  $      767  $    1,300
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

12. EMPLOYEE BENEFIT PLANS

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

In addition, Snapper provides a group medical plan and life insurance coverage for certain employees subsequent to retirement. The plans have been funded on a pay-as-you-go (cash) basis. The plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles, coinsurance, and life-time maximums. The plan accounting anticipates future cost-sharing changes that are consistent with Snapper's expressed intent to increase the retiree contribution rate annually for the expected medical trend rate for that year. The coordination of benefits with Medicare uses a supplemental, or exclusion of benefits approach. Snapper funds the excess of the cost of benefits under the plans over the participants' contributions as the costs are incurred.

The net periodic pension cost and net periodic post-retirement benefit cost (income) for the year ended December 31, 1996 amounts to $128,000 and ($104,000), respectively. Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31, 1996 were $5.4 million and $6.7 million, respectively. Accrued post-retirement benefit cost at December 31, 1996 was $3.1 million. Disclosures regarding the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1996.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA

The business activities of the Company constitute three business segments (see note 1 Description of the Business) and are set forth in the following table (in thousands):

                             BUSINESS SEGMENT DATA

                                                                                CALENDAR    CALENDAR     FISCAL
                                                                                  1996        1995        1995
                                                                               ----------  ----------  ----------
Entertainment Group:
  Net revenues...............................................................  $  165,164  $  133,812  $  191,244
  Direct operating costs.....................................................    (164,016)   (157,000)   (210,365)
  Depreciation and amortization..............................................      (5,555)       (694)       (767)
                                                                               ----------  ----------  ----------
  Loss from operations.......................................................      (4,407)    (23,882)    (19,888)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Assets at year end.........................................................     490,288     283,093     351,588
  Capital expenditures.......................................................       3,648       1,151       1,198
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Communications Group:
  Net revenues...............................................................      14,047       5,158       3,545
  Direct operating costs.....................................................     (39,021)    (26,803)    (19,067)
  Depreciation and amortization..............................................      (6,403)     (2,101)     (1,149)
                                                                               ----------  ----------  ----------
  Loss from operations.......................................................     (31,377)    (23,746)    (16,671)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Equity in losses of Joint Ventures.........................................     (11,079)     (7,981)     (2,257)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Assets at year end.........................................................     195,005     161,089      40,282
  Capital expenditures.......................................................       3,829       2,324       3,610
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Snapper (1):
  Net revenues...............................................................      22,544      --          --
  Direct operating costs.....................................................     (30,653)     --          --
  Depreciation and amortization..............................................      (1,256)     --          --
                                                                               ----------  ----------  ----------
  Loss from operations.......................................................      (9,365)     --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Assets at year end.........................................................     140,327      --          --
  Capital expenditures.......................................................       1,252      --          --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Headquarters and Eliminations:
  Net revenues...............................................................      --          --          --
  Direct operating costs.....................................................      (9,355)     (1,109)     --
  Depreciation and amortization..............................................         (18)     --          --
                                                                               ----------  ----------  ----------
  Income from operations.....................................................      (9,373)     (1,109)     --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Assets at year end including discontinued operations and eliminations......     119,120     155,456      --
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Consolidated--Continuing Operations:
  Net revenues...............................................................     201,755     138,970     194,789
  Direct operating costs.....................................................    (243,045)   (184,912)   (229,432)
  Depreciation and amortization..............................................     (13,232)     (2,795)     (1,916)
                                                                               ----------  ----------  ----------
  Loss from operations.......................................................     (54,522)    (48,737)    (36,559)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Equity in losses of Joint Ventures.........................................     (11,079)     (7,981)     (2,257)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
  Assets at year end.........................................................     944,740     599,638     391,870
  Capital expenditures.......................................................  $    8,729  $    3,475  $    4,808
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------
(1) Represents operations from November 1, 1996 to December 31, 1996.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA (CONTINUED)
The sources of the Company's revenues from continuing operations by market for each of the last three fiscal years are set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company derives significant revenues from the foreign distribution of its theatrical motion pictures and television programming. The following table sets forth the Entertainment Group's export sales from continuing operations by major geographic area for each of the last three fiscal years (in thousands):

                                                               CALENDAR   CALENDAR    FISCAL
                                                                 1996       1995       1995
                                                               ---------  ---------  ---------
Canada.......................................................  $   1,995  $   4,150  $   3,862
Europe.......................................................     32,699     32,126     36,532
Mexico and South America.....................................      3,151      2,454      4,586
Asia and Australia...........................................      8,669      8,841     13,820
                                                               ---------  ---------  ---------
                                                               $  46,515  $  47,571  $  58,800
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

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

14. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company is obligated under various operating and capital leases. Total rent expense amounted to $5.7 million, $2.6 million and $2.3 million in calendar 1996, calendar 1995, and fiscal 1995, respectively. Plant, property and equipment included capital leases of $7.2 million and related accumulated amortization of $1.4 million at December 31, 1996.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Minimum rental commitments under noncancellable leases are set forth in the following table (in thousands):

YEAR                                                          CAPITAL LEASES   OPERATING LEASES
------------------------------------------------------------  ---------------  ----------------
1997........................................................     $   1,049        $    8,731
1998........................................................         1,049             7,314
1999........................................................         1,515             5,598
2000........................................................           833             4,866
2001........................................................           538             4,757
Thereafter..................................................         8,761            24,187
                                                                    ------           -------
Total.......................................................        13,745        $   55,453
                                                                                     -------
                                                                                     -------
Less: amount representing interest..........................        (7,560)
                                                                    ------
Present value of future minimum lease payments..............     $   6,185
                                                                    ------
                                                                    ------

The Company and certain of its subsidiaries have employment contracts with various officers, with remaining terms of up to five years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1996 under such contracts is approximately $30.3 million.

In addition, the Company and certain of its subsidiaries have post-employment contracts with various officers. The Company's remaining aggregate commitment at December 31, 1996 under such contracts is approximately $1.1 million.

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

Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At December 31, 1996, there was approximately $35.3 million outstanding under this floor plan financing arrangement.

CONTINGENCIES

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. Two of the licenses held by the Communications Group have recently expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) renewals and expects new licenses to be issued. Six other licenses held or used by the Communications Group will expire in 1997. While there can be no assurance on this matter, based on past experience, the Communications Group expects that all of these licenses will be renewed.

At December 31, 1996 the Company had $17.8 million of outstanding letters of credit which principally collateralize certain liabilities under the Company's self-insurance program.

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

ACQUISITION COMMITMENTS

During December 1995, the Communications Group and the shareholders of AS Trio LSL, executed a letter of intent together with a loan agreement. The letter of intent states that the Communications Group will loan up to $1.0 million to the shareholders and negotiate for the purchase of AS Trio LSL. Upon

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) closing of the purchase agreement, the principal and accrued interest under the loan will be applied to the purchase price.

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

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in Michael Shores v. Samuel Goldwyn Company, et. al., case no. BC 150360. In the complaint, the plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr. Samuel Goldwyn, Jr., the Samuel Goldwyn

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Family Trust and Mr. Meyer Gottlieb with additional consideration, and sought to enjoin consummation of the Goldwyn Merger. The Company believes that the suit is without merit and intends to vigorously defend such action.

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

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company ("DP"), and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM Sports Group, Inc. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the sale, the Company and RDM entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

The Company believes that the reserves of approximately $1.8 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that has been developed.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in calendar 1996 and 1995 is presented below (in thousands, except per-share amounts):

                                                            FIRST QUARTER OF        SECOND QUARTER OF
                                                          ---------------------  -----------------------
                                                             1996       1995       1996         1995
                                                          ----------  ---------  ---------  ------------
Revenues................................................  $   30,808  $  37,678  $  37,988  $     40,755
Operating loss..........................................     (10,124)   (11,459 (a)   (10,154)       (7,628)
Interest expense, net...................................       7,034      8,119      6,520         7,353
Equity interest in losses of Joint Ventures.............      (1,783)      (588)    (1,985)       (1,633)
Net loss................................................     (19,141)   (20,366)   (18,850)      (16,714)
Primary loss per common share:
  Net loss..............................................  $    (0.45) $   (0.97) $   (0.44) $      (0.80)

                                                            THIRD QUARTER OF        FOURTH QUARTER OF
                                                          ---------------------  -----------------------
                                                           1996(B)      1995      1996(E)       1995
                                                          ----------  ---------  ---------  ------------
Revenues................................................  $   44,379  $  35,468  $  88,580  $     25,069
Operating loss..........................................     (12,573)    (7,004)   (21,671)      (22,646)(f)
Interest expense, net...................................       6,862      7,574      7,002         6,493
Equity interest in losses of Joint Ventures.............      (2,292)    (1,568)    (5,019)       (4,192)
Loss before discontinued operations and extraordinary
  item..................................................     (22,050)   (16,146)   (34,392)      (33,798)
Loss on disposal of discontinued operations.............     (16,305 (c)    --      --          (293,570)(g)
Loss on early extinguishment of debt....................      (4,505 (d)    --      --           (32,382)(h)
Net loss................................................     (42,860)   (16,146)   (34,392)     (359,750)

Primary loss per common share:
  Continuing operations.................................  $    (0.34) $   (0.77) $   (0.52) $      (0.96)
  Discontinued operations...............................  $    (0.25) $  --      $  --      $      (8.30)
  Extraordinary item....................................  $    (0.07) $  --      $  --      $      (0.92)
  Net loss..............................................  $    (0.66) $   (0.77) $   (0.52) $     (10.18)

------------------------

(a) Includes $5.4 million of writedowns to previously released film product.

(b) Reflect the acquisition of Goldwyn and MPCA as of July 2, 1996.

(c) Reflects the writedown of the Company's investment in RDM.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(d) In connection with the refinancing of the Orion Credit Facility, the Company expensed the deferred financing costs of $4.5 million.

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

                                 EXHIBIT INDEX

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
         2.2     Agreement and Plan of Reorganization dated as of  Quarterly Report on Form 10-Q for the three
                 July 20, 1994 by and among, The Actava Group      months ended June 30, 1994, Exhibit 99.1
                 Inc., Diversified Products Corporation, Hutch
                 Sports USA Inc., Nelson/Weather-Rite, Inc.,
                 Willow Hosiery Company, Inc. and Roadmaster
                 Industries, Inc.
         2.3     Amended and Restated Agreement and Plan of        Current Report on Form 8-K for event occurring
                 Merger dated as of September 27, 1995 by and      on September 27, 1995, Exhibit 99(a)
                 among The Actava Group Inc., Orion Pictures
                 Corporation, MCEG Sterling Incorporated,
                 Metromedia International Telecommunications,
                 Inc., OPG Merger Corp. and MITI Merger Corp. and
                 exhibits thereto. The Registrant agrees to
                 furnish copies of the schedules supplementally
                 to the Commission on request.
         2.5     Agreement and Plan of Merger dated as of January  Current Report on Form 8-K dated January 31,
                 31, 1996 by and among Metromedia International    1996, Exhibit 99.1
                 Group, Inc., The Samuel Goldwyn Company and SGC
                 Merger Corp. and exhibits thereto. The
                 registrant agrees to furnish copies of the
                 schedules to the Commission upon request.
         3.1     Restated Certificate of Incorporation of          Registration Statement on Form S-3 (Registration
                 Metromedia International Group, Inc.              No. 33-63853), Exhibit 3.1
         3.2     Restated By-laws of Metromedia International      Registration Statement on Form S-3 (Registration
                 Group, Inc.                                       No. 33-6353), Exhibit 3.2
         4.1     Indenture dated as of August 1, 1973, with        Application of Form T-3 for Qualification of
                 respect to 9 1/2% Subordinated Debentures due     Indenture under the Trust Indenture Act of 1939
                 August 1, 1998, between The Actava Group Inc.     (File No. 22-7615), Exhibit 4.1
                 and Chemical Bank, as Trustee.
         4.2     Agreement among The Actava Group, Inc., Chemical  Registration Statement on Form S-14
                 Bank and Manufacturers Hanover Trust Company,     (Registration No. 2-81094), Exhibit 4.2
                 dated as of September 26, 1980, with respect to
                 successor trusteeship of the 9 1/2% Subordinated
                 Debentures due August 1, 1998.

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
         4.3     Instrument of registration, appointment and       Annual Report on Form 10-K for the year ended
                 acceptance dated as of June 9, 1986 among The     December 31, 1986, Exhibit 4.3
                 Actava Group Inc., Manufacturers Hanover Trust
                 Company and Irving Trust Company, with respect
                 to successor trusteeship of the 9 1/2%
                 Subordinated Debentures due August 1, 1998.
         4.4     Indenture dated as of March 15, 1977, with        Registration Statement on Form S-7 (Registration
                 respect to 97/8% Senior Subordinated Debentures   No. 2-58317), Exhibit 4.4
                 due March 15, 1997, between The Actava Group
                 Inc. and The Chase Manhattan Bank, N.A., as
                 Trustee.
         4.5     Agreement among The Actava Group Inc., The Chase  Registration Statement on Form S-14
                 Manhattan Bank, N.A. and United States Trust      (Registration No. 2-281094), Exhibit 4.5
                 Company of New York, dated as of June 14, 1982,
                 with respect to successor trusteeship of the
                 97/8% Senior Subordinated Debentures due March
                 15, 1997.
         4.6     Indenture between National Industries, Inc. and   Post-Effective Amendment No. 1 to Application on
                 First National City Bank, dated October 1, 1974,  Form T-3 for Qualification of Indenture Under
                 with respect to the 10% Subordinated Debentures,  The Trust Indenture Act of 1939 (File No.
                 due October 1, 1999.                              22-8076), Exhibit 4.6
         4.7     Agreement among National Industries, Inc., The    Registration Statement on Form S-14
                 Actava Group Inc., Citibank, N.A., and Marine     (Registration No. 2-81094), Exhibit 4.7
                 Midland Bank, dated as of December 20, 1977,
                 with respect to successor trusteeship of the 10%
                 Subordinated Debentures due October 1, 1999.
         4.8     First Supplemental Indenture among The Actava     Registration Statement on Form S-7 (Registration
                 Group Inc., National Industries, Inc. and Marine  No. 2-60566), Exhibit 4.8
                 Midland Bank, dated January 3, 1978,
                 supplemental to the Indenture dated October 1,
                 1974 between National and First National City
                 Bank for the 10% Subordinated Debentures due
                 October 1, 1999.
         4.9     Indenture dated as of August 1, 1987 with         Annual Report on Form 10-K for the year ended
                 respect to 6 1/2% Convertible Subordinated        December 31, 1987, Exhibit 4.9
                 Debentures due August 4, 2002, between The
                 Actava Group Inc. and Chemical Bank, as Trustee.
        10.1     1982 Stock Option Plan of The Actava Group Inc.   Proxy Statement dated March 31, 1982, Exhibit A
        10.2     1989 Stock Option Plan of The Actava Group Inc.   Proxy Statement dated March 31, 1989, Exhibit A

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
        10.3     1969 Restricted Stock Plan of The Actava Group    Annual Report on Form 10-K for the year ended
                 Inc.                                              December 31, 1990, Exhibit 10.3
        10.4     1991 Non-Employee Director Stock Option Plan.     Annual Report on Form 10-K for the year ended
                                                                   December 31, 1991, Exhibit 10.4
        10.5     Amendment to 1991 Non-Employee Director Stock     Annual Report on Form 10-K for the year ended
                 Option Plan.                                      December 31, 1992, Exhibit 10.5
        10.6     Snapper Power Equipment Profit Sharing Plan.      Annual Report on Form 10-K for the year ended
                                                                   December 31, 1987, Exhibit 10.6
        10.7     Retirement Plan executed November 1, 1990, as     Annual Report on Form 10-K for the year ended
                 amended effective January 1, 1989.                December 31, 1990, Exhibit 10.7
        10.8     Supplemental Retirement Plan of The Actava Group  Annual Report on Form 10-K for the year ended
                 Inc.                                              December 31, 1983, Exhibit 10.8
        10.9     Supplemental Executive Medical Reimbursement      Annual Report on Form 10-K for the year ended
                 Plan.                                             December 31, 1990, Exhibit 10.9
       10.10     Amendment to Supplemental Retirement Plan of The  Annual Report on Form 10-K for the year ended
                 Actava Group Inc., effective April 1, 1992.       December 31, 1991, Exhibit 10.10
       10.11     1992 Officer and Director Stock Purchase Plan.    Annual Report on Form 10-K for the year ended
                                                                   December 31, 1991, Exhibit 10.11
       10.12     Form of Restricted Purchase Agreement between     Annual Report on Form 10-K for the year ended
                 certain officers of The Actava Group Inc. and     December 31, 1991, Exhibit 10.12
                 The Actava Group Inc.
       10.14     Form of Indemnification Agreement between Actava  Annual Report on Form 10-K for the year ended
                 and certain of its directors and executive        December 31, 1993, Exhibit 10.14
                 officers.
       10.15     Employment Agreement between The Actava Group     Current Report on Form 8-K dated April 19, 1994,
                 Inc. and John D. Phillips dated April 19, 1994.   Exhibit 10.15
       10.16     First Amendment to Employment Agreement dated     Annual Report on Form 10-K for the year ended
                 November 1, 1995 between Metromedia               December 31, 1995, Exhibit 10.16
                 International Group and John D. Phillips.
       10.17     Option Agreement between The Actava Group Inc.    Current Report on Form 8-K dated April 19, 1994,
                 and John D. Phillips dated April 19, 1994.        Exhibit 10.17
       10.18     Registration Rights Agreement among The Actava    Current Report on Form 8-K dated April 19, 1994,
                 Group Inc., Renaissance Partners and John D.      Exhibit 10.18
                 Phillips dated April 19, 1994.
       10.19     Shareholders Agreement dated as of December 6,    Annual Report on Form 10-K for the year ended
                 1994 among The Actava Group Inc., Roadmaster,     December 31, 1994, Exhibit 10.19
                 Henry Fong and Edward Shake.
       10.20     Registration Rights Agreement dated as of         Annual Report on Form 10-K for the year ended
                 December 6, 1994 between The Actava Group Inc.    December 31, 1994, Exhibit 10.20
                 and Roadmaster.
       10.21     Environmental Indemnity Agreement dated as of     Annual Report on Form 10-K for the year ended
                 December 6, 1994 between The Actava Group Inc.    December 31, 1994, Exhibit 10.21
                 and Roadmaster.

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
       10.22     Lease Agreement dated October 21, 1994 between    Annual Report on Form 10-K for the year ended
                 JDP Aircraft II, Inc. and The Actava Group Inc.   December 31, 1994, Exhibit 10.22
       10.23     Lease Agreement dated as of October 4, 1995       Quarterly Report on Form 10-Q for the quarter
                 between JDP Aircraft II, Inc. and The Actava      ended September 30, 1995, Exhibit 10.23
                 Group Inc.
       10.37     Management Agreement dated November 1, 1995       Annual Report on Form 10-K for the year ended
                 between Metromedia Company and Metromedia         December 31, 1995, Exhibit 10.37
                 International Group, Inc.
       10.38     The Metromedia International Group, Inc. 1996     Proxy Statement dated August 6, 1996, Exhibit B
                 Incentive Stock Plan.
       10.39     License Agreement dated November 1, 1995 between  Annual Report on Form 10-K for the year ended
                 Metromedia Company and Metromedia International   December 31, 1995, Exhibit 10.39
                 Group, Inc.
       10.40     MITI Bridge Loan Agreement dated February 29,     Annual Report on Form 10-K for the year ended
                 1996, among Metromedia Company and MITI           December 31, 1995, Exhibit 10.40
       10.41     Metromedia International Telecommunications,      Quarterly Report on Form 10-Q for the quarter
                 Inc. 1994 Stock Plan                              ended March 31, 1996, Exhibit 10.41
       10.42     Amended and Restated Credit Security and          Quarterly Report on Form 10-Q for the quarter
                 Guaranty Agreement dated as of November 1, 1995,  ended June 30, 1996, Exhibit 10.42 by and among Orion Pictures Corporation, the
                 Corporate Guarantors' referred to herein, and
                 Chemical Bank, as Agent for the Lenders.
       10.43     Metromedia International Group/Motion Picture     Quarterly Report or Form 10-Q for the quarter
                 Corporation of America Restricted Stock Plan      ended June 30, 1996, Exhibit 10.43
       10.44     The Samuel Goldwyn Company Stock Awards Plan, as  Registration Statement on Form S-8 (Registration
                 amended                                           No. 333-6453), Exhibit 10.44
       10.45     Credit Agreement, dated November 26, 1996         Annual Report on Form 10-K for the year ended
                 between Snapper, Inc. and AmSouth Bank of         December 31, 1996, Exhibit 10.45
                 Alabama
       10.46     Amendment No. 1 to License Agreement dated June   Annual Report on Form 10-K for the year ended
                 13, 1996 between Metromedia Company and           December 31, 1996, Exhibit 10.46
                 Metromedia International Group, Inc.
       10.47     Amendment No. 1 to Management Agreement dated as  Annual Report on Form 10-K for the year ended
                 of January 1, 1997 between Metromedia Company     December 31, 1996, Exhibit 10.47
                 and Metromedia International Group, Inc.
       10.48     Amended and Restated Agreement and Plan of        Annual Report on Form 10-K for the year ended
                 Merger, dated as of May 17, 1996 between          December 31, 1996, Exhibit 10.48
                 Metromedia International Group, Inc., MPCA
                 Merger Corp. and Bradley Krevoy and Steven
                 Stabler and Motion Picture Corporation of
                 America
          11     Statement of computation of earnings per share.   Annual Report on Form 10-K for the year ended
                                                                   December 31, 1996, Exhibit 11

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
          16     Letter from Ernst & Young to the Securities and   Current Report on Form 8-K dated November 1,
                 Exchange Commission.                              1995
          21     List of subsidiaries of Metromedia International  Annual Report on Form 10-K for the year ended
                 Group, Inc.                                       December 31, 1996, Exhibit 21
        23.1     Consent of KPMG Peat Marwick LLP regarding        Annual Report on Form 10-K for the year ended
                 Metromedia International Group, Inc.              December 31, 1996, Exhibit 23.1
          27     Financial Data Schedule                           Annual Report on Form 10-K for the year ended
                                                                   December 31, 1996, Exhibit 27


------------------------

*   Filed herewith

                      METROMEDIA INTERNATIONAL GROUP, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996
                     AND THE PERIOD ENDED DECEMBER 31, 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             1996         1995
                                                                                          -----------  -----------
Revenues................................................................................  $   --       $   --
Cost and Expenses:
  Selling, general and administrative...................................................        9,355        1,109
  Depreciation and amortization.........................................................           18      --
                                                                                          -----------  -----------
Operating loss..........................................................................       (9,373)      (1,109)
Interest expense, net...................................................................       13,313        2,208
Equity in losses of subsidiaries........................................................      (71,747)     (83,707)
                                                                                          -----------  -----------
Loss from continuing operations before discontinued operations and extraordinary item...      (94,433)     (87,024)
Discontinued operations:
  Loss on disposal of assets held for sale..............................................      (16,305)    (293,570)
Extraordinary item:
  Early extinguishment of debt..........................................................       (4,505)     (32,382)
                                                                                          -----------  -----------
Net loss................................................................................  $  (115,243) $  (412,976)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Primary loss per common share:
  Continuing operations.................................................................  $     (1.74) $     (3.54)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Discontinued operations...............................................................  $     (0.30) $    (11.97)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Extraordinary item....................................................................  $     (0.08) $     (1.32)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
  Net loss..............................................................................  $     (2.12) $    (16.83)
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     The accompanying notes are an integral part of the condensed financial information.
           See notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.
      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                               1996        1995
                                                                                            ----------  ----------
Current Assets:
  Cash and cash equivalents...............................................................  $   82,663  $   16,482
  Short-term investments..................................................................      --           5,366
  Other assets............................................................................       2,765       3,010
                                                                                            ----------  ----------
  Total current assets....................................................................      85,428      24,858
Investment in RDM Sports Group, Inc.......................................................      31,150      47,455
Investment in Snapper, Inc................................................................      --          79,200
Investment in subsidiaries................................................................     114,442      80,189
Intercompany accounts.....................................................................     188,065      86,102
Other assets..............................................................................       2,542       4,525
                                                                                            ----------  ----------
  Total assets............................................................................  $  421,627  $  322,329
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Current Liabilities:
  Accounts payable........................................................................  $    2,453  $      943
  Accrued expenses........................................................................      57,581      66,750
  Current portion of long term debt.......................................................      17,103      32,682
                                                                                            ----------  ----------
  Total current liabilities...............................................................      77,137     100,375
Long term debt............................................................................     124,418     137,734
Other long term liabilities...............................................................         390         382
                                                                                            ----------  ----------
  Total liabilities.......................................................................     201,945     238,491
                                                                                            ----------  ----------
Stockholders' equity
  Common stock............................................................................      66,153      42,614
  Paid-in surplus.........................................................................     959,558     728,747
  Other...................................................................................      (2,680)        583
  Accumulated deficit.....................................................................    (803,349)   (688,106)
                                                                                            ----------  ----------
  Total stockholders' equity..............................................................     219,682      83,838
                                                                                            ----------  ----------
  Total liabilities and stockholders' equity..............................................  $  421,627  $  322,329
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     The accompanying notes are an integral part of the condensed financial information.
            See Notes to Condensed Financial Information on page S-4

                      METROMEDIA INTERNATIONAL GROUP, INC.
      SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT--CONTINUED
                            STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                     AND THE PERIOD ENDED DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                             1996         1995
                                                                                          -----------  -----------
Net loss................................................................................  $  (115,243) $  (412,976)
Adjustments to reconcile net loss to net cash used in operating activities:
  Loss on discontinued operations.......................................................       16,305      293,570
  Equity in losses of subsidiaries......................................................       76,252      116,089
  Amortization of debt discounts and costs..............................................        2,607          434
  Change in cumulative translation adjustment of subsidiaries...........................         (618)         399
Change in assets and liabilities:
  (Increase) decrease in other current assets...........................................          245       (5,567)
  Decrease in other assets..............................................................        1,983        5,035
  Increase (decrease) in accounts payable, accrued expenses and other liabilities.......       (7,651)       1,769
                                                                                          -----------  -----------
    Cash used in operating activities...................................................      (26,120)      (1,247)
                                                                                          -----------  -----------
Investing activities:
  Proceeds from notes receivable........................................................      --            45,320
  Proceeds from sale of short-term investments..........................................        5,366      --
  (Investment in) distribution from subsidiaries........................................        5,400       (4,230)
  Cash acquired, net in merger..........................................................      --            66,702
  Due from subsidiary...................................................................      (73,659)     (72,877)
                                                                                          -----------  -----------
    Cash provided by (used in) investing activities.....................................      (62,893)      34,915
                                                                                          -----------  -----------
Financing activities:
  Proceeds from (payment of) revolving term loan........................................      (28,754)      28,754
  Payments on notes and subordinated debt...............................................       (7,628)     (48,222)
  Proceeds from issuance of stock.......................................................      191,576        2,282
                                                                                          -----------  -----------
    Cash provided by (used in) financing activities.....................................      155,194      (17,186)
                                                                                          -----------  -----------
Net increase in cash and cash equivalents...............................................       66,181       16,482
Cash and cash equivalents at beginning of year..........................................       16,482      --
                                                                                          -----------  -----------
Cash and cash equivalents at end of year................................................  $    82,663  $    16,482
                                                                                          -----------  -----------
                                                                                          -----------  -----------

     The accompanying notes are an integral part of the condensed financial information.
            See Notes to Condensed Financial Information on page S-4

                      METROMEDIA INTERNATIONAL GROUP, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                           DECEMBER 31, 1996 AND 1995

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

(B) Principal repayments of the Registrant's borrowings under debt agreements and other debt outstanding at December 31, 1996 are expected to be required no earlier than as follows (in thousands):

1997........................................................     17,065
1998........................................................     60,336
1999........................................................      4,429
2000........................................................     --
Thereafter..................................................     75,000

    For additional information regarding the Registrant's borrowings under debt agreements and other debt, see note 9 to the consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

   ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC. (DEDUCTED FROM CURRENT RECEIVABLES)
                                 (IN THOUSANDS)

                                                      BALANCE AT      CHARGED                               BALANCE AT
                                                       BEGINNING     TO COSTS        OTHER     DEDUCTIONS/      END
                                                       OF PERIOD   AND EXPENSES     CHARGES    WRITE-OFFS    OF PERIOD
                                                      -----------  -------------  -----------  -----------  -----------
Year ended December 31, 1996........................   $  11,913     $   1,378     $  --        $  --        $  13,291
                                                      -----------       ------         -----   -----------  -----------
                                                      -----------       ------         -----   -----------  -----------
Year ended December 31, 1995........................   $  14,223     $      90     $  --        $  (2,400)   $  11,913
                                                      -----------       ------         -----   -----------  -----------
                                                      -----------       ------         -----   -----------  -----------
Year ended February 28, 1995........................   $  14,800     $   2,064     $     159    $  (2,800)   $  14,223
                                                      -----------       ------         -----   -----------  -----------
                                                      -----------       ------         -----   -----------  -----------