Form 10-Q
period 1997-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1997-08-14
CIK 39547

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ------------------

                                    FORM 10-Q

                   [X] QUARTERLY REPORT PURSUANT TO
                       SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934

                       For the period ended June 30, 1997

                                       OR

                   [ ] TRANSITION REPORT PURSUANT TO
                       SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
                       For the transition period from       to

                             Commission File Number 1--5706

                                --------------------------

                           METROMEDIA INTERNATIONAL
                                  GROUP, INC.
          (Exact name of registrant, as specified in its charter)


                  DELAWARE
         (State or other jurisdiction                   58-0971455
              of incorporation or                     (I.R.S. Employer
                 organization)                       Identification No.)

               One Meadowlands Plaza, East Rutherford, NJ 07073-2137 (Address and zip code of principal executive offices)

                                   (201) 531-8000
                (Registrant's telephone number, including area code)

                                -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No__

    The number of shares of Common Stock outstanding as of August 6, 1997 was 67,132,195.




===============================================================================

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q


PART I--FINANCIAL INFORMATION
                                                                      Page
                                                                      ----
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations ......................  2
Consolidated Condensed Balance Sheets ................................  3
Consolidated Condensed Statements of Cash Flows ......................  4
Consolidated Condensed Statement of Stockholders' Equity .............  5
Notes to Consolidated Condensed Financial Statements .................  6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .......................... 22


PART II--OTHER INFORMATION

Item 1. Legal Proceedings ............................................ 40

Item 4. Submission of Matters to a Vote of Security Holders .......... 40

Item 6. Exhibits and Reports on Form 8-K ............................. 41

Signature ............................................................ 42

                       METROMEDIA INTERNATIONAL GROUP, INC.
                Consolidated Condensed Statements of Operations
                     (in thousands, except per share amounts)
                                  (unaudited)


                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    ----------------------  ----------------------
                                                                     JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                       1997        1996        1997        1996
                                                                    ----------  ----------  ----------  ----------
Revenues..........................................................  $   63,770  $    2,775  $  139,768  $    5,939

Cost and expenses:
  Cost of sales and rentals and operating expenses................      41,221      --          92,286      --
  Selling, general and administrative.............................      34,626      11,782      63,123      20,933
  Depreciation and amortization...................................       5,427       1,638      10,463       3,094
                                                                    ----------  ----------  ----------  ----------
Operating loss....................................................     (17,504)    (10,645)    (26,104)    (18,088)
Interest expense, including amortization of debt discount.........       6,652       4,785      12,458       9,609
Interest income...................................................       2,094         979       4,801       2,193
                                                                    ----------  ----------  ----------  ----------
Interest expense, net.............................................       4,558       3,806       7,657       7,416
Loss before provision for income taxes, equity in losses of
  investees, minority interest, discontinued operations and
  extraordinary item..............................................     (22,062)    (14,451)    (33,761)    (25,504)
Provision for income taxes........................................        (225)     --            (323)     --
Equity in losses of Joint Ventures................................        (587)     (1,985)     (2,185)     (3,768)
Equity in losses of and writedown of investment in RDM Sports
 Group, Inc.......................................................     (25,122)     --         (25,122)     --
Minortiy interest, including $1,199 and $2,089 attributable to
  Metromedia Asia Corporation for the three and six months ended
  June 30, 1997...................................................       1,387           8       2,627          21
                                                                    ----------  ----------  ----------  ----------
Loss from continuing operations...................................     (46,609)    (16,428)    (58,764)    (29,251)
Discontinued operations:
  Loss from operations from Entertainment Group (less income taxes of $200 for the three months ended June 30, 1996 and
    $200 and $400 for the six months ended June 30, 1997
    and 1996).....................................................     (25,263)     (2,422)    (35,366)     (8,740)
                                                                    ----------  ----------  ----------  ----------
Loss before extraordinary item....................................     (71,872)    (18,850)    (94,130)    (37,991)
Extraordinary item:
  Equity in early extinguishment of debt of RDM Sports Group,
  Inc.............................................................      (1,094)     --          (1,094)     --
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................  $  (72,966) $  (18,850) $  (95,224) $  (37,991)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Primary loss per common share:
  Continuing operations...........................................  $     (.70) $    (0.38) $     (.89) $    (0.69)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Discontinued operations.........................................  $    (0.38) $    (0.06) $    (0.53) $    (0.20)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
  Extraordinary Item..............................................        (.02)     --            (.02)     --
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

  Net loss........................................................  $    (1.10) $    (0.44) $    (1.44) $    (0.89)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to consolidated condensed financial statements

                         METROMEDIA INTERNATIONAL GROUP, INC.
                        Consolidated Condensed Balance Sheets
                         (in thousands, except share amounts)


                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents...........................................................   $  10,262    $   89,400
  Accounts receivable:
    Snapper, net......................................................................      33,315        36,843
    Other, net........................................................................       3,911         3,686
  Inventories.........................................................................      81,407        54,404
  Other assets........................................................................       4,572         4,331
                                                                                        -----------  ------------
     Total current assets.............................................................     133,467       188,664
Investments in and advances to Joint Ventures.........................................      99,852        65,447
Investment in RDM Sports Group, Inc...................................................       4,934        31,150
Net assets of discontinued operations.................................................      --            10,972
Property, plant and equipment, net of accumulated depreciation........................      74,444        71,089
Intangible assets, less accumulated amortization......................................     214,477       149,261
Other assets..........................................................................      11,959         9,548
                                                                                        -----------  ------------
      Total assets....................................................................   $ 539,133    $  526,131
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................................   $  29,213    $   23,810
  Accrued expenses....................................................................      82,345        80,286
  Current portion of long-term debt...................................................      11,880        19,515
                                                                                        -----------  ------------
     Total current liabilities........................................................     123,438       123,611
Net liabilities of discontinued operations............................................      26,064        --
Long-term debt........................................................................     188,453       178,717
Other long-term liabilities...........................................................       3,489         3,590
                                                                                        -----------  ------------
     Total liabilities................................................................     341,444       305,918
                                                                                        -----------  ------------
Minority interest.....................................................................      38,864           531
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, authorized 70,000,000 shares, none issued..........................      --            --
  Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding
  66,254,045 and 66,153,439 shares at June 30, 1997 and December 31, 1996,
  respectively........................................................................      66,254        66,153
  Paid-in surplus.....................................................................     996,546       959,558
  Other...............................................................................      (5,402)       (2,680)
  Accumulated deficit.................................................................    (898,573)     (803,349)
                                                                                        -----------  ------------
    Total stockholders' equity........................................................     158,825       219,682
                                                                                        -----------  ------------
    Total liabilities and stockholders' equity........................................   $ 539,133    $  526,131
                                                                                        -----------  ------------
                                                                                        -----------  ------------


      See accompanying notes to consolidated condensed financial statements.

                                 METROMEDIA INTERNATIONAL GROUP, INC.
                           Consolidated Condensed Statements of Cash Flows
                                             (in thousands)
                                               (unaudited)


                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Operating activities:
  Net loss................................................................................  $  (95,224) $  (37,991)
Adjustments to reconcile net loss to net cash used in operating activities:
  Operating loss of discontinued operations...............................................      35,366       8,740
  Equity in loss on early extinguishment of debt of RDM Sports Group, Inc.................       1,094          --
  Equity in losses of Joint Ventures......................................................       2,185       3,768
  Equity in losses of and writedown of investment RDM Sports Group, Inc...................      25,122          --
  Amortization of debt discounts..........................................................       1,356       1,304
  Depreciation and amortization...........................................................      10,463       3,094
  Minority interest.......................................................................      (2,627)        (21)
  Other...................................................................................       1,688         274
Changes in assets and liabilities net of effect of acquisitions:
  (Increase) decrease in accounts receivable..............................................       3,303        (801)
  Increase in inventories.................................................................     (27,003)       (471)
  (Increase) decrease in other assets.....................................................       1,101      (2,385)
  Increase in accounts payable and accrued expenses.......................................       5,236       4,212
  Other operating activities, net.........................................................        (201)        184
                                                                                            ----------  ----------
Cash used in operations...................................................................     (38,141)    (20,093)
                                                                                            ----------  ----------
Investing activities:
  Investments in and advances to Joint Ventures...........................................     (20,634)    (12,053)
  Distributions from Joint Ventures.......................................................       2,994          --
  Proceeds from sale of short-term investments............................................          --       5,366
  Purchase of additional equity in subsidiaries...........................................      (3,320)         --
  Purchase of AAT.........................................................................      (4,750)         --
  Additions to property, plant and equipment..............................................      (9,554)     (1,745)
  Other investing activities, net.........................................................      (8,945)      5,400
                                                                                            ----------  ----------
Cash used in investing activities.........................................................     (44,209)     (3,032)
                                                                                            ----------  ----------
Financing activities:
  Proceeds from issuance of long-term debt................................................      19,564       7,925
  Proceeds from issuance of common stock..................................................         797         238
  Payments on notes and subordinated debt.................................................     (18,819)     (3,376)
  Due from discontinued operations........................................................       1,670         222
                                                                                            ----------  ----------
    Cash provided by financing activities.................................................       3,212       5,009
                                                                                            ----------  ----------
  Net decrease in cash and cash equivalents...............................................     (79,138)    (18,116)
  Cash and cash equivalents at beginning of period........................................      89,400      20,605
                                                                                            ----------  ----------
  Cash and cash equivalents at end of period..............................................  $   10,262  $    2,489
                                                                                            ----------  ----------
                                                                                            ----------  ----------


    See accompanying notes to consolidated condensed financial statements.

                        METROMEDIA INTERNATIONAL GROUP, INC.
            Consolidated Condensed Statement of Stockholders' Equity
                     (in thousands, except share amounts)
                                   (unaudited)


                                                        COMMON STOCK
                                                 -------------------------
                                                   NUMBER OF                 PAID-IN               ACCUMULATED
                                                     SHARES       AMOUNT     SURPLUS      OTHER      DEFICIT       TOTAL
                                                 --------------  ---------  ----------  ---------  ------------  ----------
Balances, December 31, 1996....................     66,153,439   $  66,153  $  959,558  $  (2,680)  $ (803,349)  $  219,682
Issuance of stock related to incentive plans...        100,606         101       1,031     --           --            1,132
Foreign currency translation adjustment........        --           --          --         (3,251)      --           (3,251)
Amortization of restricted stock...............        --           --          --            529       --              529
Increase in equity resulting from issuance of
  stock by subsidiary..........................        --           --          35,957     --           --           35,957
Net loss.......................................        --           --          --         --          (95,224)     (95,224)
                                                 --------------  ---------  ----------  ---------  ------------  ----------
Balances, June 30, 1997........................     66,254,045   $  66,254  $  996,546  $  (5,402) $  (898,573)  $  158,825
                                                 --------------  ---------  ----------  ---------  ------------  ----------
                                                 --------------  ---------  ----------  ---------  ------------  ----------

    See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group"), Landmark Theatre Group ("Landmark") as of July 2, 1996, and Snapper Inc. ("Snapper") as of November 1, 1996. All significant intercompany transactions and accounts have been eliminated.


    In addition, although the Company intends to continue to pursue its previously adopted plan to dispose of its investment in RDM Sports Group, Inc. ("RDM") for financial statement reporting the Company no longer qualifies to treat its investment in RDM as a discontinued operation and, as of April 1, 1997, as required under the equity method of accounting MMG will include in its results of operations, the Company's share of the earnings or losses of RDM (see note 5).

    On July 10, 1997 the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group Sale") (see note 2). The transaction has been recorded as a discontinuance of a business segment and, accordingly the consolidated condensed balance sheets at June 30, 1997 and December 31, 1996 reflect the net assets (liabilities) of the discontinued segment. The consolidated condensed statements of operations reflects the results of operations through the May 2, 1997, the date of the execution of the definitive agreement relating to the Entertainment Group Sale, of the discontinued segment. The Company will record a gain on the sale of the discontinued segment on July 10, 1997 (see note 2).

    Investments in other companies, including the Communications Group's joint ventures ("Joint Ventures") which are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures on a three-month lag.

    Certain reclassifications have been made to the prior year financial statements to conform to the June 30, 1997 presentation.

    The total allowance for doubtful accounts at June 30, 1997 and December 31, 1996 was $1.9 million and $1.7 million, respectively. Interest expense includes amortization of debt discount of $697,000 and $652,000 for the three months ended June 30, 1997 and 1996, respectively, and $1.4 million and $1.3 million for the six months ended June 30, 1997 and 1996, respectively.

    The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K/A Amendment No. 1 (the "1996 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments and adjustments to reflect the Entertainment Group Sale as defined in note 2, necessary to present fairly the financial position of the Company as of June 30, 1997, the results of its operations and its cash flows for the three month and six month periods ended June 30, 1997 and 1996 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)


2. THE ENTERTAINMENT GROUP SALE

    On July 10, 1997, the Company sold the stock of Orion Pictures Corporation ("Orion") and thereby substantially all of the assets of its entertainment group (the "Entertainment Group"), consisting of Orion, Goldwyn Entertainment Company ("Goldwyn") and Motion Picture Corporation of America ("MPCA") (and their respective subsidiaries) which owned a feature film and television library of over 2,200 titles to P&F Acquisition Corp. ("P&F"), the parent company of Metro-Goldwyn-Meyer Inc. ("MGM") for a gross consideration of $573.0 million. The Company used $296.4 million of the proceeds from the Entertainment Group Sale to repay amounts outstanding under the Entertainment Group's credit facilities and certain other indebtedness of the Entertainment Group and intends to use $140.0 million of such proceeds to repay all of its outstanding debentures (see note 3). As a result of the Entertainment Group Sale, the Company has narrowed its strategic focus to the global communications and media businesses of the Communications Group. The Entertainment Group's Landmark Theatre Group, which the Company believes is the largest exhibitor of specialized motion pictures and art-house films in the United States with, at June 30, 1997, 49 theaters and 139 screens, was not included in the Entertainment Group Sale and the Company continues to own and operate Landmark to maximize its value.

    The net gain will be reflected in the consolidated condensed statement of operations for the nine months ended September 30, 1997.

    The Entertainment Group's revenues for the three months ended June 30, 1997 and 1996 were $34.7 million and $35.2 million, respectively, and for the six months ended June 30, 1997 and 1996 were $62.3 million and $62.9 million, respectively.

    Net assets (liabilities) of the Entertainment Group at June 30, 1997, May 2, 1997 and December 31, 1996 were as follows (in thousands):

                                                                              JUNE 30,     MAY 2,    DECEMBER 31,
                                                                                1997        1997         1996
                                                                             ----------  ----------  ------------
Current assets.............................................................  $   99,217  $  102,918   $  101,883
Non-current assets.........................................................     306,637     313,260      327,698
Current liabilities........................................................    (145,247)   (152,542)    (119,314)
Non-current liabilities....................................................    (296,214)   (289,700)    (299,295)
                                                                             ----------  ----------   ----------
  Net assets (liabilities).................................................  $  (35,607) $  (26,064)  $   10,972
                                                                             ----------  ----------   ----------
                                                                             ----------  ----------   ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

2. THE ENTERTAINMENT GROUP SALE (CONTINUED)

    The following unaudited pro forma information illustrates the effect of
(1) the Entertainment Group Sale and (2) the repayment of MMG's outstanding subordinated debentures (see note 3) on revenues, loss from continuing operations and loss from continuing operations per share for the six months ended June 30, 1997 and 1996. The Pro Forma information assumes (1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures and (3) the acquisition of Asian American Telecommunications Corporation, ("AAT") (see note 6) occurred at the beginning of each period. It also assumes Snapper and Landmark were included in the consolidated results of operations at the beginning of 1996 (in thousands, except per share amounts).

                                                         1997         1996
                                                      (unaudited)  (unaudited)
                                                      -----------  -----------
Revenues............................................    $139,768     $ 130,955
                                                        --------     ---------
                                                        --------     ---------
Loss from continuing operations.....................     (52,269)      (31,823)
                                                        --------     ---------
                                                        --------     ---------
Loss from continuing operations per share                  $(.79)       $(0.75)
                                                        ---------    ---------
                                                        ---------    ---------

3. FUTURE FINANCING NEEDS

    MMG is a holding company, and accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

    In the short term, MMG intends to satisfy its current obligations and commitments with available cash on hand (at July 31, 1997 cash on hand which includes the funds from the Entertainment Group Sale was of $261.0 million). In August 1997, MMG will use approximately $140.0 million to repay all of its outstanding subordinated debentures and as a result, MMG will have no significant long-term debt. The Company's remaining strategic business will be the business conducted by the Communications Group, which requires the investment of significant amounts of capital in order to construct and develop operational systems and market services. Therefore, MMG will require additional financing in order to satisfy the Communications Group's on-going capital requirements and to achieve the Communications Group's long-term business strategies. Such additional capital may be provided through the public or private sale of debt or equity securities. On August 6, 1997, MMG filed a Registration Statement with the Commission for convertible preferred stock. No assurance can be given that the Company will consummate this financing or that any additional financing will be available to MMG on acceptable terms. If adequate additional funds are not available, there can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Communications Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

    Management believes that its long term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

4. EARNINGS PER SHARE OF COMMON STOCK

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

    Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus the additional shares that would result from the conversion of the Company's 6 1/2% Convertible Subordinated Debentures (the "6 1/2% Debentures"). Net income (loss) is adjusted by interest (net of income taxes) on the 6 1/2% Debentures. The computation of fully diluted earnings per share is used only when it results in an earnings per share number which is lower than primary earnings per share.

                       METROMEDIA INTERNATIONAL GROUP, INC.
                         NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

    The primary loss per share amounts for the three and six month periods ended June 30, 1996 have been restated to reflect the Entertainment Group as a discontinued operation.

5. INVESTMENT IN RDM


    In connection with the acquisition of The Actava Group on November 1, 1995, RDM was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995 the Company recorded its investment in RDM to the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million. Although the Company intends to pursue its previously adopted plan to dispose of its investment in RDM, as of April 1, 1997 for financial statement reporting the Company no longer qualifies to treat its investment in RDM as a discontinued operation. The Company has recorded in its results of operations a reduction in the carrying value of its investment in RDM of $18.0 million and has recorded its share of the expected net loss of RDM for the three months ended June 30, 1997 of $7.2 million in the current period.

    As of June 30, 1997, the Company owned approximately 39% of the issued and outstanding shares of common stock of RDM (the "RDM Common Stock") based on approximately 49,507,000 shares of RDM Common Stock outstanding at June 20, 1997.

    Summarized published unaudited condensed statements of operations information for the three months ended March 29, 1997 and balance sheet information as of March 29, 1997 for RDM is shown below (in thousands):

Net sales.........................................................................  $  55,518
Gross profit......................................................................      3,547
Interest expense..................................................................      3,568
Net loss..........................................................................     (9,240)

Current assets....................................................................  $ 154,086
Non-current assets................................................................    112,708
Current liabilities...............................................................    146,123
Non-current liabilities...........................................................     76,564
Total shareholders' equity........................................................     41,107

    On June 20, 1997 RDM entered into a $100.0 million revolving and term credit facility (the "RDM Facility"). The RDM Facility is guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder ( the "Lenders"), which was obtained by Metromedia Company, an affiliate of the Company ("Metromedia"), cannot be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Facility). In consideration of providing the letters of credit, Metromedia was granted warrants to purchase 3 million shares of RDM Common Stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants have a ten year term and are exercisable beginning September 19, 1997. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia's letter of credit and the RDM Warrants were assigned to the Company.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)



6. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Communications Group has recorded its investments in less than majority-owned Joint Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into credit agreements with its Joint Ventures to provide up to $92.3 million in funding of which $15.2 million remains available at June 30, 1997. The Communications Group funding commitments are contingent on its approval of the Joint Ventures' business plans.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

At June 30, 1997 and December 31, 1996 the Communications Group's cumulative investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses, and distributions since inception, were as follows (in thousands):

                                                   JUNE 30,   DECEMBER 31,  OWNERSHIP  YEAR VENTURE  DATE OPERATIONS
NAME                                                 1997         1996          %         FORMED        COMMENCED
----                                               ---------  ------------  ---------  ------------  ---------------
Wireless Cable TV
-----------------
Kosmos TV, Moscow, Russia........................   $ 1,121     $   759        50%         1991       1992
Baltcom TV, Riga Latvia..........................     8,523       8,513        50%         1991       1992
Ayety TV, Tbilisi, Georgia.......................     4,840       4,691        49%         1991       1993
Kamalak, Tashkent, Uzbekistan(1).................     6,116       6,031        50%         1992       1993
Sun TV, Kishinev, Moldova........................     4,707       3,590        50%         1993       1994
Minsk Cable, Minsk, Belarus......................     1,436       1,980        50%         1993       1996
Alma-TV, Almaty, Kazakhstan(1)...................     4,995       2,840        50%         1994       1995
                                                                  -----
                                                     31,738      28,404
                                                                 ------

Paging
------
Baltcom Paging, Tallinn, Estonia.................     3,109       3,154        39%         1992       1993
Baltcom Plus, Riga, Latvia.......................     1,404       1,711        50%         1994       1995
Tbilisi Paging, Tbilisi, Georgia.................       949         829        45%         1993       1994
Raduga Paging, Nizhny, Novgorod..................       476         450        45%         1993       1994
St. Petersburg Paging, St. Petersburg, Russia....     1,006         963        40%         1994       1995
                                                      -----         ---
                                                      6,944       7,107
                                                      -----       -----

Radio Broadcasting
------------------
Eldoradio (formerly Radio Katusha),
 St. Petersburg, Russia.........................        610         435        50%         1993       1995
Radio Socci, Socci, Russia......................        255         361        51%         1995       1995
                                                        ---         ---
                                                        865         796
                                                        ---         ---

Telephony
---------
Telecom Georgia, Tbilisi, Georgia...............      5,836       2,704        30%         1994       1994
Baltcom GSM, Latvia (Cellular)..................     12,748       7,874        21%         1996       1997
Trunked mobile radio ventures...................      2,905       2,049        21%
                                                      -----       -----
                                                     21,489      12,627
                                                     ------      ------

Pre-Operational
---------------
St. Petersburg Cable, St. Petersburg, Russia....        877         554        45%         1996       Pre-Operational
Kazpage, Kazakhstan.............................        521         350        51%         1996       Pre-Operational
Magticom, (GSM Cellular), Tbilisi, Georgia......      3,307       2,450        34%         1996       Pre-Operational
Batumi Paging, Batumi, Georgia..................        269         256        35%         1996       Pre-Operational
PRC telephony related ventures and
  equipment.....................................      5,884       9,712                               Pre-Operational
Tai Li-Feng Telecom. Co., Ltd., PRC.............     11,040        --          52%         1996       Pre-Operational
Ningbo Ya Mei Communications, (GSM Cellular),
  PRC...........................................      9,468        --          39%         1996       Pre-Operational
Other...........................................      7,450       3,191
                                                      -----       -----

                                                     38,816      16,513
                                                     ------      ------

Total...........................................    $99,852     $65,447
                                                    -------     -------
                                                    -------     -------

------------------------
(1) includes Paging Operations

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union, and the People's Republic of China ("PRC") . These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Summarized combined financial information of Joint Ventures accounted for on a three-month lag under the equity method that have commenced operations are as follows (in thousands):

COMBINED BALANCE SHEETS                                                           JUNE 30, 1997  DECEMBER 31, 1996
--------------------------------------------------------------------------------  -------------  -----------------
Assets
Current assets..................................................................   $    26,583       $  16,073
Investments in wireless systems and equipment...................................        61,364          38,447
Other assets....................................................................         4,281           3,100
                                                                                  -------------        -------
  Total Assets..................................................................   $    92,228       $  57,620
                                                                                  -------------        -------
                                                                                  -------------        -------
Liabilities and Joint Ventures' Equity (Deficit)
Current liabilities.............................................................   $    38,272       $  18,544
Amount payable under MITI credit facility.......................................        49,472          41,055
Other long-term liabilities.....................................................         9,648           6,043
                                                                                  -------------        -------
                                                                                        97,392          65,642
Joint Ventures' Capital (Deficit)...............................................        (5,164)         (8,022)
                                                                                  -------------        -------
Total Liabilities and Joint Ventures' Capital...................................   $    92,228       $  57,620
                                                                                  -------------        -------
                                                                                  -------------        -------

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)


COMBINED STATEMENT OF OPERATIONS

                                                                  SIX MONTHS ENDED
                                                         ------------------------------
                                                         JUNE 30, 1997    JUNE 30, 1996
                                                         -------------    -------------
Revenue...............................................     $  31,847        $  14,690

Expenses:
  Cost of service.....................................         5,916            5,653
  Selling, general and administrative.................        14,367            8,871
  Depreciation and amortization.......................         5,432            2,908
                                                           ---------        ---------
     Total expenses...................................        25,715           17,432
                                                           ---------        ---------
    Operating income (loss)...........................         6,132           (2,742)

Interest expense......................................        (2,470)          (1,563)
Other income (loss)...................................        (1,282)             (26)
Foreign currency translation..........................         1,061            1,604
                                                           ---------        ---------

     Net income (loss)................................     $   3,441        $  (2,727)
                                                           ---------        ---------
                                                           ---------        ---------


Financial information for Joint Ventures which are not yet operational is not included in the above summary. The Communications Group's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized amounted to approximately $38.8 million and $8.7 million at June 30, 1997 and 1996, respectively.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the six months ended June 30, 1997 (in thousands, except subscribers):

                                                                                                              JUNE 30
                                                                                                       ------------------------
                                                     WIRELESS                  RADIO                      1997          1996
                                                     CABLE TV    PAGING    BROADCASTING    TELEPHONY     TOTAL         TOTAL
                                                     ---------  ---------  -------------  -----------  ----------    ----------
Consolidated Subsidiaries and Joint
Ventures

Revenues...........................................     1,079      1,459        5,830         --       $  8,368 (1)  $ 5,096 (1)
Depreciation and amortization......................       263        346          123         --            732          375
Operating income (loss) before taxes...............      (687)    (2,072)       1,300         --         (1,459)(1)     (484)(1)

Assets.............................................     6,616      5,073        4,591         --         16,280        6,474
Capital expenditures...............................     1,097        658          163         --          1,918        1,345

Unconsolidated Equity Joint Ventures

Revenues...........................................    11,266      2,896          797       16,888       31,847       14,690
Depreciation and amortization......................     3,980        301           24        1,127        5,432        2,908
Operating income (loss) before taxes...............        96       (479)          78        6,437        6,132       (2,742)

Assets.............................................    34,212      5,570          876       51,570       92,228       53,088
Capital expenditures...............................     4,355        331          127        5,696       10,509        5,724

Net investment in Joint Ventures...................    31,738      6,944          865       21,489       61,036       35,924
MITI equity in income (losses) of
unconsolidated investees...........................    (3,293)      (994)          80        2,022       (2,185)      (3,768)

Combined

Revenues...........................................    12,345      4,355        6,627       16,888       40,215       19,786
Depreciation and amortization......................     4,243        647          147        1,127        6,164        3,283
Operating income (loss) before taxes...............      (591)    (2,551)       1,378        6,437        4,673       (3,226)

Assets.............................................    40,828     10,643        5,467       51,570      108,508       59,562
Capital expenditures...............................     5,452        989          290        5,696       12,427        7,069
Subscribers (unaudited)............................   147,671     53,416          n/a       12,809      213,896       82,89

------------------------
(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the six months ended June 30, 1997 and 1996, respectively.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

Information about the Company's operations in different geographic locations is shown below:

                               REPUBLICS OF
                              FORMER SOVIET
                                UNION AND
JUNE 30, 1997  UNITED STATES  EASTERN EUROPE      PRC     OTHER FOREIGN   CONSOLIDATED
-------------  -------------  ---------------  ---------  --------------  ------------
Revenues         $      525          8,443           --           183      $    9,151
Assets           $   80,082         79,897       39,719         6,703      $  206,401

In February, 1997, Metromedia Asia Corporation ("MAC") a subsidiary of the Company with telephony interests in the PRC, acquired AAT pursuant to a Business Combination Agreement (the "BCA") in which MAC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (i) one share of AAT common stock (the "AAT Common Stock") for one share of MAC Common stock, par value $.01 per share ("MAC Common Stock"), (ii) one warrant to acquire one share of AAT Common Stock at an exercise price of $4.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one share of AAT Common Stock at an exercise price of $6.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $6.00 per share. AAT is engaged in the development and construction of communication services in the PRC. AAT, through a joint venture, has a contract with one of the PRC's two major providers of telephony services to provide telecommunications services in the Sichuan Province of the PRC. The transaction was accounted for as a purchase, with MAC as the acquiring entity.

As a condition to the closing of the BCA, the Communications Group purchased from MAC, for an aggregate purchase price of $10.0 million, 3,000,000 share of MAC Class A Common Stock, par value $.01 per share ( the "MAC Class A Common Stock") and warrants to purchase an additional 1,250,000 shares of MAC Class A Common Stock, at an exercise price of $6.00 per share. Shares of MAC Class A Common Stock are identical to share of MAC Common Stock except that they are entitled, when owned by the Communications Group, to three votes per share on all matters voted upon by MAC's stockholders and to vote as a separate class to elect six of the ten members to MAC's Board of Directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction the Communications Group owns 56.52% of MAC's outstanding common stock with 79% voting rights.

The purchase price of the AAT transaction was determined to be $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. This has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The amortization of such goodwill for the six months ended June 30, 1997 was approximately $1.0 million.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

The purchase price was allocated as follows (in thousands)

Current assets.....................................................   $      46
Property, plant and equipment......................................         279
Investments in Joint Ventures......................................      18,950
Goodwill...........................................................      68,975
Current liabilities................................................      (2,202)
Other liabilities..................................................          (5)
                                                                       ---------
    Purchase price.................................................   $  86,043
                                                                       ---------
                                                                       ---------


The difference between the Company's investment balance of $18.6 million in MAC prior to the acquisition of AAT and 56.52% of the net equity of MAC subsequent to the acquisition of AAT of $54.5 million was recorded as an increase to paid-in surplus of $36.0 million in the consolidated condensed statement of stockholders' equity.

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

In May 1997, the Communications Group acquired 49% of the shares of A.S. Trio, LSL, an Estonian Public Limited Company which owns seven FM radio stations in Estonia.

Also, the Communications Group has recently signed definitive agreements to purchase 70% and 85%, respectively, of joint ventures operating radio stations in Berlin, Germany and Prague, Czech Republic.

7. INVENTORIES

Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager inventories are calculated on the weighted-average method.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

Inventories consist of the following (in thousands):

                                                            JUNE 30,   DECEMBER 31,
                                                              1997         1996
                                                            --------   ------------
Lawn and garden equipment:
  Raw materials........................................     $  7,148     $ 18,733
  Finished goods.......................................       74,548       34,822
                                                             --------    --------
                                                              81,696       53,555
  Less LIFO reserve....................................          990         --
                                                             --------    --------
                                                              80,706       53,555
                                                             --------    --------
Telecommunications:
  Pagers...............................................          448          635
  Cable................................................          253          214
                                                             --------    --------
                                                                 701          849
                                                             --------    --------
                                                            $ 81,407     $ 54,404
                                                             --------    --------
                                                             --------    --------

8. Snapper

In connection with the acquisition of The Actava Group on November 1, 1995, Snapper was classified as an asset held for sale. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper. As of November 1, 1996, the Company has consolidated Snapper into its results of operations.

The results of Snapper for the period of January 1, 1996 through June 30, 1996, which were excluded from the accompanying consolidated condensed statements of operations, are as follows (in thousands):

       Net sales.............................  $  98,096
       Operating expense.....................    101,311
                                               ---------
       Operating loss........................     (3,215)
       Interest expense......................     (4,325)
       Other income..........................      1,013
                                                ---------
       Loss before taxes.....................     $(6,527)
                                                ---------
                                                ---------

On April 30, 1997, Snapper closed a $10.0 million working capital facility ("Working Capital Facility") with AmSouth Bank of Alabama ("AmSouth") which amended Snapper's existing $55.0 million facility. The Working Capital Facility
(i) gives AmSouth a PARI PASSU collateral interest in all of Snappers' assets (including rights under a Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with Snapper's revolver credit facility (the "Snapper Revolver")), (ii) accrues interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) becomes due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the Working Capital Facility.

As of June 30, 1997, Snapper was in default of certain financial covenants under the Snapper Revolver and Working Capital Facility, which default has been waived by AmSouth.

9. STOCK OPTION PLANS

On March 26, 1997 the Board of Directors approved the cancellation and reissuance of all stock options previously granted pursuant to the 1996 Metromedia International Group, Inc. Incentive Stock Plan (the "MMG Plan") at an exercise price of $9.31, the fair market value of MMG common stock (the
"Common Stock") at such date.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

In addition, on March 26, 1997, the Board of Directors authorized the grant of approximately 1,700,000 stock options at an exercise price of $9.31 under the MMG Plan.

On April 18, 1997, two officers of the Company were granted stock options, not pursuant to any plan, to purchase 1,000,000 shares each of Common Stock at a purchase price of $7.44 per share, the fair market value of the Common Stock at such date. The stock options vest and become fully exercisable after four years from the date of grant.

The MMG Plan provides that upon a sale of "substantially all" of the Company's assets, all unvested outstanding options to acquire the Common Stock under such plan would vest and become immediately exerciseable. In connection with the Entertainment Group Sale, the Company's Compensation Committee determined that the Entertainment Group Sale constituted a sale of "substantially all" of the Company's assets for purposes of the MMG Plan, thereby accelerating the vesting of all options outstanding under such plan. As of June 30, 1997, 4,631,215 options had been issued to the directors, officers and certain employees of the Company, the Entertainment Group, and the Communications Group, and remain outstanding under the MMG Plan and 3,203,626 of such options had not vested. All such options are exercisable at a price equal to $9.31 per share. All of the directors of the Company have agreed to waive the accelerated vesting of their options and the Company is in the process of obtaining waivers from the remaining officers and employees of the Company and Communications Group.

10. ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which supersedes APB Opinion 15, "Earnings per Share". SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. SFAS 128 replaces primary EPS and fully diluted EPS with basic EPS and diluted EPS, respectively. SFAS 128, effective December 31, 1997, is not expected to have a material impact on the Company's reporting of earnings per share. Earlier adoption of SFAS 128 is not permitted. After the effective date, the Company's prior-period EPS data will be restated to conform with the provisions of SFAS 128.

11. CONTINGENT LIABILITIES

Updated information on litigation and environmental matters subsequent to December 31, 1996 is as follows:

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)

Michael Shores V.  Samuel Goldwyn Company

On May 20, 1996 a purported class action lawsuit against Goldwyn and its directors was filed in the Superior Court of the State of California for the County of Los Angeles in Michael Shores v. Samuel Goldwyn Company. et at., case no. BC 150360. In the complaint, plaintiff alleged that Goldwyn's Board of Directors breached its fiduciary duties to the stockholders of Goldwyn by agreeing to sell Goldwyn to the Company at a premium, yet providing Mr. Samuel Goldwyn, Jr., the Samuel Goldwyn Family Trust (the "Goldwyn Family Trust") and Mr. Meyer Gottlieb with additional consideration and other benefits not received by the other Goldwyn shareholders, and sought to enjoin consummation of the Goldwyn Merger. On May 8, 1997, the plaintiff was granted leave to file a First Amended Complaint ( the "Amended Complaint") adding the Company and the Goldwyn Family Trust as defendants. In addition to the original allegations, the Amended Complaint also alleges that Goldwyn's Board of Directors and the Goldwyn Family Trust breached their fiduciary duties to Goldwyn's stockholders in agreeing to and approving the structure and timing of the sale of Goldwyn to the Company through a stock swap merger, and, in particular, by allowing the pricing period for Goldwyn stock to take place prior to a secondary offering of stock by the Company, with the alleged result being that the value of Common Stock received by Goldwyn's stockholders when the sale was consummated was less than it otherwise would have been. The Amended Complaint alleges that the Company aided and abetted the fiduciary breaches of the other defendants. The Company believes that the suit is without merit and intends to defend vigorously such action.

On June 30, 1997, the plaintiffs in Sydney H. Sapsowitz and Sid Sapsowitz & Associates, Inc. v. John W Kluge, Stuart Subotnick, Metromedia International Group, Inc., Orion Pictures Corporation, Leonard White, et al. filed a lawsuit in Superior Court of the State of California alleging $28.0 million in damages from the breach of an agreement to pay a finder's fee in connection with the Entertainment Group Sale. The Company believes that the suit is without merit and it intends to vigorously defend such action.

                     METROMEDIA INTERNATIONAL GROUP, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (Continued)


Between February 25, 1991 and March 4, 1991, three lawsuits were filed against the Company (formerly named Fuqua Industries, Inc.) in the Delaware Chancery Court. On May 1, 1991, these three lawsuits were consolidated by the Delaware Chancery Court in In re Fuqua Industries, Inc. Shareholders Litigation, Civil Action No. 11974. The named defendants are certain current and former members of the Company's Board of Directors and certain former members of the Board of Directors of Intermark, Inc., predecessor to Triton Group Ltd. ("Intermark"), which owned approximately 25% of the outstanding shares of the Company's common stock. The Company was named as a nominal defendant in this lawsuit. The action was brought derivatively in the right and on behalf of the Company and was purportedly filed as a class action lawsuit on behalf of all holders of the Company's common stock other than the defendants. The complaint alleges, among other things, a long standing pattern and practice by the defendants of misusing and abusing their power as directors and insiders of the Company by manipulating the affairs of the Company to the detriment of the Company's past and present stockholders. The complaint seeks (i) monetary damages from the director defendants, including a joint and several judgment for $15.7 million for alleged improper profits obtained by Mr. J.B. Fuqua in connection with the sale of his shares in the Company to Intermark, (ii) injunctive relief against the Company, Intermark and its former directors, including a prohibition against approving or entering into any business combination with Intermark without specified approval, and (iii) costs of suit and attorney's fees. On December 29, 1995, the plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint and filed a brief in support of that motion. A hearing regarding the motion to dismiss was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants' motion to dismiss. The Court dismissed all of the plaintiff's class claims and dismissed all of the plaintiffs' derivative claims except for two specific claims alleging that the Fuqua board members acted in furtherance of an entrenchment plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

GENERAL

    On July 10, 1997, the Company completed the Entertainment Group Sale (see note 2 of the notes to consolidated condensed financial statements). The transaction has been recorded as a sale of a business segment and, accordingly the consolidated balance sheets reflect the net assets of the discontinued segment. In addition, the consolidated statements of operations reflect the results of operations as a discontinued segment.

    The continuing business activities of the Company consist of three business segments: (i) the development and operation of communications businesses, which include wireless cable television, paging services, radio broadcasting and various types of telephony services; (ii) the exhibition of filmed entertainment product through Landmark; and (iii) the manufacture of lawn and garden products through Snapper.

    On November 1, 1995, Orion, MITI, the Company and MCEG Sterling Incorporated ("Sterling") consummated the November 1 Merger. In connection with the November 1 Merger, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc."

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

    The operations of Actava and Sterling have been included in the accompanying consolidated condensed financial statements from November 1, 1995, the date of acquisition. During 1995, the Company had adopted a formal plan to dispose of Snapper and as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated condensed financial statements as of November 1, 1996. In addition, although the Company intends to continue to pursue its previously adopted plan to dispose of its investment in RDM for financial statement reporting the Company no longer qualifies to treat its investment in RDM as a discontinued operation and, as of April 1, 1997, MMG will include in its results of operations, the Company's share of the earnings or losses of RDM.

COMMUNICATIONS GROUP

    The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in Eastern Europe, certain republics of the former Soviet Union, the PRC and other selected emerging markets.

    The Communications Group's Joint Ventures currently offer wireless cable television, AM/FM radio, paging, cellular telecommunications, international toll calling and trunked mobile radio. Joint ventures are principally entered into with governmental agencies or ministries under the existing laws of the respective countries.

    The Company's financial statements only consolidate the accounts and results of operations of 7 the Communications Group's 35 operating companies and Joint Ventures at June 30, 1997. Investments in other companies and joint ventures which are not majority owned, or in which the Communications Group does not have control, but exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See note 6 to the consolidated condensed financial statements, "Investments in and Advances to Joint Ventures", for these Joint Ventures and their summary financial information.

The following table summarizes the Communications Group's Joint Ventures at June 30, 1997, as well as the amounts contributed, amounts loaned and total amounts invested in such Joint Ventures at June 30, 1997 (in thousands):

         COMMUNICATIONS GROUP JOINT VENTURES OWNERSHIP AT JUNE 30, 1997

                                                                  OWNERSHIP      AMOUNT      AMOUNT         TOTAL
VENTURE (1)                                                      PERCENTAGE    CONTRIBUTED   LOANED    INVESTMENTS(11)
--------------------------------------------------------------  -------------  -----------  ---------  ---------------
CABLE

Kosmos TV (Moscow, Russia)....................................           50%        1,093       9,043        10,136
Baltcom TV (Riga, Lativa).....................................           50%          819      11,372        12,191
Ayety TV (Tbilisi, Georgia)...................................           49%          779       6,689         7,468
Romsat Cable TV (Bucharest, Romania)..........................           97%          682       5,271         5,953
Sun TV(Chisinau, Moldova).....................................           50%          400       4,841         5,241
Alma TV (Almaty, Kazakastan)..................................           50%          222       4,745         4,967
Cosmos TV (Minsk, Belarus)....................................           50%          400       1,848         2,248
Viginta (Vilnius, Lithuania)..................................           55%          434       1,679         2,113
Kamalak TV (Tashkent, Uzbekistan).............................           50%          794       5,084         5,878

PAGING

Baltcom Estonia (Estonia).....................................           39%          396       4,348         4,744
CNM (Romania).................................................           54%          490       4,020         4,510
Kamalak Paing (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan (2)..............................................           50%
Paging One (Tbilisi, Georgia).................................           45%          250       1,035         1,285
Paging Ajara (Ajara, Georgia).................................           35%           43         166           209
Raduga Poisk (Nizhny Novgorod,, Russia).......................           45%          330          73           403
Alma Page (Almaty and Ust-Kamenogorsk, Kazasktan) (3).........           50%
Baltcom Plus (Latvia).........................................           50%          250       2,463         2,713
PT-Page (St. Petersburg, Russia)..............................           40%        1,102      --             1,102
Paging One Services (Austria) (8).............................          100%        1,007       2,906         3,913
Kazpage.......................................................           51%          521      --               521

RADIO

Radio Juventus (Budapest, Siofok and Khebegy, Hungry).........          100%        8,107         218         8,325
SAC (Moscow, Russia)..........................................           83%          631       2,967         3,598
Radio Katusha (St. Petersburg, Russia)........................           50%          133         842           975
Radio Nika (Socci, Russia)....................................           51%          244          14           258
Radio Skonto (Riga, Latvia)...................................           55%          302         283           585
Radio One (Prague, Czech Republic)............................           80%          265          63           328

TELEPHONY

Telcom Georgia (Georgia) (International Toll).................           30%        2,554      --             2,554
Baltcom GSM (Latvia)(Cellular)................................           21%       13,270      --            13,270
Ningbo Ya Mei Communications (PRC) (Cellular) (12)............           39%        9,468      --             9,468

TRUNKED MOBILE RADIO (4)

Belgium Trunking (Brussels and Flanders, Belgium).............           24%
Radiomovel Telecommunicacoes (Portugal).......................           14%
Teletrunk Spain (Madrid, Valencia, Aragon and Catalonia,
  Spain)(5)...................................................         6-16%
National Business Communications (Bucharest, Cluj, Brasov,
  Constanta and Timisoira, Romania) (6).......................           58%           30         215           245
Spectrum (Kazakstan) (9)......................................           31%          174      --               174

PRE-OPERATIONAL

Teleplus (St. Petersburg, Russia)(Cable) (7)..................           45%          723      --               723
Magticom (Georgia)(Cellular) (10).............................           34%        3,308      --             3,308
Metromedia-Jinfeng (Wireless Local Loop) (12).................           60%        3,286      --             3,286
Tai Li-Feng Telecom (PRC) (Wireless Local Loop) (12)..........           52%       11,040      --            11,040

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

3. The Communication Group's cable and paging services in Kazakstan are provided by or through the same company, Alma TV. All amounts contributed and loaned to Alma TV are listed under that Joint Venture's entry for cable.

4. Most of the Company's ownership of the trunked mobile radio ventures is through Protocall Ventures, Ltd., a United Kingdom company in which the Communications Group has 56% ownership. The Communications Group's interest in Protocall Ventures, Ltd. was purchased for $2.5 million. As of June 30, 1997, the Communications Group had provided Protocall Ventures Ltd. $4.8 million in credit to fund its operations. This chart does not separately list amounts contributed or loaned to the trunked mobile radio Joint Ventures by Protocall Ventures, Ltd.

5. The Communications Group's trunk mobile radio operations in Spain are provided through 4 Joint Ventures of Protocall Ventures, Ltd. The Company's ownership of these Joint Ventures ranges from 6 to 16%.

6. Amounts contributed and loaned are amounts contributed and loaned to National Business Communications directly by the Communications Group.

7. Teleplus was created in November 1996.

8. Paging One Services launched commercial paging service in Vienna, Austria in February 1997.

9. Spectrum launched commercial trunked mobile radio service in Almaty and Aryrau, Kazakstan in March 1997.

10. The Communications Group's interest in Magticom was registered in October
    1996

11. The total investment does not include any incurred losses.

12. These are pre-operational Joint Ventures that plan to provide telecommunications equipment, financing network planning, installation and maintenance services to telecommunications operations in China.

LANDMARK THEATRE GROUP

    Landmark operates 49 theaters with 139 screens and is the largest exhibitor of specialized motion pictures and art films in the United States.

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

    The following table sets forth the operating results of the Company's Communications Group, movie theater and lawn and garden segments for the three months and six months ended June 30, 1997 and 1996. Financial information summarizing the results of operations of Snapper, which was classified as an asset held for sale until November 1, 1996 is presented in Note 8 to the notes to the consolidated condensed financial statements.

                              SEGMENT INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                        THREE MONTHS   THREE MONTHS    SIX MONTHS     SIX MONTHS
                                                            ENDED          ENDED          ENDED          ENDED
                                                        JUNE 30, 1997  JUNE 30, 1996  JUNE 30, 1997  JUNE 30, 1996
                                                        -------------  -------------  -------------  -------------
Communications Group:
  Revenues............................................   $     3,977    $     2,775    $     9,152    $     5,939
  Cost of sales and rentals and operating expenses....          (797)       --              (1,346)       --
  Selling, general and administrative.................       (15,670)        (8,990)       (26,779)       (16,515)
  Depreciation and amortization.......................        (2,338)        (1,634)        (4,287)        (3,083)
                                                        -------------  -------------  -------------  -------------
    Operating loss....................................       (14,828)        (7,849)       (23,260)       (13,659)
  Equity in losses of Joint Ventures..................          (587)        (1,985)        (2,185)        (3,768)
  Minority interest...................................         1,387              8          2,627             21
                                                        -------------  -------------  -------------  -------------
                                                             (14,028)        (9,826)       (22,818)       (17,046)
Landmark Theatre Group:
  Revenues............................................        11,770        --              28,793        --
  Cost of sales and rentals and operating expenses....        (9,734)       --             (22,804)       --
  Selling, general and administrative.................        (1,292)       --              (2,504)       --
  Depreciation and amortization.......................        (1,189)       --              (2,366)       --
                                                        -------------  -------------  -------------  -------------
  Operating income (loss).............................          (445)       --               1,119        --
Snapper:
  Revenues............................................        48,023        --             101,823        --
  Cost of sales and rentals and operating expenses....       (30,690)       --             (68,136)       --
  Selling, general and administrative.................       (16,388)       --             (31,343)       --
  Depreciation and amortization.......................        (1,897)       --              (3,804)       --
                                                        -------------  -------------  -------------  -------------
      Operating loss..................................          (952)       --              (1,460)       --
Corporate Headquarters and Eliminations:
  Revenues............................................       --             --             --             --
  Cost of sales and rentals and operating expenses....       --             --             --             --
  Selling, general and administrative.................        (1,276)        (2,792)        (2,497)        (4,418)
  Depreciation and amortization.......................            (3)            (4)            (6)           (11)
                                                        -------------  -------------  -------------  -------------
      Operating loss..................................        (1,279)        (2,796)        (2,503)        (4,429)

Consolidated:
  Revenues............................................        63,770          2,775        139,768          5,939
  Cost of sales and rentals and operating expenses....       (41,221)       --             (92,286)       --
  Selling, general and administrative.................       (34,626)       (11,782)       (63,123)       (20,933)
  Depreciation and amortization.......................        (5,427)        (1,638)       (10,463)        (3,094)
                                                        -------------  -------------  -------------  -------------
      Operating loss..................................       (17,504)       (10,645)       (26,104)       (18,088)

Interest expense......................................        (6,652)        (4,785)       (12,458)        (9,609)
Interest income.......................................         2,094            979          4,801          2,193
Provision for income taxes............................          (225)       --                (323)       --
Equity in losses of Joint Ventures....................          (587)        (1,985)        (2,185)        (3,768)
Equity in losses of and writedown of investment in
 RDM Sports Group, Inc................................       (25,122)       --             (25,122)       --
Minority interest.....................................         1,387              8          2,627             21
Discontinued operations...............................       (25,263)        (2,422)       (35,366)        (8,740)
Extraordinary item....................................        (1,094)       --              (1,094)       --
                                                        -------------  -------------  -------------  -------------
      Net loss........................................   $   (72,966)   $   (18,850)   $   (95,224)   $   (37,991)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

MMG CONSOLIDATED--RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
    1996.

    Net loss increased to $73.0 million for the three months ended June 30, 1997 from $18.9 million for the three months ended June 30, 1996.

    Net loss for the three months ended June 30, 1997 includes losses from discontinued operations relating to the Entertainment Group of $25.3 million, a writedown of $18.0 million of the Company's investment in RDM, equity in losses of RDM of $7.2 million and an extraordinary loss relating to the early extinguishment of debt by RDM of $1.1 million.

    Operating loss increased to $17.5 million for the three months ended June 30, 1997 from $10.6 million for the three months ended June 30, 1996. The increase in operating loss reflects the inclusion of Snapper's and Landmark's operating loss in 1997 and increases in selling, general and administrative costs experinced by the Communications Group.

    Interest expense increased $1.9 million to $6.7 million for the three months ended June 30, 1997, primarily due to the inclusion of interest associated with Landmark and the Snapper credit facility in 1997 partially offset by a reduction in the outstanding debt balance at corporate headquarters.

    Interest income increased $1.1 million to $2.1 million in 1997 principally from funds invested at corporate headquarters and increased interest resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

    Net loss increased to $95.2 million for the six months ended June 30, 1997 from $38.0 million for the six months ended June 30, 1996.

    Net loss for the six months ended June 30, 1997 includes losses from discontinued operations relating to the Entertainment Group of $35.4 million, a writedown of $18.0 million of the Company's investment in RDM, equity in losses of RDM of $7.2 million and an extraordinary loss relating to the early extinguishment of debt by RDM of $1.1 million.

    Operating loss increased to $26.1 million for the six months ended June 30, 1997 from $18.1 million for the six months ended June 30, 1996. The increase in operating loss reflects the inclusion of Snapper's operating loss in 1997 and increases in selling, general and administrative costs experinced by the Communications Group partially offset by operating income of Landmark and a reduction of general and administrative expenses at corporate headquarters.

    Interest expense increased $2.8 million to $12.5 million for the six months ended June 30, 1997, due primarily to the inclusion of interest associated with Landmark and the Snapper credit facility in 1997 partially offset by a reduction in the outstanding debt balance at corporate headquarters.

    Interest income increased $2.6 million to $4.8 million for the six months ended June 30, 1997 principally from funds invested at corporate headquarters and increased interest resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

THE COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
    1996.

REVENUES

    Revenues increased to $4.0 million for the three months ended June 30, 1997 from $2.8 million for the three months ended June 30, 1996. The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Hungary. Revenue from radio operations increased to $2.6 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. Radio paging services generated revenues of $600,000 for the three months ended June 30, 1997 as compared to $800,000 for the three months ended June 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by $6.7 million or 74% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Approximately thirty percent of the increase relates to the expansion of operations in the PRC and the acquisition of AAT. The remaining increase relates to additional expenses associated with the increase in the number of Joint Ventures, principally the addition of Protocall Ventures, Ltd. ("Protocall")and the need for the Communications Group to support and assist the operations of the Joint Ventures, as well as additional staffing at the radio stations and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $2.3 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996. The increase is primarily a result of the amortization of goodwill in connection with the acquisition of AAT.

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

    The Communications Group recognized equity in losses of its Joint Ventures of approximately $600,000 for the three months ended June 30, 1997 as compared to $2.0 million for the three months ended June 30, 1996.

    The losses recorded for the three months ended June 30, 1997 and the three months ended June 30, 1996 represent the Communications Group's equity in the losses of the Joint Ventures for the quarters ended March 31, 1997 and 1996, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

    The decrease in losses of the Joint Ventures of $1.4 million from the three months ended June 30, 1996 to the three months ended June 30, 1997 is primarily attributable to the increased cable and telephony revenues, which were partially offset by the acquisition in May 1996 of Protocall, which includes five new trunked mobile radio ventures and increased the loss by $400,000.

    Revenues generated by unconsolidated Joint Ventures were $17.5 million for the three months ended June 30, 1997 as compared to $5.7 million for the three months ended June 30, 1996.

MINORITY INTEREST

    Losses allocable to minority interests increased to $1.4 million for the three months ended June 30, 1997 from $8,000 for the three months ended June 30, 1996. The increase principally represents the inclusion of losses allocable to the minority shareholders of MAC.

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

    Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

REVENUES

    Revenues increased to $9.2 million in the six months ended June 30, 1997 from $5.9 million for the six months ended June 30, 1996. Revenues of unconsolidated Joint Ventures for the six months ended June 30, 1997 and 1996 appear in note 6 to the consolidated condensed financial statements. This growth in revenue has resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. Revenue from radio operations for the first six months of 1997 was $5.8 million as compared to $3.7 million in the first six months of 1996. Radio paging services generated revenues of $1.5 million for the first six months of 1997 as compared to $1.3 million in the first six months of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased by $10.3 million or 62% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Approximately thirty-eight percent of the increase relates to the expansion of operations in the PRC and the acquisition of AAT. The increase relates principally to the hiring of additional staff and expenses associated with the increase in the number Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures, and additional staffing at the radio station and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $4.3 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996. The increase is primarily a result of the amortization of goodwill in connection with the acquisition of AAT.

EQUITY IN LOSSES OF JOINT VENTURES

    The Communications Group recognized equity in losses of its Joint Ventures of approximately $2.2 million for the six months ended June 30, 1997 as compared to $3.8 million for the six months ended June 30, 1996.

    The decrease in losses of the Joint Ventures of $1.6 million from the six months ended June 30, 1996 to the six months ended June 30, 1997 is primarily attributable to the increased cable and telephony revenues, which were partially offset by the acquisition in May 1996 of Protocall., which includes five new trunked mobile radio ventures and increased the loss by approximately $800,000.

    Revenues generated by unconsolidated Joint Ventures were $31.8 million for the six months ended June 30, 1997 as compared to $14.7 million for the six months ended June 30, 1996

MINORITY INTEREST

    Losses allocable to minority interests increased to $2.6 million for the six months ended June 30, 1997 from $21,000 for the six months ended June 30, 1996. The increase principally represents the inclusion of losses allocable to the minority shareholders of MAC.

SUBSCRIBER GROWTH

    Many of the Joint Ventures are in early stages of development and consequently ordinarily generate operating losses in the first years of operation. The Communications Group believes that subscriber growth is an appropriate indicator to evaluate the progress of the subscriber based businesses. The following table presents the aggregate cable television, paging and trunked mobile radio Joint Ventures subscriber growth:

                                                                  WIRELESS
                                                                    CABLE                     TRUNKED
                                                                 TELEVISION      PAGING    MOBILE RADIO     TOTAL
                                                               ---------------  ---------  -------------  ---------
December 31, 1995............................................        37,900        14,460       --           52,360
March 31, 1996...............................................        44,632        20,683       --           65,315
June 30, 1996................................................        53,706        29,107       --           82,813
September 30, 1996...........................................        62,568        37,636        6,104      106,308
December 31, 1996............................................        69,118        44,836        6,642      120,596
March 31, 1997...............................................       101,016        51,942        8,711      161,669
June 30, 1997................................................       147,671        53,416       12,809      213,896


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

LANDMARK THEATRE GROUP--RESULTS OF OPERATIONS

Three Months Ended June 30, 1997

REVENUES

    Film exhibition revenues for the current quarter were $11.8 million. As the acquisition of this business occurred on July 2, 1996, there were no film exhibition revenues generated in the previous year's second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $1.3 million for the current quarter.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization charges were $1.2 million for the current quarter. Depreciation and amortization reflected the depreciation of the theater group property and equipment as well as the amortization of the goodwill associated with the acquisition of Landmark.

Six Months Ended June 30, 1997

REVENUES

    Film exhibition revenues for the six months ended June 30, 1997 were $28.8 million. As the acquisition of this businesses occurred on July 2, 1996, there were no film exhibition revenues generated in the previous years comparable period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $2.5 million for the six months ended December 31, 1996.

DEPRECIATION AND AMORTIZATION EXPENSES

    Depreciation and amortization charges were $2.4 million for the six month period ended June 30, 1997. Depreciation and amortization also reflects the depreciation of the theater group property and equipment as well as the amortization of the goodwill associated with the acquisition of Landmark.

SNAPPER--RESULTS OF OPERATIONS

Three Months Ended June 30, 1997

REVENUES

    Snapper's 1997 period sales were $48.0 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $6.3 million. Sales of lawn and garden equipment contributed the majority of the revenues during the period. Sales were much lower than anticipated due to unseasonably cool weather during April and May.

    Gross profit during the period was $15.8 million. These low profit results were caused by lower than anticipated sales and the repurchase program as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $16.4 million for the period. In addition to normal selling, general and administrative expenses, these expenses reflect additional television commercial expenditures to assist Snapper dealers during the distribution network restructuring as well as acquisition expenditures related to two large distributorships purchased during the period.

OPERATING LOSSES

    Snapper experienced an operating loss of $1.0 million during the period. This loss was the result of unseasonably cool weather during the first two months of the period and the acquisition of the distributorships during the period. Management anticipates that Snapper will not be profitable for the full year of 1997 as it completes the repurchase of certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

Six Months Ended June 30, 1997

REVENUES

    Snapper's 1997 period sales were $101.8 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distributor network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $6.3 million. Sales of lawn and garden equipment contributed the majority of the revenues during the period. Sales were lower than anticipated due to unseasonably cool weather during April and May.

    Gross profit during the period was $32.1 million. Although higher sales margins were obtained during the period due to the continuing implementation of the program to restructure the distribution network, the low profit results were caused by lower than anticipated sales as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $31.3 million for the period. In addition to normal selling, general administrative expenses, these expenses reflect additional television commercial expenditures to assist Snapper dealers during the distribution network restructuring, as well as acquisition expenditures related to two large distributorships purchased during the period.

OPERATING LOSSES

    Snapper experienced an operating loss of $1.5 million during the period. The loss was the result of unseasonably cool weather during April and May of the period and the acquisition of the distributorships during the period. Management anticipates that Snapper will not be profitable for the full year of 1997 as it completes the repurchase of certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

                        LIQUIDITY AND CAPITAL RESOURCES

MMG CONSOLIDATED

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash used in operations for the six months ended June 30, 1997 was $38.1 million, an increase in cash used in operations of $18.0 million from the same period in the prior year.

     Losses from operations include significant non-cash items of depreciation, amortization, equity in losses of investees, writedown of the investment in RDM, loss on early extinguishment of debt and losses allocable to minority interests. Non-cash items increased $30.9 million from $8.4 million to $39.3 million for the six months ended June 30, 1996 and 1997, respectively. The increase relates principally to the increase in depreciation and amortization associated with the acquisition of Landmark, the consolidation of Snapper and the equity losses of and writedown of the Company's investment in RDM partially offset by the reduction in equity in losses of the Communication Group's Joint Ventures and by losses allocable to AAT's minority owners. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for the six months ended June 30, 1997 by $17.6 million and increased cash flows by $700,000 for the six months ended June 30, 1996.

     The decrease in cash flows for the six months ended June 30, 1997 resulted from the increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of joint ventures. The increase in operating assets principally reflects increases in inventory of Snapper products.

CASH FLOWS FROM INVESTING ACTIVITIES

      Cash used in investing activities increased $41.2 million to $44.2 million for the six months ended June 30, 1997. The principal reasons for the increase are increases in investments in and advances to joint ventures and additions to property, plant as specified of $20.6 million and $9.6 million, respectively in 1997 as compared to $12.1 million and $1.7 million, respectively, in 1996 and the Communications Group utilized $8.1 million of funds in acquisitions in the six months ended June 30, 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities was $3.2 million for the six months ended June 30, 1997 a decrease of $1.8 million with the same period in the prior year. Of the $18.8 million of debt payments, $15.0 million was the repayment of the 9-7/8% Debentures and $1.2 million of other notes. The additions to long-term debt of $19.6 million was borrowed under the Snapper Revolver and Working Capital Facility.

THE COMPANY

    MMG is a holding company and, accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

    The Communications Group is engaged in businesses that are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. Although MMG generated net cash proceeds from the sale of the entertainment assets and it will have no significant long-term debt, MMG will require additional financing in order to satisfy the Communications Group's on-going capital requirements and to achieve the Communications Group's long-term business strategies. Such additional capital may be provided through the public or private sale of debt or equity securities. On August 6, 1997, MMG filed a Registration Statement with the Commission to register $150.0 million. No assurance can be given that the Company will consummate this financing or that any additional financing will be available to MMG on acceptable terms. If adequate additional funds are not available, there can be no assurance that the Company will have the funds necessary to support the current needs of the Communications Group's current investments or any of the Communications Group's additional opportunities or that the Communications Group will be able to obtain financing from third parties. If such financing is unavailable, the Communications Group may not be able to further develop existing ventures and the number of additional ventures in which it invests may be significantly curtailed.

    Management believes that its long term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

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

    The wireless cable television, paging, fixed wireless loop telephony, Global Systems Mobile ("GSM") and international toll calling businesses are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of its GSM Joint Ventures. The GSM ventures have been funded to date on a pro-rata basis by western sponsors, and the Communications Group has funded its pro rata share of the GSM Joint Venture obligations. On June 25, 1997 the GSM Joint Venture in Latvia entered into a loan agreement with the European Bank for Reconstruction and Development to provide up to $23.0 million in financing. The Communications Group has had and continues to have discussions with vendors, commercial lenders and international financial institutions to provide additional funding for the GSM Joint Ventures. The Communications Group's joint venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

    Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 1997, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $92.3 million, of which $15.2 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund the credit agreements.

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

    The ability of the Communications Group and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former republics of the Soviet Union, PRC and other selected emerging markets. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

    For the six months ended June 30, 1997, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

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

LANDMARK THEATRE GROUP

    Landmark's liquidity is generated from operations and on an as needed basis with short-term working capital funding from the Company.

    Landmark's current strategy is to develop and build additional theaters and screens in target markets that complement the existing position in such markets or that provide Landmark with a strategic position in a new market. Prior to commitment, management conducts an exhaustive study of each potential site. Such a study includes a review of competition currently in the market and any potential competition as well as market demographics.

    For the six months ended June 30, 1997, Landmark has opened one theater (3 screens) at a total cost of approximately $1.4 million. During the remainder of 1997, Landmark expects to open an additional theater with four screens at a cost of $1.0 million. Landmark expects to fund the expansion of its properties through operating cash flow. Also, the Company has closed two theaters (2 screens) located in San Diego.

SNAPPER

    Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth pursuant to which AmSouth has agreed to make available to Snapper a revolving line of credit up to $55.0 million, the Snapper Revolver, through January 1, 1999. The Snapper Revolver is guaranteed by the Company. The Snapper Revolver contains covenants regarding minimum quarterly cash flow and equity requirements.

    On April 30, 1997, Snapper closed on the Working Capital Facility with AmSouth. The $10.0 million working capital facility will (i) have a PARI PASSU collateral interest in all of Snapper's assets (including rights under the Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with the Snapper Revolver), (ii) accrue interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) become due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the $10.0 million working capital facility.

    At June 30, 1997, Snapper was in default with certain financial covenants under the Snapper Revolver and Working Capital Facility, which default has been waived by AmSouth.

    Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 1997, noncancelable commitments under these agreements amounted to approximately $25.0 million.

    Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At June 30, 1997, there was approximately $42.4 million outstanding under this floor plan financing arrangement.

    Management believes that available cash on hand, borrowings from the Snapper Revolver and Working Capital Facility, and the cash flow generated by operating activities will provide sufficient funds for Snapper to meet its obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, competition from other communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the republics of the former Soviet Union, the PRC and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested; developing legal structures in Eastern Europe, the republics of the former Soviet Union, the PRC and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe, the republics of the former Soviet Union and the PRC; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe, the republics of the former Soviet Union and the PRC; the loss of any significant customers (especially clients of the Communications Group); changes in business strategy or development plans; the significant indebtedness of the Company; quality of management; availability of qualified personnel; changes in or the failure to comply with, government regulations; and other factors referenced in the Form 10-Q.

PART II.  Other Information

ITEM 1. LEGAL PROCEEDINGS.

For a description of legal proceedings, reference is made to the Company's quarterly report of Form 10-Q for the quarter ended June 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OS SECURITY HOLDERS.

At the Company's 1997 Annual Meeting of Stockholders held on July 10, 1997, the stockholders of the Company were asked to consider and vote on the following matters: (i) a proposal to consider and approve the Stock Purchase Agreement, dated as of May 2, 1997, by and among the Company, Orion Pictures Corporation ("Orion") and P&F Acquisition Corp. ("P&F"), and the consummation of the transactions contemplated thereby, including the sale of all of the outstanding capital stock of Orion and all of its subsidiaries (other than Landmark Theatre Group and its subsidiaries) to P&F, the parent company of Metro-Goldwyn-Mayer Inc. (the "Entertainment Group Sale"); (ii) the election of two members to the Company's Board of Directors to serve as Class II Directors for three year terms ending in the year 2000; (iii) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1997; and (iv) a proposal submitted by a stockholder of the Company to amend the Company's certificate of incorporation to allow stockholders of the Company to take action by written consent and to call special meetings (the "Stockholder Proposal").

At such meeting, a majority of the Company's stockholders i) voted to approve the Entertainment Group Sale, ii) elected Mr. Richard J. Sherwin and Mr. Leonard White as Class II Directors for three year terms ending in the year 2000, iii) ratified the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1997 and iv) did not approve the Stockholder Proposal.

The following is a summary of the voting results with respect to each of the proposals:


            PROPOSAL                          FOR             AGAINST            ABSTAIN
           ----------                         ----            --------           -------

1.  The Entertainment Group Sale             44,165,204       775,602             64,775

                                              FOR             WITHHELD
                                              ---             --------
2.  The Election of Class II
    Directors

    Name
    -----
    Richard J. Sherwin                        56,093,574
    Leonard White                             56,092,413

                                              FOR             AGAINST             ABSTAIN
                                              ---             -------             -------

3.  Ratification of the
    Appointment of Independent
    Auditors                                  57,808,879      54,237              45,412


4.  The Stockholder Proposal                  9,671,945       31,959,185       2,774,437





No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ended December 31, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits
        --------
    EXHIBIT NUMBER
            ------

                             DESCRIPTION
                            -------------
    11*                     Computation of Earnings Per Share
    27*                     Financial Data Schedule


    (b) Reports on Form 8-K
        -------------------

    (i) On May 6, 1997, a Form 8-K was filed to report the execution of a Stock Purchase Agreement with P&F Acquisition Corp. concerning the sale of substantially all of the Company's entertainment assets.

------------------------
*  Filed herewith

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     METROMEDIA INTERNATIONAL GROUP, INC.
                                        By: /s/ Silvia Kessel
                                            ---------------------------
                                            Silvia Kessel
                                            Executive Vice President, Chief
                                            Financial Officer and Treasurer





Dated: August 14, 1997