Form 10-Q
period 1997-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1997-11-14
CIK 39547

------------------------------------------------------------------
------------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                       -----------------


                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 1997

                             OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________to ________

                 Commission File Number 1-5706

                       --------------------

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

                       --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----
The number of shares of Common Stock outstanding as of November 5, 1997 was 68,385,251.

------------------------------------------------------------------
------------------------------------------------------------------

               METROMEDIA INTERNATIONAL GROUP, INC.

                             INDEX TO
                  QUARTERLY REPORT ON FORM 10-Q

                                                                             Page
                                                                             -----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)
                  Consolidated Condensed Statements of Operations              2
                  Consolidated Condensed Balance Sheets                        3
                  Consolidated Condensed Statements of Cash Flows              4
                  Consolidated Condensed Statement of Stockholders' Equity     5
                  Notes to Consolidated Condensed Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         21



PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings                                          40

          Item 4. Submission of Matters to a Vote of Security Holders         40

          Item 6  Exhibits and Reports on Form 8-K                            40

          Signature                                                           42


                         METROMEDIA INTERNATIONAL GROUP, INC.
                   Consolidated Condensed Statements of Operations
                    (in thousands, except per share amounts)
                                (unaudited)

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 ----------------------------  ------------------------
                                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                                                     1997           1996           1997          1996
                                                                 -------------  -------------  -------------  -------------
Revenues.......................................................   $    36,545    $     4,380     $ 147,520    $  10,319
Cost and expenses:
  Cost of sales and rentals and operating expenses.............        22,011        --             91,493           --
  Selling, general and administrative..........................        31,363         12,853        91,982       33,786
  Depreciation and amortization................................         3,974          1,549        12,071        4,643
                                                                 -------------  -------------  -------------   ----------
Operating loss.................................................       (20,803)       (10,022)      (48,026)     (28,110)
Interest expense...............................................         4,417          4,174        16,463       13,783
Interest income................................................         4,560          3,166         9,360        5,359
                                                                 -------------  -------------  -------------   ----------

  Interest expense (income), net...............................          (143)         1,008         7,103        8,424
Loss before income tax benefit, equity in losses of
  investees, minority interest, discontinued operations and
  extraordinary items..........................................       (20,660)       (11,030)      (55,129)     (36,534)

Income tax benefit.............................................        12,262            --         11,948          --
Equity in losses of Joint Ventures.............................        (5,376)        (2,292)       (7,561)      (6,060)
Equity in losses of and writedown of investment in RDM Sports
  Group, Inc...................................................       (19,934)            --       (45,056)          --
Minority interest, including $2,423 and $4,512 attributable to
  Metromedia Asia Corporation for the three and nine months
  ended September 30, 1997.....................................         2,429             59         5,056           80
                                                                 -------------  -------------  -------------    ---------

Loss from continuing operations................................       (31,279)       (13,263)      (90,742)     (42,514)
Discontinued operations:
  Gain on disposal of Entertainment Group......................       246,346            --        246,346           --
  Income (loss) from operations from Entertainment Group.......         6,577         (9,845)      (28,789)     (18,585)
  Income (loss) from operations from Landmark Theatre Group....          (438)         1,058           261        1,058
  Write down of investment in RDM Sports Group, Inc............            --        (16,305)           --      (16,305)
                                                                 -------------  -------------  -------------    ---------

Income (loss) before extraordinary items.......................       221,206        (38,355)      127,076      (76,346)
Extraordinary items:

  Equity in loss on early extinguishment of debt of RDM Sports
   Group, Inc..................................................            --             --        (1,094)           --
  Loss on early extinguishment of debt of discontinued
   operation...................................................            --         (4,505)           --       (4,505)
  Loss on early extinguishment of debentures...................       (13,598)            --       (13,598)           --
                                                                 -------------  -------------  -------------    ---------

Net income (loss)..............................................       207,608        (42,860)      112,384      (80,851)

Cumulative convertible preferred stock dividend requirement....          (584)       --               (584)      --
                                                                 -------------  -------------  -------------     --------

Net income (loss) attributable to common stock.................   $   207,024    $   (42,860)    $ 111,800    $ (80,851)
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
Weighted average number of common shares and common share
  equivalents:
  Primary......................................................        69,377         65,482        68,070       50,311
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------

  Fully diluted................................................        71,628            n/a        69,096          n/a
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
Income (loss) per common share--primary
  Continuing operations........................................   $     (0.46)   $     (0.20)    $   (1.34)   $   (0.84)
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
  Discontinued operations......................................   $      3.64    $     (0.39)    $    3.20    $   (0.67)
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
  Extraordinary items..........................................   $     (0.20)   $     (0.07)    $   (0.22)   $   (0.09)
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
  Net income (loss)............................................   $      2.98    $     (0.66)    $    1.64    $   (1.60)
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
Income (loss) per common share--fully diluted
 Continuing operations.........................................   $     (0.44)   $       n/a     $   (1.31)   $    n/ a
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
 Discontinued operations.......................................   $      3.53    $       n/a     $    3.15    $    n/ a
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
 Extraordinary items...........................................   $     (0.19)   $       n/a     $   (0.21)   $    n/ a
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------
 Net income (loss).............................................   $      2.90    $       n/a     $    1.63    $    n/ a
                                                                 -------------  -------------  -------------     --------
                                                                 -------------  -------------  -------------     --------

          See accompanying notes to consolidated condensed financial statements

                     METROMEDIA INTERNATIONAL GROUP, INC.
                     Consolidated Condensed Balance Sheets
                     (in thousands, except share amounts)


                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                    1997            1996
                                                                                               -------------    ------------
                                                                                                (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents...................................................................   $  310,257       $  88,208
  Accounts receivable:
    Snapper, net..............................................................................       20,278          36,843
    Other, net................................................................................        4,965           3,444
  Inventories.................................................................................       87,490          54,404
  Other assets................................................................................        5,466           3,777
                                                                                               -------------    ------------
      Total current assets....................................................................      428,456         186,676

Investments in and advances to Joint Ventures.................................................      106,789          65,447
Assets held for sale--RDM Sports Group, Inc...................................................         --            31,150
Net assets of discontinued operations--Entertainment Group....................................         --            10,972
Net assets of discontinued operations--Landmark Theatre Group, Inc............................       47,450          46,589
Property, plant and equipment, net of accumulated depreciation................................       39,979          35,458
Intangible assets, less accumulated amortization..............................................      195,520         126,643
Other assets..................................................................................       11,197           9,078
                                                                                               -------------    ------------
      Total assets............................................................................   $  829,391       $ 512,013
                                                                                               -------------    ------------
                                                                                               -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............................................................................   $   19,483       $  19,384
  Accrued expenses............................................................................      102,200          79,177
  Current portion of long-term debt...........................................................       11,045          17,489
  Losses in excess of investment in RDM Sports Group, Inc.....................................       15,000            --
                                                                                               -------------    ------------
      Total current liabilities...............................................................      147,728         116,050
Long-term debt................................................................................       57,055         172,160
Other long-term liabilities...................................................................        3,612           3,590
                                                                                               -------------    ------------
      Total liabilities.......................................................................      208,395         291,800
                                                                                               -------------    ------------
Minority interest.............................................................................       36,435             531

Commitments and contingencies

Stockholders' equity:
  7-1/4% Cumulative Convertible Preferred Stock, $1.00 par value,
    4,140,000 shares issued and outstanding at September 30, 1997.............................      207,000            --
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 67,995,751 and 66,153,439 shares at
    September 30, 1997 and December 31, 1996, respectively....................................       67,996          66,153
  Paid-in surplus.............................................................................    1,004,383         959,558
  Other.......................................................................................       (3,853)         (2,680)
  Accumulated deficit.........................................................................     (690,965)       (803,349)
                                                                                               -------------    ------------
      Total stockholders' equity..............................................................      584,561         219,682
                                                                                               -------------    ------------
      Total liabilities and stockholders' equity..............................................   $  829,391       $ 512,013
                                                                                               -------------    ------------
                                                                                               -------------    ------------

    See accompanying notes to consolidated condensed financial statements.

                     METROMEDIA INTERNATIONAL GROUP, INC.
              Consolidated Condensed Statements of Cash Flows
                                (in thousands)
                                  (unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
Operating activities:
  Net income (loss).................................................................   $   112,384    $   (80,851)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Gain on Entertainment Group Sale..................................................      (246,346)          --
  Operating loss of discontinued operations.........................................        28,528         17,527
  Loss on early extinguishment of debentures........................................        13,598           --
  Equity in losses on early extinguishment of debt..................................         1,094          4,505
  Equity in losses of Joint Ventures................................................         7,561          6,060
  Equity in losses and writedown of investment in RDM Sports Group, Inc.............        45,056         16,305
  Amortization of debt discounts....................................................         1,711          1,956
  Depreciation and amortization.....................................................        12,071          4,643
  Minority interest.................................................................        (5,056)           (80)
  Other.............................................................................         3,825            538

Changes in assets and liabilities net of effect of acquisitions:
  (Increase) decrease in accounts receivable........................................        15,328          (1,604)
  Increase in inventories...........................................................       (32,629)           (551)
  (Increase) decrease in other assets...............................................          (134)          1,058
  Decrease in accounts payable and accrued expenses.................................       (31,706)         (3,168)
  Other operating activities, net...................................................          (227)            276
                                                                                      -------------  -------------
      Cash used in operations.......................................................       (74,942)       (33,386)
                                                                                      -------------  -------------
Investing activities:
  Investments in and advances to Joint Ventures.....................................       (37,283)       (25,384)
  Distributions from Joint Ventures.................................................         4,003           --
  Net proceeds from Entertainment Group Sale........................................       276,607           --
  Proceeds from sale of short-term investments......................................          --            5,366
  Purchase of additional equity in subsidiaries.....................................        (4,389)          --
  Purchase of AAT...................................................................        (4,750)          --
  Additions to property, plant and equipment........................................        (9,484)        (1,374)
  Other investing activities, net...................................................        (8,934)         5,400
                                                                                      -------------  -------------
      Cash provided by (used in) investing activities...............................       215,770        (15,992)
                                                                                      -------------  -------------
Financing activities:
  Proceeds from issuance of long-term debt..........................................        19,858         11,626
  Proceeds from issuance of stock related to pulic stock offerings..................       199,442        190,604
  Proceeds from issuance of common stock related to incentive plans.................        14,965            867
  Payments on notes and subordinated debt...........................................      (156,716)       (42,636)
  Due from discontinued operations..................................................         3,672        (11,389)
                                                                                      -------------  -------------
      Cash provided by (used in) financing activities...............................        81,221        149,072
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................       222,049         99,694
Cash and cash equivalents at beginning of period....................................        88,208         20,605
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................   $   310,257    $   120,299
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
          Consolidated Condensed Statement of Stockholders' Equity
                      (in thousands, except share amounts)
                                   (unaudited)

                           7 1/4% CUMULATIVE
                        CONVERTIBLE PREFERRED
                                STOCK                COMMON STOCK
                        ----------------------  -----------------------
                        NUMBER OF                NUMBER OF                 PAID-IN                  ACCUMULATED
                          SHARES      AMOUNT       SHARES      AMOUNT      SURPLUS        OTHER       DEFICIT       TOTAL
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------  ----------
Balances, December 31,
  1996................        --      $   --      66,153,439  $  66,153  $    959,558    $(2,680)     $(803,349)    $219,682
Issuance of stock
  related to incentive
  plans...............        --          --       1,592,312      1,593        13,707       --             --         15,300
Foreign currency
  translation
  adjustment..........        --          --           --          --            --       (3,818)          --         (3,818)
Amortization of
  restricted stock....        --          --           --          --            --        2,645           --          2,645
Issuance of stock
  related to public
  offering, net.......   4,140,000     207,000         --          --          (7,558)      --             --        199,442
Increase in equity
  resulting from
  issuance of stock by
  subsidiary..........        --          --           --          --          35,957       --             --         35,957
Issuance of stock
  related to
  acquisition of a
  minority interest of
  a subsidiary........        --          --         250,000        250         2,719       --             --          2,969
Net income............        --          --           --          --            --         --          112,384      112,384
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------  ----------
Balances, September
  30, 1997............   4,140,000    $207,000    67,995,751  $  67,996  $  1,004,383    $(3,853)     $(690,965)    $584,561
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------  ----------
                        ----------  ----------  ------------  ---------  ------------  -----------  ------------  ----------

    See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                            FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group") and Snapper Inc. ("Snapper") as of November 1, 1996. All significant intercompany transactions and accounts have been eliminated.

    In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM Sports Group, Inc. ("RDM") as a discontinued operation and the Company has included in its results of continuing operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in Atlanta, Georgia. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama (see note 6).

    On July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group Sale") (see note 2). The transaction has been recorded as a discontinuance of a business segment, and; accordingly the consolidated condensed balance sheet at December 31, 1996 reflect the net assets of the discontinued segment. The consolidated condensed statements of operations reflect the results of operations through May 2, 1997, the date of the execution of the definitive agreement relating to the Entertainment Group Sale, of the discontinued segment. The Company recorded a gain on the sale of the discontinued segment on July 10, 1997 (see note 2).

    In addition, the Company has adopted a plan to dispose of Landmark Theatre Group ("Landmark") and the Company is currently negotiating the terms of an agreement with a third party (see note 12). Accordingly, Landmark has been recorded as a discontinuance of a business segment, and the consolidated condensed balance sheets at September 30, 1997 and December 31, 1996 reflect the net assets of the discontinued segment. The consolidated statements of operations reflect the results of operations through September 30, 1997.

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

    Certain reclassifications have been made to the prior year financial statements to conform to the September 30, 1997 presentation.

    The total allowance for doubtful accounts at September 30, 1997 and December 31, 1996 was $3.3 million and $1.7 million, respectively. Interest expense includes amortization of debt discount of $355,000 and $652,000 for the three months ended September 30, 1997 and 1996, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 1997 and 1996, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

    MMG is a holding company, and accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG. In addition, periodically, the Company has been required to fund the short-term working capital needs of Snapper.

    The Communications Group's businesses are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require in addition to its cash on hand and the proceeds from the anticipated sale of Landmark, additional financing in order to satisfy its on-going working capital and debt service requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

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

    The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's latest Annual Report on Form 10-K/A Amendment No. 1 (the "1996 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments and adjustments to reflect the Entertainment Group Sale (as described in note 2) and sale of Landmark (as described in note 12) necessary to present fairly the financial position of the Company as of September 30, 1997, the results of its operations and its cash flows for the three month and nine month periods ended September 30, 1997 and 1996, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

2. THE ENTERTAINMENT GROUP SALE

    On July 10, 1997, the Company sold all of the outstanding shares of common stock of Orion Pictures Corporation ("Orion") and thereby substantially all of the assets of its entertainment group (the "Entertainment Group"), consisting of Orion, Goldwyn Entertainment Company and Motion Picture Corporation of America (and their respective subsidiaries) which owned a feature film and television library of over 2,200 titles to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer Inc. for a gross consideration of $573.0 million. The Company used $296.4 million of the proceeds from the Entertainment Group Sale to repay amounts outstanding under the Entertainment Group's credit facilities and certain other indebtedness of the Entertainment Group. As a result of the Entertainment Group Sale, the Company has narrowed its strategic focus to the global communications and media businesses of the Communications Group. The Entertainment Group's Landmark Theatre Group was not included in the Entertainment Group Sale and the Company intends to dispose of Landmark and is currently negotiating the terms of an agreement with a third party (see note 12).

    The net gain on sale reflected in the consolidated condensed statement of operations for the three and nine months ended September 30, 1997 is as follows (in thousands):

Net proceeds.................................  $ 276,607
Net liabilities of Entertainment Group
  at May 2, 1997.............................     22,089
Transaction costs............................     (6,000)
Income taxes.................................    (46,350)
                                               ---------
Gain on Entertainment Group Sale.............  $ 246,346
                                               ---------
                                               ---------

    The Entertainment Group's revenues for the three months ended September 30, 1996 were $25.1 million, for the four months ended April 30, 1997 were $41.7 million and for the nine months ended September 30, 1996 were $88.0 million. The Entertainment Group's revenues for the period May 2, 1997 to July 10, 1997 were $29.3 million and the loss from operations was $6.4 million.

    Income (loss) from discontinued operations for the three months ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996 include income taxes (benefits) of ($6.6) million, $323,000 ($6.4) million and $723,000, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

    Net assets of the Entertainment Group at December 31, 1996 were as follows (in thousands):

                                                DECEMBER 31,
                                                   1996
                                               ------------
         Current assets......................   $  101,883
         Non-current assets..................      327,698
         Current liabilities.................     (119,314)
         Non-current liabilities.............     (299,295)
                                                ----------
              Net assets.....................   $   10,972
                                                ----------
                                                ----------

    The following unaudited pro forma information illustrates the effect of
(1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures (see note 4), (3) the acquisition of Asian American Telecommunications Corporation, ("AAT") (see note 7) and (4) the anticipated sale of Landmark (see note 11) on revenues, loss from continuing operations and loss from continuing operations per share for the nine months ended September 30, 1997 and 1996. The Pro Forma information assumes (1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures and (3) the acquisition of AAT occurred at the beginning of each period. It also assumes Snapper and Landmark were included in the consolidated results of operations at the beginning of 1996 (in thousands, except per share amounts).

                                                   1997           1996
                                              -------------  ------------
                                               (unaudited)    (unaudited)
Revenues....................................   $  147,520     $  126,949
                                               ----------     ----------
                                               ----------     ----------
Loss from continuing operations.............      (82,856)       (71,240)
                                               ----------     ----------
                                               ----------     ----------
Loss from continuing operations per share...   $    (1.25)    $    (1.42)
                                               ----------     ----------
                                               ----------     ----------

3. STOCKHOLDERS' EQUITY

    On September 16, 1997, the Company completed a public offering of 4.14 million shares of 7 1/4% cumulative convertible preferred stock ("Preferred Stock") with a liquidation preference of $50 per share, generating net proceeds of approximately $199.4 million. Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash;
(ii) issuance of the Company's common stock or (iii) through a combination thereof. The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share (equivalent to a conversion rate of 3 1/3 shares of common stock for each share of Preferred Stock), subject to adjustment under certain conditions.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

    The Preferred Stock is redeemable by the Company at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any Change of Control (as defined in the certificate of designation of the Preferred Stock (the "Certificate of Designation")), each holder of Preferred Stock shall, in the event that the Market Value at such time is less than the conversion price of $15.00, have a one-time option to convert the Preferred Stock into the Company's common stock at a conversion price equal to the greater of (i) the Market Value as of the Change of Control Date (as defined in the Certificate of Designation) and
(ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the Market Value of the Company's common stock otherwise issuable.

    In connection with the Entertainment Group Sale, 256,504 shares of restricted common stock previously issued to certain employees of a subsidiary of the Entertainment Group became fully vested. The cost of $2.3 million associated with the vesting of the restricted common stock was included as a reduction to the Entertainment Group Sale gain.

4. LONG TERM DEBT

    In connection with the Entertainment Group Sale, the Company repaid all of its outstanding debentures. During August 1997, the Company repaid its 9 1/2% Subordinated Debentures, 10% Subordinated Debentures and 6 1/2% Convertible Subordinated Debentures. In connection with the repayment of its outstanding debentures, the Company expensed certain unamortized discounts associated with the debentures and recognized an extraordinary loss of $13.6 million on the extinguishment of the debt.

5. EARNINGS PER SHARE OF COMMON STOCK

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

    Fully diluted earnings per share are computed using such average shares adjusted for any additional shares which would result from using end-of-year prices in the above computations, plus for 1996 the additional shares that would result from the conversion of the Company's 6 1/2% Convertible Subordinated Debentures (the "6 1/2% Debentures") and for 1997 the additional shares that would result from the conversion of the Company's 7 1/4% Cumulative Convertible Preferred Stock. Net income (loss) is adjusted by interest (net of income taxes) on the 6 1/2% Debentures in 1996 and Preferred Stock dividends in 1997. The computation of fully diluted earnings per share is used only when it results in an earnings per share number which is lower than primary earnings per share.

    The primary loss per share amounts for the three and nine month periods ended September 30, 1996 have been restated to reflect the Entertainment Group and Landmark as a discontinued operation.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

6. INVESTMENT IN RDM

    In connection with the acquisition of The Actava Group on November 1, 1995, RDM was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995, the Company recorded its investment in RDM to reflect the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million.

    On April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation. For the three months ended June 30, 1997, the Company recorded in its results of operations a reduction in the carrying value of its investment in RDM of $18.0 million and has recorded its share of the expected net loss of RDM of $8.2 million.

    On June 20, 1997, RDM entered into a $100.0 million revolving and term credit facility (the "RDM Facility"). The RDM Facility is guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder ( the "Lenders"), which was obtained by Metromedia Company, an affiliate of the Company ("Metromedia"), and cannot be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Facility). In consideration of providing the letters of credit, Metromedia was granted warrants to purchase 3 million shares of RDM common stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants have a ten year term and are exercisable beginning September 19, 1997. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia's letter of credit and the RDM Warrants were assigned to the Company.

    On August 29, 1997, RDM filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in Atlanta Georgia. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM is currently a debtor-in-possession credit. As a result the Lenders may immediately draw the entire amount of the $15.0 million letter of credit established by the Company, but to date have not done so. Accordingly, the Company has recorded in its results of operations for the three months ended September 30, 1997 a further reduction in the carrying value of RDM of $4.9 million and as required under the equity method of accounting a loss of $15.0 million on the letter of credit guarantee.

    As of September 30, 1997, the Company owned approximately 39% of the issued and outstanding shares of common stock of RDM (the "RDM Common Stock") based on approximately 49,507,000 shares of RDM Common Stock outstanding at August 5, 1997.

    The latest published summarized unaudited condensed statements of operations information for the six months ended June 29, 1997 and balance sheet information as of June 29, 1997 for RDM is shown below (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)


Net sales................................  $  95,505
Gross profit.............................      1,548
Interest expense.........................      6,056
Net loss.................................    (30,383)

Current assets...........................  $ 119,560
Non-current assets.......................    111,281
Current liabilities......................     83,978
Non-current liabilities..................    121,113
Total shareholders' equity...............     25,750


7. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

    The Communications Group has recorded its investments in less than majority-owned Joint Ventures at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

    Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into credit agreements with its Joint Ventures to provide up to $92.1 million in funding of which $13.1 million remains available at September 30, 1997. The Communications Group funding commitments are contingent on its approval of the Joint Ventures' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                        NOTES TO CONSOLIDATED CONDENSED
                        FINANCIAL STATEMENTS (CONTINUED)

    At September 30, 1997 and December 31, 1996 the Communications Group's cumulative investments in the Joint Ventures, at cost, net of adjustments for its equity in earnings or losses, and distributions since inception, were as follows (in thousands):

                   INVESTMENTS IN AND ADVANCES TO JOINT VENTURES


                                                                                        YEAR
                                            SEPTEMBER 30,  DECEMBER 31,   OWNERSHIP    VENTURE   DATE OPERATIONS
NAME                                            1997           1996           %        FORMED        COMMENCED
------------------------------------------  -------------  ------------  -----------  ---------  ----------------
Wireless Cable TV
Kosmos TV, Moscow, Russia.................   $   1,243      $    759         50%        1991          1992
Baltcom TV, Riga Latvia...................       7,321         8,513         50%        1991          1992
Ayety TV, Tbilisi, Georgia................       4,609         4,691         49%        1991          1993
Kamalak, Tashkent, Uzbekistan(1)..........       5,764         6,031         50%        1992          1993
Sun TV, Kishinev, Moldova.................       4,848         3,590         50%        1993          1994
Cosmos TV, Minsk, Belarus.................       1,717         1,980         50%        1993          1996
AlmaTV, Almaty, Kazakhstan(1).............       4,515         2,840         50%        1994          1995
TV-21, Riga, Latvia.......................         343        --             48%        1996          1997
                                            -----------    ----------
 ..........................................      30,360        28,404
                                            -----------    ----------
Paging
Baltcom Paging, Tallinn, Estonia(2).......       --            3,154         85%        1992          1993
Baltcom Plus, Riga, Latvia................       1,218         1,711         50%        1994          1995
Paging One, Tbilisi, Georgia..............       1,048           829         45%        1993          1994
Raduga Poisk, Nizhny, Novgorod, Russia....         440           450         45%        1993          1994
PT Page, St. Petersburg, Russia...........       1,006           963         40%        1994          1995
Paging Ajara, Batumi, Georgia.............         227           256         35%        1996          1997
Kazpage, Kazakhstan(3)....................         661           350        26-41%      1996          1997
                                            -----------    ----------
 ..........................................       4,600         7,713
                                            -----------    ----------
Radio Broadcasting
Eldoradio (formerly Radio Katusha),
St. Petersburg, Russia....................         709           435         50%        1993          1995
Radio Nika, Socci, Russia.................         267           361         51%        1995          1995
AS Trio LSL, Tallinn, Estonia.............       1,001        --             49%        1997          1997
                                            -----------    ----------
 ..........................................       1,977           796
                                            -----------    ----------
Telephony
Telecom Georgia, Tbilisi, Georgia.........       5,046         2,704         30%        1994          1994
Baltcom GSM, Latvia.......................      12,146         7,874         21%        1996          1997
Magticom, Tbilisi, Georgia................       4,696         2,450         34%        1996          1997
Trunked mobile radio ventures.............       6,223         2,049
Ningbo Ya Mei Communications, PRC.........       9,882        --             41%        1996          1997
                                            -----------    ----------
 ..........................................      37,993        15,077
                                            -----------    ----------
Pre-Operational
Teleplus, St. Petersburg, Russia..........         929           554         45%        1996
PRC telephony related ventures and
  equipment...............................       5,649         9,712
Sichuan Tai Li-Feng Telecom. Co., Ltd.,
  PRC.....................................      10,512        --             54%        1996
Indonesia telephony related ventures and
  equipment...............................       2,800        --
Other.....................................      11,969         3,191
                                            -----------    ----------
 ..........................................      31,859        13,457
                                            -----------    ----------
Total.....................................   $ 106,789      $ 65,447
                                            -----------    ----------
                                            -----------    ----------


------------------------

(1) Includes Paging Operations

(2) In July, 1997, the Communications Group purchased an additional 54% of Estcom Sweden, the parent of Baltcom Paging, increasing the ownership percentages of Estcom Sweden and Baltcom Paging to 100% and 85%, respectively. Accordingly, this investment is now accounted for on a consolidated basis.

(3) Kazpage is comprised of a service entity and 10 paging joint ventures. The Company's interest in the paging jointventures ranges from 26% to 41% and its interest in the service entity is 51%.

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

    Summarized combined financial information of Joint Ventures, exclusive of the Joint Ventures in the PRC, accounted for on a three-month lag under the equity method that have commenced operations are as follows (in thousands):

                                                                       SEPTEMBER 30,  DECEMBER 31,
COMBINED BALANCE SHEETS                                                    1997           1996
---------------------------------------------------------------------  -------------  ------------
Assets:
Current assets.......................................................   $    28,395    $   16,073
Investments in wireless systems and equipment........................        80,905        38,447
Other assets.........................................................         6,702         3,100
                                                                       -------------  ------------
Total Assets.........................................................   $   116,002    $   57,620
                                                                       -------------  ------------
                                                                       -------------  ------------
Liabilities and Joint Ventures' Equity (Deficit):
Current liabilities..................................................   $    21,077    $   18,544
Amount payable under MITI credit facility............................        40,251        41,055
Other long-term liabilities..........................................        43,073         6,043
                                                                       -------------  ------------
 .....................................................................       104,401        65,642
Joint Ventures' Capital (Deficit)....................................        11,601        (8,022)
                                                                       -------------  ------------
Total Liabilities and Joint Ventures' Capital........................   $   116,002    $   57,620
                                                                       -------------  ------------
                                                                       -------------  ------------
                                                                            NINE MONTHS ENDED
                                                                       ----------------------------
                                                                       SEPTEMBER 30,  SEPTEMBER 30,
COMBINED STATEMENT OF OPERATIONS                                           1997           1996
---------------------------------------------------------------------  -------------  -------------
Revenue..............................................................    $  45,235      $  34,327
Expenses:
Cost of service......................................................       10,531         14,706
Selling, general and administrative..................................       23,567         17,014
Depreciation and amortization........................................        8,204          4,912
                                                                       -------------  -------------
Total expenses.......................................................       42,302         36,632
                                                                       -------------  -------------
Operating income (loss)..............................................        2,933         (2,305)
Interest expense.....................................................       (3,967)        (2,614)
Other income (loss)..................................................       (1,890)             7
Foreign currency translation.........................................       (1,847)         1,224
                                                                       -------------  -------------
Net loss.............................................................    $  (4,771)     $  (3,688)
                                                                       -------------  -------------
                                                                       -------------  -------------

    Financial information for Joint Ventures which are not yet operational is not included in the above summary. The Communications Group's investment in and advances to those Joint Ventures and for those entities whose venture agreements are not yet finalized amounted to approximately $31.9 million at September 30, 1997, and $13.5 million at December 31, 1996.

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)

7. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES (CONTINUED)

    The following tables represent summary financial information for operating entities exclusive of the Joint Ventures in the PRC being grouped as indicated as of and for the nine months ended September 30, 1997 (in thousands, except subscribers):


                                       WIRELESS CABLE               RADIO                      SEPTEMBER 30,     SEPTEMBER 30,
                                             TV          PAGING   BROADCASTING    TELEPHONY     1997 TOTAL       1996 TOTAL
                                       --------------   --------   ------------    ---------    -------------    -------------

CONSOLIDATED SUBSIDIARIES AND
JOINT VENTURES
Revenues                                 $  1,560       $2,301       $ 9,899        $  --        $ 13,760 (1)       $  7,578 (1)
Depreciation and amortization                 495          562           187           --           1,244                881
Operating income (loss) before taxes         (845)      (2,621)        3,960           --             494 (1)          1,411 (1)
Net income (loss)                          (1,311)      (3,125)        2,121           --          (2,315)(1)           (145)(1)

Assets                                      6,794        7,006         5,927           --          19,727              7,405
Capital expenditures                        1,226          730           181           --           2,137              2,070

UNCONSOLIDATED JOINT VENTURES(2)
Revenues                                   14,191        4,121         1,557         25,366        45,235             34,327
Depreciation and amortization               5,304          396            69          2,435         8,204              4,912
Operating income (loss) before taxes       (1,360)        (485)          245          4,533         2,933             (2,305)
Net income (loss)...                       (4,424)      (1,162)          178            637        (4,771)            (3,688)
Assets...                                  29,982        3,393         1,607         81,020       116,002             65,990
Capital expenditures...                     6,504          472           132         44,458        51,566              5,177
Net investment in Joint Ventures           30,360        4,600         1,977         28,111        65,048             36,699
MITI equity in income (losses)
of unconsolidated investees                (5,290)      (1,140)          168            276        (5,986)            (6,060)

COMBINED
Revenues                                   15,751        6,422        11,456         25,366        58,995             41,905
Depreciation and amortization               5,799          958           256          2,435         9,448              5,793
Operating income (loss) before taxes       (2,205)      (3,106)        4,205          4,533         3,427               (894)
Net income (loss)                          (5,735)      (4,287)        2,299            637        (7,086)            (3,833)
Assets                                     36,776       10,399         7,534         81,020       135,729             73,395
Capital expenditures                        7,730        1,202           313         44,458        53,703              7,247
Subscribers (unaudited)                   169,033       53,321           n/a         24,419       246,773            106,308


------------------------

(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the nine months ended September 30, 1997 and 1996, respectively.

(2) Does not reflect the results of Joint Ventures in PRC. Metromedia Asia Corporation ("MAC") a subsidiary of the Company has invested in two telephony joint ventures in PRC. As of September 30, 1997, the Company's investments in the joint ventures were as follows (in thousands):

    The following table represents a summary of financial information for the Joint Ventures in the PRC.

                                                                    COST OF
                                                                  INVESTMENTS     EQUITY IN
                                                                      IN            LOSS       NET INVESTMENTS
                                                    MAC           JOINT        OF JOINT         IN JOINT
                                                 OWNERSHIP %       VENTURES       VENTURES         VENTURES
                                             -----------------  -------------  -------------  ----------------
    Sichuan Tai Li Feng Telecommunications
      Co. Ltd...............................         92%          $  11,039      $    (527)      $   10,512
    Ningbo Ya Mei Communications............         70%             10,930         (1,048)           9,882
                                                                  ---------      ---------       ----------
    Total...................................                      $  21,969      $  (1,575)      $   20,394
                                                                  ---------      ---------       ----------
                                                                  ---------      ---------       ----------

    These joint ventures participate in project cooperation contracts with China Unicom that entitle the joint ventures to certain percentages of the project's cash flow, as defined. The summary financial information for the projects that underly the project cooperation contracts as of September 30, 1997, is as follows (in thousands):

                                                                       SICHUAN PROVINCE AND CITY     CITY OF NINGBO
                                                                         OF CHONGQING PROJECT           PROJECT
                                                                       -------------------------  --------------------


    Joint Ventures' net investment in project........................          $   8,579               $   30,390
                                                                               ---------               ----------
                                                                               ---------               ----------

    Total project assets.............................................              5,447                   23,944
    Net income (loss) of projects....................................               (612)                   1,160

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)

    Information about the Communication Group's operations in different geographic locations at September 30, 1997 is as follows (in thousands):

                                                           REPUBLICS OF
                                                          FORMER SOVIET      PRC &
                                                 UNITED     UNION AND      SOUTHEAST
                                                 STATES   EASTERN EUROPE     ASIA       OTHER FOREIGN   CONSOLIDATED
                                            ------------  --------------  -----------  ---------------  ------------
Revenues..................................   $      610         13,903        --                411      $   14,924
Assets....................................   $   85,696         88,417        39,476          8,963      $  222,552

    In February, 1997, Metromedia Asia Corporation ("MAC") a subsidiary of the Company with telephony interests in the PRC, acquired AAT pursuant to a Business Combination Agreement (the "BCA") in which MAC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (i) one share of AAT common stock (the "AAT Common Stock") for one share of MAC Common Stock, par value $.01 per share ("MAC Common Stock"), (ii) one warrant to acquire one share of AAT Common Stock at an exercise price of $4.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one share of AAT Common Stock at an exercise price of $6.00 per share for one warrant to acquire one share of MAC Common Stock at an exercise price of $6.00 per share. AAT is engaged in the development and construction of communication services in the PRC. AAT, through a joint venture, has a contract with one of the PRC's two major providers of telephony services to provide telecommunications services in the Sichuan Province and the City of Ningbo of the PRC. The transaction was accounted for as a purchase, with MAC as the acquiring entity.

    As a condition to the closing of the BCA, the Communications Group purchased from MAC, for an aggregate purchase price of $10.0 million, 3,000,000 shares of MAC Class A Common Stock, par value $.01 per share ( the "MAC Class A Common Stock") and warrants to purchase an additional 1,250,000 shares of MAC Class A Common Stock, at an exercise price of $6.00 per share. Shares of MAC Class A Common Stock are identical to shares of MAC Common Stock except that they are entitled, when owned by the Communications Group, to three votes per share on all matters voted upon by MAC's stockholders and to vote as a separate class to elect six of the ten members to MAC's Board of Directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction the Communications Group owns 56.52% of MAC's outstanding common stock with 79% voting rights. Subsequently, additional shares were purchased from a minority shareholder, increasing the ownership percentage to 58.7% with 81% voting rights.

    The purchase price of the AAT transaction was determined to be $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. This has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The amortization of such goodwill for the nine months ended September 30, 1997 was approximately $1.6 million.

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)

    The purchase price was allocated as follows (in thousands)


Current assets...........................................  $    46
Property, plant and equipment............................      279
Investments in Joint Ventures............................   18,950
Goodwill.................................................   68,975
Current liabilities......................................   (2,202)
Other liabilities........................................       (5)
                                                           -------
    Purchase price.......................................  $86,043
                                                           -------
                                                           -------

    The difference between the Company's investment balance of $18.6 million in MAC prior to the acquisition of AAT and 56.52% of the net equity of MAC subsequent to the acquisition of AAT of $54.5 million was recorded as an increase to paid-in surplus of $36.0 million in the consolidated condensed statement of stockholders' equity.

    The Communications Group has signed definitive agreements to purchase 70% and 85% respectively, of joint ventures operating radio stations in Berlin, Germany and Prague, Czech Republic.

    The Communication Group's trunked mobile radio joint ventures are owned through its 56% ownership interest in Protocall Ventures. In October 1997, Protocall completed a transaction increasing the the Communication Group's ownership percentage in Protocall's Spanish Joint Ventures from 6%-16% to 17%-48%.

8. INVENTORIES

    Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager inventories are calculated on the weighted-average method.

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)

    Inventories consist of the following (in thousands):


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1997           1996
                                                   -------------  ------------
    Lawn and garden equipment:
      Raw materials.............................      $ 7,426       $18,733
      Finished goods............................       79,094        35,113
                                                      -------       -------
                                                       86,520        53,846
      Less LIFO reserve.........................          517           291
                                                      -------        -------
                                                       86,003        53,555
                                                      -------        -------
    Telecommunications:
      Pagers....................................        1,113           635
      Cable.....................................          374           214
                                                      -------       -------
                                                        1,487           849
                                                      -------       -------
                                                      $87,490       $54,404
                                                      -------       --------
                                                      -------       --------

9. SNAPPER

    In connection with the acquisition of The Actava Group on November 1, 1995, Snapper was classified as an asset held for sale. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper. As of November 1, 1996, the Company has consolidated Snapper into its results of operations.

    The results of Snapper for the period of January 1, 1996 through September 30, 1996, which were excluded from the accompanying consolidated condensed statements of operations, are as follows (in thousands):


             Net sales...............................   $116,630
             Operating expense.......................    135,492
                                                        --------
             Operating loss..........................   (18,862)
             Interest expense........................    (6,244)
             Other income............................     1,021
                                                       --------
             Loss before taxes.......................  $(24,085)
                                                       ---------
                                                       ---------

    Included in the Snapper's results of operations is the repurchase of inventories and to a lesser extent purchasing of the accounts receivable of distributors it has terminated in the implementation of its dealer-direct program. The purchases of inventories are accounted for by reducing sales for the amount credited to accounts receivable from the terminated distributions. Included in Snapper's results of operations for the nine months ended September 30, 1996 are the effects of commitments to repurchase inventories and accounts receivable of $12.8 million.

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)

    On April 30, 1997, Snapper closed a $10.0 million working capital facility ("Working Capital Facility") with AmSouth Bank of Alabama
("AmSouth"); which amended Snapper's existing $55.0 million facility. The Working Capital Facility (i) gives AmSouth a PARI PASSU collateral interest in all of Snapper's assets (including rights under a Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with Snapper's revolving credit facility (the "Snapper Revolver")), (ii) accrues interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) becomes due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the Working Capital
Facility. On October 1, 1997, the Company repaid the $10.0 million Working Capital Facility. On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. Interest on the Snapper
Revolver bears interest at an applicable margin above the prime rate (up to 15%) or a LIBOR rate (up to 4.0%). The Snapper Revolver matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company and Messrs. Kluge and Subotnick have agreed to guarantee $10.0 million of the Snapper Revolver. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certian quarterly cash flow requirements.

    As of September 30, 1997, Snapper was in compliance with the financial covenants under the Snapper Revolver and Working Capital Facility.

10. INCOME TAXES

    In connection with the Entertainment Group Sale, the Company has utilized its net operating loss carryforwards. In addition, the remaining net operating loss carryforwards attributable to the Entertainment Group are no longer available to the Company. At September 30, 1997, the Company had available net operating loss carryforwards, capital loss carryforwards, and unused minimum tax credits of approximately $166.0 million, $16.6 million and $15.3 million, respectively.

11. STOCK OPTION PLANS

    On March 26, 1997, the Board of Directors approved the cancellation and reissuance of all stock options previously granted pursuant to the 1996 Metromedia International Group, Inc. Incentive Stock Plan (the "MMG Plan") at an exercise price of $9.31, the fair market value of MMG common stock (the "Common Stock") at such date.

    In addition, on March 26, 1997, the Board of Directors authorized the grant of approximately 1,900,000 stock options at an exercise price of $9.31 under the MMG Plan.

    On April 18, 1997, two officers of the Company were granted stock options, not pursuant to any plan, to purchase 1,000,000 shares each of Common Stock at a purchase price of $7.44 per share, the fair market value of the Common Stock at such date. The stock options vest and become fully exercisable four years from the date of grant.

    The MMG Plan provides that upon a sale of "substantially all" of the Company's assets, all unvested outstanding options to acquire the Common Stock under such plan would vest and become immediately exerciseable. In connection with the Entertainment Group Sale, the Company's Compensation Committee determined that the Entertainment Group Sale constituted a sale of "substantially all" of the Company's assets for purposes of the MMG Plan, thereby accelerating the vesting of all options outstanding under such plan. As of September 30, 1997, 2,329,489 options had been issued to the directors, officers and certain employees of the Company, Landmark and the Communications Group, and remain outstanding under the MMG Plan and 1,486,932 of such options had not vested. All such options are exercisable at a price equal to $9.31 per share. All of the directors of the Company have agreed to waive the accelerated vesting of their options and the Company is in the process of obtaining waivers from the remaining officers and employees of the Company and Communications Group.
                                  19

                  METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONSOLIDATED CONDENSED
                    FINANCIAL STATEMENTS (CONTINUED)


12. SUBSEQUENT EVENT - SALE OF LANDMARK THEATRE GROUP

The Company has adopted a plan to dispose of Landmark and is currently negotiating the terms of an agreement with a third party. Accordingly, Landmark has been recorded as a discontinuance of a business segment in the accompanying financial statements. The Company expects to record a gain on the sale of the discontinued segment.

Net assets of Landmark at September 30, 1997 and December 31, 1996 were as follows (in thousands):


                                                            September 30,           December 31,
                                                                1997                    1996
                                                            -------------           ------------
Current assets                                              $   1,396                $   1,988
Non-current assets                                             57,958                   58,719
Current liabilities                                            (5,894)                  (7,551)
Non-current liabilities                                        (6,010)                  (6,567)
                                                            ---------                ---------
    Net assets                                              $  47,450                $  46,589
                                                            ---------                ---------
                                                            ---------                ---------


    Landmark's revenues for the three months ended September 30, 1997 and for the period July 2, 1996 (date of acquisition of Landmark) to September 30, 1996 were $14.3 million and $14.9 million, respectively, and for the nine months September 30, 1997 were $43.1 million. Income (loss) from operations for the three months and nine months ended September 30, 1997 include income taxes of $401,000 and $410,000, respectively.

13. ACCOUNTING PRONOUNCEMENTS

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

14. CONTINGENT LIABILITIES

    The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings will not have a material effect on the Company's consolidated financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

GENERAL

    On July 10, 1997, the Company completed the Entertainment Group Sale, and the Company has adopted a plan to dispose of Landmark and is currently negotiating the terms of an agreement with a third party (see notes 2 and 12 of the notes to consolidated condensed financial statements, respectively). The transactions have been recorded as the discontinuance of business segments and, accordingly the consolidated balance sheets reflect the net assets of the discontinued segment. In addition, the consolidated statements of operations reflect the results of operations as discontinued segments.

    The continuing business activities of the Company consist of two business segments: the development and operation of communications businesses, which include wireless cable television, paging services, radio broadcasting and various types of telephony services; and the manufacture of lawn and garden products through Snapper.

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

    In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualifies to treat its investment in RDM as a discontinued operation and the Company has included in its results of operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code in Atlanta, Georgia and on August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama.

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

    The Company's financial statements consolidate the accounts and results of operations of 9 of the Communications Group's 43 operating companies and Joint Ventures at September 30, 1997. Investments in other companies and joint ventures which are not majority owned, or in which the Communications Group does not have control, but exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See note 7 of the notes to consolidated condensed financial statements, "Investments in and Advances to Joint Ventures", for these Joint Ventures and their summary financial information.

    The following table summarizes the Communications Group's Joint Ventures and subsidiaries at September 30, 1997, as well as the amounts contributed, amounts loaned, net of repayments and total amounts invested in such Joint Ventures at September 30, 1997 (in thousands).

                                                                                         NET
                                                                          AMOUNT       AMOUNT          (10)
                                                                       CONTRIBUTED    LOANED TO        TOTAL
                                                                         TO JOINT       JOINT      INVESTMENT IN
                                                            COMPANY      VENTURE/      VENTURE/    JOINT VENTURE/
JOINT VENTURE (1)                                          OWNERSHIP %  SUBSIDIARY    SUBSIDIARY    SUBSIDIARY
--------------------------------------------------------  ------------  -----------  ------------  -------------
Wireless Cable Television
Kosmos TV (Moscow, Russia)..............................           50%   $   1,093    $    9,496     $  10,589
Baltcom TV (Riga, Latvia)...............................           50%         819        11,541        12,360
Ayety TV (Tbilisi, Georgia).............................           49%         779         7,180         7,959
Romsat Cable TV (Bucharest, Romania) (2)................           97%         682         5,781         6,463
Sun TV(Chisinau, Moldova)...............................           50%         400         5,495         5,895
Alma TV (Almaty, Kazakhstan)............................           50%         222         5,460         5,682
Cosmos TV (Minsk, Belarus)..............................           50%         400         2,344         2,744
Viginta (Vilnius, Lithuania) (2)........................           55%         434         2,067         2,501
Kamalak TV (Tashkent, Uzbekistan).......................           50%         835         5,154         5,989
Teleplus (St. Petersburg, Russia) (6)...................           45%         929            --           929
Paging
Baltcom Paging (Tallinn, Estonia) (2)...................           85%       3,715         1,251         4,966
CNM (Romania) (2).......................................           54%         490         4,202         4,692
Kamalak Paging (Tashkent, Samarkand, Bukhara and
  Andijan, Uzbekistan) (3)..............................           50%
Paging One (Tbilisi, Georgia)...........................           45%         250         1,251         1,501
Paging Ajara (Batumi, Georgia)..........................           35%          43           184           227
Raduga Poisk (Nizhny, Novgorod, Russia).................           45%         330            52           382
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)
  (4)...................................................           50%
Baltcom Plus (Riga, Latvia).............................           50%         250         2,507         2,757
PT-Page (St. Petersburg, Russia)........................           40%       1,102            --         1,102
Paging One Services (Austria) (2).......................          100%       1,036         4,022         5,058
Kazpage (Kazakhstan) (11)...............................        26-41%         520           141           661
Radio Broadcasting
Radio Juventus (Budapest, Siofok and Khebegy Hungary)
  (2)...................................................          100%       8,107            --         8,107
SAC (Moscow, Russia) (2)................................           83%         631         3,058         3,689
Eldoradio (formerly Radio Katusha)(St. Petersburg,
  Russia) (8)...........................................           50%         133           885         1,018
Radio Nika (Socci, Russia)..............................           51%         215            25           240
Radio Skonto (Riga, Latvia) (2).........................           55%         302           293           595
Radio One (Prague, Czech Republic) (2)..................           80%         657            97           754
AS Trio LSL (Estonia) (8)...............................           49%       1,000            --         1,000
International Toll Calling
Telecom Georgia (Tbilisi, Georgia)......................           30%       2,554            --         2,554

                                                                          AMOUNT        AMOUNT         (10)
                                                                        CONTRIBUTED   LOANED TO        TOTAL
                                                            COMPANY      TO JOINT       JOINT      INVESTMENT IN
JOINT VENTURE (1)                                         OWNERSHIP %     VENTURE      VENTURE     JOINT VENTURE
--------------------------------------------------------  ------------  -----------  ------------  -------------
Trunked Mobile Radio
Protocall Ventures, Ltd. (2) (5)........................           56%       2,550         7,932        10,482
National Business Communications (Romania)..............           58%          30           215           245
Spectrum (Kazakhstan)...................................           31%          36           392           428
Cellular Telecommunications
Baltcom GSM (Latvia)....................................           21%      13,270            --        13,270
Magticom (Tbilisi, Georgia).............................           34%       4,696            --         4,696
Ningbo Ya Mei Communications (Ningbo, PRC) (6)..........           41%      10,930            --        10,930
Fixed Telephony
Metromedia-Jinfeng (PRC) (7)............................           35%         719            --           719
Sichuan Tai Li Feng Telecommunications, Co. Sichuan
  Province, PRC) (9)....................................           54%      11,039            --        11,039
                                                                        -----------  ------------  -------------
Total...................................................                 $  71,198    $   81,025     $ 152,223
                                                                        -----------  ------------  -------------
                                                                        -----------  ------------  -------------

------------------------

(1) The parenthetical notes the area of operations for the operational Joint Ventures and the area for which the Joint Venture is licensed for the pre-operational joint ventures.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communication Group's cable and paging services in Uzbekistan are provided by or through the same company, Kamalak TV. All amounts contributed and loaned to Kamalak TV are listed above under wireless cable television.

(4) The Communication Group's cable and paging services in Kazakhstan are provided by or through the same company, Alma TV. All amounts contributed and loaned to Alma TV are listed above under wireless cable television.

(5) The Communications Group owns its trunked mobile radio ventures through Protocall, in which it has a 56% ownership interest. Through Protocall, the Communications Group owns interest in (i) Belgium Trunking (24%), which provides services in Brussels and Flanders, Belgium, (ii) Radiomovel Telecommunicacoes (36%), which provides services in Portugal,
    (iii) Teletrunk Spain (6-16% depending on the venture), which provides services through 4 joint ventures in Madrid, Valencia, Aragon and Catalonia, Spain, (iv) National Business Communications ("NBC") (58%), which provides services in Bucharest, Cluj, Brasov, Constanta and Timisoira, Romania and (v) Spectrum (31%), which operates in Almaty and Aryran, Kazakhstan. A portion of the Communications Group's interest in NBC and Spectrum is held directly. The above amounts include $30,000 and $215,000, respectively, contributed and loaned, respectively, to NBC directly by the Company and $36,050 contributed to Spectrum directly by the Company. In addition, in October 1997 Protocall completed a transaction increasing the Communication Group's ownership of Protocall's Spanish joint ventures from 6-16% to 17-48%.

(6) Pre-operational.

(7) Metromedia-Jinfeng is a pre-operational joint venture that plans to provide wireless local loop telecommunications equipment, financing, network planning, installation and maintenance services to telecommunications operators in the PRC.

(8) Eldoradio includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes seven operating in various cities throughout Estonia.

(9) Sichuan Tai Li Feng Telecommunications, Co. is a pre-operational joint venture that is participating in the construction and development of a local telephone network in the Sichuan Province of China.

(10) The total investment does not include any incurred losses.

(11) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the joint ventures.

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

    The following table sets forth the operating results of the Company's Communications Group and lawn and garden segments for the three months and nine months ended September 30, 1997 and 1996. Financial information summarizing the results of operations of Snapper, which was classified as an asset held for sale until November 1, 1996 is presented in note 9 to the notes to the consolidated condensed financial statements.


                               Segment Information
                    Management's Discussion and Analysis Table
                                  (in thousands)

                                                       THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                           ENDED          ENDED          ENDED          ENDED
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1997           1996           1997           1996
                                                       -------------  -------------  -------------  -------------
Communications Group:
 Revenues.............................................   $     5,772    $     4,380     $  14,924      $  10,319
 Cost of sales and rentals and operating expenses.....          (491)       --             (1,837)        --
 Selling, general and administrative..................       (13,263)        (9,636)      (40,042)       (26,151)
 Depreciation and amortization........................        (2,567)        (1,545)       (6,854)        (4,628)
                                                       -------------  -------------  -------------  -------------
  Operating loss......................................       (10,549)        (6,801)      (33,809)       (20,460)
 Equity in losses of Joint Ventures...................        (5,376)        (2,292)       (7,561)        (6,060)
 Minority interest....................................         2,429             59         5,056             80
                                                        -------------  -------------  -------------  -------------
                                                             (13,496)        (9,034)      (36,314)       (26,440)

Snapper:
 Revenues.............................................        30,773        --            132,596         --
 Cost of sales and rentals and operating expenses.....       (21,520)       --            (89,656)        --
 Selling, general and administrative..................       (16,358)       --            (47,701)        --
 Depreciation and amortization........................        (1,404)       --             (5,208)        --
                                                        -------------  -------------  -------------  -------------
  Operating loss......................................        (8,509)       --             (9,969)

Corporate Headquarters and Eliminations:
 Revenues.............................................       --             --             --             --
 Cost of sales and rentals and operating expenses.....       --             --             --             --
 Selling, general and administrative..................        (1,742)        (3,217)       (4,239)        (7,635)
 Depreciation and amortization........................            (3)            (4)           (9)           (15)
                                                        -------------  -------------  -------------  -------------
  Operating loss......................................        (1,745)        (3,221)       (4,248)        (7,650)

Consolidated:
 Revenues.............................................        36,545          4,380       147,520         10,319
 Cost of sales and rentals and operating expenses.....       (22,011)       --            (91,493)        --
 Selling, general and administrative..................       (31,363)       (12,853)      (91,982)       (33,786)
 Depreciation and amortization........................        (3,974)        (1,549)      (12,071)        (4,643)
                                                        -------------  -------------  -------------  -------------
  Operating loss......................................       (20,803)       (10,022)      (48,026)       (28,110)

Interest expense......................................        (4,417)        (4,174)      (16,463)       (13,783)
Interest income.......................................         4,560          3,166         9,360          5,359
Income tax benefit....................................        12,262        --             11,948         --
Equity in losses of Joint Ventures....................        (5,376)        (2,292)       (7,561)        (6,060)
Equity in losses of and writedown of investment in
RDM Sports Group, Inc.................................       (19,934)       --            (45,056)        --
Minority interest.....................................         2,429             59         5,056             80
Discontinued operations...............................       252,485        (25,092)      217,818        (33,832)
Extraordinary items...................................       (13,598)        (4,505)      (14,692)        (4,505)
                                                        -------------  -------------  -------------  -------------
   Net income (loss)..................................   $   207,608    $   (42,860)    $ 112,384      $ (80,851)
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

MMG CONSOLIDATED--RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

    For the three months ended September 30, 1997 net income was $207.6 million as compared to a net loss of $42.9 million for the comparable period in the prior year.

    The net income for the three months ended September 30, 1997 includes the gain on the Entertainment Group Sale of $246.3 million, an extraordinary loss of $13.6 million relating to the early extinguishment of the Company's debentures and equity losses and a further writedown of the investment in RDM amounting to $19.9 million.

    Operating loss increased to $20.8 million for the three months ended September 30, 1997 from $10.0 million for the three months ended September 30, 1996. The increase in operating loss reflects the inclusion of Snapper's operating loss in 1997 of $8.5 million and increases in selling, general and administrative costs due principally to the continued growth of the Communications Group.

    Interest expense increased $243,000 to $4.4 million for the three months ended September 30, 1997, primarily due to the inclusion of interest associated with the Snapper credit facility partially offset by the reduction in the outstanding debt balance at corporate headquarters.

    Interest income increased $1.4 million to $4.6 million in 1997, principally from funds invested at corporate headquarters and increased interest income resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

    For the nine months ended September 30, 1997 net income was $112.4 million as compared to a net loss of $80.9 million for the comparable period in the prior year.

    The net income for the nine months ended September 30, 1997 includes the gain on the Entertainment Group Sale of $246.3 million and losses from the discontinued operations of the Entertainment Group of $28.8 million, an extraordinary loss of $13.6 million relating to the early extinguishment of the Company's debentures and equity loss and a further writedown of the investment in RDM amounting to $45.1 million.

    Operating loss increased to $48.0 million for the nine months ended September 30, 1997 from $28.1 million for the nine months ended September 30, 1996. The increase in operating loss reflects the inclusion of Snapper's operating loss in 1997 of $10.0 million, and increases in selling, general and administrative costs due principally to the continued growth of the Communications Group.

    Interest expense increased $2.7 million to $16.5 million for the nine months ended September 30, 1997, primarily due to the inclusion of interest associated with the Snapper credit facility partially offset by the reduction in the outstanding debt balance at corporate headquarters.

    Interest income increased $4.0 million to $9.4 million in 1997, principally from funds invested at corporate headquarters and increased interest income resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

THE COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

REVENUES

    Revenues increased to $5.8 million for the three months ended September 30, 1997 from $4.4 million for the three months ended September 30, 1996. The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Hungary. Revenue from radio operations increased to $4.1 million for the three months ended September 30, 1997 from $2.7 million for the three months ended September 30, 1996. Radio paging services generated revenues of $840,000 for the three months ended September 30, 1997 as compared to $900,000 for the three months ended September 30, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by $3.6 million or 38% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Approximately fifty-six percent of the increase relates to the expansion of operations in the PRC and the acquisition of AAT. The remaining increase relates to additional expenses associated with the increase in the number of Joint Ventures, principally the addition of Protocall Ventures , Ltd. ("Protocall") and the need for the Communications Group to support and assist the operations of the Joint Ventures, as well as additional staffing at the radio stations and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $2.6 million for the three months ended September 30, 1997 from $1.5 million for the three months ended September 30, 1996. The increase is primarily a result of the amortization of goodwill in connection with the acquisition of AAT.

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

    The Communications Group recognized equity in losses of its Joint Ventures of approximately $5.4 million for the three months ended September 30, 1997, including the equity in the losses of its Joint Ventures in PRC, as compared to $2.3 million for the three months ended September 30, 1996.

    The losses recorded for the three months ended September 30, 1997 and the three months ended September 30, 1996 represent the Communications Group's equity in the losses of the Joint Ventures for the quarters ended June 30, 1997 and 1996, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

    Revenues generated by unconsolidated Joint Ventures were $16.1 million for the three months ended September 30, 1997 as compared to $19.6 million for the three months ended September 30, 1996.

MINORITY INTEREST

    Losses allocable to minority interests increased to $2.4 million for the three months ended September 30, 1997 from $59,000 for the three months ended September 30, 1996. The increase principally represents the inclusion of losses allocable to the minority shareholders of MAC.

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

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

REVENUES

    Revenues increased to $14.9 million in the nine months ended September 30, 1997 from $10.3 million for the nine months ended September 30, 1996. Revenues of unconsolidated Joint Ventures for the nine months ended September 30, 1997 and 1996 appear in note 7 to the notes to consolidated financial statements. This growth in revenue has resulted primarily from an increase in radio operations in Hungary and paging service operations in Romania. Revenue from radio operations for the first nine months of 1997 was $9.9 million as compared to $6.4 million in the first nine months of 1996. Radio paging services generated revenues of $2.3 for the first nine months of 1997 and the first nine months of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased by $13.9 million or 53% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Approximately forty-three percent of the increase relates to the expansion of operations in the PRC and the acquisition of AAT. The increase relates principally to the hiring of additional staff and expenses associated with the increase in the number Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures, and additional staffing at the radio station and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $6.9 million for the nine months ended September 30, 1997 from $4.6 for the nine months ended September 30, 1996. The increase is primarily a result of the amortization of goodwill in connection with the acquisition of AAT.

EQUITY IN LOSSES OF JOINT VENTURES

    The Communications Group recognized equity in losses of its Joint Ventures of approximately $7.6 million for the nine months ended September 30, 1997, including equity in the losses of its Joint Ventures in PRC, as compared to $6.1 million for the nine months ended September 30, 1996.

    Revenues generated by unconsolidated Joint Ventures were $45.2 million for the nine months ended September 30, 1997 as compared to $34.3 million for the nine months ended September 30, 1996.

MINORITY INTEREST

    Losses allocable to minority interests increased to $5.1 million for the nine months ended September 30, 1997 from $80,000 for the nine months ended September 30, 1996. The increase principally represents the inclusion of losses allocable to the minority shareholders of MAC.

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

                                      WIRELESS
                                      CABLE TV    PAGING     TELEPHONY     TOTAL
                                      ---------  ---------  -----------  ---------
December 31, 1995................     37,900     14,460      --          52,360
March 31, 1996...................     44,632     20,683      --          65,315
June 30, 1996....................     53,706     29,107      --          82,813
September 30, 1996...............     62,568     37,636       6,104     106,308
December 31, 1996................     69,118     44,836       6,642     120,596
March 31, 1997...................    101,016     51,942       8,711     161,669
June 30, 1997....................    147,671     53,416      12,809     213,896
September 30, 1997...............    169,033     53,321      24,419     246,773

FOREIGN CURRENCY

    The Communications Group's strategy is to minimize its foreign currency exposure risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar dominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its fund in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

SNAPPER--RESULTS OF OPERATIONS

Three Months Ended September 30, 1997

REVENUES

    Snapper's 1997 period sales were $30.8 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $17.3 million. Sales of lawn and garden equipment contributed the majority of the revenues during the period. Sales were much lower than anticipated due to lower distributor sales than expected due to the repurchase of distributor inventory.

    Gross profit during the period was $9.3 million. These low gross profit results were caused by lower distributor sales than anticipated due to the distributor repurchases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $16.4 million for the period. In addition to normal selling, general and administrative expenses, these expenses reflect acquisition expenditures related to five large distributorships purchased during the period.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization charges were $1.4 million for the current quarter. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

OPERATING LOSSES

    Snapper experienced an operating loss of $8.5 million during the quarter. This loss was the result of the acquisition expenses related to five large distributorships repurchased during the quarter as well as lower than expected sales to distributors. Management anticipates that Snapper will not be profitable for the full year of 1997 as it completes the repurchase of certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

Nine Months Ended September 30, 1997

REVENUES

    Snapper's 1997 period sales were $132.6 million. Snapper continued to implement its program to sell products directly to dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $23.6 million. Sales of lawn and garden equipment contributed the majority of the revenues during the period. Sales were much lower than anticipated due to unseasonably cool weather during April and May, and due to the impact of lower distributor sales than expected due to the repurchase of distributor inventory.

    Gross profit during the period was $42.9 million. Although higher sales margins were obtained during the period due to the continuing implementation of the program to restructure the distribution network, the low profit results were caused by lower than anticipated sales as noted above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $47.7 million for the period. In addition to normal selling, general and administrative expenses, these expenses reflect additional television commercial expenditures to assist Snapper dealers during the distribution network restructuring, as well as acquisition expenditures related to seven distributorships purchased during the period.

DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization charges were $5.2 million for the period. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

OPERATING LOSSES

    Snapper experienced an operating loss of $10.0 million during the period. The loss was the result of unseasonably cool weather during April and May of the period and the acquisition of the distributorships during the period. Management anticipates that Snapper will not be profitable for the full year of 1997 as it completes the repurchase of certain finished goods from distributors for resale to dealers in subsequent periods. Management believes that these actions will benefit Snapper's operating and financial performance in the future.

LIQUIDITY AND CAPITAL RESOURCES

MMG CONSOLIDATED

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996.

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash used in operations for the nine months ended September 30, 1997 was $74.9 million, an increase in cash used in operations of $41.6 million from the same period in the prior year.

    Net income (loss) includes significant non-cash items of the gain on the Entertainment Group Sale, operating loss of discontinued operations, equity in losses and writedown of investment in RDM, losses on early extinguishment of debt, depreciation, amortization, equity in losses of Joint Ventures and losses allocable to minority interests. Excluding the gain on the Entertainment Group Sale of $246.3 million in 1997 non-cash items increased to $108.4 million from $51.5 million in 1996. The increase relates principally to the increase in depreciation and amortization associated with the consolidation of Snapper, losses from discontinued operations and the equity losses and write down of the Company's investment in RDM partially offset by losses allocable to AAT's minority owners. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for the nine months ended September 30, 1997 and 1996 by $49.4 million and $4.0 million, respectively.

    The decrease in cash flows for the nine months ended September 30, 1997 resulted from the increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of joint ventures and the inclusion of Snapper's operating losses in 1997. The increase in operating assets principally reflects increases in inventory of Snapper products.

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash provided by investing activities for the nine months ended September 30, 1997 was $215.8 million as compared to cash used in investing activities of $16.0 million in the comparable period in the prior year. The principal reason for the increase in cash provided by investing activities was the net proceeds from the Entertainment Group sale of $276.6 million. Cash used in investments in and advances to joint ventures and additions to property, plant and equipment were $37.3 million and $9.5 million, respectively, in 1997 as compared to $25.4 million and $1.4 million, respectively in 1996 and the Communications Group utilized $9.1 million of funds in acquisitions in the nine months ended September 30, 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

    Cash provided by financing activities was $81.2 million for the nine months ended June 30, 1997 as compared to $149.1 million in the same period in the prior year. The current year includes the proceeds from the issuance of 4,140,000 shares of 7 1/4% cumulative convertible preferred stock of $199.4 million as compared to 1996 which includes proceeds of $190.6 million from the issuance of 18,400,000 shares of common stock. Of the $156.7 million of payments in 1997 in notes and subordinated debt, $155.5 million relates to payment on the Company's debentures. Of the $42.6 million of payments in 1996 on notes subordinated debt $28.8 million was the repayment of the revolving credit agreement by the Company.

THE COMPANY

    MMG is a holding company and, accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreements from making dividend payments or advances to MMG. In addition, periodically, the Company has been required to fund the short-term working capital needs of Snapper.

    Since each of the Communications Group's Joint Ventures operates businesses, such as wireless cable television, fixed telephony, paging and cellular telecommunications, that are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand and the proceeds from the anticipated sale of Landmark, additional financing in order to satisfy its on-going working capital requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

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

    The wireless cable television, paging, fixed wireless loop telephony, GSM and international toll calling businesses are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of certain of its GSM Joint Ventures. Certain GSM ventures have been funded to date on a pro-rata basis by western sponsors, and the Communications Group has funded its pro rata share of the GSM Joint Venture obligations. The Communications Group has and continues to have discussions with vendors, commercial lenders and international financial institutions to provide funding for the GSM Joint Ventures. The Communications Group's joint venture agreements generally provide for the initial contribution of assets or cash by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the joint venture agreement.

    Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to be accrued at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 1997, the Communications Group was committed to provide funding under the various credit lines in an aggregate amount of approximately $92.1 million, of which $13.1 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund the credit agreements.

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

    The ability of the Communications Group and its consolidated and unconsolidated Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union, the PRC, and other emerging markets. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, foreign exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

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

    On April 30, 1997, Snapper closed a on the Working Capital Facility with AmSouth. The $10.0 million working capital facility will (i) have a PARI PASSU collateral interest in all of Snapper's assets (including rights under the Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with the Snapper Revolver), (ii) accrue interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and (iii) become due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the $10.0 million working capital facility. The Company repaid the Working Capital Facility on October 1, 1997. During the months of August and September, MMG loaned Snapper an additional $10.0 million to meet working capital and distributor repurchase proceeds.

    On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. Interest on the Snapper Revolver bears interest at an applicable margin above the prime rate (up to 15%) or a LIBOR rate (up to 4.0%). The Snapper Revolver matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company and Messrs. Kluge and Subotnick have agreed to guarantee $10.0 million of the Snapper Revolver. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certain quarterly cash flow requirements.

    At September 30, 1997, Snapper was in compliance with the financial covenants under the Snapper Revolver and Working Capital Facility.

    Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 1997, noncancelable commitments under these agreements amounted to approximately $25.0 million.

    Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, the distributor is obligated to repurchase any equipment recovered from the dealer and Snapper is obligated to repurchase the recovered equipment if the distributor defaults. At September 30, 1997, there was approximately $42.8 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

    Management believes that available cash on hand, borrowings from the Snapper Revolver, and on as needed basis short-term working capital funding from the Company, and the cash flow generated by operating activities will provide sufficient funds for Snapper to meet its obligations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include among others, the following: general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes, competition from other communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe, the republics of the former Soviet Union, the PRC and other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe, the republics of the former Soviet Union, the PRC and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe, the republics of the former Soviet Union, the PRC and other selected emerging markets; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe, the republics of the former Soviet Union, the PRC and other selected emerging markets; the loss of any significant customers, changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with, government regulations; and other factors referenced in the Form 10-Q.

PART II.  Other Information

ITEM 1. LEGAL PROCEEDINGS.

    Except as set forth below, for a description of legal proceedings, reference is made to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

Michael Shores v.  Samuel Goldwyn Company, et al.

    On May 20, 1996, Shore v. Samuel Goldwyn Company, et al., Case No. BC 150360, was filed in the Superior Court of the State of California as a purported class action lawsuit. Plaintiff Michael Shores alleged that, in connection with the Goldwyn Merger, Goldwyn's directors and majority shareholders breached their fiduciary duties to the public shareholders of Goldwyn. Plaintiff subsequently added, in an amended complaint, an allegation that the Company aided and abetted the other defendants' fiduciary breaches. The Company successfully demurred to the amended complaint on the ground that it did not state a cause of action against the Company, and plaintiff was given an opportunity to replead. Plaintiff has filed a second amended complaint and now alleges, in addition to his other claims, that the Company negligently misrepresented and/or omitted material facts in the Company's prospectus issued for the Goldwyn Merger.

Samuel Goldwyn, Jr. V. Metro-Goldwyn-Mayer Inc., et al.

    On October 29, 1997, Samuel Goldwyn, Jr., former chairman of Goldwyn, filed Samuel Goldwyn, Jr. v. Metro-Goldwyn-Mayer Inc., et al., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust (the "Trust") to enter into various agreements in connection with the Goldwyn Merger; breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and is using, without permission, the "Samuel Goldwyn" trademark. The complaint also alleges that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    For a description of the Company's 1997 Annual Meeting of Stockholders held on July 10, 1997, reference is made to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


  (A) Exhibits
      --------

   EXHIBIT
   NUMBER                           DESCRIPTION
-------------  -----------------------------------------------------

   11*         Computation of Earnings Per Share*

   27*         Financial Data Schedule*

  (b)   Reports on Form 8-K
        -------------------
        None


*   Enclosed herein

                                   SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    METROMEDIA INTERNATIONAL GROUP, INC.



                                    By: /s/ Silvia Kessel
                                        -------------------------------------
                                        Silvia Kessel
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer




Dated: November 14, 1997