Form 10-K
period 1997-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1998-03-31
CIK 39547

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common stock, $1.00 par value                       American Stock Exchange
                                                    Pacific Stock Exchange
7.25% Cumulative Convertible Preferred Stock        American Stock Exchange
                                                    Pacific Stock Exchange

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes/X/ No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at March 24, 1998 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $733,380,000.

The number of shares of Common Stock outstanding as of March 24, 1998 was 68,978,294.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

METROMEDIA INTERNATIONAL GROUP, INC.

Metromedia International Group, Inc. ("MMG" or "the Company") is a global communications and media company engaged in the development and operation of a variety of communications businesses, including cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union, (the "FSU") and the People's Republic of China ("China") and other selected emerging markets, through its Communications Group ( the "Communications Group").

The Communications Group's investments in communication businesses are made in two primary geographic areas: Eastern Europe and the FSU, and China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures ("Joint Ventures") in which it invests. Currently, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The Communications Group's China Joint Ventures invest in network construction and development of telephony networks for China United Telecommunications Incorporated ("China Unicom"). The completed networks are operated by China Unicom. The China Joint Ventures receive payments from China Unicom based upon distributable cash flow generated by the networks, for a cooperation period of 15-25 years for each expansion phase financed and developed. These payments are in return for the Joint Venture providing financing, technical advice, consulting and other services. Hereinafter, all references to the Communications Group's Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and the Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony networks of China Unicom.

During 1997, the Company's Communications Group experienced significant growth. For example, aggregate subscribers to the Communications Group's Joint Ventures' various services at the 1997 fiscal year-end was 318,826, representing a growth of approximately 164% over the 1996 fiscal year-end total of 120,596 subscribers. The Communications Group's financial results for December 31 include the Communications Group's Joint Ventures for the 12 months ending September 30th.

The Company also owns Snapper, Inc. ("Snapper"), which is a wholly-owned subsidiary. The Company owned Snapper prior to the November 1 Merger (as defined below) and the subsequent shift in the Company's business focus to a global communications and media company. Snapper manufactures
Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories.

In November 1995, following the consummation of the November 1 Merger, the Company publicly announced that it was actively exploring the sale of Snapper and as a result, for accounting purposes, Snapper was classified as an asset held for sale and the results of operations for Snapper were not consolidated with the Company's consolidated results of operations for the period from November 1, 1995 through October 31, 1996. The Company has decided not to continue to pursue its previously adopted plan to dispose of Snapper and will actively manage Snapper to maximize its long-term value. Since November 1, 1996, the Company has included Snapper's operating results in the consolidated results of operations of the Company. (see "Business-Snapper").

On July 10, 1997, the Company completed the Entertainment Group Sale (as defined below), and anticipates completing the sale of Landmark Theatre Group, Inc. ("Landmark"), in April 1998. In addition, the Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Georgia. On February 18, 1998, the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee in the United States Bankruptcy Court for the Northern Division of Georgia. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the bankruptcy court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation. The chapter 11 trustee is in the process of selling all of its assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distributions.

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation ("Orion") and Metromedia International Telecommunications, Inc. ("MITI") with and into wholly-owned subsidiaries of the Company, and the merger of MCEG Sterling Incorporated ("Sterling") with and into the Company (collectively, the "November 1 Merger"), the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 49.

DESCRIPTION OF BUSINESS GROUPS

COMMUNICATIONS GROUP

The Communications Group was founded in 1990 to take advantage of the rapidly growing demand for modern communications services in Eastern Europe and the FSU, China and other selected emerging markets and launched its first operating system in 1992. At December 31, 1997, the Communications Group owned interests in and participated with partners in the management of Joint Ventures that had 44 operational systems, consisting of 9 cable television systems, 15 AM/FM radio broadcasting stations, 11 paging systems, 1 international toll calling service, 5 trunked mobile radio systems, 2 GSM cellular telephone systems and 1 Joint Venture that is building out an operational GSM system and providing financing, technical assistance and consulting services to the local system operator. In addition, the Communications Group has interests in and participates with partners in the management of Joint Ventures that, as of December 31, 1997, had 4 pre-operational systems, consisting of 1 cable television system, 1 wireless local loop service provider and 2 companies participating in the construction and development of local telephone networks in China for up to 1 million lines. The cable system launched operations in January 1998 and the Company believes that the other three systems will be launched during 1998. The Communications Group generally owns approximately 50% or more of the Joint Ventures in which it invests. The Company's objective is to establish the Communications Group as a major multiple-market provider of modern communications services in Eastern Europe and the FSU, China and other selected emerging markets.

The Communications Group's Joint Ventures experienced significant growth in 1997. Total subscribers at the end of the 1997 fiscal year-end was 318,826 compared with 120,596 at fiscal year-end 1996, which represents an increase of approximately 164%. The Company's financial results for December 31 include the Group's Joint Ventures for the 12 months ending September 30th. Total combined revenues reported by the Communications Group's consolidated and unconsolidated Joint Ventures for the years ended December 31, 1997, 1996 and 1995 were $91.2 million, $57.2 million, and $23.9 million, respectively. The Communications Group invested approximately $104.7 million, $52.2 million and $21.1 million during the years ended December 31, 1997, 1996 and 1995, respectively, in the construction and development of its consolidated and unconsolidated Joint Ventures' communications networks and broadcasting stations.

The following chart summarizes operating statistics by service type of both the licensed but pre-operational and operational systems constructed by the Communications Group's Joint Ventures:

                                                                             TARGET
                                                              MARKETS      POPULATION/
                                                            OPERATIONAL    HOUSEHOLDS
                                                                AT           (MM)(A)         AGGREGATE
                                          PRE-OPERATIONAL    DECEMBER          AT          SUBSCRIBERS AT
                                            MARKETS AT          31,       DECEMBER 31,      DECEMBER 31,
                                           DECEMBER 31,     -----------   -------------   ----------------
COMMUNICATIONS SERVICE                         1997         1997   1996    1997    1996    1997     1996
----------------------------------------  ---------------   ----   ----   -------  ----   -------  -------
Cable Television........................          1(b)        9      9        9.5     9.5   225,525   69,118
AM/FM Radio Broadcasting................     --              15      6       10.7     9.9       n/a      n/a
Paging(c)...............................     --              11      9       89.5    89.5    57,831   44,836
Telephony:
Cellular Telecommunications.............     --               3(d) --        13.5    13.4    21,842      n/a
International Toll Calling(e)...........     --               1      1        5.5     5.5       n/a      n/a
Trunked Mobile Radio(f).................     --               5      4       56.2    56.2    13,628    6,642
Fixed Telephony(g)......................          3         --     --        41.8(h) 40.8   --       --
                                                 --
                                                            ----   ----                   -------  -------
                                                  4          44     29                    318,826  120,596
                                                 --
                                                 --
                                                            ----   ----                   -------  -------
                                                            ----   ----                   -------  -------

------------------------

(a) Covers both pre-operational markets and operational markets. Target population is provided for paging, telephony other than fixed telephony and trunked mobile radio systems, and target households are provided for cable television systems, radio stations and fixed telephony.

(b) The Communications Group owns 45% of a wireless cable television Joint Venture in St. Petersburg, Russia that began operations in January 1998.

(c) Target population for the Communications Group's paging Joint Ventures includes the total population in the jurisdictions where such Joint Ventures are licensed to provide services. In many markets, however, the Communications Group's paging system currently only covers the capital city and is expanding into additional cities.

(d) The Communications Group's operational systems include its Joint Venture operating a GSM system in Latvia and Georgia and its Joint Venture in Ningbo City, China, which is participating in the build-out of an operational GSM system and providing financing, technical assistance and consulting services to the systems' operators.

(e) Provides international toll calling services between Georgia and the rest of the world and is the only Intelsat-designated representative in Georgia to provide such services.

(f) Target population for the Communications Group's trunked mobile radio systems includes total population in the jurisdictions where such Joint Ventures are licensed to provide services. In many markets, the Communications Group's systems are currently only operational in major cities.

(g) The Communications Group owns 54% interests in two pre-operational Joint Ventures in China that are participating in the construction and development of a local telephone network for up to 1 million lines and a 50% interest in a pre-operational Joint Venture in Kazakstan that is licensed to provide wireless local loop telephone services throughout Kazakstan.

(h) Indicates population of Sichuan Province and City of Chongqing in China, where the Communications Group is participating in the construction of a local network, and Kazakstan where the Communications Group's Joint Venture is licensed to operate.

BUSINESS STRATEGY

The Communication's Group's markets generally have large populations, with high density and strong economic potential, but lack reliable and efficient communications services. The Communications Group believes that most of these markets have a growing number of persons who desire and can afford high quality communications services. The Communications Group has assembled a management team consisting of executives who have significant experience in the communications services industry and in operating businesses in developing markets. This management team believes that the Communications Group's systems can be constructed with relatively low capital investments and focuses on markets where the Company can provide multiple communications services. The Company believes that the establishment of a far-reaching communications infrastructure is crucial to the development of the economies of these countries, and such development will, in turn, contribute to the growth of the Communications Group.

The Communications Group believes that the performance of its Joint Ventures has demonstrated that there is significant demand for its services in its license areas. While the Communications Group's operating systems have experienced rapid growth to date, many of the systems are still in early stages of rolling out their services, and therefore, the Communications Group believes it will significantly increase its subscriber and customer bases as these systems mature. In addition, as an early entrant in many markets, the Communications Group believes that it has developed a reputation for providing quality service and has formed important relationships with local entities. As a result, the Company believes it is well positioned to capitalize on opportunities to provide additional communications services in its markets as new licenses are awarded.

In addition to its existing projects and licenses, the Communications Group continues to explore a number of investment opportunities in wireless telephony systems in certain markets in Eastern Europe, including Romania, the FSU, including Kazakstan, China and other selected emerging markets, and has installed test systems in certain of these markets. The Communications Group believes that its wireless local loop telephony technology is a high quality and cost effective alternative to the existing, often antiquated and overloaded telephone systems in these markets. The Communications Group also believes that its system has a competitive advantage in these markets because the equipment can be installed quickly at a competitive price, as compared to alternative wireline providers which often take several years to provide telephone service. In addition, unlike certain other existing wireless telephony systems in the Communications Group's target markets, the equipment utilized by the Communications Group includes digital, high-speed technology, which can be used for high-speed facsimile and data transmission, including Internet access.

The Communications Group's objective is to become the leading multiple-market provider of communications services in Eastern Europe and the FSU, China and other selected emerging markets. The Communications Group intends to achieve its objective and expand its subscriber and customer bases, as well as its revenues and cash flow, by pursuing the following strategies:

UTILIZE LOW COST WIRELESS TECHNOLOGIES THAT ALLOW FOR RAPID BUILD-OUT. The use of wireless technologies has allowed and will continue to allow the Communications Group to build-out its existing and future license areas faster and at a lower cost than the construction of comparable wired networks. Many markets where the Communications Group has or is pursuing wireless licenses have limitations on wireline construction above ground and/or underground.

COMPLETE BUILD-OUT OF EXISTING LICENSE AREAS. Since its formation in 1990, the Communications Group has been investing in Joint Ventures to obtain communications licenses in certain emerging markets. During the years ended December 31, 1997, 1996 and 1995, the Communications Group invested approximately $104.7 million, $52.2 million and $21.1 million, respectively, in the construction and development of its consolidated and unconsolidated Joint Ventures' communications networks and broadcast stations in existing license areas.

AGGRESSIVELY GROW THE SUBSCRIBER AND ADVERTISER BASE IN EXISTING LICENSE
AREAS. The Communications Group's existing license areas, in the aggregate, represent a large potential revenue base. The Communications Group is aggressively marketing its services in these areas and is experiencing significant increases in its subscriber count and advertising base. The Communications Group believes it will continue to add subscribers by (i) targeting each demographic in its markets with customized communications services, (ii) cross-marketing and bundling communications services to existing customers, (iii) providing technologically-advanced services and a high level of customer service, (iv) providing new and targeted programming on its radio stations to increase advertising revenue, and (v) opportunistically acquiring additional existing systems in its service areas and in other strategic areas to increase its subscriber base.

PURSUE ADDITIONAL OPPORTUNITIES IN EXISTING MARKETS. The Communications Group is pursuing opportunities to provide additional communications services in regions in which it currently operates. For example, in 1997, the Communications Group launched cellular telecommunications services in Latvia where it already provides cable television, paging and radio broadcasting services, and commercial cellular telecommunications services and radio broadcasting in Georgia, where it already provides cable television, paging and international toll calling. This strategy enables the Communications Group to (i) leverage its existing infrastructure and brand loyalty, (ii) capitalize on marketing opportunities afforded by bundling its services, and (iii) build brand loyalty and awareness. The Communications Group believes that it has several competitive advantages that will enable it to obtain additional licenses and/or agreements in these markets, including (i) established relationships with local strategic joint venture partners and local government, (ii) a proven track record of handling and operating quality systems, and (iii) a fundamental understanding of the regions' political, economic and cultural climate.

TAKE ADVANTAGE OF ECONOMIES OF SCALE. The Communications Group is actively pursuing acquisitions and building new systems which enable it to link its existing networks and take advantage of roaming between its systems. Such acquisitions also allow the Communications Group to increase efficiencies through economies of scale. In January 1998, the Communications Group entered into a definitive agreement to purchase 50% of Mobile Telecom, the largest provider of paging services in the Russian Federation. The inclusion of Mobile Telecom in the Communication Group's paging group will provide customers of each of its paging Joint Ventures significantly greater roaming ability and will enable the Communications Group to make larger volume equipment purchases which should translate into lower prices and lower costs for its paging Joint Ventures.

INVEST IN NEW MARKETS. The Communications Group is actively pursuing investments in Joint Ventures to obtain new licenses and/or agreements for wireless communications services in new markets. The Company is targeting emerging markets with strong economic potential which lack adequate communications services. In evaluating whether to enter a new market, the Communications Group assesses, among other factors, the (i) potential demand for the Communications Group's services and the availability of competitive services, (ii) strength of local partners, and (iii) political, social and economic climate. The Communications Group has identified several attractive opportunities in Eastern Europe and the Pacific Rim. For example, in 1997, the Communications Group's Joint Ventures began to provide paging services in Austria and radio broadcasting in Prague, Czech Republic and in Berlin, Germany. In addition, in February 1997, MITI acquired Asian American Telecommunications ("AAT"), a company which owns interests and participates in the management of Joint Ventures with agreements to construct and provide financing for cellular and wired telephony networks in certain provinces in China.

CABLE TELEVISION

OVERVIEW. The Communications Group commenced offering cable television services in 1992 with the launch by its Joint Ventures' Kosmos TV in Moscow, Russia ("Kosmos"), and Baltcom TV in Riga, Latvia ("Baltcom"). The Communications Group currently has interests in Joint Ventures which offer cable television services in 9 markets in Eastern Europe and the FSU that reported 225,525 subscribers at December 31, 1997, an increase of approximately 226% from 69,118 subscribers at December 31, 1996. In addition, the Communications Group has a 45% interest in a Joint Venture which launched commercial cable television service in St. Petersburg, Russia in January 1998. The Communications Group believes that there is a growing demand for multi-channel television services in each of the markets where its Joint Ventures are operating, which demand is being driven by several factors including: (i) the lack of quality television and alternative entertainment options in these markets; (ii) the growing demand for Western-style entertainment programming; and (iii) the increase in disposable income in each market, which in turn increases the demand for entertainment services.

TECHNOLOGY. Each of the Communications Group's cable television Joint Ventures utilizes two distribution technologies: microwave multipoint distribution system ("MMDS") and wireline cable. In some markets, a hybrid combination of MMDS and wireline cable is employed where MMDS is used to deliver programming directly to customers' homes as well as to act as a backbone to deliver programming to wireline cable networks for further distribution to the customer. The Communications Group believes that MMDS is an attractive technology to utilize for the delivery of multi-channel television services in these markets because
(i) the initial construction costs of a MMDS system generally are significantly lower than wireline cable or direct-to-home ("DTH") satellite transmission, (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably-sized service area, (iii) the high communications tower typically utilized by the MMDS network combined with the high density of multi-family dwelling units in these markets gives the MMDS networks very high line of sight ("LOS") penetration, (iv) the wide bandwidth of the spectrum typically licensed by each of the Company's Joint Ventures gives each system the ability to broadcast a wide variety of attractive international and localized programming, and (v) MMDS is a highly effective means to distribute programming to wireline cable headends eliminating the need for much of the satellite receiving equipment at each headend.

In each MMDS system operated by the Communications Group's Joint Ventures, multichannel signals are broadcast in all directions from a transmission tower which, in the case of such Joint Ventures' systems, is typically the highest structure in the city and, as a result, has very high LOS penetration. Specialized compact receiving antenna systems, installed by the Communications Group on building rooftops as part of the system or to mini-headends in wireline systems, receive the multiple channel signals transmitted by the transmission tower. The signal is then transmitted to each subscriber through a coaxial cabling system within the building or wireline system. In each city where the Communications Group provides or expects to provide service, a substantial percentage of the population (e.g., approximately 90% in Moscow) lives in large, multi-dwelling apartment buildings. This infrastructure significantly reduces installation costs and eases penetration of cable television services into a city because a single MMDS receiving location can bring service to numerous apartment buildings or wireline cable networks housing a large number of people. In order to take advantage of such benefits, in many areas, the Company is wiring buildings and/or neighborhoods so that it can serve all of the residents in the area through one microwave receiving location. Subscribers to the Company's premium tiered services typically utilize a set-top converter which descrambles the signal and are also used as channel selectors. The Company generally utilizes the same equipment across all of its cable television systems, which enables it to realize purchasing efficiencies in the build-out of its networks.

While the Communications Group's cable television systems are generally a leading provider of multi-channel television services in each of its markets, in many markets there are several small undercapitalized wireline competitors. The Communications Group's Joint Ventures in Bucharest, Romania and Chisinau, Moldova have each acquired existing wireline systems and are in the process of integrating them into their present systems. The Communications Group believes that there are additional acquisition/consolidation opportunities in several of its markets and will pursue the acquisition of select competitors on an opportunistic basis.

PROGRAMMING. The Communications Group believes that programming is a critical component in building successful cable television systems. The Communications Group currently offers a wide variety of programming including English, French, German and Russian programming, some of which is dubbed or subtitled into the local language. In order to maximize penetration and revenues per subscriber, the cable television Joint Ventures generally offer multiple tiers of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. The lifeline service generally provides programming of local off-air channels and an additional two to four channels such as MTV-Europe, Eurosport, NBC-Europe, VH-1, Cartoon Network, CNN International, SKY News and Discovery Channel. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies. The content of each programming tier varies from market to market, but generally includes channels such as MTV, Eurosport, NBC Super Channel, Bloomberg TV, Cartoon Network/TNT, BBC World, CNN, SKY News and Discovery Channel. Each tier also offers localized programming.

One of the Communications Group's Joint Ventures offers "pay-per-view" movies in one of its markets and the Communications Group plans to add similar services to its program lineups in certain of its other markets. The subscriber pays for "pay-per-view" services in advance, and the intelligent decoders that the Joint Venture uses automatically deduct the purchase of a particular service. In addition, one of the Communications Group's Joint Ventures has created a movie channel, "TV21," consisting of U.S. and European films dubbed into Russian language which distributes this channel to most of the Communications Group's other cable television Joint Ventures. Centralized dubbing and distribution of this movie channel have enabled the Communications Group to avoid the cost of separately creating a similar movie channel in its other markets.

MARKETING. While each cable television Joint Venture initially targets its cable television services toward foreign national households, embassies, foreign commercial establishments and international and local hotels, each system offers multiple tiers, at least one of which is targeted toward, and generally within the economic reach of, a substantial and growing percentage of the local population in each market. The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price to alternative entertainment products. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its cable television service. Upon launching a particular system, the Communications Group uses a combination of event sponsorships, billboard, radio and broadcast television advertising to increase awareness in the marketplace about its services.

COMPETITION. Each of the Communications Group's cable television systems competes with off-the-air broadcast television stations. In addition, in many of its cable television markets there are several existing wireline cable television providers which are generally undercapitalized, small, local companies that provide limited programming to subscribers in limited service areas. In many of its cable television markets, the Communications Group competes with providers of DTH programming services, which offer subscribers programming directly from satellite transponders. The Communications Group believes that it has significant competitive advantages over DTH providers in its lower cost and its ability to offer localized programming.

AM/FM RADIO BROADCASTING

OVERVIEW. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. Today, the Company is a leading operator of radio stations in Eastern Europe and the FSU and owns and operates, through Joint Ventures, 15 radio stations. During 1997, the Communications Group acquired interests in additional Joint Ventures operating radio stations in Prague, Czech Republic; Berlin, Germany; Tbilisi, Georgia and Vladivostok, Russian Federation and a Joint Venture operating a radio network in Estonia. In addition, the Communications Group entered into a definitive agreement to purchase an additional 25% of its Joint Venture operating two radio stations in St. Petersburg, Russia.

The Communications Group's radio broadcasting strategy is generally to acquire underdeveloped properties (i.e., stations with insignificant ratings and little or no positive cash flow) at attractive valuations. The Communications Group then installs experienced radio management to improve performance through increased marketing and focused programming. Management utilizes its programming expertise to tailor specifically the programming of each station utilizing sophisticated research techniques to identify opportunities within each market, and programs its stations to provide complete coverage of a demographic or format type. This strategy allows each station to deliver highly effective access to a target demographic and capture a higher percentage of the radio advertising audience share.

PROGRAMMING. Programming in each of the Communications Group's AM and FM markets is designed to appeal to the particular interests of a specific demographic group in such markets. The Communications Group's radio programming formats generally consist of popular music from the United States, Western Europe and the local region. News is delivered by local announcers in the language appropriate to the region, and announcements and commercials are locally produced. By developing a strong listenership base comprised of a specific demographic group in each of its markets, the Communications Group believes it will be able to attract advertisers seeking to reach these listeners. The Communications Group believes that the technical programming and marketing expertise that it provides to its Joint Ventures enhances the performance of the Joint Ventures' radio stations.

MARKETING. Radio station programming is generally targeted towards that segment which the Communications Group believes to be the most affluent within the 25-to-55-year-old demographic in each of its radio markets. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This focus is intended to enable each Joint Venture to present to advertisers with the most desirable market for the advertiser's products and services, thereby heightening the value of the station's commercial advertising time. Advertising on these stations is sold to local and international advertisers.

COMPETITION. While the Communications Group's radio stations are generally leaders in each of their respective markets, they compete in each market with stations currently in operation or anticipated to be in service shortly. Other media businesses, including broadcast television, cable television, newspapers, magazines and billboard advertising also compete with the Communications Group's radio stations for advertising revenues.

PAGING

OVERVIEW. The Communications Group commenced offering radio paging services in 1994 with the launch of paging networks serving the countries of Estonia and Romania. Paging systems are useful as a means for one-way business/personal communications without the need for a recipient to access a telephone network, which in many of the Communications Group's markets is often overloaded or unavailable. At December 31, 1997, the Communications Group's paging Joint Ventures were licensed to offer paging services in markets containing approximately 89.5 million persons. The Communications Group's Joint Ventures generally provide service in the capital or major cities in these countries and is currently expanding the services of such operations to cover additional areas. The Communications Group believes that these Joint Ventures are leading providers of paging services in their respective markets with, as of December 31, 1997, an aggregate of 57,831 subscribers, representing an increase of approximately 29% from 44,836 subscribers at December 31, 1996.

In January 1998, the Communications Group signed a definitive agreement to purchase 50% of Mobile Telecom, the largest provider of paging services in the Russian Federation. Mobile Telecom currently provides paging services in Moscow, St. Petersburg and many other cities in the Russian Federation and has obtained frequency and operating authority for more than 90 other of the largest cities in Russia. The acquisition of Mobile Telecom will enable the Communications Group to expand the roaming capability of the customers of its other paging Joint Ventures. The inclusion of Mobile Telecom in the Communications Group will also enable the Communications Group to make larger volume equipment purchases which should translate into lower prices and lower costs for its other paging Joint Ventures.

Management believes that its paging Joint Ventures will continue to experience rapid subscriber growth due to (i) the low landline telephone penetration that characterizes each of its markets, (ii) the rapid increase in the number of individuals, corporations and other organizations desiring communication services that offer substantial mobility, accessibility and the ability to receive timely information, and (iii) the continued economic growth in these markets, which is expected to make paging services relatively more affordable to the general population, and (iv) introduction of calling party pays service in Austria, Romania, Estonia and Latvia.

The Communications Group offers several types of pagers. However, substantially all of the Communications Group's subscribers choose alphanumeric pagers, which emit a variety of tones and display as many as 63 characters. Subscribers may also purchase additional services, such as paging priority, group calls and other options. In 1998, the Communications Group is launching calling party pays service. Calling party pays service is designed to reach a younger demographic by providing a pager for little or no monthly fee. The Communications Group receives a fee from the local provider for each call made to the pager. The Communications Group provides a choice of pagers, which are typically purchased by the subscriber or leased for a small monthly fee. The Communications Group also provides 24-hour operator service with operators who are capable of taking and sending messages in several languages.

TECHNOLOGY. Paging is a one-way wireless messaging technology which uses an assigned frequency and a specific pager identifier to contact a paging customer within a geographic service area. Each customer who subscribes to a paging service is assigned a specific pager number. Transmitters broadcast the appropriate signal or message to the subscriber's pager, which has been preset to monitor a designated radio frequency. Each pager has a unique number identifier, a "cap code," which allows it to pick up only those messages sent to that pager. The pager signals the subscriber through an audible beeping signal or an inaudible vibration and displays the message on the subscriber's pager. Depending on the market, the Joint Ventures offer alphanumeric pagers which have Latin and/or Cyrillic (Slavic language) character display.

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

Each of the Communications Group's paging Joint Ventures uses either terrestrial radio frequency ("Rf") control links that originate from one broadcast transmitter which is controlled by a local paging terminal and broadcast to each of the transmitters, or a satellite uplink which is controlled by the paging terminal, and which transmits to a satellite and downlinks to a receiving dish adjacent to each of the transmitters. Once a message is received by each transmitter in a simulcast market, each transmitter in turn broadcasts the paging information using the paging broadcast frequency. The Rf control link frequency is different from the paging broadcast frequency. For non-contiguous regional coverage, either telephone lines or microwave communication links are used in lieu of an Rf control link or satellite link.

MARKETING. Paging services are targeted toward people who spend a significant amount of time outside of their offices, have a need for mobility or are business people without ready access to telephones. The Communications Group targets its paging systems primarily to local businesses, the police, the military and expatriates. Paging provides an affordable way for local businesses to communicate with employees in the field and with their customers. Subscribers are charged a monthly fee which entitles a subscriber to receive an unlimited number of pages each month.

COMPETITION. The Communications Group believes that its Joint Ventures are leading providers of paging services in each of their respective markets. In some of the Communications Group's paging markets, however, the Communications Group has experienced and expects to continue to experience competition from existing small, local, paging operators who have limited areas of coverage, and from, in a few cases, paging operators established by Western European and U.S. investors with substantial experience in paging. The Communications Group believes it competes effectively with these companies because of, among other things, its high quality and reliable 24-hour service. The Communications Group does not have or expect to have exclusive franchises with respect to its paging operations and may therefore face more significant competition in its markets in the future from highly capitalized entities seeking to provide similar services.

TELEPHONY

The Communications Group's telephony line of business consists of cellular telecommunications, international toll calling, trunked mobile radio and fixed telephony.

CELLULAR TELECOMMUNICATIONS

OVERVIEW. The Communications Group owns a 21% interest in Baltcom GSM which operates a nationwide cellular telecommunications system in Latvia. The Communications Group also owns a 34% interest in Magticom, a Joint Venture that operates cellular telecommunications systems in certain cities in Georgia and is licensed to provide nationwide services. Western Wireless International Inc. ("Western Wireless"), a leading U.S. cellular provider, is a partner in each of these Joint Ventures. The Communications Group believes that there is a large demand for cellular telephone service in each of Latvia and Georgia due to the limited supply and poor quality of wireline telephone service in these markets as well as the rapidly growing demand for the mobility offered by cellular telephony service. Landline telephone penetration is approximately 25% in Latvia and 9% in Georgia. The demand for reliable and mobile telephone service is increasing rapidly and the pace is expected to continue as commerce in these regions continues to experience rapid growth.

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM entered into certain agreements with the European Bank for Reconstruction and Development ("EBRD") pursuant to which the EBRD agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system build-out and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to EBRD funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by EBRD.

As part of the financing, the EBRD was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization ("EBITDA"), not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including MITI, pledged their respective shares to the EBRD as security for repayment of the loan. As of December 31, 1997, Baltcom GSM borrowed $15.0 million from the EBRD. Under the ERBD agreements, amounts payable to the Communications Group are subordinated to amounts payable to the ERBD.

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. ("Motorola") pursuant to which Motorola agreed to finance 75% of the equipment, software and services it provides to Magticom up to an amount equal to $15.0 million. Interest on the financed amount accrues at 6-month LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola.

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owned to such partners is subordinated to Motorola.

In addition, through AAT, the Communications Group has entered into a Joint Venture agreement (the "Ningbo JV Agreement") with Ningbo United Telecommunications Investment Co., Ltd. (the "Ningbo JV") and the Ningbo JV has entered into a Network System Cooperation Contract with China Unicom (the "Network System Cooperation Contract") to (i) finance and assist China Unicom in the construction of an advanced GSM cellular telephone network and (ii) provide consulting and management support services to China Unicom in its operation of such network within the City of Ningbo, China. This system, which has an initial capacity of up to 50,000 subscribers, commenced operations in May 1997. The Communications Group's Joint Venture is entitled to 73% of the distributed cash flow, as defined in the Network System Cooperation Contract, from the network for a 15-year period.

TECHNOLOGY. The Communications Group's cellular telephone networks in Latvia and Georgia operate on the GSM standard. GSM is the standard for cellular service throughout Western Europe, which allows the Communications Group's customers to roam throughout the region. GSM's mobility is a significant competitive advantage compared to competing Advanced Mobile Phone System ("AMPS") services which cannot offer roaming service in most neighboring countries in Europe, with the exception of Russia, or Nordic Mobile Telephone ("NMT") services which are based on what the Communications Group believes is an older and less reliable technology.

MARKETING. The Communications Group targets its cellular telephony services toward the rapidly growing number of individuals, corporations and other organizations with a need for mobility, ready access to a high quality voice transmission service and the ability to conduct business outside of the workplace or home. The Communications Group sells cellular phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of cellular telephony as a desirable alternative to fixed land-based telephony systems.

Management believes that its cellular systems will benefit from several competitive advantages in each of its markets. The Communications Group intends to market its cellular telephony service to customers of its existing cable television and paging services in both Latvia and Georgia. The Communications Group believes that this database of names will be useful in marketing its cellular telephony services, as these are customers who have already exhibited an interest in modern communications services. In addition, these Joint Ventures intend to market these systems by providing a comprehensive set of packages with different service features which permit the subscriber to choose the package that most closely fits his or her needs.

COMPETITION. Baltcom GSM's primary competitor in Latvia is Latvia Mobile Telecom ("LMT"). LMT commenced service in 1995 and currently has approximately 20,000 subscribers. LMT operates a second system using the older, less efficient NMT technology that the Communications Group believes will pose less of a competitive threat than LMT's GSM system. The Communications Group believes that its primary competitors in Georgia will be Geocell, a Georgian-Turkish Joint Venture using a GSM system as well as an existing smaller provider of cellular telephony services which uses the AMPS technology in its network.

While the availability of fixed telephone systems in China is limited in capacity, the fact that these systems exist and are operated by governmental authorities means that they are a source of competition for China Unicom's proposed wireless and fixed telephony operations. In addition, one-way paging service may be a competitive alternative which is adequate for those who do not need a two-way service, or it may be a service that reduces wireless telephony usage among wireless telephony subscribers.

The Communications Group also faces competition from the primary provider of telephony services in each of its markets, which are the national telephone systems. However, given the low telephony penetration rates in Latvia and Georgia and the underdeveloped landline telephone system infrastructure, the Communications Group believes that cellular telephony provides an attractive alternative to customers who need fast, reliable and quality telephone service.

INTERNATIONAL TOLL CALLING

OVERVIEW. The Communications Group owns approximately 30% of Telecom Georgia. Telecom Georgia handles all international calls inbound to and outbound from the Republic of Georgia. Telecom Georgia has interconnect arrangements with several international long distance carriers such as Sprint and Telespazio. For every international call made to the Republic of Georgia, a payment is due to Telecom Georgia by the interconnect carrier and for every call made from the Republic of Georgia to another country, Telecom Georgia charges its subscribers and pays a destination fee to the interconnect carrier.

Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased dramatically as Telecom Georgia has expanded the number of available international telephone lines. Incoming call traffic increased from approximately 200,000 minutes per month in 1993 to the current rate of approximately 1 million minutes per month, and outgoing call traffic increased from approximately 100,000 minutes per month in 1993 to the current rate of approximately 230,000 minutes. Telecom Georgia has instituted several marketing programs in order to maintain this growth.

COMPETITION. The Communications Group does not currently face any competition in the international long distance business in Georgia, as Telecom Georgia is the only entity licensed to handle international call traffic in and out of Georgia. There can be no assurance that there will not be a competitor in the future.

TRUNKED MOBILE RADIO

OVERVIEW. The Communications Group currently owns interests in Joint Ventures which operate 5 trunked mobile radio services in Europe and Kazakstan, servicing an aggregate of 13,628 subscribers at December 31, 1997 which is an increase of approximately 105% from 6,642 subscribers at December 31, 1996. Trunked mobile radio systems are commonly used by construction teams, security services, taxi companies, service organizations and other groups with a need for significant internal communications. Trunked mobile radio allows such users to communicate with members of a closed user group without incurring the expense or delay of the public switched telephone network, and also provides the ability to provide dispatch service (i.e., one sender communicating to a large number of users on the same network). In many cases, the Communications Group's trunked mobile radio systems are also connected to the public switched telephone network thus providing some or all of the users the flexibility of communicating outside the closed user group. The Communications Group believes that lower costs and the ability to provide dispatch services affords trunked mobile radio significant advantages over cellular telephony or the public switched telephone network in fleet applications.

COMPETITION. The Communications Group is a leading provider of trunked mobile radio in its markets although it faces competition from other trunked mobile radio service providers and from private networks in all of the markets in which it operates. Trunked mobile radio also faces competition from cellular providers, especially for users who need access to the public switched telephone network for most of their needs, pagers for users who need only one-way communication and private branch exchanges, where users do not need mobile communications.

FIXED TELEPHONY

OVERVIEW. The Communications Group is currently exploring a number of investment opportunities in wireless local loop telephony systems in certain countries in Eastern Europe and the FSU and other selected emerging markets and has installed test systems in certain of these markets. The Communications Group believes that the proposed wireless local loop telephony technology it is using is a time and cost effective means of improving the communications infrastructure in such markets. The current telephone systems in these markets may be antiquated and/or overloaded, and consumers in these markets often must wait several years to obtain telephone service.

The Company believes that wireless local loop technology is a rapid and cost effective method to increase the number of subscribers to local telephone services. Wireless local loop telephony systems can provide telephone access to a large number of apartment dwellers through a single microwave transceiver installed on their building. This microwave transceiver sends signals to and from a receiver located adjacent to a central office of the public switched telephone network where the signal is routed from or into such network. This system eliminates the need to build fixed wireline infrastructure between the central office and the subscribers' building, thus reducing the time and expense involved in expanding telephone service to customers.

In 1997, the Communications Group's 50% joint venture in Kazakstan, Instaphone, was licensed to provide wireless local loop telephone services throughout that country. In order to provide such service, Instaphone has been allocated frequencies in the 2.3 to 2.5 GHz band in Almaty, the largest city in Kazakstan. The Communications Group is currently constructing the system necessary to provide service and negotiating an agreement for interconnection with the local public switched telephone system. The Communications Group expects Instaphone to launch commercial service in 1998. The Communications Group has created several other Joint Ventures that are currently exploring the opportunities to provide wireless local loop services.

In addition, the Company plans to take advantage of wired telephony opportunities from time to time. For example, the Communications Group, through AAT, has entered into joint venture agreements with China Huaneng Technology Development Corporation in Sichuan Province ("Sichuan JV") and in the city of Chongqing ("Chongqing JV") to (i) assist China Unicom in the development and construction of advanced telecommunications systems in the Sichuan Province and the city of Chongqing, China and (ii) provide telephone consulting and financing services to China Unicom within Sichuan Province and the city of Chongqing. With a population of over 110 million and a telephone penetration rate estimated at less than 2%, the Sichuan Province and the city of Chongqing projects provide a large potential market for AAT's investments and services. The project involves a 25-year period of cooperation between the Communications Group's Joint Venture and China Unicom for the development of a wired local telephone network in the Sichuan Province and the city of Chongqing with an initial capacity of 50,000 lines. For its services, the Communications Group's Joint Venture is entitled to 78% of the distributable cash flow, defined in the agreement between China Unicom and the Sichuan JV, from the network for a 25-year period for each phase of the network developed.

COMPETITION. While the existing wireline telephone systems in Eastern Europe and the FSU are often antiquated and provide inferior quality service, the fact that the network infrastructure is already in place means that it is a source of competition for the Communications Group's proposed wireless telephony operations. The Communications Group does not have or expect to have exclusive franchises with respect to its wireless telephony operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to or competitive with the Communications Group's services in its markets.

While the availability of fixed telephone systems in China is limited in capacity, the fact that these systems exist and are operated by governmental authorities means that they are a source of competition for China Unicom's proposed wireless and fixed telephony operations. In addition, one-way paging service may be a competitive alternative which is adequate for those who do not need a two-way service.

In certain markets, cellular telephone operators exist and represent a competitive alternative to the Communications Group's proposed wireless local loop telephony systems. A cellular telephone can be operated in the same manner as a wireless loop telephone in that either type of service can simulate the conventional telephone service by providing local and international calling from a fixed position in its service area. However, while cellular telephony enables a subscriber to move from one place in a city to another while using the service, wireless local loop telephony is intended to provide fixed telephone services which can be deployed as rapidly as cellular telephony but at a lower cost per line. This lower cost makes wireless local loop telephony a more attractive telephony alternative to a large portion of the populations in the Communications Group's markets that do not require mobile communications. In addition, because the wireless local loop technology which the Communications Group is using operates at 64 kilobits per second, it can be used for high speed facsimile and data transmission, including Internet access.

LICENSES

The Communications Group's operations are subject to governmental regulation in its markets and its operations require certain governmental approvals. There can be no assurance that the Communications Group will be able to obtain all necessary approvals to operate additional cable television, wireless telephony or paging systems or radio broadcasting stations in any of the markets in which it is seeking to establish additional businesses.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. One of the licenses held by the Communications Group has expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for a renewal and expects a new license to be issued. Five other licenses held or used by the Communications Group will expire during 1998, including the license for Radio Juventus, the Company's radio operation in Hungary. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

In the case of the licenses other than Radio Juventus, the Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these four licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals. In the case of Radio Juventus, the Communications Group plans to cause the venture to participate in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Company believes that Radio Juventus' prospects for winning such tender, which will be determined by the strength of its bid in the tender in comparison to the bids of other participants in the tender, are good.

JOINT VENTURE OWNERSHIP STRUCTURES/LIQUIDITY ARRANGEMENTS

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at December 31, 1997, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at December 31, 1997 (in thousands).

                                                                  AMOUNT                           TOTAL INVESTMENT
                                                              CONTRIBUTED TO   AMOUNT LOANED TO           IN
                                                 COMPANY      JOINT VENTURE/    JOINT VENTURE/      JOINT VENTURE/
JOINT VENTURE (1)                              OWNERSHIP %      SUBSIDIARY        SUBSIDIARY        SUBSIDIARY (8)
-------------------------------------------  ---------------  ---------------  -----------------  ------------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)               97%       $     612         $   6,055          $    6,667
  (11).....................................
Viginta (Vilnius, Lithuania) (2)...........            55%             397             2,363               2,760
Kosmos TV (Moscow, Russia).................            50%           1,093            10,053              11,146
Baltcom TV (Riga, Latvia)..................            50%             819            11,811              12,630
Ayety TV (Tbilisi, Georgia)................            49%             779             7,025               7,804
Kamalak TV (Tashkent, Uzbekistan)..........            50%             655             3,137               3,792
Sun TV (Chisinau, Moldova).................            50%             400             5,835               6,235
Alma TV (Almaty, Kazakstan)................            50%             222             3,547               3,769
Cosmos TV (Minsk, Belarus).................            50%             400             2,844               3,244
Teleplus (St. Petersburg, Russia) (4)......            45%             990               103               1,093

                                                                  AMOUNT                           TOTAL INVESTMENT
                                                              CONTRIBUTED TO   AMOUNT LOANED TO           IN
                                                 COMPANY      JOINT VENTURE/    JOINT VENTURE/      JOINT VENTURE/
JOINT VENTURE (1)                              OWNERSHIP %      SUBSIDIARY        SUBSIDIARY        SUBSIDIARY (8)
-------------------------------------------  ---------------  ---------------  -----------------  ------------------
PAGING
Baltcom Paging (Tallinn, Estonia) (2)......            85%       $   3,715         $   1,380          $    5,095
CNM (Romania) (2)..........................            54%             490             4,409               4,899
Paging One Services (Austria) (2)..........           100%           1,036             5,673               6,709
Baltcom Plus (Riga, Latvia)................            50%             250             2,776               3,026
Paging One (Tbilisi, Georgia)..............            45%             250             1,329               1,579
Raduga Poisk (Nizhny Novgorod, Russia).....            45%             330                48                 378
PT Page (St. Petersburg, Russia)...........            40%           1,102            --                   1,102
Kazpage (Kazakstan) (9)....................         26-41%             520               343                 863
Kamalak Paging (Tashkent, Samarkand,                   50%             180             1,809               1,989
  Bukhara and Andijan, Uzbekistan).........
Alma Page (Almaty and Ust-Kamenogorsk,                 50%          --                 2,161               2,161
  Kazakstan)...............................
Paging Ajara (Batumi, Georgia).............            35%              43               233                 276

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2).....           100%           8,107            --                   8,107
SAC (Moscow, Russia) (2)...................            83%             631             3,011               3,642
Radio Skonto (Riga, Latvia) (2)............            55%             302               252                 554
Radio One (Prague, Czech Republic) (2).....            80%             627               213                 840
NewsTalk Radio (Berlin,Germany) (2)........            70%           2,758             1,203               3,961
Radio Vladivostok, (Vladivostok, Russia)               51%             170            --                     170
  (10).....................................
Country Radio (Prague, Czech Republic)                 85%           2,040            --                   2,040
  (10).....................................
Radio Georgia (Tbilisi, Georgia) (10)......            51%             222            --                     222
Eldoradio (formerly Radio Katusha)(St.                 50%             464               930               1,394
  Petersburg, Russia) (5)..................
Radio Nika (Socci, Russia).................            51%             260                43                 303
AS Trio LSL (Tallinn, Estonia) (5).........            49%           1,572            --                   1,572

INTERNATIONAL TOLL CALLING
Telecom Georgia (Tbilisi, Georgia).........            30%           2,554            --                   2,554

TRUNKED MOBILE RADIO
Protocall Ventures, Ltd. (2) (3)...........            56%           2,550            10,725              13,275
Spectrum (Kazakstan) (12)..................            31%              36               724                 760

CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia).......................            21%          13,483            --                  13,483
Magticom (Tbilisi, Georgia)................            34%           7,890            --                   7,890
Ningbo Ya Mei Communications (Ningbo City,             41%           9,444            19,306              28,750
  China) (6)...............................

FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications, Co.            54%          11,087            --                  11,087
  (Sichuan Province, China) (4) (7)........
Chongqing Tai Le Feng Telecommunication,               54%           7,439            --                   7,439
  Co.
  (Chongqing City, China) (4) (7)..........
Instaphone (Kazakstan) (4).................            50%               4               680                 684
                                                                   -------          --------            --------
      TOTAL................................                      $  85,923         $ 110,021          $  195,944
                                                                   -------          --------            --------
                                                                   -------          --------            --------

------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group owns its trunked mobile radio ventures through Protocall, in which it has a 56% ownership interest. Through Protocall, the Communications Group owns interests in (i) Belgium Trunking (24%), which provides services in Brussels and Flanders, Belgium, (ii) Radiomovel Telecommunicacoes (36%), which provides services in Portugal, (iii) Teletrunk Spain (17-48% depending on the joint venture), which provides services through 4 Joint Ventures in Madrid, Valencia, Aragon and Catalonia, Spain and (iv) Spectrum (31%), which operates in Almaty and Aryran, Kazakstan. A portion of the Communications Group's interest in Spectrum is held directly. The above amounts include $36,050 contributed to Spectrum directly by the Company. In March 1998, the Communications Group increased its ownership of Belgium Trunking to 50%.

(4) Pre-operational systems as of December 31, 1997. In January 1998, Teleplus began to provide cable television services in St. Petersburg, Russia.

(5) Eldoradio includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes four operating in various cities throughout Estonia. In December 1997, the Communications Group entered into a definitive agreement to purchase an additional 25% of Eldoradio, increasing its ownership percentage to 75%.

(6) Ningbo Ya Mei Communications is participating in the build-out of an operational GSM system in Ningbo City, China, and providing financing, technical assistance and consulting services to the systems operator.

(7) Sichuan Tai Li Feng Telecommunications, Co. and Chongqing Tai Le Feng Telecommunication, Co. are pre-operational Joint Ventures that are participating in the construction and development of a local telephone network in the Sichuan Province and the City of Chongqing, China.

(8) The total investment does not include any incurred losses.

(9) Kazpage is comprised of a service entity and 10 paging Joint Ventures that provide services in Kazakstan. The Company's interest in the Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the Joint Ventures.

(10) The investment in these Joint Ventures were made in the quarter ended December 31, 1997. The Joint Ventures' results of operations will be consolidated with the Company's financial statements in the quarter ended March 31, 1998.

(11) In March 1998, the Communications Group increased its ownership of Romsat to 100%.

(12) In March 1998, Spectrum and its shareholders, including the Communications Group, entered into a subscription agreement with the European Bank for Reconstruction and Development ("EBRD") and the Fund New Europe ("FNE") pursuant to which the EBRD will purchase 30% and FNE 3% of the shares of Spectrum in return for making equity contributions to Spectrum of $181,800 and $18,200, respectively. In connection with such investment, the EBRD has agreed to make a loan of up to $2,000,000 to Spectrum. The closing of the share purchase and loan are subject to the satisfaction of the conditions precident set forth in the subscription agreement.

Generally, the Communications Group owns 50% or more of the equity in a Joint Venture with the balance of such equity being owned by a local entity, often a government-owned enterprise. In China, the Communications Group's Joint Ventures enter into a network system cooperation contract where the Joint Ventures are responsible for financing, providing technical advice on the construction and management consulting services on the operation of the relevant networks. In some cases, the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service. Joint Ventures' day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. The operating objectives, business plans and capital expenditures of a Joint Venture are approved by its board of directors, or in certain cases, by its shareholders. In most cases, an equal number of directors or managers of the Joint Venture are selected by the Communications Group and its local partner. In other cases, a different number of directors or managers of the Joint Venture may be selected by the Communications Group on the basis of its percentage ownership interest.

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

The Communications Group's Joint Ventures in Eastern Europe and the FSU are limited liability entities which are generally permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these Joint Ventures are limited liability companies, the Joint Ventures' equity holders have limited liability to the extent of their investment. Under the Joint Venture agreements, each of the Communications Group and the local Joint Venture partner is obligated to make initial capital contributions to the Joint Venture. In general, a local Joint Venture partner does not have the resources to make cash contributions to the Joint Venture. In such cases, the Company has established or plans to establish an agreement with the Joint Venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the Joint Venture partner signs a credit agreement with the Company pursuant to which the Company loans the Joint Venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow. Prior to repayment of its credit agreement, the Joint Ventures are significantly limited or prohibited from distributing profits to its shareholders. As of December 31, 1997, the Company had obligations to fund (i) an additional $149,000 to the equity of its Joint Ventures in Eastern Europe and the FSU (or to complete the payment of shares purchased by the Company) and (ii) up to an additional $19.0 million with respect to the various credit lines the Company has extended to its Joint Ventures in Eastern Europe and the FSU. The Company's funding commitments under such credit lines are contingent upon its approval of the Joint Ventures' business plans. To the extent that the Company does not approve a Joint Venture's business plan, the Company is not required to provide funds to such Joint Venture under the credit line. The distributions (including profits) from the Joint Venture to the Company and the local partner are made on a pro rata basis in accordance with their respective ownership interests.

In addition to loaning funds to the Joint Ventures, the Communications Group often provides certain services to many of the Joint Ventures for a fee. The Communications Group often does not require start-up Joint Ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each Joint Venture grows, the Communications Group institutes various payment mechanisms to have the Joint Venture reimburse it for services where they are provided. The failure of the Communications Group to obtain reimbursement of such services will not have a material impact on the Company's results of operations.

Under existing legislation in certain of the Communications Group's markets, distributions from a Joint Venture to its partners is subject to taxation. The laws in the Communications Group's markets vary markedly with respect to the tax treatment of distributions to Joint Venture partners and such laws have also recently been revised significantly in many of the Communications Group's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which could have a significant negative impact on the Company and its operations.

SNAPPER

GENERAL. Snapper manufactures Snapper-Registered Trademark- brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, garden tractors, zero turn radius lawn equipment, garden tillers, snow throwers and related parts and accessories. The commercial mowing equipment and mid-mount commercial equipment includes commercial quality self-propelled walk-behind lawnmowers and wide area and front-mount zero turn radius lawn equipment.

Snapper products are premium-priced, generally selling at retail from $300 to $10,500. Snapper sells and supports directly a 5,000-dealer network for the distribution of its products. Snapper also sells its products through foreign distributors and offers a limited selection of residential walk-behind lawnmowers and rear-engine riding lawnmowers through approximately 250 Home Depot locations.

A large percentage of the residential sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Snapper has an agreement with a financial institution which makes floor-plan financing for Snapper products available to dealers. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper. Under the terms of this agreement, a default in payment by one of the dealers on the program is non-recourse to Snapper. If there is a default by a dealer Snapper is obligated to repurchase any equipment recovered from the dealership that is new and unused. At December 31, 1997 there was approximately $65.7 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

Snapper also makes available, through General Electric Credit Corporation, a retail customer revolving credit plan. This credit plan allows consumers to pay for Snapper products over time. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1.0 million square feet. Excluding engines and tires, Snapper manufactures a substantial portion of the component parts to its products. Most of the parts and material for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 1997, Snapper spent an average of $4.4 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark "Snapper-Registered Trademark-" is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

The lawn and garden industry is highly competitive with the competition based upon price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. A large number of companies manufacture and distribute products that compete with Snapper's, including The Toro Company, Lawn-Boy (a product of

The Toro Company), Sears, Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, American Yard Products, Inc., MTD Products, Inc. and Simplicity Manufacturing, Inc.

INVESTMENT IN RDM

In December 1994, the Company acquired 19,169,000 shares of RDM common stock, representing approximately 39% of the outstanding shares of RDM common stock as of the date thereof, in exchange for all of the issued and outstanding capital stock of four of its wholly owned subsidiaries (the "Exchange Transaction"). At the time of the Exchange Transaction, RDM, a New York Stock Exchange ("NYSE") listed company, through its operating subsidiaries, was a leading manufacturer of fitness equipment and toy products in the United States.

In connection with the Exchange Transaction, the Company, RDM and certain officers of RDM entered into a shareholders agreement, pursuant to which, among other things, the Company obtained the right to designate four individuals to serve on RDM's Board of Directors, subject to certain reductions.

In June 1997, RDM entered into a $100.0 million revolving credit facility (the "RDM Credit Facility") with a syndicate of lenders led by Foothill Capital Corporation (the "Lender") and used a portion of the proceeds of such facility to refinance its existing credit facility. In order to induce the Lender to extend the entire amount of the RDM Credit Facility, Metromedia Company ("Metromedia"), a company controlled by John Kluge, the Chairman of the Board of Directors of the Company and Stuart Subotnick, the Chief Executive Officer of the Company provided the Lender with a $15.0 million letter of credit (the "Metromedia Letter of Credit") that could be drawn by the Lender (i) upon five days notice, if RDM defaulted in any payment of principal or interest or breached any other convenant or agreement in the RDM Credit Facility and as a result of such other default the lenders accelerated the amounts outstanding under the RDM Credit Facility, subject, in each such case, to customary grace periods, or (ii) immediately, upon the bankruptcy or insolvency of RDM. In consideration for the Metromedia Letter of Credit, RDM issued to Metromedia 10-year warrants to acquire 3,000,000 shares of RDM common stock, exercisable after 90 days from the date of issuance at an exercise price of $.50 per share (the "RDM Warrants"). In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia offered the Company the opportunity to substitute its Letter of Credit for the Metromedia Letter of Credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its Letter of Credit ("Letter of Credit") for the Metromedia Letter of Credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such payment. As a result, on August 22, 1997, the Lender declared an Event of Default (as defined under the RDM Credit Facility) and accelerated all amounts outstanding under such facility. On August 29, 1997, RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have proceeded with the liquidation of their assets and properties and have discontinued ongoing business operations. As of August 22, 1997, the closing price per share of RDM common stock was $.50 and the quoted market value of the Company's investment in RDM was approximately $9.6 million. As a result RDM's financial difficulties and uncertainties, the NYSE halted trading in the shares of RDM common stock and the Company believes that it will not receive any compensation for its equity interest.

After the commencement of the chapter 11 cases, the Lender drew the entire amount of the Letter of Credit. Consequently, the Company will become subrogated to the Lender's secured claims against the Company in an amount equal to the drawing under the Letter of Credit, following payment in full of the

Lender. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or that RDM's remaining assets will be sufficient to pay any such subrogations claims.

On February 18, 1998, the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee in the United States Bankruptcy Court for the Northern Division of Georgia. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the bankruptcy court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. The bankruptcy court also ordered that the chapter 11 cases not convert to cases under chapter 7 of the Bankruptcy Code. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation.

THE ENTERTAINMENT GROUP SALE

On July 10, 1997, the Company consummated the sale (the "Entertainment Group Sale") of substantially all of the assets of its Entertainment Group, consisting of Orion Pictures Corporation ("Orion"), Samuel Goldwyn Company ("Goldwyn") and Motion Picture Corporation of America ("MPCA") (and their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, for a gross consideration of $573.0 million. The Company had operated the Entertainment Group since the November 1 Merger. The Company used $296.4 million of the proceeds from the Entertainment Group Sale to repay all amounts outstanding under the Entertainment Group's credit facilities and certain other indebtedness of the Entertainment Group and $140.0 million of such proceeds to repay all of its outstanding debentures.

LANDMARK SALE

On December 17, 1997, the Company entered into an agreement (the "Landmark Agreement") with Silver Cinemas, Inc. ("Silver Cinemas"), pursuant to which the Company sold to Silver Cinemas (the "Landmark Sale") all of the assets, except cash and certain of the liabilities of Landmark, for an aggregate cash purchase price of approximately $62.5 million. The Company anticipates that the Landmark Sale will be consummated in April 1998.

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not affected materially nor is it expected to affect materially Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1997 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1997. As of December 31, 1997, the Company had a remaining reserve of approximately $1.1 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary's liability, if any, has not been determined, but the Company believes that such liability will not be material.

The Company, through a wholly owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation ("DP"), a former subsidiary of the Company that used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. The Opelika Property was transferred to the Company's wholly owned subsidiary in connection with the sale of the Company's former sporting goods subsidiary. In connection with such sale, the Company entered into an environmental indemnity agreement (the "Environmental Indemnity Agreement") under which the Company is obligated for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Environmental Indemnity Agreement with respect to the Opelika Property are not limited. The Environmental Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") advised the Company that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM requires the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company has retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to ADEM that the work was completed and the Company will undertake to monitor the property on a quarterly basis. The Company believes that its reserves of approximately $1.6 million will be adequate to cover all further costs of remediation.

EMPLOYEES

As of March 9, 1998, the Company through its subsidiaries had approximately 1,300 regular employees. Of which, approximately 700 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

SEGMENT AND GEOGRAPHIC DATA

Business segment data and information regarding the Company's foreign revenues by country area are included in notes 2, 3 and 14 to the Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 2. PROPERTIES

The following table contains a list of the Company's principal properties:

                                                                       NUMBER OF
                                                                ------------------------
DESCRIPTION                                                        OWNED       LEASED                 LOCATION
--------------------------------------------------------------  -----------  -----------  --------------------------------
THE COMMUNICATIONS GROUP:
Office space                                                        --                1   Stamford, Connecticut
Office space                                                        --                1   Moscow, Russia
Office space                                                        --                1   Vienna, Austria
Office space                                                        --                2   New York, New York
Office space                                                        --                1   Beijing, People's Republic of
                                                                                            China

GENERAL CORPORATE:
Office space                                                        --                1   East Rutherford, New Jersey

SNAPPER:
Manufacturing plant                                                      1       --       McDonough, Georgia
Distribution facility                                               --                2   McDonough, Georgia
Distribution facility                                               --                1   Dallas, Texas
Distribution facility                                               --                1   Greenville, Ohio
Distribution facility                                               --                1   Reno, Nevada

The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

ITEM 3. LEGAL PROCEEDINGS

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

In re Fuqua Industries, Inc. Shareholder Litigation, Del. Ch., Consolidated C.A. No. 11974. Plaintiff Virginia Abrams filed this purported class and derivative action in the Delaware Court of Chancery (the "Court") on February 22, 1991 against Fuqua Industries, Inc. ("Fuqua"), Intermark, Inc. ("Intermark"), the then-current directors of Fuqua and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua and Intermark in the absence of approval by a majority of Fuqua's disinterested shareholders. Subsequently, two similar actions, styled Behrens v. Fuqua Industries, Inc. et al.. Del. Ch., C.A. No. 11988 and Freberg v. Fuqua Industries, Inc. et al. Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants' motion to dismiss, The Court dismissed all of plaintiffs' class claims and dismissed all of plaintiffs' derivative claims except for the claims that Fuqua board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark, "Triton") was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

On February 5, 1998, the plaintiffs filed a consolidated third amended derivative complaint and named as defendants Messrs. J.B. Fuqua, Klamon, Sanders, Scott, Warner and Zellars. The Complaint alleged that defendants (i) entered into an agreement pursuant to which Triton was exempted from 8 Del. C. 203 and (2) undertook a program pursuant to which 4.9 million shares of Fuqua common stock were repurchased, both allegedly in furtherance of an entrenchment plan. For their relief, plaintiffs seek damages and an accounting of profits improperly obtained by defendants.

On March 9, 1998, defendants Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company filed its answer the same day, submitting itself to the jurisdiction of the Court for a proper resolution of the claims purported to be set forth by the plaintiffs. On March 10, 1998, defendant J.B. Fuqua filed his answer denying each of the substantive allegations of wrongdoing contained in the third amended complaint.

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California as a purported class action lawsuit. Plaintiff Michael Shores alleged that, in connection with the Goldwyn Merger, Goldwyn's directors and majority shareholder breached their fiduciary duties to the public shareholders of Goldwyn. Plaintiff subsequently added, in an amended complaint, an allegation that the Company aided and abetted the other defendants' fiduciary breaches. The Company successfully demurred to the amended complaint on the ground that it did not state a cause of action against the Company, and plaintiff was given an opportunity to replead. Plaintiff filed a second amended complaint and alleged, in addition to his other claims, that the Company negligently misrepresented and/or omitted material facts in the Company's prospectus issued for the Goldwyn Merger. The Company again successfully demurred to the second amended complaint, and the court refused to allow the plaintiff another opportunity to replead the aiding and abetting claim against the Company, but the plaintiff may replead the negligent misrepresentation claim. The plaintiff has repleaded the third amended complaint alleging only the negligent misrepresentation claim. The Company believes it has meritorious defenses and is vigorously defending such action.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of Goldwyn, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust (the "Trust") to enter into various agreements in connection with the Goldwyn Merger; breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and is using, without permission, the "Samuel Goldwyn" trademark. The complaint also alleges that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. The Company had demurred on the plaintiff's complaint. The Company believes it has meritorious defenses and is vigorously defending such action.

SYDNEY H. SAPOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART
  SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, ET AL.

On June 30, 1997, the plaintiffs in SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court of the State of California alleging $28.7 million in damages from the breach of an agreement to pay a finder's fee in connection with the Entertainment Group Sale. The Company believes it has meritorious defenses and is vigorously defending such action.

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES,
  INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that MITI conspired against and tortiously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 MITI filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The Company believes that it has meritorious defenses and is vigorously defending this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and certain executive officers of the Communications Group and their respective ages and positions are as follows:

     NAME                                 AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------

    John W. Kluge...................          83   Chairman
    Stuart Subotnick................          56   Vice Chairman, President and Chief Executive Officer
    Silvia Kessel...................          47   Executive Vice President, Chief Financial Officer and Treasurer
    Arnold L. Wadler................          54   Executive Vice President, General Counsel and Secretary
    Robert A. Maresca...............          63   Senior Vice President
    Vincent D. Sasso, Jr............          39   Vice President

    METROMEDIA INTERNATIONAL TELECOMMUNICATIONS
      INC.:
    Carl C. Brazell.................          56   Co-President
    Richard J. Sherwin..............          55   Co-President
    William Manning.................          41   Senior Vice President and Chief Financial Officer

    METROMEDIA CHINA
      CORPORATION ("MCC"):
    Max E. Bobbitt..................          52   President and Chief Executive Officer
    Mark Hauf.......................          49   Executive Vice President and Chief Operating Officer
    G. Mont Williams................          53   Senior Vice President and Chief Technical Officer

    SNAPPER, INC.:
    Robin G. Chamberlain............          38   President and Chief Executive Officer
    J. Roddy Wells..................          38   Senior Vice President and Chief Financial Officer

The following is a biographical summary of the experience of the executive officers of the Company and certain executive officers of the Company's subsidiaries.

Mr. Kluge has served as Chairman of the Board of Directors of the Company since the consummation of the November 1 Merger and served as Chairman of the Board of Orion from 1992 until the Entertainment Group Sale. In addition, Mr. Kluge has served as Chairman and President of Metromedia and its predecessor-in-interest, Metromedia, Inc. for over six years. Mr. Kluge is also a director of Metromedia Fiber Network, Inc., Occidental Petroleum Corporation and Conair Corporation. Mr. Kluge is Chairman of the Company's Executive Committee and is a member of the Nominating Committee.

Mr. Subotnick has served as Vice Chairman of the Board of Directors since the consummation of the November 1 Merger and as President and Chief Executive Officer of the Company since December, 1996.

In addition, Mr. Subotnick served as Vice Chairman of the Board of Orion from November, 1992 until the Entertainment Group Sale. Mr. Subotnick has served as Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over six years. Mr. Subotnick is also Chairman of the Board of Directors of Big City Radio, Inc., and also is a director of Metromedia Fiber Network, Inc., Carnival Cruise Lines, Inc., and, was a director of RDM from February 28, 1997 to February 25, 1998. Mr. Subotnick is a member of the Executive Committee of the Company.

Ms. Kessel has served as Executive Vice President, Chief Financial Officer and Treasurer since August 29, 1996 and, from November 1, 1995 until that date, as Senior Vice President, Chief Financial Officer and Treasurer of the Company. In addition, Ms. Kessel served as Executive Vice President of Orion from January, 1993 until the Entertainment Group Sale, Senior Vice President of Metromedia since 1994 and President of Kluge & Company since January 1994. Prior to that time, Ms. Kessel served as Senior Vice President and a Director of Orion from June 1991 to November 1992 and Managing Director of Kluge & Company (and its predecessor) from April 1990 to January 1994. Ms. Kessel is also a director of Metromedia Fiber Network, Inc. and Big City Radio, Inc. and was a director of RDM from February 28, 1997 to February 25, 1998. Ms. Kessel is a member of the Nominating Committee of the Company.

Mr. Wadler has served as Executive Vice President, General Counsel and Secretary since August 29, 1996 and, from November 1, 1995 until that date, as Senior Vice President, General Counsel and Secretary of the Company. In addition, Mr. Wadler served as a Director of Orion from 1991 until the Entertainment Group Sale and as Senior Vice President, Secretary and General Counsel of Metromedia for over six years. Mr. Wadler is also a director of Metromedia Fiber Network, Inc. and Big City Radio, Inc. Mr. Wadler is Chairman of the Nominating Committee of the Company.

Mr. Maresca has served as a Senior Vice President of the Company since November 1, 1995 and has served as a Senior Vice President-Finance of Metromedia for over six years.

Mr. Sasso has served as the Company's Vice President of Financial Reporting since July 1996. Prior to that time, Mr. Sasso served in a number of positions at KPMG Peat Marwick LLP from November 1984 to July 1996, including partner from July 1994 to June 1996.

Mr. Brazell has served as Co-President and Director of MITI and a predecessor company since 1993. Prior to that time, Mr. Brazell served as President and Chief Executive Officer of Command Communications, Inc., an owner of radio properties, and prior to that served in various capacities in the radio broadcasting industry, including serving as President of the radio division of Metromedia, Inc., the predecessor-in-interest to Metromedia Company.

Mr. Sherwin has served as Co-President and Director of MITI and was a founder of the predecessor company, International, Telcell, Inc., since October 1990. Prior to that time, Mr. Sherwin served as the Chief Operating Officer of Graphic Scanning Corp., a leading operator of cellular telephone, radio paging and wireless cable television in the United States. Prior to his role at Graphic Scanning Corp., he served in a number of marketing and sales positions with IBM. Mr. Sherwin has served as Chairman of the Board and a director of the Personal Communications Industry Association.

Mr. Manning has served as Senior Vice President and Chief Financial Officer of MITI since 1992. Prior to joining MITI, Mr. Manning was Vice President and Chief Financial Officer of the Sillerman Companies, a group of companies primarily focused on the radio broadcasting industry. He has also held a variety of management positions in companies such as CBS, Inc. and Control Data Corporation.

Mr. Bobbitt has served as President and Chief Executive Officer of AAT since January 1996 and of MCC since March 1, 1997. In January 1995, Mr. Bobbitt retired from ALLTEL Corporation, a leading telecommunications and information services company. During his twenty-four career with ALLTEL

Corporation, Mr. Bobbitt served as a director and held various positions including President and Chief Operating Officer, Executive Vice President and Chief Financial Officer. He currently serves as a director of WorldCom, Inc., an international telecommunications and information services company.

Mr. Hauf joined MCC in September 1996 as Senior Vice President and Chief Information Officer. He became Executive Vice President and Chief Operating Officer in July 1997. He was Vice President and Chief Information Officer for Universal Oil Products from March 1995 to September 1996. He was a founding partner and Chief Information Officer of Multimedia Sales Agent, Inc. from September 1993 to March 1995. He held several positions with Wisconsin Bell from 1968 to 1988 and joined Ameritech from 1988 to 1993 and served as Vice President-Information Technology Services.

Mr. Williams joined MCC in August 1996 as Senior Vice President and Chief Technology Officer. He was self employed as a Senior Telecommunications Consultant from 1992 to August 1996. He served as Vice President of Business Development and other positions for Ameritech from 1988 to 1992. He served as Vice President of Business Development and other positions with Sprint from 1982 to 1988.

Ms. Chamberlain joined Snapper in 1989. Ms. Chamberlain has served as President and Chief Executive Officer of the Company since December 1996, prior to that Ms. Chamberlain was Vice President and Chief Financial Officer of Snapper and has also served as Vice President and Treasurer, Controller and Assistant Controller of Snapper.

Mr. Wells joined Snapper in 1995. Mr. Wells has served as Vice President and Chief Financial Officer of the Company since 1997 and prior to that served as Controller. Mr. Wells served in a number of positions including Senior Accounting and Financial Systems Manager of Southeast Paper Manufacturing Company from 1987 to 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since November 2, 1995, the Common Stock has been listed and traded on the American Stock Exchange and the Pacific Stock Exchange (the "AMEX" and "PSE", respectively) under the symbol "MMG". Prior to November 2, 1995, the Common Stock was listed and traded on both the NYSE and the PSE under the symbol "ACT". The following table sets forth the quarterly high and low closing sales prices per share for the Company's Common Stock as reported by the AMEX.

                                                                          MARKET PRICE OF COMMON STOCK
                                                                    ----------------------------------------
                                                                           1997                  1996
                                                                    ------------------    ------------------
QUARTERS ENDED                                                       HIGH        LOW       HIGH        LOW
-----------------------------------------------------------------   -------    -------    -------    -------
March 31.........................................................   $11 7/8    $ 9 3/16   $14 1/4    $11 1/2
June 30..........................................................    13 1/16     7 7/16    16 5/8     12 1/4
September 30.....................................................    12 7/8     10 7/8     12 1/2      9 1/2
December 31......................................................    14 1/4      8 3/4     12 1/8      8 7/8

Holders of Common Stock are entitled to such dividends as may be declared by the Company's Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to finance the development and expansion of its businesses. The decision of the Board of Directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition and the existence or absence of any contractual limitations on the payment of dividends. The Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 24, 1998, there were approximately 7,403 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $14 7/16 per share as reported by the AMEX.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                              YEARS ENDED FEBRUARY
                                                            YEARS ENDED DECEMBER 31,                   28,
                                                      -------------------------------------  -----------------------
                                                         1997        1996(1)      1995(2)       1995        1994
                                                      -----------  -----------  -----------  ----------  -----------

                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues (3)........................................  $   204,328  $    36,592  $     5,158  $    3,545  $        51
Equity in losses of Joint Ventures..................      (13,221)     (11,079)      (7,981)     (2,257)        (777)
Loss from continuing operations (3) (4).............     (130,901)     (72,146)     (36,265)    (19,141)      (7,334)
Income (loss) from discontinued operations (3)......      234,036      (38,592)    (344,329)    (50,270)    (125,196)
Loss from extraordinary items (5)...................      (14,692)      (4,505)     (32,382)     --          --
Net income (loss)...................................  $    88,443  $  (115,243) $  (412,976) $  (69,411) $  (132,530)
Income (loss) per common share--Basic (6):
  Continuing operations.............................  $     (2.02) $     (1.33) $     (1.48) $    (0.95) $     (0.43)
  Discontinued operations...........................         3.50        (0.71)      (14.03)      (2.48)       (7.28)
  Extraordinary items...............................        (0.22)       (0.08)       (1.32)     --          --
  Net income (loss).................................  $      1.26  $     (2.12) $    (16.83) $    (3.43) $     (7.71)
Ratio of earnings to fixed charges (7)..............      n/a          n/a          n/a         n/a          n/a
Weighted average common shares outstanding..........       66,961       54,293       24,541      20,246       17,188
Dividends per common share..........................      --           --           --           --          --
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets (8)....................................  $   789,272  $   513,118  $   328,600  $   40,282  $    54,440
Notes and subordinated debt.........................       79,416      190,754      171,004      24,948        9,999

------------------------

(1) The consolidated financial statements for the year ended December 31, 1996 include two months (November and December 1996) of the results of operations of Snapper.

(2) The consolidated financial statements for the year ended December 31, 1995 include operations for Actava and Sterling from November 1, 1995 and two months for Orion (January and February 1995) that were included in the February 28, 1995 consolidated financial statements. The net loss for the two month duplicate period was $11.4 million.

(3) On July 10, 1997, the Company completed the Entertainment Group Sale and anticipates completing the Landmark Sale in April 1998. These transactions have been treated as discontinuances of business segments and, accordingly, the Company's consolidated financial statements reflect the results of operations of the Entertainment Group and Landmark as discontinued segments.

(4) Included in the year ended December 31, 1997 are equity in losses and writedown of investment in RDM of $45.1 million.

(5) For each of the years ended December 31, 1997, 1996 and 1995, the extraordinary items reflect the loss on the repayment of debt in each period.

(6) The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" and has restated all prior period earnings per share as required.

(7) For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company plus (i) its majority-owned subsidiaries, whether or not consolidated, (ii) its proportionate share of any fifty-percent-owned Joint Ventures, and (iii) any income received from less-than-fifty-percent-owned Joint Ventures. Fixed charges are the sum of (i) interest costs, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 1997, 1996 and 1995 and for the years ended February 28, 1995 and 1994; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiencies in earnings to fixed charges for the years ended December 31, 1997, 1996 and 1995 and for the years ended February 28, 1995 and 1994 were $142.5 million, $66.5 million, $33.0 million, $18.4 million and $7.3 million, respectively.

(8) Total assets include the net assets of the Entertainment Group and Landmark. The net assets (liabilities) of the Entertainment Group at December 31, 1996 and 1995 and February 28, 1995 and 1994 were $11.0 million, $12.1 million, ($8.5 million) and $41.8 million, respectively. The revenues of the Entertainment Group for the years ended December 31, 1996 and 1995 and February 28, 1995 and 1994 were $135.6 million, $133.8 million, $191.2 million and $175.7 million, respectively. At December 31, 1997 and 1996, the net assets of Landmark, which was acquired on July 2, 1996, were $46.8 million and $46.5 million, respectively. The revenues of Landmark for the period July 2, 1996 to December 31, 1996 were $29.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

GENERAL

On July 10, 1997 the Company completed the Entertainment Group Sale, and anticipates completing the sale of Landmark Theatre Group, Inc. ("Landmark") in April 1998 (see Notes 5 and 6 of the Notes to Consolidated Financial Statements). Both transactions have been recorded as a sale of a business segment and, accordingly the consolidated balance sheets reflect the net assets of the discontinued segments. In addition, the consolidated statements of operations reflect the results of these operations as discontinued segments.

The continuing business activities of the Company consist of two business segments: (i) the development and operation of communications businesses in Eastern Europe and the FSU, China and other selected emerging markets, which include cable television, paging services, radio broadcasting and various types of telephony services; and (ii) the manufacture of lawn and garden products through Snapper.

On November 1, 1995, Orion, MITI, the Company and Sterling consummated the November 1 Merger. In connection with the November 1 Merger, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc."

For financial reporting purposes only, Orion and MITI have been deemed to be the joint acquirers of Actava and Sterling. The acquisition of Actava and Sterling was accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Merger are the combined financial statements of Orion and MITI, rather than of Actava.

The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During 1995, the Company adopted a formal plan to dispose of Snapper and, as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualifies to treat its investment in RDM as a discontinued operation and the Company has included in its results of operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia. On February 18, 1998, the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee in the United States Bankruptcy Court for the Northern Division of Georgia. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19,1998, the bankruptcy court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. The bankruptcy court also ordered that the chapter 11 cases not convert to cases under chapter 7 of the Bankruptcy Code. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation. The Company does not believe it will be entitled to any distributions from its equity interest in RDM.

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in Eastern Europe, the FSU, China and other selected emerging markets.

The Communications Group's Joint Ventures currently offer cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio. The Communications Group's Joint Ventures' partners are principally governmental agencies or ministries.

The Communications Group's investments in communications businesses are made in two primary geographic areas in Eastern Europe and the FSU, and in China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures in which it invests. Currently, legal restrictions in China prohibit foreign ownership and operation in the telecommunications sector. The Communications Group's China Joint Ventures invest in network construction and development of telephony networks for China United Telecommunications Incorporated ("China Unicom"). The completed networks are operated by China Unicom. The China Joint Ventures receive payments from China Unicom based on revenues and profits generated by the networks in return for their providing financing, technical advice and consulting and other services. Hereinafter, all references to the Communications Group Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and the Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony networks of China Unicom.

The Company's financial statements consolidate the accounts and results of operations of only 11 of the Communications Group's 44 operating Joint Ventures at December 31, 1997. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See Notes 2 and 3 to the "Notes to Consolidated Financial Statements" of the Company for the year ended December 31, 1997, for these Joint Ventures and their summary financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. The lawnmowers include rear engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

The following table sets forth the operating results for the years ended December 31, 1997, 1996 and 1995 of the Company's Communications Group and lawn and garden products segments. Financial information summarizing the results of operations of Snapper, which was classified as an asset held for sale on November 1, 1995 to October 31, 1996, is presented in Note 8 to the "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEGMENT INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Communications Group:
  Revenues.................................................................  $    21,252  $    14,047  $     5,158
  Cost of sales and operating expenses.....................................       (2,549)      (1,558)     --
  Selling, general and administrative......................................      (68,936)     (38,129)     (26,991)
  Depreciation and amortization............................................       (9,749)      (6,403)      (2,101)
                                                                             -----------  -----------  -----------
      Operating loss.......................................................      (59,982)     (32,043)     (23,934)
                                                                             -----------  -----------  -----------
  Equity in losses of Joint Ventures.......................................      (13,221)     (11,079)      (7,981)
  Minority interest........................................................        8,893          666          188
                                                                             -----------  -----------  -----------
                                                                                 (64,310)     (42,456)     (31,727)
Snapper:
  Revenues.................................................................      183,076       22,545      --
  Cost of sales and operating expenses.....................................     (123,995)     (20,700)     --
  Selling, general and administrative......................................      (67,354)      (9,954)     --
  Depreciation and amortization............................................       (6,973)      (1,256)     --
                                                                             -----------  -----------  -----------
      Operating loss.......................................................      (15,246)      (9,365)     --
                                                                             -----------  -----------  -----------
Corporate Headquarters and Eliminations:
  Revenues.................................................................      --           --           --
  Cost of sales and operating expenses.....................................      --           --           --
  Selling, general and administrative......................................       (5,549)      (9,355)      (1,109)
  Depreciation and amortization............................................          (12)         (18)     --
                                                                             -----------  -----------  -----------
      Operating loss.......................................................       (5,561)      (9,373)      (1,109)
                                                                             -----------  -----------  -----------
Consolidated-Continuing Operations:
  Revenues.................................................................      204,328       36,592        5,158
  Cost of sales and operating expenses.....................................     (126,544)     (22,257)     --
  Selling, general and administrative......................................     (141,839)     (57,439)     (28,100)
  Depreciation and amortization............................................      (16,734)      (7,677)      (2,101)
                                                                             -----------  -----------  -----------
      Operating loss.......................................................      (80,789)     (50,781)     (25,043)
Interest expense...........................................................      (20,922)     (19,090)      (5,935)
Interest income............................................................       14,967        8,552        2,506
Income tax benefit (expense)...............................................        5,227         (414)     --
Equity in losses of Joint Ventures.........................................      (13,221)     (11,079)      (7,981)
Equity in losses of and writedown of investment in RDM.....................      (45,056)     --           --
Minority interest..........................................................        8,893          666          188
Discontinued operations....................................................      234,036      (38,592)    (344,329)
Extraordinary items........................................................      (14,692)      (4,505)     (32,382)
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $    88,443  $  (115,243) $  (412,976)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
MMG CONSOLIDATED-RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

For the year ended December 31, 1997, net income was $88.4 million as compared to a net loss of $115.2 million for the prior year.

The net income in 1997 includes the gain on the Entertainment Group Sale of $266.3 million and losses from discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of debt and a further writedown of the Company's investment in RDM amounting to $45.1 million. The 1996 loss from discontinued operations and extraordinary loss are attributable to the writedown of the Company's investment in RDM to its net realizable value, the loss from operations of the Entertainment Group, income from operations of Landmark and the loss associated with the refinancing of the Entertainment Group debt facility as part of the acquisition of Goldwyn and MPCA in July 1996. In addition, net income in 1997 and net loss in 1996 included equity in losses of the Communications Group's Joint Ventures of $13.2 million and $11.1 million, respectively.

Operating loss increased to $80.8 million for the year ended December 31, 1997 from $50.8 million for the year ended December 31, 1996. The increase in operating loss reflects the $5.9 million increase in Snapper's operating loss in 1997, compared to the period of November 1, 1996 to December 31, 1996 and increases in selling, general and administrative costs due principally to the continued growth of the Communications Group.

Interest expense increased $1.8 million to $20.9 million in 1997, primarily due to the inclusion of interest from the Snapper credit facility partially offset by the repayment of the outstanding debentures in August 1997 at corporate headquarters. The average interest rate on average debt outstanding of $143.0 million and $174.2 million in 1997 and 1996, respectively was 14.6% and 11.0%, respectively.

Interest income increased $6.4 million to $15.0 million in 1997, principally from investment of funds at corporate headquarters from the preferred stock offering in September 1997 and increased interest income resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain of the Entertainment Group Sale.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

During the year ended December 31, 1996, the Company reported a loss from continuing operations of $72.1 million, a loss from discontinued operations of $38.6 million and an extraordinary loss on extinguishment of debt of $4.5 million, resulting in a net loss of $115.2 million. This compares to a loss from continuing operations of $36.3 million, a loss from discontinued operations of $344.3 million and a loss on extinguishment of debt of $32.4 million, resulting in a net loss of $413.0 million for the year ended December 31, 1995. The loss from continuing operations increased by $35.8 million primarily as a result of increases in the operating losses at the Communications Group, corporate overhead and the consolidation of Snapper losses as of November 1, 1996.

The 1996 loss from discontinued operations and extraordinary item loss were attributable to the writedown of the Company's investment in RDM to its net realizable value, the loss from operations of the Entertainment Group, income from operations of Landmark and the loss associated with the refinancing of the Entertainment Group debt facility as part of the Goldwyn and MPCA acquisitions in July 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The 1995 loss from discontinued operations represents the writedown of the portion of the purchase price of the Company allocated to Snapper on November 1, 1995 to its net realizable value and the loss from operations of the Entertainment Group.

The extraordinary loss relating to the early extinguishment of debt in 1995 was a result of the repayment and termination of certain Entertainment Group debt, which was refinanced with funds provided under the Old Orion Credit Facility (as defined in Note 4 to the Consolidated Financial Statements) and a non-interest bearing promissory note from the Company, and to the charge-off of the unamortized discount associated with such obligations.

Interest expense increased $13.2 million in 1996. This increase in interest expense was primarily due to the interest on the debt at corporate headquarters for twelve months in 1996 as compared to two months in 1995, which was partially offset by the reduction in interest expense for the Communications Group since the Company funds its operations. The average interest rates on average debt outstanding of $174.2 million and $65.4 million in 1996 and 1995, respectively were 11.0% and 8.8%, respectively.

Interest income increased $6.0 million principally as a result of funds invested at corporate headquarters from of the common stock offering in July 1996 and increased interest resulting from increased borrowings under the Communications Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

COMMUNICATIONS GROUP-RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

Revenues increased to $21.3 million in 1997 from $14.0 million in 1996. Revenues of unconsolidated Joint Ventures in 1997 and 1996 appear in Notes 2 and 3 to the "Notes to Consolidated Financial Statements." The growth in revenue of the consolidated Joint Ventures has resulted primarily from an increase in radio operations in Moscow and cable operations in Romania. Revenue from radio operations increased to $13.5 million in 1997 from $9.4 million in 1996. Cable television revenues increased by $1.7 million in 1997 from $170,000 in 1996. Radio paging services generated revenues of $3.3 million for 1997 as compared to $2.9 million for 1996. Management fees and licensing fees decreased to $1.2 million for 1997 from $1.8 million in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $30.8 million or 81% in 1997 as compared to 1996. Approximately 50% of the increase relates to the expansion of operations in China including the dissolution of a Joint Venture and non-cash compensation expenses. The remaining increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures as well as additional staffing at the radio broadcasting stations, cable television operations and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $9.7 million in 1997 from $6.4 million in 1996. The increase was primarily a result of the amortization of goodwill in connection with the acquisition of AAT.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in 1997 and 1996 represent the Communications Group's equity in the losses of the Joint Ventures for the twelve months ended September 30, 1997 and 1996, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $70.4 million in 1997, compared to $44.8 million in 1996. The Communications Group recognized equity in losses of its Joint Ventures of approximately $11.8 million in 1997, compared to $11.1 million in 1996.

The increase in losses of the Joint Ventures of $700,000 from 1996 to 1997 is attributable to (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $900,000, (ii) increased equity losses of the Latvian GSM venture of $1.5 million, and (iii) increased equity losses of Protocall's trunked mobile radio ventures and the cable ventures in Latvia and Moldova of $1.0 million, $1.5 million and $900,000, respectively, which losses were partially offset by increases in the equity results of $1.7 million and $3.4 million of the operations of the Communications Group's cable venture in Moscow and telephony venture in Georgia.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China, amounted to $1.4 million in 1997. The loss is attributable to the Communications Group's Ningbo JV, which commenced operations May 1997.

MINORITY INTEREST

Losses allocable to minority interests increased to $8.9 million in 1997 from $666,000 in 1996. The increase principally represents the inclusion of losses allocable to the minority shareholders of MCC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

REVENUES

Revenues of consolidated Joint Ventures increased to $14.0 million in 1996 from $5.2 million in 1995. Revenues of unconsolidated Joint Ventures for calendar 1996 and 1995 appear in Note 2 to the Consolidated Financial Statements. This growth resulted primarily from an increase in radio broadcasting operations in Hungary, paging service operations in Romania and an increase in management and licensing fees. Revenue from radio operations increased to $9.4 million in 1996 from $3.9 million in 1995. Radio paging services generated revenues of $2.9 million in 1996, as compared to $700,000 in 1995. Management fees and licensing fees increased to $1.8 million in 1996 from $600,000 in 1995. In 1995, the Communications Group changed its policy of consolidating these operations by recording the related accounts and results of operations based on a three-month lag. As a result, the 1995 consolidated statement of operations reflects nine months of operations, as compared to twelve months in 1996. Had the Communications Group applied this method from October 1, 1994, the net effect on the results of operations would not have been material.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $11.1 million or 41%, in 1996 as compared to 1995. This increase resulted principally from the hiring of additional staff, additional expenses associated with the increase in the number of Joint Ventures, and the need for the Communications Group to support and assist the operations of the Joint Ventures and additional staffing at the radio broadcasting stations and radio paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $6.4 million in 1996. The increase was attributable principally to the amortization of goodwill in connection with the November 1 Merger.

EQUITY IN LOSSES OF JOINT VENTURES

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in 1996 and 1995 represent the Communications Group's equity in the losses of the Joint Ventures for the twelve months ended September 30, 1996 and 1995, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

Revenues generated by unconsolidated Joint Ventures were $44.8 million in 1996, compared to $19.3 million in 1995. The Communications Group recognized equity in losses of its Joint Ventures of approximately $11.1 million in 1996, compared to $8.0 million in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The increase in losses of the Joint Ventures of $3.1 million from 1995 to 1996 was partially attributable to the acquisition during 1996 of Protocall Ventures, Ltd., which included five trunked mobile radio Joint Ventures and increased the losses by $600,000. Further, a loss of $500,000 was incurred in connection with the expansion of radio broadcasting operations. The Communications Group's paging ventures in Estonia and Riga and its cable television venture in Tblisi were responsible for $600,000, $900,000 and $1.0 million, respectively, of the increased loss. These losses were attributable to increased costs associated with promotional discount campaigns at the paging ventures, which resulted ultimately in increased subscribers, and a writedown of older receivable balances at the cable television venture. Losses were partially offset by an increase in equity in income of $1.2 million realized at the Communications Group's telephony venture in Tblisi.

MINORITY INTEREST

Losses allocable to minority interest increased to $666,000 in 1996. The increase principally represented the inclusion of losses allocable to the minority shareholders of Protocall Ventures.

ANALYSIS OF COMBINED RESULTS OF OPERATIONS

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Company is providing as supplemental information the following analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated Joint Ventures in Eastern Europe and the FSU. The Company believes that an analysis of combined operating results provides a meaningful presentation of the performance of its investments. Note 2 to the Consolidated Financial Statements provides a listing of the Company's ownership percentages in each of its unconsolidated Joint Ventures.

Total revenues for the Communications Group's cable television, paging, radio broadcasting, cellular telecommunications, international toll calling and trunked mobile radio businesses were $89.8 million, $57.2 million and $23.9 million in 1997, 1996 and 1995, respectively. The annual percentage increase in revenues were 57% and 139% from 1996 to 1997 and from 1995 to 1996, respectively. Combined operating income (loss) for all of the Communication Groups businesses were $604,000, ($4.9) million and ($6.6) million in 1997, 1996 and 1995, respectively.

Cable television revenues were $23.3 million, $15.2 million and $8.1 million in 1997, 1996 and 1995, respectively. This represents annual percentage increases in revenues of 53% and 88% from 1996 to 1997 and 1995 to 1996, respectively. Total subscribers increased from 37,900 in 1995 to 69,118 in 1996 and 225,525 in 1997. Combined operating losses for cable television were $6.8 million, $6.0 million and $4.2 million in 1997, 1996 and 1995, respectively. Included in operating losses in 1997, 1996 and 1995 were depreciation and amortization charges of $9.6 million, $6.0 million and $2.9 million, respectively.

Subscriber growth and revenue increases during 1996 were the result of implementing a new strategy, by which buildings were wired in advance and targeted for a lower priced, broader based program package. This strategy was implemented in Riga, Lativa and Tashkent, Uzbekistan which had increased revenues of approximately $2.3 million and $918,000, respectively. In 1997, this strategy was expanded to all cable ventures, and this coupled with acquisitions of systems in Romania and Moldova contributed to the subscriber growth and revenues increases at the operations in Tashkent, Uzbekistan, Kishinev, Moldova and Almaty, Kazakstan, each of which had revenue increases of $1.5 million, $1.2 million and $1.4 million, respectively. The increases in operating results reflect the favorable relationship between certain fixed operating costs and the increase in subscribers, combined with costs savings achieved through economies of scale resulting in contract re-negotiation with programmers and other suppliers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Paging revenues were $13.0 million, $10.9 million and $3.8 million in 1997, 1996 and 1995, respectively. This represents annual percentage increases in revenues of 19% and 187% from 1996 to 1997 and 1995 to 1996, respectively. Total subscribers increased from 14,460 in 1995 to 44,836 in 1996 and 57,831 in 1997. Combined operating losses for paging were $3.9 million, $943,000 and $635,000 in 1997, 1996 and 1995, respectively. Included in operating losses in 1997, 1996 and 1995 were depreciation and amortization charges of $1.6 million, $1.6 million and $600,000, respectively.

Increased paging revenue during 1996 is partially attributable to the expansion of the paging operation in Tashkent, Uzbekistan, into several cities in Uzbekistan to provide a wider coverage area than its competitors. This resulted in a revenue increase of approximately $1.5 million. Other increases in revenue in 1996 of approximately $826,000 and $1.3 million were achieved at the paging operations in Tallin, Estonia and Riga, Latvia. During 1997, increases in revenue of approximately $738,000 and $635,000 achieved at paging operations in Nizhny Novgorod, Russia and Tashkent, Uzbekistan, respectively, were primarily attributable for the overall growth. Increases in the operating income for existing Joint Ventures in 1997 were offset by the operating losses of $2.9 million for the start up of the Austrian paging operations.

Radio broadcasting revenues were $16.0 million, $10.9 million and $4.8 million in 1997, 1996 and 1995, respectively. This represents annual percentage increases in revenues of 47% and 127% from 1996 to 1997 and 1995 to 1996, respectively. Combined operating income (loss) for radio broadcasting was $4.2 million, $279,000 and ($1.5) million in 1997, 1996 and 1995, respectively. Included in operating income (loss) in 1997, 1996 and 1995 were depreciation and amortization charges of $699,000, $257,000 and $402,000, respectively.

The revenue growth is due to increases in the number of advertising spots purchased and increases in the price of the advertising spots. The ability to sell increased spots at a higher rate is dependent on audience ratings. The Company has increased its audience share through the use of market research to determine programming formats and marketing strategies including employing United States trained sales managers. Specifically, during 1997 this business strategy resulted in revenue increases of $2.0 million and $1.1 million for radio operations in Moscow, Russia and St. Petersburg, Russia, respectively. In addition, the acquisition during 1997 of a four station radio group in Estonia contributed approximately $744,000 to the revenue increase. In 1996, revenue at the radio operations in Hungary increased from 1995 by $5.4 million. The steady increase in operating income from 1995 to 1996 and 1997 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop existing audience share and revenue base offset by the effects of start-up costs associated with new stations acquired in both 1996 and 1997.

Telephony revenues were $37.5 million, $20.2 million and $7.2 million in 1997, 1996 and 1995, respectively. This represents annual percentage increases in revenue of 86% and 181% from 1996 to 1997 and 1995 to 1996, respectively. Total subscribers increased from 6,642 to 24,057 from 1996 to 1997. International toll calling revenues were $30.9 million, $19.2 million and $7.2 million in 1997, 1996 and 1995, respectively. The Company commenced its trunked mobile radio operations in 1996 and revenues were $4.0 million and $1.0 million in 1997 and 1996. Cellular telecommunications operations commenced in 1997 and had revenues of $2.6 million. Combined operating income (loss) for telephony was $7.2 million, $1.7 million and ($292,000) in 1997, 1996 and 1995, respectively. Included in operating income (loss) for 1997, 1996 and 1995 were depreciation and amortization charges of $4.6 million, $1.1 million and $465,000, respectively. Operating income (loss) from international toll calling operations was $17.2 million, $3.1 million and ($292,000) in 1997, 1996 and 1995. Trunked mobile radio's operating losses were $3.3 million and $1.4 million in 1997 and 1996, respectively, and operating losses for cellular telecommunications in 1997 were $6.7 million. The increase in international toll calling revenue is directly attributable to increases in both the incoming and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) outgoing minute stream at the Joint Venture in Tblisi, Georgia, which handles all international calls inbound to and outbound from the Republic of Georgia. Increased trunked mobile radio revenue was primarily due to an increase of approximately $2.5 million realized at the Portugal operations. The improvement in operating results from 1995 to 1996 and 1997 is the result of the Telecom Georgia international toll calling operating income offset by effect of start up GSM operations in Latvia and Georgia.

FOREIGN CURRENCY

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local-currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group currently does not hedge against exchange rate risk and therefore could be subject in the future to declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

SNAPPER-RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

In order to enhance comparability, the following discussion of Snapper's results of operations includes pro forma information for 1996 and gives effect as if Snapper had been included in the Company's results of operations on January 1, 1996. The results of operations for the year ended December 31, 1997 and the pro forma results of operations for the year ended December 31, 1996 are as follows (in thousands):

                                                                         1997         1996
                                                                      -----------  -----------
Revenues............................................................  $   183,076  $   153,168
Cost of sales and operating expense.................................     (123,995)    (130,598)
Selling, general and administrative.................................      (67,354)     (42,602)
Depreciation and amortization.......................................       (6,973)      (7,266)
                                                                      -----------  -----------
  Operating loss....................................................  $   (15,246) $   (27,298)
                                                                      -----------  -----------
                                                                      -----------  -----------

REVENUES

Snapper's 1997 revenues were $183.1 million compared to $153.2 million in 1996. In 1997, Snapper completed the implementation of its program to sell products directly to its dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $25.4 million in 1997 and $24.5 million in 1996. Sales of lawn and garden power equipment contributed to the majority of the revenues for the two periods. During 1997, lawn and garden equipment sales were much lower than anticipated due to unseasonably cold weather in April and May, and due to the impact of lower distributor sales than expected due to the repurchase of distributor inventories. During the last quarter of 1997, Snapper sold older lawn and garden equipment repurchased from the distributors at reduced prices. In addition, mild winter weather during the fourth quarter of 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) negatively impacted sales of snow throwers. In order to manage the levels of field inventories in 1996, the factory produced at reduced levels compared to prior years. This reduction adversely impacted sales, but did result in a decrease in inventory levels.

Gross profit was $59.1 million and $22.6 million for 1997 and 1996, respectively. Although higher sales margins were obtained from the distribution network restructuring the low profit results were caused by lower than anticipated sales as noted above. The profit results in 1996 were the result of lower sales volumes resulting in reduced plant efficiency.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $67.4 million in 1997, compared to $42.6 million in 1996. In addition to normal selling, general and administrative expenses, the 1997 expenses reflect additional television commercial expenditures to assist Snapper dealers during the distributor network restructuring. In 1997 and 1996, Snapper also incurred acquisition expenses related to the repurchase of inventory from nine and eighteen distributorships during the periods respectively.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expenses were $7.0 million and $7.3 million for 1997 and 1996, respectively. Depreciation and amortization expenses reflected the depreciation of Snapper's property, plant, and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

OPERATING LOSS

Snapper experienced operating losses of $15.2 million and $27.3 million during 1997 and 1996, respectively. The loss incurred in 1997 was the result of lower sales primarily due to unseasonably cool weather in April and May and milder winter weather during the fourth quarter, in addition to the repurchase of distributor inventories during the year. The loss incurred in 1996 was the result of reduced production levels and the repurchase of distributor inventories during the year.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7 1/4% Cumulative Convertible Preferred Stock in either cash or Common Stock. If the Company were to elect to pay the dividend in cash, the annual cash requirement would be $15.0 million.

Since each of the Communications Group's Joint Ventures operates businesses, such as cable television, fixed telephony, paging and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company will require in addition to its cash on hand and the proceeds from the sale of Landmark, additional financing in order to satisfy its on-going working capital requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected. The Company believes that its cash on hand, together with the net proceeds from the sale of Landmark, will be sufficient to fund the Company's working capital requirements for the remainder of 1998.

Management believes that its long-term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

As the Communications Group is in the early stages of development, the Company expects to generate significant consolidated net losses for the foreseeable future as the Communications Group continues to build out its facilities and market its services.

COMMUNICATIONS GROUP

The Communications Group has invested significantly (in cash or equipment through capital contributions, loans and management assistance and training) in its Joint Ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in selected emerging markets. The Communications Group and virtually all of its Joint Ventures are experiencing continuing losses and negative operating cash flow since the businesses are in the development and start-up phase of operations.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The cable television, paging, fixed wireless loop telephony, GSM and international toll calling businesses in the aggregate are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of its GSM Joint Ventures. The GSM Joint Ventures have been funded to date on a pro-rata basis by western sponsors, and the Communications Group has funded its pro rata share of the GSM Joint Venture obligations. The Communications Group has and continues to have discussions with vendors, commercial lenders and international financial institutions to provide funding for the GSM Joint Ventures. The Communications Group's Joint Venture agreements generally provide for the initial contribution of cash or assets by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the applicable Joint Venture agreement.

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such Joint Ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 1997, the Communications Group was committed to provide funding under the various charter fund agreements and credit lines in an aggregate amount of approximately $102.8 million, of which $19.2 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. The Communications Group reviews the actual results compared to the approved business plan on a periodic basis. If the review indicates a material variance from the approved business plan, the Communications Group may terminate or revise its commitment to fund under the credit agreements.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, their ability to control operating expenses and the sale of commercial advertising time. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and by offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or will return capital at any time.

CHINA

The Sichuan JV and the Chongqing JV are parties to a Network System Cooperation Contract dated May 1996, with China Unicom (the "Sichuan Network System Cooperation Contract"). The Sichuan Network System Cooperation Contract provides for a 25-year period of cooperation between the Sichuan JV and the Chongqing JV and China Unicom for the development of a local telephone network (the "PSTN Network") in the Sichuan Province (such project is referred to herein as the "Sichuan Project") with an initial capacity of 50,000 lines ("Phase 1") and with China Unicom projecting growth of up to 1,000,000 lines in the Sichuan Province within the next five years ("Phase 2"). In accordance with the terms of the Sichuan Network System Cooperation Contract, the Sichuan JV and the Chonqing JV are responsible for providing the initial capital to develop Phase 1 of the PSTN Network (including payments for imported equipment) while China Unicom is responsible for the construction of Phase 1 and operation, management and maintenance of the PSTN Network in the Sichuan Province and the City of Chongqing. The Sichuan JV and the Chongqing JV will provide financing, consulting and management support services to China Unicom for the construction and operation of the PSTN Network in exchange for a service and support fee equal to 78% of distributable cash flow from the PSTN Network for a 25-year period for each phase of the PSTN Network developed, payable semi-annually.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In connection with MCC's investments in the Sichuan JV and the Chongqing JV, the Joint Ventures have entered into a Phase 1 loan with Northern Telecom Communications ("Nortel") for $20.0 million to finance the purchase of Nortel equipment for the Sichuan Province and City of Chongqing Phase 1 project. The Company, has secured the Phase 1 loan repayment with a $20.0 million letter of credit. Nortel has the right to draw down on the $20.0 million letter of credit for amounts due Nortel by the Sichuan JV and the Chongqing JV if a Phase 2 contract has not been entered into with Nortel to expand the 50,000 lines in Phase 1 project to at least 150,000 lines within one year from the date of the Phase 1 contract with Nortel.

If the Phase 2 contract is entered into with Nortel, Sichuan JV and Chongqing JV plan to enter into a long-term loan facility with Nortel for $100.0 million to repay the Phase 1 loan and to finance Phase 2 and subsequent phases to expand the telecommunications network in Sichuan Province and City of Chongqing. No assurance can be given that Sichuan JV and Chongqing JV will be successful in executing the long-term loan facility with Nortel. Accordingly, the Company through the letter of credit may become obligated to finance up to $20.0 million of the Phase 1 project for the Sichuan JV and Chongqing JV.

The estimated budget for Phase 1 of the Sichuan Project is approximately RMB 242 million or $29.5 million in the Sichuan Province and approximately RMB 242 million or $29.5 million in the City of Chongqing.

Ningbo Telecommunications has assigned to the Ningbo JV its Network System Cooperation Contract with China Unicom which provides for the development of a GSM telecommunications network (the "GSM Network") in the City of Ningbo with a capacity of 50,000 lines (the "Ningbo Project"). In accordance with the terms of the Network System Cooperation Contract, the Ningbo JV is responsible for providing the initial capital to develop the Ningbo Project of the GSM Network while China Unicom is responsible for the construction of the GSM Network and operation, management and maintenance of the GSM Network in the City of Ningbo. The Ningbo JV will provide financing, consulting and management support services to China Unicom for the construction and operation of the GSM Network in exchange for 73% of the distributable cash flow from the GSM Network for a 15-year period.

The total estimated budget for the Ningbo Project is approximately RMB 247 million or $29.7 million.

The ability of the Communications Group and its Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe and the FSU and China. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

For the year ended December 31, 1997, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

Until the Communications Group's operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its Joint Ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's Joint Ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and will be able to attract its own financing from third parties. There can be no assurance, however, that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group will continue to depend upon the Company for its financing needs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth pursuant to which AmSouth agreed to make available to Snapper a revolving line of credit up to $55.0 million, (the "Snapper Revolver"). The Snapper Revolver was to terminate on January 1, 1999 and is guaranteed by the Company. The Snapper Revolver contains covenants regarding minimum quarterly cash flow and equity requirements.

On April 30, 1997, Snapper completed a $10.0 million working capital facility ("Working Capital Facility") with AmSouth. The $10.0 million Working Capital Facility provided AmSouth with (i) PARI PASSU collateral interest in all of Snapper's assets (including rights under a Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with the Snapper Revolver)and
(ii) accrued interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver) The Working Capital Facility was due and payable on October 1, 1997. As additional consideration for AmSouth making this new facility available, Snapper provided to AmSouth the joint and several guarantees of Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, on the $10.0 million Working Capital Facility. The Company repaid Snapper's Working Capital Facility on October 1, 1997. During the months of August and September, MMG loaned Snapper a total of $10.0 million to meet working capital and distributor repurchase proceeds.

On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper Revolver bears interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%), and matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company, as well as, Messrs. Kluge and Subotnick up to $10.0 million. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding minimum tangible net worth and satisfying certain quarterly cash flow requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At December 31, 1997, Snapper was not in compliance with the financial convenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) a reduction in the amount of the line of credit from $80.0 million to $55.0 million as of July 1, 1998 and (ii) a reduction in the finished goods advance rate from 80% to 70% as of July 1, 1998 and 50% as of December 31, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of December 31, 1997. Furthermore, the amendment replaced the existing 1998 financial covenants with covenants reflecting Snapper's anticipated cash flow and equity changes based on the seasonality of the business.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1997, noncancelable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor-plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At December 31, 1997, there was approximately $65.7 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

Management of the Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Revolver and, on an as needed basis, short-term working capital funding from the Company will provide sufficient funds for Snapper to meet its obligations and capital requirements.

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures. The Company evaluates the costs associated with modifying and testing its systems for the Year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company is not yet able to estimate the incremental costs of the Year 2000 conversion effort, but such costs will be expensed as incurred. The incremental costs to date have not been material. If the Company, its Joint Ventures and projects where it does not have a controlling management interest, customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

MMG CONSOLIDATED

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the year ended December 31, 1997 was $118.6 million, an increase in cash used in operations of $58.8 million from the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Net income (loss) includes significant non-cash items including the gain from the Entertainment Group Sale, operating loss of discontinued operations, equity in losses and writedown of investment in RDM, losses on early extinguishment of debt, depreciation, amortization, equity in losses of Joint Ventures and losses allocable to minority interests. Excluding the gain from the Entertainment Group Sale of $266.3 million in 1997, non-cash items increased to $117.0 million from $64.1 million in 1996. This increase was principally attributable to the increase in depreciation and amortization associated with the consolidation of Snapper, losses from discontinued operations and the equity losses and writedown of the Company's investment in RDM, partially offset by losses allocable to AAT's minority owners. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for 1997 and 1996 by $57.8 million and $8.7 million, respectively.

The decrease in cash flows in 1997 resulted from the increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of Joint Ventures and the inclusion of Snapper's operating losses in 1997. The increase in operating assets principally reflects increases in inventory of Snapper's products.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities in 1997 was $70.2 million, compared to cash used in investing activities of $26.8 million in the prior year. The principal reason for the increase in cash provided by investing activities was the net proceeds from the Entertainment Group Sale of $276.6 million. Cash used in investments in and advances to Joint Ventures and additions to property, plant and equipment were $69.8 million and $10.5 million, respectively, in 1997 as compared to $41.0 million and $5.1 million, respectively in 1996. In addition, the Communications Group utilized $16.8 million of funds net of cash acquired in acquisitions in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities was $88.7 million in 1997, as compared to $155.5 million in 1996. The current year includes the proceeds from the issuance of 4,140,000 shares of 7 1/4% Cumulative Convertible Preferred Stock of $199.4 million compared to 1996 which includes proceeds of $190.6 million from the issuance of 18,400,000 shares of common stock. Of the $156.8 million of payments in 1997 in notes and subordinated debt, $155.0 million relates to payment on the Company's debentures. Of the $81.5 million of payments in 1996 on notes and subordinated debt, $28.8 million was the repayment of a revolving credit agreement by the Company.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations in 1996 was $59.9 million, compared to cash used in operations of $23.8 million in 1995.

The 1996 net loss of $115.2 million includes losses on discontinued operations of $38.6 million and a loss on early extinguishment of debt of $4.5 million. The 1995 net loss of $413.0 million includes losses on discontinued operations of $344.3 million and a loss on early extinguishment of debt of $32.4 million. The 1996 loss from continuing operations, was $72.1 million compared to a $36.3 million loss in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Losses from continuing operations include significant non-cash items of depreciation, amortization and equity in losses of Joint Ventures. Non-cash items increased $10.7 million, from $10.3 million in 1995 to $21.0 million in 1996. The increase in non-cash items principally relates to increased depreciation and amortization related to the November 1 Merger and an increase in equity losses of the Communications Group's Joint Ventures.

Net changes in assets and liabilities decreased cash flows from operations in 1996 and 1995 by $8.7 million and increased cash flows from operations by $2.1 million, respectively. After adjusting net losses for discontinued operations, extraordinary items, non-cash items and net changes in assets and liabilities, the Company utilized $59.9 million of cash in operations in 1996, compared to $23.8 million in 1995.

The increase in cash utilized in 1996 generally resulted from the increased losses in the Communications Group's consolidated and equity Joint Ventures due to the start-up nature of these operations and increases in selling, general and administrative expenses at the Communications Group and corporate headquarters. Net interest expense increased principally due to a full year of interest expense from debt at corporate headquarters.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities amounted to $26.8 million for 1996. During 1996, the Company collected $5.4 million from the proceeds from sale of short-term investments and paid $41.0 million, $5.1 million and $7.6 million for investments in and advances to Joint Ventures and additions to property, plant and equipment and acquisitions by the Communications Group, respectively. In 1995, the Company collected $45.3 million on a note receivable and had net cash acquired in the November 1 Merger of $66.7 million. In 1995, the Company invested $21.9 million to fund existing as well as new Joint Ventures.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities was $155.5 million for 1996, compared to cash used in financing activities of $41.1 million in 1995. The principal reason for the increase of $196.6 million in 1996 was the completion of a public offering pursuant to which the Company issued 18,400,000 shares of Common Stock, the proceeds of which, net of transaction costs, was $190.6 million. Of the $52.6 million in additions to long-term debt, $46.4 million resulted from borrowings under Snapper's new credit facility. Of the $81.6 million payments of long-term debt, $28.8 million was the repayment of a revolving credit agreement by MMG, payments by MMG of notes and debentures of $7.6 million and Snapper's payment of $38.6 million on its previous credit facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company will be required to provide both quantitative and qualitative disclosures about market risk in its December 31, 1998 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FOWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K including, without limitation, statements under "Item 1" Business, "Item 3" Legal Proceedings and "Item 7" Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, impact demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste, industry trends and demographic changes; competition from other communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe and the FSU, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the FSU, China and other emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulation; and other factors referenced herein. The Company does not undertake, and specifically declines, any obligations to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1997, the Proxy Statement for the 1998 Annual Meeting of Stockholders, except that certain of the information regarding the Company's executive officers called for by Item 10 has been included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Company." Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

(b) Current Reports on Form 8-K

The following Current Report on Form 8-K was filed during the fourth quarter of 1997:

(i) On December 18, 1997, the Company filed a Current Report on Form 8-K to report that the Company had entered into an agreement on December 17, 1997 with Silver Cinemas, Inc., pursuant to which the Company agreed to sell to Silver Cinemas, Inc. all of the assets excluding cash and certain of the liabilities of its subsidiary, Landmark Theatre Group.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                By:              /s/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                               OFFICER AND TREASURER

Dated: March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ JOHN W. KLUGE         Chairman of the Board
------------------------------                                 March 31, 1998
        John W. Kluge

                                Vice Chairman of the Board,
     /s/ STUART SUBOTNICK         President and Chief
------------------------------    Executive Officer            March 31, 1998
       Stuart Subotnick           (Principal Executive
                                  Officer)

                                Executive Vice President,
      /s/ SILVIA KESSEL           Chief Financial Officer
------------------------------    and Director (Principal      March 31, 1998
        Silvia Kessel             Financial Officer)

     /s/ ARNOLD L. WADLER       Executive Vice President,
------------------------------    General Counsel,             March 31, 1998
       Arnold L. Wadler           Secretary and Director

    /s/ ROBERT A. MARESCA       Senior Vice President
------------------------------    (Principal Accounting        March 31, 1998
      Robert A. Maresca           Officer)

    /s/ JOHN P. IMLAY, JR.      Director
------------------------------                                 March 31, 1998
      John P. Imlay, Jr.

     /s/ CLARK A. JOHNSON       Director
------------------------------                                 March 31, 1998
       Clark A. Johnson

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
    /s/ RICHARD J. SHERWIN      Director
------------------------------                                 March 31, 1998
      Richard J. Sherwin

      /s/ LEONARD WHITE         Director
------------------------------                                 March 31, 1998
        Leonard White

     /s/ CARL E. SANDERS        Director
------------------------------                                 March 31, 1998
       Carl E. Sanders

             METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----

Independent Auditors' Report.....................................  F-2

Consolidated Statements of Operations for the years ended
  December 31, 1997,
  1996 and 1995..................................................  F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996.....  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997,
  1996 and 1995..................................................  F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997,
  1996 and 1995..................................................  F-6

Consolidated Statements of Comprehensive Income (Loss) for the
  years ended December 31, 1997, 1996 and 1995...................  F-7

Notes to Consolidated Financial Statements.......................  F-8

Consolidated Financial Statement Schedules:

     I. Condensed Financial Information of Registrant............  S-1

    II. Valuation and Qualifying Accounts........................  S-5

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

New York, New York
March 20, 1998

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Revenues..............................................................  $ 204,328  $  36,592  $   5,158
Cost and expenses:
  Cost of sales and operating expenses................................    126,544     22,257     --
  Selling, general and administrative.................................    141,839     57,439     28,100
  Depreciation and amortization.......................................     16,734      7,677      2,101
                                                                        ---------  ---------  ---------
Operating loss........................................................    (80,789)   (50,781)   (25,043)
Interest expense......................................................     20,922     19,090      5,935
Interest income.......................................................     14,967      8,552      2,506
                                                                        ---------  ---------  ---------
  Interest expense, net...............................................      5,955     10,538      3,429
Loss before income tax benefit (expense), equity in losses of investees, minority interest, discontinued operations and
  extraordinary items.................................................    (86,744)   (61,319)   (28,472)
Income tax benefit (expense)..........................................      5,227       (414)    --
Equity in losses of Joint Ventures....................................    (13,221)   (11,079)    (7,981)
Equity in losses of and writedown of investment in RDM Sports Group,
  Inc. ...............................................................    (45,056)    --         --
Minority interest, including $8,332 attributable to Metromedia China
  Corporation for the year ended December 31, 1997....................      8,893        666        188
                                                                        ---------  ---------  ---------
Loss from continuing operations.......................................   (130,901)   (72,146)   (36,265)
Discontinued operations:
  Gain on disposal and (loss) on assets held for sale.................    266,294    (16,305)  (293,570)
  Loss from discontinued operations...................................    (32,258)   (22,287)   (50,759)
                                                                        ---------  ---------  ---------
Income (loss) before extraordinary items..............................    103,135   (110,738)  (380,594)
Extraordinary items:
  Loss and equity in loss on early extinguishment of debt.............    (14,692)    (4,505)   (32,382)
                                                                        ---------  ---------  ---------
Net income (loss).....................................................     88,443   (115,243)  (412,976)
Cumulative convertible preferred stock dividend requirement...........     (4,336)    --         --
                                                                        ---------  ---------  ---------
Net income (loss) attributable to common stockholders.................  $  84,107  $(115,243) $(412,976)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Weighted average of number of common shares--Basic:...................     66,961     54,293     24,541
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------
Income (loss) per common share--Basic:
  Continuing operations...............................................  $   (2.02) $   (1.33) $   (1.48)
  Discontinued operations.............................................  $    3.50  $   (0.71) $  (14.03)
  Extraordinary items.................................................  $   (0.22) $   (0.08) $   (1.32)
  Net income (loss)...................................................  $    1.26  $   (2.12) $  (16.83)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

          See accompanying notes to consolidated financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents...........................................................  $    129,661  $     89,400
  Short-term investments..............................................................       100,000       --
  Accounts receivable:
    Snapper, net......................................................................        26,494        36,843
    Other, net........................................................................         5,190         3,444
  Inventories.........................................................................        96,436        54,404
  Other assets........................................................................         4,021         3,777
                                                                                        ------------  ------------
      Total current assets............................................................       361,802       187,868
Investments in and advances to Joint Ventures:
  Eastern Europe and the Republics of the Former Soviet Union.........................        86,442        64,727
  China...............................................................................        45,851           720
Net assets of discontinued operations:
  Entertainment Group.................................................................       --             10,972
  Landmark Theatre Group, Inc.........................................................        48,531        46,502
Asset held for sale-RDM Sports Group, Inc.............................................       --             31,150
Property, plant and equipment, net of accumulated depreciation........................        44,010        35,458
Intangible assets, less accumulated amortization......................................       200,120       126,643
Other assets..........................................................................         2,516         9,078
                                                                                        ------------  ------------
        Total assets..................................................................  $    789,272  $    513,118
                                                                                        ------------  ------------
                                                                                        ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................................  $     30,036  $     19,384
  Accrued expenses....................................................................        76,897        79,177
  Current portion of long-term debt...................................................        21,478        17,544
                                                                                        ------------  ------------
      Total current liabilities.......................................................       128,411       116,105
Long-term debt........................................................................        57,938       173,210
Other long-term liabilities...........................................................         8,225         3,590
                                                                                        ------------  ------------
      Total liabilities...............................................................       194,574       292,905
                                                                                        ------------  ------------
Minority interest.....................................................................        34,016           531
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.......................................       207,000       --
  Common Stock, $1.00 par value, 68,390,800 and 66,153,439 issued and outstanding at
    December 31, 1997 and 1996, respectively..........................................        68,391        66,153
  Paid-in surplus.....................................................................     1,007,272       959,558
  Restricted stock....................................................................       --             (2,645)
  Accumulated deficit.................................................................      (718,615)     (803,349)
  Accumulated other comprehensive loss................................................        (3,366)          (35)
                                                                                        ------------  ------------
      Total stockholders' equity......................................................       560,682       219,682
                                                                                        ------------  ------------
        Total liabilities and stockholders' equity....................................  $    789,272  $    513,118
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Operating activities:
  Net income (loss)..............................................................  $  88,443  $(115,243) $(412,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  (Gain) on disposal and loss on assets held for sale............................   (266,294)    16,305    293,570
  Loss from discontinued operations..............................................     32,258     22,287     50,759
  Loss and equity in loss on early extinguishment of debt........................     14,692     --         --
  Losses on early extinguishment of debt of discontinued operations..............     --          4,505     32,382
  Equity in losses and writedown of investment in RDM Sports Group, Inc..........     45,056     --         --
  Equity in losses of Joint Ventures.............................................     13,221     11,079      7,981
  Depreciation and amortization..................................................     16,734      7,677      2,101
  Minority interest..............................................................     (8,893)      (666)      (188)
  Other..........................................................................      3,922      2,881        434
Changes in operating assets and liabilities, net of effect of acquisitions and consolidation of Snapper:
  (Increase) decrease in accounts receivable.....................................     10,443       (909)      (581)
  Increase in inventories........................................................    (41,137)    (2,473)      (224)
  (Increase) decrease in other assets............................................      1,691     (5,700)    (1,072)
  Increase (decrease) in accounts payable and accrued expenses...................    (29,681)     1,335      3,833
  Other operating activities, net................................................        900       (968)       159
                                                                                   ---------  ---------  ---------
  Cash used in operations........................................................   (118,645)   (59,890)   (23,822)
                                                                                   ---------  ---------  ---------
Investing activities:
  Proceeds from Metromedia Company notes receivable..............................     --         --         45,320
  Investments in and advances to Joint Ventures..................................    (69,841)   (40,999)   (21,949)
  Distributions from Joint Ventures..............................................      5,630      3,438        784
  Purchase of short-term investments.............................................   (100,000)    --         --
  Net proceeds from Entertainment Group Sale.....................................    276,607     --         --
  Investment in RDM Sports Group, Inc............................................    (15,000)    --         --
  Proceeds from sale of short-term investments...................................     --          5,366     --
  Cash paid for acquisitions and additional equity in subsidiaries...............    (13,101)    (2,545)    --
  Cash acquired in acquisitions..................................................      1,076      7,588     66,702
  Acquisition of AAT.............................................................     (4,750)    --         --
  Additions to property, plant and equipment.....................................    (10,451)    (5,081)    (2,324)
  Other investing activities, net................................................         78      5,400     (4,200)
                                                                                   ---------  ---------  ---------
  Cash provided by (used in) investing activities................................     70,248    (26,833)    84,333
                                                                                   ---------  ---------  ---------
Financing activities:
  Proceeds from issuance of long-term debt.......................................     30,124     52,594     77,916
  Proceeds from issuance of stock related to public stock offerings..............    199,442    190,604     --
  Payments on notes and subordinated debt........................................   (156,771)   (81,522)   (48,858)
  Proceeds from issuance of common stock related to incentive plans..............     18,153        972      2,282
  Preferred stock dividends paid.................................................     (3,709)    --         --
  Due to (from) discontinued operations..........................................      1,419     (7,130)   (72,877)
  Other financing activities, net................................................     --         --            399
                                                                                   ---------  ---------  ---------
        Cash provided by (used in) financing activities..........................     88,658    155,518    (41,138)
                                                                                   ---------  ---------  ---------
Net increase in cash and cash equivalents........................................     40,261     68,795     19,373
Cash and cash equivalents at beginning of year...................................     89,400     20,605      1,232
                                                                                   ---------  ---------  ---------
Cash and cash equivalents at end of year.........................................  $ 129,661  $  89,400  $  20,605
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                       7 1/4% CUMULATIVE
                          CONVERTIBLE
                        PREFERRED STOCK       COMMON STOCK                                              ACCUMULATED
                      -------------------  -------------------                                             OTHER
                      NUMBER OF            NUMBER OF             PAID-IN    RESTRICTED   ACCUMULATED   COMPREHENSIVE
                       SHARES     AMOUNT     SHARES    AMOUNT    SURPLUS      STOCK        DEFICIT     INCOME (LOSS)     TOTAL
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------
Balances, February
  28, 1995..........     --      $  --     20,934,898  $20,935  $  289,229    $--         $(310,138)      $   184      $     210
November 1 Merger:
  Issuance of stock
    related to the
    acquisition of
    Actava and
    Sterling........     --         --     17,974,155  17,974      316,791     --            --            --            334,765
  Issuance of stock
    in exchange for
    MetProductions
    and Met
    International...     --         --     3,530,314    3,530       33,538     --            --            --             37,068
  Valuation of
    Actava and MITI
    options.........     --         --        --         --         25,677     --            --            --             25,677
  Revaluation of
    MITI minority
    interest........     --         --        --         --         60,923     --            23,608        --             84,531
Adjustment for
  change in fiscal
  year..............     --         --        --         --         --         --            11,400        --             11,400
Issuance of stock
  related to
  incentive plans...     --         --       174,371      175        2,589     --            --            --              2,764
Other comprehensive
  income............     --         --        --         --         --         --            --               399            399
Net loss............     --         --        --         --         --         --          (412,976)       --           (412,976)
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------
Balances, December
  31, 1995..........     --         --     42,613,738  42,614      728,747     --          (688,106)          583         83,838
Issuance of stock
  related to public
  offering, net.....     --         --     18,400,000  18,400      172,204     --            --            --            190,604
Issuance of stock
  related to the
  acquisitions of
  the Samuel Goldwyn
  Company and Motion
  Picture
  Corporation of
  America...........     --         --     4,715,869    4,716       54,610     --            --            --             59,326
Issuance of stock
  related to
  incentive plans...     --         --       423,832      423        3,997    (3,174)        --            --              1,246
Amortization of
  restricted
  stock.............     --         --        --         --         --           529         --            --                529
Other comprehensive
  loss..............     --         --        --         --         --         --            --              (618)          (618)
Net loss............     --         --        --         --         --         --          (115,243)       --           (115,243)
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------
Balances, December
  31, 1996..........     --         --     66,153,439  66,153      959,558    (2,645)      (803,349)          (35)       219,682
Issuance of stock
  related to public
  offering, net.....  4,140,000   207,000     --         --         (7,558)    --            --            --            199,442
Increase in equity
  resulting from
  issuance of stock
  by subsidiary.....     --         --        --         --         35,957     --            --            --             35,957
Issuance of stock
  related to
  acquisition of a
  minority interest
  of a subsidiary...     --         --       250,000      250        2,719     --            --            --              2,969
Issuance of stock
  related to
  incentive plans...     --         --     1,987,361    1,988       16,596     --            --            --             18,584
Dividends on 7 1/4%
  cumulative
  convertible
  preferred stock...     --         --        --         --         --         --            (3,709)       --             (3,709)
Amortization of
  restricted
  stock.............     --         --        --         --         --         2,645         --            --              2,645
Other comprehensive
  loss..............     --         --        --         --         --         --            --            (3,331)        (3,331)
Net income..........     --         --        --         --         --         --            88,443        --             88,443
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------
Balances, December
  31, 1997..........  4,140,000  $207,000  68,390,800  $68,391  $1,007,272    $--         $(718,615)      $(3,366)     $ 560,682
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------
                      ---------  --------  ----------  -------  ----------  ----------   -----------   -------------   ---------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                 1997        1996         1995
                                                                               ---------  -----------  -----------
Net income (loss)............................................................  $  88,443  $  (115,243) $  (412,976)
                                                                               ---------  -----------  -----------
Other comprehensive income, net of tax:
    Foreign currency translation adjustment..................................     (2,526)        (618)         399
    Minimum pension liability................................................       (805)     --           --
                                                                               ---------  -----------  -----------
Other comprehensive income (loss)............................................     (3,331)        (618)         399
                                                                               ---------  -----------  -----------
Comprehensive income (loss)..................................................  $  85,112  $  (115,861) $  (412,577)
                                                                               ---------  -----------  -----------
                                                                               ---------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group") and Snapper Inc. ("Snapper") as of November 1, 1996 (see notes 7 and 8). All significant intercompany transactions and accounts have been eliminated.

On July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group Sale") (see note 5). The transaction has been recorded as a discontinuance of a business segment, and accordingly the consolidated balance sheet at December 31, 1996 reflects the net assets of the discontinued segment. The consolidated statements of operations reflect the results of operations through May 2, 1997, the date of the execution of the definitive agreement relating to the Entertainment Group Sale, of the discontinued segment. The Company recorded a gain on the sale of the discontinued segment on July 10, 1997 (see note 5).

In addition, the Company anticipates completing the sale of Landmark Theatre Group ("Landmark") in April 1998 (see note 6). Accordingly, Landmark has been recorded as a discontinuance of a business segment, and the consolidated balance sheets at December 31, 1997 and 1996 reflect the net assets of the discontinued segment. The consolidated statements of operations reflect Landmark's results of operations through November 12, 1997, the date the Company adopted the plan to dispose of Landmark, as a discontinued operation.

As of April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM Sports Group, Inc. ("RDM") as a discontinued operation and the Company has included in its results of continuing operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (see note 9).

DIFFERENT FISCAL YEAR ENDS

The Company reports on the basis of a December 31 year end. In connection with the November 1 Merger discussed in note 7, Orion Pictures Corporation ("Orion") and MITI, for accounting purposes only, were deemed to be the joint acquirers of The Actava Group Inc. ("Actava") in a reverse acquisition. As a result, the historical financial statements of the Company for periods prior to the November 1 Merger are the combined financial statements of Orion and MITI. Orion historically reported on the basis of a February 28 year end.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DESCRIPTION OF THE BUSINESS

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in joint ventures ("Joint Ventures") that are currently in operation or planning to commence operations in Eastern Europe, the republics of the former Soviet Union, the People's Republic of China ("China") and other selected emerging markets. The Communications Group's Joint Ventures in Eastern Europe and Central Asia currently offer cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling and trunked mobile radio. The Communications Group's Joint Ventures in China provide financing, technical assistance and consulting services for telecommunication projects. The Communications Group develops communications business in heavily populated areas, primarily in countries that lack reliable and efficient communications services. The Communications Group strategy is to gain early entry into its target markets in order to capitalize on the increasing demand for quality modern communications systems. In general, the Communications Group strives to achieve its goal to become a major multiple-market provider of communications systems and, accordingly, targets markets where its system can be constructed without a significant capital investment and where it can cross-market its service.

SNAPPER

Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

A large percentage of the residential sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

LIQUIDITY

MMG is a holding company, and accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company or alternative sources of financing and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand and the proceeds from the sale of Landmark (see note 6). However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

Management believes that its long term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash equivalents consists of highly liquid instruments with maturities of three months or less at the time of purchase.

INVESTMENTS

EQUITY METHOD INVESTMENTS

Investments in other companies and Joint Ventures which are not majority owned, or which the Company does not control but in which it exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures". Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses of the Joint Venture. Equity in the losses of the Joint Ventures are recognized according to the percentage ownership in each Joint Venture until the Company's Joint Venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the Joint Venture if it is the principal funding source for the Joint Venture.

During the year ended December 31, 1995, the Company changed its policy of consolidating two indirectly owned subsidiaries by recording the related assets and liabilities and results of operations based on a three-month lag. As a result, the 1995 consolidated statement of operations reflects the results of operations of these subsidiaries for the nine months ended September 30, 1995. Had the Company applied this method from October 1, 1994, the effect on reported December 31, 1995 results would not have been material. For the years ended December 31, 1997 and 1996, the results of operations reflect twelve months of activity based upon a September 30 fiscal year end of these subsidiaries.

DEBT AND EQUITY SECURITY INVESTMENTS

The Company classifies its investments in debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the securities until maturity. All other securities not classified as trading or held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities, are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Management determines the appropriate classification of investments as trading, held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1997 and 1996, the Company did not have any debt and equity security investments.

INVENTORIES

Lawn and garden equipment inventories and pager, telephony and cable inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager, telephony and cable inventories are calculated on the weighted-average method.

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

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying amount is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that the carrying value of recorded intangibles is not impaired.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

REVENUE RECOGNITION

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

BARTER TRANSACTIONS

In connection with its AM/FM radio broadcasting business, the Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

Research and development and advertising costs are expensed as incurred.

SELF-INSURANCE

The Company is self-insured for workers' compensation, health, automobile, product and general liability costs for its lawn and garden operation and for certain former subsidiaries. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

MINORITY INTERESTS

Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests' allocable portion of the common equity of those consolidated subsidiaries.

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. Transaction differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations. Such differences amounted to $714,000, $255,000 and $54,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and were immaterial to the Company's results of operations for each of the periods presented. In addition, translation differences resulting from the effect of exchange rate changes on cash and cash equivalents were immaterial and are not reflected in the Company's consolidated statements of cash flows for each of the periods presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value to the Company.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS, RECEIVABLES, SHORT-TERM INVESTMENTS, NOTES RECEIVABLE
  AND ACCOUNTS PAYABLE

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, current receivables, notes receivable and accounts payable approximate fair values.

DEBT AND EQUITY SECURITY INVESTMENTS

    For debt and equity security investments, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

LONG-TERM DEBT

    For long-term and subordinated debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See note 4 for the fair values of long-term debt.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, product warranty expenses, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's consolidated financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.

NEW ACCOUNTING DISCLOSURES

EARNINGS PER SHARE OF COMMON STOCK

In February 1997, Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" was issued, which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. All prior period EPS data has been restated to conform with SFAS 128. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. For the interim periods in 1997 and 1996 and the years ended December 31, 1997, 1996 and 1995 the Company had losses from continuing operations.

The computation of basic EPS for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                                               LOSS          SHARES        PER-SHARE
                                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           ------------  ---------------  -----------
1997:
Loss from continuing operations..........................................   $ (130,901)
Less: Preferred stock dividend requirement...............................        4,336
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $ (135,237)        66,961      $   (2.02)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------
1996:
Loss from continuing operations..........................................   $  (72,146)        54,293      $   (1.33)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------
1995:
Loss from continuing operations..........................................   $  (36,265)        24,541      $   (1.48)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------

The Company had for the years ended December 31, 1997, 1996 and 1995, potentially dilutive shares of common stock of 19,673,000, 6,381,000 and 3,665,000, respectively (see note 11).

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

In June 1997, Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" was issued and established standards for reporting and disclosure of comprehensive income. Reclassification of financial statements for earlier periods presented for comparative purposes is required under SFAS 130. As SFAS 130 only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

BUSINESS SEGMENT DISCLOSURES

In June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued and established standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS 131. The adoption of SFAS 131 did not result in significant changes to the Company's presentation of financial data by business segment.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group records its investments in other companies and Joint Ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influences at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $102.8 million in funding of which $19.2 million remains available at December 31, 1997. The Communications Group funding commitments are contingent on its approval of the Joint Ventures' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
At December 31, 1997 and 1996 the Communications Group's unconsolidated investments in Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                      YEAR VENTURE     YEAR OPERATIONS
NAME                                              1997       1996      OWNERSHIP %       FORMED           COMMENCED
----------------------------------------------  ---------  ---------  -------------  ---------------  -----------------
CABLE TELEVISION
Kosmos TV, Moscow, Russia (5).................  $    (123) $     759       50%               1991              1992
Baltcom TV, Riga Latvia.......................      6,093      8,513       50%               1991              1992
Ayety TV, Tbilisi, Georgia....................      3,732      4,691       49%               1991              1993
Kamalak TV, Tashkent, Uzbekistan..............      3,078      4,240       50%               1992              1993
Sun TV, Chisinau, Moldova.....................      4,671      3,590       50%               1993              1994
Cosmos TV, Minsk, Belarus (3).................      2,135      1,980       50%               1993              1996
Alma TV, Almaty, Kazakstan....................      2,372      1,869       50%               1994              1995
TV-21, Riga, Latvia...........................        458     --           48%               1996              1997
                                                ---------  ---------
                                                   22,416     25,642
                                                ---------  ---------
PAGING
Baltcom Paging, Tallinn, Estonia (1)..........     --          3,154       85%               1992              1993
Baltcom Plus, Riga, Latvia....................      1,232      1,711       50%               1994              1995
Paging One, Tbilisi, Georgia..................      1,037        829       45%               1993              1994
Raduga Poisk, Nizhny Novgorod, Russia.........        549        450       45%               1993              1994
PT Page, St. Petersburg, Russia...............      1,006        963       40%               1994              1995
Paging Ajara, Batumi, Georgia (3).............        277        256       35%               1996              1997
Kazpage, Kazakstan (2) (3)....................        864        350      26-41  %           1996              1997
Kamalak Paging, Tashkent, Uzbekistan..........      1,989      1,791       50%               1992              1993
Alma Page, Almaty, Kazakstan..................      2,161        971       50%               1994              1995
                                                ---------  ---------
                                                    9,115     10,475
                                                ---------  ---------
RADIO BROADCASTING
Eldoradio (formerly Radio Katusha),
St. Petersburg, Russia........................        971        435       50%               1993              1995
Radio Nika, Socci, Russia.....................        337        361       51%               1995              1995
AS Trio LSL, Tallinn, Estonia.................      1,593     --           49%               1997              1997
                                                ---------  ---------
                                                    2,901        796
                                                ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                      YEAR VENTURE     YEAR OPERATIONS
NAME                                              1997       1996      OWNERSHIP %       FORMED           COMMENCED
----------------------------------------------  ---------  ---------  -------------  ---------------  -----------------
INTERNATIONAL TOLL CALLING
Telecom Georgia, Tbilisi, Georgia.............      6,080      2,704       30%               1994              1994
                                                ---------  ---------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (3).......................     11,996      7,874       21%               1996              1997
Magticom, Tbilisi, Georgia (3)................      6,951      2,450       34%               1996              1997
                                                ---------  ---------
                                                   18,947     10,324
                                                ---------  ---------
TRUNKED MOBILE RADIO
Trunked mobile radio ventures.................      5,390      2,049
                                                ---------  ---------
PRE-OPERATIONAL (4)
Teleplus, St. Petersburg, Russia..............      1,093        554       45%               1996
Telephony related ventures and equipment......      9,003      8,992
Other.........................................     11,497      3,191
                                                ---------  ---------
                                                   21,593     12,737
                                                ---------  ---------
Total.........................................  $  86,442  $  64,727
                                                ---------  ---------
                                                ---------  ---------

------------------------

(1) In July 1997, the Communications Group purchased an additional 54% of Estcom Sweden, the parent company of Baltcom Paging, increasing the ownership of Estcom Sweden and Baltcom Paging to 100% and 85%, respectively.

(2) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interest in the paging Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(3) Included in pre-operational at December 31, 1996.

(4) At December 31, 1997 and 1996 included in pre-operational Joint Ventures are amounts for entities whose Joint Venture agreements are not yet finalized and amounts expended for equipment for future wireless local loop projects.

(5) The Communications Group has a continuing obligation to fund Kosmos TV under the credit agreement.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information as of September 30, 1997 and 1996 and combined statement of operations financial information for the years ended September 30, 1997, 1996 and 1995 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                                1997       1996
                                                                                             ----------  ---------
Assets:
  Current assets...........................................................................  $   30,563  $  16,073
  Investments in wireless systems and equipment............................................      84,875     38,447
  Other assets.............................................................................       9,758      3,100
                                                                                             ----------  ---------
      Total assets.........................................................................  $  125,196  $  57,620
                                                                                             ----------  ---------
                                                                                             ----------  ---------
Liabilities and Joint Ventures' Equity (Deficit):
  Current liabilities......................................................................  $   28,280  $  18,544
  Amount payable under MITI credit facility................................................      50,692     41,055
  Other long-term liabilities..............................................................      49,232      6,043
                                                                                             ----------  ---------
                                                                                                128,204     65,642
  Joint Ventures' equity (deficit).........................................................      (3,008)    (8,022)
                                                                                             ----------  ---------
      Total liabilities and Joint Ventures' equity (deficit)...............................  $  125,196  $  57,620
                                                                                             ----------  ---------
                                                                                             ----------  ---------

COMBINED STATEMENTS OF OPERATIONS

                                                                                   1997        1996        1995
                                                                                 ---------  ----------  ----------
Revenue........................................................................  $  70,418  $   44,800  $   19,344
Expenses:
  Cost of service..............................................................     17,619      15,490       9,993
  Selling, general and administrative..........................................     35,860      25,381      11,746
  Depreciation and amortization................................................     14,348       8,039       3,917
  Other........................................................................         30       1,674      --
                                                                                 ---------  ----------  ----------
      Total expenses...........................................................     67,857      50,584      25,656
                                                                                 ---------  ----------  ----------
Operating income (loss)........................................................      2,561      (5,784)     (6,312)
Interest expense...............................................................     (6,339)     (3,883)     (1,960)
Other loss.....................................................................     (2,689)       (391)     (1,920)
Foreign currency transactions..................................................     (2,757)       (425)       (203)
                                                                                 ---------  ----------  ----------
Net loss.......................................................................  $  (9,224) $  (10,483) $  (10,395)
                                                                                 ---------  ----------  ----------
                                                                                 ---------  ----------  ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Financial information for Joint Ventures which are not yet operational is not included in the above summary.

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the years ended December 31, 1997, 1996 and 1995 (in thousands, except subscribers):

                                                                 YEAR ENDED DECEMBER 31, 1997
                                   -----------------------------------------------------------------------------------------
                                     CABLE                    RADIO            CELLULAR         INTERNATIONAL     TRUNKED
                                   TELEVISION    PAGING   BROADCASTING    TELECOMMUNICATIONS    TOLL CALLING    MOBILE RADIO
                                   ----------   --------  -------------   -------------------   -------------   ------------
COMBINED (2)
Revenues.........................   $ 23,314    $ 12,999    $ 16,015           $  2,587            $30,866        $ 4,004
Depreciation and amortization....      9,648       1,630         699              2,380              1,287            981
Operating income (loss) before
  taxes..........................     (6,831)     (3,905)      4,182             (6,761)            17,244         (3,325)
Interest income..................          9          70         152                 12                 31             22
Interest expense.................      4,146       1,483         469              1,046                382            460
Net income (loss)................    (12,529)     (6,516)      1,477             (8,129)            14,030         (3,886)

Assets...........................     36,618      18,001      16,637             53,495             27,558         10,821
Capital expenditures.............      9,667       2,838         739             42,276              8,331          2,560
Contributions to Joint
  Ventures (3)...................     16,949       9,208       8,750             11,051                 21          8,869
Subscribers (unaudited)..........    225,525      57,831         n/a             10,429                n/a         13,628

CONSOLIDATED SUBSIDIARIES AND
  JOINT VENTURES
Revenues.........................   $  1,902    $  3,318    $ 13,549           $--                 $--            $   598
Depreciation and amortization....        791         790         607           --                   --                 89
Operating income (loss) before
  taxes..........................     (1,953)     (4,084)      3,935           --                   --                145
Interest income..................          5          66         146           --                   --                 22
Interest expense.................        577         683         387           --                   --             --
Net income (loss)................     (2,654)     (5,198)      1,356           --                   --                167

Assets...........................      8,148       8,132      15,073           --                   --              6,581
Capital expenditures.............      1,423       1,895         238           --                   --             --

UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $ 21,412    $  9,681    $  2,466           $  2,587            $30,866        $ 3,406
Depreciation and amortization....      8,857         840          92              2,380              1,287            892
Operating income (loss) before
  taxes..........................     (4,878)        179         247             (6,761)            17,244         (3,470)
Interest income..................          4           4           6                 12                 31         --
Interest expense.................      3,569         800          82              1,046                382            460
Net income (loss)................     (9,875)     (1,318)        121             (8,129)            14,030         (4,053)

Assets...........................     28,470       9,869       1,564             53,495             27,558          4,240
Capital expenditures.............      8,244         943         501             42,276              8,331          2,560

Net investment in Joint
  Ventures.......................     22,416       9,115       2,901             18,947              6,080          5,390
MITI equity in income (losses) of
  unconsolidated investees.......    (10,609)     (1,460)         81             (2,416)             4,209         (1,601)


                                    TOTAL
                                   --------
COMBINED (2)
Revenues.........................  $ 89,785
Depreciation and amortization....    16,625
Operating income (loss) before
  taxes..........................       604
Interest income..................       296
Interest expense.................     7,986
Net income (loss)................   (15,553)
Assets...........................   163,130
Capital expenditures.............    66,411
Contributions to Joint
  Ventures (3)...................    54,848
Subscribers (unaudited)..........   307,413
CONSOLIDATED SUBSIDIARIES AND
  JOINT VENTURES
Revenues.........................  $ 19,367(1)
Depreciation and amortization....     2,277
Operating income (loss) before
  taxes..........................    (1,957)(1)
Interest income..................       239
Interest expense.................     1,647
Net income (loss)................    (6,329)(1)
Assets...........................    37,934
Capital expenditures.............     3,556
UNCONSOLIDATED JOINT VENTURES
Revenues.........................  $ 70,418
Depreciation and amortization....    14,348
Operating income (loss) before
  taxes..........................     2,561
Interest income..................        57
Interest expense.................     6,339
Net income (loss)................    (9,224)
Assets...........................   125,196
Capital expenditures.............    62,855
Net investment in Joint
  Ventures.......................    64,849
MITI equity in income (losses) of
  unconsolidated investees.......   (11,796)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                           YEAR ENDED DECEMBER 31, 1996
                                                  ------------------------------------------------------------------------------
                                                     CABLE                    RADIO      INTERNATIONAL     TRUNKED
                                                  TELEVISION    PAGING    BROADCASTING   TOLL CALLING   MOBILE RADIO     TOTAL
                                                  -----------  ---------  -------------  -------------  -------------  ---------
COMBINED(2)
Revenues........................................   $  15,243   $  10,864    $  10,899      $  19,177      $   1,030    $  57,213
Depreciation and amortization...................       5,964       1,645          257            617            493        8,976
Operating income (loss) before taxes............      (5,990)       (943)         279          3,122         (1,409)      (4,941)
Interest income.................................      --              84           90         --             --              174
Interest expense................................       2,685       1,039          434             65            223        4,446
Net income (loss)...............................      (9,170)     (2,896)        (681)         2,997         (1,690)     (11,440)

Assets..........................................      27,238      12,829        4,125         13,815          8,345       66,352
Capital expenditures............................       7,944       3,439          789          2,096         --           14,268
Contributions to Joint Ventures (3).............      15,822       9,616        2,510         --              4,718       32,666
Subscribers (unaudited).........................      69,118      44,836          n/a            n/a          6,642      120,596

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES
Revenues........................................   $     170   $   2,880    $   9,363      $  --          $  --        $  12,413(1)
Depreciation and amortization...................         302         461          174         --             --              937
Operating income (loss) before taxes............        (832)       (427)       2,102         --             --              843(1)
Interest income.................................      --              81           90         --             --              171
Interest expense................................         116         270          177         --             --              563
Net income (loss)...............................      (1,216)     (1,209)       1,468         --             --             (957)(1)

Assets..........................................       2,017       3,232        3,483         --             --            8,732
Capital expenditures............................       1,813         443          555         --             --            2,811

UNCONSOLIDATED JOINT VENTURES
Revenues........................................   $  15,073   $   7,984    $   1,536      $  19,177      $   1,030    $  44,800
Depreciation and amortization...................       5,662       1,184           83            617            493        8,039
Operating income (loss) before taxes............      (5,158)       (516)      (1,823)         3,122         (1,409)      (5,784)
Interest income.................................      --               3       --             --             --                3
Interest expense................................       2,569         769          257             65            223        3,883
Net income (loss)...............................      (7,954)     (1,687)      (2,149)         2,997         (1,690)     (10,483)

Assets..........................................      25,221       9,597          642         13,815          8,345       57,620
Capital expenditures............................       6,131       2,996          234          2,096         --           11,457

Net investment in Joint Ventures................      23,662       9,869          796          2,704          2,049       39,080
MITI equity in income (losses) of unconsolidated
  investees.....................................      (7,355)     (1,876)      (2,152)           899           (595)     (11,079)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                              YEAR ENDED DECEMBER 31, 1995
                                                             ---------------------------------------------------------------
                                                                CABLE                    RADIO      INTERNATIONAL
                                                             TELEVISION    PAGING    BROADCASTING   TOLL CALLING     TOTAL
                                                             -----------  ---------  -------------  -------------  ---------
COMBINED (2)
Revenues...................................................   $   8,105   $   3,821    $   4,797      $   7,190    $  23,913
Depreciation and amortization..............................       2,946         602          402            465        4,415
Operating income (loss) before taxes.......................      (4,153)       (635)      (1,492)          (292)      (6,572)
Interest income............................................      --               9           13         --               22
Interest expense...........................................       1,599         456          366         --            2,421
Net income (loss)..........................................      (6,880)     (1,337)      (1,886)        (1,018)     (11,121)

Assets.....................................................      20,666       7,954        8,246         14,757       51,623
Capital expenditures.......................................       8,985       2,715          218          9,740       21,658
Contributions to Joint Ventures............................      12,549       4,533        1,655            898       19,635
Subscribers (unaudited)....................................      37,900      14,460          n/a            n/a       52,360

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES
Revenues...................................................   $  --       $     690    $   3,879      $  --        $   4,569(1)
Depreciation and amortization..............................      --             132          366         --              498
Operating income (loss) before taxes.......................      --             (23)        (237)        --             (260) (1)
Interest income............................................      --               9           13         --               22
Interest expense...........................................      --             161          300         --              461
Net income (loss)..........................................      --            (228)        (498)        --             (726) (1)

Assets.....................................................      --           2,398        7,999         --           10,397
Capital expenditures.......................................      --              40          172         --              212

UNCONSOLIDATED JOINT VENTURES
Revenues...................................................   $   8,105   $   3,131    $     918      $   7,190    $  19,344
Depreciation and amortization..............................       2,946         470           36            465        3,917
Operating income (loss) before taxes.......................      (4,153)       (612)      (1,255)          (292)      (6,312)
Interest income............................................      --          --           --             --           --
Interest expense...........................................       1,599         295           66         --            1,960
Net income (loss)..........................................      (6,880)     (1,109)      (1,388)        (1,018)     (10,395)

Assets.....................................................      20,666       5,556          247         14,757       41,226
Capital expenditures.......................................       8,985       2,675           46          9,740       21,446

Net investment in Joint Ventures...........................      20,536       6,036        1,174          2,078       29,824
MITI equity in income (losses) of unconsolidated
  investees................................................      (5,834)       (454)      (1,388)          (305)      (7,981)

------------------------

(1) Does not reflect the Communications Group's and Protocall's headquarter's revenue and selling, general and administrative expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

(2) On September 30, 1996, the Communications Group purchased an additional 32% of SAC/Radio 7, increasing the ownership percentage to 83% and acquiring control of its business. Accordingly, this investment is accounted for on a consolidated basis from this date forward and its results are reflected as such in the above tables. Results of operations for the year ended September 30, 1996 and prior are included with the unconsolidated Joint Ventures.

(3) In 1997, the Communications Group made investments of $2,599 in Fixed Telephony. In 1996, investments of $10,361 and $9,189 were made in Cellular Telecommunications and Fixed Telephony, respectively. In 1995, investments of $448 and $999 were made in Trunked Mobile Radio and Fixed Telephony, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The Communication Group's trunked mobile radio Joint Ventures are owned through its 56% ownership interest in Protocall Ventures. In October 1997, Protocall increased its ownership percentages in its Spanish Joint Ventures from 6%-16% to 17%-48%.

In December 1997, the Communications Group completed the purchase of 85% of Country Radio, a Joint Venture operating radio stations in Prague, Czech Republic and in January 1998, the Communications Group signed a definitive agreement to purchase 50% of a paging company in the Russian Federation.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-CHINA

In February, 1997, Metromedia China Corporation ("MCC") a subsidiary of the Company with telephony interests in China, acquired Asian American Telecommunications Corporation ("AAT") pursuant to a Business Combination Agreement (the "BCA") in which MCC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (i) one share of AAT common stock (the "AAT Common Stock") for one share of MCC Common Stock, par value $.01 per share ("MCC Common Stock"), (ii) one warrant to acquire one share of AAT Common Stock at an exercise price of $4.00 per share for one warrant to acquire one share of MCC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one share of AAT Common Stock at an exercise price of $6.00 per share for one warrant to acquire one share of MCC Common Stock at an exercise price of $6.00 per share. AAT is engaged in the development and construction of communication services in China. The transaction was accounted for as a purchase, with MCC as the acquiring entity.

As a condition to the closing of the BCA, MITI purchased from MCC, for an aggregate purchase price of $10.0 million, 3,000,000 share of MCC Class A Common Stock, par value $.01 per share (the "MCC Class A Common Stock") and warrants to purchase an additional 1,250,000 shares of MCC Class A Common Stock, at an exercise price of $6.00 per share. Shares of MCC Class A Common Stock are identical to shares of MCC Common Stock except that they are entitled, when owned by MITI, to three votes per share on all matters voted upon by MCC's stockholders and to vote as a separate class to elect six of the ten members to MCC's Board of Directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction MITI owned 56.5% of MCC's outstanding common stock with 79.6% voting rights. Subsequently, additional shares were purchased from a minority shareholder, increasing the ownership percentage to 58.4% with 80.4% of the voting rights.

The purchase price of the AAT transaction was determined to be $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. This has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The amortization of such goodwill for the year ended December 31, 1997 was approximately $2.3 million. The purchase price was allocated as follows (in thousands):

Current assets.....................................  $      46
Property, plant and equipment......................        279
Investments in Joint Ventures......................     18,950
Goodwill...........................................     68,975
Current liabilities................................     (2,202)
Other liabilities..................................         (5)
                                                     ---------
  Purchase price...................................  $  86,043
                                                     ---------
                                                     ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-CHINA (CONTINUED)

The difference between the Company's investment balance of $18.6 million in MCC prior to the acquisition of AAT and 56.52% of the net equity of MCC subsequent to the acquisition of AAT of $53.7 million was recorded as an increase to paid-in surplus of $35.1 million in the consolidated statements of stockholders' equity.

At December 31, 1997 and 1996, the Company's investments in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows:

                                                                   MCC      YEAR          YEAR
                                                                 OWNERSHIP VENTURE     OPERATIONS
NAME                                       1997       1996       %         FORMED       COMMENCED
----------------------------------------  -------  -----------   -------   -------   ---------------
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  ("Sichuan JV")........................  $10,946  $   --   (1)      92%    1996     Pre-operational
Chongqing Tai Le Feng Telecommunications
  Co., Ltd.
  ("Chongqing JV")......................    7,425      --            92%    1997     Pre-operational
Ningbo Ya Mei
  Telecommunications Co., Ltd.
  ("Ningbo JV").........................   27,480      --   (1)      70%    1996     1997
Beijing Metromedia-Jinfeng
  Communications
  Technology Development Co. Ltd.
  ("Golden Cellular JV")................    --             720       60%    1996
                                          -------  -----------
                                          $45,851  $       720
                                          -------  -----------
                                          -------  -----------

------------------------

(1) AAT was acquired on February 28, 1997 and had net investments at predecessor cost of $10.5 million and $3.7 million in Sichuan JV and Ningbo JV, respectively, as of December 31, 1996.

The Joint Ventures participate in project cooperation contracts with China United Telecommunications Incorporated ("China Unicom") that entitle the Joint Ventures to certain percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, AAT entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. ("CHTD") for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. ("Sichuan JV"). Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract provides for the establishment of a network of 50,000 local telephone lines in the Sichuan Province (the "Sichuan Network"), approximately 350 kilometers of secondary class fiber optical toll lines between Chengdu and Chongqing cities. This initial phase has a contractual term of twenty-five years. Subsequent phases are projected to expand the Sichuan Network to more than 1,000,000 lines of local telephone network and expand the intra-provincial long distance toll lines.

Under the STLF Contract, China Unicom will be responsible for the construction and operation of the Sichuan Network, while Sichuan JV will provide financing and consulting services for the project.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-CHINA (CONTINUED)
Distributable Cash Flows, as defined in the STLF Contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV for a twenty-five year period for each phase. Sichuan JV holds title to all assets constructed, except for gateway switches and long distance transmission facilities. On the tenth anniversary of the completion of the Sichuan Network's initial phase, the assets will transfer from Sichuan JV to China Unicom. The Joint Venture considers the cost of these fixed assets to be part of its contribution to the STLF Contract.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT is required to make capital contributions to Sichuan JV of $11.4 million, representing 95% of the Sichuan JV's equity. CHTD is required to contribute $600,000, representing 5% of the Sichuan JV's equity. The remaining investment will be in the form of $17.5 million of loan from AAT and Northern Telecom Communications ("Nortel"), the manufacturer of the equipment for construction of the network. Ownership in the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD for assistance with operations in China. Under the contract, the Company is obligated to pay an annual fee of RMB
15.0 million (U.S. $1.8 million) at December 31, 1997 exchange rates. During 1997 and 1996, AAT paid CHTD approximately $1.8 million and $914,000, respectively, under the agreement.

(B) CHONGQING JV

In May 1997, China established the City of Chongqing as a separate municipal government from the Province of Sichuan. On September 9, 1997, AAT entered into a Joint Venture Agreement with CHTD for the purpose of establishing Chongqing Tai Le Feng Telecommunication Co., Ltd. ("Chongqing JV"). Sichuan JV and Chongqing JV entered into an agreement whereby the Chongqing JV assumed the rights and obligations of the Sichuan JV under the STLF contract as it relates to the financing and consulting services for the Sichuan Network that is constructed by China Unicom within the City of Chongqing.

The total amount to be invested in Chongqing JV is $29.5 million with equity contributions from its shareholders amounting to $14.8 million. AAT is required to make capital contributions of $14.1 million representing 95% of the Chongqing JV's equity. CHTD is required to contribute $740,000 representing 5% of the Chongqing JV's equity. The remaining investment in Chongqing JV will be in the form of $14.7 million of loans from AAT and Nortel. Ownership in the Chongqing JV is 92% by AAT and 8% by CHTD.

(C) NINGBO JV

AAT entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. ("NUT") on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd ("Ningbo JV"). Ningbo JV is engaged in the development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. This project entailed construction of a mobile communications network with a capacity for 50,000 subscribers. China Unicom is the operator of the network, and Ningbo JV provides financing and consulting services to China Unicom.

NUT assigned Ningbo JV the rights and obligations received by NUT under a Network System Cooperation Contract (the "NUT Contract") with China Unicom, including the right to expand the project to a capacity of 50,000 subscribers. NUT has also agreed to assign the rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to NUT by China Unicom. Distributable Cash Flows, as defined in the NUT Contract are to be distributed 27% to China Unicom and 73% to Ningbo JV for a 15 year period for each phase. Under the NUT Contract, Ningbo JV will own 70%

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-CHINA (CONTINUED) of all assets constructed. Ningbo JV's ownership of these assets will transfer to China Unicom as Ningbo JV's project investment is returned. The Ningbo JV considers the cost of these assets to be part of its contribution to the NUT Contract.

Under the terms of the Ningbo JV, AAT provided $8.3 million of capital contributions, representing 70% of Ningbo JV's equity. NUT provided $3.6 million of capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. The Ningbo JV arranged loans with AAT, manufacturers of the equipment for the project and banks in the amount of $17.8 million.

As of December 31, 1997, AAT had long-term loans to Ningbo JV in the amount of $19.3 million. A substantial portion of these loans was to refinance previous loans from manufacturers. These loans bear interest at 10% per annum.

The following table represents summary financial information for the Joint Ventures and their related projects in China as of and for the year ended December 31, 1997 (in thousands, except subscribers):

                                                                  NINGBO       SICHUAN      CHONGQING
                                                                    JV           JV            JV          TOTAL
                                                                -----------  -----------  -------------  ----------
Revenues......................................................   $   1,422    $  --         $  --        $    1,422
Depreciation and amortization.................................       1,154           25        --             1,179
Operating income (loss).......................................          56         (223)          (20)         (187)
Interest income (expense) net.................................      (1,870)          70             5        (1,795)
Net loss......................................................      (1,814)        (153)          (15)       (1,982)

Assets........................................................      36,605       11,899         7,901        56,405
Net investment in project.....................................      32,669        8,815         3,791        45,275
AAT equity in loss of Joint Venture...........................      (1,270)        (141)          (14)       (1,425)

Ningbo JV records revenue from the China Unicom project based on amounts of revenues and profits reported to it by China Unicom through September 30, 1997. For the period ended September 30, 1997 revenues were $2.8 million and net income was $1.8 million.

(D) GOLDEN CELLULAR JV

The Company is in the process of dissolving Beijing Metromedia-Jinfeng Communications Technology Development Co. Ltd. ("Golden Cellular JV"), a Joint Venture created in March 1996, with Golden Cellular Communication Co., Ltd. ("GCC") for the purpose of developing, manufacturing, assembling and servicing of wireless telecommunications equipment, central telephone terminals and subscriber telephone terminals equipment and networks using Airspan Communications Corporation (an equipment manufacturer) technology in China.

GCC and Metromedia China Telephony Limited ("MCTL") entered into a settlement contract on March 3, 1998 which provides the terms for dissolution of the Golden Cellular JV.

MCTL has agreed to reimburse GCC $876,000 for certain development expenses incurred by GCC and assign to GCC all of MCTL's rights to the assets of the Golden Cellular JV, valued at approximately $720,000.

Certain equipment imported to China by MCTL will be transferred out of China. MCTL will be solely responsible for the costs of shipping the equipment out of China.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES-CHINA (CONTINUED)
The Company has recorded $1.5 million, as the estimated cost to dissolve the Golden Cellular JV which is included in operating expenses in the consolidated statements of operations.

4. LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                                                               1997        1996
                                                                                            ----------  ----------
MMG (EXCLUDING COMMUNICATIONS GROUP, ENTERTAINMENT GROUP AND SNAPPER)
6 1/2% Convertible Debentures due 2002, net of unamortized discount of $15,261............  $   --      $   59,739
9 1/2% Debentures due 1998, net of unamortized discount of $86............................      --          59,398
9 7/1% Senior Debentures due 1997, net of unamortized premium of $38......................      --          15,038
10% Debentures due 1999...................................................................      --           5,467
MPCA Acquisition Notes Payable due 1997...................................................      --           1,179
Other.....................................................................................       1,410       1,805
                                                                                            ----------  ----------
                                                                                                 1,410     142,626
                                                                                            ----------  ----------
ENTERTAINMENT GROUP
Notes payable to banks under Credit, Security and Guaranty Agreements.....................      --         247,500
Other guarantees and contracts payable, net of unamortized discounts of $2,699............      --          15,033
                                                                                            ----------  ----------
                                                                                                --         262,533
                                                                                            ----------  ----------
COMMUNICATIONS GROUP
Hungarian Foreign Trade Bank..............................................................      --             246
                                                                                            ----------  ----------
                                                                                                --             246
                                                                                            ----------  ----------
SNAPPER
Snapper Revolver..........................................................................      75,359      46,419
Industrial Development Bonds..............................................................       1,024       1,050
                                                                                            ----------  ----------
                                                                                                76,383      47,469
                                                                                            ----------  ----------
Capital lease obligations, interest rates of 7% to 13%....................................       1,623       6,185
                                                                                            ----------  ----------
  Long-term debt including discontinued operations........................................      79,416     459,059
  Long-term debt, attributable to discontinued operations.................................      --        (268,305)
  Current portion.........................................................................     (21,478)    (17,544)
                                                                                            ----------  ----------
    Long-term debt........................................................................  $   57,938  $  173,210
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Aggregate annual repayments of long-term debt over the next five years and thereafter are as follows (in thousands):

1998...............................................  $  21,478
1999...............................................        818
2000...............................................     55,249
2001...............................................      1,091
2002...............................................         92
Thereafter.........................................        688

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
MMG (EXCLUDING COMMUNICATIONS GROUP, ENTERTAINMENT GROUP AND SNAPPER)

In connection with the Entertainment Group Sale (see note 5), the Company repaid all of its outstanding debentures. During August 1997, the Company repaid its 9 1/2% Subordinated Debentures, 10% Subordinated Debentures and 6 1/2% Convertible Subordinated Debentures. In connection with the repayment of its outstanding debentures, the Company expensed certain unamortized discounts associated with the debentures and recognized an extraordinary loss of $13.6 million on the extinguishment of the debt.

The 9 7/8% Senior Subordinated Debentures were paid in March 1997.

ENTERTAINMENT GROUP

On July 10, 1997, in connection with the Entertainment Group Sale (see note 5), the Entertainment Group Credit Facility, as defined below was repaid.

On July 2, 1996, the Entertainment Group entered into a credit agreement with Chase Bank as agent for a syndicate of lenders, pursuant to which the lenders provided to the Entertainment Group and its subsidiaries a $300 million credit facility (the "Entertainment Group Credit Facility"). The $300 million facility consisted of a secured term loan of $200 million (the "Term Loan") and a revolving credit facility of $100 million, including a $10 million letter of credit subfacility, (the "Revolving Credit Facility"). Proceeds from the Term Loan and $24.0 million of the Revolving Credit Facility were used to refinance the existing indebtedness of Orion (the "Old Orion Credit Facility"), Goldwyn and MPCA (as defined in note 10). In connection with the refinancing of the Old Orion Credit Facility, the Entertainment Group expensed the deferred financing costs associated with the Old Orion Credit Facility and recorded an extraordinary loss of approximately $4.5 million in 1996.

At the November 1 Merger date (see note 7), proceeds from the Old Orion Credit Facility as well as amounts advanced from MMG under a subordinated promissory note, were used to repay and terminate all outstanding Plan debt obligations ($210.7 million) and to pay certain transaction costs. To record the repayment and termination of the Plan debt, the Entertainment Group removed certain unamortized discounts associated with such obligations from its accounts and recognized an extraordinary loss of $32.4 million on the extinguishment of debt in 1995.

COMMUNICATIONS GROUP

A loan from the Hungarian Foreign Trade Bank, which bore interest at 34.5%, was repaid in 1997.

Included in interest expense for the years ended December 31, 1996 and 1995 are $107,000 and $3.8 million, respectively, of interest on amounts due to Metromedia Company ("Metromedia"), an affiliate of the Company.

SNAPPER

On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth"), pursuant to which AmSouth had agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in the Snapper Credit Agreement (the "Snapper Revolver") for a period ending on January 1, 1999 (the "Snapper Revolver Termination Date"). The Snapper Revolver is guaranteed by the Company.

Interest under the Snapper Revolver is payable at Snapper's option at a rate equal to either (i) prime plus .5% (from November 26, 1996 through May 25, 1997) and prime plus 1.5% (from May 26, 1997 to the

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
Snapper Revolver Termination Date) and (ii) LIBOR (as defined in the Snapper Credit Agreement) plus 2.5% (from November 26, 1996 through May 25, 1997) and LIBOR plus 3.5% (from May 26, 1997 to the Snapper Revolver Termination Date).

The Snapper Revolver contains customary covenants, including delivery of certain monthly, quarterly and annual financial information, delivery of budgets and other information related to Snapper, limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback) or otherwise dispose of all or any material portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales or other transactions with any division or an affiliate of Snapper, without the prior written consent of AmSouth; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company at any time (a) an Event of Default (as defined in the Snapper Credit Agreement) exists or would result because of such payment, (b) there would be less than $10 million available to Snapper under the terms of the Snapper Credit Agreement, (c) a single payment would exceed $3 million, (d) prior to January 1, 1998, and (e) such payment would occur more frequently than quarterly after January 1, 1998; (vi) make loans, issue additional indebtedness or make any guarantees. In addition, Snapper is required to maintain at all times as of the last day of each month a specified net worth. The Snapper Credit Agreement is secured by a first priority security interest in all of Snapper's assets and properties and is also entitled to the benefit of a replenishable $1.0 million cash collateral account, which was initially funded by Snapper. Under the Snapper Credit Agreement, AmSouth may draw upon amounts in the cash collateral account to satisfy any payment defaults by Snapper and Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, are obligated to replenish such account any time amounts are so withdrawn up to the entire amount of the Snapper Revolver.

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

At December 31, 1996, Snapper was not in compliance with certain of these covenants. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) an annual administrative fee to be paid on December 31, 1997,
(ii) an increase in Snapper's borrowing rates as of December 31, 1997 (from prime rate to prime rate plus 1.50% and from LIBOR plus 2.50% to LIBOR plus 4.00%), and (iii) an increase in Snapper's commitment fee as of December 31, 1997 from .50% per annum to .75% per annum. As part of the amendment to the Snapper Credit Agreement AmSouth waived: (i) the covenant defaults as of December 31, 1996, (ii) the $250,000 semi-annual administrative fee requirement which was set to commence on May 26, 1997 and (iii) the mandatory borrowing rate and commitment fee increase that was to occur on May 26, 1997. Furthermore, the amendment replaced certain existing financial covenants with

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
covenants on minimum quarterly cash flow and equity requirements, as defined. In addition, the Company and AmSouth agreed to a $10.0 million credit facility.

On April 30, 1997, Snapper closed a $10.0 million working capital facility ("Working Capital Facility") with AmSouth which amended Snapper's existing $55.0 million facility. The Working Capital Facility (i) provided AmSouth with a PARI PASSU collateral interest in all of Snapper's assets (including rights under a Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with the Snapper Revolver), (ii) accrue interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and
(iii) was due and payable on October 1, 1997. On October 1, 1997, the Company repaid the $10.0 million Working Capital Facility.

On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper Revolver bears interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%). The Snapper Revolver matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company and Messrs. Kluge and Subotnick have agreed to guarantee $10.0 million of the Snapper Revolver. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certain quarterly cash flow requirements.

At December 31, 1997, Snapper was not in compliance with the financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) a reduction in the amount of the line of credit from $80.0 million to $55.0 million as of July 1, 1998 and (ii) a reduction in the finished goods advance rate from 80% to 70% as of July 1, 1998 and a further reduction to 50% on December 31, 1998. As a part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of December 31, 1997. Furthermore, the amendment replaced the existing 1998 financial covenants with covenants reflecting Snapper's anticipated cash flow and equity changes based on the seasonality of the business.

It is assumed that the carrying value of Snapper's bank debt approximates its face value because it is a floating rate instrument.

Snapper has industrial development bonds with certain municipalities. The industrial development bonds mature in 1999 and 2001, and their interest rates range from 62% to 75% of the prime rate.

5. THE ENTERTAINMENT GROUP SALE

On July 10, 1997, the Company sold the stock of Orion, including substantially all of the assets of its entertainment group (the "Entertainment Group"), consisting of Orion, Goldwyn Entertainment Company ("Goldwyn") and Motion Picture Corporation of America ("MPCA") (and their respective subsidiaries) which included a feature film and television library of over 2,200 titles to P&F Acquisition Corp. ("P&F"), the parent company of Metro-Goldwyn-Mayer Inc. ("MGM") for a gross consideration of $573.0 million of which $296.4 million of the proceeds from the Entertainment Group Sale was used to repay amounts outstanding under the Entertainment Group's credit facilities and certain other indebtedness of the Entertainment Group.

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. THE ENTERTAINMENT GROUP SALE (CONTINUED)
The net gain on sale reflected in the consolidated statement of operations for the year ended December 31, 1997 is as follows (in thousands):

Net proceeds......................................................  $ 276,607
Net liabilities of Entertainment Group at May 2, 1997.............     22,089
Transaction costs.................................................     (6,000)
Income taxes......................................................    (26,402)
                                                                    ---------
Gain on Entertainment Group Sale..................................  $ 266,294
                                                                    ---------
                                                                    ---------

The Entertainment Group's revenues for the period January 1, 1997 to May 2, 1997 and the years ended December 31, 1996 and 1995 were $41.7 million, $135.6 million and $133.8 million, respectively. The Entertainment Group's loss from operations for the period January 1, 1997 to May 2, 1997 and the years ended December 31, 1996 and 1995 were $32.2 million, $23.4 million and $50.8 million, respectively. Loss from operations for the period January 1, 1997 to May 2, 1997 and the years ended December 31, 1996 and 1995 include income tax expense (benefit) of ($3.2) million, $1.0 million and $767,000, respectively.

Net assets of the Entertainment Group at December 31, 1996 were as follows (in thousands):

Current assets...................................................  $ 101,883
Non-current assets...............................................    327,698
Current liabilities..............................................   (119,314)
Non-current liabilities..........................................   (299,295)
                                                                   ---------
    Net assets...................................................  $  10,972
                                                                   ---------
                                                                   ---------

The following pro forma information illustrates the effect of (1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures (see note 4), (3) the acquisition of AAT (see note 3) and (4) the sale of Landmark (see note 6) on revenues, loss from continuing operations and loss from continuing operations per share for the years ended December 31, 1997 and 1996. The pro forma information assumes (1) the Entertainment Group Sale,
(2) the repayment of MMG's outstanding subordinated debentures and (3) the acquisition of AAT and (4) the sale of Landmark occurred at the beginning of each period. It also assumes Snapper was included in the consolidated results of operations at the beginning of 1996 (in thousands, except per share amounts).

                                                                         1997         1996
                                                                      -----------  -----------
                                                                      (UNAUDITED)  (UNAUDITED)
Revenues............................................................  $   204,328  $   167,215
                                                                      -----------  -----------
                                                                      -----------  -----------
Loss from continuing operations.....................................     (123,015)     (97,308)
                                                                      -----------  -----------
                                                                      -----------  -----------
Loss from continuing operations per share...........................  $     (1.84) $     (1.79)
                                                                      -----------  -----------
                                                                      -----------  -----------

6. SALE OF LANDMARK THEATRE GROUP

On December 17, 1997, the Company entered into an agreement (the "Landmark Agreement") with Silver Cinemas, Inc. ("Silver Cinemas"), pursuant to which the Company will sell to Silver Cinemas (the "Landmark Sale") all of the assets, except cash and certain of the liabilities of Landmark, for an aggregate cash purchase price of approximately $62.5 million. The Company anticipates that the Landmark Sale will be consummated in April 1998. The Landmark Sale has been recorded as a discontinuance of a business

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. SALE OF LANDMARK THEATRE GROUP (CONTINUED) segment in the accompanying consolidated financial statements. The Company expects to record a gain on the sale of the discontinued segment.

The net assets of Landmark at December 31, 1997, November 12, 1997, the date the Company adopted a plan to dispose of Landmark, and December 31, 1996 were as follows (in thousands):

                                     DECEMBER 31,  NOVEMBER 12,  DECEMBER 31,
                                         1997          1997          1996
                                     ------------  ------------  ------------
Current assets.....................   $      793    $      906    $      796
Non-current assets.................       57,183        57,523        58,719
Current liabilities................       (6,286)       (4,738)       (7,496)
Non-current liabilities............       (4,922)       (5,160)       (5,517)
                                     ------------  ------------  ------------
  Net assets.......................   $   46,768    $   48,531    $   46,502
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------

Landmark's revenues and income (loss) from operations for the period January 1, 1997 to November 12, 1997 and for the period July 2, 1996 (date of acquisition of Landmark) to December 31, 1996 were $48.7 million, ($108,000), $29.6 million and $1.2 million, respectively. Loss from operations for the period January 1, 1997 to November 12, 1997 includes income taxes of $408,000.

7. THE NOVEMBER 1 MERGER

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

In addition, pursuant to the terms of a contribution agreement dated as of November 1, 1995 among the Company and two affiliates of Metromedia, MetProductions, Inc. ("MetProductions") and Met International, Inc. ("Met International"), MetProductions and Met International contributed to the Company an aggregate of $37,068,303 consisting of (i) interests in a partnership and
(ii) the principal amount of indebtedness of Orion and its affiliate, and indebtedness of an affiliate of MITI, owed to MetProductions

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. THE NOVEMBER 1 MERGER (CONTINUED)
and Met International respectively, in exchange for an aggregate of 3,530,314 shares of the Company's common stock.

Immediately prior to the consummation of the November 1 Merger, there were 17,490,901 shares of the Company's common stock outstanding. As a result of the consummation of the November 1 Merger and the transactions contemplated by the contribution agreement, the Company issued an aggregate of 24,965,985 shares of common stock. Following consummation of the November 1 Merger and the transactions contemplated by the contribution agreement, Metromedia and its affiliates (the "Metromedia Holders") collectively held an aggregate of 15,252,128 shares of common stock (or 35.9% of the issued and outstanding shares of common stock).

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

For accounting purposes only, Orion and MITI were deemed to be the joint acquirers of Actava and Sterling. The acquisition of Actava and Sterling has been accounted for as a reverse acquisition. As a result of the reverse acquisition, the historical financial statements of the Company for periods prior to the November 1 Merger are those of Orion and MITI, rather than Actava. The operations of Actava and Sterling have been included in the accompanying consolidated financial statements from November 1, 1995, the date of acquisition. During December 1995, the Company adopted a formal plan to dispose of Snapper (see notes 1 and 8). In addition, the Company's investment in RDM was deemed to be a non-strategic asset (see note 9).

At December 31, 1995, Snapper was recorded in an amount equal to the sum of estimated cash flows from the operations of Snapper plus the anticipated proceeds from the sale of Snapper which amounted to $79.2 million. The excess of the purchase price allocated to Snapper in the November 1 Merger over the expected estimated cash flows from the operations and sale of Snapper in the amount of $293.6 million for the year ended December 31, 1995 has been reflected in the accompanying consolidated statement of operations as a loss on disposal of a discontinued operation. No income tax benefits were recognized in connection with this loss on disposal because of the Company's losses from continuing operations and net operating loss carryforwards.

The purchase price of Actava, Sterling and MITI minority interests, exclusive of transaction costs, amounted to $438.9 million at November 1, 1995. The excess purchase price over the net fair value of assets acquired amounted to $404.0 million at November 1, 1995, before the write-off of Snapper goodwill of $293.6 million.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. THE NOVEMBER 1 MERGER (CONTINUED)
Certain of the amounts owed by Orion ($20.4 million), MITI ($34.1 million) and Sterling ($524,000) to Metromedia were financed by Metromedia through borrowings under a $55.0 million credit agreement between the Company and Metromedia (the "Actava-Metromedia Credit Agreement"). Orion, MITI and Sterling repaid such amounts to Metromedia, and Metromedia repaid the Company the amounts owed by Metromedia to the Company under the Actava-Metromedia Credit Agreement. In addition, certain amounts owed by Orion to Metromedia were repaid on November 1, 1995.

8. SNAPPER, INC.

In connection with the November 1 Merger (see note 7), Snapper was classified as an asset held for sale. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper. Snapper has been included in the consolidated financial statements as of November 1, 1996. The allocation of the November 1, 1996 carrying value of Snapper, $73.8 million, which included an intercompany receivable of $23.8 million, is as follows (in thousands):

Cash......................................................  $   7,395
Accounts receivable.......................................     36,544
Inventories...............................................     51,707
Property, plant and equipment.............................     29,118
Other assets..............................................        773
Accounts payable and accrued expenses.....................    (25,693)
Debt......................................................    (40,059)
Other liabilities.........................................     (3,200)
                                                            ---------
Excess of assets over liabilities.........................     56,585
Carrying value at November 1, 1996........................     73,800
                                                            ---------
Excess of carrying value over fair value of net assets....  $  17,215
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

The following table summarizes the operating results of Snapper for the ten months ended October 31, 1996 and for the period November 1, 1995 to December 31, 1995 (in thousands):

                                                                           1996        1995
                                                                        ----------  ----------
Revenue...............................................................  $  130,623  $   14,385
Operating expenses....................................................     148,556      34,646
                                                                        ----------  ----------
Operating loss........................................................     (17,933)    (20,261)
Interest expense......................................................      (6,859)     (1,213)
Other income (expenses)...............................................       1,210        (259)
                                                                        ----------  ----------
Loss before income taxes..............................................     (23,582)    (21,733)
Income taxes..........................................................      --          --
                                                                        ----------  ----------
Net loss..............................................................  $  (23,582) $  (21,733)
                                                                        ----------  ----------
                                                                        ----------  ----------

As part of Snapper's transition to the dealer-direct business, Snapper had from time to time reacquired the inventories and less frequently had purchased the accounts receivable of distributors it had canceled. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. SNAPPER, INC. (CONTINUED)
purchase of inventories is recorded by reducing sales for the amount credited to accounts receivable from the canceled distributor and recording the repurchased inventory at the lower of cost or market. During 1997, 1996 and 1995, 9, 18 and 7 distributors were canceled, respectively. Inventories purchased (and/or credited to the account of canceled distributors) under such arrangements amounted to (in thousands):

                                                                                TEN MONTHS
                                                              TWO MONTHS           ENDED          TWO MONTHS
                                           YEAR ENDED            ENDED          OCTOBER 31,          ENDED
                                        DECEMBER 31, 1997  DECEMBER 31, 1996       1996        DECEMBER 31, 1995
                                        -----------------  -----------------  ---------------  -----------------
Inventories...........................      $  25,405          $   3,117         $  21,376         $   4,596
Decrease in gross profit..............          8,383              2,106             5,967             1,245

9. INVESTMENT IN RDM

In connection with the November 1 Merger, RDM was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995, the Company recorded its investment in RDM to reflect the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million and the writedown of $16.3 million was reflected as a loss from discontinued operations in the 1996 consolidated statement of operations.

On April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation. Since April 1, 1997, the Company recorded in its results of operations in 1997 a reduction in the carrying value of its investment in RDM of $18.0 million and its share of the expected net loss of RDM of $8.2 million.

On June 20, 1997 RDM entered into a $100.0 million revolving and term credit facility (the "RDM Credit Facility"). The RDM Credit Facility was guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder ( the "Lenders"), which was obtained by Metromedia Company, and could not be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Credit Facility). In consideration of providing the letters of credit, Metromedia was granted warrants to purchase 3 million shares of RDM Common Stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants have a ten year term and are exercisable beginning September 19, 1997. In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia offered the Company the opportunity to substitute its letter of credit for Metromedia's letter of credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia's letter of credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such a payment. As a result of the foregoing, on August 22, 1997, the Lender declared an Event of Default, as defined under the RDM Credit Facility and accelerated all amounts outstanding under such facility. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have proceeded with the liquidation of their assets and properties and discontinued ongoing business operations. The Company does not currently anticipate that it will receive any distributions on account of its RDM common stock or RDM Warrants. The Company has recorded in

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. INVESTMENT IN RDM (CONTINUED)
its results of operations in 1997 a further reduction in the carrying value of RDM of $4.9 million and a loss of $15.0 million on the letter of credit guarantee.

After the commencement of RDM's and its affiliates' chapter 11 cases, the Lender drew upon the entire amount of the Letter of Credit. Consequently, the Company will become subrogated to the Lender's secured claims against the Company in an amount equal to the drawing under the Letter of Credit following payment in full of the Lender. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain what recovery the Company will obtain in respect of such subrogation claims.

On February 18, 1998 the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee in the United States Bankruptcy Court for the Northern Division of Georgia. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the bankruptcy court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation.

10. ENTERTAINMENT GROUP ACQUISITIONS

On July 2, 1996, the Company consummated the acquisition (the "Goldwyn Company Merger") of the Samuel Goldwyn Company ("Goldwyn Company") by merging the Company's newly formed subsidiary, SGC Merger Corp., into Goldwyn Company. Upon consummation of the Goldwyn Company Merger, Goldwyn was renamed Goldwyn Entertainment Company. Holders of common stock received .3335 shares of the Company's common stock (the "Common Stock") for each share of Goldwyn Company Common Stock in accordance with a formula set forth in the Agreement and Plan of Merger relating to the Goldwyn Company Merger (the "Goldwyn Company Merger Agreement"). Pursuant to the Goldwyn Company Merger, the Company issued 3,130,277 shares of common stock.

The purchase price, including the value of existing Goldwyn Company stock options and transaction costs related to the Goldwyn Company Merger, was approximately $43.8 million.

Also on July 2, 1996, the Company consummated the acquisition (the "MPCA Merger", together with the Goldwyn Company Merger, the "July 2 Mergers") of Motion Picture Corporation of America ("MPCA") by merging the Company's recently formed subsidiary, MPCA Merger Corp., with MPCA. In connection with the MPCA Merger, the Company (i) issued 1,585,592 shares of common stock to MPCA's sole stockholders, and (ii) paid such stockholders approximately $1.2 million in additional consideration, consisting of promissory notes. The purchase price, including transaction costs, related to the acquisition of MPCA was approximately $21.9 million.

The excess of the purchase price over the net fair value of liabilities assumed in the July 2 Mergers amounted to $125.4 million.

Following the consummation of the July 2 Mergers, the Company contributed its interests in Goldwyn and MPCA to Orion, with Goldwyn and MPCA becoming wholly-owned subsidiaries of Orion. Orion, Goldwyn and MPCA were collectively referred to as the Entertainment Group (see notes 4 and 5). The July 2 Mergers were recorded in accordance with the purchase method of accounting for business combinations. The purchase price to acquire both Goldwyn and MPCA were allocated to the net assets acquired according to management's estimate of their respective fair values and the results of those purchased businesses have been included in the accompanying consolidated financial statements from July 2, 1996, the date of acquisition (see notes 4 and 5).

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 70,000,000 shares of Preferred Stock authorized and 4,140,000 shares were outstanding as of December 31, 1997.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock ("Preferred Stock") with a liquidation preference of $50 per share, generating net proceeds of approximately $199.4 million. Dividends on the Preferred Stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share (equivalent to a conversion rate of 3 1/3 shares of common stock for each share of Preferred Stock), subject to adjustment under certain conditions.

The Preferred Stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any Change of Control (as defined in the certificate of designation of the Preferred Stock (the "Certificate of Designation")), each holder of Preferred Stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the Preferred Stock into the Company's common stock at a conversion price equal to the greater of (i) the Market Value, as of the Change of Control Date (as defined in the Certificate of Designation) and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the Market Value of the Company's common stock otherwise issuable.

COMMON STOCK

On July 2, 1996, the Company completed a public offering of 18,400,000 shares of common stock, generating net proceeds of approximately $190.6 million.

On August 29, 1996, the Company increased the number of authorized shares of common stock from 110,000,000 to 400,000,000. At December 31, 1997, 1996 and
1995 there were 68,390,800, 66,153,439 and 42,613,738 shares issued and outstanding, respectively.

As part of the MPCA Merger, the Company issued 256,504 shares of restricted common stock to certain employees. The common stock was to vest on a pro-rata basis over a three year period ending in July 1999. The total market value of the shares at the time of issuance was treated as unearned compensation and was charged to expense over the vesting period. Unearned compensation charged to expense for the period ended December 31, 1997 and 1996 was $352,000 and, $529,000, respectively. In connection with the Entertainment Group Sale, the 256,504 shares of restricted common stock became fully vested. The cost of $2.3 million associated with the vesting of the restricted common stock was recorded as a reduction to the Entertainment Group Sale gain.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
At December 31, 1997, the Company has reserved for future issuance shares of Common Stock in connection with the stock option plans and Preferred Stock listed below:

Stock option plans......................................  10,037,180
Preferred Stock.........................................  13,800,000
                                                          ---------
                                                          23,837,180
                                                          ---------
                                                          ---------

STOCK OPTION PLANS

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "MMG Plan"). The aggregate number of shares of common stock that may be the subject of awards under the MMG Plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the MMG Plan may not exceed 250,000 in the aggregate. The MMG Plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with the stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 1997 there were 3,804,387 additional shares available for grant under the MMG Plan.

Following the November 1 Merger, options granted pursuant to each of the MITI stock option plan and the Actava stock option plans and, following the Goldwyn Merger, the Goldwyn stock option plans were converted into stock options exercisable for common stock of MMG in accordance with their respective exchange ratios.

The per share weighted-average fair value of stock options granted during 1997 and 1996 was $4.33 and $7.36 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 50% in 1997 and 49% in 1996, expected dividend yield of zero percent, risk-free interest rate of 5.5% in 1997 and 5.2% in 1996 and an expected life of 4 years in 1997 and 7 years in 1996.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the MMG Plan for the years ended December 31, 1997 and 1996 and for the year ended December 31, 1996 compensation expense of $153,000 has been recorded for stock options under the MITI stock option plan in the consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would have (decreased) increased to the pro forma amounts indicated below (in thousands, except per share amount):

                                                                          1997        1996
                                                                        ---------  -----------
Net income (loss) attributable to common stockholders:
  As reported.........................................................  $  84,107  $  (115,243)
  Pro forma...........................................................  $  75,925  $  (118,966)
Income (loss) per common share--Basic:
  As reported.........................................................  $    1.26  $     (2.12)
  Pro forma...........................................................  $    1.13  $     (2.19)

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
Pro forma net income reflects only options granted under the MMG Plan in 1997 and 1996 and the MITI stock option plan in 1996. MITI and Actava stock options granted prior to the November 1 Merger were recorded at fair value. In addition, Goldwyn stock options granted prior to the Goldwyn Company Merger, were recorded at fair value and included in the Goldwyn purchase price.

Stock option activity during the periods indicated is as follows:

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                     NUMBER       EXERCISE
                                                                    OF SHARES       PRICE
                                                                   -----------  -------------
Balance at December 31, 1995.....................................    1,863,000    $    4.81
Transfer of Goldwyn options in acquisition.......................      202,000    $   23.33
Options granted..................................................    2,945,000    $   12.63
Options exercised................................................     (167,000)   $    7.46
Options forfeited................................................     (264,000)   $   13.03
                                                                   -----------
Balance at December 31, 1996.....................................    4,579,000    $   10.09
Options granted..................................................    6,629,000    $    8.75
Options exercised................................................   (2,333,000)   $    9.23
Options forfeited................................................     (234,000)   $   10.22
Options canceled.................................................   (2,768,000)   $   12.75
                                                                   -----------
Balance at December 31, 1997.....................................    5,873,000    $    7.66
                                                                   -----------
                                                                   -----------

At December 31, 1997 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.08-$56.22 and 8.5 years, respectively.

In addition to the MMG Plan, at December 31, 1997, there were 360,000 shares that may be the subject of awards under other existing stock option plans.

At December 31, 1997 and 1996, the number of stock options exercisable was 2,573,000 excluding any effects of accelerated vesting, and 2,031,000, respectively, and the weighted-average exercise price of these options was $6.99 and $7.92, respectively.

On March 26, 1997 the Board of Directors approved the cancellation and reissuance of all stock options previously granted pursuant to the MMG Plan at an exercise price of $9.31, the fair market value of MMG Common Stock at such date. In addition, on March 26, 1997, the Board of Directors authorized the grant of approximately 1,900,000 stock options at an exercise price of $9.31 under the MMG Plan.

On April 18, 1997, two officers of the Company were granted stock options, not pursuant to any plan, to purchase 1,000,000 shares each of Common Stock at a purchase price of $7.44 per share, the fair market value of the Common Stock at such date. The stock options vest and become fully exercisable four years from the date of grant.

The MMG Plan provides that upon a sale of "substantially all" of the Company's assets, all unvested outstanding options to acquire the Common Stock under such plan would vest and become immediately exerciseable. In connection with the Entertainment Group Sale, the Company's Compensation Committee determined that the Entertainment Group Sale constituted a sale of "substantially all" of the Company's assets for purposes of the MMG Plan, thereby accelerating the vesting of all options outstanding under such plan. As of December 31, 1997, 2,328,489 options had been issued to the directors, officers and certain employees of the Company, Landmark and the Communications Group, and remain outstanding under the MMG Plan and 1,526,632 of such options had not vested. All such options are exercisable at a

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. STOCKHOLDERS' EQUITY (CONTINUED)
price equal to $9.31 per share. All of the directors of the Company have agreed to waive the accelerated vesting of their options and the Company is in the process of obtaining waivers from the remaining officers and employees of the Company and Communications Group.

On December 13, 1995, the Board of Directors of the Company terminated the Actava 1991 Non-Employee Director Stock Option Plan. The Company had previously reserved 150,000 shares for issuance upon the exercise of stock options granted under this plan and had granted 20,000 options thereunder.

12. INCOME TAXES

The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 consists of the following (in thousands):

                                 1997     1996     1995
                                -------  -------  -------
Federal.......................  $(9,935) $ --     $ --
State and local...............    1,982    --       --
Foreign.......................      914      414    --
                                -------  -------  -------
Current.......................   (7,039)     414    --
Deferred......................    1,812    --       --
                                -------  -------  -------
                                $(5,227) $   414  $ --
                                -------  -------  -------
                                -------  -------  -------

The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 applies to continuing operations.

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided.

The Company had pre-tax losses from foreign operations of $23.2 million, $4.4 million and $1.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Pre-tax losses from domestic operations were $112.9 million, $67.3 million and $34.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.

State and local income tax expense for the year ended December 31, 1997 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's net operating loss carryforwards to mitigate such taxes. Foreign tax expense for the years ended December 31, 1997 and 1996 reflects estimates of withholding and remittance taxes.

                      METROMEDIA INTERNATIONAL GROUP, INC.

12. INCOME TAXES (CONTINUED)
The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1997 and 1996 are as follows (in thousands):

                                                                                             1997         1996
                                                                                          -----------  -----------
Net operating loss carryforward.........................................................  $    65,261  $    61,803
Allowance for doubtful accounts.........................................................        3,842        3,911
Capital loss carryforward...............................................................      --             6,292
Reserves for self-insurance.............................................................       10,464       10,415
Investment in equity investee...........................................................       28,425       12,325
Purchase of safe harbor lease investment................................................       (6,628)      (7,903)
Minimum tax credit (AMT) carryforward...................................................       13,036        8,805
Other reserves..........................................................................       10,604       10,770
Other...................................................................................         (117)      (4,905)
                                                                                          -----------  -----------
Subtotal before valuation allowance.....................................................      124,887      101,513
Valuation allowance.....................................................................     (124,887)    (101,513)
                                                                                          -----------  -----------
Deferred taxes..........................................................................  $   --       $   --
                                                                                          -----------  -----------
                                                                                          -----------  -----------

The net change in the total valuation allowance for the years ended December 31, 1997, 1996 and 1995 was an increase of $23.4 million, $18.3 million, and $79.4 million, respectively.

The Company's income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before income tax expense (benefit). The reasons for these differences are explained in the following table (in thousands):

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Benefit based upon federal statutory rate of 35%..............................  $  (47,645) $  (25,106) $  (12,693)
Foreign taxes in excess of federal credit.....................................         914         414      --
Amortization of goodwill......................................................       1,729       1,492      --
Foreign operations............................................................       8,126       1,548         656
Change in valuation allowance.................................................      17,370      11,330       9,645
Equity in losses of Joint Ventures............................................       7,616      10,690       2,377
Minority interest of consolidated subsidiaries................................      (3,112)       (233)        (66)
Impact of alternative minimum tax.............................................       7,452      --          --
Other, net....................................................................       2,323         279          81
                                                                                ----------  ----------  ----------
Income tax expense (benefit)..................................................  $   (5,227) $      414  $   --
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

At December 31, 1997 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $186.5 million and $13.0 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

The use by the Company of the pre-November 1, 1995 net operating loss carryforwards reported by Actava and MITI ("the Pre-November 1 Losses") (and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Actava and MITI as the parent corporations) are subject to certain limitations as a result of the November 1 Merger, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

12. INCOME TAXES (CONTINUED)
Under Section 382 of the Internal Revenue Code, annual limitations generally apply to the use of the Pre-November 1 Losses by the Company. The annual limitations on the use of the Pre-November 1 Losses of Actava and MITI by the Company approximate $18.3 million and $10.0 million per year, respectively. To the extent Pre-November 1 Losses equal to the annual limitation with respect to Actava and MITI are not used in any year, the unused amount is generally available to be carried forward and used to increase the applicable limitation in the succeeding year.

The use of Pre-November 1 Losses of MITI is also separately limited by the income and gains recognized by the corporations that were members of MITI affiliated group. Under proposed Treasury regulations, such Pre-November 1 Losses of any such former members of such group, are usable on an aggregate basis to the extent of the income and gains of such former members of such group.

As a result of the November 1 Merger, the Company succeeded to approximately $92.2 million of Pre-November 1 Losses of the Actava Group. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. To the extent all of the Actava intangibles are eliminated, when the Pre-November 1 Losses are utilized they will reduce income tax expense.

13. EMPLOYEE BENEFIT PLANS

The Communications Group and Snapper have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. The Communications Group matches 50% of the amounts contributed by plan participants up to 6% of their compensation. Snapper's employer match is determined each year, and was 50% of the first 6% of compensation contributed by each participant for the year ended December 31, 1997 and the period November 1, 1996 to December 31, 1996. The contribution expense for the years ended December 31, 1997, 1996 and 1995 was $527,000, $375,000, $124,000, respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing amounts were approved by management for the years ended December 31, 1997 and 1996.

Prior to the November 1 Merger, Actava had a noncontributory defined benefit plan which was "qualified" under Federal tax law and covered substantially all of Actava's employees. In addition, Actava had a "nonqualified" supplemental retirement plan which provided for the payment of benefits to certain employees in excess of those payable by the qualified plans. Following the November 1 Merger (see note 7), the Company froze the Actava noncontributory defined benefit plan and the Actava nonqualified supplemental retirement plan effective as of December 31, 1995. Employees no longer accumulate benefits under these plans.

In connection with the November 1 Merger, the projected benefit obligation and fair value of plan assets were remeasured considering the Company's freezing of the plan. The excess of the projected benefit obligations over the fair value of plan assets in the amount of $4.9 million was recorded in the allocation of purchase price. The recognition of the net pension liability in the allocation of the purchase price eliminated any previously existing unrecognized gain or loss, prior service cost, and transition asset or obligation related to the acquired enterprise's pension plan. During 1997, certain actuarial assumptions

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
relating to the qualified pension plan, were revised which resulted in an additional minimum liability of $805,000, net of tax.

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

The net periodic pension cost and net periodic post-retirement benefit cost (income) for the years ended December 31, 1997 and 1996 amounts to $61,000, ($90,000), $128,000 and ($104,000), respectively. Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31, 1997 and 1996 were $6.7 million, $7.2 million, $5.4 million and $6.7 million, respectively. Accrued post-retirement benefit cost at December 31, 1997 and 1996 was $3.0 million and $3.1 million, respectively. Disclosures regarding the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1997 and 1996.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. BUSINESS SEGMENT DATA

The business activities of the Company constitute two business segments (see note 1, Description of the Business) and are set forth in the following table (in thousands):

                                                                                1997        1996         1995
                                                                             ----------  -----------  -----------
COMMUNICATIONS GROUP CONSOLIDATED:
Revenues...................................................................  $   21,252  $    14,047  $     5,158
Direct operating costs.....................................................     (71,485)     (39,687)     (26,991)
Depreciation and amortization..............................................      (9,749)      (6,403)      (2,101)
                                                                             ----------  -----------  -----------
  Operating loss...........................................................     (59,982)     (32,043)     (23,934)
Interest expense...........................................................      (2,164)        (356)      (3,727)
Interest income............................................................       6,820        4,448        2,506
Equity in losses of Joint Ventures.........................................     (13,221)     (11,079)      (7,981)
Minority interest..........................................................       8,893          666          188
                                                                             ----------  -----------  -----------
  Loss before income tax benefit (expense).................................     (59,654)     (38,364)     (32,948)
                                                                             ----------  -----------  -----------

Assets at year end.........................................................     346,437      195,005      161,089
Capital expenditures.......................................................  $    4,832  $     3,829  $     2,324
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

SNAPPER (1):
Revenues...................................................................  $  183,076  $    22,545  $   --
Direct operating costs.....................................................    (191,349)     (30,654)     --
Depreciation and amortization..............................................      (6,973)      (1,256)     --
                                                                             ----------  -----------  -----------
  Operating loss...........................................................     (15,246)      (9,365)     --
Interest expense...........................................................     (13,142)      (1,432)     --
Interest income............................................................         375          115      --
                                                                             ----------  -----------  -----------
  Loss before income tax benefit (expense).................................     (28,013)     (10,682)     --
                                                                             ----------  -----------  -----------

Assets at year end.........................................................     167,858      140,327      --
Capital expenditures.......................................................  $    5,619  $     1,252  $   --
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

OTHER:
Revenues...................................................................  $   --      $   --       $   --
Direct operating costs.....................................................      (5,549)      (9,355)      (1,109)
Depreciation and amortization..............................................         (12)         (18)     --
                                                                             ----------  -----------  -----------
  Operating loss...........................................................      (5,561)      (9,373)      (1,109)
Interest expense...........................................................      (5,616)     (17,302)      (2,208)
Interest income............................................................       7,772        3,989      --
Equity in losses of and writedown of RDM...................................     (45,056)     --           --
                                                                             ----------  -----------  -----------
  Loss before income tax benefit (expense).................................     (48,461)     (22,686)      (3,317)
                                                                             ----------  -----------  -----------
Assets at year end including discontinued operations and eliminations......  $  274,977  $   177,786  $   167,511
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                1997        1996         1995
                                                                             ----------  -----------  -----------
CONSOLIDATED:
Revenues...................................................................  $  204,328  $    36,592  $     5,158
Direct operating costs.....................................................    (268,383)     (79,696)     (28,100)
Depreciation and amortization..............................................     (16,734)      (7,677)      (2,101)
                                                                             ----------  -----------  -----------
  Operating loss...........................................................     (80,789)     (50,781)     (25,043)
Interest expense...........................................................     (20,922)     (19,090)      (5,935)
Interest income............................................................      14,967        8,552        2,506
Equity in losses of Joint Ventures.........................................     (13,221)     (11,079)      (7,981)
Equity in losses and writedown of RDM......................................     (45,056)     --           --
Minority interest..........................................................       8,893          666          188
                                                                             ----------  -----------  -----------
  Loss before income tax benefit (expense).................................    (136,128)     (71,732)     (36,265)
Income tax benefit (expense)...............................................       5,227         (414)     --
                                                                             ----------  -----------  -----------
  Loss from continuing operations..........................................    (130,901)     (72,146)     (36,265)
Discontinued operations....................................................     234,036      (38,592)    (344,329)
Extraordinary items........................................................     (14,692)      (4,505)     (32,382)
                                                                             ----------  -----------  -----------
  Net income (loss)........................................................  $   88,443  $  (115,243) $  (412,976)
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

Assets at year end.........................................................     789,272      513,118      328,600
Capital expenditures.......................................................  $   10,451  $     5,081  $     2,324
                                                                             ----------  -----------  -----------
                                                                             ----------  -----------  -----------

------------------------

(1) Represents operations from November 1, 1996 to December 31, 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. BUSINESS SEGMENT DATA (CONTINUED)
Information about the Communications Group's operations in different geographic locations for 1997, 1996 and 1995 is as follows (in thousands):

                                                               1997                   1996                    1995
                                                       ---------------------  ---------------------  -----------------------
COUNTRY                                                  ASSETS    REVENUES     ASSETS    REVENUES     ASSETS     REVENUES
-----------------------------------------------------  ----------  ---------  ----------  ---------  ----------  -----------
AUSTRIA..............................................  $    6,710  $     179  $    1,696  $  --      $       25   $  --

BELARUS..............................................       2,135     --           1,981     --             918      --

CZECH REPUBLIC.......................................       2,986        220         283     --          --          --

ESTONIA..............................................       4,943        667       3,154     --           2,585      --

GEORGIA..............................................      18,911     --          11,043     --           6,437      --

GERMANY..............................................       5,038         36      --         --          --          --

HUNGARY..............................................       8,154      8,477      10,251      9,214      10,773       3,879

INDONESIA............................................          20     --             235     --          --          --

KAZAKSTAN............................................       6,840     --           3,274     --           1,318      --

LATVIA...............................................      19,786     --          18,558     --           8,395      --

LITHUANIA............................................       2,375        296       1,557         69          81      --

MOLDOVA..............................................       4,673     --           3,590     --           1,613      --

PEOPLES REPUBLIC OF CHINA............................     117,591     --           5,026     --             841      --

PORTUGAL.............................................       6,581        598      --         --          --          --

ROMANIA..............................................       9,412      4,079       4,791      2,981       3,778         690

RUSSIA...............................................       4,601      3,406       4,742         60       7,669      --

UNITED KINGDOM.......................................      11,463        543       9,435         52         448      --

UNITED STATES........................................     109,050      2,751     109,257      1,671     112,399         589

UZBEKISTAN...........................................       5,168     --           6,132     --           3,809      --
                                                       ----------  ---------  ----------  ---------  ----------  -----------

                                                       $  346,437  $  21,252  $  195,005  $  14,047  $  161,089   $   5,158
                                                       ----------  ---------  ----------  ---------  ----------  -----------
                                                       ----------  ---------  ----------  ---------  ----------  -----------

The revenues and assets by the Communications Group's lines of business are disclosed in notes 2 and 3.

All remaining revenues and assets relate to operations in the United States.

15. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION

SHORT-TERM INVESTMENTS

Short-term investments consist of repurchase agreements, which have maturities of less than six months.

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at December 31, 1997 and 1996 was $2.6 million and $1.7 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)
INVENTORIES

Inventories consist of the following as of December 31, 1997 and 1996 (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------

Lawn and garden equipment:

  Raw materials.........................................................  $  11,031  $  18,733

  Finished goods........................................................     84,523     35,113
                                                                          ---------  ---------

                                                                             95,554     53,846

  Less: LIFO reserve....................................................      1,306        291
                                                                          ---------  ---------

                                                                             94,248     53,555
                                                                          ---------  ---------

Telecommunications:

  Pagers................................................................      1,083        635

  Telephony.............................................................        425     --

  Cable.................................................................        680        214
                                                                          ---------  ---------

                                                                              2,188        849
                                                                          ---------  ---------

                                                                          $  96,436  $  54,404
                                                                          ---------  ---------
                                                                          ---------  ---------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                            1997       1996
                                                                         ----------  ---------

Land...................................................................  $      871  $     863

Buildings and improvements.............................................       6,565      6,355

Machinery and equipment................................................      46,259     31,188

Leasehold improvements.................................................         840        387
                                                                         ----------  ---------

                                                                             54,535     38,793

Less: Accumulated depreciation and amortization........................     (10,525)    (3,335)
                                                                         ----------  ---------

                                                                         $   44,010  $  35,458
                                                                         ----------  ---------
                                                                         ----------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED) ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------

Accrued salaries and wages..............................................  $   4,737  $   2,565

Accrued taxes...........................................................      2,842     15,339

Accrued interest........................................................      1,727      6,066

Self-insurance claims payable...........................................     29,507     29,833

Accrued warranty costs..................................................      4,293      4,317

Other...................................................................     33,791     21,057
                                                                          ---------  ---------

                                                                          $  76,897  $  79,177
                                                                          ---------  ---------
                                                                          ---------  ---------

RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

Research and development costs for the year ended December 31, 1997 and the period November 1, 1996 to December 31, 1996 were $3.8 million and $930,000, respectively. The Company's advertising costs for the years ended December 31, 1997, 1996 and 1995 were $19.8 million, $4.5 million and $114,000, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive income (loss) at December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                    FOREIGN
                                                   CURRENCY      MINIMUM    ACCUMULATED OTHER
                                                  TRANSLATION    PENSION      COMPREHENSIVE
                                                  ADJUSTMENTS   LIABILITY     INCOME (LOSS)
                                                  -----------  -----------  ------------------

Balances, February 28, 1995.....................   $     184    $  --           $      184

Current-period change...........................         399       --                  399
                                                  -----------       -----          -------

Balances, December 31, 1995.....................         583       --                  583

Current-period change...........................        (618)      --                 (618)
                                                  -----------       -----          -------

Balances, December 31, 1996.....................         (35)      --                  (35)

Current-period change...........................      (2,526)        (805)          (3,331)
                                                  -----------       -----          -------

Balances, December 31, 1997.....................   $  (2,561)   $    (805)      $   (3,366)
                                                  -----------       -----          -------
                                                  -----------       -----          -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)
TAX EFFECTS ALLOCATED TO EACH COMPONENT OF OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                                             TAX
                                                               PRE-TAX    (EXPENSE)   NET-OF-TAX
                                                               AMOUNT      BENEFIT      AMOUNT
                                                              ---------  -----------  -----------

Year ended December 31, 1997:

Foreign currency translation adjustments....................  $  (3,939)  $   1,378    $  (2,561)

Minimum pension liability...................................     (1,238)        433         (805)
                                                              ---------  -----------  -----------

Other comprehensive loss....................................  $  (5,177)  $   1,811    $  (3,366)
                                                              ---------  -----------  -----------
                                                              ---------  -----------  -----------

Year ended December 31, 1996:

Foreign currency translation adjustments....................  $    (951)  $     333    $    (618)
                                                              ---------  -----------  -----------

Other comprehensive loss....................................  $    (951)  $     333    $    (618)
                                                              ---------  -----------  -----------
                                                              ---------  -----------  -----------

Year ended December 31, 1995:

Foreign currency translation adjustments....................  $     614   $    (215)   $     399
                                                              ---------  -----------  -----------

Other comprehensive income..................................  $     614   $    (215)   $     399
                                                              ---------  -----------  -----------
                                                              ---------  -----------  -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------

Cash paid during the year for:

Interest......................................................  $  22,434  $  15,545  $   2,670
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Taxes.........................................................  $  26,200  $  --      $      33
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

Supplemental schedule of non-cash investing and financing activities for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                              1997        1996        1995
                                                           ----------  ----------  ----------

Acquisition of businesses:

Fair value of assets acquired............................  $   --      $   --      $  282,296

Fair value of liabilities assumed........................      --          --         232,734
                                                           ----------  ----------  ----------

Net value................................................  $   --      $   --      $   49,562
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)
In connection with acquisition of Motion Picture Corporation of America in 1996, the Company issued debt of $1.2 million and restricted common stock valued at $3.2 million.

See note 8 regarding the consolidation of Snapper.

See note 3 regarding the acquisition of AAT.

Interest expense includes amortization of debt discount of $1.7 million, $2.6 million and $434,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

16. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company is obligated under various operating and capital leases. Total rent expense amounted to $4.7 million, $1.3 million and $908,000 million for the years ended December 31, 1997, 1996 and 1995, respectively. Plant, property and equipment included capital leases of $2.4 million and $676,000 and related accumulated amortization of $548,000 and $318,000 at December 31, 1997 and 1996, respectively.

Minimum rental commitments under noncancellable leases are set forth in the following table (in thousands):

YEAR                                                          CAPITAL LEASES   OPERATING LEASES
------------------------------------------------------------  ---------------  ----------------

1998........................................................     $     821        $    3,423

1999........................................................           778             2,860

2000........................................................           183             2,057

2001........................................................            14             1,668

2002........................................................             6               601

Thereafter..................................................        --                    48
                                                                    ------           -------

Total.......................................................         1,802        $   10,657
                                                                                     -------
                                                                                     -------

Less: amount representing interest..........................          (179)
                                                                    ------

Present value of future minimum lease payments..............     $   1,623
                                                                    ------
                                                                    ------

Certain of the Company's subsidiaries have employment contracts with various officers, with remaining terms of up to 2 years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1997 under such contracts is approximately $4.1 million.

The Company pays a management fee to Metromedia for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.3 million and $1.5 million for the years ended December 31, 1997 and 1996, respectively, and $250,000 for the period November 1, 1995 to December 31, 1995. The management fee commitment for the year ended December 31, 1998 is $3.5 million.

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1997, noncancelable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor-plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At December 31, 1997, there was approximately $65.7 million outstanding under this floor-plan financing arrangement. The Company guarantees the payment obligation of Snapper under this agreement.

CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union, and China. These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

The Company may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries have extensive restrictions on foreign investment in the communications field and the Communications Group is attempting to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Company's prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in communications businesses. While such proposed legislation has not been made into law, it is possible that such legislation could be enacted in Russia and/or that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business, operations, financial condition or prospects of the Company. Such legislation could be similar to United States federal law which limits the foreign ownership in entities owning broadcasting licenses. Similarly, China's laws and regulations restrict and prohibit foreign companies or Joint Ventures in which they participate from providing telephony service to customers in China and generally limit the role that foreign companies or their Joint Ventures may play in the telecommunications industry. As a result, a Communications Group affiliate that has invested in China must structure its transactions as a provider of telephony equipment and technical support services as opposed to a direct provider of such services. In addition, there is no way of predicting whether additional foreign ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the Joint Ventures in which the Communications Group currently has an ownership interest. If foreign ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributed such funds in U.S. dollars to the Communications Group.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. One of the licenses held by the Communications Group has expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for a renewal and expects a new license to be issued. Five other licenses held or used by the Communications Group will expire during 1998, including the license for Radio Juventus, the Company's radio operation in Hungary. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

In the case of the licenses other than Radio Juventus, the Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these four licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals. In the case of Radio Juventus, the Communications Group plans to cause the venture to participate in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Company believes that Radio Juventus' prospects for winning such tender, which will be determined by the strength of its bid in the tender in comparison to the bids of other participants in the tender, are good.

CREDIT CONCENTRATIONS

The Communications Group's trade receivables do not represent significant concentrations of credit risk at December 31, 1997, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

No single customer represents a significant concentration of credit risk for Snapper at December 31, 1997 and 1996.

FINANCIAL GUARANTEES

In connection with MCC's investments in the Sichuan JV and the Chongqing JV, the Joint Ventures have entered into a Loan for the initial phase ("Phase 1 Loan") with Nortel for $20.0 million to finance the purchase of Nortel equipment for the Sichuan Province and City of Chongqing initial phase ("Phase 1

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Project"). The Company, has secured the Phase 1 Loan repayment with a $20.0 million letter of credit. Nortel has the right to draw down on the $20.0 million letter of credit for amounts due Nortel by the Sichuan JV and the Chongqing JV if a contract for a second phase ("Phase 2 Contract") has not been entered into with Nortel to expand the 50,000 lines in the Phase 1 Project to at least 150,000 lines within one year from the date of the contract for the initial phase with Nortel.

If the Phase 2 Contract is entered into with Nortel, Sichuan JV and Chongqing JV plan to enter into a long-term loan facility with Nortel for $100.0 million to repay the Phase 1 Loan and to finance a second phase and subsequent phases to expand the telecommunications network in Sichuan Province and City of Chongqing. No assurance can be given that Sichuan JV and Chongqing JV will be successful in executing the long-term loan facility with Nortel. Accordingly, the Company through the letter of credit may become obligated to finance up to $20.0 million of the Phase I Project for the Sichuan JV and Chongqing JV.

In addition, the Company has guaranteed certain indebtness of one of the Company's cellular telecommunications Joint Ventures. The total guarantee is for $15.0 million of which $4.3 million has been borrowed at December 31, 1997.

As part of the financing of a Joint Venture, MITI and its Joint Venture partner provided a 5% equity interest to the lender. The lender can put back the equity interest to MITI and its Joint Venture partner at certain dates in the future at an amount not to exceed $6.0 million. In addition, in connection with the financing, MITI and its Joint Venture partner agreed to provide an additional $7.0 million in funding to the Joint Venture.

SELF-INSURANCE LIABILITIES

At December 31, 1997 the Company had $17.8 million of outstanding letters of credit which principally collateralize certain liabilities under the Company's self-insurance program.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings will not have material effect on the Company's consolidated financial position and results of operations.

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1997 and are not expected to be material in future years.

The Company has agreed to indemnify the purchaser of a former subsidiary of the Company for certain obligations, liabilities and costs incurred by such subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company. The Company sold the subsidiary in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1997. As of December 31, 1997, the Company had a remaining reserve of approximately $1.1 million to cover its obligations of its former subsidiary. During 1995, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may be a potentially responsible party at such site. The former subsidiary's liability, if any, has not been determined but the Company believes that such liability will not be material.

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation ("DP"), a former subsidiary of the Company, and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the sale, the Company and RDM entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property. The Company believes that the reserves of approximately $1.6 million previously established by the Company for the Opelika Property will be adequate to cover the cost of the remediation plan that has been developed.

                      METROMEDIA INTERNATIONAL GROUP, INC.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in 1997 and 1996 is presented below (in thousands, except per-share amounts):

                                                  FIRST QUARTER OF                     SECOND QUARTER OF
                                          --------------------------------      --------------------------------
                                          1997(A)(B)(L)       1996(A)(L)        1997(B)(L)         1996(A)(L)
                                          -------------      -------------      ----------      ----------------

Revenues................................    $ 58,975           $  3,164          $ 52,000           $ 2,775

Operating loss..........................     (10,164)            (7,443)          (17,059)          (10,645)

Interest expense, net...................      (2,885)            (3,610)           (4,361)           (3,806)

Equity in losses of Joint Ventures......      (1,598)            (1,783)             (587)           (1,985)

Loss from continuing operations.........     (13,505)           (12,823)          (45,958)(h)       (16,428)

Loss from discontinued operations.......      (8,753)(d)(e)      (6,318)(d)       (25,914)(d)(e)      (2,422)(d)

Loss from extraordinary items...........      --                 --                (1,094)(h)       --

Net loss................................     (22,258)           (19,141)          (72,966)          (18,850)

Income (loss) per common share--Basic:

  Continuing operations.................    $  (0.21)          $  (0.30)         $  (0.69)          $ (0.38)

  Discontinued operations...............    $  (0.13)          $  (0.15)         $  (0.39)          $ (0.06)

  Extraordinary items...................    $ --               $ --              $  (0.02)          $--

  Net loss..............................    $  (0.34)          $  (0.45)         $  (1.10)          $ (0.44)


                                                  THIRD QUARTER OF                     FOURTH QUARTER OF
                                          --------------------------------      --------------------------------
                                             1997(L)         1996(A)(B)(L)         1997         1996(A)(B)(C)(L)
                                          -------------      -------------      ----------      ----------------

Revenues................................    $ 36,545           $  4,380          $ 56,808           $26,273

Operating loss..........................     (20,803)           (10,022)          (32,763)          (22,671)

Interest income (expense), net..........         143             (1,008)            1,148            (2,114)

Equity in losses of Joint Ventures......      (5,376)            (2,292)           (5,660)           (5,019)

Loss from continuing operations
  attributable to common stockholders...     (31,863)(f)(i)     (13,263)          (43,911)(f)       (29,632)

Income (loss) from discontinued
  operations............................     269,072(d)(e)      (25,092)(d)(e)(g)      (369)(e)      (4,760)(d)(e)

Loss from extraordinary items...........     (13,598)(j)         (4,505)(k)        --               --

Net income (loss) attributable to common
  stockholders..........................     223,611            (42,860)          (44,280)          (34,392)

Income (loss) per common share--Basic:

  Continuing operations.................    $  (0.48)          $  (0.20)         $  (0.64)          $ (0.45)

  Discontinued operations...............    $   4.01           $  (0.39)         $  (0.01)          $ (0.07)

  Extraordinary items...................    $  (0.20)          $  (0.07)         $ --               $--

  Net income (loss).....................    $   3.33           $  (0.66)         $  (0.65)          $ (0.52)

------------------------

(a) Revenues, operating loss and interest income (expense), net, have been restated to reflect the Entertainment Group Sale.

(b) Revenues, operating loss and interest income (expense), net, have been restated to reflect Landmark as a discontinued operation.

                      METROMEDIA INTERNATIONAL GROUP, INC.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(c) Includes the consolidation of Snapper as of November 1, 1996

(d) On July 10, 1997, the Company consummated the Entertainment Group Sale resulting in a gain of $266.3 million, net of taxes. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of the Entertainment Group as a discontinued segment. The third quarter gain has been restated by $16.6 million to reflect adjustments in taxes originally reported in the Company's September 30, 1997 10-Q.

(e) The Company anticipates completing the Landmark Sale in April 1998. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of Landmark as a discontinued segment.

(f) Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% Cumulative Convertible Preferred Stock issued on September 16, 1997.

(g) Reflects the writedown of the Company's investment in RDM.

(h) Includes the equity in losses of and writedown of investment in RDM of $25.1 million and the equity in early extinguishment of debt of RDM.

(i) Includes equity in losses of RDM of $19.9 million.

(j) In connection with the Entertainment Group Sale, the Company repaid all of its outstanding debentures and expensed the unamortized discounts associated with the debentures.

(k) In connection with the refinancing of the Entertainment Group Credit Facility, the Company expensed the unamortized deferred financing costs.

(l) The Company has adopted SFAS 128 and all prior periods earnings per share have been restated, as required.

                                 EXHIBIT INDEX

                                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                     ------------------------------------------------
 DESIGNATION OF                                                                DOCUMENT WITH WHICH EXHIBIT
 EXHIBIT IN THIS                                                                WAS PREVIOUSLY FILED WITH
    FORM 10-K                  DESCRIPTION OF EXHIBITS                                  COMMISSION
-----------------  ------------------------------------------------  ------------------------------------------------

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

                                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                     ------------------------------------------------
 DESIGNATION OF                                                                DOCUMENT WITH WHICH EXHIBIT
 EXHIBIT IN THIS                                                                WAS PREVIOUSLY FILED WITH
    FORM 10-K                  DESCRIPTION OF EXHIBITS                                  COMMISSION
-----------------  ------------------------------------------------  ------------------------------------------------
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

          4.4      Indenture dated as of March 15, 1977, with        Registration Statement on Form S-7 (Registration
                   respect to 9 7/8% Senior Subordinated Debentures  No. 2-58317), Exhibit 4.4
                   due March 15, 1997, between The Actava Group
                   Inc. and The Chase Manhattan Bank, N.A., as
                   Trustee.

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

      10.15      Employment Agreement between The Actava Group     Current Report on Form 8-K dated
                 Inc. and John D. Phillips dated April 19, 1994.   April 19, 1994, Exhibit 10.15

      10.16      First Amendment to Employment Agreement dated     Annual Report on Form 10-K for the year ended
                 November 1, 1995 between Metromedia               December 31, 1995, Exhibit 10.16
                 International Group and John D. Phillips.

      10.17      Option Agreement between The Actava Group Inc.    Current Report on Form 8-K dated
                 and John D. Phillips dated                        April 19, 1994, Exhibit 10.17
                 April 19, 1994.

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
      10.18      Registration Rights Agreement among The Actava    Current Report on Form 8-K dated
                 Group Inc., Renaissance Partners and John D.      April 19, 1994, Exhibit 10.18
                 Phillips dated
                 April 19, 1994.

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

                                                                      EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                   ------------------------------------------------
DESIGNATION OF                                                               DOCUMENT WITH WHICH EXHIBIT
EXHIBIT IN THIS                                                               WAS PREVIOUSLY FILED WITH
   FORM 10-K                 DESCRIPTION OF EXHIBITS                                  COMMISSION
---------------  ------------------------------------------------  ------------------------------------------------
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

      10.49*     Amendment to Snapper Credit Agreement, dated
                 November 12, 1997 between Snapper, Inc. and
                 AmSouth Bank of Alabama

      10.50*     Limited Guaranty Agreement, dated as of November
                 12, 1997 by John W. Kluge and Stuart Subotnick in favor of AmSouth Bank of Alabama

      10.51*     Asset Purchase Agreement dated as of December
                 17, 1997

      11*        Statement of computation of earnings per share

      12*        Ratio of earnings to fixed charges

      16         Letter from Ernst & Young to the Securities and   Current Report on Form 8-K dated November 1,
                 Exchange Commission.                              1995

      21         List of subsidiaries of Metromedia International
                 Group, Inc.

      23*        Consent of KPMG Peat Marwick LLP regarding        Annual Report on Form 10-K for the year ended
                 Metromedia International Group, Inc.              December 31, 1996, Exhibit 21

      27*        Financial Data Schedule

------------------------

*   Filed herewith

                      METROMEDIA INTERNATIONAL GROUP, INC.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
              AND THE PERIOD FROM NOVEMBER 1 TO DECEMBER 31, 1995

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Revenues...................................................................  $   --       $   --       $   --
Cost and expenses:
    Selling, general and administrative....................................        5,549        9,355        1,109
    Depreciation and amortization..........................................           12           18      --
                                                                             -----------  -----------  -----------
Operating loss.............................................................       (5,561)      (9,373)      (1,109)
Interest income (expense), net.............................................        2,156      (13,313)      (2,208)
Equity in losses of subsidiaries...........................................      (88,581)     (49,460)     (32,948)
Equity in losses and writedown of investment in RDM Sports Group, Inc......      (45,056)     --           --
Income tax benefit.........................................................        6,141      --           --
                                                                             -----------  -----------  -----------
Loss from continuing operations............................................     (130,901)     (72,146)     (36,265)

Discontinued operations:
  Gain on disposal and (loss) on assets held for sale......................      266,294      (16,305)    (293,570)
  Equity in losses of discontinued operations..............................      (32,258)     (22,287)     (50,759)
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary items...................................      103,135     (110,738)    (380,594)

Extraordinary items:
  Loss and equity in loss on early extinguishment of debt..................      (14,692)      (4,505)     (32,382)
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................       88,443     (115,243)    (412,976)
Cumulative convertible preferred stock dividend requirement................       (4,336)     --           --
                                                                             -----------  -----------  -----------
Net income (loss) attributable to common stockholders......................  $    84,107  $  (115,243) $  (412,976)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average of number of common shares--Basic:........................       66,961       54,293       24,541
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income (loss) per common share--Basic:
  Continuing operations....................................................  $     (2.02) $     (1.33) $     (1.48)
  Discontinued operations..................................................  $      3.50  $     (0.71) $    (14.03)
  Extraordinary item.......................................................  $     (0.22) $     (0.08) $     (1.32)
  Net income (loss)........................................................  $      1.26  $     (2.12) $    (16.83)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

     The accompanying notes are an integral part of the condensed financial information.
           See notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                             1997         1996
                                                                                         ------------  -----------
ASSETS:
Current assets:
  Cash and cash equivalents............................................................  $    121,892  $    83,855
  Short-term investments...............................................................       100,000      --
  Other assets.........................................................................         2,631        2,765
                                                                                         ------------  -----------
        Total current assets...........................................................       224,523       86,620
Investment in RDM Sports Group, Inc....................................................       --            31,150
Net assets of discontinued operations..................................................        48,531       57,474
Investment in subsidiaries.............................................................        82,809      141,518
Intercompany accounts..................................................................       256,037      103,427
Other assets...........................................................................         1,923        2,542
                                                                                         ------------  -----------
        Total assets...................................................................  $    613,823  $   422,731
                                                                                         ------------  -----------
                                                                                         ------------  -----------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.....................................................................  $      2,039  $     2,453
  Accrued expenses.....................................................................        49,443       57,581
  Current portion of long-term debt....................................................           420       17,158
                                                                                         ------------  -----------
        Total current liabilities......................................................        51,902       77,192
Long-term debt.........................................................................           990      125,467
Other long-term liabilities............................................................           249          390
                                                                                         ------------  -----------
        Total liabilities..............................................................        53,141      203,049
                                                                                         ------------  -----------
Stockholders' equity:
  Preferred stock......................................................................       207,000      --
  Common stock.........................................................................        68,391       66,153
  Paid-in surplus......................................................................     1,007,272      959,558
  Restricted stock.....................................................................       --            (2,645)
  Accumulated deficit..................................................................      (718,615)    (803,349)
  Accumulated other comprehensive loss.................................................        (3,366)         (35)
                                                                                         ------------  -----------
        Total stockholders' equity.....................................................       560,682      219,682
                                                                                         ------------  -----------
        Total liabilities and stockholders' equity.....................................  $    613,823  $   422,731
                                                                                         ------------  -----------
                                                                                         ------------  -----------

     The accompanying notes are an integral part of the condensed financial information.
           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997 AND 1996
              AND THE PERIOD FROM NOVEMBER 1 TO DECEMBER 31, 1995
                                 (IN THOUSANDS)

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................  $    88,443  $  (115,243) $  (412,976)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  (Gain) on disposal and loss on assets held for sale......................     (266,294)      16,305      293,570
  Equity in losses of discontinued operations..............................       32,258       22,287       50,759
  Loss and equity in loss on early extinguishment of debt..................       14,692        4,505       32,382
  Equity in losses and writedown of investment in RDM Sports Group, Inc....       45,056      --           --
  Equity in losses of subsidiaries.........................................       88,581       49,460       32,948
  Amortization of debt discounts...........................................        1,711        2,607          434
  Change in cumulative translation adjustment of subsidiaries..............       (2,526)        (618)         399
Changes in operating assets and liabilities:
  (Increase) decrease in other current assets..............................          134          245       (5,567)
  Decrease in other assets.................................................          619        1,983        5,035
  Increase (decrease) in accounts payable, accrued expenses and other
    liabilities............................................................      (41,804)      (7,651)       1,769
                                                                             -----------  -----------  -----------
      Cash used in operations..............................................      (39,130)     (26,120)      (1,247)
                                                                             -----------  -----------  -----------
Investing activities:
  Proceeds from notes receivable...........................................      --           --            45,320
  Net proceeds from Entertainment Group Sale...............................      276,607      --           --
  Proceeds from sale of short-term investments.............................      --             5,366      --
  Purchase of short-term investments.......................................     (100,000)     --           --
  (Investment in) distribution from subsidiaries...........................      --             5,400       (4,230)
  Investment in RDM Sports Group, Inc......................................      (15,000)     --           --
  Cash acquired, net in merger.............................................      --               819       66,702
                                                                             -----------  -----------  -----------
      Cash provided by (used in) investing activities......................      161,607       11,585      107,792
                                                                             -----------  -----------  -----------
Financing activities:
  Proceeds from (payment of) revolving term loan...........................      --           (28,754)      28,754
  Payments on notes and subordinated debt..................................     (156,524)      (7,656)     (48,222)
  Proceeds from issuance of stock..........................................      217,595      191,576        2,282
  Preferred stock dividends paid...........................................       (3,709)     --           --
  Due from subsidiary......................................................     (143,221)     (66,128)     --
  Due to (from) discontinued operations....................................        1,419       (7,130)     (72,877)
                                                                             -----------  -----------  -----------
      Cash provided by (used in) financing activities......................      (84,440)      81,908      (90,063)
                                                                             -----------  -----------  -----------
Net increase in cash and cash equivalents..................................       38,037       67,373       16,482
Cash and cash equivalents at beginning of year.............................       83,855       16,482      --
                                                                             -----------  -----------  -----------
Cash and cash equivalents at end of year...................................  $   121,892  $    83,855  $    16,482
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

     The accompanying notes are an integral part of the condensed financial information.
           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                        DECEMBER 31, 1997, 1996 AND 1995

(A) Prior to the November 1 Merger discussed in note 7 to the "Notes to Consolidated Financial Statements," there was no parent company. The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 1997 and 1996 and from November 1, 1995 to December 31, 1995 and the equity in losses of subsidiaries and discontinued operations for the years ended December 31, 1997, 1996 and 1995. The calendar 1995 amounts, prior to the November 1 Merger, shown in the historical consolidated financial statements represent the combined financial statements of Orion (shown as a discontinued operation) and MITI prior to the November 1 Merger and formation of MMG.

(B) Principal repayments of the Registrant's borrowings under debt agreements and other debt outstanding at December 31, 1997 are expected to be required no earlier than as follows (in thousands):

1998.................................................  $     420
1999.................................................         66
2000.................................................         72
2001.................................................         78
2002.................................................         86
Thereafter...........................................        688

For additional information regarding the Registrant's borrowings under debt agreements and other debt, see note 4 to the "Notes to Consolidated Financial Statements."

                      METROMEDIA INTERNATIONAL GROUP, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

   ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC. (DEDUCTED FROM CURRENT RECEIVABLES)

                                 (IN THOUSANDS)

                                                                          CHARGED
                                                           BALANCE AT    TO COSTS                                  BALANCE
                                                            BEGINNING       AND         OTHER      DEDUCTIONS/    AT END OF
                                                            OF PERIOD    EXPENSES      CHARGES     WRITE-OFFS      PERIOD
                                                           -----------  -----------  -----------  -------------  -----------
Year ended December 31, 1997.............................   $   1,691    $   1,675    $  --         $    (790)    $   2,576
                                                           -----------  -----------     -----           -----    -----------
                                                           -----------  -----------     -----           -----    -----------
Year ended December 31, 1996.............................   $     313    $   1,378    $  --         $  --         $   1,691
                                                           -----------  -----------     -----           -----    -----------
                                                           -----------  -----------     -----           -----    -----------
Year ended December 31, 1995.............................   $     223    $      90    $  --         $  --         $     313
                                                           -----------  -----------     -----           -----    -----------
                                                           -----------  -----------     -----           -----    -----------