Form 10-Q
period 1998-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1998-05-15
CIK 39547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                   (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE TO ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO

                         COMMISSION FILE NUMBER 1-5706

                            ------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      58-0971455
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 8, 1998 WAS
69,067,676.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

Item 1. Financial Statements

Consolidated Condensed Statements of Operations............................................................           2

Consolidated Condensed Balance Sheets......................................................................           3

Consolidated Condensed Statements of Cash Flows............................................................           4

Consolidated Condensed Statement of Stockholders' Equity...................................................           5

Notes to Consolidated Condensed Financial Statements.......................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................          38

                                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          39

Item 6. Exhibits and Reports on Form 8-K...................................................................          41

Signatures.................................................................................................          42

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 31,   MARCH 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
Revenues..................................................................................  $   60,219  $   58,975
Cost and expenses:
  Cost of sales and operating expenses....................................................      37,317      37,995
  Selling, general and administrative.....................................................      34,633      27,285
  Depreciation and amortization...........................................................       5,315       3,859
                                                                                            ----------  ----------
Operating loss............................................................................     (17,046)    (10,164)
Interest expense..........................................................................       5,003       5,592
Interest income...........................................................................       5,047       2,707
                                                                                            ----------  ----------
  Interest income (expense), net..........................................................          44      (2,885)
Loss before income tax expense, equity in losses of Joint Ventures, minority interest and
  discontinued operations.................................................................     (17,002)    (13,049)
Income tax expense........................................................................        (487)        (98)
Equity in losses of Joint Ventures........................................................      (7,513)     (1,598)
Minority interest.........................................................................       2,039       1,240
                                                                                            ----------  ----------
Loss from continuing operations...........................................................     (22,963)    (13,505)
Discontinued operations:
Loss from discontinued operations.........................................................      --          (8,753)
                                                                                            ----------  ----------
Net loss..................................................................................     (22,963)    (22,258)
Cumulative convertible preferred stock dividend requirement...............................      (3,752)     --
                                                                                            ----------  ----------
Net loss attributable to common stockholders..............................................  $  (26,715) $  (22,258)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average number of common shares--Basic...........................................      68,572      66,155
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Loss per common share--Basic:
Continuing operations.....................................................................  $    (0.39) $    (0.21)
Discontinued operations...................................................................  $   --      $    (0.13)
Net loss..................................................................................  $    (0.39) $    (0.34)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1998          1997
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents...........................................................   $  86,078    $  129,661
  Short-term investments..............................................................     100,953       100,000
  Accounts receivable:
    Snapper, net......................................................................      33,014        26,494
    Other, net........................................................................       7,175         5,190
  Inventories.........................................................................      90,177        96,436
  Other assets........................................................................       4,127         4,021
                                                                                        -----------  ------------
      Total current assets............................................................     321,524       361,802
Investments in and advances to Joint Ventures:
  Eastern Europe and the Republics of the Former Soviet Union.........................      84,385        86,442
  China...............................................................................      53,237        45,851
Net assets of discontinued operation:
  Landmark Theatre Group, Inc.........................................................      48,531        48,531
Property, plant and equipment, net of accumulated depreciation........................      45,596        44,010
Intangible assets, less accumulated amortization......................................     201,206       200,120
Other assets..........................................................................       3,238         2,516
                                                                                        -----------  ------------
      Total assets....................................................................   $ 757,717    $  789,272
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................................   $  26,562    $   30,036
  Accrued expenses....................................................................      71,099        73,349
  Current portion of long-term debt...................................................      19,668        21,478
                                                                                        -----------  ------------
    Total current liabilities.........................................................     117,329       124,863
Long-term debt........................................................................      57,750        57,938
Other long-term liabilities...........................................................       7,432         8,225
                                                                                        -----------  ------------
      Total liabilities...............................................................     182,511       191,026
                                                                                        -----------  ------------
Minority interest.....................................................................      36,319        37,564
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock                                            207,000       207,000
  Common Stock, $1.00 par value, 68,984,128 and 68,390,800 issued and outstanding at
    March 31, 1998 and December 31, 1997 respectively.................................      68,984        68,391
  Paid-in surplus.....................................................................   1,011,794     1,007,272
  Accumulated deficit.................................................................    (745,330)     (718,615)
  Accumulated other comprehensive loss................................................      (3,561)       (3,366)
                                                                                        -----------  ------------
      Total stockholders' equity......................................................     538,887       560,682
                                                                                        -----------  ------------
      Total liabilities and stockholders' equity......................................   $ 757,717    $  789,272
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 31,   MARCH 31,
                                                                                               1998        1997
                                                                                            ----------  ----------
Operating activities:
  Net loss................................................................................  $  (22,963) $  (22,258)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Loss from discontinued operations.....................................................      --           8,753
    Equity in losses of Joint Ventures....................................................       7,513       1,598
    Depreciation and amortization.........................................................       5,315       3,859
    Minority interest.....................................................................      (2,039)     (1,240)
    Other.................................................................................         553       1,375
  Changes in operating assets and liabilities, net of effect of acquisitions:
    Increase in accounts receivable.......................................................      (8,091)    (15,525)
    (Increase) decrease in inventories....................................................       6,272      (5,053)
    Increase in other assets..............................................................      (1,217)     (1,134)
    Increase (decrease) in accounts payable and accrued expenses..........................      (6,571)      7,238
    Other operating activities, net.......................................................          19         211
                                                                                            ----------  ----------
      Cash used in operations.............................................................     (21,209)    (22,176)
                                                                                            ----------  ----------
Investing activities:
    Investments in and advances to Joint Ventures.........................................     (15,104)    (15,343)
    Distributions from Joint Ventures.....................................................       1,400       1,848
    Purchase of short-term investments....................................................        (953)     --
    Purchase of additional equity in subsidiaries.........................................      (3,926)     (2,445)
    Purchase of AAT.......................................................................      --          (4,750)
    Cash acquired in acquisitions.........................................................         184      --
    Additions to property, plant and equipment............................................      (2,794)     (2,422)
    Other investing activities, net.......................................................           4      --
                                                                                            ----------  ----------
      Cash used in investing activities...................................................     (21,189)    (23,112)
                                                                                            ----------  ----------
Financing activities:
    Proceeds from issuance of long-term debt..............................................      --           6,008
    Proceeds from issuance of stock related to incentive plans............................       4,565          48
    Payments on notes and subordinated debt...............................................      (1,998)    (16,465)
    Preferred stock dividends paid........................................................      (3,752)     --
    Due from discontinued operations......................................................      --          (1,181)
                                                                                            ----------  ----------
      Cash used in financing activities...................................................      (1,185)    (11,590)
                                                                                            ----------  ----------
Net decrease in cash and cash equivalents.................................................     (43,583)    (56,878)
Cash and cash equivalents at beginning of period..........................................     129,661      89,400
                                                                                            ----------  ----------
Cash and cash equivalents at end of period................................................  $   86,078  $   32,522
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                  7 1/4% CUMULATIVE
                                     CONVERTIBLE
                                   PREFERRED STOCK        COMMON STOCK                                   ACCUMULATED
                                 -------------------  ---------------------                                 OTHER
                                  NUMBER                NUMBER                 PAID-IN    ACCUMULATED   COMPREHENSIVE
                                 OF SHARES   AMOUNT    OF SHARES    AMOUNT     SURPLUS      DEFICIT     INCOME (LOSS)    TOTAL
                                 ---------  --------  -----------  --------  -----------  -----------   -------------   --------
Balances, December 31, 1997....  4,140,000  $207,000   68,390,800  $68,391   $ 1,007,272   $(718,615)      $(3,366)     $560,682
Issuance of stock and stock
  options related to incentive
  plans........................     --         --         593,328      593         4,522      --            --             5,115
Dividends on 7 1/4% cumulative
  convertible preferred
  stock........................     --         --         --         --          --           (3,752)       --            (3,752)
Other comprehensive loss.......     --         --         --         --          --           --              (195)         (195)
Net loss.......................     --         --         --         --          --          (22,963)       --           (22,963)
                                 ---------  --------  -----------  --------  -----------  -----------   -------------   --------
Balances, March 31, 1998.......  4,140,000  $207,000   68,984,128  $68,984   $ 1,011,794   $(745,330)      $(3,561)     $538,887
                                 ---------  --------  -----------  --------  -----------  -----------   -------------   --------
                                 ---------  --------  -----------  --------  -----------  -----------   -------------   --------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group") and Snapper Inc. ("Snapper"). All significant intercompany transactions and accounts have been eliminated.

The Company completed the sale of Landmark Theatre Group ("Landmark") in April 1998 (see note 4). Accordingly, Landmark has been recorded as a discontinuance of a business segment, and the consolidated condensed balance sheets at March 31, 1998 and December 31, 1997 reflect the net assets of the discontinued segment. In addition, the consolidated condensed statements of operations reflect Landmark's results of operations for the three months ended March 31, 1997 as a discontinued operation.

In addition, on July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group Sale") (see note 4). The transaction was recorded as a discontinuance of a business segment, and accordingly the consolidated condensed statements of operations for the three months ended March 31, 1997 reflect the results of operations as a discontinued segment.

Investments in other companies, including those of the Communications Group's Joint Ventures ("Joint Ventures") that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures on a three month lag.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company, and accordingly, does not itself generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company or alternative sources of financing and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION AND LIQUIDITY (continued)
In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand and the proceeds from the sale of Landmark (see note 4). However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

Management believes that its long term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company, through the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and through control of operating expenses.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group records its investments in other companies and Joint Ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements between the Company or one of its subsidiaries and the Joint Ventures are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from the prime rate to the prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $106.4 million in funding of which $16.1 million remains available at March 31, 1998. The Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
At March 31, 1998 and December 31, 1997, the Communications Group's unconsolidated investments in Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                                 YEAR          YEAR
                                                                                  OWNERSHIP     VENTURE     OPERATIONS
                                                             1998       1997          %         FORMED       COMMENCED
                                                           ---------  ---------  -----------  -----------  -------------
Name
CABLE TELEVISION
Kosmos TV, Moscow, Russia (1)............................  $    (282) $    (123)        50%         1991          1992
Baltcom TV, Riga Latvia..................................      5,009      6,093         50%         1991          1992
Ayety TV, Tbilisi, Georgia...............................      3,341      3,732         49%         1991          1993
Kamalak TV, Tashkent, Uzbekistan.........................      2,562      2,824         50%         1992          1993
Sun TV, Chisinau, Moldova................................      4,742      4,671         50%         1993          1994
Cosmos TV, Minsk, Belarus................................      2,388      2,135         50%         1993          1996
Alma TV, Almaty, Kazakstan...............................      3,098      2,597         50%         1994          1995
Teleplus, St. Petersburg, Russia (2).....................      1,207      1,093         45%         1996          1998
TV-21, Riga, Latvia......................................        462        458         48%         1996          1997
                                                           ---------  ---------
                                                              22,527     23,480
                                                           ---------  ---------
PAGING
Baltcom Plus, Riga, Latvia...............................        936      1,232         50%         1994          1995
Paging One, Tbilisi, Georgia.............................      1,070      1,037         45%         1993          1994
Raduga Poisk, Nizhny Novgorod, Russia....................        571        549         45%         1993          1994
PT Page, St. Petersburg, Russia..........................        930      1,006         40%         1994          1995
Paging Ajara, Batumi, Georgia............................        298        277         35%         1996          1997
Kazpage, Kazakstan (3)...................................        884        864      26-41%         1996          1997
Kamalak Paging, Tashkent, Uzbekistan.....................      2,432      2,243         50%         1992          1993
Alma Page, Almaty, Kazakstan.............................      1,204      1,936         50%         1994          1995
                                                           ---------  ---------
                                                               8,325      9,144
                                                           ---------  ---------
RADIO BROADCASTING
Eldoradio (formerly Radio Katusha),
  St. Petersburg, Russia (4).............................     --            971         75%         1993          1995
Radio Nika, Socci, Russia................................        333        337         51%         1995          1995
AS Trio LSL, Tallinn, Estonia............................      1,543      1,593         49%         1997          1997
                                                           ---------  ---------
                                                               1,876      2,901
                                                           ---------  ---------
INTERNATIONAL TOLL CALLING
Telecom Georgia, Tbilisi, Georgia........................      6,007      6,080         30%         1994          1994
                                                           ---------  ---------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia......................................     11,505     11,996         21%         1996          1997
Magticom, Tbilisi, Georgia...............................      6,803      6,951         34%         1996          1997
                                                           ---------  ---------
                                                              18,308     18,947
                                                           ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)

                                                                                                 YEAR          YEAR
                                                                                  OWNERSHIP     VENTURE     OPERATIONS
                                                             1998       1997          %         FORMED       COMMENCED
                                                           ---------  ---------  -----------  -----------  -------------
TRUNKED MOBILE RADIO
Trunked mobile radio ventures............................      4,061      5,390
                                                           ---------  ---------
PRE-OPERATIONAL (5)
Telephony related ventures and equipment.................      9,003      9,003
Other....................................................     14,278     11,497
                                                           ---------  ---------
                                                              23,281     20,500
                                                           ---------  ---------
TOTAL....................................................  $  84,385  $  86,442
                                                           ---------  ---------
                                                           ---------  ---------

------------------------

(1) The Communications Group has a continuing obligation to fund Kosmos TV under the credit agreement.

(2) Included in Pre-operational at December 31, 1997.

(3) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interest in the paging Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(4) In November 1997, the Communications Group purchased an additional interest in Eldoradio, increasing its ownership to 75%.

(5) At March 31, 1998 and December 31, 1997 amounts for entities whose venture agreements are not yet finalized and amounts expended for equipment for future wireless local loop projects are included in pre-operational Joint Ventures.

Summarized combined financial information of Joint Ventures accounted for on a three-month lag under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
Assets:
  Current assets.......................................................................  $   29,544   $   30,563
  Investments in wireless systems and equipment........................................      99,532       84,875
  Other assets.........................................................................       9,831        9,758
                                                                                         ----------  ------------
    Total assets.......................................................................  $  138,907   $  125,196
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Joint Ventures' Equity (Deficit):
  Current liabilities..................................................................  $   35,445   $   28,280
  Amount payable under MITI credit facility............................................      52,623       50,692
  Other long-term liabilities..........................................................      58,956       49,232
                                                                                         ----------  ------------
                                                                                            147,024      128,204
  Joint Ventures' equity (deficit).....................................................      (8,117)      (3,008)
                                                                                         ----------  ------------
    Total liabilities and Joint Ventures' equity (deficit).............................  $  138,907   $  125,196
                                                                                         ----------  ------------
                                                                                         ----------  ------------

COMBINED STATEMENTS OF OPERATIONS

                                                                                               THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                           --------------------
                                                                                             1998       1997
                                                                                           ---------  ---------
Revenue..................................................................................  $  23,143  $  14,310
Expenses:
  Cost of service........................................................................      7,815      1,317
  Selling, general and administrative....................................................     13,427      6,953
  Depreciation and amortization..........................................................      6,371      2,653
  Other..................................................................................         30     --
                                                                                           ---------  ---------
    Total expenses.......................................................................     27,643     10,923
                                                                                           ---------  ---------
Operating income (loss)..................................................................     (4,500)     3,387
Interest expense.........................................................................     (2,579)    (1,135)
Other loss...............................................................................       (898)      (979)
Foreign currency transactions............................................................       (862)       346
                                                                                           ---------  ---------
Net loss.................................................................................  $  (8,839) $   1,619
                                                                                           ---------  ---------
                                                                                           ---------  ---------

Financial information for Joint Ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the three months ended March 31, 1998 and 1997 (in thousands, except subscribers):

                                                              THREE MONTHS ENDED MARCH 31, 1998
                              --------------------------------------------------------------------------------------------------
                                                                                                           TRUNKED
                                 CABLE                    RADIO           CELLULAR        INTERNATIONAL    MOBILE
                              TELEVISION    PAGING    BROADCASTING   TELECOMMUNICATIONS   TOLL CALLING      RADIO       TOTAL
                              -----------  ---------  -------------  -------------------  -------------  -----------  ----------
COMBINED
Revenues....................   $   7,250   $   4,729    $   6,148         $   4,017         $   7,049     $   2,825   $   32,018
Depreciation and
  amortization..............       3,082       1,013          335             2,302               538           529        7,799
Operating income (loss)
  before taxes..............      (2,952)     (3,232)       1,149            (2,940)            2,016        (1,102)      (7,061)
Interest income.............          11          12           40            --                --                14           77
Interest expense............       1,316         471          124             1,088               167           103        3,269
Net income (loss)...........      (5,025)     (4,067)         266            (4,222)            1,369        (1,225)     (12,904)

Assets......................      37,259      19,468       19,113            60,663            29,164        16,960      182,627
Capital expenditures........       2,560         320          213            18,568               652         1,437       23,750
Contributions to Joint
  Ventures (2)..............       4,255       4,431        2,137             1,202            --             2,281       14,306
Subscribers.................     255,116      64,975          n/a            28,510               n/a        15,561      364,162

CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES
Revenues....................   $     709   $     887    $   5,528         $  --             $  --         $   1,751   $    8,875(1)
Depreciation and
  amortization..............         327         559          291            --                --               251        1,428
Operating income (loss)
  before taxes..............        (779)     (2,857)       1,203            --                --              (128)      (2,561)(1)
Interest income.............          10          10           40            --                --                14           74
Interest expense............         237         300          119            --                --                34          690
Net income (loss)...........      (1,010)     (3,187)         332            --                --              (200)      (4,065)(1)

Assets......................       8,401       7,627       18,116            --                --             9,576       43,720
Capital expenditures........         478         315          179            --                --            --              972

UNCONSOLIDATED JOINT
  VENTURES
Revenues....................   $   6,541   $   3,842    $     620         $   4,017         $   7,049     $   1,074   $   23,143
Depreciation and
  amortization..............       2,755         454           44             2,302               538           278        6,371
Operating income (loss)
  before taxes..............      (2,173)       (375)         (54)           (2,940)            2,016          (974)      (4,500)
Interest income.............           1           2       --                --                --            --                3
Interest expense............       1,079         171            5             1,088               167            69        2,579
Net income (loss)...........      (4,015)       (880)         (66)           (4,222)            1,369        (1,025)      (8,839)

Assets......................      28,858      11,841          997            60,663            29,164         7,384      138,907
Capital expenditures........       2,082           5           34            18,568               652         1,437       22,778
Net investment in Joint
  Ventures..................      22,527       8,325        1,876            18,308             6,007         4,061       61,104
Equity in income (losses) of
  unconsolidated
  investees.................      (3,781)     (1,014)         (33)           (1,840)              411          (423)      (6,680)

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)

                                                             THREE MONTHS ENDED MARCH 31, 1997
                                -------------------------------------------------------------------------------------------
                                                                                                         TRUNKED
                                  CABLE                 RADIO            CELLULAR        INTERNATIONAL   MOBILE
                                TELEVISION   PAGING  BROADCASTING   TELECOMMUNICATIONS   TOLL CALLING     RADIO     TOTAL
                                ----------   ------  ------------   ------------------   -------------   -------   --------
COMBINED
Revenues......................   $ 4,857     $3,458     $3,675           -$-                $6,103       $  841    $ 18,934
Depreciation and
  amortization................     2,165        299        124           --                    245          136       2,969
Operating income (loss) before
  taxes.......................    (1,609)       188      1,218           --                  5,395         (929)      4,263
Interest income...............         2         20         13           --                 --             --            35
Interest expense..............       700        258        199                95                51          164       1,467
Net income (loss).............    (1,841)      (564)       770              (408)            5,105       (1,111)      1,951

Assets........................    31,422     14,073      4,558             9,923            16,289        9,706      85,971
Capital expenditures..........     2,804        400         89           --                  1,704         --         4,997
Contributions to Joint
  Ventures (2)................     8,060      1,590        389             3,187            --            1,599      14,825
Subscribers...................   101,016     51,942        n/a           --                    n/a        8,711     161,669

CONSOLIDATED SUBSIDIARIES AND
  JOINT VENTURES
Revenues......................   $   493     $  857     $3,274           -$-                $--          $ --      $  4,624(1)
Depreciation and
  amortization................       103        105        108           --                 --             --           316
Operating income (loss) before
  taxes.......................      (271)        (5)     1,152           --                 --             --           876(1)
Interest income...............         1         18         13           --                 --             --            32
Interest expense..............        65         94        173           --                 --             --           332
Net income (loss).............      (156)      (207)       695           --                 --             --           332(1)
Assets........................     3,125      3,010      3,801           --                 --             --         9,936
Capital expenditures..........       860        103         87           --                 --             --         1,050

UNCONSOLIDATED JOINT VENTURES
Revenues......................   $ 4,364     $2,601     $  401           -$-                $6,103       $  841    $ 14,310
Depreciation and
  amortization................     2,062        194         16           --                    245          136       2,653
Operating income (loss) before
  taxes.......................    (1,338)       193         66           --                  5,395         (929)      3,387
Interest income...............         1          2     --               --                 --             --             3
Interest expense..............       635        164         26                95                51          164       1,135
Net income (loss).............    (1,685)      (357)        75              (408)            5,105       (1,111)      1,619
Assets........................    28,297     11,063        757             9,923            16,289        9,706      76,035
Capital expenditures..........     1,944        297          2           --                  1,704         --         3,947
Net investment in Joint
  Ventures....................    26,570     10,612        828            10,979             4,020        2,399      55,408
Equity in income (losses) of
  unconsolidated investees....    (2,415)      (294)        93              (105)            1,531         (408)     (1,598)

------------------------
(1) Does not reflect the Communications Group's and Protocall's headquarter's revenue and selling, general and administrative expenses for the three months ended March 31, 1998 and 1997, respectively.

(2) For the three months ended March 31, 1998 and 1997, the Communications Group made investments of $708,000 and $1,584,000 in Fixed Telephony, respectively.

In January 1998, the Communications Group signed a definitive agreement to purchase 50% of a paging company in the Russian Federation.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At March 31, 1998 and December 31, 1997 the Company's investments in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                            YEAR            YEAR
                                                                            OWNERSHIP      VENTURE       OPERATIONS
NAME                                                  1998       1997           %          FORMED         COMMENCED
--------------------------------------------------  ---------  ---------  -------------  -----------  -----------------
Sichuan Tai Li Feng
  Telecommunications
  Co., Ltd. ("Sichuan JV")........................  $  10,797  $  10,946          92%          1996     Pre-operational

Chongqing Tai Le Feng
  Telecommunications Co.,
  Ltd. ("Chongqing JV")...........................     13,353      7,425          92%          1997     Pre-operational

Ningbo Ya Mei
  Telecommunications Co.,
  Ltd. ("Ningbo JV")..............................     29,087     27,480          70%          1996         1997
                                                    ---------  ---------

                                                    $  53,237  $  45,851
                                                    ---------  ---------
                                                    ---------  ---------

The Joint Ventures participate in project cooperation contracts with China United Telecommunications Incorporated ("China Unicom") that entitle the Joint Ventures to certain percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, Asian American Telecommunications, Inc. ("AAT"), a majority owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. ("CHTD") for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. ("Sichuan JV"). Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract provides for the establishment of a network of 50,000 local telephone lines in the Sichuan Province (the "Sichuan Network"), approximately 540 kilometers of secondary class fiber optical toll lines between Chengdu and Chongqing cities. This initial phase has a contractual term of twenty-five years. Subsequent phases are projected to expand the Sichuan Network to more than 1,000,000 lines of local telephone network and expand the intra-provincial long distance toll lines.

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

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT is required to make capital contributions to Sichuan JV of

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (continued)
$11.4 million, representing 95% of the Sichuan JV's equity. CHTD is required to contribute $600,000, representing 5% of the Sichuan JV's equity. The remaining investment will be in the form of $17.5 million of loan from AAT and Northern Telecom Communications ("Nortel"), the manufacturer of the equipment for construction of the network. Ownership in the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD for assistance with operations in China. Under the contract, the Company is obligated to pay an annual fee of RMB
15.0 million (U.S. $1.8 million at March 31, 1998 exchange rates).

(B) CHONGQING JV

In May 1997, the PRC established the City of Chongqing as a separate municipal government from the Province of Sichuan. On September 9, 1997, AAT entered into a Joint Venture Agreement with CHTD for the purpose of establishing Chongqing Tai Le Feng Telecommunication Co., Ltd. ("Chongqing JV"). Sichuan JV and Chongqing JV entered into an agreement whereby the Chongqing JV assumed the rights and obligations of the Sichuan JV under the STLF contract as it relates to the financing and consulting services for the Sichuan Network that is constructed by China Unicom within the City of Chongqing.

The total amount to be invested in Chongqing JV is $29.5 million with equity contributions from its shareholders amounting to $14.8 million. AAT is required to make capital contributions of $14.1 million representing 95% of the Chongqing JV's equity. CHTD is required to contribute $740,000 representing 5% of the Chongqing JV's equity. The remaining investment in Chongqing JV will be in the form of $14.7 million of loans from AAT and Nortel, the manufacturer of the equipment for construction of the network. Ownership in the Chongqing JV is 92% by AAT and 8% by CHTD.

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

NUT assigned Ningbo JV the rights and obligations received by NUT under a Network System Cooperation Contract (the "NUT Contract") with China Unicom, including the right to expand the project to a capacity of 50,000 subscribers. NUT has also agreed to assign the rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to NUT by China Unicom. Distributable Cash Flows, as defined in the NUT Contract are to be distributed 27% to China Unicom and 73% to Ningbo JV for a 15 year period for each phase. Under the NUT Contract, Ningbo JV will own 70% of all assets constructed. Ningbo JV's ownership of these assets will transfer to China Unicom as Ningbo JV's project investment is returned. The Ningbo JV considers the cost of these assets to be part of its contribution to the NUT Contract.

Under the terms of the Ningbo JV, AAT provided $8.3 million of capital contributions, representing 70% of Ningbo JV's equity. NUT provided $3.6 million of capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with AAT, manufacturers of the equipment for the project and banks in the amount of $17.8 million.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (continued)
As of March 31, 1998, AAT had long-term loans to Ningbo JV in the amount of $20.1 million. A substantial portion of these loans was to refinance previous loans from manufacturers. These loans bear interest at 10% per annum.

On March 26, 1998 Ningbo JV and China Unicom signed a co-operation agreement for Phase 1 Re-expansion of the network. The re-expansion includes 35 new base stations (total of 100 base stations) and 25,000 new subscribers (total capacity of 75,000 subscribers). The feasibility study for the expansion was completed at March 6, 1998 and forecast a total budget of approximately $17 million. The expansion is scheduled from May 1998 through July 1998.

The following table represents summary financial information for the Joint Ventures and their related projects in China as of and for the three months ended March 31, 1998 (in thousands, except subscribers):

                                                                        NINGBO     SICHUAN    CHONGQING
                                                                          JV         JV          JV         TOTAL
                                                                       ---------  ---------  -----------  ---------
Revenues.............................................................  $     638  $  --       $  --       $     638
Depreciation and amortization........................................        560          9      --             569
Operating income (loss)..............................................         47       (169)       (232)       (354)
Interest income (expense), net.......................................       (715)         7      --            (708)
Net loss.............................................................       (668)      (162)       (232)     (1,062)
Assets...............................................................     35,713     11,803      14,689      62,205
Net investment in project............................................     32,967     10,186       2,075      45,228
AAT equity in loss of Joint Ventures.................................       (470)      (149)       (214)       (833)
Subscribers..........................................................     19,085     --          --          19,085

Ningbo JV records revenue from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through December 31, 1997.

(D) GOLDEN CELLULAR JV

The Company is in the process of dissolving Beijing Metromedia-Jinfeng Communications Technology Development Co. Ltd. (the "Golden Cellular JV"), a Joint Venture created in March, 1996 with Golden Cellular Communication Co., Ltd. ("GCC") for the purpose of developing, manufacturing, assembling and servicing of wireless telecommunications equipment, central telephone terminals and subscriber telephone terminals equipment and networks using Airspan Communications Corporation (an equipment manufacturer) technology in China.

GCC and Metromedia China Telephony Limited ("MCTL") entered into a settlement contract on March 3, 1998 which provides the terms for dissolution of the Golden Cellular JV. The costs associated with the dissolution of GCC were recorded in 1997.

4. DISCONTINUED OPERATIONS

SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. (the "Landmark Sale") all of the assets, except cash for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark Sale has been recorded as a discontinuance of a business

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

4. DISCONTINUED OPERATIONS (continued)
segment in the accompanying consolidated financial statements. The Company expects to record a gain on the sale of the discontinued segment.

The net assets of Landmark at March 31, 1998, December 31, 1997 and November 12, 1997, the date the Company adopted a plan to dispose of Landmark, were as follows (in thousands):

                                                                            MARCH 31,   DECEMBER 31,  NOVEMBER 12,
                                                                              1998          1997          1997
                                                                           -----------  ------------  ------------
Current assets...........................................................   $     773    $      793    $      906
Non-current assets.......................................................      57,716        57,183        57,523
Current liabilities......................................................      (6,012)       (6,286)       (4,738)
Non-current liabilities..................................................      (4,754)       (4,922)       (5,160)
                                                                           -----------  ------------  ------------
  Net assets.............................................................   $  47,723    $   46,768    $   48,531
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

Landmark's revenues and income from operations for the three months ended March 31, 1997 were $17.0 million and $1.3 million, respectively. Income from operations for the three months ended March 31, 1997 includes income taxes of $408,000.

THE ENTERTAINMENT GROUP SALE

On July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group"). The Entertainment Group's revenues and loss from operations for the three months ended March 31, 1997 were $27.4 million and $10.1 million, respectively. Loss from operations for the three months ended March 31, 1997 includes income tax expense of $200,000.

5. EARNINGS PER SHARE OF COMMON STOCK

On December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). All prior period EPS data has been restated to conform with SFAS 128. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. For the three months ended March 31, 1998 and in 1997 the Company had losses from continuing operations.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

5. EARNINGS PER SHARE OF COMMON STOCK (continued)
The computation of basic EPS for the three months ended March 31, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                                               LOSS         SHARES       PER-SHARE
                                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                                           ------------  -------------  -----------
1998:
Loss from continuing operations..........................................   $  (22,963)
Less: Preferred stock dividend requirement...............................        3,752
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $  (26,715)       68,572     $   (0.39)
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------
1997:
Loss from continuing operations..........................................   $  (13,505)       66,155     $   (0.21)
                                                                           ------------  -------------  -----------
                                                                           ------------  -------------  -----------

The Company had for the three months ended March 31, 1998 and 1997, potentially dilutive shares of common stock of 19,136,000 and 8,182,000, respectively.

6. STOCK OPTION PLANS

On March 31, 1998, the Company granted approximately 200,000 stock options at an exercise price of $11.69 under the 1996 Metromedia International Group, Inc. Incentive Stock Plan which resulted in a compensation expense of approximately $550,000 which is included in selling, general and administrative expense for the three months ended March 31, 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

7. BUSINESS SEGMENT DATA

The business activities of the Company constitute two business segments and are set forth as of and for the three months ended March 31, 1998 and 1997 in the following table (in thousands):

                                                                                               1998        1997
                                                                                            ----------  ----------
COMMUNICATIONS GROUP CONSOLIDATED:
Revenues..................................................................................  $    8,962  $    5,175
Depreciation and amortization.............................................................      (3,500)     (1,949)
Operating loss............................................................................     (16,620)     (8,432)
Equity in losses of Joint Ventures........................................................      (7,513)     (1,598)
Minority interest.........................................................................       2,039       1,240
Loss before income tax expense............................................................     (21,092)     (7,360)
Assets at March 31, 1998 and December 31, 1997............................................     355,250     346,437
Capital expenditures......................................................................  $    1,862  $    1,677
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SNAPPER:
Revenues..................................................................................  $   51,257  $   53,800
Depreciation and amortization.............................................................      (1,814)     (1,907)
Operating income (loss)...................................................................         864        (508)
Loss before income tax expense............................................................      (3,556)     (2,067)
Assets at March 31, 1998 and December 31, 1997............................................     170,143     167,858
Capital expenditures......................................................................  $      932  $      745
                                                                                            ----------  ----------
                                                                                            ----------  ----------
OTHER:
Revenues..................................................................................  $   --      $   --
Depreciation and amortization.............................................................          (1)         (3)
Operating loss............................................................................      (1,290)     (1,224)
Income (loss) before income tax expense...................................................       2,172      (3,980)
Assets at March 31, 1998 and December 31, 1997, including discontinued operations and eliminations............................................................................  $  232,324  $  274,977
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CONSOLIDATED:
Revenues..................................................................................  $   60,219  $   58,975
Depreciation and amortization.............................................................      (5,315)     (3,859)
Operating loss............................................................................     (17,046)    (10,164)
Equity in losses of Joint Ventures........................................................      (7,513)     (1,598)
Minority interest.........................................................................       2,039       1,240
Loss before income tax expense............................................................     (22,476)    (13,407)

Assets at March 31, 1998 and December 31, 1997............................................     757,717     789,272
Capital expenditures......................................................................  $    2,794  $    2,422
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The revenues and assets by the Communications Group's lines of business are disclosed in notes 2 and 3.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

8. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at March 31, 1998 and December 31, 1997 was $2.4 million and $2.6 million, respectively.

INVENTORIES

Inventories consist of the following as of March 31, 1998 and December 31, 1997 (in thousands):

                                                                                                1998       1997
                                                                                              ---------  ---------
Lawn and garden equipment:
  Raw materials.............................................................................  $  10,084  $  11,031
  Finished goods............................................................................     80,002     84,523
                                                                                              ---------  ---------
                                                                                                 90,086     95,554
  Less: LIFO reserve........................................................................      1,306      1,306
                                                                                              ---------  ---------
                                                                                                 88,780     94,248
                                                                                              ---------  ---------
Telecommunications:
  Pagers....................................................................................        424      1,083
  Telephony.................................................................................        310        425
  Cable.....................................................................................        663        680
                                                                                              ---------  ---------
                                                                                                  1,397      2,188
                                                                                              ---------  ---------
                                                                                              $  90,177  $  96,436
                                                                                              ---------  ---------
                                                                                              ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense includes amortization of debt discount of $659,000 for the three months ended March 31, 1997.

9. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union, and China. These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by governmental bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

The Company may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries have extensive restrictions on foreign investment in the communications field and the Communications Group is attempting to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

9. CONTINGENCIES (continued)
restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Company's prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in communications businesses. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business, operations, financial condition or prospects of the Company. Such legislation could be similar to United States federal law which limits foreign ownership in entities owning broadcasting licenses. Similarly, PRC law and regulation prohibit foreign companies or Joint Ventures in which they participate from providing telephony service to customers in China and generally limit the role that foreign companies or their Joint Ventures may play in the telecommunications industry. As a result, the Communications Group affiliate that has invested in China structures its transactions so that the applicable Joint Venture is a provider of telephony equipment and technical support services as opposed to a direct provider of such services. In addition, there is no way of predicting whether additional foreign ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If foreign ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. One of the licenses held by the Communications Group has expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for a renewal and expects a new license to be issued. Four other licenses held or used by the Communications Group will expire during 1998, including the license for Radio Juventus, the Company's radio operation in Hungary. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

9. CONTINGENCIES (continued)
In the case of the licenses other than Radio Juventus, the Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these four licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals. In the case of Radio Juventus, the Communications Group plans to cause the venture to participate in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Company believes that Radio Juventus' prospects for winning such tender, which will be determined by the strength of its bid in the tender in comparison to the bids of other participants in the tender, are good, although there can be no assurance that Radio Juventus will win the tender.

LITIGATION

The Company is involved in various legal and regulatory proceedings. While the results of any legal or regulatory proceeding contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

Metromedia International Group, Inc. ("MMG" or "the Company") is a global communications and media company engaged in the development and operation of a variety of communications businesses, including cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union ("the FSU") and the People's Republic of China ("China") and other selected emerging markets, through its Communications Group ( the "Communications Group").

The Communications Group's investments in communications businesses are made in two primary geographic areas: Eastern Europe and the FSU, and China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures ("Joint Ventures") in which it invests. Currently, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The Communications Group's existing China Joint Ventures invest in network construction and development of telephony networks for China United Telecommunications Incorporated ("China Unicom"). The completed networks are operated by China Unicom. The China Joint Ventures receive payments from China Unicom based upon distributable cash flow generated by the networks, for a cooperation period of 15-25 years for each expansion phase financed and developed. These payments are in return for the Joint Venture providing financing, technical advice, consulting and other services. Hereinafter, all references to the Communications Group's Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony networks of China Unicom.

Investments in other companies, including the Communications Group's Joint Ventures ("Joint Ventures") which are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures in Eastern Europe and the FSU and the telephony networks of China Unicom on a three month lag.

The Company also owns Snapper, Inc. ("Snapper"), which is a wholly-owned subsidiary. Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. In addition, on April 16, 1998 the Company completed the sale of Landmark Theatre Group ("Landmark") and on July 10, 1997 the Company sold substantially all of its entertainment assets (the "Entertainment Group Sale"). Both transactions were recorded as a discontinuance of a business segment. See note 4 to the Notes to Consolidated Condensed Financial Statements.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (the "Bankruptcy Court"). On February 18, 1998 the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee in the Bankruptcy Court. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the Bankruptcy Court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. The Bankruptcy Court also ordered that the chapter 11 cases not convert to cases under chapter 7 of the Bankruptcy Code. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that it will not be entitled to receive any distributions in respect of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 38.

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in Eastern Europe, the FSU, China and other selected emerging markets.

The Communications Group's Joint Ventures currently offer cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio. The Communications Group's Joint Ventures' partners are often governmental agencies or ministries.

The Communications Group's investments in communications businesses are made in two primary geographic areas in Eastern Europe and the FSU, and in China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures in which it invests. Currently, legal restrictions in China prohibit foreign participation in the telecommunications sector. The Communications Group's China Joint Ventures invest in network construction and development of telephony networks for China United Telecommunications Incorporated ("China Unicom"). The completed networks are operated by China Unicom. The China Joint Ventures receive payments from China Unicom based on revenues and profits generated by the networks in return for their providing financing, technical advice and consulting and other services. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony networks of China Unicom.

The Company's financial statements consolidate the accounts and results of operations of only 16 of the Communications Group's 45 operating Joint Ventures at March 31, 1998. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See notes 2 and 3 to the "Notes to Consolidated Condensed Financial Statements" of the Company, for these Joint Ventures and their summary financial information.

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at March 31, 1998, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at March 31, 1998 (in thousands).

                                                                      AMOUNT         AMOUNT          TOTAL
                                                                    CONTRIBUTED     LOANED TO      INVESTMENT
                                                                     TO JOINT         JOINT         IN JOINT
                                                        COMPANY      VENTURE/       VENTURE/        VENTURE/
JOINT VENTURE (1)                                     OWNERSHIP %   SUBSIDIARY     SUBSIDIARY    SUBSIDIARY (8)
----------------------------------------------------  -----------   -----------   -------------  --------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)............        100%     $    612     $       6,447     $  7,059
Viginta (Vilnius, Lithuania) (2)....................         55%          397             2,581        2,978
Kosmos TV (Moscow, Russia)..........................         50%        1,093            10,538       11,631
Baltcom TV (Riga, Latvia)...........................         50%          819            11,723       12,542
Ayety TV (Tbilisi, Georgia).........................         49%          779             7,454        8,233
Kamalak TV (Tashkent, Uzbekistan)...................         50%          400             3,112        3,512
Sun TV (Chisinau, Moldova)..........................         50%          400             6,301        6,701
Alma TV (Almaty, Kazakstan).........................         50%          222             4,425        4,647
Cosmos TV (Minsk, Belarus)..........................         50%          400             3,272        3,672
Teleplus (St. Petersburg, Russia)...................         45%          990               344        1,334
                                                                    -----------   -------------  --------------
                                                                        6,112            56,197       62,309
                                                                    -----------   -------------  --------------
PAGING
Baltcom Paging (Tallinn, Estonia) (2)...............         85%        3,715             1,874        5,589
CNM (Romania) (2)...................................         54%          490             5,489        5,979
Paging One Services (Austria) (2)...................        100%        1,036             7,815        8,851
Baltcom Plus (Riga, Latvia).........................         50%          250             2,870        3,120
Paging One (Tbilisi, Georgia).......................         45%          250             1,407        1,657
Raduga Poisk (Nizhny Novgorod, Russia)..............         45%          330                36          366
PT Page (St. Petersburg, Russia)....................         40%        1,100                 2        1,102
Kazpage (Kazakstan) (9).............................      26-41%          520               564        1,084
Kamalak Paging (Tashkent, Samarkand, Bukhara and
  Andijan, Uzbekistan)..............................         50%          435             1,976        2,411
Alma Page (Almaty and Ust-Kamenogorsk, Kazakstan)...         50%       --                 1,793        1,793
Paging Ajara (Batumi, Georgia)......................         35%           43               254          297
                                                                    -----------   -------------  --------------
                                                                        8,169            24,080       32,249
                                                                    -----------   -------------  --------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)..............        100%        8,107                 6        8,113
SAC (Moscow, Russia) (2)............................         83%          631             2,586        3,217
Radio Skonto (Riga, Latvia) (2).....................         55%          302               259          561
Radio One (Prague, Czech Republic) (2)..............         80%          627               240          867
NewsTalk Radio (Berlin, Germany) (2)................         70%        2,758             2,826        5,584
Radio Vladivostok, (Vladivostok, Russia) (2)........         51%          260                40          300
Country Radio (Prague, Czech Republic) (11).........         85%        2,040          --              2,040
Radio Georgia (Tbilisi, Georgia) (2)................         51%          255               156          411
Eldoradio (formerly Radio Katusha)(St. Petersburg,
  Russia) (2) (5)...................................         75%          464               830        1,294
Radio Nika (Socci, Russia)..........................         51%          260                56          316
AS Trio LSL (Tallinn, Estonia) (5)..................         49%        1,536          --              1,536
                                                                    -----------   -------------  --------------
                                                                       17,240             6,999       24,239
                                                                    -----------   -------------  --------------

                                                                      AMOUNT         AMOUNT          TOTAL
                                                                    CONTRIBUTED     LOANED TO      INVESTMENT
                                                                     TO JOINT         JOINT         IN JOINT
                                                        COMPANY      VENTURE/       VENTURE/        VENTURE/
JOINT VENTURE (1)                                     OWNERSHIP %   SUBSIDIARY     SUBSIDIARY    SUBSIDIARY (8)
----------------------------------------------------  -----------   -----------   -------------  --------------
INTERNATIONAL TOLL CALLING
Telecom Georgia (Tbilisi, Georgia)..................         30%     $  2,554     $    --           $  2,554
                                                                    -----------   -------------  --------------
Trunked Mobile Radio
Protocall Ventures, Ltd. (2) (3)....................         56%        2,550            12,544       15,094
Spectrum (Kazakstan) (10)...........................         31%           36             1,187        1,223
                                                                    -----------   -------------  --------------
                                                                        2,586            13,731       16,317
                                                                    -----------   -------------  --------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)................................         21%       13,483          --             13,483
Magticom (Tbilisi, Georgia).........................         34%        9,090          --              9,090
Ningbo Ya Mei Communications (Ningbo City, China)
  (6)...............................................         41%        9,530            21,403       30,933
                                                                    -----------   -------------  --------------
                                                                       32,103            21,403       53,506
                                                                    -----------   -------------  --------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications, Co. (Sichuan
  Province, China) (4)(7)...........................         54%       11,087          --             11,087
Chongqing Tai Le Feng Telecommunication, Co.
(Chongqing City, China) (4) (7).....................         54%       13,581          --             13,581
Instaphone (Kazakstan) (4)..........................         50%            4             1,018        1,022
                                                                    -----------   -------------  --------------
                                                                       24,672             1,018       25,690
                                                                    -----------   -------------  --------------
Total...............................................                 $ 93,436     $     123,428     $216,864
                                                                    -----------   -------------  --------------
                                                                    -----------   -------------  --------------

------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group owns its trunked mobile radio ventures through Protocall, in which it has a 56% ownership interest. Through Protocall, the Communications Group owns interests in (i) Belgium Trunking (50%), which provides services in Brussels and Flanders, Belgium, (ii) Radiomovel Telecommunicacoes (36%), which provides services in Portugal, (iii) Teletrunk Spain (17-48% depending on the joint venture), which provides services through 4 Joint Ventures in Madrid, Valencia, Aragon and Catalonia, Spain and (iv) Spectrum (31%), which operates in Almaty and Aryran, Kazakstan. A portion of the Communications Group's interest in Spectrum is held directly. The above amounts include $36,050 contributed to Spectrum directly by the Company.

(4) Pre-operational systems as of March 31, 1998.

(5) Eldoradio includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes four radio stations operating in various cities throughout Estonia. In November 1997, the Communications Group entered into a definitive agreement to purchase an additional 25% of Eldoradio, increasing its ownership percentage to 75%. In April 1998 AS Trio LSL acquired 100% of B-3, which operates an additional radio station in Estonia, for $315,000.

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

(8) Total investment does not include any incurred losses.

(9) Kazpage is comprised of a service entity and 10 paging Joint Ventures that provide services in Kazakstan. The Company's interest in the Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the Joint Ventures.

(10) In April 1998, Spectrum and its shareholders, including the Communications Group, completed a transaction pursuant to which the European Bank for Reconstruction and Development ("EBRD") and the Fund New Europe ("FNE") purchased 30% and 3%, respectively, of the shares of Spectrum in return for making equity contributions to Spectrum of $181,800 and $18,200, respectively. This transaction reduced the Communications Group's ownership interest in Spectrum to 21%. In connection with such investment, the EBRD has agreed to make a loan of up to $2.0 million to Spectrum. In addition, the EBRD and FNE were provided the right to put their shares back to Spectrum at a price equal to four times earnings before interest, tax and depreciation for the year preceding the put, multiplied by a fraction, the numerator of which is the number of shares held by either the EBRD or FNE and the denominator of which is all issued shares. The put may be exercised at any time starting 6 years after the date of the transaction.

(11) The Company's interest in Country Radio was registered during January 1998. The Joint Venture's results of operations will be consolidated with the Company's financial statements in the quarter ended June 30, 1998.

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

The following table sets forth the operating results for the three months ended March 31, 1998 and 1997 of the Company's Communications Group and lawn and garden products segments.

                              SEGMENT INFORMATION
                    MANAGEMENT'S DISCUSSION & ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                                                               1998        1997
                                                                                            ----------  ----------
COMMUNICATIONS GROUP--CONSOLIDATED:
  Revenues................................................................................  $    8,962  $    5,175
  Cost of sales and operating expenses....................................................      (1,568)       (549)
  Selling, general and administrative.....................................................     (20,514)    (11,109)
  Depreciation and amortization...........................................................      (3,500)     (1,949)
                                                                                            ----------  ----------
    Operating loss........................................................................     (16,620)     (8,432)
  Equity in losses of Joint Ventures......................................................      (7,513)     (1,598)
  Minority interest.......................................................................       2,039       1,240
                                                                                            ----------  ----------
                                                                                               (22,094)     (8,790)
SNAPPER:
  Revenues................................................................................      51,257      53,800
  Cost of sales and operating expenses....................................................     (35,749)    (37,446)
  Selling, general and administrative.....................................................     (12,830)    (14,955)
  Depreciation and amortization...........................................................      (1,814)     (1,907)
                                                                                            ----------  ----------
    Operating income (loss)...............................................................         864        (508)

CORPORATE HEADQUARTERS AND ELIMINATIONS:
  Revenues................................................................................      --          --
  Cost of sales and operating expenses....................................................      --          --
  Selling, general and administrative.....................................................      (1,289)     (1,221)
  Depreciation and amortization...........................................................          (1)         (3)
                                                                                            ----------  ----------
    Operating loss........................................................................      (1,290)     (1,224)

CONSOLIDATED--CONTINUING OPERATIONS:
  Revenues................................................................................      60,219      58,975
  Cost of sales and operating expenses....................................................     (37,317)    (37,995)
  Selling, general and administrative.....................................................     (34,633)    (27,285)
  Depreciation and amortization...........................................................      (5,315)     (3,859)
                                                                                            ----------  ----------
    Operating loss........................................................................     (17,046)    (10,164)
Interest expense..........................................................................      (5,003)     (5,592)
Interest income...........................................................................       5,047       2,707
Income tax expense........................................................................        (487)        (98)
Equity in losses in Joint Ventures........................................................      (7,513)     (1,598)
Minority interest.........................................................................       2,039       1,240
Discontinued operations...................................................................      --          (8,753)
                                                                                            ----------  ----------
Net loss..................................................................................  $  (22,963) $  (22,258)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

MMG CONSOLIDATED--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Net loss increased to $23.0 million for the three months ended March 31, 1998 from $22.3 million for the three months ended March 31, 1997. The net loss for the three months ended March 31, 1997 includes a loss from discontinued operations, the Entertainment Group and Landmark, of $8.8 million.

Operating loss increased to $17.1 million for the three months ended March 31, 1998 from $10.2 million for the three months ended March 31, 1997. The increase in operating loss reflects the inclusion of the results of Asian American Telecommunication Corporation ("AAT") for three months in 1998 compared to one month in 1997 and increases in operating losses in the Communications Group's new Joint Ventures as it continues its expansion efforts partially offset by the improvement in the operating results of Snapper.

Interest expense decreased $589,000 to $5.0 million for the three months ended March 31, 1998. The decrease in interest was due to the repayment of debt at corporate headquarters in March and August 1997 partially offset by an increase in borrowings at Snapper.

Interest income increased $2.3 million to $5.0 million in 1998, principally from the investment of funds at corporate headquarters from the preferred stock offering in 1997 and increased interest income resulting from increased borrowings under the Communication Group's credit facilities with its Joint Ventures for their operating and investing cash requirements.

COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    REVENUES

Revenues increased to $9.0 million for the three months ended March 31, 1998 from $5.2 million for the three months ended March 31, 1997. The growth in revenue of the consolidated Joint Ventures has resulted primarily from trunked mobile radio operations in Portugal and the increase in radio operations in Hungary and Russia. Trunked mobile radio operations were first consolidated upon the purchase of an additional interest in operation in Portugal during the fourth quarter 1997. The revenue from trunked mobile radio operations was $1.8 million in the first quarter of 1998. Revenue from radio broadcasting operations increased to $5.5 million from $3.3 million for the three months ended March 31, 1998 and 1997, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $9.4 million or 85% for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist in the operations of the Joint Ventures. In addition, increased staffing has been necessary at the radio broadcasting stations, cable television operations and paging operations.

    DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.5 million from $1.9 million. The increase is primarily the result of the increased number of consolidated joint ventures with depreciable fixed assets and the three months of goodwill amortization in 1998 related to the acquisition of AAT as compared to only one month in 1997.

    EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe and the FSU and the telephony networks of China Unicom for the three months ended December 31, 1997 and 1996, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $23.1 million in the first quarter of 1998, compared to $14.3 million in the first quarter of 1997. The Communications Group recognized equity in losses of its Joint Ventures of approximately $6.7 million in the first quarter of 1998, compared to $1.6 million in the first quarter of 1997.

The increase in equity in the losses of the Joint Ventures of $5.1 million from the three months ended March 31, 1997 to the three months ended March 31, 1998 is primarily attributable to (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $1.3 million, (ii) decreased equity income of the international toll calling venture in Georgia of $1.1 million, (iii) increased equity losses of the Latvian GSM venture of $400,000, (iv) increased equity losses of cable ventures in Latvia, Georgia and Moldova of $700,000, $500,000 and $200,000, respectively, and (v) increased equity losses of $400,000 of the paging venture in Kazakstan.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China, amounted to $833,000 in 1998. The loss is attributable principally to the Communications Group's Ningbo JV, which commenced operations in May 1997.

    MINORITY INTEREST

Losses allocable to minority interests increased to $2.0 million in 1998 from $1.2 million in 1997. The increase principally represents the inclusion of losses allocable to the minority shareholders of MCC.

ANALYSIS OF COMBINED RESULTS OF OPERATIONS

    EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Company is providing as supplemental information the following analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated Joint Ventures in Eastern Europe and the FSU. The Company believes that an analysis of combined operating results provides a meaningful presentation of the performance of its investments. Such combined operating results are provided as a supplement, and not as a substitute, for the consolidated financial statements set forth elsewhere herein. Note 2 to the Consolidated Financial Condensed Statements provides a listing of the Company's ownership percentages in each of its unconsolidated Joint Ventures.

Total revenues for the Communications Group's cable television, paging, radio broadcasting, cellular telecommunications, international toll calling and trunked mobile radio businesses were $32.0 million and

$18.9 million in the first quarter of 1998 and 1997, respectively. The percentage increase in revenues was 68%. Combined operating income (loss) for all of the Communication Group's businesses were ($7.1) million and $4.3 million in the first three months of 1998 and 1997, respectively.

Cable television revenues were $7.3 million and $4.9 million in the first quarter of 1998 and 1997, respectively. This represents an increase of 49%. Total subscribers increased from 101,016 at March 31, 1997 to 255,116 at March 31, 1998. Combined operating losses for cable television were $3.0 million and $1.6 million in the first three months of 1998 and 1997, respectively. Included in operating losses in the first quarter of 1998 and 1997 were depreciation and amortization charges of $3.1 million and $2.2 million, respectively. The increase in these charges is attributable to the amortization of goodwill in connection with acquisitions in Moldova and Romania.

Subscriber growth and revenue increases from cable television were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package coupled with acquisitions of systems in Moldova and Romania. The increase in operating loss in the first quarter of 1998 as compared to the first quarter of 1997 was primarily attributable to operating losses at Joint Ventures that recently became operational in St. Petersburg and Romania. In addition, the Communications Group's operations in Georgia and Latvia have experienced increased competition which has adversely impacted operating results in the first quarter of 1998. The Communications Group is intentionally slowing the growth in its Belarus joint venture as a result of new regulations instituted by various governmental ministries which may adversely impact the operations of the joint venture.

Paging revenues were $4.7 million in the first quarter of 1998 and $3.5 million in the first quarter of 1997. This represents an increase of 34%. Total subscribers increased from 51,942 in first quarter 1997 to 64,975 in first quarter 1998. Combined operating income (loss) for paging were ($3.2) million and $188,000 in first quarter 1998 and first quarter 1997, respectively. Included in operating income (loss) in first quarter 1998 and 1997 were depreciation and amortization charges of $1.0 million and $299,000, respectively.

During the first quarter of 1998, revenue growth was primarily attributable to increases of approximately $969,000 and $249,000 at paging operations in St. Petersburg, Russia and Almaty, Kazakstan, respectively. The operating loss in the first quarter of 1998 was primarily comprised of operating losses of $1.7 million, $618,000, and $564,000 at paging operations in Austria, Romania, and Estonia, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce Calling Party Pays service. Calling Party Pays service is designed to reach a younger demographic group providing a significantly larger potential subscriber base. The joint venture receives a fee from the local telephone operator for each call made to the pager.

Radio broadcasting revenues were $6.1 million in the first quarter of 1998 and $3.7 million in the first quarter of 1997. This represents an increase of 65%. Combined operating income from radio broadcasting were $1.1 million and $1.2 million in the first quarter of 1998 and the first quarter of 1997, respectively. Included in operating losses in first quarter 1998 and 1997 were depreciation and amortization charges of $335,000 and $124,000, respectively.

The revenue growth is due to increases in the number of advertising spots purchased and increases in the price of the advertising spots. The ability to sell additional spots at a higher rate is dependent on an increase audience ratings. The Company has increased it audience share through the use of market research to determine programming formats and marketing strategies including employing US trained sales managers.

For the three months ended March 31, 1998, operating income includes a loss of $1.2 million attributable to increased programming and other expenses associated with the News Talk format at the radio station in Berlin, which was acquired during the third quarter of 1997. Although the operating results for the first quarter of 1998 were adversley affected by the operating loss of the Communications Group's radio station in Berlin, the operating results of its other radio stations generally improved. The News Talk format has more start-up costs than traditional music radio stations, however, the Communications Group expects to achieve its targeted rate of return through its future operation of the radio station.

Telephony revenues were $13.9 million in the first quarter of 1998 and $6.9 million in the first quarter of 1997. This represents an increase of 101%. Total subscribers increased from 8,711 in the first quarter of 1997 to 44,071 in the first quarter of 1998. International toll calling revenues were $7.0 million in the first quarter of 1998 compared to $6.1 million in the first quarter of 1997. Trunked mobile radio revenues were $2.8 million and $841,000 in the first quarter of 1998 and the first quarter of 1997, respectively. Cellular telecommunications revenues were $4.0 million in the first quarter of 1998. Combined operating income (loss) for telephony was ($2.0) million and $4.5 million in the first quarter of 1998 and in the first quarter of 1997, respectively. Included in operating income (loss) in the first quarter of 1998 and of 1997 were depreciation and amortization charges of $3.4 million and $381,000, respectively. Operating income from international toll calling operations was $2.0 million and $5.4 million in the first quarter of 1998 and in the first quarter of 1997, respectively. Trunked mobile radio's operating losses were $1.1 million and $929,000 in the first quarter of 1998 and in the first quarter of 1997, respectively, and the operating loss for cellular telecommunications was $2.9 million in the first quarter of 1998.

The increase in international toll calling revenue is directly attributable to increases in both the incoming and outgoing minutes of use at the joint venture in Tblisi, Georgia, which handles all international calls inbound to and outbound from the Republic of Georgia. Operating income in the first quarter of 1998 decreased due to the change in the incoming and outgoing mix in telephone traffic and the contractual reductions in termination accounting rates in its international settlement agreements for traffic with its overseas carriers. Operating income in the first quarter of 1997 included the impact of favorable settlements with international carriers for costs related to 1996 call revenues. Increased trunked mobile radio revenue was primarily due to an increase of approximately $900,000 realized at the Portugal operations. The operating loss for cellular telecommunications reflects the operating results of its operations in Latvia and Georgia, which commenced operations in April 1997 and September 1997, respectively. The Communications Group expects these start-up operations to incur losses for the near term.

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

SNAPPER--RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    REVENUES

Snapper's 1998 first quarter revenues were $51.3 million versus $53.8 million in 1997. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales were lower in 1998 due to Snapper having had nine distributors during 1997 that were purchasing inventory earlier in the year in order to have equipment available to sell to the distributors' dealers when the spring selling season started.

Gross profit during 1998 was $15.5 million versus $16.4 million in 1997. The lower gross profit in the 1998 period was caused by lower sales noted above, as well as sales of older equipment during the first quarter of 1998 at special pricing to help eliminate older inventory acquired in distributor inventory repurchases during 1997.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $12.8 million in 1998 versus $15.0 million in 1997. The 1997 period expenses were higher due to a one-time charge for severance of $800,000 in addition to $700,000 of higher freight costs due to higher sales in the period and the implementation of cost control procedures by management during 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization charges were $1.8 million for the 1998 period and $1.9 million for the 1997 period. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

    OPERATING INCOME (LOSS)

In 1998, Snapper had operating income of $864,000 as compared to an operating loss of $508,000 during 1997. The gain was the result of tight cost control measures implemented at the beginning of the quarter. The 1997 loss was the result of the one-time charge for severance during the period.

LIQUIDITY AND CAPITAL RESOURCES

    THE COMPANY

MMG is a holding company and, accordingly, does not itself generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7 1/4% Cumulative Convertible Preferred Stock ("Preferred Stock") in either cash or Common Stock. If the Company were to elect to pay the dividend in cash, the annual cash requirement would be $15.0 million. On March 15, 1998 the Company paid the quarterly dividend on the Preferred Stock in cash.

Since each of the Communications Group's Joint Ventures operates businesses, such as cable television, fixed telephony, paging and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand and the proceeds from the sale of Landmark, additional financing in order to satisfy its on-going working capital requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand, together with the net proceeds from the sale of Landmark, will be sufficient to fund the Company's working capital requirements for the remainder of 1998.

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

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM entered into certain agreements with the European Bank for Reconstruction and Development ("EBRD") pursuant to which the EBRD agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to EBRD funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by EBRD.

As part of the financing, the EBRD was also provided a 5% interest in the joint venture which it can put back to Baltcom, GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization ("EBITDA"), not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including MITI, pledged their respective shares to the EBRD as security for repayment of the loan. Under the ERBD agreements, amounts payable to the Communications Group are subordinated to amounts payable to the ERBD.

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. ("Motorola") pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to an amount equal to $15.0 million. Interest on the financed amount accrues at 6-month LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola.

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owned to such partners is subordinated to Motorola.

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 1998, the Communications Group was committed to provide funding under the various charter fund agreements and credit lines in an aggregate amount of approximately $106.4 million, of which $16.1 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. To the extent that the Communications Group does not approve a joint Venture's business plan, the Communications Group is not required to provide funds to the Joint Venture under the credit line.

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

    CHINA

The Sichuan JV and the Chongqing JV are parties to a Network System Cooperation Contract dated May 1996, with China Unicom (the "Sichuan Network System Cooperation Contract"). The Sichuan Network System Cooperation Contract provides for a 25-year period of cooperation between the Sichuan JV and the Chongqing JV and China Unicom for the development of a local telephone network (the "PSTN Network") in the Sichuan Province (such project is referred to herein as the "Sichuan Project") with an initial capacity of 50,000 lines ("Phase 1") and with China Unicom projecting growth of up to 1,000,000 lines in the Sichuan Province within the next five years ("Phase 2"). In accordance with the terms of the Sichuan Network System Cooperation Contract, the Sichuan JV and the Chonqing JV are responsible for providing the initial capital to develop Phase 1 of the PSTN Network (including payments for import equipment) while China Unicom is responsible for the construction of Phase 1 and operation, management and maintenance of the PSTN Network in the Sichuan Province and the City of Chongqing. The Sichuan JV and the Chongqing JV will provide financing, consulting and management support services to China Unicom for the construction and operation of the PSTN Network in exchange for a service and support fee equal to 78% of distributable cash flow from the PSTN Network for a 25-year period for each phase of the PSTN Network developed, payable semi-annually.

In connection with MCC's investments in the Sichuan JV and the Chongqing JV, the Joint Ventures have entered into a Phase 1 loan with Northern Telecom Communications ("Nortel") for $20.0 million to finance the purchase of Nortel equipment for the Sichuan Province and City of Chongqing Phase 1 project. The Company has secured the Phase 1 loan repayment with a $20.0 million letter of credit. Nortel has the right to draw on the $20.0 million letter of credit for amounts due Nortel by the Sichuan JV and the Chongqing JV if a Phase 2 contract has not been entered into with Nortel to expand the 50,000 lines in Phase 1 project to at least 150,000 lines within one year from the date of the Phase 1 contract with Nortel.

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

The estimated budget for the Phase 1 of the Sichuan Project is approximately RMB 242 million or $29.5 million in the Sichuan Province and approximately RMB 242 million or $29.5 million in the City of Chongqing.

Ningbo Telecommunications has assigned to the Ningbo JV its Network System Cooperation Contract with China Unicom (the "Ningbo Network System Cooperation Contract") which provides for the development of A GSM telecommunications network (the "GSM Network") in the City of Ningbo with a capacity of 50,000 lines (the "Ningbo Project"). In accordance with the terms of the Ningbo Network System Cooperation Contract, the Ningbo JV is responsible for providing the initial capital to develop the Ningbo Project of the GSM Network while China Unicom is responsible for the construction of the GSM Network and operation, management and maintenance of the GSM Network in the City of Ningbo. The Ningbo JV will provide financing, consulting and management support services to China Unicom for the construction and operation of the GSM Network in exchange for 73% of the distributable cash flow from the GSM Network for a 15-year period.

The total estimated budget for the Ningbo Project is approximately RMB 247 million or $29.7 million.

On March 26, 1998 Ningbo JV and China Unicom signed a co-operation agreement for Phase 1 Re-expansion of the network. The re-expansion includes 35 new base stations (total of 100 base stations) and 25,000 new subscribers (total capacity of 75,000 subscribers). The feasibility study for the expansion was completed at March 6, 1998 and forecast a total budget of approximately $17 million. The extension is scheduled May 1998 thru July 1998.

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

For the three months ended March 31, 1998, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

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

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth") pursuant to which AmSouth agreed to make available to Snapper a revolving line of credit up to $55.0 million (the "Snapper Revolver"). The Snapper Revolver was to terminate on January 1, 1999 and is guaranteed by the Company. The Snapper Revolver contains covenants regarding minimum quarterly cash flow and equity requirements.

On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper Revolver bears interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%), and matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company, as well as by John W. Kluge and Stuart Subotnick up to $10.0 million. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding minimum tangible net worth and satisfying certain quarterly cash flow requirements.

At December 31, 1997, Snapper was not in compliance with the financial convenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) a reduction in the amount of the line of credit from $80.0 million to $55.0 million as of July 1, 1998 and (ii) a reduction in the finished goods advance rate from 80% to 70% as of July 1, 1998 and 50% as of December 31, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of December 31, 1997. Furthermore, the amendment replaced the existing 1998 financial covenants with covenants reflecting Snapper's anticipated cash flow and equity changes based on the seasonality of the business. At March 31, 1998 Snapper was in compliance with all financial covenants under the Snapper Revolver.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of March 31, 1998, noncancelable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor-plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At March 31, 1998, there was approximately $98.9 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

Management of the Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Revolver and, on an as needed basis, short-term working capital funding from the Company will provide sufficient funds for Snapper to meet its obligations and capital requirements.

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures. The Company evaluates the costs associated with modifying and testing its systems for the Year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades. The Company is not yet able to estimate the incremental costs of the Year 2000 conversion effort, but such costs will be expensed as incurred. The incremental costs to date have not been material. If the Company, its Joint Ventures and projects where it does not have a controlling management interest, customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues.

MMG CONSOLIDATED

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    Cash Flows from Operating Activities

Cash used in operations for the three months ended March 31, 1998 was $21.2 million, a decrease in cash used in operations of $967,000 from the same period in the prior year.

Losses from operations include significant non-cash items of the operating loss from discontinued operations, depreciation, amortization, equity in losses of joint ventures and losses allocable to minority interests. Excluding the operating loss from discontinued operations, non-cash items increased $5.8 million from $5.5 million to $11.3 million for the three months ended March 31, 1997 and 1998, respectively. The increase related principally to the increase in depreciation and amortization associated with acquisitions by the Communications Group, including AAT. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the three months ended March 31, 1998 by $9.6 million and decreased cash flows by $14.3 million for the three months ended March 31, 1997.

The decrease in cash flows for the three months ended March 31, 1998 resulted from the increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of joint ventures.

    Cash Flows from Investing Activities

Cash used in investing activities decreased $1.9 million to $21.2 million for the three months ended March 31, 1998. The principal components of investing activities are investments in and advances to joint ventures of 15.1 million and $15.3 million in 1998 and 1997 respectively and the Communications Group utilized $3.9 million and $7.2 million of funds in acquisitions for the three months ended March 31, 1998 and 1997, respectively.

    Cash Flows from Financing Activities

Cash used in financing activities was $1.2 million for the three months ended March 31, 1998 a decrease of $10.4 million with the same period in the prior year. For the three months ended March 31, 1998 the Company used $3.8 million to pay its Preferred Stock dividend, $2.0 million of debt repayments partially offset by proceeds of $4.6 million from the issuance of common stock from the exercise of stock options. For the three months ended March 31, 1997 there were $16.5 million of debt payments, $15.0 million was the repayment of the 97/8% Debentures and $1.2 million of other notes. The additions to long-term debt of $6.0 million was borrowed under the Snapper Revolver.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company will be required to provide both quantitative and qualitative disclosures about market risk in its December 31, 1998 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe and the FSU, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. The Company does not undertake, and specifically declines, any obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1997 is as follows:

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION, Del. Ch., Consolidated C.A. No. 11974. Plaintiff Virginia Abrams filed this purported class and derivative action in the Delaware Court of Chancery (the "Court") on February 22, 1991 against Fuqua, Intermark, Inc. ("Intermark"), the then-current directors of Fuqua and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua and Intermark in the absence of approval by a majority of Fuqua's disinterested shareholders. Subsequently, two similar actions, styled BEHRENS V. FUQUA INDUSTRIES, INC. ET AL. Del. Ch., C.A. No. 11988 and FREBERG V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

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

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California as a purported class action lawsuit. Plaintiff Michael Shores alleged that, in connection with the merger of the Samual Goldwyn Company ("Goldwyn"), Goldwyn's directors and majority shareholder breached their fiduciary duties to the public shareholders of Goldwyn. Plaintiff subsequently added, in an amended complaint, that the Company aided and abetted the other defendants' fiduciary breaches. The Company successfully demurred to the amended complaint on the ground that it did not state a cause of action against the Company, and plaintiff was given an opportunity to replead. Plaintiff filed a second amended complaint and alleged, in addition to his other claims, that the Company negligently misrepresented and/or omitted material facts in the Company's prospectus issued for the Goldwyn Merger. The Company again successfully demurred to the second amended complaint, and the court refused to allow the plaintiff another opportunity to replead the aiding and abetting claim against the Company, but the plaintiff may replead the negligent misrepresentation claim. The plaintiff has repleaded with a third amended complaint alleging only the negligent misrepresentation claim. The Company believes it has meritorious defenses and is vigorously defending such action.

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

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES,
  INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that Metromedia International Telecommunications, Inc. ("MITI") conspired against and tortiously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 MITI filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The Company believes it has meritorious defenses and is vigorously defending this action.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

       EXHIBIT

       NUMBER
-------

       11* Computation of Earnings Per Share
       27* Financial Data Schedule

(b) Reports on Form 8-K

    None.

------------------------

*   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROMEDIA INTERNAITONAL GROUP, INC.

                                By:              /s/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER
                                                   AND TREASURER

Dated: May 13, 1998