Form 10-Q
period 1998-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1998-08-13
CIK 39547

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

     FOR THE PERIOD ENDED JUNE 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                     TO

                          COMMISION FILE NUMBER 1-5706

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 1998 WAS 69,067,676.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2

Consolidated Condensed Balance Sheets......................................................................           3

Consolidated Condensed Statements of Cash Flows............................................................           4

Consolidated Condensed Statement of Stockholders' Equity...................................................           5

Notes to Consolidated Condensed Financial Statements.......................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................          44

                                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          45

Item 3. Defaults upon Senior Securities....................................................................          47

Item 4. Submission of Matters to a Vote of Security Holders................................................          47

Item 6. Exhibits and Reports on Form 8-K...................................................................          48

Signature..................................................................................................          49

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   ----------------------  -----------------------
                                                                    JUNE 30,    JUNE 30,    JUNE 30,     JUNE 30,
                                                                      1998        1997        1997         1998
                                                                   ----------  ----------  -----------  ----------
Revenues.........................................................  $   74,239  $   52,000  $   134,458  $  110,975
Cost and expenses:
  Cost of sales and operating expenses...........................      49,116      31,487       86,433      69,482
  Selling, general and administrative............................      42,965      33,334       77,598      60,619
  Depreciation and amortization..................................       5,127       4,238       10,442       8,097
                                                                   ----------  ----------  -----------  ----------
Operating loss...................................................     (22,969)    (17,059)     (40,015)    (27,223)
Interest expense.................................................       4,557       6,456        9,560      12,048
Interest income..................................................       6,079       2,094       11,126       4,801
                                                                   ----------  ----------  -----------  ----------
  Interest income (expense), net.................................       1,522      (4,362)       1,566      (7,247)
Loss before income tax expense, equity in investees, minority
  interest, discontinued operations and extraordinary item.......     (21,447)    (21,421)     (38,449)    (34,470)
Income tax expense...............................................        (143)       (215)        (630)       (313)
Equity in losses of Joint Ventures...............................      (4,045)       (587)     (11,558)     (2,185)
Equity in losses and writedown of investment in RDM Sports Group,
  Inc............................................................          --     (25,122)          --     (25,122)
Minority interest................................................       3,446       1,387        5,485       2,627
                                                                   ----------  ----------  -----------  ----------
Loss from continuing operations..................................     (22,189)    (45,958)     (45,152)    (59,463)
Discontinued operations:
  Gain on sale of Landmark Theatre Group.........................       5,267          --        5,267          --
  Loss from discontinued operations..............................          --     (25,914)          --     (34,667)
                                                                   ----------  ----------  -----------  ----------
Loss before extraordinary item...................................     (16,922)    (71,872)     (39,885)    (94,130)
Extraordinary item:
  Equity in early extinguishment of debt of RDM Sports Group,
    Inc..........................................................          --      (1,094)          --      (1,094)
                                                                   ----------  ----------  -----------  ----------
Net loss.........................................................     (16,922)    (72,966)     (39,885)    (95,224)
Cumulative convertible preferred stock dividend requirement......      (3,752)         --       (7,504)         --
                                                                   ----------  ----------  -----------  ----------
Net loss attributable to common stockholders.....................  $  (20,674) $  (72,966) $   (47,389) $  (95,224)
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------
Weighted average number of common shares--Basic..................      69,046      66,186       68,810      66,171
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------
Loss per common share--Basic:
  Continuing operations..........................................  $    (0.38) $    (0.69) $     (0.77) $    (0.90)
  Discontinued operations........................................  $     0.08  $    (0.39) $      0.08  $    (0.52)
  Extraordinary item.............................................  $       --  $    (0.02) $        --  $    (0.02)
  Net loss.......................................................  $    (0.30) $    (1.10) $     (0.69) $    (1.44)
                                                                   ----------  ----------  -----------  ----------
                                                                   ----------  ----------  -----------  ----------

     See accompanying notes to consolidated condensed financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents..........................................................  $    202,938   $  129,661
  Short-term investments.............................................................         3,069      100,000
  Accounts receivable:
    Snapper, net.....................................................................        28,484       26,494
    Other, net.......................................................................         7,590        5,190
  Inventories........................................................................        71,375       96,436
  Other assets.......................................................................         5,289        4,021
                                                                                       ------------  ------------
      Total current assets...........................................................       318,745      361,802
Investments in and advances to Joint Ventures:
  Eastern Europe and the Republics of the Former Soviet Union........................        94,272       86,442
  China..............................................................................        59,714       45,851
Net assets of discontinued operations:
  Landmark Theatre Group.............................................................       --            48,531
Property, plant and equipment, net of accumulated depreciation.......................        47,714       44,010
Intangible assets, less accumulated amortization.....................................       201,355      200,120
Other assets.........................................................................         4,320        2,516
                                                                                       ------------  ------------
      Total assets...................................................................  $    726,120   $  789,272
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................................................  $     26,476   $   30,036
  Accrued expenses...................................................................        72,330       73,349
  Current portion of long-term debt..................................................        60,962       21,478
                                                                                       ------------  ------------
      Total current liabilities......................................................       159,768      124,863
Long-term debt.......................................................................         1,604       57,938
Other long-term liabilities..........................................................         8,727        8,225
                                                                                       ------------  ------------
      Total liabilities..............................................................       170,099      191,026
                                                                                       ------------  ------------
Minority interest....................................................................        37,346       37,564
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock......................................       207,000      207,000
  Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,067,676 and 68,390,800 shares at June 30, 1998 and December 31,
    1997, respectively...............................................................        69,068       68,391
  Paid-in surplus....................................................................     1,012,603    1,007,272
  Accumulated deficit................................................................      (766,004)    (718,615)
  Accumulated other comprehensive loss...............................................        (3,992)      (3,366)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       518,675      560,682
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................  $    726,120   $  789,272
                                                                                       ------------  ------------
                                                                                       ------------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                           -----------------------
                                                                                            JUNE 30,     JUNE 30,
                                                                                              1998         1997
                                                                                           -----------  ----------
Operating activities:
  Net loss...............................................................................  $   (39,885) $  (95,224)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Gain on sale of Landmark Theatre Group...............................................       (5,267)         --
    Loss from discontinued operations....................................................           --      34,667
    Equity in losses and writedown of investment in RDM Sports Group, Inc................           --      25,122
    Equity in loss on early extinguishment of debt of RDM Sports Group, Inc..............           --       1,094
    Equity in losses of Joint Ventures...................................................       11,558       2,185
    Depreciation and amortization........................................................       10,442       8,097
    Minority interest....................................................................       (5,485)     (2,627)
    Other................................................................................          664       2,515
  Changes in operating assets and liabilities, net of acquisitions:
    (Increase) decrease in accounts receivable...........................................       (3,510)      3,320
    (Increase) decrease in inventories...................................................       25,086     (27,003)
    (Increase) decrease in other assets..................................................       (2,707)        847
    Increase (decrease) in accounts payable and accrued expenses.........................       (9,888)      6,751
    Other operating activities, net......................................................         (349)       (113)
                                                                                           -----------  ----------
      Cash used in operating activities..................................................      (19,341)    (40,369)
                                                                                           -----------  ----------
  Investing activities:
    Investments in and advances to Joint Ventures........................................      (34,632)    (20,634)
    Distributions from Joint Ventures....................................................        3,550       2,994
    Purchase of short-term investments...................................................       (3,069)         --
    Proceeds from sale of short-term investments.........................................      100,000          --
    Purchase of additional equity in subsidiaries........................................       (4,262)     (3,320)
    Business acquisitions................................................................       (2,611)     (4,750)
    Net proceeds from sale of Landmark Theatre Group.....................................       57,298          --
    Additions to property, plant and equipment...........................................       (5,278)     (7,617)
    Other investing activities, net......................................................          629      (8,945)
                                                                                           -----------  ----------
      Cash provided by (used in) investing activities....................................      111,625     (42,272)
                                                                                           -----------  ----------
  Financing activities:
    Proceeds from issuance of long-term debt.............................................           --      19,564
    Payments on notes and subordinated debt..............................................      (16,850)    (16,791)
    Preferred stock dividends paid.......................................................       (7,504)         --
    Proceeds from issuance of common stock related to incentive plans....................        5,347         797
    Due from discontinued operations.....................................................           --         (67)
                                                                                           -----------  ----------
      Cash provided by (used in) financing activities....................................      (19,007)      3,503
                                                                                           -----------  ----------
    Net increase (decrease) in cash and cash equivalents.................................       73,277     (79,138)
    Cash and cash equivalents at beginning of period.....................................      129,661      89,400
                                                                                           -----------  ----------
    Cash and cash equivalents at end of period...........................................  $   202,938  $   10,262
                                                                                           -----------  ----------
                                                                                           -----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                               7 1/4% CUMULATIVE
                                  CONVERTIBLE
                                PREFERRED STOCK       COMMON STOCK                                 ACCUMULATED
                              -------------------  -------------------                                OTHER
                              NUMBER OF            NUMBER OF             PAID-IN    ACCUMULATED   COMPREHENSIVE
                               SHARES     AMOUNT     SHARES    AMOUNT    SURPLUS      DEFICIT     INCOME (LOSS)    TOTAL
                              ---------  --------  ----------  -------  ----------  -----------   -------------   --------
Balances, December 31,
  1997......................  4,140,000  $207,000  68,390,800  $68,391  $1,007,272   $(718,615)      $(3,366)     $560,682
Issuance of stock and stock
  options related to
  incentive plans...........        --         --     676,876      677       5,331          --            --         6,008
Dividends on 7 1/4%
  cumulative convertible
  preferred stock...........        --         --          --       --          --      (7,504)           --        (7,504)
Other comprehensive loss....        --         --          --       --          --          --          (626)         (626)
Net loss....................        --         --          --       --          --     (39,885)           --       (39,885)
                              ---------  --------  ----------  -------  ----------  -----------   -------------   --------
Balances, June 30, 1998.....  4,140,000  $207,000  69,067,676  $69,068  $1,012,603   $(766,004)      $(3,992)     $518,675
                              ---------  --------  ----------  -------  ----------  -----------   -------------   --------
                              ---------  --------  ----------  -------  ----------  -----------   -------------   --------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group"), and Snapper Inc. ("Snapper"). All significant intercompany transactions and accounts have been eliminated.

The Company completed the sale of Landmark Theatre Group ("Landmark") on April 16, 1998 (see note 4). Accordingly, Landmark has been recorded as a discontinuance of a business segment, and the consolidated condensed balance sheet at December 31, 1997 reflects the net assets of the discontinued segment. In addition, the consolidated condensed statements of operations reflect Landmark's results of operations for the three and six months ended June 30, 1997 as a discontinued operation.

In addition, on July 10, 1997, the Company completed the sale of substantially all of its entertainment assets ( the "Entertainment Group Sale") (see note 4). The Entertainment Group Sale was recorded as a discontinuance of a business segment, and accordingly, the consolidated condensed statements of operations for the three and six months ended June 30, 1997 reflect the results of operations of the Entertainment Group as a discontinued operation.

Investments in other companies, including those of the Communications Group's joint ventures ("Joint Ventures") that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments, including loans and accrued interest, in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures on a three month lag.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K (the "1997 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations and its cash flows for the three and six month periods ended June 30, 1998 and 1997 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company, and accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on the available funding from the Company or alternative sources of financing and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

1. BASIS OF PRESENTATION AND LIQUIDITY (continued) restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near term, the Company intends to satisfy its working capital requirements and capital commitments with available cash on hand. However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that additional financing will be available, to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

Management believes that its long-term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and through control of operating expenses.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group records its investments in other companies and Joint Ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the Joint Ventures under the line of credit agreements between the Company or one of its subsidiaries and the Joint Ventures are reflected based on the amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from the prime rate to the prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $155.3 million in funding of which $24.8 million in funding obligations remain at June 30, 1998. The Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
At June 30, 1998 and December 31, 1997, the Communications Group's unconsolidated investments in Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                                 YEAR          YEAR
                                                                                  OWNERSHIP     VENTURE     OPERATIONS
                                                             1998       1997          %         FORMED       COMMENCED
                                                           ---------  ---------  -----------  -----------  -------------
Name
CABLE TELEVISION
Kosmos TV, Moscow, Russia (1)............................  $     355  $    (123)         50%        1991          1992
Baltcom TV, Riga, Latvia.................................      5,096      6,093          50%        1991          1992
Ayety TV, Tbilisi, Georgia...............................      3,100      3,732          49%        1991          1993
Kamalak TV, Tashkent, Uzbekistan.........................      2,960      2,824          50%        1992          1993
Sun TV, Chisinau, Moldova................................      4,851      4,671          50%        1993          1994
Cosmos TV, Minsk, Belarus................................      2,734      2,135          50%        1993          1996
Alma TV, Almaty, Kazakstan...............................      4,282      2,597          50%        1994          1995
Teleplus, St. Petersburg, Russia (2).....................      1,330      1,093          45%        1996          1998
TV-21, Riga, Latvia......................................        459        458          48%        1996          1997
                                                           ---------  ---------
                                                              25,167     23,480
                                                           ---------  ---------
PAGING
Baltcom Plus, Riga, Latvia...............................        980      1,232          50%        1994          1995
Paging One, Tbilisi, Georgia.............................      1,036      1,037          45%        1993          1994
Raduga Poisk, Nizhny Novgorod, Russia....................        615        549          45%        1993          1994
PT Page, St. Petersburg, Russia..........................        932      1,006          40%        1994          1995
Paging Ajara, Batumi, Georgia............................        307        277          35%        1996          1997
Kazpage, Kazakstan (3)...................................        977        864       26-41%        1996          1997
Kamalak Paging, Tashkent, Uzbekistan.....................      2,541      2,243          50%        1992          1993
Alma Page, Almaty, Kazakstan.............................        653      1,936          50%        1994          1995
Mobile Telecom, Moscow, Russia (6).......................      7,500         --          50%
                                                           ---------  ---------
                                                              15,541      9,144
                                                           ---------  ---------
RADIO BROADCASTING
Eldoradio,St. Petersburg, Russia (4).....................         --        971          75%        1993          1995
Radio Nika, Socci, Russia................................        333        337          51%        1995          1995
AS Trio LSL, Tallinn, Estonia............................      1,903      1,593          49%        1997          1997
                                                           ---------  ---------
                                                               2,236      2,901
                                                           ---------  ---------
INTERNATIONAL TOLL CALLING
Telecom Georgia, Tbilisi, Georgia........................      5,114      6,080          30%        1994          1994
                                                           ---------  ---------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia......................................     10,879     11,996          21%        1996          1997
Magticom, Tbilisi, Georgia...............................     10,937      6,951          34%        1996          1997
                                                           ---------  ---------
                                                              21,816     18,947
                                                           ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)

                                                                                                 YEAR          YEAR
                                                                                  OWNERSHIP     VENTURE     OPERATIONS
                                                             1998       1997          %         FORMED       COMMENCED
                                                           ---------  ---------  -----------  -----------  -------------
TRUNKED MOBILE RADIO
Trunked mobile radio ventures............................      2,171      5,390
                                                           ---------  ---------
PRE-OPERATIONAL (5)
Telephony related ventures and equipment.................      9,003      9,003
Other....................................................     13,224     11,497
                                                           ---------  ---------
                                                              22,227     20,500
                                                           ---------  ---------
TOTAL....................................................  $  94,272  $  86,442
                                                           ---------  ---------
                                                           ---------  ---------

------------------------

(1) The Communications Group has a continuing obligation to fund Kosmos TV under its credit agreement.

(2) Included in Pre-operational at December 31, 1997.

(3) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interest in the paging Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%

(4) In November 1997, the Communications Group purchased an additional interest in Eldoradio, increasing its ownership to 75%.

(5) At June 30, 1998 and December 31, 1997 amounts for entities whose venture agreements are not yet finalized and amounts expended for equipment for future wireless local loop projects are included in Pre-operational Joint Ventures.

(6) In January 1998, the Communications Group signed a definitive agreement to purchase 50% of Mobile Telecom. The purchase closed during June 1998 at a price of $7.5 million plus two future contingent payments of $2.5 million each, to be adjusted up or down based on performance of the business. Simultaneously with the purchase of Mobile Telecom, the Company purchased a 50% interest in a paging distribution company for $500,000.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
Summarized combined financial information of Joint Ventures accounted for on a three-month lag under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
Assets:
  Current assets.......................................................................  $   32,013   $   30,563
  Investments in wireless systems and equipment........................................      97,750       84,875
  Other assets.........................................................................       7,463        9,758
                                                                                         ----------  ------------
    Total assets.......................................................................  $  137,226   $  125,196
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Joint Ventures' Deficit:
  Current liabilities..................................................................  $   31,803   $   28,280
  Amount payable under MITI credit facility............................................      57,355       50,692
  Other long-term liabilities..........................................................      67,983       49,232
                                                                                         ----------  ------------
                                                                                            157,141      128,204
  Joint Ventures' deficit..............................................................     (19,915)      (3,008)
                                                                                         ----------  ------------
    Total liabilities and Joint Ventures' deficit......................................  $  137,226   $  125,196
                                                                                         ----------  ------------
                                                                                         ----------  ------------

COMBINED STATEMENTS OF OPERATIONS

                                                                                               SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                          ---------------------
                                                                                             1998       1997
                                                                                          ----------  ---------
Revenue.................................................................................  $   46,102  $  31,847
Expenses:
  Cost of service.......................................................................      14,248      5,916
  Selling, general and administrative...................................................      24,858     14,367
  Depreciation and amortization.........................................................      12,418      5,432
  Other.................................................................................          22         --
                                                                                          ----------  ---------
    Total expenses......................................................................      51,546     25,715
                                                                                          ----------  ---------
Operating income (loss).................................................................      (5,444)     6,132
Interest expense........................................................................      (5,748)    (2,470)
Other loss..............................................................................      (1,524)    (1,282)
Foreign currency transactions...........................................................      (1,671)     1,061
                                                                                          ----------  ---------
Net income (loss).......................................................................  $  (14,387) $   3,441
                                                                                          ----------  ---------
                                                                                          ----------  ---------

Financial information for Joint Ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)
The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the six months ended June 30, 1998 and 1997 (in thousands, except subscribers):

                                                             SIX MONTHS ENDED JUNE 30, 1998
                           ---------------------------------------------------------------------------------------------------
                                                                                                        TRUNKED
                             CABLE                   RADIO            CELLULAR         INTERNATIONAL     MOBILE
                           TELEVISION   PAGING   BROADCASTING    TELECOMMUNICATIONS     TOLL CALLING     RADIO        TOTAL
                           ----------   -------  -------------   -------------------   --------------   --------   -----------
COMBINED
Revenues.................   $15,629     $ 8,982     $ 9,664            $ 8,850            $13,624       $ 4,980    $    61,729
Depreciation and
  amortization...........     6,155       1,493         681              4,724                915           961         14,929
Operating income (loss)
  before taxes...........    (3,370)     (5,032)         (6)            (4,641)             3,112        (1,784)       (11,721)
Interest income..........        13          14         165                  2                 14            29            237
Interest expense.........     2,499       1,012         268              2,983                231           217          7,210
Net income (loss)........    (6,229)     (7,678)     (1,310)            (8,065)             1,884        (2,079)       (23,477)

Assets...................    43,085      17,496      21,613             62,345             25,549        17,297        187,385
Capital expenditures.....     5,182         408         392             22,263              1,643         2,166         32,054
Contributions to Joint
  Ventures (2)...........     8,211      15,337       2,821              7,346                 --         3,442         37,157
Subscribers..............   269,017      73,399         n/a             36,381                n/a        15,954        394,751

CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES
Revenues.................   $ 1,576     $ 2,157     $ 8,694            $    --            $    --       $ 3,200    $    15,627(1)
Depreciation and
  amortization...........       666         774         590                 --                 --           481          2,511
Operating income (loss)
  before taxes...........    (1,084)     (5,151)        144                 --                 --          (186)        (6,277)(1)
Interest income..........        11          12         165                 --                 --            29            217
Interest expense.........       454         639         263                 --                 --           106          1,462
Net loss.................    (1,441)     (6,137)     (1,148)                --                 --          (364)        (9,090)(1)

Assets...................     8,537       8,413      20,674                 --                 --        12,535         50,159
Capital expenditures.....        55         318         355                 --                 --            --            728

UNCONSOLIDATED JOINT
  VENTURES
Revenues.................   $14,053     $ 6,825     $   970            $ 8,850            $13,624       $ 1,780    $    46,102
Depreciation and
  amortization...........     5,489         719          91              4,724                915           480         12,418
Operating income (loss)
  before taxes...........    (2,286)        119        (150)            (4,641)             3,112        (1,598)        (5,444)
Interest income..........         2           2          --                  2                 14            --             20
Interest expense.........     2,045         373           5              2,983                231           111          5,748
Net income (loss)........    (4,788)     (1,541)       (162)            (8,065)             1,884        (1,715)       (14,387)

Assets...................    34,548       9,083         939             62,345             25,549         4,762        137,226
Capital expenditures.....     5,127          90          37             22,263              1,643         2,166         31,326
Net investment in Joint
  Ventures...............    25,167      15,541       2,236             21,816              5,114         2,171         72,045
Equity in income (losses)
  of unconsolidated
  investees..............    (4,261)     (1,633)        (84)            (4,042)               565          (644)       (10,099)

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (continued)

                                                             SIX MONTHS ENDED JUNE 30, 1997
                           ---------------------------------------------------------------------------------------------------
                                                                                                        TRUNKED
                             CABLE                   RADIO            CELLULAR         INTERNATIONAL     MOBILE
                           TELEVISION   PAGING   BROADCASTING    TELECOMMUNICATIONS     TOLL CALLING     RADIO        TOTAL
                           ----------   -------  -------------   -------------------   --------------   --------   -----------
COMBINED
Revenues.................   $10,530     $ 6,170     $ 6,627            $   108            $15,009       $ 1,771    $    40,215
Depreciation and
  amortization...........     4,126         764         147                180                523           424          6,164
Operating income (loss)
  before taxes...........    (1,047)     (2,095)      1,378             (1,448)             9,689        (1,804)         4,673
Interest income..........         2           3          38                 --                  8            --             51
Interest expense.........     1,758         516         259                160                102           208          3,003
Net income (loss)........    (3,299)     (3,403)        761             (2,182)            11,142        (2,096)           923

Assets...................    36,098      15,373       5,467             18,102             22,617        10,851        108,508
Capital expenditures.....     4,563       1,878         290                 --              5,696            --         12,427
Contributions to Joint
  Ventures (2)...........    14,047       2,822       1,482              6,220                 --         2,575         27,146
Subscribers..............   147,671      53,416         n/a              2,150                n/a        10,659        213,896

CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES
Revenues.................   $ 1,079     $ 1,459     $ 5,830            $    --            $    --       $    --    $     8,368(1)
Depreciation and
  amortization...........       263         346         123                 --                 --            --            732
Operating income (loss)
  before taxes...........      (687)     (2,072)      1,300                 --                 --            --         (1,459)(1)
Interest income..........        --          --          38                 --                 --            --             38
Interest expense.........       206         121         206                 --                 --            --            533
Net income (loss)........      (761)     (2,457)        700                 --                 --            --         (2,518)(1)

Assets...................     6,616       5,073       4,591                 --                 --            --         16,280
Capital expenditures.....     1,097         658         163                 --                 --            --          1,918

UNCONSOLIDATED JOINT
  VENTURES
Revenues.................   $ 9,451     $ 4,711     $   797            $   108            $15,009       $ 1,771    $    31,847
Depreciation and
  amortization...........     3,863         418          24                180                523           424          5,432
Operating income (loss)
  before taxes...........      (360)        (23)         78             (1,448)             9,689        (1,804)         6,132
Interest income..........         2           3          --                 --                  8            --             13
Interest expense.........     1,552         395          53                160                102           208          2,470
Net income (loss)........    (2,538)       (946)         61             (2,182)            11,142        (2,096)         3,441

Assets...................    29,482      10,300         876             18,102             22,617        10,851         92,228
Capital expenditures.....     3,466       1,220         127                 --              5,696            --         10,509
Net investment in Joint
  Ventures...............    28,199      10,483         865             12,748              5,836         2,905         61,036
Equity in income (losses)
  of unconsolidated
  investees..............    (3,284)     (1,003)         80               (513)             3,343          (808)        (2,185)

------------------------------

(1) Does not reflect the Communications Group's and Protocall's headquarters' revenue and selling, general and administrative expenses for the six months ended June 30, 1998 and 1997, respectively.

(2) In the six months ended June 30, 1998 and June 30, 1997, the Communications Group made investments of $4,419,000 and $2,586,000 in Fixed Telephony, respectively.

In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid the outstanding amount of its debt to the Communications Group. The Company expects to record a gain on the sale.

In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At June 30, 1998 and December 31, 1997 the Company's investments, through its majority owned subsidiary Metromedia China Corporation, in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                             YEAR             YEAR
                                                                                            VENTURE        OPERATIONS
NAME                                               1998       1997        OWNERSHIP %       FORMED         COMMENCED
-----------------------------------------------  ---------  ---------  -----------------  -----------  ------------------

Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  ("Sichuan JV")...............................  $  17,309  $  10,946             92%           1996   Pre-Operational

Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  ("Chongqing JV").............................     13,185      7,425             92%           1997   Pre-Operational

Ningbo Ya Mei
  Telecommunications Co., Ltd.
  ("Ningbo JV")................................     29,220     27,480             70%           1996          1997
                                                 ---------  ---------

                                                 $  59,714  $  45,851
                                                 ---------  ---------
                                                 ---------  ---------

The Joint Ventures participate in project cooperation contracts with China United Telecommunications Incorporated ("China Unicom") that entitle the Joint Ventures to certain percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, Asia American Telecommunications, Inc. ("AAT"), a majority owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huangeng Technology Development Corp. ("CHTD") for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. ("Sichuan JV"). Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract provides for the establishment of a network of 50,000 local telephone lines in the Sichuan Province (the "Sichuan Network"), approximately 540 kilometers of secondary class fiber optical lines between Chengdu and Chongqing cities. This initial phase has a contractual term of twenty-five years. Subsequent phases are projected to expand the Sichuan Network to more than 1,000,000 lines of local telephone network and expand the intra-provincial long distance toll lines.

Under the STLF Contract, China Unicom will be responsible for the construction and operation of the Sichuan Network, while Sichuan JV will provide financing and consulting services for the project. Distributable Cash Flows, as defined in the STLF Contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV for a twenty-five year period. Sichuan JV holds title to all assets constructed, except for gateway switches and long distance transmission facilities. On the tenth anniversary of completion of the Sichuan Network's initial phase, the assets will transfer from Sichuan JV to China Unicom. The Joint Venture considers the costs of these fixed assets to be part of its contribution to the STLF Contract.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (continued)
The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT has made capital contributions to Sichuan JV of $11.4 million, representing 95% of the Sichuan JV's equity. CHTD is required to contribute $600,000, representing 5% of the Sichuan JV's equity. The remaining investment will be in the form of $17.5 million of loans from AAT and Northern Telecom Communications ("Nortel"), the manufacturer of the equipment for construction of the network. As of June 30, 1998, AAT had long-term loans to Sichuan JV in the amount of $6.7 million. These loans bear interest at 10.0% per annum. Ownership in the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD for assistance with operations in China. Under the contract, the Company is obligated to pay an annual fee of RMB $15.0 million (U.S.$1.8 million at June 30, 1998 exchange rates).

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

The total amount to be invested in Chongqing JV is $29.5 million with equity contributions from its shareholders amounting to $14.8 million. AAT is required to make capital contributions of $14.1 million representing 95% of the Chonqing JV's equity. CHTD is required to contribute $740,000 representing 5% of the Chongqing JV's equity. The remaining investment in Chongqing JV will be in the form of $14.7 million of loans from AAT and Nortel, the manufacturer of the equipment for construction of the network. Ownership in the Chongqing JV is 92% by AAT and 8% by CHTD.

(C) NINGBO JV

AAT entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. ("NUT") on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd. ("Ningbo JV"). Ningbo JV is engaged in the development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. This project entailed construction of a mobile communications network with a capacity for 50,000 subscribers. China Unicom is the operator of the network, and Ningbo JV provides financing and consulting services to China Unicom.

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

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (continued)
Under the terms of the Ningbo JV, AAT provided $8.3 million of capital contributions, representing 70% of Ningbo JV's equity. NUT provided $3.6 million of capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with AAT, manufacturers of the equipment for the project and banks in the amount of $17.8 million.

As of June 30, 1998, AAT had long-term loans to Ningbo JV in the amount of $20.1 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum.

On March 26, 1998 Ningbo JV and China Unicom signed a cooperation agreement for Phase 1 re-expansion of the network (the "Cooperation Agreement"). The re-expansion includes 35 new base stations (for a total of 100 base stations) and 25,000 new subscribers (for a total capacity of 75,000 subscribers). The feasibility study for the expansion was completed at March 6, 1998 and forecasts a total budget of approximately $17.0 million.

A second Ningbo Joint Venture, Ningbo Ya Lian Telecommunications Co., Ltd. ("Ningbo JV II"), has been established. The rights of Ningbo JV relating to the Phase I Re-expansion under the Cooperation Agreement have been assigned to Ningbo JV II pursuant to an Amendment Agreement dated July 8, 1998.

The following table represents summary financial information for the Joint Ventures and their related projects in China as of and for the six months ended June 30, 1998 (in thousands, except subscribers):

                                                    NINGBO  SICHUAN   CHONGQING
                                                      JV      JV         JV       TOTAL
                                                    ------  -------   ---------   ------
Revenues..........................................  $1,395  $   --     $   27     $1,422
Depreciation and amortization.....................   1,171      18         90      1,279
Operating income (loss)...........................     131    (321)      (418)      (608)
Interest income (expense), net....................  (1,142)     11          6     (1,125)
Net loss..........................................  (1,011)   (310)      (412)    (1,733)
Assets............................................  35,231  18,370     14,540     68,141
Net investment in project.........................  32,498  11,029      5,816     49,343
AAT equity in loss of Joint Ventures..............    (790)   (287)      (382)    (1,459)
Subscribers.......................................  26,242      --         --     26,242

Ningbo JV records revenue from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through March 31, 1998.

4. DISCONTINUED OPERATIONS

SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. (the "Landmark Sale") all of the assets of Landmark, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark Sale has been recorded as a discontinuance of a business segment in the accompanying consolidated financial statements.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

4. DISCONTINUED OPERATIONS (continued)
The gain on the Landmark sale reflected in the consolidated condensed statement of operations for the three and six months ended June 30, 1998, is as follows:

Net proceeds................................................  $57,298
Net assets of Landmark at November 12, 1997.................  (48,531)
Income taxes................................................   (3,500)
                                                              -------
  Gain on Landmark Sale.....................................  $ 5,267
                                                              -------
                                                              -------

The net assets of Landmark at December 31, 1997 and November 12, 1997, the date the Company adopted a plan to dispose of Landmark, were as follows (in thousands):

                                                    DECEMBER 31,   NOVEMBER 12,
                                                        1997           1997
                                                    ------------   ------------
Current assets....................................    $   793        $   906
Non-current assets................................     57,183         57,523
Current liabilities...............................     (6,286)        (4,738)
Non-current liabilities...........................     (4,922)        (5,160)
                                                    ------------   ------------
  Net assets......................................    $46,768        $48,531
                                                    ------------   ------------
                                                    ------------   ------------

Landmark's revenues and income (loss) from operations for the three and six months ended June 30, 1997, were $11.8 million and $28.8 million, respectively and ($651,000) and $699,000, respectively. Loss from operations for the three months ended June 30, 1997 includes income taxes of $10,000.

THE ENTERTAINMENT GROUP SALE

On July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group"). The Entertainment Group's revenues and loss from operations for the three and six months ended June 30, 1997 were $34.7 million and $62.3 million, respectively, and $25.3 million and $35.4 million, respectively. Loss from operations for the three and six months ended June 30, 1997 includes income taxes of $200,000 and $400,000, respectively.

5. EARNINGS PER SHARE OF COMMON STOCK

Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings per Share," specifies the computation, presentation and disclosure requirements for earning per share ("EPS"). All prior period EPS data has been restated to conform with SFAS 128. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

Basic EPS excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. For the three and six months ended June 30, 1998 and 1997 the Company had losses from continuing operations.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

5. EARNINGS PER SHARE OF COMMON STOCK (continued)
The Company had at June 30, 1998 and 1997, potentially dilutive shares of common stock of 19,072,000 and 10,120,000, respectively.

6. INVESTMENT IN RDM

In connection with the acquisition of The Actava Group, RDM Sports Group, Inc. ("RDM") was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995, the Company recorded its investment in RDM to reflect the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million.

On April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation. Since April 1, 1997, the Company recorded in its results of operations in 1997, a reduction in the carrying value of its investment in RDM of $18.0 million and its share of the expected net loss of RDM of $8.2 million.

On June 20, 1997, RDM entered into a $100.0 million revolving and term credit facility (the "RDM Credit Facility"). The RDM Credit Facility was guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder ( the "Lenders"), which was obtained for the account of Metromedia Company, and could not be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Credit Facility). In consideration of providing the letter of credit, Metromedia Company was granted warrants to purchase 3 million shares of RDM Common Stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants have a ten year term and are exercisable beginning September 19, 1997. In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia Company offered the Company the opportunity to substitute its letter of credit for Metromedia Company's letter of credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia Company's letter of credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such a payment. As a result of the foregoing, on August 22, 1997, the Lenders declared an Event of Default, as defined under the RDM Credit Facility, and accelerated all amounts outstanding under such facility. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have proceeded with the liquidation of their assets and properties and discontinued ongoing business operations. The Company does not currently anticipate that it will receive any distributions on account of its RDM common stock or the RDM Warrants. The Company recorded in its results of operations in 1997 a further reduction in the carrying value of RDM of $4.9 million and a loss of $15.0 million on the letter of credit.

After the commencement of RDM's and its affiliates' chapter 11 cases, the Lenders drew upon the entire amount of the letter of credit. Consequently, the Company will become subrogated to the Lenders' secured claims against the Company in an amount equal to the drawing under the letter of credit following payment in full of the Lenders. The Company intends to vigorously pursue its subrogation claims in the

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

6. INVESTMENT IN RDM (continued)
chapter 11 cases. However, it is uncertain what recovery the Company will obtain in respect of such subrogation claims.

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

7. LONG-TERM DEBT

As of June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Credit Agreement. The Company and AmSouth amended the Snapper Credit Agreement to provide for a reduction of the line of credit from $55.0 million to $51.0 million as of August 13, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998, however, based on the Company's expectations with complying with the financial covenants contained in the Snapper Credit Agreement, the Snapper Revolver has been classified as a current liability at June 30, 1998 in the accompanying consolidated condensed balance sheet.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

8. BUSINESS SEGMENT DATA

The business activities of the Company consist of two business segments and are set forth as of and for the six months ended June 30, 1998 and 1997 in the following table (in thousands):

                                                                1998      1997
                                                              --------  --------
COMMUNICATIONS GROUP CONSOLIDATED:
Revenues....................................................  $ 16,629  $  9,152
Depreciation and amortization...............................    (6,716)   (4,287)
Operating loss..............................................   (34,002)  (23,260)
Equity in losses of Joint Ventures..........................   (11,558)   (2,185)
Minority interest...........................................     3,467     2,627
Loss before income tax expense..............................   (36,744)  (19,615)

Assets at June 30, 1998 and December 31, 1997...............   378,568   346,437
Capital expenditures........................................  $  3,428  $  4,372
                                                              --------  --------
                                                              --------  --------
SNAPPER:
Revenues....................................................  $117,829  $101,823
Depreciation and amortization...............................    (3,722)   (3,804)
Operating loss..............................................    (3,118)   (1,460)
Loss before income tax expense..............................   (12,323)   (5,740)

Assets at June 30, 1998 and December 31, 1997...............   146,731   167,858
Capital expenditures........................................  $  1,850  $  3,245
                                                              --------  --------
                                                              --------  --------
OTHER:
Revenues....................................................  $     --  $     --
Depreciation and amortization...............................        (4)       (6)
Operating loss..............................................    (2,895)   (2,503)
Income (loss) before income tax expense.....................     4,545   (33,795)

Assets at June 30, 1998 and December 31, 1997, including
  discontinued operations and eliminations..................  $200,821  $274,977
                                                              --------  --------
                                                              --------  --------
CONSOLIDATED:
Revenues....................................................  $134,458  $110,975
Depreciation and amortization...............................   (10,442)   (8,097)
Operating loss..............................................   (40,015)  (27,223)
Equity in losses of Joint Ventures..........................   (11,558)   (2,185)
Minority Interest...........................................     5,485     2,627
Loss before income tax expense..............................   (44,522)  (59,150)

Assets at June 30, 1998 and December 31, 1997...............   726,120   789,272
Capital expenditures........................................  $  5,278  $  7,617
                                                              --------  --------
                                                              --------  --------

The revenues and assets by the Communications Group's lines of business are disclosed in notes 2 and 3.

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

9. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at June 30, 1998 and December 31, 1997 was $2.1 million and $2.6 million, respectively.

INVENTORIES

Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager inventories are calculated on the weighted-average method.

Inventories consist of the following as of June 30, 1998 and December 31, 1997 (in thousands):

                                                             1998     1997
                                                            -------  -------
Lawn and garden equipment:
  Raw materials...........................................  $ 8,723  $11,031
  Finished goods..........................................   62,369   84,523
                                                            -------  -------
                                                             71,092   95,554
  Less: LIFO reserve......................................    1,306    1,306
                                                            -------  -------
                                                             69,786   94,248
                                                            -------  -------
Telecommunications:
  Pagers..................................................      613    1,083
  Telephony...............................................      607      425
  Cable...................................................      369      680
                                                            -------  -------
                                                              1,589    2,188
                                                            -------  -------
                                                            $71,375  $96,436
                                                            -------  -------
                                                            -------  -------

STOCK OPTION PLANS

For the six months ended June 30, 1998, the Company has granted stock options and stock appreciation rights under the 1996 Metromedia International Group, Inc. Incentive Stock Plan, which has resulted in compensation expense of approximately $661,000 included in selling, general and administrative expenses.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense includes amortization of debt discount of $697,000 and $1.4 million for the three and six months ended June 30, 1997, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

10. ACCOUNTING PRONOUNCEMENTS (continued) years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

11. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union and China. These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by government bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

The Company may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Company's prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in communications businesses. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Company. Such legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. Similarly, Chinese law and regulation prohibit foreign companies or joint ventures in which they participate from providing telephony service to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result, the Communications Group affiliate that has invested in China structures its transactions so that the applicable joint venture is a provider of telephony equipment and technical support services as opposed to a direct provider of such services. In addition, there is no way of predicting whether additional foreign ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If foreign ownership limitations are enacted in any of the Communications Group's markets and the Communications

Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

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

                     METRODMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

11. CONTINGENCIES (continued)
dollar accounts to service their U.S. dollar denominated credit lines, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. One of the licenses held by the Communications Group has expired, although the Communications Group has been permitted to continue operations while the reissuance is pending. The Communications Group has applied for a renewal and expects a new license to be issued. Three other licenses held or used by the Communications Group will expire during 1998, including the license for Radio Juventus, the Company's radio operation in Hungary. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

In the case of the licenses other than Radio Juventus, the Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these three licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals. In the case of Radio Juventus, the Communications Group plans to cause the venture to participate in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Company believes that Radio Juventus' prospects for winning such tender, which will be determined by the strength of its bid in the tender, in comparison to the bids of other participants in the tender, are good, although there can be no assurance that Radio Juventus will win the tender.

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

Metromedia International Group, Inc. ("MMG or the "Company") is a global communications and media company engaged in the development and operation of a variety of communications businesses, including cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union (the "FSU") and the People's Republic of China ("China") and other selected emerging markets, through its Communications Group (the "Communications Group").

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

Investments in other companies, including the Communications Group's Joint Ventures which are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company accounts for its equity in earnings (losses) of the Joint Ventures in Eastern Europe and the FSU and the telephony networks of China Unicom on a three month lag.

The Company also owns Snapper, Inc. ("Snapper"), which is a wholly-owned subsidiary. Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. In addition, on April 16, 1998 the Company completed the sale of Landmark Theatre Group ("Landmark") and on July 10, 1997 the Company sold substantially all of its entertainment assets (the "Entertainment Group Sale"). Each transaction was recorded as a discontinuance of a business segment. See note 4 to the Notes to Consolidated Condensed Financial Statements.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (the "Bankruptcy Court"). On February 18, 1998 the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the Bankruptcy Court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. The Bankruptcy Court also ordered that the chapter 11 cases not convert to cases under chapter 7 of the Bankruptcy Code. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation. The chapter 11 trustee is in the process of selling all of RDM's assets to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
satisfy its obligations to its creditors and the Company believes that it will not be entitled to receive any distributions in respect of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 43.

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

The Company's financial statements consolidate the accounts and results of operations of 18 of the Communications Group's 47 operating Joint Ventures at June 30, 1998. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See notes 2 and 3 to the "Notes to Consolidated Condensed Financial Statements," of the Company for these Joint Ventures and their summary financial information.

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at June 30, 1998, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at June 30, 1998 (in thousands):

                                                                      AMOUNT
                                                                    CONTRIBUTED   AMOUNT LOANED      TOTAL
                                                                        TO             TO          INVESTMENT
                                                                       JOINT          JOINT         IN JOINT
                                                        COMPANY      VENTURE/       VENTURE/        VENTURE/
JOINT VENTURE (1)                                     OWNERSHIP %   SUBSIDIARY     SUBSIDIARY    SUBSIDIARY (8)
----------------------------------------------------  -----------   -----------   -------------  --------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)............        100%     $  2,405     $     6,403       $  8,808
Viginta (Vilnius, Lithuania) (2)....................         55%          397           2,740          3,137
Kosmos TV (Moscow, Russia)..........................         50%        1,093          11,493         12,586
Baltcom TV (Riga, Latvia)...........................         50%          819          12,012         12,831
Ayety TV (Tbilisi, Georgia).........................         49%          779           7,781          8,560
Kamalak TV (Tashkent, Uzbekistan)...................         50%          400           3,194          3,594
Sun TV (Chisinau, Moldova)..........................         50%          400           6,657          7,057
Alma TV (Almaty, Kazakstan).........................         50%          222           4,818          5,040
Cosmos TV (Minsk, Belarus)..........................         50%          400           3,793          4,193
Teleplus (St. Petersburg, Russia)...................         45%          990             531          1,521
                                                                    -----------   -------------  --------------
                                                                        7,905          59,422         67,327
                                                                    -----------   -------------  --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

                                                                      AMOUNT
                                                                    CONTRIBUTED   AMOUNT LOANED      TOTAL
                                                                        TO             TO          INVESTMENT
                                                                       JOINT          JOINT         IN JOINT
                                                        COMPANY      VENTURE/       VENTURE/        VENTURE/
JOINT VENTURE (1)                                     OWNERSHIP %   SUBSIDIARY     SUBSIDIARY    SUBSIDIARY (8)
----------------------------------------------------  -----------   -----------   -------------  --------------
PAGING
Baltcom Paging (Tallinn, Estonia) (2)...............         85%        3,715           2,447          6,162
CNM (Romania) (2)...................................         54%          490           6,098          6,588
Paging One Services (Austria) (2)...................        100%        1,036           9,220         10,256
Baltcom Plus (Riga, Latvia).........................         50%          250           3,088          3,338
Paging One (Tbilisi, Georgia).......................         45%          250           1,455          1,705
Raduga Poisk (Nizhny Novgorod, Russia)..............         45%          330              40            370
PT Page (St. Petersburg, Russia)....................         40%        1,100              25          1,125
Kazpage (Kazakstan) (9).............................      26-41%          521             753          1,274
Kamalak Paging (Tashkent, Samarkand, Bukhara and
  Andijan, Uzbekistan)..............................         50%          435           2,019          2,454
Alma Page (Almaty and Ust-Kamenogorsk, Kazakstan)...         50%           --           1,857          1,857
Paging Ajara (Batumi, Georgia)......................         35%           43             264            307
Mobile Telecom (Russia) (11)........................         50%        7,500              --          7,500
                                                                    -----------   -------------  --------------
                                                                       15,670          27,266         42,936
                                                                    -----------   -------------  --------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)..............        100%        8,107              --          8,107
SAC (Moscow, Russia) (2)............................         83%          631           2,454          3,085
Radio Skonto (Riga, Latvia) (2).....................         55%          302             266            568
Radio One (Prague, Czech Republic) (2)..............         80%          627             254            881
NewsTalk Radio (Berlin, Germany) (2)................         70%        2,758           2,931          5,689
Radio Vladivostok, (Vladivostok, Russia) (2)........         51%          260              41            301
Country Radio (Prague, Czech Republic) (2)..........         85%        2,040              --          2,040
Radio Georgia (Tbilisi, Georgia) (2)................         51%          255             198            453
Eldoradio (formerly Radio Katusha)(St. Petersburg,
  Russia) (2) (5)...................................         75%          464             794          1,258
Radio Nika (Socci, Russia)..........................         51%          260              65            325
AS Trio LSL (Tallinn, Estonia) (5)..................         49%        1,536             402          1,938
                                                                    -----------   -------------  --------------
                                                                       17,240           7,405         24,645
                                                                    -----------   -------------  --------------
INTERNATIONAL TOLL CALLING
Telecom Georgia (Tbilisi, Georgia)..................         30%        2,554              --          2,554
                                                                    -----------   -------------  --------------
TRUNKED MOBILE RADIO
Protocall Ventures, Ltd. (2) (3)....................         56%     $  2,550     $    13,734       $ 16,284
Spectrum (Kazakstan) (10)...........................         21%           30           1,163          1,193
                                                                    -----------   -------------  --------------
                                                                        2,580          14,897         17,477
                                                                    -----------   -------------  --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

                                                                      AMOUNT
                                                                    CONTRIBUTED   AMOUNT LOANED      TOTAL
                                                                        TO             TO          INVESTMENT
                                                                       JOINT          JOINT         IN JOINT
                                                        COMPANY      VENTURE/       VENTURE/        VENTURE/
JOINT VENTURE (1)                                     OWNERSHIP %   SUBSIDIARY     SUBSIDIARY    SUBSIDIARY (8)
----------------------------------------------------  -----------   -----------   -------------  --------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)................................         21%       13,441              --         13,441
Magticom (Tbilisi, Georgia).........................         34%       10,970              --         10,970
Ningbo Ya Mei Communications (Ningbo City, China)
  (6)...............................................         41%        9,530          21,876         31,406
                                                                    -----------   -------------  --------------
                                                                       33,941          21,876         55,817
                                                                    -----------   -------------  --------------
FIXED TELEPHONY (12)
Sichuan Tai Li Feng Telecommunications, Co. (Sichuan
  Province, China) (4) (7)..........................         54%       11,087           6,650         17,737
Chongqing Tai Le Feng Telecommunication, Co.
  (Chongqing City, China) (4) (7)...................         54%       13,581              --         13,581
Instaphone (Kazakstan)..............................         50%            4           1,226          1,230
                                                                    -----------   -------------  --------------
                                                                       24,672           7,876         32,548
                                                                    -----------   -------------  --------------
Total...............................................                 $104,562     $   138,742       $243,304
                                                                    -----------   -------------  --------------
                                                                    -----------   -------------  --------------

------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group owns its trunked mobile radio ventures through Protocall Ventures Limited, in which it has a 56% ownership interest. Through Protocall, the Communications Group owns interests in (i) Belgium Trunking (50%), which provides services in Brussels and Flanders, Belgium,
    (ii) Radiomovel Telecommunicacoes (36%), which provides services in Portugal, (iii) Teletrunk Spain (17-48% depending on the joint venture), which provides services through four Joint Ventures in Madrid, Valencia, Aragon and Catalonia, Spain and (iv) Spectrum (21%), which operates in Almaty and Aryran, Kazakstan. A portion of the Communications Group's interest in Spectrum is held directly. In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group retained Protocall Ventures Limited's interest in Spectrum. The Communications Group expects to record a gain on the sale.

(4) Pre-operational systems as of June 30, 1998.

(5) Eldoradio includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes four radio stations operating in various cities throughout Estonia. In April 1998, AS Trio LSL acquired 100% of B-3, which operates a radio station in Estonia, for $315,000.

(6) Ningbo Ya Mei Communications is participating in the build-out of an operational GSM system in Ningbo City, China, and providing financing technical assistance and consulting services to the systems operator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
(7) Sichuan Tai Li Feng Telecommunications, Co. and Chongqing Tai Le Feng Telecommunication, Co. are pre-operational Joint Ventures that are participating in the construction and development of a local telephone network in the Sichuan Province and the City of Chongqing, China.

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

(10) In April 1998, Spectrum and its shareholders, including the Communications Group, completed a transaction pursuant to which the European Bank for Reconstruction and Development ("EBRD") and the Fund New Europe ("FNE") purchased 30% and 3%, respectively, of the shares of Spectrum in return for making equity contributions to Spectrum of $181,800 and $18,200, respectively. In connection with such investment, the EBRD has agreed to make a loan of up to $2.0 million to Spectrum. In addition, the EBRD and FNE were provided the right to put their shares back to Spectrum at a price equal to four times earnings before interest, tax and depreciation for the year preceding the put, multiplied by a fraction, the numerator of which is the number of shares held by either the EBRD or FNE and the denominator of which is all issued shares. The put may be exercised at any time starting 6 years after the date of the transaction. As part of the Company's sale of Protocall Ventures Limited, in July 1998, the Company increased its ownership interest in Spectrum to 33%.

(11) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made on either February 14, 1999 and February 14, 2000, or on February 14, 2000 and February 14, 2001, as may be determined by the seller. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a pager distribution company for $500,000. These investments will be accounted for under the equity method and the Joint Venture's results of operations will be included with the Company's financial statement disclosures in the quarter ended September 30, 1998.

(12) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

The following table sets forth the operating results for the three and six months ended June 30, 1998 and 1997 of the Company's Communications Group and lawn and garden products segments.

                              SEGMENT INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                            THREE MONTHS   THREE MONTHS   SIX MONTHS   SIX MONTHS
                                                                ENDED          ENDED         ENDED        ENDED
                                                              JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                                                1998           1997          1998         1997
                                                            -------------  -------------  -----------  -----------
COMMUNICATIONS GROUP--CONSOLIDATED:
  Revenues................................................   $     7,667    $     3,977    $  16,629    $   9,152
  Cost of sales and operating expenses....................        (1,348)          (797)      (2,916)      (1,346)
  Selling, general and administrative.....................       (20,485)       (15,670)     (40,999)     (26,779)
  Depreciation and amortization...........................        (3,216)        (2,338)      (6,716)      (4,287)
                                                            -------------  -------------  -----------  -----------
    Operating loss........................................       (17,382)       (14,828)     (34,002)     (23,260)
  Equity in losses of Joint Ventures......................        (4,045)          (587)     (11,558)      (2,185)
  Minority interest.......................................         3,446          1,387        5,485        2,627
                                                            -------------  -------------  -----------  -----------
                                                                 (17,981)       (14,028)     (40,075)     (22,818)
SNAPPER:
  Revenues................................................        66,572         48,023      117,829      101,823
  Cost of sales and operating expenses....................       (47,768)       (30,690)     (83,517)     (68,136)
  Selling, general and administrative.....................       (20,878)       (16,388)     (33,708)     (31,343)
  Depreciation and amortization...........................        (1,908)        (1,897)      (3,722)      (3,804)
                                                            -------------  -------------  -----------  -----------
    Operating loss........................................        (3,982)          (952)      (3,118)      (1,460)
CORPORATE HEADQUARTERS AND ELIMINATIONS:
  Revenues................................................            --             --           --           --
  Cost of sales and operating expenses....................            --             --           --           --
  Selling, general and administrative.....................        (1,602)        (1,276)      (2,891)      (2,497)
  Depreciation and amortization...........................            (3)            (3)          (4)          (6)
                                                            -------------  -------------  -----------  -----------
    Operating loss........................................        (1,605)        (1,279)      (2,895)      (2,503)
CONSOLIDATED--CONTINUING OPERATIONS:
  Revenues................................................        74,239         52,000      134,458      110,975
  Cost of sales and operating expenses....................       (49,116)       (31,487)     (86,433)     (69,482)
  Selling, general and administrative.....................       (42,965)       (33,334)     (77,598)     (60,619)
  Depreciation and amortization...........................        (5,127)        (4,238)     (10,442)      (8,097)
                                                            -------------  -------------  -----------  -----------
    Operating loss........................................       (22,969)       (17,059)     (40,015)     (27,223)
Interest expense..........................................        (4,557)        (6,456)      (9,560)     (12,048)
Interest income...........................................         6,079          2,094       11,126        4,801
Income tax expense........................................          (143)          (215)        (630)        (313)
Equity in losses of Joint Ventures........................        (4,045)          (587)     (11,558)      (2,185)
Equity in losses of and writedown of investment in RDM
  Sports Group, Inc.......................................            --        (25,122)          --      (25,122)
Minority interest.........................................         3,446          1,387        5,485        2,627
Discontinued operations...................................         5,267        (25,914)       5,267      (34,667)
Extraordinary item........................................            --         (1,094)          --       (1,094)
                                                            -------------  -------------  -----------  -----------
Net loss..................................................   $   (16,922)   $   (72,966)   $ (39,885)   $ (95,224)
                                                            -------------  -------------  -----------  -----------
                                                            -------------  -------------  -----------  -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
MMG CONSOLIDATED--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

Net loss decreased to $16.9 million for the three months ended June 30, 1998, from $73.0 million for the three months ended June 30, 1997. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million. The net loss for 1997 includes losses from discontinued operations relating to the Entertainment Group and the Landmark Theatre Group of $25.9 million, a writedown of $18.0 million of the Company's investment in RDM Sports Group, Inc. ("RDM"), equity in losses of RDM of $7.2 million and an extraordinary loss relating to the early extinguishment of debt by RDM of $1.1 million.

Operating loss increased to $23.0 million for the three months ended June 30, 1998, from $17.1 million for the three months ended June 30, 1997. The increase in operating loss reflects an increase in operating losses at Snapper and increases in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe, the FSU and China.

Interest expense decreased $1.9 million to $4.6 million for the three months ended June 30, 1998. The decrease in interest expense was due to the repayment of debt at corporate headquarters in March and August 1997, partially offset by an increase in borrowings at Snapper.

Interest income increased $4.0 million to $6.1 million for the three months ended June 30, 1998, principally from funds invested at corporate headquarters due to cash from the Preferred Stock offering in September 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

Net loss decreased to $39.9 million for the six months ended June 30, 1998, from $95.2 million for the six months ended June 30, 1997. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million. The net loss for 1997 includes losses from discontinued operations relating to the Entertainment Group and the Landmark Theatre Group of $34.7 million, a writedown of $18.0 million of the Company's investment in RDM, equity in losses of RDM of $7.2 million and an extraordinary loss relating to the early extinguishment of debt by RDM of $1.1 million.

Operating loss increased to $40.0 million for the six months ended June 30, 1998, from $27.2 million for the six months ended June 30, 1997. The increase in operating loss reflects an increase in operating losses at Snapper, six months of operations in 1998 as compared to four months of operations in 1997 for the Communications Group's Joint Ventures in China and an increase in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe and the FSU.

Interest expense decreased $2.5 million to $9.6 million for the six months ended June 30, 1998. The decrease in interest expense was due to the repayment of debt at corporate headquarters in March and August 1997, partially offset by an increase in borrowings at Snapper.

Interest income increased $6.3 million to $11.1 million, principally from funds invested at corporate headquarters due to the cash from the Preferred Stock offering in September 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
THE COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

Revenues increased to $7.7 million for the three months ended June 30, 1998 from $4.0 million for the three months ended June 30, 1997. The growth in revenue of the consolidated Joint Ventures has resulted primarily from trunked mobile radio operations in Portugal and Spain, the increase in radio operations in Russia, the increase in cable operations in Romania, and the increase in paging operations in Austria. Trunked mobile radio operations were first consolidated upon the purchase of an additional interest in operations in Portugal during the fourth quarter of 1997 and increased through the purchase of an additional interest in operations in Spain during the first quarter of 1998. The revenue from trunked mobile radio operations was $1.4 million in the three months ended June 30, 1998. Revenues from radio broadcasting operations in Russia increased to $1.8 million from $729,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues from cable television operations in Romania increased to $702,000 from $198,000 for the three months ended June 30, 1998 and 1997, respectively. Revenues from paging operations in Austria increased by $273,000 from the second quarter of 1997 to the second quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $4.8 million or 31% for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. In addition, increased staffing has been necessary at the radio broadcasting stations, cable television operations and paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.2 million from $2.3 million. The increase is primarily the result of the increased number of consolidated joint ventures with depreciable fixed assets.

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in the second quarter of 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe, the FSU and telephony networks in China for the three months ended March 31, 1998 and 1997, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
EASTERN EUROPE AND THE REPUBLIC OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $23.0 million in the second quarter of 1998, compared to $17.5 million in the second quarter of 1997. The Communications Group recognized equity in losses of its Joint Ventures of approximately $3.4 million in the second quarter of 1998, compared to $587,000 in the second quarter of 1997.

The increase in equity in the losses of the Joint Ventures of $2.8 million from the three months ended June 30, 1997 to the three months ended June 30, 1998, is primarily attributable to (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $1.6 million, (ii) decreased equity income of the international toll calling venture in Georgia of $1.7 million, and (iii) partially offset by $371,000 decreased loss from paging operations in Kazakstan.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China, amounted to $626,000 in the second quarter of 1998. The loss is attributable principally to the Communications Group's Ningbo JV, which commenced operations in May 1997.

MINORITY INTEREST

Losses allocable to minority interests increased to $3.4 million in the second quarter of 1998 from $1.4 million in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

Revenues increased to $16.6 million for the six months ended June 30, 1998 from $9.2 million for the six months ended June 30, 1997. The growth in revenue of the consolidated Joint Ventures has resulted primarily from trunked mobile radio operations in Portugal and Spain, the increase in radio operations in Russia, the increase in cable operations in Romania, and the increase in paging operations in Austria. Trunked mobile radio operations were first consolidated upon the purchase of an additional interest in operations in Portugal during the fourth quarter of 1997 and increased through the purchase of an additional interest in operations in Spain during the first quarter of 1998. The revenue from trunked mobile radio operations was $3.2 million in the first six months of 1998. Revenues from radio broadcasting operations in Russia increased to $3.6 million from $1.4 million for the six months ended June 30, 1998 and 1997, respectively. Revenues from cable television operations in Romania increased to $1.3 million from $230,000 for the six months ended June 30, 1998 and 1997, respectively. Revenues from paging operations in Austria increased by $450,000 from the first half of 1997 to the first half of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $14.2 million or 53% for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. In addition, increased staffing has been necessary at the radio broadcasting stations, cable television operations and paging operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $6.7 million from $4.3 million. The increase is primarily the result of the increased number of consolidated joint ventures with depreciable fixed assets.

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in the first half of 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe and the FSU and telephony networks in China for the six months ended March 31, 1998 and 1997, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $46.1 million in the first six months of 1998, compared to $31.8 million in the first six months of 1997. The Communications Group recognized equity in losses of its Joint Ventures of approximately $10.1 million in the first half of 1998, compared to $2.2 million in the first half of 1997.

The increase in equity in the losses of the Joint Ventures of $7.9 million from the six months ended June 30, 1997 to the six months ended June 30, 1998 is primarily attributable to (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $3.0 million, (ii) decreased equity income of the international toll calling venture in Georgia of $2.8 million, (iii) increased losses of $908,000 from the cable operation in Moscow, (iv) increased losses of $670,000 from the cable operations in Georgia, and (v) increased losses of $563,000 from the GSM venture in Latvia.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China, amounted to $1.5 million in 1998. The loss is attributable principally to the Communications Group's Ningbo JV, which commenced operations in May 1997.

MINORITY INTEREST

Losses allocable to minority interests increased to $5.5 million in the first half of 1998 from $2.6 million in the first half of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

ANALYSIS OF COMBINED RESULTS OF OPERATIONS

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Company is providing as supplemental information the following analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated Joint Ventures in Eastern Europe and the FSU. The Company believes that an analysis of combined operating results provides a meaningful presentation of the performance of its investments. Such combined operating results are provided as a supplement, and not as a substitute, for the consolidated financial statements set forth elsewhere herein. Note 2 to the Consolidated Condensed Financial Statements provides a listing of the Company's ownership percentages in each of its unconsolidated Joint Ventures.

Total revenues for the Communications Group's cable television, paging, radio broadcasting, cellular telecommunications, international toll calling and trunked mobile radio businesses were $61.7 million and $40.2 million in the first six months of 1998 and 1997, respectively. The percentage increase in revenues was 53%. Combined operating income (loss) for all of the Communication Group's businesses were ($11.7) million and $4.7 million in the first six months of 1998 and 1997, respectively.

Cable television revenues were $15.6 million and $10.5 million in the first half of 1998 and 1997, respectively, an increase of 49%. Total subscribers increased from 147,671 at June 30, 1997 to 269,017 at June 30, 1998. Combined operating losses for cable television were $3.4 million and $1.0 million in the first six months of 1998 and 1997, respectively. Included in operating losses in the first half of 1998 and 1997 were depreciation and amortization charges of $6.2 million and $4.1 million, respectively. The increase in these charges is attributable to the amortization of goodwill in connection with acquisitions in Moldova and Romania.

Subscriber growth and revenue increases from cable television were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package, coupled with acquisitions of systems in Moldova and Romania. The increase in operating loss in the first six months of 1998 as compared to the first six months of 1997 was primarily attributable to operating losses at Joint Ventures that recently became operational in St. Petersburg and Romania, as well as additional marketing and programming costs incurred at operations in Moscow and Latvia, respectively. In addition, the Communications Group's operations in Georgia and Latvia have experienced increased competition which has adversely affected operating results in the first half of 1998. The Communications Group is intentionally slowing the growth in its Belarus Joint Venture as a result of new regulations instituted by various governmental ministries which may adversely affect the operations of the Joint Venture.

Paging revenues were $9.0 million in the first six months of 1998 and $6.2 million in the first six months of 1997. This represents an increase of 45%. Total subscribers increased from 53,416 at June 30, 1997 to 73,399 at June 30, 1998. Combined operating losses for paging were $5.0 million and $2.1 in the first half of 1998 and the first half of 1997, respectively. Included in operating losses in the first six months of 1998 and 1997 were depreciation and amortization charges of $1.5 million and $764,000, respectively.

During the first six months of 1998, revenue growth was primarily attributable to increases of approximately $1.4 million, $589,000, $450,000, and $402,000 at paging operations in Kazakstan, Nizhny Novgorod, Russia, Vienna, Austria, and St. Petersburg, Russia, respectively. The operating loss in the first half of 1998 was primarily comprised of operating losses of $2.9 million, $1.4 million, and $749,000 at

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
paging operations in Austria, Romania, and Estonia, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce Calling Party Pays service. Calling Party Pays service is designed to reach a younger demographic group providing a significantly larger potential subscriber base. The joint venture receives a fee from the local telephone operator for each call made to the pager.

Radio broadcasting revenues were $9.7 million in the first six months of 1998 and $6.6 million in the first six months of 1997, an increase of 45%. Combined operating income from radio broadcasting was at break-even and $1.4 million in the first half of 1998 and the first half of 1997, respectively. Included in operating income in the first half of 1998 and 1997 were depreciation and amortization charges of $681,000 and $147,000, respectively.

The revenue growth is due to increases in the number of advertising spots sold and increases in the price of the advertising spots. The ability to sell additional spots at a higher rate is dependent on an increase in audience ratings. The Company has increased its audience share through the use of market research to determine programming formats and marketing strategies, including employing U.S. trained sales managers.

For the six months ended June 30, 1998, operating income includes a loss of $2.1 million attributable to increased programming and other expenses associated with the News Talk format at the radio station in Berlin, which was acquired during the third quarter of 1997. Although the operating results for the first half of 1998 were adversely affected by the operating loss of the Communications Group's radio station in Berlin, the operating results of its other radio stations generally improved. The News Talk format has more start-up costs than traditional music radio stations, however, the Communications Group expects to achieve its targeted rate of return through its future operation of the radio station.

Telephony revenues were $27.5 million in the first half of 1998 and $16.9 million in the first half of 1997. This represents an increase of 63%. Total subscribers increased from 12,809 in the first six months of 1997 to 52,335 in the first six months of 1998. International toll calling revenues were $13.6 million in the first half of 1998 compared to $15.0 million in the first half of 1997. Trunked mobile radio revenues were $5.0 million and $1.8 million in the first six months of 1998 and the first six months of 1997, respectively. Cellular telecommunications revenues were $8.9 million in the first half of 1998 versus $108,000 in the first half of 1997.

Combined operating income (loss) for telephony was ($3.3) million and $6.4 million in the first half of 1998 and in the first half of 1997, respectively. Included in operating income (loss) in the first six months of 1998 and of 1997 were depreciation and amortization charges of $6.6 million and $1.1 million, respectively. Operating income from international toll calling operations was $3.1 million and $9.7 million in the first half of 1998 and in the first half of 1997, respectively. Trunked mobile radio's operating losses were $1.8 million in both the first six months of 1998 and 1997, and the operating losses for cellular telecommunications were $4.6 million and $1.4 million in the first half of 1998 and 1997, respectively.

International toll calling revenue is generated at the joint venture in Tblisi, Georgia, which handles all international calls inbound to and outbound from the Republic of Georgia. Although minutes of use increased during the first half of 1998 as compared to the first half of 1997, revenue and operating income in the first half of 1998 decreased due to the change in the incoming and outgoing mix in telephone traffic and the contractual reductions in termination accounting rates in its international settlement agreements for traffic with its overseas carriers. In addition, payments made to local carriers for call terminations increased during 1998. Operating income in the first six months of 1997 included the impact of favorable settlements, of approximately $2.0 million, with international carriers for costs related to 1996 call

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
revenues. Increased trunked mobile radio revenue was primarily due to an increase of approximately $1.4 million realized at the Portugal operations. The operating loss for cellular telecommunications reflects the operating results of its operations in Latvia and Georgia, which commenced operations in April 1997 and September 1997, respectively. The Communications Group expects these start-up operations to incur losses for the near term.

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

SNAPPER--RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997.

REVENUES

Snapper's second quarter sales in 1998 were $66.6 million compared to $48.0 million in 1997. Sales of lawn and garden equipment contributed to the majority of the revenues during both periods. Sales were lower in 1997 due to unseasonably cool weather during April and May, as well as $6.3 million of sales reductions during 1997 due to repurchases of certain distributor inventory.

Gross profit in the second quarter of 1998 was $18.8 million compared to $17.3 million in 1997. The lower gross profit in 1997 was caused by lower sales noted above. The lower gross profit margin in 1998 was due to sales of older equipment during the quarter at special pricing to help eliminate older inventory acquired in the distributor inventory repurchases during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $20.9 million in 1998, compared to $16.4 million in 1997. The 1998 period expenses were higher due to $3.1 million of advertising, which in 1997 was principally incurred in the third quarter. In addition, the 1998 shipping and distribution expense for the period was up $1.3 million due to increased sales as well as additional distribution facilities in Nevada and Georgia that were not reflected in the 1997 period expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization charges were $1.9 million in 1998 and 1997. Depreciation and amortization reflects the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
OPERATING LOSS

In 1998, Snapper had an operating loss of $4.0 million, compared to an operating loss of $1.0 million during 1997. The 1998 operating loss was the result of higher advertising and distribution costs as noted above, as well as selling principally older equipment repurchases at lower profit margins. The 1997 operating loss was principally the result of unseasonably cool weather during the first two months of the period and the repurchase of finished goods from distributors during the period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

REVENUES

For the six months ending June 30, 1998, Snapper's sales were $117.8 million, compared to $101.8 million for the same period in 1997. Sales of lawn and garden equipment contributed to the majority of the revenues during both periods. Sales were lower in 1997 due to unseasonably cool weather during April and May, as well as $6.3 million of sales reductions in 1997 due to repurchases of certain distributor inventory.

Gross profit during the period were $34.3 million and $33.7 million for 1998 and 1997, respectively. The 1998 period gross profit percentage was lower due to sales of older equipment at discounted pricing to eliminate older inventory acquired in the distributor inventory repurchases during 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 1998 and 1997 were $33.7 and $31.3 million, respectively. The 1998 advertising and distribution expenses were higher than in 1997 due to timing of the advertising costs as discussed above and higher sales in 1998. In addition to normal selling, general and administrative expenses, the 1997 period expenses reflect inventory repurchase expenditures related to two large distributorship repurchases during the second quarter.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization charges for the period were $3.7 million and $3.8 million for 1998 and 1997, respectively. Depreciation and amortization reflects the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

OPERATING LOSS

Snapper had an operating loss of $3.1 million in 1998 and $1.5 million in 1997. The 1998 operating loss was the result of higher advertising and distribution costs as noted above as well as sales of older equipment repurchased in 1997 at lower gross profit margins. The 1997 operating loss was the result of unseasonably cool weather during April and May and the acquisition of the distributorship inventory during the period.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to the Company and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7% Cumulative Convertible Preferred Stock ("Preferred Stock") in either cash or Common Stock. If the Company were to elect to pay the dividend in cash, the annual cash requirement would be $15.0 million. On March 15 and June 15, 1998 the Company paid the quarterly dividend on the Preferred Stock in cash.

Since each of the Communications Group's Joint Ventures operates businesses, such as cable television, fixed telephony, paging and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its on-going working capital requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1998.

Management believes that its long-term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

As the Communications Group is in the early stages of development, the Company expects to generate significant consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

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

The ability of the Communications Group and its Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the FSU and China. These include matters arising out of government policies, economic conditions, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

For the six months ended June 30, 1998, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing intercompany loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
Until the Communications Groups' operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its Joint Ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's Joint Ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and will be able to attract its own financing from third parties. There can be no assurance, however, that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group will continue to depend upon the Company for its financing needs.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The cable television, paging, fixed wireless local loop telephony, GSM and international toll calling businesses in the aggregate are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of its GSM Joint Ventures. The Communications Group's Joint Venture agreements generally provide for the initial contribution of cash or assets by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the applicable Joint Venture agreement.

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

As part of the financing, the EBRD was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization ("EBITDA"), not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including MITI, pledged their respective shares to the EBRD as security for repayment of the loan. Under the EBRD agreements, amounts payable to the Communications Group are subordinated to amounts payable to the EBRD.

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. ("Motorola") pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to an amount equal to $15.0 million. Interest on the financed amount accrues at 6-month LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%. The Company has guaranteed Magticom's repayment obligation to Motorola, under such amendment to Motorola.

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owned to such partners is subordinated to Motorola.

In January 1998, the Communications Group entered into a loan agreement with DSC Finance Corporation ("DSC") pursuant to which DSC agreed to finance 50% of the equipment it provides to the Communications Group up to $35.0 million. In June 1998, the Company agreed to guarantee the Communications Group's obligation to repay DSC under such loan agreement.

In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 1998, the Communications Group was committed to provide funding under the various charter fund agreements and credit lines in an aggregate amount of approximately $155.3 million, of which $24.8 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. To the extent that the Communications Group does not approve a Joint Venture's business plan, the Communications Group is not required to provide funds to the Joint Venture under the credit line.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, their ability to control operating expenses and the sale of commercial advertising time. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and by offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or will return capital at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)

CHINA

The Sichuan JV is a party to a Network System Cooperation Contract dated May 1996, with China Unicom (the "Sichuan Network System Cooperation Contract"). The Chongqing JV subsequently assumed certain obligations and rights associated with the Network Systems Cooperation Contract through a contract executed between the Sichuan JV and Chongqing JV. The Sichuan Network System Cooperation Contract provides for a 25-year period of cooperation between the Sichuan JV and the Chongqing JV and China Unicom for the development of a local telephone network (the "PSTN Network") in the Sichuan Province (such project is referred to herein as the "Sichuan Project") with an initial capacity of 50,000 lines ("Phase 1") and with China Unicom projecting growth of up to 1,000,000 lines in the Sichuan Province within the next five years ("Phase 2"). In accordance with the terms of the Sichuan Network System Cooperation Contract, the Sichuan JV and the Chongqing JV are responsible for providing the initial capital to develop Phase 1 of the PSTN Network (including payments for import equipment) while China Unicom is responsible for the construction of Phase 1 and the operation, management and maintenance of the PSTN Network in the Sichuan Province and the City of Chongqing. The Sichuan JV and the Chongqing JV will provide financing, consulting and management support services to China Unicom for the construction and operation of the PSTN Network in exchange for a service and support fee equal to 78% of distributable cash flow from the PSTN Network for a 25-year period for each phase of the PSTN Network developed, payable semi-annually.

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

On March 26, 1998 Ningbo JV and China Unicom signed a co-operation agreement for Phase 1 re-expansion of the network. The re-expansion includes 35 new base stations (total of 100 base stations) and 25,000 new subscribers (total capacity of 75,000 subscribers). The feasibility study for the expansion was completed at March 6, 1998 and forecast a total budget of approximately $17.0 million.

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

On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The amended Snapper Revolver bears interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%), and matures on January 1, 2000. The Snapper Revolver continues to be guaranteed by the Company, as well as by John W. Kluge, the Company's Chairman of the Board, and Stuart Subotnick, the Company's Vice-Chairman, President and Chief Executive Officer, up to $10.0 million. The Snapper Credit Agreement, as amended, continues to contain certain financial covenants regarding minimum tangible net worth and satisfying certain quarterly cash flow requirements.

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

At June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for a reduction of the line of credit from $55.0 million to $51.0 million, as of August 11, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998, however, based on the Company's expectations with complying with the financial covenants contained in the Snapper Credit Agreement, the Snapper Revolver has been classified as a current liability at June 30, 1998 in the accompanying consolidated condensed balance sheet.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 1998, noncancellable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to both the distributor and to Snapper. However, Snapper is obligated to repurchase any new and used equipment recovered from the dealer. At June 30, 1998, there was approximately $89.1 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Revolver and, on an as needed basis, short-term working capital funding from the Company will provide sufficient funds for Snapper to meet its obligations and capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
YEAR 2000 SYSTEM MODIFICATIONS

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

MMG CONSOLIDATED

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the six months ended June 30, 1998 was $19.3 million, a decrease in cash used in operating activities of $21.0 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, depreciation, amortization, equity in losses of joint ventures and investees, and losses allocable to minority interests. Excluding discontinued operations, non-cash items decreased $19.2 million from $36.4 million to $17.2 million for the six months ended June 30, 1997 and 1998, respectively. The decrease relates principally to equity losses allocable to RDM of $26.2 million, partially offset by the increase in equity losses of the Communications Group's Joint Ventures of $9.4 million. Changes in operating assets and liabilities, net of the effect of acquisitions, increased cash flows for the six months ended June 30, 1998 by $8.6 million and decreased cash flows by $16.2 million, for the six months ended June 30, 1997.

The increase in cash flows for the six months ended June 30, 1998 resulted from the Company's decision to significantly decrease its production of inventory at Snapper in the current year partially offset by increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of joint ventures.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities was $111.6 million for the six months ended June 30, 1998 as compared to cash used in investing activities of $42.3 million for the six months ended June 30, 1997. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $100.0 million and the net proceeds of $57.3 million from the sale of Landmark. The principal uses of funds for the six months ended June 30, 1998 were investments in and advances to Joint Ventures of $34.6 million, acquisitions by the Communications Group of $6.9 million and additions to property, plant and equipment of $5.3 million. The principal uses of funds for the six months ended June 30, 1997 were investments in and advances to Joint Ventures of $20.6 million, acquisitions by the Communications Group of $8.1 million and additions to property, plant and equipment of $7.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (continued)
CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $19.0 million, for the six months ended June 30, 1998 as compared to cash provided by financing activities of $3.5 million, for the six months ended June 30, 1997. Funds used in financing activities in 1998 were for the Preferred Stock dividend of $7.5 million and the repayment of debt of $16.9 million, principally the Snapper Revolver, which was partially offset by proceeds of $5.3 million from the exercise of stock options. Funds provided by financing were from borrowings under the Snapper Revolver of $19.6 million and proceeds of $797,000 from the exercise of stock options, partially offset by the repayment of debt of $16.8 million, of which $15.0 million was the repayment of the 9 7/8% debentures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company will be required to provide both quantitative and qualitative disclosures about market risk in its December 31, 1998 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and laws, rules and regulations, particularly in Eastern Europe and the FSU, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. The Company does not undertake, and specifically declines, any obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1997 is as follows:

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION,   Del. Ch., Consolidated
C.A. No. 11974. Plaintiff Virginia Abrams filed this purported class and derivative action in the Delaware Court of Chancery (the "Court") on February 22, 1991 against Fuqua, Intermark, Inc. ("Intermark"), the then-current directors of Fuqua and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua and Intermark in the absence of approval by a majority of Fuqua's disinterested shareholders. Subsequently, two similar actions, styled BEHRENS V. FUQUA INDUSTRIES, INC. ET AL. Del. Ch., C.A. No. 11988 and FREBERG V. FUQUA INDUSTRIES, INC. ET AL, Del. Ch., CA. No.11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

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

On March 9, 1998, defendants Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company filed its answer the same day, submitting itself to the jurisdiction of the Court for a proper resolution of the claims purported to be set forth by the plaintiffs. On March 10, 1998, defendant J.B. Fuqua filed his answer denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The parties are currently engaged in discovery.

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, a purported class action lawsuit, SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company ("Goldwyn"). Goldwyn's directors and majority shareholder breached their fiduciary duties to the public shareholders of Goldwyn. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. Following settlement discussions, the plaintiff agreed with defendants to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment is to constitute a complete and final satisfaction of the claims asserted by plaintiff and a plaintiff class certified solely for the purposes of the settlement. The proposed settlement was preliminarily approved by the court on July 27, 1998 and members of the plaintiff class are being notified of the settlement. The court will hold a further hearing on October 8, 1998 to determine finally the fairness, reasonableness and adequacy of the settlement.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of Goldwyn, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust (the "Trust") to enter into various agreements in connection with the Goldwyn Merger; breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and is using, without permission, the "Samuel Goldwyn" trademark. The complaint also alleges that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. The Company had demurred on the plaintiff's complaint. The parties are currently engaged in discovery. The Company believes it has meritorious defenses and is vigorously defending such action.

SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE,
  STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ET AL.

On June 30, 1997, the plaintiffs in SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court of the State of California alleging $28.7 million in damages from the breach of an agreement to pay a finder's fee in connection with the Entertainment Group Sale. The Company believes it has meritorious defenses and is vigorously defending such action. Item 1. Legal Proceedings (continued)

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES,
  INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, Anthony Nicholas Georgiou, et al. v. Mobil Exploration and Producing Services, Inc., Metromedia International Telecommunications, Inc., et al., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that MITI conspired against and tortiously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 MITI filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The parties are currently engaged in discovery. The Company believes it has meritorious defenses and is vigorously defending this action.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for a reduction of the line of credit from $55.0 million to $51.0 million, as of August 13, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998, however, based on the Company's expectations with complying with the financial covenants contained in the Snapper Credit Agreement, the Snapper Revolver has been classified as a current liability at June 30, 1998 in the accompanying consolidated condensed balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Stockholders held on May 13, 1998, the stockholders of the Company were asked to consider and vote on the following matters: (i) the election of four members to the Company's Board of Directors to serve as Class III Directors for three year terms ending in the year 2001; (ii) the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1998; and (iii) a proposal submitted by a stockholder of the Company to amend the Company's certificate of incorporation to allow stockholders of the Company to take action by written consent and to call special meetings (the "Stockholder Proposal").

At such meeting, a majority of the Company's stockholders voted to approve the election of Clark A. Johnson, Carl E. Sanders, Silvia Kessel and Arnold L. Wadler as Class III Directors for three year terms ending in the year 2001, the ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent accountants for the year ending December 31, 1998 and did not approve the Stockholder Proposal.

The following is a summary of the voting results with respect to each of the proposals:

           PROPOSAL                                     FOR         WITHHELD
           ---------------------------------------  ------------  ------------
1.         The Election of Class III Directors
           Name
           ---------------------------------------
           Clark A. Johnson                           58,446,393      109,807
           Carl E. Sanders                            58,432,044      124,156
           Silvia Kessel                              58,442,154      114,046
           Arnold L. Wadler                           58,443,353      112,847

                                                                                                              BROKER
                                                                       FOR         AGAINST      ABSTAIN     NON-VOTES
                                                                   ------------  ------------  ----------  ------------
2.         Ratification of the Appointment of Independent
           Auditors                                                  58,409,305        52,155      94,740       --
3.         The Stockholder Proposal                                  11,386,001    26,071,062   3,736,050   17,343,087

No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ended December 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   EXHIBIT
    NUMBER   DESCRIPTION
-----------  --------------------------------------------------------------------------------------
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

Dated: August 13, 1998