Form 10-Q
period 1998-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1998-11-16
CIK 39547

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

     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 1998 WAS 69,118,841.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----
                                            PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2
Consolidated Condensed Balance Sheets......................................................................           3
Consolidated Condensed Statements of Cash Flows............................................................           4
Consolidated Condensed Statement of Stockholders' Equity...................................................           5
Notes to Consolidated Condensed Financial Statements.......................................................           6

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations.................................................................          28

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................................          55

                                              PART II -- OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          56

Item 3. Defaults upon Senior Securities....................................................................          58

Item 4. Submission of Matters to a Vote of Security Holders................................................          58

Item 6. Exhibits and Reports on Form 8-K...................................................................          58

Signature..................................................................................................          59

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1998           1997           1998           1997
                                                       -------------  -------------  -------------  -------------
Revenues:
  Communications Group...............................   $     7,722    $     5,772    $    24,351    $    14,924
  Lawn and garden equipment..........................        47,330         30,773        165,159        132,596
                                                       -------------  -------------  -------------  -------------
                                                             55,052         36,545        189,510        147,520
Cost and expenses:
  Cost of sales and operating expenses...............        38,282         22,011        124,715         91,493
  Selling, general and administrative................        37,716         31,390        115,635         91,778
  Depreciation and amortization......................         5,058          3,974         15,500         12,071
                                                       -------------  -------------  -------------  -------------
Operating loss.......................................       (26,004)       (20,830)       (66,340)       (47,822)
Other income (expense):
  Interest expense...................................        (2,927)        (4,417)       (12,487)       (16,463)
  Interest income....................................         5,241          4,560         16,367          9,360
  Equity in losses of Joint Ventures.................        (3,800)        (5,376)       (15,358)        (7,561)
  Gain on sale Protocall Ventures....................         7,091             --          7,091             --
  Equity in losses of and writedown of investment in
    RDM Sports Group, Inc............................            --        (19,934)            --        (45,056)
  Foreign currency gain (loss).......................          (314)            27              7           (204)
                                                       -------------  -------------  -------------  -------------
                                                              5,291        (25,140)        (4,380)       (59,924)
Loss before income tax benefit (expense), minority
  interest, discontinued operations and extraordinary
  items..............................................       (20,713)       (45,970)       (70,720)      (107,746)
Income tax benefit (expense).........................          (573)        12,262         (1,203)        11,948
Minority interest....................................         1,937          2,429          7,422          5,056
                                                       -------------  -------------  -------------  -------------
Loss from continuing operations......................       (19,349)       (31,279)       (64,501)       (90,742)
Discontinued operations:
  Gain on sale.......................................            --        266,294          5,267        266,294
  Income (loss) from discontinued operations.........            --          2,778             --        (31,889)
                                                       -------------  -------------  -------------  -------------
Income (loss) before extraordinary items.............       (19,349)       237,793        (59,234)       143,663
Extraordinary items:
  Loss and equity in loss on early extinguishment of
    debt.............................................            --        (13,598)            --        (14,692)
                                                       -------------  -------------  -------------  -------------
Net income (loss)....................................       (19,349)       224,195        (59,234)       128,971
Cumulative convertible preferred stock dividend
  requirement........................................        (3,752)          (584)       (11,256)          (584)
                                                       -------------  -------------  -------------  -------------
Net income (loss) attributable to common
  stockholders.......................................   $   (23,101)   $   223,611    $   (70,490)   $   128,387
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Weighted average number of common
  shares--Basic......................................        69,076         67,131         68,900         66,491
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Income (loss) per common share--Basic:
  Continuing operations..............................   $     (0.33)   $     (0.48)   $     (1.10)   $     (1.37)
  Discontinued operations............................   $        --    $      4.01    $      0.08    $      3.52
  Extraordinary items................................   $        --    $     (0.20)   $        --    $     (0.22)
  Net income (loss)..................................   $     (0.33)   $      3.33    $     (1.02)   $      1.93
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

See accompanying notes to consolidated condensed financial statements

                      METROMEDIA INTERNATIONAL GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1998            1997
                                          -------------   ------------
                                           (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.............   $  171,957      $  129,661
  Short-term investments................        3,008         100,000
  Accounts receivable:
    Snapper, net........................       22,216          26,494
    Other, net..........................        8,928           5,190
  Inventories...........................       56,008          96,436
  Other assets..........................        5,205           4,021
                                          -------------   ------------
      Total current assets..............      267,322         361,802
Investments in and advances to Joint
  Ventures:
  Eastern Europe and the Republics of
    the Former Soviet Union.............      101,390          86,442
  China.................................       64,577          45,851
Net assets of Landmark Theatre Group....           --          48,531
Property, plant and equipment, net of
  accumulated depreciation..............       41,628          44,010
Intangible assets, less accumulated
  amortization..........................      196,067         200,120
Other assets............................        3,764           2,516
                                          -------------   ------------
      Total assets......................   $  674,748      $  789,272
                                          -------------   ------------
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable......................   $   19,615      $   30,036
  Accrued expenses......................       69,884          73,349
  Current portion of long-term debt.....          707          21,478
                                          -------------   ------------
      Total current liabilities.........       90,206         124,863
Long-term debt..........................       46,884          57,938
Other long-term liabilities.............        5,308           8,225
                                          -------------   ------------
      Total liabilities.................      142,398         191,026
                                          -------------   ------------
Minority interest.......................       36,662          37,564
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible
    Preferred Stock.....................      207,000         207,000
  Common Stock, $1.00 par value,
    authorized 400,000,000 shares,
    issued and outstanding 69,118,841
    and 68,390,800 shares at September
    30, 1998 and December 31, 1997,
    respectively........................       69,119          68,391
  Paid-in surplus.......................    1,012,568       1,007,272
  Accumulated deficit...................     (789,105)       (718,615)
  Accumulated other comprehensive
    loss................................       (3,894)         (3,366)
                                          -------------   ------------
      Total stockholders' equity........      495,688         560,682
                                          -------------   ------------
      Total liabilities and
        stockholders' equity............   $  674,748      $  789,272
                                          -------------   ------------
                                          -------------   ------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      September 30,  September 30,
                                                                                          1998           1997
                                                                                      -------------  -------------
Operating activities:
  Net income (loss).................................................................    $ (59,234)     $ 128,971
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Gain on sale of discontinued operations...........................................       (5,267)      (266,294)
  Loss from discontinued operations.................................................           --         31,889
  Gain on sale of Protocall Ventures................................................       (7,091)            --
  Loss and equity in loss on early extinguishment of debt...........................           --         14,692
  Equity in losses and writedown of investment in RDM Sports Group, Inc.............           --         45,056
  Equity in losses of Joint Ventures................................................       15,358          7,561
  Depreciation and amortization.....................................................       15,500         12,071
  Minority interest.................................................................       (7,422)        (5,056)
  Other.............................................................................          684          5,536
Changes in operating assets and liabilities, net of acquisitions and dispositions:
  Decrease in accounts receivable...................................................        2,851         15,328
  (Increase) decrease in inventories................................................       39,847        (32,629)
  Increase in other assets..........................................................       (2,277)          (134)
  Decrease in accounts payable and accrued expenses.................................      (15,977)       (31,706)
  Other operating activities, net...................................................         (701)          (227)
                                                                                      -------------  -------------
    Cash used in operating activities...............................................      (23,729)       (74,942)
                                                                                      -------------  -------------
Investing activities:
  Investments in and advances to Joint Ventures.....................................      (50,646)       (37,283)
  Distributions from Joint Ventures.................................................        4,385          4,003
  Purchase of short--term investments...............................................       (3,069)            --
  Proceeds from sale of short--term investments.....................................      100,000             --
  Purchase of additional equity in subsidiaries.....................................       (4,262)        (4,389)
  Business acquisitions.............................................................       (4,999)        (4,750)
  Net proceeds from sale of discontinued operations.................................       57,298        276,607
  Proceeds from sale of Protocall Ventures..........................................       14,533             --
  Additions to property, plant and equipment........................................       (9,325)        (9,484)
  Other investing activities, net...................................................         (156)        (8,934)
                                                                                      -------------  -------------
    Cash provided by investing activities...........................................      103,759        215,770
                                                                                      -------------  -------------
Financing activities:
  Proceeds from issuance of long--term debt.........................................           --         19,858
  Payments on notes and subordinated debt...........................................      (31,825)      (156,716)
  Proceeds from issuance of stock related to public stock offering..................           --        199,442
  Proceeds from issuance of common stock related to incentive plans.................        5,347         14,965
  Preferred stock dividends paid....................................................      (11,256)            --
  Due from discontinued operations..................................................           --          3,672
                                                                                      -------------  -------------
    Cash provided by (used in) financing activities.................................      (37,734)        81,221
                                                                                      -------------  -------------
  Net increase in cash and cash equivalents.........................................       42,296        222,049
  Cash and cash equivalents at beginning of period..................................      129,661         88,208
                                                                                      -------------  -------------
  Cash and cash equivalents at end of period........................................    $ 171,957      $ 310,257
                                                                                      -------------  -------------
                                                                                      -------------  -------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                    7 1/4% CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK            COMMON STOCK                                  ACCUMULATED
                                  ----------------------  ------------------------                               OTHER
                                   NUMBER OF               NUMBER OF                PAID--IN   ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES       AMOUNT      SURPLUS     DEFICIT     INCOME (LOSS)
                                  -----------  ---------  -----------  -----------  ---------  ------------  --------------
Balances, December 31, 1997.....   4,140,000   $ 207,000  68,390,800    $  68,391   $1,007,272  $ (718,615)    $   (3,366)
Issuance of stock and stock
  options related to incentive
  plans.........................          --          --     728,041          728       5,296           --             --
Dividends on 7 1/4% cumulative
  convertible preferred stock...          --          --          --           --          --      (11,256)            --
Other comprehensive loss........          --          --          --           --          --           --           (528)
Net loss........................          --          --          --           --          --      (59,234)            --
                                  -----------  ---------  -----------  -----------  ---------  ------------  --------------
Balances, September 30, 1998....   4,140,000   $ 207,000  69,118,841    $  69,119   $1,012,568  $ (789,105)    $   (3,894)
                                  -----------  ---------  -----------  -----------  ---------  ------------  --------------
                                  -----------  ---------  -----------  -----------  ---------  ------------  --------------


                                    TOTAL
                                  ---------
Balances, December 31, 1997.....  $ 560,682
Issuance of stock and stock
  options related to incentive
  plans.........................      6,024
Dividends on 7 1/4% cumulative
  convertible preferred stock...    (11,256)
Other comprehensive loss........       (528)
Net loss........................    (59,234)
                                  ---------
Balances, September 30, 1998....  $ 495,688
                                  ---------
                                  ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI" or the "Communications Group"), and Snapper, Inc. ("Snapper"). The Communications Group includes its consolidated subsidiaries and joint ventures, and unconsolidated joint ventures. All significant intercompany transactions and accounts have been eliminated.

The Company completed the sale of Landmark Theatre Group ("Landmark") on April 16, 1998 (see note 4). Accordingly, Landmark has been recorded as a discontinuance of a business segment, and the consolidated condensed balance sheet at December 31, 1997 reflects the net assets of the discontinued segment. In addition, the consolidated condensed statements of operations reflect Landmark's results of operations for the three and nine months ended September 30, 1997 as a discontinued operation.

In addition, on July 10, 1997, the Company completed the sale of substantially all of its entertainment assets ( the "Entertainment Group Sale") (see note 4). The Entertainment Group Sale was recorded as a discontinuance of a business segment, and accordingly, the consolidated condensed statements of operations for the three and nine months ended September 30, 1997 reflect the results of operations of the Entertainment Group as a discontinued operation.

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

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations and its cash flows for the three and nine month periods ended September 30, 1998 and 1997 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company, and accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED)
Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on the available funding from the Company or alternative sources of financing and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near term, the Company intends to satisfy its working capital requirements and capital commitments with available cash on hand. However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its long-term business objectives including its on-going working capital, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

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

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from the prime rate to the prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $164.6 million in funding of which $18.7 million in funding obligations remain at September 30, 1998. The Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

At September 30, 1998 and December 31, 1997, the Communications Group's unconsolidated investments in Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                                              YEAR
                                                                                                             VENTURE
NAME                                                                     1998       1997     OWNERSHIP %     FORMED
---------------------------------------------------------------------  ---------  ---------  ------------  -----------
CABLE TELEVISION
Kosmos TV, Moscow, Russia............................................  $      59  $    (123)     50%             1991
Baltcom TV, Riga, Latvia.............................................      4,445      6,093      50%             1991
Ayety TV, Tbilisi, Georgia...........................................      3,129      3,732      49%             1991
Kamalak TV, Tashkent, Uzbekistan.....................................      2,846      2,824      50%             1992
Sun TV, Chisinau, Moldova............................................      4,983      4,671      50%             1993
Cosmos TV, Minsk, Belarus............................................      2,764      2,135      50%             1993
Alma TV, Almaty, Kazakstan...........................................      5,028      2,597      50%             1994
Teleplus, St. Petersburg, Russia (1).................................      1,893      1,093      45%             1996
TV-21, Riga, Latvia..................................................        403        458      48%             1996
                                                                       ---------  ---------
                                                                          25,550     23,480
                                                                       ---------  ---------
PAGING
Baltcom Plus, Latvia.................................................        613      1,232      50%             1994
Paging One, Georgia..................................................        851      1,037      45%             1993
Raduga Poisk, Nizhny Novgorod, Russia................................        660        549      45%             1993
PT Page, St. Petersburg, Russia......................................        924      1,006      40%             1994
Paging Ajara, Batumi, Georgia........................................        316        277      35%             1996
Kazpage, Kazakstan (2)...............................................      1,028        864     26-41%           1996
Kamalak Paging, Tashkent, Uzbekistan.................................      2,412      2,243      50%             1992
Alma Page, Almaty, Kazakstan.........................................        898      1,936      50%             1994
Mobile Telecom, Moscow, Russia (5)...................................      7,466         --      50%             1998
Eurodevelopment Ukraine, Kiev
  and Dnepropetrovsk, Ukraine (6)....................................        919         --      51%             1998
                                                                       ---------  ---------
                                                                          16,087      9,144
                                                                       ---------  ---------
RADIO BROADCASTING
Eldoradio, St. Petersburg, Russia (3)................................         --        971      75%             1993
Radio Nika, Socci, Russia............................................        290        337      51%             1995
AS Trio LSL, Estonia.................................................      1,899      1,593      49%             1997
                                                                       ---------  ---------
                                                                           2,189      2,901
                                                                       ---------  ---------
INTERNATIONAL TOLL CALLING
Telecom Georgia, Georgia.............................................      5,869      6,080      30%             1994
                                                                       ---------  ---------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (4)..............................................     12,467     11,996      22%             1996
Magticom, Georgia....................................................     12,287      6,951      35%             1996
                                                                       ---------  ---------
                                                                          24,754     18,947
                                                                       ---------  ---------
FIXED TELEPHONY
Instaphone, Kazakstan (1)............................................      1,262        684      50%             1998
                                                                       ---------  ---------
TRUNKED MOBILE RADIO
Trunked mobile radio ventures (7)....................................      1,770      5,390
                                                                       ---------  ---------
PRE-OPERATIONAL (8)
Telephony related ventures and equipment.............................      9,003      9,003
Other................................................................     14,906     10,813
                                                                       ---------  ---------
                                                                          23,909     19,816
                                                                       ---------  ---------
TOTAL................................................................  $ 101,390  $  86,442
                                                                       ---------  ---------
                                                                       ---------  ---------

                                                                            YEAR
                                                                         OPERATIONS
NAME                                                                      COMMENCED
---------------------------------------------------------------------  ---------------
CABLE TELEVISION
Kosmos TV, Moscow, Russia............................................          1992
Baltcom TV, Riga, Latvia.............................................          1992
Ayety TV, Tbilisi, Georgia...........................................          1993
Kamalak TV, Tashkent, Uzbekistan.....................................          1993
Sun TV, Chisinau, Moldova............................................          1994
Cosmos TV, Minsk, Belarus............................................          1996
Alma TV, Almaty, Kazakstan...........................................          1995
Teleplus, St. Petersburg, Russia (1).................................          1998
TV-21, Riga, Latvia..................................................          1997
PAGING
Baltcom Plus, Latvia.................................................          1995
Paging One, Georgia..................................................          1994
Raduga Poisk, Nizhny Novgorod, Russia................................          1994
PT Page, St. Petersburg, Russia......................................          1995
Paging Ajara, Batumi, Georgia........................................          1997
Kazpage, Kazakstan (2)...............................................          1997
Kamalak Paging, Tashkent, Uzbekistan.................................          1993
Alma Page, Almaty, Kazakstan.........................................          1995
Mobile Telecom, Moscow, Russia (5)...................................          1998
Eurodevelopment Ukraine, Kiev
  and Dnepropetrovsk, Ukraine (6)....................................          1998
RADIO BROADCASTING
Eldoradio, St. Petersburg, Russia (3)................................          1995
Radio Nika, Socci, Russia............................................          1995
AS Trio LSL, Estonia.................................................          1997
INTERNATIONAL TOLL CALLING
Telecom Georgia, Georgia.............................................          1994
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (4)..............................................          1997
Magticom, Georgia....................................................          1997
FIXED TELEPHONY
Instaphone, Kazakstan (1)............................................          1998
TRUNKED MOBILE RADIO
Trunked mobile radio ventures (7)....................................
PRE-OPERATIONAL (8)
Telephony related ventures and equipment.............................
Other................................................................
TOTAL................................................................

------------------------

(1) Included in pre-operational at December 31, 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
(2) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interest in the paging Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(3) In November 1997, the Communications Group purchased an additional interest in Eldoradio, increasing its ownership to 75%.

(4) In August 1998, the Communications Group increased its ownership at Baltcom GSM from 21% to 22%.

(5) In January 1998, the Communications Group signed a definitive agreement to purchase 50% of Mobile Telecom. The purchase closed during June 1998 at a price of $7.0 million plus two future contingent payments of $2.5 million each, to be adjusted up or down based on performance of the business. Simultaneously with the purchase of Mobile Telecom, the Company purchased a 50% interest in a paging distribution company for $500,000.

(6) In September 1998, the Communications Group purchased 51% of Eurodevelopment Ukraine, a paging venture in the Ukraine.

(7) In July 1998, the Communications Group sold its share of Protocall Ventures Limited, a holding company for the Communications Group's ownership interests in trunked mobile radio. At September 30, 1998, the investment represents the Company's interest in Spectrum, a trunked mobile radio venture in Kazakstan, in which the Communications Group has retained a 33% ownership interest.

(8) At September 30, 1998 and December 31, 1997 amounts for proposed joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational Joint Ventures.

Summarized combined financial information of unconsolidated Joint Ventures accounted for on a three-month lag under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
Assets:
  Current assets....................................................................   $    37,964    $   30,563
  Investments in systems and equipment..............................................       102,653        84,875
  Other assets......................................................................         8,355         9,758
                                                                                      -------------  ------------
    Total assets....................................................................   $   148,972    $  125,196
                                                                                      -------------  ------------
                                                                                      -------------  ------------
Liabilities and Joint Ventures' Deficit:
  Current liabilities...............................................................   $    35,283    $   28,280
  Amount payable under MITI credit facility.........................................        62,432        50,692
  Other long-term liabilities.......................................................        75,572        49,232
                                                                                      -------------  ------------
                                                                                           173,287       128,204
  Joint Ventures' deficit...........................................................       (24,315)       (3,008)
                                                                                      -------------  ------------
    Total liabilities and Joint Ventures' deficit...................................   $   148,972    $  125,196
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
COMBINED STATEMENTS OF OPERATIONS

                                                                              NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
Revenues................................................................  $  71,570  $  49,720
Costs and Expenses:
  Cost of sales and operating expenses..................................     20,559     10,931
  Selling, general and administrative...................................     37,208     26,269
  Depreciation and amortization.........................................     19,485      9,335
  Other.................................................................         47         39
                                                                          ---------  ---------
    Total expenses......................................................     77,299     46,574
                                                                          ---------  ---------

Operating income (loss).................................................     (5,729)     3,146
Interest expense........................................................     (9,428)    (4,367)
Other loss..............................................................     (2,237)    (1,889)
Foreign currency transactions...........................................     (2,573)    (2,148)
                                                                          ---------  ---------
Net loss................................................................  $ (19,967) $  (5,258)
                                                                          ---------  ---------
                                                                          ---------  ---------

Financial information for Joint Ventures which are not yet operational is not included in the above summary.

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the nine months ended September 30, 1998 and 1997 (in thousands, except subscribers):

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                      ----------------------------------------------------------------------------------
                                                                                                               TRUNKED
                                         CABLE                    RADIO      CELLULAR TELE-   INTERNATIONAL    MOBILE
                                      TELEVISION    PAGING    BROADCASTING   COMMUNICATIONS   TOLL CALLING    RADIO (2)
                                      -----------  ---------  -------------  ---------------  -------------  -----------
COMBINED
Revenues............................   $  23,336   $  13,525    $  15,276       $  15,152       $  21,062     $   5,888
Depreciation and amortization.......      10,067       2,226        1,077           7,226           1,404         1,071
Operating income (loss) before
  taxes.............................      (4,561)     (6,550)         (14)         (5,814)          6,100        (2,500)
Interest income.....................          14          15          322               3              14            29
Interest expense....................       3,985       1,760          375           4,968             290           284
Net income (loss)...................      (9,499)    (10,309)      (1,614)        (11,554)          4,399        (2,867)

Assets..............................      42,844      24,314       22,284          67,741          25,987         2,630
Capital expenditures................       4,817       1,831          705          28,726           2,682         2,497
Contributions to Joint Ventures.....      13,013      24,005        4,414          10,270              --         1,054
Subscribers.........................     291,664     122,166          n/a          41,446             n/a           998

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $   2,439   $   3,317    $  13,713       $      --       $      --     $   3,200
Depreciation and amortization.......       1,092       1,092          927              --              --           481
Operating income (loss) before
  taxes.............................      (1,265)     (6,571)         157              --              --          (186)
Interest income.....................          11          12          322              --              --            29
Interest expense....................         691       1,122          366              --              --           106
Net loss............................      (1,784)     (8,207)      (1,428)             --              --          (364)

Assets..............................       8,223       8,776       20,898              --              --            --
Capital expenditures................         531         555          469              --              --            --

UNCONSOLIDATED JOINT VENTURES
Revenues............................   $  20,897   $  10,208    $   1,563       $  15,152       $  21,062     $   2,688
Depreciation and amortization.......       8,975       1,134          150           7,226           1,404           590
Operating income (loss) before
  taxes.............................      (3,296)         21         (171)         (5,814)          6,100        (2,314)
Interest income.....................           3           3           --               3              14            --
Interest expense....................       3,294         638            9           4,968             290           178
Net income (loss)...................      (7,715)     (2,102)        (186)        (11,554)          4,399        (2,503)

Assets..............................      34,621      15,538        1,386          67,741          25,987         2,630
Capital expenditures................       4,286       1,276          236          28,726           2,682         2,497

Net investment in Joint Ventures....      25,550      16,087        2,189          24,754           5,869         1,770
Equity in income (losses) of
  unconsolidated investees..........      (7,176)     (2,307)         (97)         (4,028)          1,320          (688)


                                         FIXED
                                       TELEPHONY     TOTAL
                                      -----------  ---------
COMBINED
Revenues............................   $      --   $  94,239
Depreciation and amortization.......           6      23,077
Operating income (loss) before
  taxes.............................        (255)    (13,594)
Interest income.....................          --         397
Interest expense....................          51      11,713
Net income (loss)...................        (306)    (31,750)
Assets..............................       1,069     186,869
Capital expenditures................         242      41,500
Contributions to Joint Ventures.....       8,305      61,061
Subscribers.........................          --     456,274
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $      --   $  22,669(1)
Depreciation and amortization.......          --       3,592
Operating income (loss) before
  taxes.............................          --      (7,865)(1)
Interest income.....................          --         374
Interest expense....................          --       2,285
Net loss............................          --     (11,783)(1)
Assets..............................          --      37,897
Capital expenditures................          --       1,555
UNCONSOLIDATED JOINT VENTURES
Revenues............................   $      --   $  71,570
Depreciation and amortization.......           6      19,485
Operating income (loss) before
  taxes.............................        (255)     (5,729)
Interest income.....................          --          23
Interest expense....................          51       9.428
Net income (loss)...................        (306)    (19,967)
Assets..............................       1,069     148,972
Capital expenditures................         242      39,945
Net investment in Joint Ventures....       1,262      77,481
Equity in income (losses) of
  unconsolidated investees..........        (302)    (13,278)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1997
                                      ----------------------------------------------------------------------------------
                                                                                                               TRUNKED
                                         CABLE                    RADIO      CELLULAR TELE-   INTERNATIONAL    MOBILE
                                      TELEVISION    PAGING    BROADCASTING   COMMUNICATIONS   TOLL CALLING    RADIO (2)
                                      -----------  ---------  -------------  ---------------  -------------  -----------
COMBINED
Revenues............................   $  17,029   $   9,629    $  11,456       $   1,021       $  21,373     $   2,972
Depreciation and amortization.......       6,719       1,169          256             848             872           715
Operating income (loss) before
  taxes.............................      (2,677)     (2,421)       4,205          (4,396)         11,649        (2,720)
Interest income.....................           4          22           94              12              20            --
Interest expense....................       2,898         823          371             759             107           340
Net income (loss)...................      (6,362)     (4,147)       2,299          (5,606)          9,399        (3,156)

Assets..............................      39,445      13,568        7,534          48,123          22,856        10,041
Capital expenditures................       7,729       1,737          313          34,793           7,329         2,336
Contributions to Joint Ventures.....      17,997       9,035        4,128           7,803              --         6,159
Subscribers (unaudited).............     169,033      53,321          n/a           5,865             n/a        12,054

CONSOLIDATED SUBSIDIARIES ANDJOINT
  VENTURES
Revenues............................   $   1,560   $   2,301    $   9,899       $      --       $      --     $      --
Depreciation and amortization.......         495         562          187              --              --            --
Operating income (loss) before
  taxes.............................        (845)     (2,621)       3,960              --              --            --
Interest income.....................          --          18           88              --              --            --
Interest expense....................         380         260          291              --              --            --
Net income (loss)...................      (1,311)     (3,125)       2,121              --              --            --

Assets..............................       6,794       7,006        5,927              --              --            --
Capital expenditures................       1,226         730          181              --              --            --

UNCONSOLIDATED JOINT VENTURES
Revenues............................   $  15,469   $   7,328    $   1,557       $   1,021       $  21,373     $   2,972
Depreciation and amortization.......       6,224         607           69             848             872           715
Operating income (loss) before
  taxes.............................      (1,832)        200          245          (4,396)         11,649        (2,720)
Interest income.....................           4           4            6              12              20            --
Interest expense....................       2,518         563           80             759             107           340
Net income (loss)...................      (5,051)     (1,022)         178          (5,606)          9,399        (3,156)

Assets..............................      32,651       6,562        1,607          48,123          22,856        10,041
Capital expenditures................       6,503       1,007          132          34,793           7,329         2,336

Net investment in Joint Ventures....      26,374       8,586        1,977          16,842           5,046         6,223
Equity in income (losses) of
  unconsolidated investees..........      (5,325)     (1,105)         168          (1,309)          2,820        (1,235)


                                         FIXED
                                       TELEPHONY     TOTAL
                                      -----------  ---------
COMBINED
Revenues............................   $      --   $  63,480
Depreciation and amortization.......          --      10,579
Operating income (loss) before
  taxes.............................          --       3,640
Interest income.....................          --         152
Interest expense....................          --       5,298
Net income (loss)...................          --      (7,573)
Assets..............................          --     141,567
Capital expenditures................          --      54,237
Contributions to Joint Ventures.....         509      45,631
Subscribers (unaudited).............          --     240,273
CONSOLIDATED SUBSIDIARIES ANDJOINT
  VENTURES
Revenues............................   $      --   $  13,760(1)
Depreciation and amortization.......          --       1,244
Operating income (loss) before
  taxes.............................          --         494(1)
Interest income.....................          --         106
Interest expense....................          --         931
Net income (loss)...................          --      (2,315)(1)
Assets..............................          --      19,727
Capital expenditures................          --       2,137
UNCONSOLIDATED JOINT VENTURES
Revenues............................   $      --   $  49,720
Depreciation and amortization.......          --       9,335
Operating income (loss) before
  taxes.............................          --       3,146
Interest income.....................          --          46
Interest expense....................          --       4,367
Net income (loss)...................          --      (5,258)
Assets..............................          --     121,840
Capital expenditures................          --      52,100
Net investment in Joint Ventures....          --      65,048
Equity in income (losses) of
  unconsolidated investees..........          --      (5,986)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1998
                                      ----------------------------------------------------------------------------------
                                                                                                               TRUNKED
                                         CABLE                    RADIO      CELLULAR TELE-   INTERNATIONAL    MOBILE
                                      TELEVISION    PAGING    BROADCASTING   COMMUNICATIONS   TOLL CALLING    RADIO (2)
                                      -----------  ---------  -------------  ---------------  -------------  -----------
COMBINED
Revenues............................   $   7,706   $   4,543    $   5,612       $   6,302       $   7,436     $     908
Depreciation and amortization.......       3,912         732          395           2,501             489           109
Operating income (loss) before
  taxes.............................      (1,191)     (1,518)          (8)         (1,173)          2,988          (716)
Interest income.....................           1           1          157               1              --            --
Interest expense....................       1,489         748          107           1,985              59            67
Net income (loss)...................      (3,272)     (2,631)        (304)         (3,489)          2,515          (788)

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $     863   $   1,160    $   5,019       $      --       $      --     $      --
Depreciation and amortization.......         426         318          337              --              --            --
Operating income (loss) before
  taxes.............................        (181)     (1,420)          13              --              --            --
Interest income.....................          --          --          157              --              --            --
Interest expense....................         237         483          103              --              --            --
Net income (loss)...................        (343)     (2,070)        (280)             --              --            --

UNCONSOLIDATED JOINT VENTURES
Revenues............................   $   6,843   $   3,383    $     593       $   6,302       $   7,436     $     908
Depreciation and amortization.......       3,486         414           58           2,501             489           109
Operating income (loss) before
  taxes.............................      (1,010)        (98)         (21)         (1,173)          2,988          (716)
Interest income.....................           1           1           --               1              --            --
Interest expense....................       1,252         265            4           1,985              59            67
Net income (loss)...................      (2,929)       (561)         (24)         (3,489)          2,515          (788)

Equity in income (losses) of
  unconsolidated investees..........      (2,915)       (674)         (13)             14             755           (44)


                                         FIXED
                                       TELEPHONY     TOTAL
                                      -----------  ---------
COMBINED
Revenues............................   $      --   $  32,507
Depreciation and amortization.......           6       8,144
Operating income (loss) before
  taxes.............................        (255)     (1,873)
Interest income.....................          --         160
Interest expense....................          51       4,506
Net income (loss)...................        (306)     (8,275)
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $      --   $   7,042(1)
Depreciation and amortization.......          --       1,081
Operating income (loss) before
  taxes.............................          --      (1,588)(1)
Interest income.....................          --         157
Interest expense....................          --         823
Net income (loss)...................          --      (2,693)(1)
UNCONSOLIDATED JOINT VENTURES
Revenues............................   $      --   $  25,465
Depreciation and amortization.......           6       7,063
Operating income (loss) before
  taxes.............................        (255)       (285)
Interest income.....................           3
Interest expense....................          51       3,683
Net income (loss)...................        (306)     (5,582)
Equity in income (losses) of
  unconsolidated investees..........        (302)     (3,179)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1997
                                      ----------------------------------------------------------------------------------
                                                                                                               TRUNKED
                                         CABLE                    RADIO      CELLULAR TELE-   INTERNATIONAL    MOBILE
                                      TELEVISION    PAGING    BROADCASTING   COMMUNICATIONS   TOLL CALLING    RADIO (2)
                                      -----------  ---------  -------------  ---------------  -------------  -----------
COMBINED
Revenues............................   $   6,497   $   3,459    $   4,829       $     913       $   6,364     $   1,201
Depreciation and amortization.......       2,591         405          109             668             349           291
Operating income (loss) before
  taxes.............................      (1,631)       (326)       2,827          (2,948)          1,960          (916)
Interest income.....................           2          19           56              12              12            --
Interest expense....................       1,138         306          112             599               5           132
Net income (loss)...................      (3,064)       (744)       1,538          (3,424)         (1,743)       (1,062)

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $     481   $     842    $   4,069       $      --       $      --     $      --
Depreciation and amortization.......         232         216           64              --              --            --
Operating income (loss) before
  taxes.............................        (158)       (549)       2,660              --              --            --
Interest income.....................          --          18           50              --              --            --
Interest expense....................         174         139           85              --              --            --
Net income (loss)...................        (550)       (668)       1,421              --              --            --

UNCONSOLIDATED JOINT VENTURES
Revenues............................   $   6,016   $   2,617    $     760       $     913       $   6,364     $   1,201
Depreciation and amortization.......       2,359         189           45             668             349           291
Operating income (loss) before
  taxes.............................       1,473)        223          167          (2,948)          1,960          (916)
Interest income.....................           2           1            6              12              12            --
Interest expense....................         964         167           27             599               5           132
Net income (loss)...................      (2,514)        (76)         117          (3,424)         (1,743)       (1,062)

Equity in income (losses) of
  unconsolidated investees..........      (2,041)       (102)          88            (796)           (523)         (427)


                                         FIXED
                                       TELEPHONY     TOTAL
                                      -----------  ---------
COMBINED
Revenues............................   $      --   $  23,263
Depreciation and amortization.......          --       4,413
Operating income (loss) before
  taxes.............................          --      (1,034)
Interest income.....................          --         101
Interest expense....................          --       2,292
Net income (loss)...................          --      (8,499)
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES
Revenues............................   $      --   $   5,392(1)
Depreciation and amortization.......          --         512
Operating income (loss) before
  taxes.............................          --       1,953(1)
Interest income.....................          --          68
Interest expense....................          --         398
Net income (loss)...................          --         203(1)
UNCONSOLIDATED JOINT VENTURES
Revenues............................   $      --   $  17,871
Depreciation and amortization.......          --       3,901
Operating income (loss) before
  taxes.............................          --      (2,987)
Interest income.....................          --          33
Interest expense....................          --       1,894
Net income (loss)...................          --      (8,702)
Equity in income (losses) of
  unconsolidated investees..........          --      (3,801)

------------------------

(1) Does not reflect the Communications Group's and Protocall's headquarters' revenue and selling, general and administrative expenses for the three and nine months ended September 30, 1998 and 1997, respectively.

(2) Trunked Mobile Radio includes the results of the Protocall's consolidated and unconsolidated Joint Ventures through the six months ended June 30, 1998 and the results of Spectrum through the nine months ended September 30, 1998.

In July 1998 the Communications Group sold its share of Protocall Ventures Limited ("Protocall Ventures"). As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million.

As of August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

In November 1998, the Communications Group announced its investment in a fixed mobile cellular telephone system in the regions of Tyumen and Tobolsk, Russian Federation ("Russia"). The Communications Group has agreed to make a $1.7 million equity contribution to its Joint Venture, Tyumen Ruskom, and to lend the Joint Venture up to $4.0 million for start-up costs and other operating expenses. Tyumen Ruskom also intends to provide wireless local loop telephone services.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At September 30, 1998 and December 31, 1997 the Company's investments, through its majority-owned subsidiary Metromedia China Corporation, in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                              YEAR            YEAR
                                                                                             VENTURE       OPERATIONS
NAME                                                1998       1997        OWNERSHIP %       FORMED         COMMENCED
------------------------------------------------  ---------  ---------  -----------------  -----------  -----------------
Sichuan Tai Li Feng
  Telecommunications Co.,
  Ltd. ("Sichuan JV")...........................  $  17,191  $  10,946             92%           1996    Pre-operational
Chongqing Tai Le Feng
  Telecommunications Co.,
  Ltd. ("Chongqing JV").........................     13,074      7,425             92%           1997    Pre-operational
Ningbo Ya Mei
  Telecommunications Co.,
  Ltd. ("Ningbo JV")............................     29,496     27,480             70%           1996         1997
Ningbo Ya Lian
  Telecommunications Co.,
  Ltd. ("Ningbo JV II").........................      4,816         --             70%           1998    Pre-operational
                                                  ---------  ---------
                                                  $  64,577  $  45,851
                                                  ---------  ---------
                                                  ---------  ---------

The Joint Ventures participate in project cooperation contracts with China United Telecommunications Incorporated ("China Unicom") that entitle the Joint Ventures to certain percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, Asian American Telecommunications, Inc. ("AAT"), a majority-owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. ("CHTD") for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. ("Sichuan JV"). Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract covers establishment of a fixed line Public Services Telephone Network ("PSTN") providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities (the "Sichuan Network"). The initial project covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. The Company expects subsequent projects covered by the STLF Contract and the existing and future Joint Ventures to expand services to 1,000,000 local telephone lines in cities throughout Sichuan Province, and to construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Under the STLF Contract, China Unicom will be responsible for the construction and operation of the Sichuan Network, while Sichuan JV will provide financing and consulting services for the project. Distributable Cash Flows, as defined in the STLF Contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the cooperation term of the contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with investment funds that it provides to China

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan Network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the STLF Contract, regardless of whether Sichuan JV holds title to such assets.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT has made capital contributions to Sichuan JV of $11.1 million, representing 95% of Sichuan JV's equity. CHTD has contributed $600,000, representing 5% of Sichuan JV's equity. The remaining investment will be in the form of up to $17.5 million of loans from AAT, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan Network. As of September 30, 1998, AAT had loans outstanding to Sichuan JV in the amount of $6.8 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD covering the latter's assistance with operations in China. Under the contract, AAT is obligated to pay CHTD an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at September 30, 1998 exchange rates).

(B) CHONGQING JV

In May 1997, China established Chongqing Municipality as a Special Autonomous Region (the "Chongqing S.A.R."), thereby separating it from the Province of Sichuan. In an amendment to the STLF Contract, China Unicom agreed to recognize Chongqing S.A.R as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing S.A.R., including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing S.A.R. and those of Sichuan Province. On September 9, 1997, AAT entered into a Joint Venture Agreement with CHTD for the purpose of establishing Chongqing Tai Le Feng Telecommunications Co., Ltd. ("Chongqing JV"). Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the STLF Contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan Network that would now lie within Chongqing S.A.R. (the "Chongqing Network"). Rights and obligations under the STLF Contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan Network lying within the redefined boundaries of Sichuan Province (a redefinition of the "Sichuan Network") would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with equity contributions from its shareholders amounting to $14.8 million. AAT has made capital contributions of $13.6 million representing 95% of Chongqing JV's equity. CHTD has contributed $740,000 representing 5% of Chongqing JV's equity. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of September 30, 1998, AAT had no loans outstanding to Chongqing JV. Ownership in Chongqing JV is 92% by AAT and 8% by CHTD.

(C) NINGBO JV

AAT entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. ("NUT") on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Co., Ltd. ("Ningbo JV"). Previously NUT had entered into a Network System Cooperation Contract with China Unicom (the "NUT Contract") covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom will construct and operate the network. Under the NUT Contract, NUT is to provide financing and consulting services to China Unicom. The cooperation period for the NUT Contract is fifteen years.

With the formation of Ningbo JV, NUT assigned all of its rights and obligations under the NUT Contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the NUT Contract. NUT also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to NUT by China Unicom. Distributable Cash Flows, as defined in the amended NUT Contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended NUT Contract, Ningbo JV will hold a non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ningbo JV's investment in the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with investment funds from Ningbo JV to be part of Ningbo JV's contribution to the NUT Contract, regardless of whether Ningbo JV holds title to such assets.

The total amount to be invested in Ningbo JV is $29.5 million with equity contributions from its shareholders amounting to $11.9 million. AAT provided $8.3 million in capital contributions, representing 70% of Ningbo JV's equity. NUT provided $3.6 million of capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with AAT, manufacturers of the equipment for the project and banks in the amount of $17.8 million.

As of September 30, 1998, AAT had long term loans to Ningbo JV in the amount of $20.1 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by AAT and 30% by NUT.

(D) NINGBO JV II

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the NUT Contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality (the "Ningbo Expansion Agreement"). The expansion will be undertaken as a separate project, and will provide capacity for an additional 25,000 GSM subscribers within Ningbo Municipality. The feasibility study for the expansion project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. The terms of the Ningbo Expansion Agreement match those of the underlying NUT Contract, however, the Ningbo Expansion Agreement will have its own cooperation period of fifteen years. In the Ningbo Expansion Agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the expansion project.

Pursuant to the Ningbo Expansion Agreement, AAT and NUT entered into a second Joint Venture Agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd. ("Ningbo JV II"). In an amendment to the Ningbo Expansion Agreement dated July 8, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the Ningbo Expansion Agreement to Ningbo JV II.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The total amount to be invested in Ningbo JV II is $18.0 million with equity contributions from its shareholders amounting to $7.2 million. As of September 30, 1998, AAT had made $4.8 million of its planned $5.0 million equity contribution, and NUT had made $500,000 of its planned $2.2 million equity contribution. The remaining investment in Ningbo JV II beyond planned equity contributions from its shareholders will be in the form of up to $10.8 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of September 30, 1998, AAT had no loans outstanding to Ningbo JV II. Ownership in Ningbo JV II is 70% by AAT and 30% by NUT.

The following table represents summary financial information for the Joint Ventures and their related projects in China as of and for the nine months ended September 30, 1998 (in thousands, except subscribers):

                                                              NINGBO     NINGBO     SICHUAN    CHONGQING
                                                                JV        JV II       JV          JV         TOTAL
                                                             ---------  ---------  ---------  -----------  ---------
Revenues...................................................  $   2,375  $      --  $      --   $      51   $   2,426
Depreciation and amortization..............................      1,784         --         28         148       1,960
Operating income (loss)....................................        404        (11)      (483)       (540)       (630)
Interest income (expense), net.............................     (1,706)         5       (150)         17      (1,834)
Net loss...................................................     (1,300)        (6)      (636)       (533)     (2,463)
Assets.....................................................     34,731      5,304     18,404      14,484      72,923
Net investment in project..................................     32,051        920     12,642       5,968      51,581
AAT equity in loss of Joint Venture........................       (996)        (4)      (587)       (493)     (2,080)
Subscribers................................................     32,829         --         --          --      32,829

Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through the period October 1, 1997 to June 30, 1998. Chongqing JV records revenues from the lease of space currently unused by China Unicom within a building that was purchased by Chongqing JV for China Unicom's long term use as a switching and operations center. As of September 30, 1998, Chongqing JV directly owned this building, however, Chongqing JV plans to eventually contribute the building to China Unicom as part of its investment under the STLF Contract.

4. DISCONTINUED OPERATIONS

SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. (the "Landmark Sale") all of the assets of Landmark, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark Sale has been recorded as a discontinuance of a business segment in the accompanying consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

4. DISCONTINUED OPERATIONS (CONTINUED)
The gain on the Landmark sale reflected in the consolidated condensed statement of operations for the nine months ended September 30, 1998, is as follows:

Net proceeds.......................................................  $  57,298
Net assets of Landmark at November 12, 1997........................    (48,531)
Income taxes.......................................................     (3,500)
                                                                     ---------
    Gain on Landmark Sale..........................................  $   5,267
                                                                     ---------
                                                                     ---------

The net assets of Landmark at December 31, 1997 and November 12, 1997, the date the Company adopted a plan to dispose of Landmark, were as follows (in thousands):

                                                                   DECEMBER 31,  NOVEMBER 12,
                                                                       1997          1997
                                                                   ------------  ------------
Current assets...................................................   $      793    $      906
Non-current assets...............................................       57,183        57,523
Current liabilities..............................................       (6,286)       (4,738)
Non-current liabilities..........................................       (4,922)       (5,160)
                                                                   ------------  ------------
  Net assets.....................................................   $   46,768    $   48,531
                                                                   ------------  ------------
                                                                   ------------  ------------

Landmark's revenues for the three and nine months ended September 30, 1997 were $14.3 million and $43.1 million, respectively. Income (loss) from operations for the three and nine months ended September 30, 1997 include income taxes of $401,000 and $410,000, respectively.

THE ENTERTAINMENT GROUP SALE

On July 10, 1997, the Company completed the sale of substantially all of its entertainment assets (the "Entertainment Group"). The net gain on sale reflected in the consolidated condensed statement of operations for the three and nine months ended September 30, 1997 is as follows (in thousands):

Net proceeds......................................................  $ 276,607
Net liabilities of Entertainment Group at May 2, 1997.............     22,089
Transaction costs.................................................     (6,000)
Income taxes......................................................    (26,402)
                                                                    ---------
    Gain on Entertainment Group Sale..............................  $ 266,294
                                                                    ---------
                                                                    ---------

The Entertainment Group's revenues for the four months ended April 30, 1997 were $41.7 million. The Entertainment Group's revenues for the period May 2, 1997 to July 10, 1997 were $29.3 million and the loss from operations was $6.4 million.

Income (loss) from discontinued operations for the three and nine months ended September 30, 1997 include income tax benefits of $6.6 million and $6.4 million, respectively.

5. EARNINGS PER SHARE OF COMMON STOCK

Statement of Financial Standards No. 128 ("SFAS 128"), "Earnings per Share," specifies the computation, presentation and disclosure requirements for earning per share ("EPS"). All prior period EPS data has

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

5. EARNINGS PER SHARE OF COMMON STOCK (CONTINUED) been restated to conform with SFAS 128. SFAS 128 replaces the presentation of primary and fully diluted EPS with basic and diluted EPS.

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

For the three and nine months ended September 30, 1998 and 1997 the Company had losses from continuing operations.

At September 30, 1998 and 1997, the Company had potentially dilutive shares of common stock of 18,993,000 and 20,103,000, respectively.

6. INVESTMENT IN RDM

In connection with the acquisition of The Actava Group, Inc. on November 1, 1995, RDM Sports Group, Inc. ("RDM") was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995, the Company recorded its investment in RDM to reflect the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million.

On April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation. For the three months ended June 30, 1997 the Company recorded in its results of operations, a reduction in the carrying value of its investment in RDM of $18.0 million and its share of the expected net loss of RDM of $8.2 million.

On June 20, 1997, RDM entered into a $100.0 million revolving and term credit facility (the "RDM Credit Facility"). The RDM Credit Facility was guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder (the "Lenders"), which was obtained for the account of Metromedia Company, and could not be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Credit Facility). In consideration of providing the letter of credit, Metromedia Company was granted warrants to purchase 3 million shares of RDM Common Stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants had a ten year term and are exercisable beginning September 19, 1997. In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia Company offered the Company the opportunity to substitute its letter of credit for Metromedia Company's letter of credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia Company's letter of credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such a payment. As a result of the foregoing, on August 22, 1997, the Lenders declared an Event of Default, as defined under the RDM Credit Facility, and accelerated all amounts outstanding under such facility. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. INVESTMENT IN RDM (CONTINUED)
cases, RDM and its affiliates have proceeded with the liquidation of their assets and properties and discontinued ongoing business operations. The Company does not currently anticipate that it will receive any distributions on account of its RDM common stock or the RDM Warrants. The Company recorded in its results of operations for the three months ended September 30, 1997 a further reduction in the carrying value of RDM of $4.9 million and a loss of $15.0 million on the letter of credit.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM, including the Company, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. The Company believes it has meritorious defenses and plans to vigorously defend these actions.

7. LONG-TERM DEBT

As of June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Credit Agreement. The Company and AmSouth had amended the Snapper Credit Agreement which provided for a reduction of the line of credit from $55.0 million to $51.0 million as of August 13, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998. As of September 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Credit Agreement.

On November 11, 1998, Snapper entered into a Loan and Security Agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial Lender, pursuant to which the Lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's obligations to AmSouth and will also be used for working capital purposes. The Snapper Loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10,000,000 (increasing to $15,000,000 on the occurrence of specified events). The agreements governing the Snapper Loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

8. BUSINESS SEGMENT DATA

The business activities of the Company consist of two business segments and are set forth as of and for the nine months ended September 30, 1998 and 1997 in the following table (in thousands):

                                                                                               1998        1997
                                                                                            ----------  ----------
COMMUNICATIONS GROUP CONSOLIDATED:
Revenues..................................................................................  $   24,351  $   14,924
Depreciation and amortization.............................................................     (10,017)     (6,854)
Operating loss............................................................................     (49,597)    (33,605)
Equity in losses of Joint Ventures........................................................     (15,358)     (7,561)
Gain on sale of Protocall Ventures........................................................       7,091          --
Foreign currency gain (loss)..............................................................           7        (204)
Minority interest.........................................................................       7,422       5,056
Loss before income tax expense (benefit)..................................................     (45,030)    (31,443)
Assets at September 30, 1998 and December 31, 1997........................................     383,064     346,437
Capital expenditures......................................................................  $    6,303  $    4,928
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SNAPPER:
Revenues..................................................................................  $  165,159  $  132,596
Depreciation and amortization.............................................................      (5,478)     (5,208)
Operating loss............................................................................     (12,245)     (9,969)
Loss before income tax expense (benefit)..................................................     (25,119)    (16,841)
Assets at September 30, 1998 and December 31, 1997........................................     123,743     167,858
Capital expenditures......................................................................  $    3,022  $    4,556
                                                                                            ----------  ----------
                                                                                            ----------  ----------
OTHER:
Revenues..................................................................................  $       --  $       --
Depreciation and amortization.............................................................          (5)         (9)
Operating loss............................................................................      (4,498)     (4,248)
Income (loss) before income tax expense (benefit).........................................       6,851     (54,406)
Assets at September 30, 1998 and December 31, 1997, including discontinued operations and eliminations............................................................................  $  167,941  $  274,977
                                                                                            ----------  ----------
                                                                                            ----------  ----------
CONSOLIDATED:
Revenues..................................................................................  $  189,510  $  147,520
Depreciation and amortization.............................................................     (15,500)    (12,071)
Operating loss............................................................................     (66,340)    (47,822)
Equity in losses of Joint Ventures........................................................     (15,358)     (7,561)
Gain on sale of Protocall Ventures........................................................       7,091          --
Foreign currency gain (loss)..............................................................           7        (204)
Minority interest.........................................................................       7,422       5,056
Loss before income tax expense (benefit)..................................................     (63,298)   (102,690)
Assets at September 30, 1998 and December 31, 1997........................................     674,748     789,272
Capital expenditures......................................................................  $    9,325  $    9,484
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The revenues and assets among the Communications Group's lines of business are disclosed in notes 2 and 3.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

8. BUSINESS SEGMENT DATA (continued)
Information about the Communication's Group's operations in different geographic locations as of September 30, 1998 and the three and nine months ended September 30, 1998 is as follows (in thousands):

                                                                                             PERIODS ENDED SEPTEMBER 30, 1998
                                                                                       --------------------------------------------
                                                                                            THREE MONTHS           NINE MONTHS
                                                                                       ----------------------  --------------------
COUNTRY                                                           ASSETS        %       REVENUES        %      REVENUES       %
--------------------------------------------------------------  ----------  ---------  -----------  ---------  ---------  ---------
Austria.......................................................  $    3,867        1.0   $     470         6.1  $     976        4.0
Azerbaijan....................................................       4,203        1.1          --          --         --         --
Belarus.......................................................       2,764        0.7          --          --         --         --
Czech Republic................................................       3,678        1.0         418         5.4        677        2.8
Estonia.......................................................       5,173        1.3         275         3.6        849        3.5
Georgia.......................................................      25,192        6.6         308         4.0        334        1.3
Germany.......................................................       4,579        1.2          20         0.3        148        0.6
Hungary.......................................................       8,636        2.2       2,128        27.5      6,470       26.6
Kazakstan.....................................................       9,986        2.6          --          --         --         --
Latvia........................................................      18,408        4.8         173         2.2        499        2.0
Moldova.......................................................       4,983        1.3          --          --         --         --
Peoples Republic of China.....................................     135,828       35.5          --          --         --         --
Portugal......................................................          --         --          --          --      2,963       12.2
Romania.......................................................      14,471        3.8       1,055        13.7      3,232       13.3
Russia........................................................      14,352        3.8       2,202        28.5      5,811       23.9
Spain.........................................................          --         --          --          --        158        0.6
Ukraine.......................................................         919        0.2          --          --         --         --
United Kingdom................................................       2,276        0.6          --          --        369        1.5
United States.................................................     116,072       30.3(1)        494       6.4      1,382        5.7
Uzbekistan....................................................       5,358        1.4          --          --         --         --
                                                                ----------  ---------  -----------  ---------  ---------  ---------
                                                                $  364,656      100.0   $   7,549       100.0  $  24,351      100.0
                                                                ----------  ---------  -----------  ---------  ---------  ---------
                                                                ----------  ---------  -----------  ---------  ---------  ---------

------------------------

(1) Includes goodwill of $89.4 million.

9. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at September 30, 1998 and December 31, 1997 was $2.2 million and $2.6 million, respectively.

INVENTORIES

Lawn and garden equipment inventories and pager inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out ("LIFO") method. Telecommunications inventories are valued on the weighted-average method.

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

9. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (continued) Inventories consist of the following as of September 30, 1998 and December 31, 1997 (in thousands):

                                                                            1998       1997
                                                                          ---------  ---------
Lawn and garden equipment:
  Raw materials.........................................................  $   6,668  $  11,031
  Finished goods........................................................     49,501     84,523
                                                                          ---------  ---------
                                                                             56,169     95,554
  Less: LIFO reserve....................................................      1,576      1,306
                                                                          ---------  ---------
                                                                             54,593     94,248
                                                                          ---------  ---------
Telecommunications:
  Pagers................................................................        912      1,083
  Telephony.............................................................         --        425
  Cable.................................................................        503        680
                                                                          ---------  ---------
                                                                              1,415      2,188
                                                                          ---------  ---------
                                                                          $  56,008  $  96,436
                                                                          ---------  ---------
                                                                          ---------  ---------

STOCK OPTION PLANS

For the nine months ended September 30, 1998, the Company granted stock options and stock appreciation rights under the 1996 Metromedia International Group, Inc. Incentive Stock Plan, which has resulted in compensation expense of approximately $661,000 included in selling, general and administrative expenses.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expense includes amortization of debt discount of $355,000 and $1.7 million for the three and nine months ended September 30, 1997, respectively.

10. ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 can not be applied retroactively to financial statements of prior periods. The Company anticipates that the adoption of SFAS 133 will not have a material impact on the Company's consolidated financial position and results of operations.

11. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

11. CONTINGENCIES (continued)
Eastern Europe, the republics of the former Soviet Union and China. These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by government bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

In recent months, a number of emerging market economies have suffered significant economic and financial difficulties. In 1998, adverse economic conditions in the Russian Federation resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian Federation government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

The financial crisis and the government's planned response may result in reduced economic activity, a reduction in the availability of credit and the ability to service debt, further increases in interest rates, an increased rate of inflation or hyperinflation, further devaluation of the rouble, restrictions on convertibility of the rouble and movements of hard currency, an increase in the number of bankruptcies of entities, including bank failures, labor unrest and strikes. At this time, it is unclear the extent to which the Russian Federation economic problems will affect the economies of the other countries of the former Soviet Union.

If the economic and financial situation in Russian Federation and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. The Company expects such factors to affect its cable television, paging and radio broadcasting businesses in Russia and Belarus.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U. S. dollar accounts to serve their U. S. dollar obligations, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

11. CONTINGENCIES (continued)
has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

Current Chinese law and regulation prohibits foreign companies and joint ventures in which they participate from providing telehony services to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry As a result the Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which SSF is a provider of telephony equipment, financing and technical services to telecommunications operators and not direct providers of telephone service.

Since July 1998, a number of press reports have stated that China may limit the use of the SSF method to restrict foreign investment in the telecommunications industry, or significantly change the permitted methods and character of investment by foreigners. While there has been no official statement or new regulation, as yet announced, the reports indicate that China may curtail foreign involvement in future projects. Some reports imply that existing joint ventures may be restructured, while other reports indicate that at least some existing ventures will proceed in accordance with their existing terms. As a result, the Communications Group is not now holding discussions regarding new projects in the Chinese telecommunications sector, and the Company believes that no such discussions can be productive until more definitive information is available. In light of the current regulatory uncertainty, the Company is unable to estimate the impact such restrictions, if any, would have on the Communications Group's Chinese Joint Ventures ability to generate significant revenue, cash flow or net income, or whether or when the Company will enter into additional Joint Ventures in China.

The foregoing factors relating to economic and financial conditions in the Russian Federation and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, have not had an effect on the Company's financial condition or results of operations as of and for the nine months ended September 30, 1998. As is noted above, the Company can not yet predict the impact that such factors may have on its financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and the distributable cash flow generated by the telephony networks of China Union on a three month lag and therefore the impact of such factors, if any, are not yet reflected.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods. Certain of these licenses expire over the next several years. One license held or used by the Communications Group will expire during 1998, the license for Radio Juventus, the Company's radio

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

11. CONTINGENCIES (continued)
operation in Hungary. Other licenses held or used by the Communications Group will expire at the end of their terms in future years. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

While there can be no assurance that any license will be renewed at the end of its term, based on past experience, the Communications Group expects to obtain such renewals. In the case of Radio Juventus, the Communications Group is participating in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Company believes that Radio Juventus' prospects for winning such tender, which will be determined by the strength of its bid in the tender, in comparison to the bids of other participants in the tender, are good, although there can be no assurance that Radio Juventus will win the tender.

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

Metromedia International Group, Inc. ("MMG" or the "Company") is a global communications and media company engaged in the development and operation of a variety of communications businesses, including cable television, AM/FM radio broadcasting, paging, cellular telecommunications, international toll calling, fixed telephony and trunked mobile radio, in Eastern Europe, the republics of the former Soviet Union (the "FSU") and the People's Republic of China ("China") and other selected emerging markets, through its Communications Group (the "Communications Group").

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

The Company also wholly owns a subsidiary, Snapper, Inc. ("Snapper"). Snapper manufacturers Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. On April 16, 1998 the Company completed the sale of Landmark Theatre Group ("Landmark") and on July 10, 1997 the Company sold substantially all of its entertainment assets (the "Entertainment Group Sale"). Each transaction was recorded as a discontinuance of a business segment. See note 4 to the Notes to Consolidated Condensed Financial Statements.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (the "Bankruptcy Court"). On February 18, 1998 the Office of the United States Trustee filed a motion to appoint a chapter 11 trustee. RDM and its affiliates subsequently filed a motion to convert the chapter 11 cases to cases under chapter 7 of the Bankruptcy Code. On February 19, 1998, the Bankruptcy Court granted the United States Trustee's motion and ordered that a chapter 11 trustee be appointed. The Bankruptcy Court also ordered that the chapter 11 cases not convert to cases under chapter 7 of the Bankruptcy Code. On February 25, 1998, each of the Company's designees on RDM's Board of Directors submitted a letter of resignation. The chapter 11 trustee is in the process of selling all of RDM's assets to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)
satisfy its obligations to its creditors and the Company believes that it will not receive any distributions in respect of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 55.

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

The Company's financial statements consolidate the accounts and results of operations of 16 of the Communications Group's 44 operating Joint Ventures at September 30, 1998. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See notes 2 and 3 to the "Notes to Consolidated Condensed Financial Statements," of the Company for these Joint Ventures and their summary financial information.

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at September 30, 1998, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at September 30, 1998 (in thousands):

                                                                           AMOUNT                            TOTAL
                                                                         CONTRIBUTED   AMOUNT LOANED      INVESTMENT
                                                                          TO JOINT        TO JOINT         IN JOINT
                                                             COMPANY      VENTURE/        VENTURE/         VENTURE/
JOINT VENTURE (1)                                          OWNERSHIP %   SUBSIDIARY      SUBSIDIARY     SUBSIDIARY (8)
--------------------------------------------------------  -------------  -----------  ----------------  ---------------

CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)................          100%    $   2,405     $      6,427      $     8,832
Viginta (Vilnius, Lithuania) (2)........................           55%          397            2,973            3,370
Kosmos TV (Moscow, Russia)..............................           50%        1,093           12,339           13,432
Baltcom TV (Riga, Latvia)...............................           50%          819           12,389           13,208
Ayety TV (Tbilisi, Georgia).............................           49%          779            8,209            8,988
Kamalak TV (Tashkent, Uzbekistan).......................           50%          400            3,023            3,423
Sun TV (Chisinau, Moldova)..............................           50%          400            7,008            7,408
Alma TV (Almaty, Kazakstan).............................           50%          222            5,476            5,698
Cosmos TV (Minsk, Belarus)..............................           50%          400            3,974            4,374
Teleplus (St. Petersburg, Russia).......................           45%          990            1,152            2,142
                                                                         -----------        --------    ---------------
                                                                              7,905           62,970           70,875
                                                                         -----------        --------    ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)

                                                                           AMOUNT                            TOTAL
                                                                         CONTRIBUTED   AMOUNT LOANED      INVESTMENT
                                                                          TO JOINT        TO JOINT         IN JOINT
                                                             COMPANY      VENTURE/        VENTURE/         VENTURE/
JOINT VENTURE (1)                                          OWNERSHIP %   SUBSIDIARY      SUBSIDIARY     SUBSIDIARY (8)
--------------------------------------------------------  -------------  -----------  ----------------  ---------------
PAGING
Baltcom Paging (Estonia) (2)............................           85%        3,715            2,582            6,297
CNM (Romania) (2).......................................           54%          490           12,602           13,092
Paging One Services (Austria) (2).......................          100%        1,036            9,846           10,882
Baltcom Plus (Latvia)...................................           50%          250            3,068            3,318
Paging One (Georgia)....................................           45%          250            1,521            1,771
Raduga Poisk (Nizhny Novgorod, Russia)..................           45%          330               40              370
PT Page (St. Petersburg, Russia)........................           40%        1,100               23            1,123
Kazpage (Kazakstan) (9).................................        26-41%          521              923            1,444
Kamalak Paging (Tashkent, Samarkand, Bukhara
  and Andijan, Uzbekistan)..............................           50%          435            1,937            2,372
Alma Page (Almaty and Ust-Kamenogorsk,
Kazakstan)..............................................           50%           --            2,108            2,108
Paging Ajara (Batumi, Georgia)..........................           35%           43              273              316
Mobile Telecom (Russia) (11)............................           50%        7,500               --            7,500
Eurodevelopment Ukraine (Kiev and Dnepropetrovsk,
  Ukraine) (13).........................................           51%          800              119              919
                                                                         -----------        --------    ---------------
                                                                             16,470           35,042           51,512
                                                                         -----------        --------    ---------------

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)..................          100%        8,107               --            8,107
SAC (Moscow, Russia) (2)................................           83%          631            2,531            3,162
Radio Skonto (Riga, Latvia) (2).........................           55%          302              153              455
Radio One (Prague, Czech Republic) (2)..................           80%          627              313              940
NewsTalk Radio (Berlin, Germany) (2)....................           85%        2,758            3,947            6,705
Radio Vladivostok, (Vladivostok, Russia) (2)............           51%          267               45              312
Country Radio (Prague, Czech Republic) (2)..............           85%        2,040               --            2,040
Radio Georgia (Tbilisi, Georgia) (2)....................           51%          336              363              699
Eldoradio (formerly Radio Katusha)
  (St. Petersburg, Russia) (2) (5)......................           75%          464              656            1,120
Radio Nika (Socci, Russia)..............................           51%          260               32              292
AS Trio LSL (Estonia) (5)...............................           49%        1,536              402            1,938
                                                                         -----------        --------    ---------------
                                                                             17,328            8,442           25,770
                                                                         -----------        --------    ---------------

INTERNATIONAL TOLL CALLING
Telecom Georgia (Georgia)...............................           30%        2,554               --            2,554
                                                                         -----------        --------    ---------------

TRUNKED MOBILE RADIO (3)
Spectrum (Kazakstan) (10)...............................           33%          200            1,614            1,814
                                                                         -----------        --------    ---------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)

                                                                           AMOUNT                            TOTAL
                                                                         CONTRIBUTED   AMOUNT LOANED      INVESTMENT
                                                                          TO JOINT        TO JOINT         IN JOINT
                                                             COMPANY      VENTURE/        VENTURE/         VENTURE/
JOINT VENTURE (1)                                          OWNERSHIP %   SUBSIDIARY      SUBSIDIARY     SUBSIDIARY (8)
--------------------------------------------------------  -------------  -----------  ----------------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)....................................           22%       13,736               --           13,736
Magticom (Georgia)......................................           35%       12,658               --           12,658
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (6)............................................           41%        9,530           22,380           31,910
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (4) (6)..........................           41%        4,820               --            4,820
                                                                         -----------        --------    ---------------
                                                                             40,744           22,380           63,124
                                                                         -----------        --------    ---------------

FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
  (Sichuan Province, China) (4) (7).....................           54%       11,087            6,831           17,918
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China) (4) (7)...............           54%       13,581               --           13,581
Instaphone (Kazakstan)..................................           50%            4            1,560            1,564
Caspian American Telecommunications (Azerbaijan) (4)
  (12)..................................................           38%        4,873               --            4,873
                                                                         -----------        --------    ---------------
                                                                             29,545            8,391           37,936
                                                                         -----------        --------    ---------------
    TOTAL...............................................                  $ 114,746     $    138,839      $   253,585
                                                                         -----------        --------    ---------------
                                                                         -----------        --------    ---------------

------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group retained Protocall Ventures Limited's interest in Spectrum. The Communications Group recorded a gain of approximately $7.1 million on the sale.

(4) Pre-operational systems as of September 30, 1998.

(5) Eldoradio includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes four radio stations operating in various cities throughout Estonia.

(6) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom (a Chinese telecommunications operator) of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator.

(7) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications are supporting the development by China Unicom of fixed-line, Public Service Telephone Networks

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)
    ("PSTNs") in Sichuan Province and Chongqing Municipality, China, respectively. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator.

(8) Total investment does not include any incurred losses.

(9) Kazpage is comprised of a service entity and 10 paging Joint Ventures that provide services in Kazakstan. The Company's interest in the Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the Joint Ventures. The results of operations of the service entity are consolidated with the Company's financial statements.

(10) In April 1998, Spectrum and its shareholders, including the Communications Group, completed a transaction pursuant to which the European Bank for Reconstruction and Development ("EBRD") and the Fund New Europe ("FNE") purchased 30% and 3%, respectively, of the shares of Spectrum in return for making equity contributions to Spectrum of $181,800 and $18,200, respectively. In connection with such investment, the EBRD has agreed to make a loan of up to $2.0%million to Spectrum. In addition, the EBRD and FNE were provided the right to put their shares back to Spectrum at a price equal to four times earnings before interest, tax and depreciation for the year preceding the put, multiplied by a fraction, the numerator of which is the number of shares held by either the EBRD or FNE and the denominator of which is all issued shares. The put may be exercised at any time starting 6 years after the date of the transaction. As part of the Company's sale of Protocall Ventures Limited, in July 1998, the Company increased its ownership interest in Spectrum to 33%.

(11) The Company's purchase of Mobile Telecom closed during September 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made on either February 14, 1999 and February 14, 2000, or on February 14, 2000 and February 14, 2001, as may be determined by the seller. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a pager distribution company for $500,000.

(12) As of August 1998, the Communications Group owns a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

(13) In September 1998, the Communication Group acquired a 51% interest in Eurodevelopment Ukraine, a company that provides paging services in the Ukraine. The Communication Group's partner in Eurodevelopment Ukraine has the right to purchase from the Communications Group 2% of Eurodevelopment Ukraine in the event such partner provides Eurodevelopment Ukraine with an additional $3.0 million in credit in 1999 on terms agreed with the Communications Group. Such partner must notify the Communications Group of its intention to exercise such right by January 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)
The following table summarizes by country, the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's Joint Ventures and subsidiaries at September 30, 1998 (in thousands):

                                                  AMOUNT CONTRIBUTED TO    AMOUNT LOANED TO      TOTAL INVESTMENT IN
                                                     JOINT VENTURE/         JOINT VENTURE/         JOINT VENTURE/
                                                       SUBSIDIARY             SUBSIDIARY             SUBSIDIARY
                                                  ---------------------  ---------------------  ---------------------
COUNTRY                                             AMOUNT        %        AMOUNT        %        AMOUNT        %
------------------------------------------------  ----------  ---------  ----------  ---------  ----------  ---------
Austria.........................................  $    1,036        0.9  $    9,846        7.1  $   10,882        4.3
Azerbaijan......................................       4,873        4.3          --         --       4,873        1.9
Belarus.........................................         400        0.4       3,974        2.9       4,374        1.7
Czech Republic..................................       2,667        2.3         313        0.2       2,980        1.2
Estonia.........................................       5,251        4.6       2,984        2.2       8,235        3.3
Georgia.........................................      16,620       14.4      10,366        7.5      26,986       10.6
Germany.........................................       2,758        2.4       3,947        2.8       6,705        2.6
Hungary.........................................       8,107        7.1          --         --       8,107        3.2
Kazakstan.......................................         947        0.9      11,681        8.4      12,628        5.0
Latvia..........................................      15,107       13.2      15,610       11.3      30,717       12.1
Lithuania.......................................         397        0.3       2,973        2.1       3,370        1.3
Moldova.........................................         400        0.3       7,008        5.0       7,408        2.9
Peoples Republic of China.......................      39,018       34.0      29,211       21.0      68,229       26.9
Romania.........................................       2,895        2.5      19,029       13.7      21,924        8.7
Russia..........................................      12,635       11.0      16,818       12.1      29,453       11.6
Ukraine.........................................         800        0.7         119        0.1         919        0.4
Uzbekistan......................................         835        0.7       4,960        3.6       5,795        2.3
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  $  114,746      100.0  $  138,839      100.0  $  253,585      100.0
                                                  ----------  ---------  ----------  ---------  ----------  ---------
                                                  ----------  ---------  ----------  ---------  ----------  ---------

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

The following table sets forth the operating results for the three and nine months ended September 30, 1998 and 1997 of the Company's Communications Group and lawn and garden products segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
OPERATIONS. (CONTINUED)
                              SEGMENT INFORMATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS TABLE
                                 (IN THOUSANDS)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       ----------------------------  ----------------------------
                                                       SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                           1998           1997           1998           1997
                                                       -------------  -------------  -------------  -------------
COMMUNICATIONS GROUP:
  Revenues...........................................    $   7,722      $   5,772      $  24,351      $  14,924
  Cost of sales and operating expenses...............       (1,288)          (491)        (4,204)        (1,837)
  Selling, general and administrative................      (18,407)       (13,290)       (59,727)       (39,838)
  Depreciation and amortization......................       (3,301)        (2,567)       (10,017)        (6,854)
                                                       -------------  -------------  -------------  -------------
    Operating loss...................................      (15,274)       (10,576)       (49,597)       (33,605)
  Equity in losses of Joint Ventures.................       (3,800)        (5,376)       (15,358)        (7,561)
  Gain on sale of Protocall Ventures.................        7,091             --          7,091             --
  Foreign currency gain (loss).......................         (314)            27              7           (204)
  Minority interest..................................        1,937          2,429          7,422          5,056
                                                       -------------  -------------  -------------  -------------
                                                           (10,360)       (13,496)       (50,435)       (36,314)
SNAPPER:
  Revenues...........................................       47,330         30,773        165,159        132,596
  Cost of sales and operating expenses...............      (36,994)       (21,520)      (120,511)       (89,656)
  Selling, general and administrative................      (17,707)       (16,358)       (51,415)       (47,701)
  Depreciation and amortization......................       (1,756)        (1,404)        (5,478)        (5,208)
                                                       -------------  -------------  -------------  -------------
    Operating loss...................................       (9,127)        (8,509)       (12,245)        (9,969)
CORPORATE HEADQUARTERS AND ELIMINATIONS:
  Revenues...........................................           --             --             --             --
  Cost of sales and operating expenses...............           --             --             --             --
  Selling, general and administrative................       (1,602)        (1,742)        (4,493)        (4,239)
  Depreciation and amortization......................           (1)            (3)            (5)            (9)
                                                       -------------  -------------  -------------  -------------
    Operating loss...................................       (1,603)        (1,745)        (4,498)        (4,248)
CONSOLIDATED:
  Revenues...........................................       55,052         36,545        189,510        147,520
  Cost of sales and operating expenses...............      (38,282)       (22,011)      (124,715)       (91,493)
  Selling, general and administrative................      (37,716)       (31,390)      (115,635)       (91,778)
  Depreciation and amortization......................       (5,058)        (3,974)       (15,500)       (12,071)
                                                       -------------  -------------  -------------  -------------
    Operating loss...................................      (26,004)       (20,830)       (66,340)       (47,822)
Interest expense.....................................       (2,927)        (4,417)       (12,487)       (16,463)
Interest income......................................        5,241          4,560         16,367          9,360
Equity in losses of Joint Ventures...................       (3,800)        (5,376)       (15,358)        (7,561)
Gain on sale of Protocall Ventures...................        7,091             --          7,091             --
Equity in losses of and writedown of investment in
  RDM Sports Group, Inc..............................           --        (19,934)            --        (45,056)
Foreign currency gain (loss).........................         (314)            27              7           (204)
Income tax (expense) benefit.........................         (573)        12,262         (1,203)        11,948
Minority interest....................................        1,937          2,429          7,422          5,056
Discontinued operations..............................           --        269,072          5,267        234,405
Extraordinary items..................................           --        (13,598)            --        (14,692)
                                                       -------------  -------------  -------------  -------------
Net income (loss)....................................    $ (19,349)     $ 224,195      $ (59,234)     $ 128,971
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

MMG CONSOLIDATED--RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997.

For the three months ended September 30, 1998 net loss was $19.3 million as compared to a net income of $224.2 million for the comparable period in the prior year. Net loss for the three months ended September 30, 1998 includes the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures. The net income for the three months ended September 30, 1997 includes the gain on the Entertainment Group Sale of $266.3 million, an extraordinary loss of $13.6 million relating to the early extinguishment of the Company's debentures and a further writedown of the investment in RDM of $19.9 million.

Operating loss increased to $26.0 million for the three months ended September 30, 1998 from $20.8 million for the three months ended September 30, 1997. The increase in operating loss is due to increases in Snapper's operating loss of $618,000 and increases in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe, the FSU and China.

Interest expense decreased $1.5 million to $2.9 million for the three months ended September 30, 1998. The decrease in interest expense was due to the repayment of debt at corporate headquarters in August 1997, partially offset by an increase in borrowings at Snapper.

Interest income increased $681,000 to $5.2 million for the three months ended September 30, 1998, principally from funds invested at corporate headquarters due to cash from the Preferred Stock offering in September 1997 and the sale of Landmark in April 1998.

The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain on the Entertainment Group sale.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

Net loss was $59.2 million for the nine months ended September 30, 1998. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million and the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures. For the nine months ended September 30, 1997 net income was $129.0 million. The net income for the nine months ended September 30, 1997 includes the gain on the Entertainment Group Sale of $266.3 million and losses from the discontinued operations of $31.9 million, an extraordinary loss of $13.6 million relating to the early extinguishment of the Company's debentures and equity loss and a further writedown of the investment in RDM amounting to $45.1 million.

Operating loss increased to $66.3 million for the nine months ended September 30, 1998 from $47.8 million for the nine months ended September 30, 1997. The increase in operating loss reflects an increase in operating losses at Snapper of $2.3 million, nine months of operations in 1998 as compared to seven months of operations in 1997 for the Communications Group's Joint Ventures in China and an increase in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe and the FSU.

Interest expense decreased $4.0 million to $12.5 million for the nine months ended September 30, 1998. The decrease in interest expense was due to the repayment of debt at corporate headquarters in March and August 1997, partially offset by an increase in borrowings at Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
Interest income increased $7.0 million to $16.4 million, principally from funds invested at corporate headquarters due to the cash from the Preferred Stock offering in September 1997 and the sale of Landmark in April 1998.

The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain of the Entertainment Group sale.

COMMUNICATIONS GROUP--RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997.

REVENUES

Revenues increased to $7.7 million for the three months ended September 30, 1998 from $5.8 million for the three months ended September 30, 1997. The growth in revenue of the consolidated Joint Ventures has resulted primarily from the increase in radio operations in Russia, the increase in cable operations in Romania, and the increase in paging operations in Austria. Revenues from radio broadcasting operations in Russia increased to $2.2 million and from $1.1 million for the three months ended September 30, 1998 and 1997, respectively. Revenues from cable television operations in Romania increased to $684,000 from $331,000 for the three months ended September 30, 1998 and 1997, respectively. Revenues from paging operations in Austria increased by $347,000 from the third quarter of 1997 to the third quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $5.1 million or 39% for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. In addition, increased staffing has been necessary at the radio broadcasting stations, cable television operations and paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.3 million from $2.6 million. The increase is primarily the result of the increased number of consolidated joint ventures with depreciable fixed assets.

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in the third quarter of 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe, the FSU and the distributable cash flow of the telephony networks of China Unicom for the three months ended June 30, 1998 and 1997, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $25.5 million in the third quarter of 1998, compared to $17.9 million in the third quarter of 1997. The Communications Group recognized equity in losses of its Joint Ventures of approximately $3.2 million in the third quarter of 1998, compared to $3.8 million in the third quarter of 1997.

The decrease in equity in the losses of the Joint Ventures of $600,000 from the three months ended September 30, 1997 to the three months ended September 30, 1998, is primarily attributable to (i) adjustment of the allocation of equity losses taken related to the Latvian GSM venture resulting in a $1.5 million increase in equity income in the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 and (ii) increased equity income of the international toll calling venture in Georgia of $1.3 million offset by (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $1.1 million, and (ii) $1.1 million increased loss from cable operations in Russia.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China amounted to $621,000 for the three months ended September 30, 1998 as compared to losses of $1.6 million for the same period in 1997. The majority of these third quarter losses arise from the absence of any Joint Venture revenues during the pre-operational state of the projects each Joint Venture supports. Since September 30, 1997, the Company launched two new Joint Ventures, both of which were still pre-operational as of September 30, 1998. These new Joint Ventures contributed $115,000 of the third quarter 1998 losses. The Company's fixed line telephone network Joint Venture in Sichuan Province also is pre-operational as of September 30, 1998, but network construction activity which precedes the planned service launch in late 1998 was aggressive throughout third quarter. This Joint Venture contributed $299,000 of the 1998 third quarter losses. The Company's only operational Joint Venture in China, supporting the Ningbo City GSM network, recorded third quarter losses of $207,000. The Ningbo City project generated $980,000 in third quarter revenues to the Joint Venture, but this was not yet sufficient to overcome the Joint Venture's $1.2 million of amortization and interest expenses during the same period. Amortization and interest, accounted for 92% of the Joint Venture's total expenses. These expenses will remain essentially constant as the Joint Venture's revenues grow.

MINORITY INTEREST

Losses allocable to minority interests decreased to $1.9 million in the third quarter of 1998 from $2.4 million in the third quarter of 1997. The loss attributable to minority shareholders in 1997 included amounts specifically attributable to minority shareholders which were not included in the current year.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

REVENUES

Revenues increased to $24.4 million for the nine months ended September 30, 1998 from $14.9 million for the nine months ended September 30, 1997. The growth in revenue of the consolidated Joint Ventures has resulted primarily from trunked mobile radio operations of Protocall Ventures in Portugal and Spain, the increase in radio operations in Russia, the increase in cable operations in Romania, and the increase in paging operations in Austria. Trunked mobile radio operations were first consolidated upon the purchase of an additional interest in operations in Portugal during the fourth quarter of 1997 and increased through

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) the purchase of an additional interest in operations in Spain during the first quarter of 1998. The revenue from trunked mobile radio operations was $3.2 million in the first six months of 1998. In July 1998, the Communications Group sold its share of Protocall Ventures. Revenues from radio broadcasting operations in Russia increased to $5.8 million from $3.2 million for the nine months ended September 30, 1998 and 1997, respectively. Revenues from cable television operations in Romania increased to $2.0 million from $561,000 for the nine months ended September 30, 1998 and 1997, respectively. Revenues from paging operations in Austria increased by $797,000 from the first nine months of 1997 to the first nine months of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased by $19.9 million or 50% for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase relates to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. In addition, increased staffing has been necessary at the radio broadcasting stations, cable television operations and paging operations.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $10.0 million from $6.9 million. The increase is primarily the result of the increased number of consolidated joint ventures with depreciable fixed assets.

EQUITY IN LOSSES OF JOINT VENTURES

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet and reflects generally only its proportionate share of income or losses of the Joint Ventures in its statement of operations. The losses recorded in the first nine months of 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe and the FSU and the distributable cash flow of the telephony networks of China Unicom for the nine months ended June 30, 1998 and 1997, respectively. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture since the Communications Group is generally the sole funding source of the Joint Ventures.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Revenues generated by unconsolidated Joint Ventures were $71.6 million in the first nine months of 1998, compared to $49.7 million in the first nine months of 1997. The Communications Group recognized equity in losses of its Joint Ventures of approximately $13.3 million in the first nine months of 1998, compared to $6.0 million in the first nine months of 1997.

The increase in equity in the losses of the Joint Ventures of $7.3 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 is primarily attributable to (i) the commencement of operations of the Communications Group's Georgian GSM venture which increased the loss by $4.0 million, (ii) decreased equity income of the international toll calling venture in Georgia of $1.5 million, (iii) increased losses of $2 million from the cable operation in Moscow, (iv) increased losses of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
$696,000 and $641,000 from the cable operations in Latvia and Georgia, (v) offset by an adjustment of the allocation of equity losses taken related to the Latvian GSM venture resulting in a $1.5 million increase in equity income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

CHINA

Equity in losses of the Communications Group's Joint Ventures in China amounted to $2.1 million for the nine months ended September 30, 1998 as compared to losses of $1.6 million for the same period in 1997. The majority of these year to date 1998 losses arise from the absence of any Joint Venture revenues during the pre-operational state of the projects each Joint Venture supports. Since September 30, 1997, the Company launched two new Joint Ventures, both of which were still pre-operational as of September 30, 1998. These new Joint Ventures contributed $497,000 of the reported year to date 1998 losses. The Company's fixed line telephone network Joint Venture in Sichuan Province also remained pre-operational as of September 30, 1998, but network construction activity which precedes the planned service launch in late 1998 was aggressive throughout the year. This Joint Venture contributed $587,000 of the reported year to date 1998 losses. The Company's only operational Joint Venture in China, supporting the Ningbo City GSM network, recorded year to date 1998 losses of $1.0 million. The Ningbo City project generated $2.4 million in year to date 1998 revenues to the Joint Venture, but this was not yet sufficient to overcome the Joint Venture's $3.4 million of amortization and interest expenses during the same period. Amortization and interest accounted for 95% of the Joint Venture's total expenses. These expenses will remain essentially constant as the Joint Venture's revenues grow.

MINORITY INTEREST

Losses allocable to minority interests increased to $7.4 million for the nine months ended September 30, 1998 from $5.1 million for the nine months ended September 30, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997.

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

Total revenues for the Communications Group's cable television, paging, radio broadcasting, cellular telecommunications, international toll calling and trunked mobile radio businesses were $32.5 million and $23.3 million in the three months ended September 30, 1998 and 1997, respectively. The percentage increase in revenues was 39%. Combined operating loss for all of the Communication Group's businesses were $1.9 million and $1.0 million in the three months ended September 30, 1998 and 1997, respectively.

Cable television revenues were $7.7 million and $6.5 million in the third quarter of 1998 and 1997, respectively, an increase of 18%. Total subscribers increased from 169,033 at September 30, 1997 to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
291,664 at September 30, 1998. Combined operating losses for cable television were $1.2 million and $1.6 million in the three months ended September 30, 1998 and 1997, respectively. Included in operating losses in the third quarters of 1998 and 1997 were depreciation and amortization charges of $3.9 million and $2.6 million, respectively.

Subscriber growth and revenue increases from cable television were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package. The revenue increases were most significant at operations in Kazakstan, Moldova and Romania. The decrease in operating loss in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 was primarily attributable to improved operating results realized at the ventures in Kazakstan and Uzbekistan that resulted from increased subscriber growth coupled with cost containment initiatives.

The Communications Group is intentionally slowing the growth in its Belarus cable television Joint Venture, Cosmos TV, as a result of new regulations instituted by various governmental ministries which may adversely affect the operations of the Joint Venture.

Paging revenues were $4.5 million in the third quarter of 1998 and $3.5 million in the third quarter of 1997. This represents an increase of 29%. Total subscribers increased from 53,321 at September 30, 1997 to 122,166 at September 30, 1998. Combined operating losses for paging were $1.5 million and $326,000 in the third quarter of 1998 and the third quarter of 1997, respectively. Included in operating losses in the three months ended September 30, 1998 and 1997 were depreciation and amortization charges of $732,000 and $405,000, respectively.

During the third quarter of 1998, revenue and subscriber growth were primarily attributable to the acquisition of a paging operation in Moscow, Russia. The operating loss in the three months ended September 30, 1998 was primarily comprised of operating losses of $796,000, $333,000 and $250,000 at paging operations in Austria, Romania and Estonia, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce Calling Party Pays service. Calling Party Pays subscribers are not required to pay a monthly fee for service. Instead, the calling party sending the paging message is required to call a toll line for which the calling party is billed by the local telephone company. The joint venture then receives a fee from the local telephone company for each call made to the pager.

Radio broadcasting revenues were $5.6 million in the third quarter of 1998 and $4.8 million in the third quarter of 1997, an increase of 17%. Combined operating income from radio broadcasting was at break-even and $2.8 million in the three months ended September 30, 1998 and 1997, respectively. Included in operating income in the third quarter of 1998 and 1997 were depreciation and amortization charges of $395,000 and $109,000, respectively.

The revenue growth is due to increases in the number of advertising spots sold and increases in the price of the advertising spots. The ability to sell additional spots at a higher rate is dependent on an increase in audience ratings. The Company has increased its audience share through the use of market research to determine programming formats and marketing strategies, including employing U.S. trained sales managers. The increase was partially offset by a decrease in revenue at the radio operation in Hungary. This was the result of increased competition from television and from a new national radio network.

For the three months ended September 30, 1998, operating income includes losses of $1.7 million attributable to increased programming and other expenses associated with the News Talk format at the radio station in Berlin, which was acquired during the third quarter of 1997. The News Talk format has more start-up costs than traditional music radio stations, however, the Communications Group expects to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) achieve its targeted rate of return through its future operation of the radio station. Also included is a decrease in operating income of $1.8 million attributable to the effects of increased competition experienced by the radio station in Hungary.

Telephony revenues were $14.6 million in the third quarter of 1998 and $8.5 million in the third quarter of 1997. This represents an increase of 72%. Total subscribers increased from 17,919 at September 30, 1997 to 42,444 at September 30, 1998. International toll calling revenues were $7.4 million in the third quarter of 1998 compared to $6.4 million in the third quarter of 1997. Trunked mobile radio revenues were $908,000 and $1.2 million in the three months ended September 30, 1998 and 1997, respectively. Cellular telecommunications revenues were $6.3 million in the third quarter of 1998 versus $913,000 in the third quarter of 1997.

Combined operating income (loss) for telephony was $844,000 and ($1.9) million in the third quarter of 1998 and in the third quarter of 1997, respectively. Included in operating income (loss) in the third quarter of 1998 and 1997 were depreciation and amortization charges of $3.1 million and $1.3 million, respectively. Operating income from international toll calling operations was $3.0 million and $2.0 million in the third quarter of 1998 and 1997, respectively. Trunked mobile radio's operating losses were $716,000 and $916,000 in three months ended September 30, 1998 and 1997, and the operating losses for cellular telecommunications were $1.2 million and $2.9 million in the third quarters of 1998 and 1997, respectively. Operating losses from fixed telephony were $255,000 in the third quarter of 1998.

International toll calling revenue is generated at the joint venture in Georgia, which handles international calls inbound to and outbound from the Republic of Georgia. The increase in toll calling revenues were primarily attributable to interconnection agreements with cellular phone providers that were not in service in 1997. Decreased trunked mobile radio revenue was due to the sale of the Communication Group's interest in Protocall Ventures Limited during July 1998. As part of the sale, the Communications Group's trunked mobile radio ventures in Western Europe were sold. The Communications Group retained an interest in the trunked mobile radio joint venture in Kazakstan. The operating loss for cellular telecommunications reflects the operating results of its operations in Latvia and Georgia, which commenced operations in April 1997 and September 1997, respectively. The Communications Group expects these start-up operations to incur losses for the near term.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

ANALYSIS OF COMBINED RESULTS OF OPERATIONS

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

Total revenues for the Communications Group's cable television, paging, radio broadcasting, cellular telecommunications, international toll calling and trunked mobile radio businesses were $94.2 million and $63.5 million in the first nine months of 1998 and 1997, respectively. The percentage increase in revenues was 48%. Combined operating income (loss) for all of the Communication Group's businesses were ($13.6) million and $3.6 million in the first nine months of 1998 and 1997, respectively.

Cable television revenues were $23.3 million and $17.0 million in the first nine months of 1998 and 1997, respectively, an increase of 37%. Total subscribers increased from 169,033 at September 30, 1997 to 291,664 at September 30, 1998. Combined operating losses for cable television were $4.6 million and $2.7 million in the first nine months of 1998 and 1997, respectively. Included in operating losses in the first nine months of 1998 and 1997 were depreciation and amortization charges of $10.0 million and $6.7 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
Subscriber growth and revenue increases from cable television were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package, coupled with acquisitions of systems in Moldova and Romania. The increase in operating loss in the first nine months of 1998 as compared to the first nine months of 1997 was primarily attributable to operating losses at Joint Ventures that recently became operational in St. Petersburg and Romania, as well as additional marketing and programming costs incurred at operations in Moscow and Latvia, respectively. In addition, the Communications Group's operations in Georgia and Latvia have experienced increased competition which has adversely affected operating results in the first nine months of 1998. The Communications Group is intentionally slowing the growth in its Belarus cable television Joint Venture, Cosmos TV, as a result of new regulations instituted by various governmental ministries which may adversely affect the operations of the Joint Venture.

Paging revenues were $13.5 million in the first nine months of 1998 and $9.6 million in the first nine months of 1997. This represents an increase of 41%. Total subscribers increased from 53,321 at September 30, 1997 to 122,166 at September 30, 1998. Combined operating losses for paging were $6.6 million and $2.4 in the nine months ended September 30, 1998 and 1997, respectively. Included in operating losses in the first nine months of 1998 and 1997 were depreciation and amortization charges of $2.2 million and $1.2 million, respectively.

During the first nine months of 1998, revenue and subscriber growth were partially attributable to the acquisition of a paging operation in Moscow, Russia. Additionally, revenue growth was partially attributable to increases of approximately $617,000, $797,000 and $679,000 at paging operations in St. Petersburg, Russia, Vienna, Austria, and Kazakstan, respectively. The operating loss in the first nine months of 1998 was primarily comprised of operating losses of $1.7 million, $1.3 million, $826,000 and $430,000 at paging operations in Austria, Romania, Estonia and Latvia, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce Calling Party Pays service. Calling Party Pay subscribers are not required to pay a monthly fee for service. Instead the calling party sending the paging message is required to call a toll line for which the calling party is billed by the local telephone company. The joint venture then receives a fee from the local telephone company for each call made to the pager.

Radio broadcasting revenues were $15.3 million in the first nine months of 1998 and $11.5 million in the first nine months of 1997, an increase of 33%. Combined operating income from radio broadcasting was at break-even and $4.2 million in the first nine months of 1998 and the first nine months of 1997, respectively. Included in operating income in the nine months ended September 30, 1998 and the nine months ended September 30, 1997 were depreciation and amortization charges of $1.1 million and $256,000, respectively. The revenue growth is due to increases in the number of advertising spots sold and increases in the price of the advertising spots. The ability to sell additional spots at a higher rate is dependent on an increase in audience ratings. The Company has increased its audience share through the use of market research to determine programming formats and marketing strategies, including employing U.S. trained sales managers. The increase was partially offset by a decrease in revenue at the radio operation in Hungary. This was the result of increased competition from television and from a new national radio network.

For the nine months ended September 30, 1998, operating income includes a loss of $3.8 million attributable to increased programming and other expenses associated with the News Talk format at the radio station in Berlin, which was acquired during the third quarter of 1997. The News Talk format has more start-up costs than traditional music radio stations, however, the Communications Group expects to achieve its targeted rate of return through its future operation of the radio station. Also included is a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) decrease in operating income of $1.8 million attributable to the effects of increased competition experienced by the radio station in Hungary.

Telephony revenues were $42.1 million in the first nine months of 1998 and $25.4 million in the first nine months of 1997. This represents an increase of 66%. Total subscribers increased from 17,919 at September 30, 1997 to 42,444 at September 30, 1998. International toll calling revenues were $21.1 million in the nine months ended September 30, 1998 compared to $21.4 million in the nine months ended September 30, 1997. Trunked mobile radio revenues were $5.9 million and $3.0 million in the first nine months of 1998 and the first nine months of 1997, respectively. Cellular telecommunications revenues were $15.2 million in the first nine months of 1998 versus $1.0 million in the first nine months of 1997.

Combined operating income (loss) for telephony was ($2.5) million and $4.5 million in the first nine months of 1998 and in the first nine months of 1997, respectively. Included in operating income (loss) in the nine months ended September 30, 1998 and 1997 were depreciation and amortization charges of $9.7 million and $2.4 million, respectively. This increase is attributable to an increased amount of assets in service at the cellular providers in Georgia and Latvia. Operating income from international toll calling operations was $6.1 million and $11.6 million in the first nine months of 1998 and in the first nine months of 1997, respectively. Trunked mobile radio's operating losses were $2.5 million and $2.7 million in the nine months ended September 30, 1998 and 1997, respectively and the operating losses for cellular telecommunications were $5.8 million and $4.4 million in the first nine months of 1998 and 1997, respectively. Operating losses from fixed telephony were $255,000 in the nine months ended September 30, 1998.

International toll calling revenue is generated at the joint venture in Georgia, which handles international calls inbound to and outbound from the Republic of Georgia. Although minutes of use increased during the first nine months of 1998 as compared to the first nine months of 1997, revenue and operating income in the first nine months of 1998 decreased due to the change in the incoming and outgoing mix in telephone traffic and the contractual reductions in termination accounting rates in its international settlement agreements for traffic with its overseas carriers. In addition, payments made to local carriers for call terminations increased during 1998. Operating income in the first nine months of 1997 included the impact of favorable settlements, of approximately $2.0 million, with international carriers for costs related to 1996 call revenues. Increased trunked mobile radio revenue was primarily due to an increase of approximately $1.4 million realized at the Portugal operations of Protocall Ventures. In July 1998, the Communications Group sold its share of Protocall Ventures. As part of the sale, the Communications Group's trunked mobile radio Joint Ventures in Western Europe were sold. The Communications Group retained an interest in the remaining Joint Venture in Kazakstan. The operating loss for cellular telecommunications reflects the operating results of its operations in Latvia and Georgia, which commenced operations in April 1997 and September 1997, respectively. The Communications Group expects these start-up operations to incur losses for the near term.

INFLATION AND FOREIGN CURRENCY

Certain of the Communications Group's subsidiaries and Joint Ventures operate in countries where the rate of inflation is extremely high relative to that in the United States. While the Communications Group's subsidiaries and Joint Ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's subsidiaries and Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a subsidiary or a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

SNAPPER--RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER
  30, 1997.

REVENUES

Snapper's 1998 third quarter sales in 1998 were $47.3 million compared to $30.8 million in 1997. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales were lower in 1997 due to $17.3 million of sales reductions for repurchases of certain distributor inventory.

Gross profit during 1998 was $10.3 million compared to $9.3 million in 1997. The 1997 lower gross profit results were caused by lower sales noted above. The 1998 gross profit includes a $2.7 million inventory writedown for excess parts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $17.7 million in 1998 compared to $16.4 million in 1997. The 1998 period expenses were higher due to sales commissions of $500,000 from increased sales during the period and advertising expenses were up $500,000 related to a one time credit received in 1997. In addition, Snapper accrued $1.3 million for estimated legal fees related to distributor repurchases completed prior to 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization charges were $1.8 million for 1998 and $1.4 million for 1997. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

OPERATING LOSS

In 1998, Snapper experienced an operating loss of $9.1 million as compared to a 1997 operating loss of $8.5 million during the quarter. The 1998 operating loss was the result of higher advertising and distribution costs as noted above as well as selling through older equipment repurchases at lower gross profit margins. The 1997 operating loss was the result of unseasonably cool weather during the first two months of the period and the acquisition of the distributorships' inventory during the period.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

REVENUES

For the nine months ended September 30, 1998 Snapper sales were $165.2 million, compared to $132.6 million for the same period in 1997. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales were lower in 1997 due to unseasonably cool weather during April and May, as well as $23.6 million of sales reductions in 1997 due to repurchases of certain distributor inventory.

Gross profit during the period was $44.6 million and $42.9 million for 1998 and 1997, respectively. The 1998 gross profit percentage decreased due to sales of older equipment during the period at special pricing to help eliminate older inventory acquired in the distributor repurchases during 1997 and a $2.7 million inventory writedown for excess parts in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 1998 and 1997 were $51.4 million and $47.7 million, respectively. The 1998 distribution expenses were $3.7 million higher than 1997 due to $600,000 in additional cost for two warehouses included in all of 1998 but not added until the third quarter of 1997 and $600,000 in additional freight costs due to increased sales. In addition, Snapper accrued $1.3 million in 1998 for estimated legal fees related to distributor repurchases completed prior to 1997. In addition to normal selling, general and administrative expenses, 1997 expenses reflect inventory repurchases expenditures related to seven large distributorship repurchases during the second and third quarters.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization charges for the period were $5.5 million and $5.2 million for 1998 and 1997, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

OPERATING LOSS

Snapper had an operating loss of $12.2 million in 1998 and $10.0 million in 1997. The 1998 operating loss was the result of higher distribution and legal costs as noted above as well as selling through older equipment repurchases at lower gross profit margins. The 1997 loss was the result of unseasonably cool weather during April and May and the acquisition of the distributorship inventory during the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7 1/4% Cumulative Convertible Preferred Stock ("Preferred Stock") in either cash or Common Stock. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. During 1998, the Company has paid the first three quarterly dividends of the Preferred Stock in cash.

Since each of the Communications Group's Joint Ventures operates businesses, such as cable television, fixed telephony, paging and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the near term.

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

COMMUNICATIONS GROUP

The Communications Group has invested significantly (in cash or equipment through capital contributions, loans and management assistance and training) in its Joint Ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new wireless telecommunications opportunities in selected emerging markets. The Communications Group and virtually all of its Joint Ventures are experiencing continuing losses and negative operating cash flow since many of the businesses are in the development and start-up phase of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
For the nine months ended September 30, 1998, the Communications Group's primary source of funds was from the Company in the form of non-interest bearing inter-company loans.

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

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 1998, the Communications Group was committed to provide funding under the various charter fund agreements and credit lines in an aggregate amount of approximately $164.6 million, of which $18.7 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. To the extent that the Communications Group does not approve a Joint Venture's business plan, the Communications Group is not required to provide funds to the Joint Venture under the credit line.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for wireless cable and radio broadcasting and by offering additional services and options for paging and telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in wireless subscriber equipment technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or will return capital at any time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

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

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM entered into certain agreements with the European Bank for Reconstruction and Development ("EBRD") pursuant to which the EBRD agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to EBRD funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by EBRD which amount has been provided. In August 1998, the EBRD and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Northern Telecom, B.V. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Northern Telecom, B.V., if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the EBRD in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Northern Telecom, N.V. plus interest payable on the financing.

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

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. ("Motorola") pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to an amount equal to $15.0 million. Interest on the financed amount accrues at 6-month LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was amended and Motorola agreed to make available an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%. The Company has guaranteed Magticom's repayment obligation to Motorola, under such amendment to Motorola. The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owned to such partners is subordinated to Motorola.

In January 1998, the Communications Group entered into a loan agreement with DSC Finance Corporation ("DSC") pursuant to which DSC agreed to finance 50% of the equipment it provides to the Communications Group up to $35.0 million. In June 1998, the Company agreed to guarantee the Communications Group's obligation to repay DSC under such loan agreement.

As of August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expense in accordance with CAT's business plans. The Communications Group is obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5 million in accordance with CAT's business plan.

As part of the transaction, the Communications Group has sold a 17.12% participation in the $36.5 million loan to AIG Silk Road Fund, LTd., ("AIG") which requires AIG to provide the Communications Group 17.12% of the funds to be provided under the loan agreement and entitles AIG to 17.12% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from AIG in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group has provided AIG the right to put its 15.70% ownership interest in Omni-Metromedia and to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by AIG's percentage ownership interest.

As part of its investment in Tyumen Ruskom announced in November 1998 the Communications Group agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. ("Ericsson") for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned Joint Venture, Tyumen Ruskom. Tyumen Ruskom is purchasing a DAMPS cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has agreed to make a $1.7 million equity contribution to Tyumen Ruskom and to lend the joint venture up to $4.0 million for startup costs and other operating expenses. Tyumen Ruskom also intends to provide wireless local loop telephone services.

CHINA

Sichuan JV is a party to a Network System Cooperation Contract dated May 1996, with China Unicom (the "STLF Contract"). The STLF Contract covers establishment of a fixed line Public Services Telephone Network ("PSTN") providing local telephone service in cities within Sichuan Province (as it's borders were defined in May 1996) and long distance telephone service among those cities (the "PSTN Network"). The initial project ("Phase 1") covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the STLF Contract will expand services to 1,000,000 local telephone lines in cities throughout Sichuan Province (as its borders were defined in May 1996), and will

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Chongqing JV subsequently assumed certain obligations and rights associated with the STLF Contract through an agreement executed between Sichuan JV and Chongqing JV and endorsed by China Unicom. The STLF Contract was further amended to explicitly cover establishment for PSTNs and inter-city long distance services throughout and between Sichuan Province (as its borders were redefined after establishment of Chongqing Municipality as an autonomous government entity) and the newly formed Chongqing Special Administrative Region (the "Chongqing S.A.R."). Under the terms of the amended STLF Contract, Sichuan JV and Chongqing JV are each responsible for providing China Unicom with the capital to develop the Phase 1 PSTN Network within Sichuan Province and Chongqing S.A.R. respectively.

Sichuan JV and Chongqing JV are also responsible to provide additional capital for China Unicom's later expansion the PSTN Network within and between Sichuan Province and Chongqing S.A.R. up to a capacity of 1,000,000 total subscribers. China Unicom is responsible for construction, operation, management and maintenance of the PSTN Network. Sichuan JV and Chongqing JV provide financing, consulting and technical support services to China Unicom in exchange for receiving 78% of distributable cash flow from China Unicom's PSTN and long distance operations within and between Sichuan Province and Chongqing S.A.R. for a 25-year period, payable semi-annually.

Sichuan JV and Chongqing JV have entered into a Phase 1 loan with Northern Telecom Communications ("Nortel") for the purchase of up to $20.0 million of Nortel equipment during Phase 1. The Company secured the Phase 1 loan repayment with a $20.0 million letter of credit. Nortel has the right to draw on the $20.0 million letter of credit in January and July of 1999 for amounts due Nortel at such times for Phase 1 equipment purchases.

The estimated budget for Phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing S.A.R. As of September 30, 1998 AAT has contributed in equity and loans $17.9 million and $13.6 million in Sichuan Province and Chongqing S.A.R.

Ningbo United Telecommunications Investment Co., Ltd. ("NUT") was party to a Network System Cooperation Contract with China Unicom (the "NUT Contract") covering China Unicom's development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers (the "Phase 1 GSM Network"). The cooperation period for the NUT Contract is fifteen years. NUT has assigned its rights and obligations under the NUT Contract to Ningbo JV with China Unicom's explicit concurrence. In accordance with the terms of the NUT Contract, Ningbo JV is responsible for providing China Unicom with the capital to develop the Phase 1 GSM Network in Ningbo City. China Unicom is responsible for the construction, operation, management and maintenance of the GSM Network. Ningbo JV will provide financing, consulting and technical support services to China Unicom in exchange for 73% of the distributable cash flow from China Unicom's Phase 1 GSM Network operations for a 15-year period.

The total budget for the Phase 1 GSM Network project was approximately $29.7 million. The Phase 1 GSM Network was completed and put into commercial service in mid-August 1997.

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the NUT Contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality (the "Ningbo Expansion Agreement"). The expansion work will be undertaken as a separate project, and will provide capacity for an additional 25,000 GSM subscribers within Ningbo Municipality (the "Phase 2 GSM Network"). The terms of the Ningbo Expansion Agreement match those of the underlying NUT Contract, however, the Ningbo Expansion Agreement will have its own cooperation period of fifteen years. In the Ningbo

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
Expansion Agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the Phase 2 GSM Network project. Ningbo JV assigned all of its rights and obligations as regards the Phase 2 GSM Network to Ningbo JV II. The feasibility study for the Phase 2 GSM Network project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. As of September 30, 1998, AAT has made equity contributions of $4.8 million.

The Communications Group's China Joint Venture's ability to generate positive operating results is heavily dependent on the ability of their Chinese operating partners to successfully construct commercially viable networks and attract customers to these networks. Chinese regulations currently prohibit the Joint Ventures from taking a direct role in either construction or operation. Management seeks to minimize the construction and operations risks facing the Joint Ventures' Chinese operating partners through a program of active technical and management consulting. Experts within the Joint Ventures and the Company's other China offices work directly with the Chinese operators to enhance the latter' technical, marketing and operational plans. Training of the Chinese operators' personnel is also provided in both classroom and on-the-job formats. Joint Venture personnel also assist the Chinese operators with general project management and vendor contract administration. These measures are all permitted under the Chinese regulations and are supported by explicit provisions of the Joint Ventures' cooperation contracts.

At present, management's primary focus is on bringing pre-operational systems to the point of commercial service launch as quickly as possible. For the single system already in commercial service in Ningbo City, management works closely with the Chinese operator to more rapidly grow the base of subscribers. In each Joint Venture, attention is given to distinguish the venture cooperation partner's network and operation on the basis of technical and service quality. Management views these parameters as offering the Chinese operator better opportunity for long term success in the China market than could be achieved solely through price and cost competition. As a result, the Joint Ventures encourage moderate additional investment in quality factors on the part of the Chinese operators. No assurance can be given that Management's measures or the efforts of the Chinese operators will be successful. Additionally, if the Joint Ventures do become profitable, there can be no assurance that the Joint Ventures will pay dividends or return the capital invested by the Company.

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is also subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the FSU and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

In addition, note 11 to the "Notes to Consolidated Condensed Financial Statements" contains a description of the risks associated with the Company's investments in Russia and China.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 26, 1996, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth") pursuant to which AmSouth agreed to make available to Snapper a revolving line of credit up to $55.0 million, (the "Snapper Revolver"). The Snapper Revolver was to terminate on January 1, 1999 and is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) guaranteed by the Company. The Snapper Revolver contains covenants regarding minimum quarterly cash flow and equity requirements.

On November 12, 1997, Snapper amended and restated the Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. At June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for a reduction of the line of credit from $55.0 million to $51.0 million, as of August 11, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998. At September 30, 1998 Snapper was not in compliance with certain financial covenants under the Snapper Credit Agreement.

On November 11, 1998, Snapper entered into a Loan and Security Agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial Lender, pursuant to which the Lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's obligations to AmSouth and will also be used for working capital purposes. The Snapper Loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10,000,000 (increasing to $15,000,000 on the occurrence of specified events). The agreements governing the Snapper Loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 1998, noncancellable commitments under these agreements amounted to approximately $25.0 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to distributors and dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At September 30, 1998, there was approximately $83.9 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Revolver and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades.

The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on the Company's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED) subsidiaries, Joint Ventures and their subscribers and customers, and avoid disruption to business operations. The Company is also focusing on outside forces that may affect the Company's operations, including the Company's and its subsidiaries' Joint Ventures' vendors, banks and utility companies. The Company's analysis of the Year 2000 problem is on-going and will be continuously updated through the remainder of 1998 and 1999 as necessary.

The Company has written and distributed a questionnaire and project plan to the Company's systems personnel, its subsidiaries and the majority of its Joint Ventures, to identify all business and computer applications, so the Company can identify potential compliance problems. The Company has initiated communications with all of its and its Joint Ventures' significant suppliers to determine their plans for remediating any Year 2000 issues that arise in the interface with the Company and its Joint Ventures. The Company is currently compiling a database of information based upon these responses. However, until this process is complete the Company will not be able to assess the Year 2000 readiness of its Joint Ventures. To the extent problems are identified, the Company will implement corrective procedures where necessary. The Company expects to complete this project prior to January 1, 2000.

Based on the preliminary data, the Company's estimate is that the Year 2000 effort will cost approximately $750,000 to $1.0 million, covering the period from January 1, 1998 through December 31, 2000, out of a total expected cost of information systems of $10.4 million for this period, although there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment.

As of September 30, 1998, the Company has incurred $440,000 in respect of its Year 2000 conversion effort, or 44% to 59% of the total estimated cost. The Company expects that the source of funds for Year 2000 costs will be cash on hand. No other information systems projects of the Company and its subsidiaries and Joint Ventures have been deferred due to the Year 2000 efforts.

The Company's communications and media business is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. Moreover, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. Further, the Company's communications and media businesses are located in countries where basic services are operated by the government or other governmental entities and the Company may not be able to obtain information on Year 2000 problems. In the Company's communications and media segment, in certain Joint Ventures, the Company does not have a controlling management interest and cannot unilaterally cause the Joint Venture to commit the necessary resources to solve any Year 2000 problems. However, substantially all of the Company's Joint Ventures operate or are planned to operate in countries where reliance on automated accounting and control systems is substantially less significant, and more recent, than in the United States. Therefore, the Company believes that, in the event Year 2000 problems arise in such Joint Ventures, the local operators of such Joint Ventures and customers and vendors should be able to revert to manual accounting and control methods. If the Company, its Joint Ventures in which it does not have a controlling management interest, and their respective customers and vendors are unable to solve any Year 2000 issues, a material adverse effect on the Company's results of operations and financial condition could result.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)
MMG CONSOLIDATED

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
  1997.

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the nine months ended September 30, 1998 was $23.7 million, a decrease in cash used in operations of $51.2 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, depreciation, amortization, equity in losses of joint ventures and investees, early extinguishment of debt, gain on sale of assets, and losses allocable to minority interests. Excluding discontinued operations, non-cash items decreased $62.8 million from $79.8 million to $17.0 million for the nine months ended September 30, 1997 and 1998, respectively. The decrease relates principally to equity losses allocable to RDM of $45.1 million and early extinguishment of debt of $14.7 million, partially offset by the increase in equity losses of the Communications Group's Joint Ventures of $7.8 million. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, increased cash flows for the nine months ended September 30, 1998 by $23.7 million and decreased cash flows by $49.4 million, for the nine months ended September 30, 1997.

The increase in cash flows for the nine months ended September 30, 1998 resulted from the Company's decision to significantly decrease its production of inventory at Snapper in the current year partially offset by increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of joint ventures.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities for the nine months ended September 30, 1998 and 1997 was $103.8 million and $215.8 million, respectively. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $100.0 million and the net proceeds of $57.3 million from the sale of Landmark and proceeds of $14.5 million from the sale of Protocall Ventures. The principal source of funds from investing activities in 1997 was the net proceeds from the Entertainment Group Sale of $276.6 million. The principal uses of funds for the nine months ended September 30, 1998 were investments in and advances to Joint Ventures of $50.6 million, acquisitions by the Communications Group of $9.3 million and additions to property, plant and equipment of $9.3 million. The principal uses of funds for the nine months ended September 30, 1997 were investments in and advances to Joint Ventures of $37.3 million, acquisitions by the Communications Group of $9.1 million and additions to property, plant and equipment of $9.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $37.7 million, for the nine months ended September 30, 1998 as compared to cash provided by financing activities of $81.2 million, for the nine months ended September 30, 1997. Funds used in financing activities in 1998 were for the Preferred Stock dividend of $11.3 million and the repayment of debt of $31.8 million, principally the Snapper Revolver, which was partially offset by proceeds of $5.3 million from the exercise of stock options. Financing activities in 1997 includes the proceeds from the issuance of 4,140,000 shares of 7 1/4% cumulative convertible preferred stock of $199.4 million. Of the $156.7 million of payments of debt, $155.5 million relates to the payment on the Company's debentures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company will be required to provide both quantitative and qualitative disclosures about market risk in its December 31, 1998 Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and laws, rules and regulations, and changes therein, particularly in Eastern Europe and the FSU, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. The Company does not undertake, and specifically declines, any obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1997 is as follows:

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION, Del. Ch., Consolidated C.A. No. 11974. Plaintiff Virginia Abrams filed this purported class and derivative action in the Delaware Court of Chancery (the "Court") on February 22, 1991 against Fuqua, Intermark, Inc. ("Intermark"), the then-current directors of Fuqua and certain past members of the board of directors. This action is described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. There have been no material developments in this action since prior to June 30, 1998.

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20,1996, a purported class action lawsuit, MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company ("Goldwyn"), Goldwyn's directors and majority shareholder breached their fiduciary duties to the public shareholders of Goldwyn. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. The plaintiff agreed to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment constitutes a complete and final satisfaction of the claims asserted by the plaintiff and a plaintiff class certified solely for the purposes of the settlement. The settlement and the settlement class were approved by the court on October 8, 1998. Members of the class have been notified of the settlement and may file proofs of claim until February 15, 1999, after which time the settlement fund will be distributed.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of Goldwyn, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust (the "Trust") to enter into various agreements in connection with the merger of the Samuel Goldwyn Company; breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and is used, without permission, the "Goldwyn" trademark. The action also alleges that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. After the Company successfully demurred to the trademark and the breach of fiduciary duty claims, the plaintiffs amended their pleading, revising the trademark and breach of fiduciary duty claims and reasserting the other causes of action against the Company. The Company believes it has meritorious defenses and is vigorously defending the action. The parties are currently engaged in discovery.

THEOHAROUS V. FONG, ET AL.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM Sports Group, Inc. ("RDM"), including the Company, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. The Company believes it has meritorious defenses and plans to vigorously defend these actions.

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

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES,
  INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that MITI conspired against and tortiously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 MITI filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The contracts between plaintiff Tiller International Limited ("Tiller") and defendant Mobil Exploration and Producing Services, Inc. ("MEPS") which are at issue in this case contain broad arbitration clauses. In accordance with these arbitration clauses, MEPS instituted arbitration proceeding before the London Court of International Arbitration on July 31, 1997. On August 27, 1998, Judge David Hittner entered an order staying and administratively closing the Houston litigation pending final completion of arbitration proceedings in Great Britain. As such, this matter is presently inactive. The parties have engaged in some discovery. The Company believes it has meritorious defenses and is vigorously defending this action.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for a reduction of the line of credit from $55.0 million to $51.0 million, as of August 11, 1998. As part of the amendment to the Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998. At September 30, 1998, Snapper was not in compliance with certain financial covenants under the Snapper Credit Agreement.

On November 11, 1998, Snapper entered into a Loan and Security Agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial Lender, pursuant to which the Lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's obligations to AmSouth and will also be used for working capital purposes. The Snapper Loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10,000,000 (increasing to $15,000,000 on the occurrence of specified events). The agreements governing the Snapper Loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

   EXHIBIT
    NUMBER   DESCRIPTION
-----------  ---------------------------------------------------------------------------------------
 10*......   Loan and Security Agreement dated as of November 11, 1998 among Snapper,
             Inc., the financial institutions signatory thereto and Fleet Capital Corporation, as
             Agent
 11*......   Computation of Earnings Per Share
 27*......   Financial Data Schedule

(b) Reports on Form 8-K

None

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

Dated: November 16, 1998