Form 10-K
period 1998-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-03-31
CIK 39547

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                        OR

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
        (State or other jurisdiction         (I.R.S. Employer Identification
     of incorporation or organization)                    No.)

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

                                      None
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at March 25, 1999 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $273,340,000.

The number of shares of Common Stock outstanding as of March 25, 1999 was 69,123,841.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

METROMEDIA INTERNATIONAL GROUP, INC.

Metromedia International Group, Inc. ("MMG" or "the Company") is a global communications company engaged in the development and operation of a variety of communications businesses, including cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting, in Eastern Europe, the republics of the former Soviet Union (the "FSU") and the People's Republic of China ("China") and other selected emerging markets, through its wholly owned subsidiary Metromedia International Telecommunications, Inc. ("MITI") and its majority owned subsidiary Metromedia China Corporation ("MCC"), which together with MITI is defined as the "Communications Group."

The year of 1998 was one of significant change and challenges in the business environment in which the Company operates. The Company announced numerous expansions and improvements to its networks, despite the economic downturn in the FSU and much of Eastern Europe and slower growth in China. The Company continuously monitors and reviews the performance of its operations to maximize value to its shareholders. During 1998, the Company continued to focus its growth on opportunities in communications businesses. The convergence of cable television and telephony and the relationship of each business to Internet access has provided the Company a unique opportunity. However, as the Company has seen in the current year, the quick pace of technological, regulatory and political change can effectively limit the opportunities for the Company in some of the businesses in which it operates.

During 1997 and 1998, the Company completed the sales of its entertainment assets, which has provided significant funds for the Company's expansion in communications businesses. The Company saw limited growth opportunities in trunked mobile radio and in July 1998 sold its investment in Protocall Ventures. The Company still owns an interest in one trunked mobile radio venture and is currently evaluating how best to maximize its value to the Company. With the sale of these non-strategic assets the Company can focus on its core business of providing affordable modern digital voice, data and multimedia communications capabilities at the lowest possible capital cost in order to generate the highest feasible return on investment.

The Company's strategy is as follows: Install modern wireless and wireline technologies in combination to achieve the best mix of economy, performance and accessibility to consumers. Then, market intensively a steadily expanding array of value-added services including local telephone and cable service, specialized cable programming, long-distance telephone service, cellular telephone service, mobile telephone service and, ultimately, the Internet and high bandwidth digital information and entertainment services.

The Company feels it can accomplish this goal by actively pursuing investments, new licenses and agreements for communications services in new markets. The Company continues to target emerging markets with strong economies which lack adequate communications services. The Company will continue to pursue growth opportunities through acquisitions.

The Company's businesses operate in an environment with significant competing technologies and political and economic challenges. The Communications Group's paging business is experiencing increasing competition from cellular telephony in some of the markets in which it operates. There is an expectation of similar competition in the future in other markets where the Communications Group has paging operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations continued to generate operating losses in 1998. In the current environment, the potential for growth in most of the markets the Communications Group's paging operations competes in are limited in the near term. Consistent with the Company's strategy to maximize its greatest value for the capital employed, the Communications Group has developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. The Company anticipates that under the revised plan, the paging business's operating loss will decrease significantly. As a result of the revised plan, the Company has taken a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory.

The Company believes that there is an inherent value to delivery of data via wireless transmission and the increased demand for data transmission may create a valuable business for the use of its paging frequencies. The Company will continue to explore these areas and other opportunities for the paging business.

During 1998, a number of the countries in which the Communications Group operates experienced economic and financial difficulties. Adverse economic conditions in the Russian Federation resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian Federation government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

The financial crisis and the government's response may result in reduced economic activity, a reduction in the availability of credit and the ability to service debt, further increases in interest rates, an increased rate of inflation or hyperinflation, further devaluation of the rouble, restrictions on convertibility of the rouble and movements of hard currency and an increase in the number of bankruptcies of entities, including bank failures, labor unrest and strikes.

If the economic and financial situation in the Russian Federation and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. If such factors should materialize the Company expects such factors to affect its cable television, paging and radio broadcasting businesses in Russia, Belarus and other emerging countries.

Current Chinese law and regulation prohibit foreign companies and joint ventures in which they participate from providing telephony services to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result, the Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the SSF venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service.

Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China United Telecommunications Incorporated ("China Unicom"), the operator of telephony services with which the Communication's Group Joint Ventures have contracted. There has been no official policy statement or new regulations as yet announced, and the Company has not received any official notice regarding new policy or regulation. The Communications Group is not now holding discussions regarding new projects in the Chinese telephony sector. The Company believes that no such discussions can be productive until more definitive information is available. In light of the current regulatory uncertainty, the Company is unable to estimate the impact such changes in policy or regulation, if any, would have on the Communications Group's Chinese Joint Ventures ability to generate significant revenue, cash flow or net income.

The foregoing factors relating to economic and financial conditions in the Russian Federation and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, have not had a significant effect on the Company's financial condition or results of operations as of and for the year ended December 31, 1998. As is noted above, the Company cannot yet predict the impact that such factors may have on its future financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems to which the Company's Joint Ventures provide funding and services, on a three month lag and therefore the impact of such factors, if any, are not yet fully reflected in the Company's results of operations.

During 1998, the Company's Communications Group continued to experience significant subscriber growth. Aggregate subscribers to the Communications Group's Joint Ventures various services at the 1998 fiscal year-end was 520,182, representing a growth of approximately 70% over the 1997 fiscal year-end total of 305,198 subscribers. The Communications Group's financial results for December 31 include the Communications Group's Joint Ventures for the 12 months ending September 30th.

The Company also owns Snapper, Inc. ("Snapper"), which is a wholly-owned subsidiary. The Company owned Snapper prior to the November 1 Merger (as defined below) and the subsequent shift in the Company's business focus to a global communications company. Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distributions. The Company also holds certain claims in the RDM proceeding, although there can be no assurance that the Company will receive any distribution with respect to such claims.

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation ("Orion") and MITI with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated ("Sterling") with and into the Company (collectively, the "November 1 Merger"), the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

Certain statements set forth below in this Form 10-K constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 70.

DESCRIPTION OF BUSINESS GROUPS

COMMUNICATIONS GROUP

The Communications Group invests in communication businesses in two primary geographic areas: Eastern Europe and the FSU, and China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating joint ventures ("Joint Ventures") in which it invests. Currently, legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector. The Communications Group's China Joint Ventures invest in telephony system construction and development for China Unicom. The completed telephony systems are operated by China Unicom. The China Joint Ventures receive payments from China Unicom based upon distributable cash flow generated by the systems, for a cooperation period of 15-25 years for each expansion phase financed and developed. These payments are in return for the Joint Venture providing financing, technical advice, consulting and other services. Hereinafter, all references to the Communications Group's Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and the Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony systems of China Unicom with respect to which such Joint Ventures provide funding and services.

At December 31, 1998, the Communications Group owned interests in and participated with partners in the management of Joint Ventures that had 46 operational systems, consisting of 11 cable television systems, 2 GSM cellular telephone systems, 1 Joint Venture building out an operational GSM system and providing financing, technical assistance and consulting services to the local system operator, 1 international and long distance telephony provider, 1 wireless local loop operator, 13 paging systems, and 17 radio broadcasting stations. In addition, the Communications Group has interests in and participates with partners in the management of Joint Ventures that, as of December 31, 1998, had 5 pre-operational systems, consisting of 1 wireless local loop service provider, 1 Digital Advanced Mobile Phone System ("DAMPS") cellular provider and 2 companies participating in the construction and development of local telephone networks in China for up to 1 million lines and 1 Joint Venture which will assist in the build out of a GSM system and provide financing, technical and consulting service to the local operator. The Company believes that all of the systems will be launched during 1999. The Communications Group generally owns approximately 50% or more of the Joint Ventures in which it invests.

The Company's Communications Group's Joint Ventures experienced significant growth in 1998. Total subscribers at the end of the 1998 fiscal year-end was 520,182 compared with 305,198 at fiscal year-end 1997, an increase of approximately 70%. The Company's financial results for December 31 include the Communications Group's Joint Ventures for the 12 months ending September 30th. Total combined revenues reported by the Communications Group's consolidated and unconsolidated Joint Ventures for the years ended December 31, 1998, 1997, and 1996 were $130.1 million, $91.2 million, and $57.2 million, respectively. The Communications Group invested approximately $105.9, $104.7 million, and $52.2 million during the years ended December 31, 1998, 1997, and 1996, respectively, in the construction and development of its consolidated and unconsolidated Joint Ventures' communications networks and broadcasting stations.

The following chart summarizes operating statistics by service type of both the licensed pre-operational and operational systems constructed by the Communications Group's Joint Ventures:

                                                                                 MARKETS     TARGET/POPULATION
                                                                               OPERATIONAL     HOUSEHOLDS
                                                              PRE-OPERATIONAL      AT        (MILLIONS) (A)        AGGREGATE
                                                              MARKETS AT        DECEMBER           AT           SUBSCRIBERS AT
                                                               DECEMBER            31,        DECEMBER 31,       DECEMBER 31,
                                                                 31,           -----------   --------------   -------------------
COMMUNICATIONS SERVICE                                           1998          1998   1997    1998    1997      1998       1997
------------------------------------------------------------  ----------       ----   ----   ------   -----   --------   --------
Telephony (b):
  Cellular Telecommunications...............................          2(c)       3(d)   3      13.5    13.5     94,084     21,842
  Fixed Telephony (e).......................................          3          1    --       49.4(f)  41.8       n/a        n/a
  International and Long Distance Telephony (f).............     --              1      1       5.5     5.5        n/a        n/a
Cable Television............................................     --             11      9       9.6     9.5    315,864    225,525
Paging (g)..................................................     --             13     11     103.0    89.5    110,234     57,831
Radio Broadcasting..........................................     --             17     15      10.7    10.7        n/a        n/a
                                                                    ---        ----   ----                    --------   --------
                                                                      5         46     39                      520,182    305,198
                                                                    ---        ----   ----                    --------   --------
                                                                    ---        ----   ----                    --------   --------

------------------------

(a) Covers both pre-operational markets and operational markets. Target population is provided for paging and telephony other than fixed telephony and target households are provided for cable television systems, radio stations and fixed telephony.

(b) During 1998, the Communications Group sold all of its interests in trunked mobile radio, with the exception of its trunk mobile radio operation in Kazakhstan ("Spectrum"). In addition, the Company wrote down the carrying value of its investment in Spectrum since it is a non-strategic asset, although the Communications Group will continue to operate the Joint Venture to maximize its ultimate value to the Company.

(c) The Communications Group owns 46% of a pre-operational DAMPS cellular telephone Joint Venture in the Tyumen region of the Russian Federation and a second pre-operational Joint Venture in Ningbo City which is participating in the build out of a GSM system and providing financing, technical assistance and consulting services to the system operator.

(d) The Communications Group's operational systems include its Joint Ventures operating a GSM system in Latvia and Georgia and its Joint Venture in Ningbo City, China, which is participating in the build-out of an operational GSM system by providing financing, technical assistance and consulting services to the systems's operator.

(e) The Communications Group owns 38% of a pre-operational wireless local loop system licensed to provide services throughout Azerbaijan, and owns 54% interests in two pre-operational Joint Ventures in the China that are participating in the construction and development of a local telephone network for up to one million lines.

(f) Reflects the population of Sichuan Province and Chongqing Municipality in China where the Communications Group is participating in the construction of local wireline networks, and Kazakhstan where the Communications Group's Joint Venture is licensed to operate.

(g) Target population for the Communications Group's paging Joint Ventures includes the total population in the jurisdictions where such Joint Ventures are licensed to provide services. In many markets, however, the Communications Group's paging system currently only covers the capital city.

BUSINESS STRATEGY

The Communications Group's markets generally have large populations, with high density and strong economic potential, but lack reliable and efficient communications service. The Communications Group believes that most of these markets have a growing number of persons who desire and can afford high quality communications services. The Communications Group has assembled a management team consisting of executives who have significant experience in the communications services industry and in operating businesses in developing markets. This management team believes that the Communications Group's systems can be constructed with relatively low capital investments and focuses on markets where the Company can provide multiple communications services. The Company believes that the establishment of a far-reaching communications infrastructure is crucial to the development of the economies of these countries, and such development will, in turn, supplement the growth of the Communications Group.

The Communications Group believes that the performance of its Joint Ventures has demonstrated that there is significant demand for its services in its license areas. While the Communications Group's operating systems have experienced rapid growth to date, many of the systems are still in early stages of rolling out their services, and therefore, the Communications Group believes it will significantly increase its subscriber and customer bases as these systems mature. In addition, as an early entrant in many markets, the Communications Group believes that it has developed a reputation for providing quality service and has formed important relationships with local entities. As a result, the Company believes it will be able to capitalize on opportunities to provide additional communications services in its markets as new licenses are awarded.

The Communications Group continually explores new investment opportunities for communications systems in Eastern Europe, the FSU, China and other emerging markets. In the FSU, the Communications Group principally utilizes wireless local loop telephony technology which offers a high quality, cost effective alternative to operators seeking to replace or compete with antiquated telephone systems. This technology can provide telephony system operators with competitive advantages in speed of deployment, low unit cost and ability to deliver high speed facsimile, data communication and Internet access services. In China, the Communications Group's experience with developing modern, fiber optic and high speed digital switching networks is attractive to operators undertaking large scale wireline communications system projects. Such networks provide operators with nearly unlimited capacity to provide integrated voice, data and video services as they compete with the often outdated and overloaded networks of pre-existing communications systems. This range and depth of the Communications Group's capabilities in advanced communications technology and business development makes the Communications Group a uniquely attractive joint venture partner for parties seeking to exploit the substantial growth opportunities present in the emerging communications markets. The Communications Group believes that it is well positioned to convert these capabilities into a continuing stream of new investment projects.

The Communications Group's objective is to develop its core business of providing affordable modern digital voice, data and multimedia communications capabilities to consumers at the lowest possible capital cost in order to generate the highest feasible return on investment. The Communications Group intends to achieve its objective and expand its subscriber and customer bases, as well as its revenues and cash flow, by pursuing the following strategies:

INSTALL MODERN WIRELESS AND WIRELINE TECHNOLOGIES IN COMBINATION TO ACHIEVE THE BEST MIX OF ECONOMY, PERFORMANCE AND ACCESSIBILITY TO CONSUMERS. The Communications Group's cable television Joint Ventures utilize three possible distribution technologies; microwave multipoint distribution system ("MMDS"), wireline cable or a hybrid combination of MMDS and wireline cable in which MMDS acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer.

UTILIZE LOW COST WIRELESS TECHNOLOGIES THAT ALLOW FOR RAPID BUILD-OUT. Many markets where the Communications Group has or is pursuing wireless licenses have limitations on wireline construction above ground and/or underground. The use of wireless technologies has allowed and will continue to allow the Communications Group to build-out its existing and future license areas, where such technologies are appropriate, quickly and at a low cost.

COMPLETE BUILD-OUT OF EXISTING LICENSE AREAS. Since its formation in 1990, the Communications Group has been investing in Joint Ventures to obtain communications licenses in certain emerging markets. During the years ended December 31, 1998, 1997, and 1996, the Communications Group invested approximately $105.9 million, $104.7 million, and $52.2 million, respectively, in the construction and development of its consolidated and unconsolidated Joint Ventures' communications networks and broadcast stations in existing license areas.

DEPLOY ADVANCED FIBER OPTIC NETWORKS THAT PROVIDE SIGNIFICANT GROWTH AND SERVICE CAPACITY. The nearly unlimited capacity and high speed of modern fiber optic and digital switching technology will allow the Communications Group's large scale, urban systems in China to sustain very high rates of subscriber and service expansion. These modern, integrated systems compete effectively with the capacity and service limitations of pre-existing analog and copper-based urban telephone systems.

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

INVEST IN VERTICAL BUSINESSES ALLIED TO CORE TELECOMMUNICATIONS. The Communications Group is actively pursuing partnerships with data service providers, information service operators, Internet access providers and firms developing electronic commerce applications. Such businesses build vertically upon the core communications infrastructure for which the Communications Group has already established a position and reputation. These vertical business opportunities offer prospects of extraordinary growth and substantially lower restrictions on foreign participation. The Communications Group has identified several such opportunities in China's rapidly developing information industry.

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

INVEST IN NEW MARKETS. The Communications Group is actively pursuing investments in Joint Ventures to obtain new licenses and/or agreements for communications services in new markets. The Company is targeting emerging markets with strong economic potential which lack adequate communications services. In evaluating whether to enter a new market, the Communications Group assesses, among other factors, the (i) potential demand for the Communications Group's services and the availability of competitive services, (ii) strength of local partners, and (iii) the political, social and economic climate. The Communications Group has identified several attractive opportunities in Eastern Europe and the Pacific Rim. In addition, in 1998, the Communications Group acquired a 38% interest in a Joint Venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan and a 46% interest in a Joint Venture licensed to provide DAMPS cellular service in the Tyumen region of Russia.

TELEPHONY

The Communication Group's telephony line of business consists of cellular telecommunications, fixed telephony and international and long distance telephony calling.

CELLULAR TELECOMMUNICATIONS

OVERVIEW. The Communications Group owns a 22% interest in Baltcom GSM which operates a nationwide cellular telecommunications system in Latvia. The Communications Group also owns a 35% interest in Magticom, a Joint Venture that operates cellular telecommunications systems in major cities in Georgia and is licensed to provide nationwide services. Western Wireless International Inc. ("Western Wireless"), a leading U.S. cellular provider, is a partner in each of these Joint Ventures. The Communications Group believes that there is a large demand for cellular telephone service in each of Latvia and Georgia due to the limited supply and poor quality of wireline telephone service in these markets as well as the rapidly growing demand for the mobility offered by cellular telephony service. Landline telephone penetration is 25% in Latvia and 9% in Georgia. The demand for reliable and mobile telephone service is increasing rapidly and the pace is expected to continue as commerce in these regions continues to experience rapid growth.

In 1998, the Communications Group acquired a 46% interest in a pre-operational Joint Venture licensed to provide DAMPS service in the Tyumen region of Russia. The Communications Group expects such Joint Venture to commence operations in 1999.

The Communications Group owns a 70% interest in a Joint Venture that finances and provides supporting services to the China Unicom GSM system in Ningbo City, China. This system launched commercial service in 1997.

TECHNOLOGY. The Communications Group's cellular telephone networks in Latvia, Georgia and the cellular network to which it provides funding and services in China operate using the GSM standard. GSM is the standard for cellular service throughout Western Europe and Asia, which allows the Communications Group's customers to roam throughout the region. GSM's mobility is a significant competitive advantage compared to competing Advanced Mobile Phone Systems ("AMPS") which cannot readily offer international roaming service.

MARKETING. The Communications Group targets its cellular telephony services toward the rapidly growing number of individuals, corporations and other organizations with a need for mobility, ready access to a high quality voice transmission service and the ability to conduct business outside of the workplace or home. The Communications Group sells cellular phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of cellular telephony as a desirable addition to existing fixed telephony service.

Management believes that its cellular systems will benefit from several competitive advantages in each of its markets. The Communications Group intends to market its cellular telephony service to customers of its existing cable television and paging services in both Latvia and Georgia. The Communications Group believes that this database of names will be useful in marketing its cellular telephony services, as these are customers who have already exhibited an interest in modern communications services. The Communications Group's cellular systems in China compete with an entrenched, state-owned operator. The Communications Group's systems are developed to provide levels of quality and performance significantly better than those of the competing operator, thereby positioning these systems to compete effectively for new mobile customers as well as to seize a portion of the competing operator's customer base.

COMPETITION. Baltcom GSM's primary competitor in Latvia is Latvia Mobile Telecom ("LMT") which operates two systems. LMT commenced service in 1995. LMT operates a second system using the older, less efficient NMT technology that the Communications Group believes will pose less of a competitive threat than LMT's GSM system. The Communications Group believes that its primary competitors in Georgia are Geocell, a Georgian-Turkish Joint Venture using a GSM system and an existing smaller provider of cellular telephony services which uses the AMPS technology in its network. The Communications Group's primary competition in the Tyumen region will be from a GSM provider.

The Communications Group's operating partner in China is China Unicom, the first company franchised to provide public wireless and wireline telephone service in China that is independent of China Telecom, the historical Chinese monopoly provider of telephony services. China Unicom competes in both the wireless and wireline markets with China Telecom, the historical state-owned telecommunications monopoly. China Unicom's systems, including especially those supported by the Communication Group, have successfully captured initial positions in China's rapidly expanding urban telecom markets. Chinese government policy is aimed at assuring China Unicom's ultimate success as a measure of creating open competition in the country's telecommunications industry.

The low level of penetration and often poor quality provided by the national telephone systems in the emerging markets where the Communications Group's activities are focused create an ideal competitive opportunity for the Communications Group's operators. The low penetration of existing national services means a large, unserved market exists for new operators. The poor quality of existing services creates a precondition for customers switching to the price competitive, yet higher quality services made possible by the new operators' more modern networks. For example, in China more than half of urban households do not yet have telephone service and most commercial customers are sharply limited in the volume and speed of traffic that their existing public telecom links will support. The Communications Group believes that such factors offset most of the competitive advantage that would otherwise be enjoyed by an entrenched national telecom monopoly.

FIXED TELEPHONY

OVERVIEW. The Communications Group is currently exploring a number of investment opportunities in wireless local loop telephony systems in certain countries in Eastern Europe and the FSU and other selected emerging markets and has installed test systems in certain of these markets. The Communications Group believes that the proposed wireless local loop telephony technology it is using is a time and cost effective means of improving the communications infrastructure in such markets. The current telephone systems in these markets may be antiquated, overloaded, or both and consumers in these markets often must wait several years to obtain telephone service.

The Communications Group believes that wireless local loop technology is a rapid and cost effective method to increase the number of subscribers to local telephone services. Wireless local loop telephony systems can provide telephone access to a large number of apartment dwellers through a single microwave transceiver installed on their building. This microwave transceiver sends signals to and from a receiver located adjacent to a central office of the public switched telephone network where the signal is routed from or into such network. This system eliminates the need to build fixed wireline infrastructure between the central office and the subscribers' building, thus reducing the time and expense involved in expanding telephone service to customers.

In 1998, the Communications Group acquired a 38% interest in Caspian American Telecommunications ("CAT"), a Joint Venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan. CAT is currently building out its systems and negotiating an interconnection agreement with the PSTN. CAT expects to launch commercial service in 1999. The Communications Group has formed several other Joint Ventures that are currently exploring opportunities to provide wireless local loop services.

The Communications Group owns 92% interests in Joint Ventures financing and supporting China Unicom's development of a wireline Public Switched Telephone Network ("PSTN") in the Sichuan and Chongqing regions of southern China. China Unicom commercially launched PSTN services in the capital cities of Sichuan and Chongqing in January 1999.

TECHNOLOGY. Wireline network investments funded and serviced by the Communications Group in China employ high speed fiber optic systems capable of handling integrated voice, data and video traffic. These systems are competitively superior to the pre-existing metallic networks commonly deployed in China.

MARKETING. The wireline networks being assisted by the Communications Group's Joint Ventures in the Sichuan and Chongqing regions of China target large business and government users needing high reliability, high capacity communications. These modern, fiber optic based networks compete very effectively against the antiquated and overloaded systems common to China's urban areas. The rapidly developing demand for advanced communications services in China's industrial and commercial sectors creates a significant competitive advantage for these high capacity, high speed networks. In addition, the spare capacity of facilities deployed to capture large commercial business can subsequently be marketed, at very low incremental cost, to serve the surrounding residential communities. Management believes that this strategy will allow the Group's Chinese operating partner to economically create city-wide fiber network coverage for both commercial and residential customers.

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

In certain markets, cellular telephone operators exist and represent a competitive alternative to the Communications Group's proposed wireless local loop telephony systems. A cellular telephone can be operated in the same manner as a wireless loop telephone in that either type of service can simulate conventional telephone service by providing local, long distance and international calling from a fixed position in its service area. However, while cellular telephony enables a subscriber to move from one place in a city to another while using the service, wireless local loop telephony is intended to provide fixed telephone services which can be deployed as rapidly as cellular telephony but at a lower cost per line. This lower cost makes wireless local loop telephony a more attractive telephony alternative to a large portion of the populations in the Communications Group's markets that do not require mobile communications. In addition, because the wireless local loop technology which the Communications Group is using operates at 64 kilobits per second, it can be used for high speed facsimile and data transmission, including Internet access.

The low level of penetration and often poor quality provided by the national telephone systems in the emerging markets where the Communications Group's activities are focused create an ideal competitive opportunity for the Communications Group's operators. The low penetration of existing national services means a large, unserved market exists for new operators. The poor quality of existing services creates a precondition for customers switching to the price competitive, yet higher quality services made possible by the new operators' more modern networks. For example, in China more than half of urban households do not yet have telephone service and most commercial customers are sharply limited in the volume and speed of traffic that their existing public telecom links will support. The Communications Group believes that such factors offset most of the competitive advantage that would otherwise be enjoyed by an entrenched national telecom monopoly.

INTERNATIONAL AND LONG DISTANCE TELEPHONY

OVERVIEW. The Communications Group owns approximately 30% of Telecom Georgia. Telecom Georgia is the primary international and long distance telephony service provider in Georgia. Telecom Georgia has interconnect arrangements with several international long distance carriers such as Sprint and Telespazio. For every international call made to Georgia through Telecom Georgia, a payment is due to Telecom Georgia by the interconnect carrier and for every call made from Telecom Georgia to another country, Telecom Georgia charges its subscribers and pays a destination fee to the interconnect carrier.

Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased dramatically as Telecom Georgia has expanded the number of available international telephone lines.

COMPETITION. Although Telecom Georgia handles the vast majority of all international toll calls to and from Georgia, in 1998 several new market entrants started providing international telephone service.

CABLE TELEVISION

OVERVIEW. The Communications Group commenced offering cable television services in 1992 through its Joint Ventures' Kosmos TV in Moscow, Russia ("Kosmos"), and Baltcom TV in Riga, Latvia ("Baltcom"). The Communications Group currently has interests in Joint Ventures which offer cable television services in 11 markets in Eastern Europe and the FSU that reported 315,864 subscribers at December 31, 1998, an increase of approximately 40% from 225,525 subscribers at December 31, 1997. In 1998, the Communications Group purchased an 81% interest in a wireless cable television system operating in Archangelsk, Russia. The Communications Group believes that there is a growing demand for multi-channel television services in each of the markets where its Joint Ventures are operating, which demand is being driven by the lack of quality television and alternative entertainment options in these markets and the growing demand for local language entertainment programming.

TECHNOLOGY. The Communications Group's cable television Joint Ventures utilize three possible distribution technologies: MMDS, wireline cable or a hybrid combination of MMDS and wireline cable in which MMDS acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer. The Communications Group believes that MMDS is an attractive technology to utilize for the delivery of multi-channel television services in these markets because (i) the initial construction costs of a MMDS system generally are significantly lower than wireline cable or direct-to-home ("DTH") satellite transmission, (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably-sized service area,
(iii) the high communications tower typically utilized by the MMDS network combined with the high density of multi-family dwelling units in these markets gives the MMDS networks very high line of sight ("LOS") penetration, (iv) the wide bandwidth of the spectrum typically licensed to each of the Company's Joint Ventures gives each system the ability to broadcast a sufficiently wide variety of attractive international and localized programming, and (v) MMDS is a highly effective means to distribute programming to wireline cable headends eliminating the need for much of the satellite receiving equipment at each headend.

In each MMDS system operated by the Communications Group's Joint Ventures, multichannel signals are broadcast in all directions from a transmission tower which, in the case of such Joint Ventures' systems, is typically the highest structure in the city and, as a result, has very high LOS penetration. Specialized compact receiving antenna systems, installed by the Communications Group on building rooftops as part of the system or to mini-headends in hybrid wireline systems, receive the multiple channel signals transmitted by the transmission tower. The signal is then transmitted to each subscriber through a coaxial cabling system within the building or wireline system. In each city where the Communications Group provides or expects to provide service, a substantial percentage of the population (e.g., approximately 90% in Moscow) lives in large, multi-dwelling apartment buildings. This infrastructure significantly reduces installation costs and eases penetration of cable television services into a city because a single MMDS receiving location can bring service to numerous apartment buildings or wireline cable networks serving a large number of people. In order to take advantage of such benefits, in many areas, the Communications Group is wiring buildings and/or neighborhoods so that it can serve all of the residents in the area through one microwave receiving location or directly from the cable headend. Subscribers to the Communications Group's premium tiered services typically utilize a set-top converter which descrambles the signal and also serves as a channel selector. The Communications Group generally utilizes the same equipment across all of its cable television systems, which enables it to realize purchasing efficiencies in the build-out of its networks.

While the Communications Group's cable television systems are generally leading providers of multi-channel television services in each of its markets, in many markets there are several small undercapitalized wireline competitors. The Communications Group's Joint Ventures in Bucharest, Romania and Chisinau, Moldova have each acquired existing wireline systems. The Communications Group believes that there are additional acquisition/consolidation opportunities in several of its markets and will pursue the acquisition of select competitors on an opportunistic basis.

PROGRAMMING. The Communications Group believes that programming is a critical component in building successful cable television systems. The Communications Group currently offers a wide variety of programming including English, French, German, Romanian and Russian programming, some of which is dubbed or subtitled into the local language. In order to maximize penetration and revenues per subscriber, the cable television Joint Ventures generally offer multiple tiers of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. The lifeline service generally provides programming of local off-air channels and an additional two to four channels such as MTV-Europe, Eurosport, Nickelodeon, VH-1, Cartoon Network, CNN International, and Discovery Channel. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies. The content of each programming tier varies from market to market, but generally includes channels such as MTV-Europe, Eurosport, Nickelodeon, National Geographic, Cartoon Network, ESPN International, CNN, Star TV, and Discovery Channel. Each tier also generally offers localized programming.

One of the Communications Group's Joint Ventures offers "pay-per-view" movies in one of its markets and the Communications Group plans to add similar services to its program lineups in certain of its other markets. The subscriber pre-pays for "pay-per-view" services and the intelligent decoders that the Joint Venture uses automatically deduct the purchase of a particular service from the prepayment.

MARKETING. The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price to alternative entertainment products. Each cable television Joint Venture also targets its cable television services toward foreign national households, embassies, foreign commercial establishments and international or local hotels. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its cable television service. Upon launching a particular system, the Communications Group uses a combination of event sponsorships, billboard, radio and broadcast television advertising to increase awareness in the marketplace about its services.

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

PAGING

OVERVIEW. The Communications Group's paging business provides traditional paging services. The underlying premise for the paging business has been the availability of service to mobile subscribers at a price significantly lower than alternative mobile messaging services. When the Communications Group entered the paging business, the price for cellular communication was significantly higher than for its paging services which were a viable, low cost alternative to GSM cellular telephony. At such time, customers could receive messages and information via the pager at a fraction of the cost of GSM cellular service.

The paging business is now operating in an increasingly competitive environment. The most significant impact has been the accelerated growth of GSM use in those markets in which the Company has paging operations. In the past two years the number of GSM subscribers has significantly increased in Europe generally and in many parts of Central and Eastern Europe in particular. For example, in Austria GSM subscribers grew from approximately 384,000 or 5% penetration at the end of 1995 to approximately 2,271,000 or 28% penetration at the end of 1998.

The combination of deregulation and availability of attractively priced financing has changed the GSM mobile telephony business by increasing the number of competitors. This increased level of competition has resulted in new and innovative pricing structures. The combination of reduced handset prices, calling party pays ("CPP") tariffs and the introduction of prepaid calling cards has significantly reduced the cost of entry for GSM subscribers. The GSM phone service includes voice mail and in many cases short messaging service ("SMS") which is very similar to paging messaging. A prepaid GSM subscriber can purchase a GSM handset for approximately $150, receive incoming calls for free (paid for by the calling party), use voice mail and SMS and only pay for calls made using the prepaid card.

The Communications Group recognized this competitive risk during 1997 and 1998 and in response rolled out its own programs to reposition its paging services in a unique fashion. Such programs as CPP and "web paging" were introduced as new applications.

The Communications Group now believes that it will not be able to effectively compete for its traditional paging customers in those markets where GSM is combined with CPP tariffs and prepaid calling cards. Accordingly, the Communications Group has evaluated each of it paging properties, revised operating plans and determined that a write down of the carrying value of its investment is appropriate.

The Communications Group believes that its paging businesses in Moscow, Ukraine and Uzbekistan are relatively unaffected by the GSM competition and continue to be viable business opportunities and have not been written down. Although GSM is available in those markets, the Company believes that the regulators are unlikely to allow CPP tariffs for the foreseeable future.

The Communications Group believes that there is an inherent value to delivery of data via a wireless transmission and that the increased demand for data transmission may create a valuable business for the use of its paging frequencies. The Communications Group will continue to explore those areas and other opportunities for the paging business.

TECHNOLOGY. Paging is a one-way wireless messaging technology that uses an assigned frequency and a specific pager identifier to contact a paging customer within a geographic service area. The Communications Group offers several types of pagers. However, substantially all of the Communications Group's subscribers choose alphanumeric pagers, which emit a variety of tones and display as many as 240 characters. Depending on the market, the Joint Ventures offer alphanumeric pagers which have Latin and/or Cyrillic (Russian language) character display.

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

MARKETING. The Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. The Communications Group believes that its paging operations in Moscow, Ukraine and Uzbekistan are unaffected by the GSM competition and are viable business opportunities. In these markets, paging services are targeted toward people who spend a significant amount of time outside of their offices, have a need for mobility or are business people without ready access to telephones. The Communications Group targets its paging systems primarily to local businesses, young consumers, the police, the military and expatriates. Paging provides an affordable way for local businesses to communicate with employees in the field and with their customers, and for young adults to communicate with each other while away from a telephone. Subscribers pay a monthly fee which entitles them to either a fixed or unlimited number of pages each month.

COMPETITION. The Communications Group believes that its Joint Ventures are leading providers of paging services in each of their respective markets. In some of the Communications Group's paging markets, however, the Communications Group has experienced and expects to continue to experience competition from existing small, local, paging operators who have limited areas of coverage, and from, in a few cases, paging operators established by Western European and U.S. investors with substantial experience in paging. In addition, as noted above there has been increased competition from GSM providers which has adversely impacted the Communications Group's paging operations. The Communications Group does not have or expect to have exclusive franchises with respect to its paging operations and may therefore face more significant competition in its markets in the future from highly capitalized entities seeking to provide similar services.

RADIO BROADCASTING

OVERVIEW. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. Today, the Company is a leading operator of radio stations in Eastern Europe and the FSU and owns and operates, through Joint Ventures, 17 radio stations. During 1998, the Joint Ventures in Estonia and Georgia each opened an additional radio station.

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

PROGRAMMING. Programming in each of the Communications Group's markets is designed to appeal to the particular interests of a specific demographic group in such markets. The Communications Group's radio programming formats generally consist of popular music from the United States, Western Europe and the local region. News is delivered by local announcers in the language appropriate to the region, and announcements and commercials are locally produced. By developing a strong listener base comprised of a specific demographic group in each of its markets, the Communications Group believes it will be able to attract advertisers seeking to reach these listeners. The Communications Group believes that the technical programming and marketing expertise that it provides to its Joint Ventures enhances the performance of the Joint Ventures' radio stations.

MARKETING. Radio station programming is generally targeted towards that segment which the Communications Group believes to be the most affluent within the 25-to-55-year-old demographic in each of its radio markets. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This focus is intended to enable each Joint Venture to present to advertisers the most desirable market for the advertiser's products and services, thereby heightening the value of the station's commercial advertising time. Advertising on these stations is sold to local and international advertisers.

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

OTHER

OVERVIEW. In July 1998, the Communications Group sold its investment in Protocall Ventures. The Communications Group currently owns an interest in a Joint Venture operating a trunked mobile radio service in Kazakhstan, servicing 1,245 subscribers. The Communications Group is currently evaluating how to best maximize its value to the Company. Trunked mobile radio systems are commonly used by construction teams, security services, taxi companies, service organizations and other groups with a need for significant internal communications. Trunked mobile radio allows such users to communicate with members of a closed user group without incurring the expense or delay of the public switched telephone network, and also provides the ability to provide dispatch service (i.e., one sender communicating to a large number of users on the same network). The Communications Group believes that lower costs and the ability to provide dispatch services affords trunked mobile radio significant advantages over cellular telephony or the public switched telephone network in fleet applications.

COMPETITION. The Communications Group is a leading provider of trunked mobile radio in Kazakhstan although it faces competition from other trunked mobile radio service providers and from private networks. Trunked mobile radio also faces competition from cellular providers, especially for users who need access to the public switched telephone network for most of their needs and from paging providers for users who need only one-way communication and private branch exchanges, where users do not need mobile communications.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. Two of the licenses held by the Communications Group have expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. One of these licenses is for the Company's radio Joint Venture in Hungary. The Communications Group has been informed that its bid in a competitive tender has been accepted and it anticipates receiving a new license shortly. Certain other licenses held or used by seven Joint Ventures will expire during 1999. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

The Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals.

Licenses to operate in China are held by the Communications Group's operating partner, China Unicom. China Unicom obtained licenses in 1997 to provide wireless services interconnected with China's national public network for the Ningbo City GSM system supported by the Communications Group's investment. China Unicom obtained licenses in January 1999 to provide public wireline telephone service for the Sichuan and Chongqing systems supported by the Communications Group's investments. These licenses are subject to periodic review and renewal by China's Ministry of Information Industry. The Communications Group expects such renewals to occur as a consequence of China's state policy to maintain an open and competitive telecommunications market.

JOINT VENTURE OWNERSHIP STRUCTURES/LIQUIDITY ARRANGEMENTS

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at December 31, 1998, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at December 31, 1998 (in thousands).

                                                                           AMOUNT       AMOUNT
                                                                         CONTRIBUTED    LOANED          TOTAL
                                                                          TO JOINT     TO JOINT      INVESTED IN
                                                             COMPANY      VENTURE/     VENTURE/    JOINT VENTURE/
JOINT VENTURE (1)                                          OWNERSHIP %   SUBSIDIARY   SUBSIDIARY   SUBSIDIARY (2)
--------------------------------------------------------  -------------  -----------  -----------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)....................................           22%    $  13,736    $      --      $  13,736
Magticom (Tbilisi, Georgia).............................           35%        2,450       17,138         19,588
Tyumenruskom (Tyumen, Russia) (5).......................           46%          986        1,387          2,373
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (6)............................................           41%        9,530       22,961         32,491
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (5) (6)..........................           41%        5,046        2,009          7,055
                                                                         -----------  -----------       -------
                                                                             31,748       43,495         75,243
                                                                         -----------  -----------       -------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
(Sichuan Province, China) (5) (7).......................           54%       11,087        9,315         20,402
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China) (5) (7)...............           54%       13,581        2,478         16,059
Instaphone (Kazakhstan).................................           50%           28        1,631          1,659
Caspian American Telecommunications (Azerbaijan) (5)
  (8)...................................................           38%          200        5,409          5,609
                                                                         -----------  -----------       -------
                                                                             24,896       18,833         43,729
                                                                         -----------  -----------       -------

INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia)......................           30%        2,554           --          2,554
                                                                         -----------  -----------       -------

CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (3)................          100%        2,405        6,633          9,038
Viginta (Vilnius, Lithuania) (3)........................           55%          397        3,174          3,571
ATK (Archangelsk, Russia) (4)...........................           81%        1,597          150          1,747
Kosmos TV (Moscow, Russia)..............................           50%        1,093       13,032         14,125
Baltcom TV (Riga, Latvia)...............................           50%          819       12,260         13,079
Ayety TV (Tbilisi, Georgia).............................           49%          779        8,569          9,348
Kamalak TV (Tashkent, Uzbekistan).......................           50%          400        2,996          3,396
Sun TV (Chisinau, Moldova)..............................           50%          400        7,122          7,522
Alma TV (Almaty, Kazakhstan)............................           50%          222        6,372          6,594
Cosmos TV (Minsk, Belarus)..............................           50%          400        4,268          4,668
Teleplus (St. Petersburg, Russia).......................           45%          990        1,419          2,409
                                                                         -----------  -----------       -------
                                                                              9,502       65,995         75,497
                                                                         -----------  -----------       -------

                                                                          AMOUNT       AMOUNT
                                                                        CONTRIBUTED    LOANED         TOTAL
                                                                         TO JOINT     TO JOINT     INVESTED IN
                                                            COMPANY      VENTURE/     VENTURE/   JOINT VENTURE/
JOINT VENTURE (1)                                         OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY (2)
--------------------------------------------------------  ------------  -----------  ----------  ---------------
PAGING
Baltcom Paging (Tallinn, Estonia) (3)...................           85%   $   3,715   $    2,653    $     6,368
CNM (Romania) (3).......................................           54%         490       12,877         13,367
Paging One Services (Austria) (3).......................          100%       1,036       10,833         11,869
Eurodevelopment (Ukraine) (3)...........................           51%         930        1,539          2,469
Baltcom Plus (Riga, Latvia).............................           50%         250        3,093          3,343
Paging One (Tbilisi, Georgia)...........................           45%         250        1,589          1,839
Raduga Poisk (Nizhny Novgorod, Russia)..................           45%         330           51            381
PT Page (St. Petersburg, Russia)........................           40%       1,100           49          1,149
Kazpage (Kazakhstan) (10)...............................        26-41%         521          407            928
Kamalak Paging (Tashkent, Samarkand, Bukhara and
  Andijan, Uzbekistan)..................................           50%         435        2,131          2,566
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)......           50%          --        2,314          2,314
Paging Ajara (Batumi, Georgia)..........................           35%          43          283            326
Mobile Telecom (Russia) (11)............................           50%       7,500          352          7,852
                                                                        -----------  ----------  ---------------
                                                                            16,600       38,171         54,771
                                                                        -----------  ----------  ---------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (3)..................          100%       8,107        1,012          9,119
SAC (Moscow, Russia) (3)................................           83%         631        2,499          3,130
Radio Skonto (Riga, Latvia) (3).........................           55%         302           83            385
Radio One (Prague, Czech Republic) (3)..................           80%         627          484          1,111
NewsTalk Radio (Berlin, Germany) (3)....................           85%       2,758        5,625          8,383
Radio Vladivostok, (Vladivostok, Russia) (3)............           51%         267           47            314
Country Radio (Prague, Czech Republic) (3) (12).........           85%       2,040           --          2,040
Radio Georgia (Tbilisi, Georgia) (3)....................           51%         560          257            817
Radio Katusha (St. Petersburg, Russia) (3) (12).........           75%         464          805          1,269
Radio Nika (Socci, Russia)..............................           51%         260           --            260
AS Trio LSL (Tallinn, Estonia) (12).....................           49%       1,536          409          1,945
                                                                        -----------  ----------  ---------------
                                                                            17,552       11,221         28,773
                                                                        -----------  ----------  ---------------
OTHER (9)
Spectrum (Kazakhstan)...................................           33%         200        1,645          1,845
                                                                        -----------  ----------  ---------------
TOTAL...................................................                 $ 103,052   $  179,360    $   282,412
                                                                        -----------  ----------  ---------------
                                                                        -----------  ----------  ---------------

------------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Total investment does not include any income or losses.

(3) Results of operations are consolidated with the Company's financial statements.

(4) The investment in this venture was made in the quarter ended December 31, 1998. The Joint Venture's results of operations will be consolidated with the Company's financial statements in the quarter ended March 31, 1999.

(5) Pre-operational systems as of December 31, 1998.

(6) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom (a Chinese telecommunications operator) of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator. In January 1999, the fixed wireline telephony systems in Sichuan and Chongqing commenced commercial operations.

(7) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications are supporting the development by China Unicom of fixed-line, PSTNs in Sichuan Province and Chongqing Municipality, China, respectively. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator.

(8) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, CAT. CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

(9) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group retained Protocall Ventures Limited's interest in Spectrum. The Company recorded a gain of approximately $7.1 million on the sale. The Company's interest in Spectrum of $1.6 million was written down and offset against the gain on the sale of Protocall Ventures.

(10) Kazpage is comprised of a service entity and 10 paging Joint Ventures that provide services in Kazakhstan. The Company's interest in the Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the Joint Ventures. The results of operations of the service entity are consolidated with the Company's financial statements.

(11) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made on February 14, 2000 and February 14, 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

(12) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

The following table summarizes by country the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's Joint Ventures and subsidiaries at December 31, 1998 (in thousands):

                                            AMOUNT                  AMOUNT                  TOTAL
                                          CONTRIBUTED               LOANED                INVESTED
                                           TO JOINT                TO JOINT               IN JOINT
                                           VENTURE/                VENTURE/               VENTURE/
COUNTRY                                   SUBSIDIARY       %      SUBSIDIARY      %      SUBSIDIARY       %
----------------------------------------  -----------  ---------  ----------  ---------  -----------  ---------
Austria.................................   $   1,036         1.0  $   10,833        6.0   $  11,869         4.2
Azerbaijan..............................         200         0.2       5,409        3.0       5,609         2.0
Belarus.................................         400         0.4       4,268        2.4       4,668         1.7
Czech Republic..........................       2,667         2.6         484        0.3       3,151         1.2
Estonia.................................       5,251         5.1       3,062        1.7       8,313         2.9
Georgia.................................       6,636         6.4      27,836       15.5      34,472        12.2
Germany.................................       2,758         2.7       5,625        3.1       8,383         3.0
Hungary.................................       8,107         7.9       1,012        0.6       9,119         3.2
Kazakhstan..............................         971         0.9      12,369        6.9      13,340         4.7
Latvia..................................      15,107        14.6      15,436        8.6      30,543        10.8
Lithuania...............................         397         0.4       3,174        1.8       3,571         1.3
Moldova.................................         400         0.4       7,122        4.0       7,522         2.7
People's Republic of China..............      39,244        38.1      36,763       20.5      76,007        26.9
Romania.................................       2,895         2.8      19,510       10.9      22,405         7.9
Russia..................................      15,218        14.8      19,791       11.0      35,009        12.2
Ukraine.................................         930         0.9       1,539        0.9       2,469         0.9
Uzbekistan..............................         835         0.8       5,127        2.8       5,962         2.2
                                          -----------  ---------  ----------  ---------  -----------  ---------
                                           $ 103,052       100.0  $  179,360      100.0   $ 282,412       100.0
                                          -----------  ---------  ----------  ---------  -----------  ---------
                                          -----------  ---------  ----------  ---------  -----------  ---------

Generally, the Communications Group owns 50% or more of the equity in a Joint Venture with the balance of such equity being owned by a local entity, often a government-owned enterprise. In China, the Communications Group's Joint Ventures enter into network system cooperation contracts under which the Joint Ventures are responsible for financing, providing technical advice on the construction, and management consulting services on the operation of the relevant networks. In some cases, the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service. Each Joint Venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. The operating objectives, business plans and capital expenditures of a Joint Venture are approved by its board of directors, or in certain cases, by its shareholders. In most cases, an equal number of directors or managers of the Joint Venture are selected by the Communications Group and its local partner. In other cases, a different number of directors or managers of the Joint Venture may be selected by the Communications Group on the basis of its percentage ownership interest.

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

The Communications Group's Joint Ventures in Eastern Europe and the FSU are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these Joint Ventures are limited liability companies, the Joint Ventures' equity holders have liability limited to the extent of their investment. Under the Joint Venture agreements, each of the Communications Group and the local Joint Venture partner is obligated to make initial capital contributions to the Joint Venture. In general, a local Joint Venture partner does not have the resources to make cash contributions to the Joint Venture. In such cases, the Company has established or plans to establish an agreement with the Joint Venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the Joint Venture signs a credit agreement with the Company pursuant to which the Company loans the Joint Venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow. Prior to repayment of its credit agreement, a Joint Venture is significantly limited or prohibited from distributing profits to its shareholders. As of December 31, 1998, the Company had obligations to fund up to an additional $49.4 million with respect to funding the various credit lines the Company has extended to its Joint Ventures in Eastern Europe and the FSU. The Company's funding commitments under such credit lines are contingent upon its approval of the Joint Ventures' business plans. To the extent that the Company does not approve a Joint Venture's business plan, the Company is not required to provide funds to such Joint Venture under the credit line. The distributions (including profits) from the Joint Venture to the Company and the local partner are made on a pro rata basis in accordance with their respective ownership interests.

The Communications Group's Joint Ventures in China are foreign-invested, limited liability entities that are legal persons under China's laws and are permitted to enter into contracts, acquire property and undertake obligations in their own names. The Joint Ventures' owners have liability only for the amount of their subscribed for but unpaid registered capital contributions in the ventures. Such ventures are limited under their current approvals to total paid-in capital plus debt of approximately $30 million. The Group's Ningbo Joint Ventures are equity ventures, organized under laws that require contribution of paid-in capital by the owning partners in proportion to their respective share of ownership and regulate dividend distribution to the owners in proportion to their respective equity share. The Communications Group's Sichuan and Chongqing Joint Ventures are cooperative ventures, organized under laws that permit the owning partners to determine themselves each party's relative share of direct capital contribution and dividend distribution. In each case, the venture's owners were required to invest and register 40% of the venture's total investment within a predetermined period after the venture was licensed. Additional funds, up to the total investment limits set for the ventures, can then be contributed as additional paid-in capital, loaned to the ventures by the owners or borrowed from other sources. In each of its China Joint Ventures, the Communications Group has agreed to loan funds that may be required by the venture in excess of paid-in capital, if alternative debt financing is unavailable or unattractive. The Communications Group has extended loans to each of the China Joint Ventures at interest rates ranging from 8%-10% and on terms permitting repayment by the venture as cash flows permit. Repayments of such loans takes precedence over distributions to the ventures' owners. The ventures have also secured supplier credit for certain equipment purchased by China Unicom and backed by the ventures' letters of credit. Such supplier financing is treated as the ventures' funding of China Unicom's projects. The Communications Group's ownership interests in the China Joint Ventures and its loans to the Joint Ventures are registered with China's State Administration of Foreign Exchange, thereby assuring the venture's subsequent ability to convert Chinese currency revenues and to make dividend distributions and loan repayments in U.S. dollars.

Current Chinese law and regulation prohibit foreign companies and joint ventures in which they participate from providing telephony services to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result, the Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the SSF venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service.

Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. There has been no official policy statement or new regulations as yet announced, and the Company has not received any official notice regarding new policy or regulation. The Communications Group is not now holding discussions regarding new projects in the Chinese telephony sector. The Company believes that no such discussions can be productive until more definitive information is available. In light of the current regulatory uncertainty, the Company is unable to estimate the impact such changes in policy or regulation, if any, would have on the Communications Group's Chinese Joint Ventures ability to generate significant revenue, cash flow or net income.

In addition to loaning funds to the Joint Ventures, the Communications Group often provides certain services to many of the Joint Ventures for a fee. The Communications Group often does not require start-up Joint Ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each Joint Venture grows, the Communications Group institutes various payment mechanisms to have the Joint Venture reimburse it for such services where they are provided. The failure of the Company to obtain reimbursement of such services will not have a material impact on the Company's results of operations.

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

SNAPPER

GENERAL. Snapper manufactures Snapper-Registered Trademark- brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, garden tractors, zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area and front-mount zero turn radius lawn equipment.

Snapper products are premium-priced, generally selling at retail from $300 to $10,500. Snapper sells to and supports directly an approximately 5,000-dealer network for the distribution of its products. Snapper also sells its products through foreign distributors and offered a limited selection of residential walk-behind lawnmowers and rear-engine riding lawnmowers through approximately 250 of the Home Depot locations through August 1998, when Snapper terminated its relationship with the Home Depot.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior and subsequent to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Snapper has an agreement with a financial institution which makes floor-plan financing for Snapper products available to dealers. This agreement provides financing for dealer inventories and accelerates cash flow to Snapper. Under the terms of this agreement, a default in payment by one of the dealers on the program is non-recourse to Snapper. If there is a default by a dealer Snapper is obligated to repurchase any new and unused equipment recovered from the dealership. At December 31, 1998 there was approximately $96.4 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

Snapper also makes available, through General Electric Credit Corporation, a retail customer revolving credit plan. This credit plan allows consumers to pay for Snapper products over time. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1.0 million square feet. Excluding engines, transmissions and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and material for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 1998, Snapper spent an average of $3.8 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark "Snapper-Registered Trademark-" is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

The lawn and garden industry is highly competitive with the competition being based on price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. A large number of companies, some of which are better capitalized than Snapper, manufacture and distribute products that compete with Snapper's, including The Toro Company, Lawn-Boy (a product of The Toro Company), Sears Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, American Yard Products, Inc., MTD Products, Inc. and Simplicity Manufacturing, Inc.

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

In June 1997, RDM entered into a $100.0 million revolving credit facility (the "RDM Credit Facility") with a syndicate of lenders led by Foothill Capital Corporation (the "Lender") and used a portion of the proceeds of such facility to refinance its existing credit facility. In order to induce the Lender to extend the entire amount of the RDM Credit Facility, Metromedia Company ("Metromedia"), an affiliate of the Company, provided the Lender with a $15.0 million letter of credit (the "Metromedia Letter of Credit") that could be drawn by the Lender (i) upon five days notice, if RDM defaulted in any payment of principal or interest or breached any other convenant or agreement in the RDM Credit Facility and as a result of such other default the lenders accelerated the amounts outstanding under the RDM Credit Facility, subject, in each such case, to customary grace periods, or (ii) immediately, upon the bankruptcy or insolvency of RDM. In consideration for the Metromedia Letter of Credit, RDM issued to Metromedia 10-year warrants to acquire 3,000,000 shares of RDM common stock, exercisable after 90 days from the date of issuance at an exercise price of $.50 per share (the "RDM Warrants"). In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia offered the Company the opportunity to substitute its Letter of Credit for the Metromedia Letter of Credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its Letter of Credit (the "Letter of Credit") for Metromedia's Letter of Credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such payment. As a result, on August 22, 1997, the Lender declared an Event of Default (as defined under the RDM Credit Facility) and accelerated all amounts outstanding under such facility. On August 29, 1997, RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have discontinued ongoing business operations and their assets are being liquidated. As of August 22, 1997, the closing price per share of RDM common stock was $.50 and the quoted market value of the Company's investment in RDM was approximately $9.6 million. As a result of RDM's financial difficulties and uncertainties, the NYSE halted trading in the shares of RDM common stock and the Company believes that it will not receive any compensation for its equity interest.

After the commencement of the chapter 11 cases, the Lender drew the entire amount of the Letter of Credit. Consequently, the Company will become subrogated to the Lender's secured claims against the Company in an amount equal to the drawing under the Letter of Credit, following payment in full of the Lender. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or if it is successful in asserting any such subrogation claims, whether RDM's remaining assets will be sufficient to pay them.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM, including the Company, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that former officers or directors of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM ("the Creditors' Committee") has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM ("the Bondholders' Committee") has moved to intervene in or join the proceeding. On February 16, 1999, the Creditors' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the Bondholders' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. v. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceedings. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

LANDMARK SALE

On April 16, 1998, the Company sold to Silver Cinemas, Inc. (the "Landmark Sale") all of the assets of Landmark, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities.

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not affected materially nor is it expected to affect materially Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1998 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1998. As of December 31, 1998, the Company had a remaining reserve of approximately $2.2 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

The Company, through a wholly owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation ("DP"), a former subsidiary of the Company that used the Opelika Property as a storage area for stockpiling cement, sand and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. The Opelika Property was transferred to the Company's wholly owned subsidiary in connection with the sale of the Company's former sporting goods subsidiary. In connection with such sale, the Company entered into an environmental indemnity agreement (the "Environmental Indemnity Agreement") under which the Company is obligated for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Environmental Indemnity Agreement with respect to the Opelika Property are not limited. The Environmental Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property.

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") advised the Company that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM required the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to ADEM that the work was successfully completed. The Company has proposed to ADEM an accelerated groundwater monitoring schedule. If ADEM responds favorably, the Company anticipates closure of this site in 1999. The Company believes that its reserve of approximately $100,000 will be adequate to cover any further costs.

EMPLOYEES

As of March 9, 1999, the Company had approximately 1,000 regular employees. Approximately 600 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

SEGMENT AND GEOGRAPHIC DATA

Business segment data and information regarding the Company's foreign revenues by country area are included in notes 2, 3 and 13 to the Notes to Consolidated Financial Statements included in Item 8 hereof.

ITEM 2. PROPERTIES

The following table contains a list of the Company's principal properties.

                                                   NUMBER OF
                                            ------------------------
DESCRIPTION                                    OWNED       LEASED                      LOCATION
------------------------------------------  -----------  -----------  ------------------------------------------
COMMUNICATIONS GROUP:
Office space..............................      --            1       Stamford, Connecticut
Office space..............................      --            1       Moscow, Russia
Office space..............................      --            1       Vienna, Austria
Office space..............................      --            1       New York, New York
Office space..............................      --            1       Beijing, People's Republic of China

GENERAL CORPORATE:
Office space..............................      --            1       East Rutherford, New Jersey

SNAPPER:
Manufacturing plant.......................       1           --       McDonough, Georgia
Distribution facility.....................      --            2       McDonough, Georgia
Distribution facility.....................      --            1       Dallas, Texas
Distribution facility.....................      --            1       Greenville, Ohio
Distribution facility.....................      --            1       Reno, Nevada

The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

ITEM 3. LEGAL PROCEEDINGS

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery (the "Court") on February 22, 1991 against Fuqua Industries, Inc. ("Fuqua"), Intermark, Inc. ("Intermark"), the then-current directors of Fuqua and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua and Intermark in the absence of approval by a majority of Fuqua's disinterested shareholders. Subsequently, two similar actions, styled BEHRENS V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11988 and FREBERG V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

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

On February 5, 1998, plaintiffs filed a consolidated third amended derivative complaint and named as defendants Messrs. J.B. Fuqua, Klamon, Sanders, Scott, Warner and Zellars. The complaint alleged that defendants (i) entered into an agreement pursuant to which Triton was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua common stock were repurchased, both allegedly in furtherance of an entrenchment plan. For their relief, plaintiffs seek damages and an accounting of profits improperly obtained by defendants.

In March 1998, defendants J. B. Fuqua, Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company also filed its answer, submitting itself to the jurisdiction of the Court for a proper resolution of the claims purported to be set forth by the plaintiffs.

Discovery is ongoing. The individual defendants have also filed motions to disqualify Abrams and Freberg as derivative plaintiffs. No decision has been rendered with respect to either motion.

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, a purported class action lawsuit, MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company ("Goldwyn"), Goldwyn's directors and majority shareholder breached their fiduciary duties to the public shareholders of Goldwyn. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. The plaintiff agreed to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment constitutes a complete and final satisfaction of the claims asserted by the plaintiff and a plaintiff class certified solely for the purposes of the settlement. The settlement and the settlement class were approved by the court on October 8, 1998. Members of the class have been notified of the settlement and were able to file proofs of claim until February 15, 1999, which claims are now being processed. The court will hold a hearing on July 7, 1999 regarding the final distribution of the settlement fund.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of Goldwyn, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust (the "Trust") to enter into various agreements in connection with the merger of the Samuel Goldwyn Company (since renamed Goldwyn Entertainment Company); breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and used, without permission, the "Goldwyn" trademark. The action also alleged that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. After the Company successfully demurred to the trademark and the breach of fiduciary duty claims, the plaintiffs amended their pleading, revising and reasserting the trademark and breach of fiduciary duty claims. Following a period of discovery, the Company reached a settlement with the plaintiffs. The court ordered the plaintiffs' claims against the Company dismissed with prejudice on January 11, 1999.

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

FOR A DISCUSSION OF LEGAL PROCEEDINGS IN CONNECTION WITH RDM, SEE "ITEM 1.
BUSINESS--INVESTMENT IN RDM".

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since November 2, 1995, the Common Stock has been listed and traded on the American Stock Exchange and the Pacific Stock Exchange (the "AMEX" and "PSE", respectively) under the symbol "MMG". Prior to November 2, 1995, the Common Stock was listed and traded on both the NYSE and the PSE under the symbol "ACT." The following table sets forth the quarterly high and low closing sales prices per share for the Company's Common Stock as reported by the AMEX.

                                                                        MARKET PRICE OF COMMON STOCK
                                                                  ----------------------------------------
QUARTERS ENDED                                                           1998                  1997
----------------------------------------------------------------- ------------------    ------------------

                                                                   HIGH        LOW       HIGH        LOW
                                                                  -------    -------    -------    -------
March 31......................................................... $15 3/16   $ 9 5/8    $11 7/8    $ 9 3/16
June 30..........................................................  17 7/8     11 1/16    13 1/16     7 7/16
September 30.....................................................  13 9/16     3 3/4     12 7/8     10 7/8
December 31......................................................   6 1/4      2 3/4     14 1/4      8 3/4

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

As of March 25, 1999, there were approximately 7,046 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $5 5/16 per share as reported by the AMEX.

ITEM 6. SELECTED FINANCIAL DATA

                                                                  YEARS ENDED DECEMBER 31,            YEAR ENDED
                                                         ------------------------------------------  FEBRUARY 28,
                                                           1998       1997     1996 (1)   1995 (2)       1995
                                                         ---------  ---------  ---------  ---------  ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues (3)...........................................  $ 240,292  $ 204,328  $  36,592  $   5,158   $    3,545
Equity in losses of unconsolidated investees (4).......    (18,151)   (53,150)    (7,835)    (6,367)      (1,785)
Loss from continuing operations (3) (4) (5)............   (135,986)  (130,901)   (72,146)   (36,265)     (19,141)
Income (loss) from discontinued operations (3).........     12,316    234,036    (38,592)  (344,329)     (50,270)
Loss from extraordinary items (6)......................     --        (14,692)    (4,505)   (32,382)      --
Net income (loss)......................................  $(123,670) $  88,443  $(115,243) $(412,976)  $  (69,411)
Income (loss) per common share--Basic:
  Continuing operations................................  $   (2.19) $   (2.02) $   (1.33) $   (1.48)  $    (0.95)
  Discontinued operations..............................        .18       3.50      (0.71)    (14.03)       (2.48)
  Extraordinary items..................................     --          (0.22)     (0.08)     (1.32)      --
  Net income (loss)....................................  $   (2.01) $    1.26  $   (2.12) $  (16.83)  $    (3.43)
Ratio of earnings to fixed charges (7).................        n/a        n/a        n/a        n/a          n/a
Weighted average common shares outstanding.............     68,955     66,961     54,293     24,541       20,246
Dividends per common share.............................     --         --         --         --           --
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets (8).......................................  $ 609,641  $ 789,272  $ 513,118  $ 328,600   $   40,282
Notes and subordinated debt............................     51,834     79,416    190,754    171,004       24,948

------------------------------

(1) The consolidated financial statements for the year ended December 31, 1996 include two months (November and December 1996) of the results of operations of Snapper.

(2) The consolidated financial statements for the year ended December 31, 1995 include operations for Actava and Sterling from November 1, 1995 and two months for Orion (January and February 1995) that were included in the February 28, 1995 consolidated financial statements. The net loss for the two month duplicate period is $11.4 million.

(3) On July 10, 1997 and April 16, 1998, the Company completed the Entertainment Group Sale and the Landmark Sale, respectively. These transactions have been treated as discontinuances of business segments and, accordingly, the Company's consolidated financial statements reflect the results of operations of the Entertainment Group and Landmark as discontinued segments.

(4) Included in the year ended December 31, 1997 are equity in losses and writedown of investment in RDM of $45.1 million.

(5) For the year ended December 31, 1998, in connection with the Communications Group's paging operations, the Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to Joint Ventures and wrote down inventory. The total non-cash nonrecurring charge and write down was $49.9 million.

(6) For each of the years ended December 31, 1997, 1996 and 1995 the extraordinary items reflect the loss on the repayment of debt in each period.

(7) For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company plus (i) its majority-owned subsidiaries, whether or not consolidated, (ii) its proportionate share of any fifty-percent-owned Joint Ventures, and (iii) any income received from less-than-fifty-percent-owned Joint Ventures. Fixed charges are the sum of (i) interest costs, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 1998, 1997, 1996 and 1995 and for the year ended February 28, 1995; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 1998, 1997, 1996 and 1995 and for the year ended February 28, 1995 were: $141.1 million, $95.3 million, $64.3 million, $30.1 million and $17.4 million, respectively.

(8) Total assets include the net assets of the Entertainment Group and Landmark. The net assets (liabilities) of the Entertainment Group at December 31, 1996 and 1995 and February 28, 1995 were $11.0 million, $12.1 million and ($8.5) million, respectively. The revenues of the Entertainment Group for the years ended December 31, 1996 and 1995 and February 28, 1995 were $135.6 million, $133.8 million and $191.2 million, respectively. At December 31, 1997 and 1996, the net assets of Landmark, which was acquired on July 2, 1996, were $46.8 million and $46.5 million, respectively. The revenues of Landmark for the period July 2, 1996 to December 31, 1996 were $29.6 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

GENERAL

The business activities of the Company are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic business segments, Eastern Europe and the FSU, and China. There are four lines of business in Eastern Europe and the FSU as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and
(iv) radio broadcasting. The Company's investments in various telephony services in China is a separate segment. The Company's third segment is the manufacture of lawn and garden products through Snapper.

During 1998, the Company continued to focus its growth on opportunities in communication businesses. The convergence of cable television and telephony and the relationship of each business to Internet access has provided the Company a unique opportunity. However, as the Company has seen in the current year, the quick pace of technological, regulatory and political change can effectively limit the opportunities for the Company in some of the businesses in which it operates. During 1997 and 1998, the Company completed the sale of its entertainment assets (see Notes 5 and 6 of the Notes to Consolidated Financial Statements), which has provided significant funds for the Company's expansion in communications businesses. In addition, the Company saw limited growth opportunities for it in trunked mobile radio and in July 1998 sold its investment in Protocall Ventures. The Company still owns an interest in one trunked mobile radio venture and the Company is currently evaluating how to best maximize its value to the Company.

The Communications Group's paging business is experiencing increasing competition from cellular telephony in some of the markets in which it operates. There is a likelihood of similar competition in the future in other markets where the Communications Group has paging operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including CPP, the paging operations continued to generate operating losses in 1998. A revised operating plan has been developed to stabilize the Communications Group's paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. As a result of the revised plan, the Company recorded a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory. It is anticipated that under the revised plan the Communications Group's paging business operating losses will decrease significantly.

On November 1, 1995, Orion, MITI, the Company and Sterling consummated the November 1 Merger. In connection with the November 1 Merger, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1 Merger, the Company adopted a formal plan to dispose of Snapper and, as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation and the Company included in its results of operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company does not believe it will be entitled to any distributions from its equity interest in RDM.

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in Joint Ventures that are currently in operation or planning to commence operations in Eastern Europe, the FSU, China and other selected emerging markets. The Communications Group's Joint Ventures currently offer cellular telecommunications, fixed telephony, international and long distance telephony services, cable television, paging, and radio broadcasting. The Communications Group's Joint Ventures' partners are principally governmental agencies or ministries.

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas in Eastern Europe and the FSU, and in the People's Republic of China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures in which it invests. Currently, legal restrictions in China prohibit foreign ownership and operation in the telecommunications sector. The Communications Group's China Joint Ventures invest in telephony system construction and development networks being undertaken by China Unicom. The completed systems are operated by China Unicom. The Communications Group's China Joint Ventures receive payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice and consulting and other services. Hereinafter, all references to the Communications Group Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and the Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony systems of China Unicom to which such Joint Ventures provide funding and services.

The Company's financial statements consolidate only the accounts and results of operations of 16 of the Communications Group's 46 operating Joint Ventures at December 31, 1998. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See Notes 2 and 3 to the "Notes to Consolidated Financial Statements" of the Company for the year ended December 31, 1998, for those Joint Ventures recorded under the equity method and their summary financial information.

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet. The losses recorded in the years ended 1998 and 1997 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe, the FSU and China. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. The Communications Group recognizes the full amount of losses generated by the Joint Venture when the Communications Group is the sole funding source of the Joint Ventures.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

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

The following tables set forth operating results for the years ended December 31, 1998, 1997 and 1996, for the Company's Communications Group's two segments and the lawn and garden products segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                                  COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
                                                                                     UNION
                                                  ----------------------------------------------------------------------------
                                                                              INTERNATIONAL
                                                   CELLULAR                     AND LONG                               RADIO
                                                   TELECOM-        FIXED        DISTANCE        CABLE                 BROAD-
                                                  MUNICATIONS    TELEPHONY      TELEPHONY    TELEVISION    PAGING     CASTING
                                                  -----------  -------------  -------------  -----------  ---------  ---------

COMBINED
Revenues........................................      22,091            30         27,187        31,440      20,426     19,215
Depreciation and amortization...................       9,384            13          1,927        13,597       3,161      1,440
Operating income (loss).........................      (5,665)         (403)         7,849        (5,212)    (19,999)     1,046

CONSOLIDATED
Revenues........................................      --            --             --             3,444       4,204     17,081
Gross profit....................................
Nonrecurring charge.............................      --            --             --            --           6,280     --
Depreciation and amortization...................      --            --             --             1,541       1,591      1,228
Operating income (loss).........................      --            --             --            (1,475)    (20,632)     1,171

UNCONSOLIDATED JOINT VENTURES
Revenues........................................      22,091            30         27,187        27,996      16,222      2,134
Depreciation and amortization...................       9,384            13          1,927        12,056       1,570        212
Operating income (loss).........................      (5,665)         (403)         7,849        (3,737)        633       (125)
Net income (loss)...............................     (12,821)         (495)         5,333        (8,985)     (3,384)      (221)
Equity in income (losses) of unconsolidated
  investees (Note 2)............................      (5,867)         (515)         1,600        (3,877)     (7,460)      (108)

Gain on sale of Protocall Ventures, net.........
Foreign currency loss...........................
Minority interest...............................

Interest expense................................
Interest income.................................
Income tax benefit..............................
Discontinued operations.........................
Net loss........................................


                                                               SEGMENT               COMMUNICATIONS
                                                                HEAD-                    GROUP--
                                                    OTHER     QUARTERS      TOTAL         CHINA        SNAPPER      OTHER
                                                  ---------  -----------  ---------  ---------------  ---------  -----------
COMBINED
Revenues........................................      6,249       2,279     128,917
Depreciation and amortization...................      1,087       5,784      36,393
Operating income (loss).........................     (2,571)    (87,519)   (112,474)
CONSOLIDATED
Revenues........................................      3,200       2,279      30,208        --           210,084      --
Gross profit....................................                                                         62,690
Nonrecurring charge.............................     --          34,037      40,317        --            --          --
Depreciation and amortization...................        481       5,784      10,625         3,226         6,728           9
Operating income (loss).........................       (186)    (87,519)   (108,641)      (14,504)       (7,607)        896
UNCONSOLIDATED JOINT VENTURES
Revenues........................................      3,049      --          98,709         3,483
Depreciation and amortization...................        606      --          25,768         2,662
Operating income (loss).........................     (2,385)     --          (3,833)         (660)
Net income (loss)...............................     (3,220)     --         (23,793)       (3,567)
Equity in income (losses) of unconsolidated
  investees (Note 2)............................       (884)     --         (17,111)       (1,040)       --          --
Gain on sale of Protocall Ventures, net.........                              5,527        --            --          --
Foreign currency loss...........................                               (137)       --            --          --
Minority interest...............................                              1,527         8,331        --          --
Interest expense................................
Interest income.................................
Income tax benefit..............................
Discontinued operations.........................

Net loss........................................


                                                  CONSOLIDATED
                                                  ------------
COMBINED
Revenues........................................
Depreciation and amortization...................
Operating income (loss).........................
CONSOLIDATED
Revenues........................................   $  240,292
Gross profit....................................
Nonrecurring charge.............................       40,317
Depreciation and amortization...................       20,588
Operating income (loss).........................     (129,856)
UNCONSOLIDATED JOINT VENTURES
Revenues........................................
Depreciation and amortization...................
Operating income (loss).........................
Net income (loss)...............................
Equity in income (losses) of unconsolidated
  investees (Note 2)............................      (18,151)
Gain on sale of Protocall Ventures, net.........        5,527
Foreign currency loss...........................         (137)
Minority interest...............................        9,858
Interest expense................................      (16,331)
Interest income.................................       12,746
Income tax benefit..............................          358
Discontinued operations.........................       12,316
                                                  ------------
Net loss........................................   $ (123,670)
                                                  ------------
                                                  ------------

Note 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization ("EBITDA"). The above segment information and the discussion of the Company's operating segments is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operating segment in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income
(loss) for its consolidated and unconsolidated Joint Ventures in Eastern Europe and the republics of the former Soviet Union. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The above segment information for the Communications Group's China Joint Ventures represents the investment in network construction and development of telephony networks for China Unicom. The above segment information does not reflect the results of operations of China Unicom's telephony networks.

Note 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ---------------------------------------------------------------------------------------------
                                                    INTERNATIONAL
                                      CELLULAR        AND LONG                                   RADIO                  SEGMENT
                                      TELECOM-        DISTANCE         CABLE                    BROAD-                   HEAD-
                                     MUNICATIONS      TELEPHONY     TELEVISION     PAGING       CASTING      OTHER     QUARTERS
                                    -------------  ---------------  -----------  -----------  -----------  ---------  -----------
COMBINED
Revenues..........................        2,587          30,866         23,314       12,999       16,015       4,004       1,885
Depreciation and amortization.....        2,380           1,287          9,648        1,630          699         981       4,906
Operating income (loss)...........       (6,761)         17,244         (6,831)      (3,905)       4,182      (3,325)    (39,440)

CONSOLIDATED
Revenues..........................       --              --              1,902        3,318       13,549         598       1,885
Gross profit......................
Depreciation and amortization.....       --              --                791          790          607          89       4,906
Operating income (loss)...........       --              --             (1,953)      (4,084)       3,935         145     (39,440)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................        2,587          30,866         21,412        9,681        2,466       3,406      --
Depreciation and amortization.....        2,380           1,287          8,857          840           92         892      --
Operating income (loss)...........       (6,761)         17,244         (4,878)         179          247      (3,470)     --
Net income (loss).................       (8,129)         14,030         (9,875)      (1,318)         121      (4,053)     --
Equity in income (losses) of
  unconsolidated investees (Note
  2)..............................       (2,027)          4,209         (7,212)        (761)         159      (1,601)     --

Foreign currency gain (loss)......
Minority interest.................

Interest expense..................
Interest income...................
Income tax benefit................
Discontinued operations...........
Extraordinary items...............
Net income........................


                                                COMMUNICATIONS
                                                    GROUP--
                                      TOTAL          CHINA          SNAPPER      OTHER    CONSOLIDATED
                                    ---------  -----------------  -----------  ---------  ------------
COMBINED
Revenues..........................     91,670
Depreciation and amortization.....     21,531
Operating income (loss)...........    (38,836)
CONSOLIDATED
Revenues..........................     21,252         --             183,076      --       $  204,328
Gross profit......................                                    59,080
Depreciation and amortization.....      7,183          2,566           6,973          12       16,734
Operating income (loss)...........    (41,397)       (17,871)        (15,246)     (5,561)     (80,075)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     70,418          1,422
Depreciation and amortization.....     14,348          1,179
Operating income (loss)...........      2,561           (187)
Net income (loss).................     (9,224)        (1,982)
Equity in income (losses) of
  unconsolidated investees (Note
  2)..............................     (7,233)          (861)         --         (45,056)     (53,150)
Foreign currency gain (loss)......       (770)            56          --          --             (714)
Minority interest.................        561          8,332          --          --            8,893
Interest expense..................                                                            (20,922)
Interest income...................                                                              9,840
Income tax benefit................                                                              5,227
Discontinued operations...........                                                            234,036
Extraordinary items...............                                                            (14,692)
                                                                                          ------------
Net income........................                                                         $   88,443
                                                                                          ------------
                                                                                          ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)
                                   SEE NOTE 3

                                      COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                    -------------------------------------------------------------------------------------
                                    INTERNATIONAL
                                      AND LONG                                                       SEGMENT
                                      DISTANCE        CABLE                  BROAD-                   HEAD-
                                      TELEPHONY    TELEVISION    PAGING      CASTING      OTHER     QUARTERS      TOTAL
                                    -------------  -----------  ---------  -----------  ---------  -----------  ---------
COMBINED
Revenues..........................       19,177        15,243      10,864      10,899       1,030       1,634      58,847
Depreciation and amortization.....          617         5,964       1,645         257         493       5,445      14,421
Operating income (loss)...........        3,122        (5,990)       (943)        279      (1,409)    (29,902)    (34,843)

CONSOLIDATED
Revenues..........................       --               170       2,880       9,363      --           1,634      14,047
Gross profit......................
Depreciation and amortization.....       --               302         461         174      --           5,445       6,382
Operating income (loss)...........       --              (832)       (427)      2,102      --         (29,902)    (29,059)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................       19,177        15,073       7,984       1,536       1,030          --      44,800
Depreciation and amortization.....          617         5,662       1,184          83         493          --       8,039
Operating income (loss)...........        3,122        (5,158)       (516)     (1,823)     (1,409)         --      (5,784)
Net income (loss).................        2,997        (7,954)     (1,687)     (2,149)     (1,690)         --     (10,483)
Equity in income (losses) of Joint
  Ventures (Note 2)...............          899        (5,011)     (1,232)     (1,896)       (595)         --      (7,835)

Foreign currency loss.............                                                                                   (255)
Minority interest.................                                                                                    666

Interest expense..................
Interest income...................
Income tax expense................
Discontinued operations...........
Extraordinary items...............
Net loss..........................


                                     COMMUNICATIONS                  SNAPPER-
                                         GROUP--         SNAPPER    ASSET HELD
                                          CHINA         PRO-FORMA    FOR SALE      OTHER    CONSOLIDATED
                                    -----------------  -----------  -----------  ---------  ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................         --             153,168     (130,623)     --       $   36,592
Gross profit......................                         22,570
Depreciation and amortization.....             21           7,266       (6,010)         18        7,677
Operating income (loss)...........         (2,729)        (27,298)      17,933      (9,373)     (50,526)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................             --
Depreciation and amortization.....             --
Operating income (loss)...........             --
Net income (loss).................             --
Equity in income (losses) of Joint
  Ventures (Note 2)...............             --              --           --                   (7,835)
Foreign currency loss.............             --              --           --                     (255)
Minority interest.................             --              --           --                      666
Interest expense..................                                                              (19,090)
Interest income...................                                                                5,308
Income tax expense................                                                                 (414)
Discontinued operations...........                                                              (38,592)
Extraordinary items...............                                                               (4,505)
                                                                                            ------------
Net loss..........................                                                           $ (115,243)
                                                                                            ------------
                                                                                            ------------

Note 3: Snapper Pro-Forma information represents the results of operations of Snapper as if it had been consolidated as of January 1, 1996. Snapper - Asset Held for Sale represents the result of operations for January 1, 1996 to October 31, 1996 when Snapper was recorded as an asset held for sale.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED
  DECEMBER 31, 1997, AND YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

LEGEND

C = Consolidated
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

The following sets forth, by line of business, the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures, the Communications Group's ownership percentage and selected income statement information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

TELEPHONY

CELLULAR TELECOMMUNICATIONS

                                                                                                        YEAR ENDED DECEMBER 31,
                                                                                                   ---------------------------------
JOINT VENTURE/SUBSIDIARY                                                           OWNERSHIP %        1998        1997       1996
------------------------------------------------------------------------------  -----------------     -----     ---------  ---------
Baltcom GSM (Latvia)..........................................................             22%              E       E          P
Magticom (Tbilisi, Georgia)...................................................             35%              E       E          P
Tyumenruskom (Tyumen, Russia).................................................             46%              P      N/A        N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                                 % CHANGE         % CHANGE
                                                             1998       1997        1996       1998 TO 1997     1997 TO 1996
                                                          ----------  ---------     -----     ---------------  ---------------
Revenues................................................  $   22,091  $   2,587          --            754%             N/A
Operating loss..........................................  $   (5,665) $  (6,761)         --            (16)%            N/A
Net loss................................................  $  (12,821) $  (8,129)     --                 58%             N/A
Equity in losses of Joint Ventures......................  $   (5,867) $  (2,027)     --                189%             N/A

REVENUES. Revenues for cellular communications reflects the result of operations in Latvia and Georgia, both of which commenced operations in 1997, and were active for six months and one month, respectively, during that year. Increases in 1998 are a result of having twelve months of operations. Total subscribers increased to 49,607 in 1998 from 10,429 in 1997.

OPERATING LOSS. Included in operating losses in 1998 and 1997 were depreciation and amortization charges of $9.4 million and $2.4 million, respectively. The decreased operating loss in 1998 as compared to 1997 is a result of increasing revenue while controlling selling, general and administrative costs at the operation in Latvia, offset by increased selling, general and administrative expenses incurred at the operations in Georgia.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET LOSS. Included in net losses in 1998 and 1997 was interest expense of $6.8 million and $1.0 million, respectively. The increase in interest expense in 1998 from the prior year represents additional borrowings by the Joint Ventures to fund and expand their operations.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of Joint Ventures represents the Communications Group's proportionate share of the net losses of the Communications Group's Joint Venture in 1998 and 1997. The increase in equity in losses of Joint Ventures in 1998 is the result of having twelve months of operations.

FIXED TELEPHONY

                                                                                                        YEAR ENDED DECEMBER 31,
                                                                                                   ---------------------------------
JOINT VENTURE/SUBSIDIARY                                                           OWNERSHIP %        1998        1997       1996
------------------------------------------------------------------------------  -----------------     -----     ---------  ---------
Instaphone (Kazakhstan).......................................................             50%              E       P         N/A
Caspian American Telecommunications (Azerbaijan)..............................             38%              P      N/A        N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                                         % CHANGE
                                                                   1998        1997         1996       1998 TO 1997
                                                                 ---------     -----        -----     ---------------
Revenues.......................................................  $      30      --           --                N/A
Operating loss.................................................  $    (403)     --           --                N/A
Net loss.......................................................  $    (495)     --           --                N/A
Equity in losses of Joint Ventures.............................  $    (515)     --           --                N/A

                                                                    % CHANGE
                                                                  1997 TO 1996
                                                                 ---------------
Revenues.......................................................           N/A
Operating loss.................................................           N/A
Net loss.......................................................           N/A
Equity in losses of Joint Ventures.............................           N/A

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's Joint Venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry. Included in the operating loss are depreciation charges of $13,000. Included in net loss are interest charges of $96,000.

INTERNATIONAL AND LONG DISTANCE TELEPHONY

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                    ------------------------
JOINT VENTURE/SUBSIDIARY                                                            OWNERSHIP %        1998         1997
-------------------------------------------------------------------------------  -----------------     -----        -----
Telecom Georgia (Tbilisi, Georgia).............................................             30%              E            E


JOINT VENTURE/SUBSIDIARY                                                            1996
-------------------------------------------------------------------------------     -----
Telecom Georgia (Tbilisi, Georgia).............................................           E

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income, net income and equity in income of the Communications Group's investment in Telecom Georgia which is recorded under the equity method (in thousands):

                                                                                           % CHANGE         % CHANGE
                                                         1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                       ---------  ---------  ---------  ---------------  ---------------
Revenues.............................................  $  27,187  $  30,866  $  19,177           (12)%             61%
Operating income.....................................  $   7,849  $  17,244  $   3,122           (54)%            452%
Net income...........................................  $   5,333  $  14,030  $   2,997           (62)%            368%
Equity in income of Joint Ventures...................  $   1,600  $   4,209  $     899           (62)%            368%

REVENUES. International and long distance calling revenues are generated at Telecom Georgia which handles international calls inbound to and outbound from the Republic of Georgia. Revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1997 decreased due to the change in the incoming and outgoing mix in telephone traffic and the contractual reductions in termination accounting rates in Telecom Georgia's international settlement agreements for traffic with its overseas carriers. The increase in international toll calling revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is directly attributable to increases in both the incoming and outgoing minutes streams.

OPERATING INCOME. Included in operating income in 1998, 1997 and 1996 were depreciation and amortization charges of $1.9 million, $1.3 million and $617,000, respectively.

NET INCOME. Included in net income in 1998, 1997 and 1996 were interest charges of $375,000, $382,000 and $65,000, respectively. The increase in both operating and net income from 1996 to 1997 and decreases from 1997 to 1998 are partially due to the impact of favorable settlements with international carriers of approximately $2.0 million in 1997, for costs related to 1996 call revenues. Additionally, during 1996 and 1997, Telecom Georgia was the only entity licensed to handle international call traffic in and out of Georgia. In 1998 several new market entrants started providing international telephone service.

EQUITY IN INCOME OF JOINT VENTURE. Equity in income of Joint Venture represents the Communications Group's proportionate share of Telecom Georgia's net income in 1998, 1997 and 1996.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CABLE TELEVISION

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                 ---------------------------------
JOINT VENTURE/SUBSIDIARY                                                          OWNERSHIP %       1998        1997       1996
------------------------------------------------------------------------------  ---------------     -----     ---------  ---------
Romsat Cable TV (Bucharest, Romania)..........................................           100%             C       C          C
Viginta (Vilnius, Lithuania)..................................................            55%             C       C          C
ATK (Archangelsk, Russia).....................................................            81%             P      N/A        N/A
Kosmos TV (Moscow, Russia)....................................................            50%             E       E          E
Baltcom TV (Riga, Latvia).....................................................            50%             E       E          E
Ayety TV (Tbilisi, Georgia)...................................................            49%             E       E          E
Kamalak TV (Tashkent, Uzbekistan).............................................            50%             E       E          E
Sun TV (Chisinau, Moldova)....................................................            50%             E       E          E
Alma TV (Almaty, Kazakhstan)..................................................            50%             E       E          E
Cosmos TV (Minsk, Belarus)....................................................            50%             E       E          E
Teleplus (St. Petersburg, Russia).............................................            45%             E       P         N/A

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for cable television (in thousands):

                                                                                              % CHANGE        % CHANGE
                                                            1998       1997       1996      1998 TO 1997    1997 TO 1996
                                                          ---------  ---------  ---------  ---------------  -------------
Revenues................................................  $   3,444  $   1,902  $     170            81%          1,019%
Operating loss..........................................  $  (1,475) $  (1,953) $    (832)          (24)%           135%

REVENUES. The revenue increases from cable television for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and for the year ended December 31, 1997 as compared to the year ended December 31,1996 were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package, coupled with acquisitions in Romania and Moldova. This strategy was first implemented in 1996 and expanded in 1997 to all cable Joint Ventures.

OPERATING LOSS. Included in operating losses in 1998, 1997 and 1996 were depreciation and amortization charges of $1.5 million, $791,000 and $302,000, respectively. The reduction in operating loss in 1998 compared to 1997 reflects the strategy to increase the customer base as noted above. In 1997 as compared to 1996, operating loss was negatively impacted by the programming operation in Romania, which provided local language subtitling and dubbing services. In 1998, this function was outsourced. This entity contributed approximately $766,000 of the operating loss in 1997.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Company's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                           % CHANGE         % CHANGE
                                                         1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                       ---------  ---------  ---------  ---------------  ---------------
Revenues.............................................  $  27,996  $  21,412  $  15,073            31%              42%
Operating loss.......................................  $  (3,737) $  (4,878) $  (5,158)          (23)%             (5)%
Net loss.............................................  $  (8,985) $  (9,875) $  (7,954)           (9)%             24%
Equity in losses of Joint Ventures...................  $  (3,877) $  (7,212) $  (5,011)          (46)%             44%

REVENUES. During 1998, revenues increased at the cable operations in Almaty, Kazakhstan, Chisnau, Moldova, Minsk, Belarus and Tashkent, Uzbekistan and accounted for approximately $1.7 million, $1.7 million, $845,000 and $633,000, respectively, of the increase in revenues of the equity investees. However, the Communications Group is intentionally slowing the growth of its Joint Venture in Belarus, as a result of regulations instituted by various governmental ministries which may adversely affect the operations of the venture. During 1997, the strategy of wiring buildings for a lower cost tier, coupled with the use of MMDS for localized product and individual installations, was expanded to all cable Joint Ventures contributing to revenue increases of approximately $1.5 million, $1.2 million and $1.4 million at the operations in Tashkent, Uzbekistan, Chisnau, Moldova and Almaty, Kazakhstan, respectively.

OPERATING LOSS. Included in operating losses in 1998, 1997 and 1996 were depreciation and amortization charges of $12.1 million, $8.9 million and $5.7 million, respectively. The improvements in operating results reflect the fact that certain operating costs are fixed and the number of subscribers increased, reducing the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers. This favorable effect was partially offset during 1998 by the operating loss incurred at the Joint Venture in St. Petersburg, Russia, which commenced operations in 1998.

NET LOSS. Included in net losses in 1998, 1997 and 1996 was interest expense of $4.5 million, $3.6 million and $2.6 million, respectively. The increases in interest expense in 1998 and 1997 from the prior years represented additional borrowings by the Joint Ventures to fund and expand their operations.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its Joint Ventures. However, for 1998, 1997 and 1996, the Communications Group recognized the full amount of losses generated in certain Joint Ventures since the contributed capital of the Joint Venture has been depleted and the Communications Group was generally the sole funding source.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                           % CHANGE          % CHANGE
                                                         1998       1997       1996      1998 TO 1997      1997 TO 1996
                                                      ----------  ---------  ---------  ---------------  -----------------
Revenues............................................  $   31,440  $  23,314  $  15,243            35%               53%
Depreciation and amortization.......................  $  (13,597) $  (9,648) $  (5,964)           41%               62%
Operating loss......................................  $   (5,212) $  (6,831) $  (5,990)          (24)%              14%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, subscriber growth and revenue increases in 1998 and 1997 were the result of implementing a new strategy by which buildings were wired in advance and targeted for a lower priced, broader band program package. Total subscribers increased from 69,118 in 1996 to 225,525 in 1997 and 315,864 in 1998. In 1998, the improvement in operating results reflects the favorable relationship between certain fixed operating costs and the increase in subscribers as described above, combined with cost savings achieved through economies of scale resulting in contract renegotiations with programmers and other suppliers.

PAGING

OVERVIEW. In 1998 and 1997, the Communications Group's paging operations experienced increasing competition from cellular telephony in some of the markets in which they operate. There is an expectation of similar competition in the future in other markets where the Communications Group has paging operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including CPP, the paging operations continued to generate operating losses in 1998. A revised operating plan has been developed to stabilize the Communications Group's paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operation. It is anticipated that under the revised plan the Communications Group's paging business operating losses will decrease significantly.

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                               ---------------------------------
JOINT VENTURE/SUBSIDIARY                                                         OWNERSHIP %      1998        1997       1996
------------------------------------------------------------------------------  -------------     -----     ---------  ---------
Baltcom Paging (Tallinn, Estonia).............................................           85%            C       C          E
CNM (Romania).................................................................           54%            C       C          C
Paging One Services (Austria).................................................          100%            C       C         N/A
Eurodevelopment (Ukraine).....................................................           51%            C      N/A        N/A
Baltcom Plus (Riga, Latvia)...................................................           50%            E       E          E
Paging One (Tbilisi, Georgia).................................................           45%            E       E          E
Raduga Poisk (Nizhny Novgorod, Russia)........................................           45%            E       E          E
PT Page (St. Petersburg, Russia)..............................................           40%            E       E          E
Kazpage (Kazakhstan)..........................................................        26-41%            E       E         N/A
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan, Uzbekistan).........           50%            E       E          E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)............................           50%            E       E          E
Paging Ajara (Batumi, Georgia)................................................           35%            E       E          E
Mobile Telecom (Russia).......................................................           50%            E      N/A        N/A

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for paging (in thousands):

                                                                                             % CHANGE         % CHANGE
                                                           1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                        ----------  ---------  ---------  ---------------  ---------------
Revenues..............................................  $    4,204  $   3,318  $   2,880            27%              15%
Operating loss........................................  $  (20,632) $  (4,084) $    (427)          405%             856%

REVENUES. The increase in revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997 is attributable to an increase of approximately $623,000 realized at the paging operations in Vienna, Austria coupled with an acquisition during the fourth quarter of 1998 of a paging operation in Ukraine. Further, the purchase of an additional interest of the operation in Tallinn, Estonia during 1997 accounted for an increase of approximately $467,000 of revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997 as the results of operations were consolidated for a full year in 1998. These gains were offset by reduced 1998 revenues at the venture in Bucharest, Romania of approximately $696,000.

The increase in revenues in the year ended December 31, 1997 as compared to December 31, 1996 is partially the result of the purchase of an additional interest in the venture in Tallinn, Estonia as noted above. The results of this venture were consolidated for part of the year in 1997 and accounted for under the equity method in 1996 and part of 1997.

OPERATING LOSS. Included in operating loss in 1998, 1997 and 1996 were depreciation and amortization charges of $1.6 million, $790,000 and $461,000, respectively. The increase in the operating loss for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily due to increased losses incurred at the operations in Romania, Estonia and Austria of approximately $4.2 million, $971,000 and $715,000, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce CPP service. CPP subscribers are not required to pay a monthly fee for service. Instead, the calling party sending the paging message is required to call a toll line for which the calling party is billed by the local telephone company. The Joint Venture then receives a fee from the local telephone company for each call made to the pager. In addition, the operating loss in 1998 includes a writeoff of inventory of $4.2 million.

The increased operating loss for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily attributable to the operating losses of approximately $2.9 million for the start up of the Austrian paging operations.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                                           % CHANGE
                                                                                            % CHANGE       1997 TO
                                                          1998       1997       1996      1998 TO 1997       1996
                                                        ---------  ---------  ---------  ---------------  ----------
Revenues..............................................  $  16,222  $   9,681  $   7,984            68%           21%
Operating income (loss)...............................  $     633  $     179  $    (516)          254%          N/M
Net loss..............................................  $  (3,384) $  (1,318) $  (1,687)          157%          (22)%
Equity in losses of Joint Ventures....................  $  (7,460) $    (761) $  (1,232)          880%          (38)%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Increased revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1997 are partially attributable to the acquisition of a paging operation in Moscow, Russia. Additionally, revenue growth was partially attributable to increases of approximately $555,000 and $888,000 at paging operations in Nizhny Novgorod, Russia and Kazakhstan. During 1997, increases in revenues of approximately $738,000 and $635,000 achieved at the paging operations in Nizhny Novgorod, Russia and Tashkent, Uzbekistan, respectively, were principally responsible for the overall growth.

OPERATING INCOME (LOSS). Included in operating income (loss) in 1998, 1997 and 1996 were depreciation and amortization charges of $1.6 million, $840,000 and $1.2 million, respectively.

NET LOSS. Included in net loss in 1998, 1997 and 1996 were interest expenses of $851,000, $800,000 and $769,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its Joint Ventures, however, for 1998, 1997 and 1996, the Communications Group recognized the full amount of losses generated by the Joint Ventures since the contributed capital of the Joint Ventures had been depleted and the Communications Group was generally the sole funding source. In addition, equity in losses of Joint Ventures includes a write down of paging investments of $5.5 million.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                           % CHANGE         % CHANGE
                                                         1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                      ----------  ---------  ---------  ---------------  ---------------
Revenues............................................  $   20,426  $  12,999  $  10,864            57%              20%
Depreciation and amortization.......................  $    3,161  $   1,630  $   1,645            94%              (1)%
Operating loss......................................  $  (19,999) $  (3,905) $    (943)          412%             314%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. In 1998, subscriber and revenue growth were partially attributable to the acquisition of a paging operation in Moscow, Russia and revenue growth at existing Joint Ventures. Total subscribers increased from 44,836 in 1996 to 57,831 in 1997 and 110,234 in 1998. Increases in operating loss in 1998 were partially due to the increased marketing, advertising, technical and distribution expenses incurred to introduce CPP service and the impact of non-cash nonrecurring charges of $10.5 million in connection with the Communications Group's revised operating plan. During 1997, increases in revenue of approximately $738,000 and $635,000 achieved at paging operations in Nizhny Novgorod, Russia and Tashkent, Uzbekistan, respectively, were primarily attributable for the overall growth. Increases in the operating income for certain existing Joint Ventures in 1997 were offset by operating losses of $2.9 million for the start up of the Austrian paging operations.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RADIO BROADCASTING

                                                                                                       YEAR ENDED DECEMBER 31,
                                                                                                 -----------------------------------
JOINT VENTURE/SUBSIDIARY                                                          OWNERSHIP %       1998         1997        1996
------------------------------------------------------------------------------  ---------------     -----        -----     ---------
Radio Juventus (Budapest, Hungary)............................................           100%             C            C       C
SAC (Moscow, Russia)..........................................................            83%             C            C       C
Radio Skonto (Riga, Latvia)...................................................            55%             C            C       C
Radio One (Prague, Czech Republic)............................................            80%             C            C       C
NewsTalk Radio (Berlin, Germany)..............................................            85%             C            C      N/A
Radio Vladivostok, (Vladivostok, Russia)......................................            51%             C            P      N/A
Country Radio (Prague, Czech Republic)........................................            85%             C            P      N/A
Radio Georgia (Tbilisi, Georgia)..............................................            51%             C            P      N/A
Radio Katusha (St. Petersburg, Russia)........................................            75%             C            E       E
Radio Nika (Socci, Russia)....................................................            51%             E            E       E
AS Trio LSL (Tallinn, Estonia)................................................            49%             E            E      N/A

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating losses for radio broadcasting (in thousands):

                                                                                            % CHANGE          % CHANGE
                                                          1998       1997       1996      1998 TO 1997      1997 TO 1996
                                                        ---------  ---------  ---------  ---------------  -----------------
Revenues..............................................  $  17,081  $  13,549  $   9,363            26%               45%
Operating income......................................  $   1,171  $   3,935  $   2,102           (70)%              87%

REVENUES. The revenue growth for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was due to increases in the number of advertising spots sold and increases in the price of the advertising spots and the acquisition of three radio stations in 1997. The ability to sell additional spots at a higher rate is dependent on an increase in audience ratings. The Communications Group has increased its audience share through the use of market research to determine programming formats and marketing strategies, including employing U.S. trained sales managers. The increase for the year ended December 31, 1998 was partially offset by a decrease in revenues at the radio operation in Hungary. This was the result of increased competition from television and from a new national radio network.

OPERATING INCOME. Included in operating income in 1998, 1997 and 1996 were depreciation and amortization charges of $1.2 million, $607,000 and $174,000, respectively. The decrease in operating income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily attributable to an increased loss of approximately $4.3 million incurred at the radio station in Berlin, Germany, which was acquired during the third quarter of 1997. Increased programming and other expenses associated with the News Talk format at this station account for the loss. The News Talk format has higher start up costs than traditional music radio stations.

The increase in operating income from 1996 to 1997 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop existing audience share and revenue base, offset by the effects of start up costs of new stations acquired in 1997.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                              % CHANGE         % CHANGE
                                                            1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                          ---------  ---------  ---------  ---------------  ---------------
Revenues................................................  $   2,134  $   2,466  $   1,536            (13)%             61%
Operating income (loss).................................  $    (125) $     247  $  (1,823)           N/M              N/M
Net income (loss).......................................  $    (221) $     121  $  (2,149)           N/M              N/M
Equity in income (losses) of Joint Ventures.............  $    (108) $     159  $  (1,896)           N/M              N/M

REVENUES. The decrease in revenues in the year ended December 31, 1998 as compared to the year ended December 31, 1997 is partially the result of the 1998 purchase of an additional interest in the venture in St. Petersburg, Russia resulting in a change in accounting from the equity method. The results of this venture were consolidated in 1998 and accounted for under the equity method in 1997. This was offset by an increase in revenues of approximately $1.1 million at the stations in Tallinn, Estonia for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

The increase in revenues in 1997 as compared to 1996 is a result of successfully implementing the strategy described above, which resulted in an increase of approximately $1.1 million at the station in St. Petersburg, Russia. Additionally, the acquisition during 1997 of a multi-station radio group in Estonia contributed approximately $744,000 to the revenue increase.

OPERATING INCOME. Included in operating income in 1998, 1997 and 1996 were depreciation and amortization charges of $212,000, $92,000 and $83,000, respectively. The increase in operating income from 1996 to 1997 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop existing audience share and revenue base. During 1998, this was offset by the effects of start up costs of new stations acquired.

NET LOSS. Included in net loss in 1998, 1997 and 1996 were interest charges of $15,000, $82,000 and $257,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its Joint Ventures. However, in 1996, the Communications Group recognized the full amount of losses generated by the Joint Ventures since the contributed capital of the Joint Venture had been depleted and the Communications Group was generally the sole funding source.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating income on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                           % CHANGE        % CHANGE
                                                         1998       1997       1996      1998 TO 1997    1997 TO 1996
                                                       ---------  ---------  ---------  ---------------  -------------
Revenues.............................................  $  19,215  $  16,015  $  10,899            20%             47%
Depreciation and amortization........................  $   1,440  $     699  $     257           106%            172%
Operating income.....................................  $   1,046  $   4,182  $     279           (75)%         1,399%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, revenues continued to grow in 1998 as the Communications Group was able to sell additional spots at higher rates and from the acquisition of radio stations. The increased revenue growth in 1998 was offset by the loss incurred by the Company's radio station in Berlin and the decrease in operating income from the effects of increased competition on the radio station in Hungary. The increase in revenues in 1997 as compared to 1996 is a result of successfully implementing the strategy described above, which resulted in an increase of approximately $1.1 million at the station in St. Petersburg, Russia. Additionally, the acquisition during 1997 of a multi-station radio group in Estonia contributed approximately $744,000 to the revenue increase.

OTHER

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                               -------------------------------
JOINT VENTURE/SUBSIDIARY                                                         OWNERSHIP %     1998       1997       1996
------------------------------------------------------------------------------  -------------  ---------  ---------  ---------
Spectrum (Kazakhstan).........................................................           33%       E          E          P
Protocall Ventures Ltd........................................................        24-56%      N/A        C/E        C/E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income
(loss) for trunked mobile radio (in thousands):

                                                                                                     % CHANGE         % CHANGE
                                                                 1998       1997        1996       1998 TO 1997     1997 TO 1996
                                                               ---------  ---------     -----     ---------------  ---------------
Revenues.....................................................  $   3,200  $     598      --                435%             N/A
Operating income (loss)......................................  $    (186) $     145      --                N/M              N/A

REVENUES AND OPERATING INCOME (LOSS). Operations of the consolidated trunked mobile radio ventures for the years ended December 31, 1998 and 1997 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium prior to the sale of Protocall Ventures in July 1998. The increased revenue for the year ended December 31, 1998 as compared to December 31, 1997 is primarily attributable to the purchase of an additional interest in the Portugal operation during the fourth quarter of 1997. Thus the 1997 consolidated results include three months of activity for the Portuguese operation as compared to nine months in 1998. Prior to the purchase of the additional interest, the operations in Portugal were accounted for under the equity method of accounting as discussed below.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                            % CHANGE         % CHANGE
                                                          1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                        ---------  ---------  ---------  ---------------  ---------------
Revenues..............................................  $   3,049  $   3,406  $   1,030           (10)%            231%
Operating loss........................................  $  (2,385) $  (3,470) $  (1,409)          (31)%            146%
Net loss..............................................  $  (3,220) $  (4,053) $  (1,690)          (21)%            140%
Equity in losses of Joint Ventures....................  $    (884) $  (1,601) $    (595)          (45)%            169%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Revenues for the year ended December 31, 1998 reflect an increase of approximately $1.3 million of revenues generated at the venture in Kazakhstan as compared to the year ended December 31, 1997. This gain was offset by the effect of purchasing an additional interest of the operation in Portugal, which results of operations were consolidated through the date of sale, as discussed above.

OPERATING LOSS. Included in operating loss in 1998, 1997 and 1996 were depreciation and amortization charges of $606,000, $892,000 and $493,000, respectively.

NET LOSS. Included in net loss in 1998, 1997 and 1996 were interest charges of $815,000, $460,000 and $223,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of Joint Ventures represent the Communications Group's proportionate share of the net losses of the Joint Ventures.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                            % CHANGE         % CHANGE
                                                          1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                        ---------  ---------  ---------  ---------------  ---------------
Revenues..............................................  $   6,249  $   4,004  $   1,030            56%             289%
Depreciation and amortization.........................  $   1,087  $     981  $     493            11%              99%
Operating loss........................................  $  (2,571) $  (3,325) $  (1,409)          (23)%            136%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. Revenues in 1997 compared to 1996 increased as the Communications Group increased its investment in Protocall Ventures and expanded its operations in additional markets. In July 1998 the Communications Group sold its investment in Protocall Ventures. Revenues and operating loss for the last six months of 1998 reflect the operations of Spectrum, the Communications Group's trunked mobile radio investment in Kazakhstan. For 1999, the Company expects to have both lower revenues and operating loss from its trunked mobile radio operations.

SEGMENT HEADQUARTERS

The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                                           % CHANGE         % CHANGE
                                                       1998        1997        1996      1998 TO 1997     1997 TO 1996
                                                    ----------  ----------  ----------  ---------------  ---------------
Revenues..........................................  $    2,279  $    1,885  $    1,634            21%              15%
Nonrecurring charges..............................  $   34,037      --          --               N/M              N/M
Operating loss....................................  $  (87,519) $  (39,440) $  (29,902)          122%              32%

REVENUES. The increased revenue from 1997 to 1998 and from 1996 to 1997 reflects an increase in programming and management fee revenues from the Communications Group's unconsolidated subsidiaries.

NONRECURRING CHARGES. In connection with the Communications Group's revised operating plan for its paging operations, the Communications Group recorded a non-cash, nonrecurring charge for the write off of $34.0 million of goodwill. The goodwill was originally recorded in connection with the November 1 Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)

OPERATING LOSS. Included in operating losses in 1998, 1997 and 1996 were depreciation and amortization charges of $5.8 million, $4.9 million and $5.4 million, respectively. The increase in the net loss from 1997 to 1998 and from 1996 to 1997 is attributable to additional expenses associated with the increase in the number of Joint Ventures and the need for the Communications Group to support and assist the operations of the Joint Ventures. In addition, in 1998 the increase in operating loss was attributable to the nonrecurring charge described above, write down of approximately $4.5 million of telephony inventory, and a severance accrual of approximately $1.8 million.

The following table sets forth minority interest, foreign currency loss and gain on the sale of Protocall Ventures for the consolidated operations of the Communications Group--Eastern Europe and the Republics of the Former Soviet Union.

                                                                                                 % CHANGE         % CHANGE
                                                               1998       1997       1996      1998 TO 1997     1997 TO 1996
                                                             ---------  ---------  ---------  ---------------  ---------------
Foreign currency loss......................................  $    (137) $    (770) $    (255)           (82)%           202%
Minority interest..........................................  $   1,527  $     561  $     666           172%           (16)%
Gain on sale of Protocall Ventures, net....................  $   5,527  $  --      $  --                N/M              N/M

FOREIGN CURRENCY LOSS, MINORITY INTEREST AND GAIN ON SALE OF PROTOCALL VENTURES, NET. For the years ended December 31, 1998, 1997 and 1996 foreign currency loss represents losses from consolidated Joint Ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the transaction differences resulting from the use of these different rates. For the years ended December 31, 1998, 1997 and 1996, minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. The increase in 1998 represents the allocation of losses from Telcell Wireless, LLC, a subsidiary of MITI that owns the interest in Magticom Limited. In 1998, the Communications Group sold its share of Protocall Ventures. As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million. The gain on the sale hs been offset by the write down in the Communications Group's investment in Spectrum of $1.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP--CHINA

                                                                                                          YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                                -------------------------------
JOINT VENTURE/SUBSIDIARY                                                        OWNERSHIP %       1998       1997       1996
---------------------------------------------------------------------------  -----------------  ---------  ---------  ---------
CELLULAR TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd.
  (Ningbo City, China).....................................................             70%             E          E        N/A
Ningbo Ya Lian Telecommunications Co., Ltd.
  (Ningbo Municipality, China).............................................             70%             P        N/A        N/A
FIXED TELEPHONY
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  (Sichuan Province, China)................................................             92%             P          P        N/A
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  (Chongqing Municipality, China)..........................................             92%             P          P        N/A
Beijing Metromedia-Jinfeng Communications
  Technology Development Co., Ltd..........................................             60%           N/A          E          E

                                                 DISTRIBUTABLE
                                                  CASH FLOW %
CHINA UNICOM PROJECT                            TO JOINT VENTURE
------------------------------------  ------------------------------------
Ningbo Project I....................                  73%
Ningbo Project II...................                  73%
Sichuan Province....................                  78%
Chongqing Municipality..............                  78%

JOINT VENTURE INFORMATION

                                                                          YEAR ENDED DECEMBER 31, 1998
                                                             -------------------------------------------------------
                                                              NINGBO     NINGBO     SICHUAN    CHONGQING
                                                                JV        JV II       JV          JV         TOTAL
                                                             ---------  ---------  ---------  -----------  ---------
Revenues...................................................  $   3,429  $  --      $  --       $      54   $   3,483
Depreciation and amortization..............................  $   2,418  $  --      $      38   $     206   $   2,662
Operating income (loss)....................................  $     707  $     (46) $    (691)  $    (630)  $    (660)
Net loss...................................................  $  (1,877) $     (47) $  (1,054)  $    (589)  $  (3,567)
Equity in income (losses) of Joint Ventures................  $     133  $     (27) $    (632)  $    (514)  $  (1,040)

                                                                     YEAR ENDED DECEMBER 31, 1997
                                                             --------------------------------------------
                                                              NINGBO     SICHUAN    CHONGQING
                                                                JV         JV          JV         TOTAL
                                                             ---------  ---------  -----------  ---------
Revenues...................................................  $   1,422  $  --       $  --       $   1,422
Depreciation and amortization..............................  $   1,154  $      25   $  --       $   1,179
Operating income (loss)....................................  $      56  $    (223)  $     (20)  $    (187)
Net loss...................................................  $  (1,814) $    (153)  $     (15)  $  (1,982)
Equity in losses of Joint Ventures.........................  $    (706) $    (141)  $     (14)  $    (861)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
The following table sets forth operating loss, equity in losses of Joint Ventures and minority interests for the Communications Group's various telephony-related Joint Ventures in China (in thousands):

                                                                                          % CHANGE         % CHANGE
                                                       1998        1997       1996      1998 TO 1997     1997 TO 1996
                                                    ----------  ----------  ---------  ---------------  ---------------
Operating loss....................................  $  (14,504) $  (17,871)    (2,729)          (19)%            555%
Equity in losses of Joint Ventures................  $   (1,040) $     (861)    --                21%             N/A
Minority interests................................  $    8,331  $    8,332     --            --                  N/A

OPERATING LOSS. The operating loss for the year ended December 31, 1998 decreased $3.4 million to $14.5 million. The decrease in operating loss is principally attributable to non-cash employee compensation and costs of $6.8 million in 1997. The non-cash expenses were partially offset by personnel costs of $3.8 million. The Company launched two new Joint Ventures, Chongqing Tai Le Feng Telecommunications Co., Ltd. and Ningbo Ya Lian Telecommunications Co., Ltd., each of which necessitated recruitment of additional support staff. The wireline telephone network project supported by the Company's Sichuan Tai Li Feng Joint Venture began actual network construction in early 1998. Joint planning of expansion to the Ningbo City GSM network was undertaken with the Company's Chinese partners in the first half of 1998. These latter measures necessitated recruitment of additional engineering staff to support the activities. Finally, the Company undertook an aggressive effort in early 1998 to secure additional projects in China, including due diligence and discussion of draft documentation of Joint Venture contracts with several potential partners. This resulted in legal and research expenses of $1.4 million, considerably in excess of those experienced in 1997. In addition, depreciation and amortization expenses increased by $660,000 in 1998 from the prior year.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's Joint Ventures in China amounted to $1.0 million in 1998 as compared to $861,000 in 1997. The majority of the 1998 losses arise from the absence of any Joint Venture revenues during the pre-operational state of the projects each venture supports. The Joint Ventures in the pre-operational stage contributed $1.2 million of the 1998 losses. The Company's wireline telephone network Joint Venture in Sichuan Province and the Chongqing Municipality remained in a pre-operational state as of December 31, 1998 but network construction activity preliminary to the commercial service launch in January 1999 was aggressive throughout the year. The Company's only operational venture in China during 1998, supporting the Ningbo City GSM network, recorded income of $133,000. The Ningbo City project generated $3.4 million in 1998 revenues to the Joint Venture.

MINORITY INTERESTS. For the years ended December 31, 1998 and 1997, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

Certain of the Communications Group's subsidiaries and Joint Ventures operate in countries where the rate of inflation is extremely high relative to that in the United States. While the Communications Group's subsidiaries and Joint Ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is generally negatively impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties. Adverse economic conditions in the Russian Federation resulted in a national liquidity

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian Federation government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

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

If the economic and financial situation in the Russian Federation and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. If such factors should materialize the Company expects such factors would affect its cable television, paging and radio broadcasting businesses in Russia and Belarus and certain other markets.

In addition, the Georgian Lari experienced significant devaluation from September 1998 to March 1999. This devaluation could negatively impact the conversion to U.S. dollars of cash flows generated in certain telephony and cable television Joint Ventures.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's subsidiaries and Joint Ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and therefore could be subject in the future to any declines in exchange rates between the time a subsidiary or a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

SNAPPER

The following table sets forth Snapper's results of operations for the years ended December 31, 1998, 1997 and 1996. In order to enhance comparability, the following discussion of Snapper's results of operations includes pro forma information for 1996 and gives effect as if Snapper had been included in the Company's results of operations on January 1, 1996 (in thousands):

                                                                                          % CHANGE         % CHANGE
                                                      1998        1997        1996      1998 TO 1997     1997 TO 1996
                                                   ----------  ----------  ----------  ---------------  ---------------
Revenues.........................................  $  210,084  $  183,076  $  153,168            15%              20%
Gross profit.....................................  $   62,690  $   59,080  $   22,570             6%             162%
Operating loss...................................  $   (7,607) $  (15,246) $  (27,298)         (50)%            (44)%

REVENUES. In 1998, Snapper's sales were $210.1 million, compared to $183.1 million in 1997. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales were lower in 1997 due to unseasonably cool weather during April and May, as well as $25.4 million of sales reductions in 1997 due to repurchases of certain distributor inventory.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
Snapper's 1997 sales were $183.1 million compared to $153.2 million in 1996. In 1997, Snapper completed the implementation of its program to sell products directly to its dealers. In implementing this program to restructure its distribution network, Snapper repurchased certain distributor inventory which resulted in sales reductions of $25.4 million in 1997 and $24.5 million in 1996. Sales of lawn and garden power equipment contributed to the majority of the revenues for the two periods. During 1997, lawn and garden equipment sales were much lower than anticipated due to unseasonably cool weather in April and May, and due to the impact of reduced distributor sales due to the repurchase of distributor inventories. During the last quarter of 1997, Snapper sold older lawn and garden equipment repurchased from the distributors at reduced prices. In addition, mild winter weather during the fourth quarter of 1997 negatively impacted sales of snow throwers. In order to manage the levels of field inventories in 1996, the factory produced at reduced levels compared to prior years. This reduction adversely impacted sales, but did result in a decrease of inventory levels.

GROSS PROFIT. Gross profit was $62.7 million and $59.1 million in 1998 and 1997, respectively. The 1998 gross profit percentage of 29.8%, as compared to 32.3% in 1997, decreased due to sales of older equipment during the period at special pricing to help eliminate older inventory acquired in the distributor repurchases during 1997 and a $2.7 million inventory write down for excess parts in 1998. Although the gross profit margin decreased in 1998 due to special pricing on old equipment resold in 1998 and an inventory write down, the gross profit in 1998 as compared to 1997 increased by $3.6 million.

Gross profit was $59.1 million and $22.6 million in 1997 and 1996, respectively. Snapper obtained higher gross margins of 32.3% in 1997, as compared to 14.7% in 1996, principally from its distribution network restructuring. In 1997, the lower than expected gross profit arose from lower than anticipated sales as noted above. The gross profit in 1996 was the result of lower sales volumes reducing plant efficiency.

OPERATING LOSS. Snapper had an operating loss of $7.6 million in 1998 and $15.2 million in 1997. Selling, general and administrative expenses decreased by $3.1 million in 1998 as compared to 1997, principally due to $1.4 million of inventory repurchase expenditures related to nine distributor repurchases during 1997 that were not incurred in 1998, and $1.6 million in lower advertising expenditures in 1998. Depreciation and amortization charges were $6.7 million and $7.0 million in 1998 and 1997, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

Snapper had operating losses of $15.2 million and $27.3 million in 1997 and 1996, respectively. Selling, general and administrative expenses were $67.4 million in 1997 and $42.6 million in 1996. The increase in selling, general and administrative expenses in 1997 reflects additional television commercial expenditures to assist Snapper dealers during the distributor network restructuring and increased distribution costs due to higher sales in 1997. In 1997 and 1996, Snapper also incurred acquisition expenses related to the purchase of inventory from nine and eighteen distributorships during the periods, respectively. Depreciation and amortization charges were $7.0 million and $7.3 million in 1997 and 1996. Depreciation and amortization reflected the depreciation of Snapper's property, plant, and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper. Although gross profit increased by $36.5 million in 1997 as compared to 1996, the operating loss in 1997 was the result of lower sales primarily due to unseasonably cool weather in April and May and milder winter weather during the fourth quarter, in addition to the repurchase of distributor inventories during the year. Reduced production levels and the repurchase of distributor inventories during the year contributed significantly to the operating loss in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)

CORPORATE HEADQUARTERS

The following table sets forth the operating income (loss) for Corporate Headquarters (in thousands):

                                                                                           % CHANGE         % CHANGE
                                                     1998         1997        1996       1998 TO 1997     1997 TO 1996
                                                  -----------  ----------  -----------  ---------------  ---------------
Operating income (loss).........................  $       896  $   (5,561) $    (9,373)          N/M              (41)%

OPERATING INCOME (LOSS). For the year ended December 31, 1998, Corporate Headquarters had income of $896,000 which represented the reversal of $6.6 million in self-insurance liabilities offset by corporate general and administrative expenses including the management fee. For the years ended December 31, 1998 and 1997, Corporate Headquarters had general and administrative expenses of approximately $5.7 million and $5.5 million, respectively. For the year ended December 31, 1996, corporate general and administrative expenses were $9.4 million. In 1996, Corporate Headquarters incurred costs associated with the closing of Actava's corporate headquarters in connection with the November 1, 1995 acquisition of Actava. No such costs were incurred in 1997.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                                                             % CHANGE         % CHANGE
                                                       1998         1997        1996       1998 TO 1997     1997 TO 1996
                                                    -----------  ----------  -----------  ---------------  ---------------
Interest expense..................................  $   (16,331) $  (20,922) $   (19,090)           (22)%             10%
Interest income...................................  $    12,746  $    9,840  $     5,308             30%              85%
Income tax benefit (expense)......................  $       358  $    5,227  $      (414)           N/M              N/M
Equity in losses of and writedown of RDM..........  $   --       $  (45,056) $   --                 N/M              N/M
Discontinued operations...........................  $    12,316  $  234,036  $   (38,592)           N/M              N/M
Extraordinary items...............................  $   --       $  (14,692) $    (4,505)           N/M              N/M
Net income (loss).................................  $  (123,670) $   88,443  $  (115,243)           N/M              N/M

INTEREST EXPENSE. Interest expense decreased $4.6 million to $16.3 million for the year ended December 31, 1998. The decrease in interest expense was due to the repayment of debt at the corporate level in March and August 1997, partially offset by an increase in borrowings at Snapper. Interest expense increased $1.8 million to $20.9 million in 1997, primarily due to the inclusion of interest from the Snapper credit facility partially offset by the repayment of the outstanding debentures in August 1997 at the corporate level.

INTEREST INCOME. Interest income increased $2.9 million to $12.7 million in 1998, principally from investment of funds at the corporate level from the preferred stock offering in September 1997 and the funds from the Landmark Sale in April 1998. Interest income increased $4.5 million to $9.8 million in 1997, principally from investment of funds at the corporate level from the preferred stock offering in September 1997 and increased interest income resulting from increased borrowings under the Communications Group's credit facilities and its Joint Ventures for their operating and investing cash requirements.

INCOME TAX BENEFIT (EXPENSE). For the year ended December 31, 1998, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.7 million. The income tax

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
benefit was reduced principally by losses attributable to foreign operations, equity losses in Joint Ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax benefit in 1998 for continuing operations in 1998 was principally the result of the utilization of the current year operating loss to offset the gain of the Landmark sale.

For the years ended December 31, 1997 and 1996, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.6 million and $25.1 million, respectively. The income tax benefit in 1997 and 1996 was reduced principally by losses attributable to foreign operations, equity losses in Joint Ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized, as well as, in 1997, the impact of the alternative minimum tax in connection with the Entertainment Group Sale. The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain of the Entertainment Group Sale. The income tax expense in 1996 reflects foreign taxes in excess of the federal credit.

NET INCOME (LOSS), INCLUDING EQUITY IN LOSSES OF AND WRITEDOWN OF INVESTMENT IN UNCONSOLIDATED INVESTEES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS. Net loss was $123.7 million for the year ended December 31, 1998. The net loss for 1998 includes a gain from discontinued operations from the Landmark Sale of $3.7 million and a refund of tax payments made in prior years by the Company's Entertainment Group of $8.7 million, and the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures partially reduced by the write down of its trunked mobile radio venture in Kazakhstan of $1.6 million. For the year ended December 31, 1997 net income was $88.4 million. The net income for the year ended December 31, 1997 includes the gain on the Entertainment Group Sale of $266.3 million and losses from the discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of the Company's debentures and equity loss and a further write down of the investment in RDM amounting to $45.1 million. In addition, the net loss in 1998 and net income in 1997 included equity in losses of the Communications Group's Joint Ventures of $18.2 million and $8.1 million, respectively.

Operating loss increased to $129.9 million for the year ended December 31, 1998 from $80.1 million for the year ended December 31, 1997. The increase in operating loss reflects a full year of operations in 1998 as compared to ten months of operations in 1997 for the Communications Group's Joint Ventures in China and an increase in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe and the FSU and the impact of the non-cash, nonrecurring charge in connection with the Communications Group's revised operating plan for its paging operations of $40.3 million.

For the year ended December 31, 1997, net income was $88.4 million as compared to a net loss of $115.2 million for the prior year. The net income in 1997 includes the gain on the Entertainment Group Sale of $266.3 million and losses from discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of debt and a further write down of the Company's investment in RDM amounting to $45.1 million. The 1996 loss from discontinued operations and extraordinary loss are attributable to the write down of the Company's investment in RDM to its net realizable value, the loss from operations of the Entertainment Group, income from operations of Landmark and the loss associated with the refinancing of the Entertainment Group debt facility as part of the acquisition of Goldwyn and Motion Picture Corporation of America in July 1996. In addition, net income in 1997 and net loss in 1996 included equity in losses of the Communications Group's Joint Ventures of $8.1 million and $7.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
Operating loss increased to $80.1 million for the year ended December 31, 1997 from $50.5 million for the year ended December 31, 1996. The increase in operating loss reflects the $5.9 million increase in Snapper's operating loss in 1997, compared to the period of November 1, 1996 to December 31, 1996 and increases in selling, general and administrative costs due principally to the continued growth of the Communications Group.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7 1/4% Cumulative Convertible Preferred Stock ("Preferred Stock") in either cash or Common Stock. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. During 1998, the Company paid its four quarterly dividends of the Preferred Stock in cash.

Since each of the Communications Group's Joint Ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1999.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP

The Communications Group has invested significantly (in cash or equipment through capital contributions, loans and management assistance and training) in its Joint Ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities in selected emerging markets.

The Communications Group and many of its Joint Ventures are experiencing continuing losses and negative operating cash flow since many of the businesses are in the development and start-up phase of operations.

For 1998, the Communications Group's primary source of funds was from the Company in the form of inter-company loans.

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

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 1998, the Communications Group was committed to provide funding under the various charter fund agreements and credit lines in an aggregate amount of approximately $212.1 million, of which $49.4 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. To the extent that the Communications Group does not approve a Joint Venture's business plan, the Communications Group is not required to provide funds to the Joint Venture under the credit line.

The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for cable television and radio broadcasting and by offering additional services and options for telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in the price performance of telephony technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or will return capital at any time.

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The fixed telephony, cellular, international and long distance telephony and cable television businesses in the aggregate are capital intensive. The Communications Group generally provides the primary source of funding for its Joint Ventures both for working capital and capital expenditures, with the exception of its GSM Joint Ventures. The Communications Group's Joint Venture agreements generally provide for the initial contribution of cash or assets by the Joint Venture partners, and for the provision of a line of credit from the Communications Group to the Joint Venture. Under a typical arrangement, the Communications Group's Joint Venture partner contributes the necessary licenses or permits under which the Joint Venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the applicable Joint Venture agreement.

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM, entered into certain agreements with the European Bank for Reconstruction and Development ("EBRD") pursuant to which the EBRD agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to EBRD funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by EBRD which amount has been provided. In August 1998, the EBRD and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Northern Telecom, B.V. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Northern Telecom, B.V., if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the EBRD in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Northern Telecom, N.V. plus interest payable on the financing.

As part of the financing, the EBRD was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization ("EBITDA"), not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including MITI, pledged their respective shares to the EBRD

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
as security for repayment of the loan. Under the EBRD agreements, amounts payable to the Communications Group are subordinated to amounts payable to the EBRD.

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

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owed to such partners is subject to certain conditions set forth in the Motorola financing agreements.

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

As part of the transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., ("AIG") which requires AIG to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG to 17.1% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from AIG in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group has provided AIG the right to put its 15.70% ownership interest in Omni-Metromedia and to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by AIG's percentage ownership interest.

As part of its investment in Tyumenruskom announced in November 1998 the Communications Group agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. ("Ericsson") for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned Joint Venture, Tyumenruskom. Tyumenruskom is purchasing a DAMPS cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has agreed to make a $1.7 million equity contribution to Tyumenruskom and to lend the joint venture up to $4.0 million for startup costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

The license pursuant to which the Communications Group's radio Joint Venture in Hungary, Radio Juventus, operates expired on December 31, 1998. The Communications Group participated in a competitive tender for a regional broadcasting license to cover Budapest and certain other areas in Hungary. The Communications Group has been informed that its bid in the tender has been accepted and anticipates receiving a new license shortly. The Communications Group expects the license fee to be approximately $8.0 million payable over 8 years in Hungarian Forints adjusted for inflation.

CHINA

Sichuan JV is party to a Network System Cooperation Contract dated May 1996 with China Unicom (the "STLF Contract"). The STLF Contract covers the funding, construction and development of a fixed line PSTN providing local telephone service in cities within Sichuan Province (as its borders were defined in May
1996) and long distance telephone service among those cities (the "PSTN Network"). The initial project ("Phase 1") covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the STLF Contract will expand services to 1,000,000 local telephone lines in cities throughout Sichuan Province (as its borders were defined in May 1996), and will construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Subsequent to the signing of the STLF Contract, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. Chongqing JV subsequently assumed certain obligations and rights associated with the STLF Contract with respect to the Chongqing Municipality through an agreement between Sichuan JV and Chongqing JV and endorsed by China Unicom. Under the terms of the amended STLF Contract, Sichuan JV and Chongqing JV are each responsible for providing China Unicom with the capital to develop the Phase 1 PSTN Network within Sichuan Province and Chongqing S.A.R. respectively.

Sichuan JV and Chongqing JV may also provide additional capital for China Unicom's later expansion of the PSTN Network within and between Sichuan Province and Chongqing Municipality up to a capacity of 1,000,000 total subscribers. China Unicom is responsible for construction, operation, management and maintenance of the PSTN Network. Sichuan JV and Chongqing JV provide financing, consulting and technical support services to China Unicom in exchange for receiving 78% of distributable cash flow from China Unicom's PSTN and long distance operations within and between Sichuan Province and Chongqing Municipality for a 25-year period, payable semi-annually.

In December 1997, Sichuan JV and Chongqing JV entered into a Phase 1 loan with Northern Telecom Communications ("Nortel") for the purchase of up to $20.0 million of Nortel equipment during

Phase 1. The Company secured the Phase 1 loan repayment with a $20.0 million letter of credit. Nortel had the right to draw on the $20.0 million letter of credit in January and July of 1999 for amounts due Nortel at such times for Phase 1 equipment purchases. In December 1998, Nortel, Sichuan JV, Chongqing JV, China Unicom and the Company executed a settlement of various outstanding matters pertaining to this Phase 1 loan. Under this settlement, except for amounts owed for equipment and interest of $3.4 million which are payable in July 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreements between Nortel and the Joint Ventures were terminated. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
$20.0 million letter of credit associated with the Phase 1 loan agreement was reduced to $3.4 million and Nortel has the right to draw on the $3.4 million in July 1999. Commercial service was launched on the Phase 1 network in January 1999.

The estimated total investment for Phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing Municipality. As of December 31, 1998 AAT has contributed in registered capital and loans $20.4 million and $16.1 million to Sichuan JV and Chongqing JV, respectively.

Ningbo United Telecommunications Investment Co., Ltd. ("NUT") was party to a Network System Cooperation Contract with China Unicom (the "NUT Contract") covering China Unicom's development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers (the "Phase 1 GSM Network"). The cooperation period for the NUT Contract is fifteen years. NUT has assigned its rights and obligations under the NUT Contract to Ningbo JV with China Unicom's express concurrence. In accordance with the terms of the NUT Contract, Ningbo JV is responsible for providing China Unicom with the capital to develop the Phase 1 GSM Network in Ningbo City. China Unicom is responsible for the construction, operation, management and maintenance of the GSM Network. Ningbo JV will provide financing, consulting and technical support services to China Unicom in exchange for 73% of the distributable cash flow from China Unicom's Phase 1 GSM Network operations for a 15-year period.

The total investment for the Phase 1 GSM Network project was approximately $29.5 million. The Phase 1 GSM Network was completed and put into commercial service in mid-August 1997.

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the NUT Contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality (the "Ningbo Expansion Agreement"). The expansion work will be undertaken as a separate project, and will provide capacity for an additional 25,000 GSM subscribers within Ningbo Municipality (the "Phase 2 GSM Network"). The terms of the Ningbo Expansion Agreement match those of the underlying NUT Contract, however, the Ningbo Expansion Agreement will have its own cooperation period of fifteen years. In the Ningbo Expansion Agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the Phase 2 GSM Network project. Ningbo JV assigned all of its rights and obligations under the Ningbo Expansion Agreement regarding the Phase 2 GSM Network to Ningbo JV II. The feasibility study for the Phase 2 GSM Network project was completed on March 6, 1998 and forecasts a total investment of approximately $17.0 million. As of December 31, 1998, AAT has made registered capital contributions of $5.0 million and loans of $2.0 million which bear interest at 10%. Commercial services commenced on the completed portions of the Phase 2 GSM Network in November 1998. The Phase 2 Network was fully completed and in service in February 1999.

The Communications Group's China Joint Ventures' ability to generate positive operating results is heavily dependent on the ability of China Unicom to successfully construct commercially viable networks and attract customers to these networks. Chinese regulations currently prohibit the Joint Ventures from taking a direct role in either construction or operation. Management seeks to minimize the construction and operations risks facing those China Unicom entities with which the Joint Ventures have contracted through a program of active technical and management consulting. Experts within the Joint Ventures and the Company's other China offices work directly with the Chinese operators to enhance the operators' technical, marketing and operational plans. Training of the Chinese operators' personnel is also provided in both classroom and on-the-job formats. Joint Venture personnel also assist

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
the Chinese operators with general project management and vendor contract administration. These measures are all permitted under the Chinese regulations and are supported by explicit provisions of the Joint Ventures' cooperation contracts.

At present, management's primary focus is on growing the number of customers in each market and on solidifying China Unicom's operational readiness to serve each market. Each Joint Venture works to distinguish China Unicom's network and operation on the basis of technical and service quality. Management views these parameters as offering the Chinese operator better opportunity for long term success in the China market than could be achieved solely through price and cost competition. As a result, the Joint Ventures encourage moderate additional investment in quality factors on the part of the Chinese operators. No assurance can be given that Management's measures or the efforts of the Chinese operators will be successful. Additionally, if the Joint Ventures do become profitable, there can be no assurance that the Joint Ventures will pay dividends or return the capital invested by the Company.

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the FSU and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations and policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties. Adverse economic conditions in the Russian Federation resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian Federation government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

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

If the economic and financial situation in Russian Federation and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. The Company expects such factors to affect its cable television, paging and radio broadcasting businesses in Russia and Belarus and certain other markets.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar obligations, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries, including China, have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

Current Chinese law and regulation prohibit foreign companies and joint ventures in which they participate from providing telehony services to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result the Communications Group's investments in Joint Ventures in China have been made through a structure known as the SSF joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the SSF venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service.

Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. There has been no official policy statement or new regulations as yet announced, and the Company has not received any official notice regarding new policy or regulation. The Communications Group is not now holding discussions regarding new projects in the Chinese telephony sector. The Company believes that no such discussions can be productive until more definitive information is available. In light of the current regulatory uncertainty, the Company is unable to estimate the impact such changes in policy or regulation, if any, would have on the Communications Group's Chinese Joint Ventures' abilities to generate significant revenue, cash flow or net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
The foregoing factors relating to economic and financial conditions in the Russian Federation and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, have not had an effect on the Company's financial condition or results of operations as of and for the year ended December 31, 1998. As is noted above, the Company cannot yet predict the impact that such factors may have on its financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and the distributable cash flow generated by the telephony networks of China Unicom on a three month lag and therefore the impact of such factors, if any, are not yet fully reflected in the Company's results of operations.

SNAPPER

On November 11, 1998, Snapper entered into a Loan and Security Agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial Lender, pursuant to which the Lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper Loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper Loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper Loan agreement. The agreements governing the Snapper Loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At December 31, 1998, Snapper was in compliance with all financial covenants required under the Loan and Security Agreement.

At June 30, 1998, Snapper was not in compliance with certain financial covenants under its prior revolving credit agreement. The Company and the lender under such agreement amended the agreement to provide for a reduction of the line of credit as of August 11, 1998. As part of the amendment, the lender waived the covenant defaults as of June 30, 1998. At September 30, 1998, Snapper was not in compliance with certain financial covenants under such agreement.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1998, noncancellable commitments under these agreements amounted to approximately $14.7 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At December 31, 1998, there was approximately $96.4 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Loan and Security Agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
MMG CONSOLIDATED

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the year ended December 31, 1998 was $61.4 million, a decrease in cash used in operations of $62.4 million from the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, depreciation, amortization, equity in losses of investees, nonrecurring charge of the Communications Group's writeoff of goodwill and other intangibles and fixed assets, early extinguishment of debt, gain on sale of assets, and losses allocable to minority interests. Excluding discontinued operations and extraordinary items, non-cash items decreased $2.1 million from $64.9 million to $62.8 million for the years ended December 31, 1997 and 1998, respectively. The decrease relates principally to equity losses. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, increased cash flows for the year ended December 31, 1998 by $11.9 million and decreased cash flows by $57.8 million, for the year ended December 31, 1997.

The increase in cash flows for the year ended December 31, 1998 resulted from the Company's decision to significantly decrease its production of inventory at Snapper in the current year partially offset by increased losses in the Communications Group's operations due to the start-up nature of these operations and increases in selling, general and administrative expenses to support the increase in the number of Joint Ventures.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided from investing activities for the years ended December 31, 1998 and 1997 was $106.6 million and $75.4 million, respectively. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $103.1 million and the net proceeds of $57.3 million from the sale of Landmark and proceeds of $14.5 million from the sale of Protocall Ventures. The principal source of funds from investing activities in 1997 was the net proceeds from the Entertainment Group Sale of $276.6 million. The principal uses of funds for the year ended December 31, 1998 were investments in and advances to Joint Ventures of $48.2 million, acquisitions by the Communications Group of $11.0 million and additions to property, plant and equipment of $11.4 million. The principal uses of funds for the year ended December 31, 1997 were investments in and advances to Joint Ventures of $64.7 million, acquisitions by the Communications Group of $17.9 million and additions to property, plant and equipment of $10.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $37.2 million, for the year ended December 31, 1998 as compared to cash provided by financing activities of $88.7 million, for the year ended December 31, 1997. Funds used in financing activities in 1998 were for the Preferred Stock dividend of $15.0 million and the repayment of debt of $77.5 million, principally the prior Snapper Revolver, which was partially offset by proceeds of $49.9 million from the Snapper Loan, and $5.3 million from the exercise of stock options. Financing activities in 1997 includes the net proceeds of $199.4 million from the issuance of 4,140,000 shares of 7 1/4% cumulative convertible preferred stock. Of the $156.7 million of payments of debt, $155.0 million relates to the payment on the Company's debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the year ended December 31, 1997 was $123.8 million, an increase in cash used in operations of $60.6 million from the prior year.

Net income (loss) includes significant non-cash items including the gain on the Entertainment Group Sale, operating loss of discontinued operations, equity in losses and writedown of investment in RDM, losses on early extinguishment of debt, depreciation, amortization, equity in losses of Joint Ventures and losses allocable to minority interests. Excluding the gain on the Entertainment Group Sale of $266.3 million in 1997 non-cash items increased to $111.9 million from $60.8 million in 1996. The increase was principally attributable to the increase in depreciation and amortization associated with the consolidation of Snapper, losses from discontinued operations and the equity losses and writedown of the Company's investment in RDM, partially offset by losses allocable to AAT's minority owners. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for 1997 and 1996 by $57.8 million and $8.7 million, respectively.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities in 1997 was $75.4 million as compared to cash used in investing activities of $23.6 million in the prior year. The principal reason for the increase in cash provided by investing activities was the net proceeds from the Entertainment Group Sale of $276.6 million. Cash used in investments in and advances to joint ventures and additions to property, plant and equipment were $64.7 million and $10.5 million, respectively, in 1997 as compared to $37.8 million and $5.1 million, respectively in 1996. In addition, the Communications Group utilized $17.9 million of funds net of cash acquired in acquisitions in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash provided by financing activities was $88.7 million in 1997, as compared to $155.5 million in 1996. In 1997, funds from financing activities includes the net proceeds of $199.4 million from the issuance of 4,140,000 shares of 7 1/4% Cumulative Convertible Preferred Stock as compared to 1996 which includes the net proceeds of $190.6 million from the issuance of 18,400,000 shares of common stock. Of the $156.8 million of payments in 1997 in notes and subordinated debt, $155.0 million relates to payment of the Company's debentures. Of the $81.6 million of payments in 1996 on notes and subordinated debt, $28.8 million was the repayment of the revolving credit agreement by the Company.

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the Year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
year 1900 rather than the year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades.

The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the impact on the Company's subsidiaries, Joint Ventures and their subscribers and customers, and avoid disruption to business operations. The Company is also focusing on outside forces that may affect the Company's operations, including the Company's and its subsidiaries' and Joint Ventures' vendors, banks and utility companies. The Company's analysis of the Year 2000 problem is on-going and will be continuously updated through the remainder of 1999 as necessary.

The Company has developed a Year 2000 project plan for the Company, its subsidiaries and unconsolidated joint ventures. However, The Company is not directly responsible for Year 2000 readiness of many of its Joint Ventures and in some cases has no access to the Joint Venture's management regarding these matters. Executives of the Company are responsible for monitoring Year 2000 activities across all subsidiaries and Joint Ventures. Individual Joint Ventures and subsidiaries are responsible for initiating and executing specific Year 2000 action plans.

The Company has completed its inventory of information technology ("IT") and non-IT systems. Joint Venture IT and non-IT systems have principally been reviewed on a line of business basis for cable television, telephony, radio and paging ventures. The mission critical systems identified for the Company's Joint Ventures are those that relate to revenue generation, customer service and collection and billing. Non-IT mission critical systems include GSM switches, ACS/Tocom systems, satellite program delivery systems and paging terminals and related equipment.

The Company has initiated communications with all of its suppliers and its Joint Ventures' suppliers of mission critical systems. The Company has accepted the service providers' statement of Year 2000 compliance as evidence in its assessment phase. For those mission critical systems determined not to be compliant, the Company is in the process of replacing or remediating the system at each significant Joint Venture or subsidiary. In addition, limited testing has been performed at certain Joint Ventures and at the subsidiaries and Joint Venturers' technical facilities.

The Company recognizes that to the extent its remediation efforts and those of its Joint Ventures fail to prevent Year 2000 problems from arising, a temporary interruption of service and loss of revenue may occur. High level contingency plans have been developed which include the removal of noncompliant technology from service on a temporary basis, replacing systems, or reverting to manual processes to deal with such possible occurrences. The Company expects to complete this project prior to January 1, 2000.

Based on the preliminary data, the Company's estimate is that the Year 2000 effort will cost approximately $750,000 to $1.0 million, covering the period from January 1, 1998 through December 31, 1999, out of a total expected cost of information systems of $10.4 million for this period, although there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment.

As of December 31, 1998, the Company has incurred $595,000 in respect of its Year 2000 conversion effort, or 60% to 79% of the total estimated cost. The Company expects that the source of funds for Year 2000 costs will be cash on hand. No other information systems projects of the Company and its subsidiaries and Joint Ventures have been deferred due to the Year 2000 efforts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF
     OPERATIONS (CONTINUED)
The Company's Communications Group is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. Moreover, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. Further, the Company's Communications Group's businesses are located in countries where basic services are operated by the government or other governmental entities and the Company may not be able to obtain information on Year 2000 problems. In certain Joint Ventures of the Communications Group, the Company does not have a controlling management interest and cannot unilaterally cause the Joint Venture to commit the necessary resources to solve any Year 2000 problems. However, substantially all of the Company's Joint Ventures operate or are planned to operate in countries where reliance on automated systems is substantially less significant, and more recent, than in the United States. Therefore, the Company believes that, in the event Year 2000 problems arise in such Joint Ventures, the local operators of such Joint Ventures and customers and vendors should be able to revert to manual methods. If the Company, its Joint Ventures in which it does not have a controlling management interest, and their respective customers and vendors are unable to solve any Year 2000 issues, a material adverse effect on the Company's results of operations and financial condition could result.

The above information is based on the Company's current estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR DERIVATIVES

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the FSU and China.

With the exception of Snapper, the Company did not have any significant long term obligations at December 31, 1998. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $477,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing to its distributors and dealers would have resulted in an increase in interest expense of $826,000.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's Joint Ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's Joint Ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's Joint Ventures. "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the FSU and China.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K including, without limitation, statements under "Item 1 Business", "Item 3 Legal Proceedings" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and laws, rules and regulations, and changes therein, particularly in Eastern Europe and the FSU, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the FSU, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. The Company does not undertake, and specifically declines, any obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1998, the Proxy Statement for the 1999 Annual Meeting of Stockholders. Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                BY:              /S/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, TREASURER AND DIRECTOR

Dated: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ JOHN W. KLUGE         Chairman of the Board
------------------------------                                 March 31, 1999
        John W. Kluge

                                Vice Chairman of the Board,
     /s/ STUART SUBOTNICK         President and Chief
------------------------------    Executive Officer            March 31, 1999
       Stuart Subotnick           (Principal Executive
                                  Officer)

                                Executive Vice President,
      /s/ SILVIA KESSEL           Chief Financial Officer,
------------------------------    Treasurer and Director       March 31, 1999
        Silvia Kessel             (Principal Financial
                                  Officer)

     /s/ ARNOLD L. WADLER       Executive Vice President,
------------------------------    General Counsel,             March 31, 1999
       Arnold L. Wadler           Secretary and Director

    /s/ ROBERT A. MARESCA       Senior Vice President
------------------------------    (Principal Accounting        March 31, 1999
      Robert A. Maresca           Officer)

    /s/ JOHN P. IMLAY, JR.      Director
------------------------------                                 March 31, 1999
      John P. Imlay, Jr.

     /s/ CLARK A. JOHNSON       Director
------------------------------                                 March 31, 1999
       Clark A. Johnson

    /s/ RICHARD J. SHERWIN      Director
------------------------------                                 March 31, 1999
      Richard J. Sherwin

      /s/ LEONARD WHITE         Director
------------------------------                                 March 31, 1999
        Leonard White

     /s/ CARL E. SANDERS        Director
------------------------------                                 March 31, 1999
       Carl E. Sanders

             METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----

Independent Auditors' Report...............................................................................         F-2
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.................         F-3
Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................         F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.................         F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.......         F-6
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and
  1996.....................................................................................................         F-7
Notes to Consolidated Financial Statements.................................................................         F-8
Consolidated Financial Statement Schedules:
   I. Condensed Financial Information of Registrant........................................................         S-1
  II. Valuation and Qualifying Accounts....................................................................         S-5

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

New York, New York
March 24, 1999

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
Revenues:
  Communications Group......................................................  $    30,208  $   21,252  $    14,047
  Lawn and garden equipment.................................................      210,084     183,076       22,545
                                                                              -----------  ----------  -----------
                                                                                  240,292     204,328       36,592
Cost and expenses:
  Cost of sales and operating expenses......................................      155,916     126,544       22,257
  Selling, general and administrative.......................................      153,327     141,125       57,184
  Depreciation and amortization.............................................       20,588      16,734        7,677
  Nonrecurring charges......................................................       40,317      --          --
                                                                              -----------  ----------  -----------
Operating loss..............................................................     (129,856)    (80,075)     (50,526)
Other income (expense):
  Interest expense..........................................................      (16,331)    (20,922)     (19,090)
  Interest income...........................................................       12,746       9,840        5,308
  Gain on sale of Protocall Ventures, net...................................        5,527      --          --
  Equity in losses of and writedown of investment in unconsolidated
    investees...............................................................      (18,151)    (53,150)      (7,835)
  Foreign currency loss.....................................................         (137)       (714)        (255)
                                                                              -----------  ----------  -----------
                                                                                  (16,346)    (64,946)     (21,872)
  Loss before income tax benefit (expense), minority interest, discontinued
    operations and extraordinary items......................................     (146,202)   (145,021)     (72,398)
Income tax benefit (expense)................................................          358       5,227         (414)
Minority interest...........................................................        9,858       8,893          666
                                                                              -----------  ----------  -----------
Loss from continuing operations.............................................     (135,986)   (130,901)     (72,146)
Discontinued operations:
  Gain on disposal and (loss) on assets held for sale.......................       12,316     266,294      (16,305)
  Loss from discontinued operations.........................................      --          (32,258)     (22,287)
                                                                              -----------  ----------  -----------
                                                                                 (123,670)    103,135     (110,738)
Extraordinary items:
  Loss and equity in loss on early extinguishment of debt...................      --          (14,692)      (4,505)
                                                                              -----------  ----------  -----------
Net income (loss)...........................................................     (123,670)     88,443     (115,243)
Cumulative convertible preferred stock dividend requirement.................      (15,008)     (4,336)     --
                                                                              -----------  ----------  -----------
Net income (loss) attributable to common stockholders.......................  $  (138,678) $   84,107  $  (115,243)
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
Weighted average number of common shares--Basic.............................       68,955      66,961       54,293
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
Income (loss) per common share--Basic:......................................
  Continuing operations.....................................................  $     (2.19) $    (2.02) $     (1.33)
  Discontinued operations...................................................  $      0.18  $     3.50  $     (0.71)
  Extraordinary items.......................................................  $   --       $    (0.22) $     (0.08)
  Net income (loss).........................................................  $     (2.01) $     1.26  $     (2.12)
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents..........................................................   $  137,625    $  129,661
  Short-term investments.............................................................       --           100,000
  Accounts receivable:...............................................................
    Snapper, net.....................................................................       27,055        26,494
    Other, net.......................................................................       18,826         5,190
  Inventories........................................................................       62,777        96,436
  Other assets.......................................................................        5,441         4,021
                                                                                       ------------  ------------
      Total current assets...........................................................      251,724       361,802
Investments in and advances to Joint Ventures:
  Eastern Europe and the Republics of the Former Soviet Union........................       87,163        86,442
  China..............................................................................       71,559        45,851
Net assets of Landmark Theatre Group.................................................       --            48,531
Property, plant and equipment, net of accumulated depreciation.......................       36,067        44,010
Intangible assets, less accumulated amortization.....................................      159,530       200,120
Other assets.........................................................................        3,598         2,516
                                                                                       ------------  ------------
      Total assets...................................................................   $  609,641    $  789,272
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................................................   $   28,779    $   30,036
  Accrued expenses...................................................................       63,329        73,349
  Current portion of long-term debt..................................................        1,723        21,478
                                                                                       ------------  ------------
    Total current liabilities........................................................       93,831       124,863
Long-term debt.......................................................................       50,111        57,938
Other long-term liabilities..........................................................        5,410         8,225
                                                                                       ------------  ------------
    Total liabilities................................................................      149,352       191,026
                                                                                       ------------  ------------
Minority interest....................................................................       34,749        37,564

Commitments and contingencies

Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock......................................      207,000       207,000
  Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,118,841 and 68,390,800 shares at December 31, 1998 and 1997,
    respectively.....................................................................       69,119        68,391
  Paid-in surplus....................................................................    1,012,794     1,007,272
  Accumulated deficit................................................................     (857,293)     (718,615)
  Accumulated other comprehensive loss...............................................       (6,080)       (3,366)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................      425,540       560,682
                                                                                       ------------  ------------
    Total liabilities and stockholders' equity.......................................   $  609,641    $  789,272
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
Operating activities:
  Net income (loss).........................................................  $  (123,670) $   88,443  $  (115,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    (Gain) on disposal and loss on assets held for sale.....................      (12,316)   (266,294)      16,305
    Loss from discontinued operations.......................................      --           32,258       22,287
    Loss and equity in loss on early extinguishment of debt.................      --           14,692        4,505
    Equity in losses and writedown of investment in unconsolidated
      investees.............................................................       18,151      53,150        7,835
    Nonrecurring charges....................................................       40,317      --          --
    Gain on sale of Protocall Ventures, net.................................       (5,527)     --          --
    Depreciation and amortization...........................................       20,588      16,734        7,677
    Minority interest.......................................................       (9,858)     (8,893)        (666)
    Other...................................................................         (909)      3,922        2,881
Changes in assets and liabilities, net of effect of acquisitions, dispo-
  sitions and consolidation of Snapper:
    (Increase) decrease in accounts receivable..............................       (3,838)     10,443         (909)
    (Increase) decrease in inventories......................................       32,475     (41,137)      (2,473)
    (Increase) decreases in other assets....................................       (4,099)      1,691       (5,700)
    Increases (decrease) in accounts payable and accrued expenses...........      (10,492)    (29,681)       1,335
    Other operating activities, net.........................................       (2,185)        900         (968)
                                                                              -----------  ----------  -----------
      Cash used in operating activities.....................................      (61,363)   (123,772)     (63,134)
                                                                              -----------  ----------  -----------
Investing activities:
  Investments in and advances to Joint Ventures.............................      (48,171)    (64,714)     (37,755)
  Distributions from Joint Ventures.........................................        5,441       5,630        3,438
  Proceeds from sale of Protocall Ventures..................................       14,533      --          --
  Cash paid for acquisitions and additional equity in subsidiaries..........      (10,997)    (17,851)      (2,545)
  Net proceeds from sale of discontinued operations.........................       57,298     276,607      --
  Investment in RDM Sports Group, Inc.......................................      --          (15,000)     --
  Purchase of short-term investments........................................       (3,069)   (100,000)     --
  Proceeds from sale of short-term investments..............................      103,069      --         5,366.00
  Additions to property, plant and equipment................................      (11,400)    (10,451)      (5,081)
  Other investing activities, net...........................................         (134)      1,154       12,988
                                                                              -----------  ----------  -----------
      Cash provided by (used in) investing activities.......................      106,570      75,375      (23,589)
                                                                              -----------  ----------  -----------
Financing activities:
  Proceeds from issuance of long-term debt..................................       49,918      30,124       52,594
  Payments on notes and subordinated debt...................................      (77,500)   (156,771)     (81,522)
  Proceeds from issuance of stock related to public stock offerings.........      --          199,442      190,604
  Proceeds from issuance of common stock related to incentive plans.........        5,347      18,153          972
  Preferred stock dividends paid............................................      (15,008)     (3,709)     --
  Other financing activities, net...........................................      --            1,419       (7,130)
                                                                              -----------  ----------  -----------
      Cash provided by (used in) financing activities.......................      (37,243)     88,658      155,518
                                                                              -----------  ----------  -----------
  Net increase in cash and cash equivalents.................................        7,964      40,261       68,795
  Cash and cash equivalents at beginning of year............................      129,661      89,400       20,605
                                                                              -----------  ----------  -----------
  Cash and cash equivalents at end of year..................................  $   137,625  $  129,661  $    89,400
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     7 1/4% CUMULATIVE
                                                   CONVERTIBLE PREFERRED
                                                           STOCK                 COMMON STOCK
                                                   ----------------------  ------------------------
                                                    NUMBER OF               NUMBER OF                 PAID-IN   RESTRICTED
                                                     SHARES      AMOUNT      SHARES       AMOUNT      SURPLUS      STOCK
                                                   -----------  ---------  -----------  -----------  ---------  -----------
Balances, December 31, 1995......................      --          --      42,613,738    $  42,614   $ 728,747   $  --
Issuance of stock related to public offering,
  net............................................      --          --      18,400,000       18,400     172,204      --
Issuance of stock related to the acquisitions of
  the Samuel Goldwyn and Motion Picture
  Corporation of America.........................      --          --       4,715,869        4,716      54,610      --
Issuance of stock related to incentive plans.....      --          --         423,832          423       3,997      (3,174)
Amortization of restricted stock.................      --          --          --           --          --             529
Other comprehensive loss.........................      --          --          --           --          --          --
Net loss.........................................      --          --          --           --          --          --
                                                   -----------  ---------  -----------  -----------  ---------  -----------
Balances, December 31, 1996......................      --          --      66,153,439       66,153     959,558      (2,645)
Issuance of stock related to public offering,
  net............................................   4,140,000     207,000      --           --          (7,558)     --
Increase in equity resulting from issuance of
  stock by subsidiary............................      --          --          --           --          35,957      --
Issuance of stock related to the acquisitions of
  a minority interest of a subsidiary............      --          --         250,000          250       2,719      --
Issuance of stock related to incentive plans.....      --          --       1,987,361        1,988      16,596      --
Dividends on 7 1/4% cumulative convertible
  preferred stock................................      --          --          --           --          --          --
Amortization of restricted stock.................      --          --          --           --          --           2,645
Other comprehensive loss.........................      --          --          --           --          --          --
Net income.......................................      --          --          --           --          --          --
                                                   -----------  ---------  -----------  -----------  ---------  -----------
Balances, December 31, 1997......................   4,140,000     207,000  68,390,800       68,391   1,007,272      --
Issuance of stock and stock options related to
  incentive plans................................      --          --         728,041          728       5,522      --
Dividends on 7 1/4% cumulative convertible
  preferred stock................................      --          --          --           --          --          --
Other comprehensive loss.........................      --          --          --           --          --          --
Net loss.........................................      --          --          --           --          --          --
                                                   -----------  ---------  -----------  -----------  ---------  -----------
Balances, December 31, 1998......................   4,140,000   $ 207,000  69,118,841    $  69,119   $1,012,794  $  --
                                                   -----------  ---------  -----------  -----------  ---------  -----------
                                                   -----------  ---------  -----------  -----------  ---------  -----------


                                                                  ACCUMULATED OTHER
                                                   ACCUMULATED      COMPREHENSIVE
                                                     DEFICIT        INCOME (LOSS)       TOTAL
                                                   ------------  -------------------  ---------
Balances, December 31, 1995......................   $ (688,106)       $     583       $  83,838
Issuance of stock related to public offering,
  net............................................       --               --             190,604
Issuance of stock related to the acquisitions of
  the Samuel Goldwyn and Motion Picture
  Corporation of America.........................       --               --              59,326
Issuance of stock related to incentive plans.....       --               --               1,246
Amortization of restricted stock.................       --               --                 529
Other comprehensive loss.........................       --                 (618)           (618)
Net loss.........................................     (115,243)          --            (115,243)
                                                   ------------         -------       ---------
Balances, December 31, 1996......................     (803,349)             (35)        219,682
Issuance of stock related to public offering,
  net............................................       --               --             199,442
Increase in equity resulting from issuance of
  stock by subsidiary............................       --               --              35,957
Issuance of stock related to the acquisitions of
  a minority interest of a subsidiary............       --               --               2,969
Issuance of stock related to incentive plans.....       --               --              18,584
Dividends on 7 1/4% cumulative convertible
  preferred stock................................       (3,709)          --              (3,709)
Amortization of restricted stock.................       --               --               2,645
Other comprehensive loss.........................       --               (3,331)         (3,331)
Net income.......................................       88,443           --              88,443
                                                   ------------         -------       ---------
Balances, December 31, 1997......................     (718,615)          (3,366)        560,682
Issuance of stock and stock options related to
  incentive plans................................       --               --               6,250
Dividends on 7 1/4% cumulative convertible
  preferred stock................................      (15,008)          --             (15,008)
Other comprehensive loss.........................       --               (2,714)         (2,714)
Net loss.........................................     (123,670)          --            (123,670)
                                                   ------------         -------       ---------
Balances, December 31, 1998......................   $ (857,293)       $  (6,080)      $ 425,540
                                                   ------------         -------       ---------
                                                   ------------         -------       ---------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997        1996
                                                                               -----------  ---------  -----------
Net income (loss)............................................................  $  (123,670) $  88,443  $  (115,243)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment....................................       (1,810)    (2,526)        (618)
  Minimum pension liability..................................................         (904)      (805)     --
                                                                               -----------  ---------  -----------
Other comprehensive loss.....................................................       (2,714)    (3,331)        (618)
                                                                               -----------  ---------  -----------
Comprehensive income (loss)..................................................  $  (126,384) $  85,112  $  (115,861)
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI") and Snapper, Inc. ("Snapper") as of November 1, 1996 (see note 7). All significant intercompany transactions and accounts have been eliminated.

The Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems of China Unicom, on a three month lag.

For 1998, interest income from unconsolidated investees has been eliminated against the equity in losses from unconsolidated investees. Amounts reported for prior years have been reclassified to conform to the 1998 presentation. For 1997, equity in losses and writedown in RDM Sports Group, Inc. ("RDM") has been included in equity in losses and writedown of unconsolidated investees.

In July 1997 and April 1998 the Company completed the sales of substantially all of its entertainment assets (the "Entertainment Group Sale") and Landmark Theatre Group, Inc. ("Landmark"), respectively (see notes 5 and 6). The transactions have been recorded as discontinuances of business segments. In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation and the Company has included in its results of continuing operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (see note 8).

DESCRIPTION OF THE BUSINESS

COMMUNICATIONS GROUP

The Company, through MITI and its majority owned subsidiary Metromedia China Corporation ("MCC") which together is defined as the "Communications Group", is the owner of various interests in joint ventures and subsidiaries ("Joint Ventures") that are currently in operation or planning to commence operations in Eastern Europe, the republics of the former Soviet Union, the People's Republic of China ("China") and other selected emerging markets. For segment reporting purposes, the Communications Group consists of two business segments, communications and media businesses in Eastern Europe and the republics of the former Soviet Union, and in China. The Communications Group's Joint Ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging, and radio broadcasting. The Communications Group's Joint Ventures in China provide financing, technical assistance and consulting services for telecommunications projects. The Communications Group develops communications businesses in heavily populated areas, primarily in countries that lack reliable and efficient communications services. The Communications Group's strategy is to gain early entry into target markets in order to capitalize on the increasing demand for quality modern communications systems.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
SNAPPER

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

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior to and subsequent to this period, the largest volume of sales to the ultimate consumer is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

LIQUIDITY

MMG is a holding company, and accordingly, does not generate cash flows from operations. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its Joint Ventures and any acquisitions. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company or alternative sources of financing and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand. However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Management determines the appropriate classification of investments as trading, held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1998 and 1997, the Company did not have any debt and equity security investments.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

INTANGIBLE ASSETS

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses and frequency rights are amortized over periods of 20 to 25 years using the straight-line method. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over 25 years using the straight-line method.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying amount is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that the carrying value of recorded intangibles is not impaired (see note 2).

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

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

SNAPPER

Sales are recognized when the products are shipped to distributors or dealers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

BARTER TRANSACTIONS

In connection with its radio broadcasting business, the Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

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

MINORITY INTERESTS

Recognition of minority interests' share of losses of consolidated subsidiaries is limited to the amount of such minority interests allocable portion of the common equity of those consolidated subsidiaries.

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK OPTION PLANS

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," of recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

FOREIGN CURRENCY TRANSLATION

The statutory accounts of the Company's consolidated foreign subsidiaries and Joint Ventures are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are translated into U.S. generally accepted accounting principles and U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation."

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations are translated using the monthly average exchange rates. Transaction differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations.

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

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS, RECEIVABLES, SHORT-TERM INVESTMENTS, AND ACCOUNTS
  PAYABLE

    The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, current receivables and accounts payable approximate fair values.

DEBT AND EQUITY SECURITY INVESTMENTS

    For debt and equity security investments, fair values are based on quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.

LONG-TERM DEBT

    For long-term debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See note 4 for the fair values of long-term debt.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (CONTINUED)
EARNINGS PER SHARE OF COMMON STOCK

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS 128 requires the presentation of basic EPS and diluted EPS.

Basic EPS excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted EPS, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. For the years ended December 31, 1998, 1997, and 1996 the Company had losses from continuing operations.

The computation of basic EPS for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                                               LOSS          SHARES        PER-SHARE
                                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           ------------  ---------------  -----------
1998:
Loss from continuing operations..........................................   $ (135,986)
Less: Preferred stock dividend requirement...............................       15,008
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $ (150,994)        68,955      $   (2.19)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------

1997:
Loss from continuing operations..........................................   $ (130,901)
Less: Preferred stock dividend requirement...............................        4,336
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $ (135,237)        66,961      $   (2.02)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------

1996:
Loss from continuing operations..........................................   $  (72,146)        54,293      $   (1.33)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------

The Company had for the years ended December 31, 1998, 1997 and 1996, potentially dilutive shares of common stock of 19,003,000, 19,673,000, and 6,381,000, respectively (see note 10).

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

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

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

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $212.1 million in funding of which $49.4 million in funding obligations remain at December 31, 1998. The Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

The Communications Group's paging business is experiencing increasing competition from cellular telephony in some of the markets in which its operates. There is an expectation of similar competition in the future in other markets where the Communications Group has paging operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations continued to generate operating losses in 1998. In the current environment, the potential for growth in most of the markets the Communications Group paging operations competes in is limited in the near term. Consistent with the Company's strategy to maximize value for the capital employed, the Communications Group has developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. The Company has determined that the Communications Group's estimated future undiscounted cash flows from the revised plan are below the carrying value of the Communications Group's long-lived assets, and has adjusted the carrying value of these long-lived assets. As a result of

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) the revised plan, the Company has taken a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory. The write down relates to both consolidated Joint Ventures and Joint Ventures recorded under the equity method. The Company has adjusted its investments in certain paging operations which are recorded under the equity method to zero, and unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

The Company believes that there is an inherent value to delivery of data via a wireless transmission and the increased demand for data transmission may create a valuable business for the use of its paging frequencies. The Company will continue to explore these areas and other opportunities for the paging business.

In addition, during the fourth quarter of 1998, pager inventory of $1.5 million and $2.7 million of material relating to a promotional campaign in Romania was written off which is included in the cost of sales in the Company's consolidated results of operations for the year ended December 31, 1998.

At December 31, 1998 and 1997, the Communications Group's unconsolidated investments in the Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, and distributions were as follows (in thousands):

                                                                                                       YEAR           YEAR
                                                                                                      VENTURE      OPERATIONS
NAME                                                             1998       1997      OWNERSHIP %     FORMED        COMMENCED
-------------------------------------------------------------  ---------  ---------  -------------  -----------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (2)......................................  $   9,817  $  11,996           22%         1996           1997
Magticom, Georgia (2)........................................     13,048      6,951           35%         1996           1997
                                                               ---------  ---------
                                                                  22,865     18,947
                                                               ---------  ---------
FIXED TELEPHONY
Instaphone, Kazakhstan (1)...................................      1,168        684           50%         1998           1998
                                                               ---------  ---------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia, Georgia.....................................      5,922      6,080           30%         1994           1994
                                                               ---------  ---------
CABLE TELEVISION
Kosmos TV, Moscow, Russia....................................      1,385       (123)          50%         1991           1992
Baltcom TV, Riga, Latvia.....................................      4,003      6,093           50%         1991           1992
Ayety TV, Tbilisi, Georgia...................................      3,045      3,732           49%         1991           1993
Kamalak TV, Tashkent, Uzbekistan.............................      2,976      2,824           50%         1992           1993
Sun TV, Chisinau, Moldova....................................      4,731      4,671           50%         1993           1994
Cosmos TV, Minsk, Belarus....................................      2,934      2,135           50%         1993           1996
Alma TV, Almaty, Kazakhstan..................................      5,994      2,597           50%         1994           1995
Teleplus, St. Petersburg, Russia (1).........................      1,941      1,093           45%         1996           1998
                                                               ---------  ---------
                                                                  27,009     23,022
                                                               ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                                       YEAR           YEAR
                                                                                                      VENTURE      OPERATIONS
NAME                                                             1998       1997      OWNERSHIP %     FORMED        COMMENCED
-------------------------------------------------------------  ---------  ---------  -------------  -----------  ---------------
PAGING
Baltcom Plus, Latvia (4).....................................     --          1,232           50%         1994           1995
Paging One, Georgia (4)......................................     --          1,037           45%         1993           1994
Raduga Poisk, Nizhny Novgorod, Russia (4)....................     --            549           45%         1993           1994
PT Page, St. Petersburg, Russia (4)..........................     --          1,006           40%         1994           1995
Paging Ajara, Batumi, Georgia (4)............................     --            277           35%         1996           1997
Kazpage, Kazakhstan (4) (5)..................................     --            864        26-41%         1996           1997
Kamalak Paging, Tashkent, Uzbekistan.........................      2,260      2,243           50%         1992           1993
Alma Page, Almaty, Kazakhstan (4)............................     --          1,936           50%         1994           1995
Mobile Telecom, Russia (6)...................................      7,405     --               50%         1998           1998
                                                               ---------  ---------
                                                                   9,665      9,144
                                                               ---------  ---------
RADIO BROADCASTING
Radio Katusha, St. Petersburg, Russia (7)....................     --            971           75%         1993           1995
Radio Nika, Socci, Russia....................................        244        337           51%         1995           1995
AS Trio LSL, Estonia.........................................      1,903      1,593           49%         1997           1997
                                                               ---------  ---------
                                                                   2,147      2,901
                                                               ---------  ---------
OTHER
Trunked mobile radio ventures (3)............................     --          6,150
                                                               ---------  ---------
PRE-OPERATIONAL (8)
ATK Cable, Arkangelsk Region, Russia (9).....................      1,746     --               81%         1998         --
Tyumenruskom, Russia.........................................      2,228     --               46%         1998         --
Caspian American Telecom, Azerbaijian........................      5,488     --               38%         1998         --
Telephony related ventures and equipment.....................      2,612      9,003
Other........................................................      6,313     10,511
                                                               ---------  ---------
                                                                  18,387     19,514
                                                               ---------  ---------
TOTAL........................................................  $  87,163  $  86,442
                                                               ---------  ---------
                                                               ---------  ---------

------------------------------
(1) Included in pre-operational at December 31, 1997.

(2) In August 1998, the Communications Group increased its ownership at Baltcom GSM from 21% to 22% and in Magticom from 34% to 35%.

(3) In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. The Company's interest in Spectrum, a trunked mobile radio venture in Kazakhstan, was written off during the fourth quarter of 1998.

(4) Investment balance reflects write-down of investment.

(5) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interest in the paging Joint Ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(6) In January 1998, the Communications Group signed a definitive agreement to purchase 50% of Mobile Telecom. The purchase closed during June 1998 at a price of $7.0 million plus two future contingent payments of $2.5 million each, to be adjusted up or down based on performance of the business. Simultaneously with the purchase of Mobile Telecom, the Company purchased a 50% interest in a paging distribution company for $500,000. Approximately $7.0 million of the purchase price was allocated to goodwill.

(7) In November 1997, the Communications Group purchased an additional interest in Radio Katusha, increasing its ownership to 75%. This Joint Venture is now consolidated.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
(8) At December 31, 1998 and 1997, amounts disbursed for proposed Joint Ventures, pre-operational Joint Ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational Joint Ventures.

(9) The investment in this Joint Venture was made in the quarter ended December 31, 1998. The Joint Venture's results of operations will be consolidated with the Company's financial statements in the quarter ended March 31, 1999.

Summarized combined balance sheet financial information of unconsolidated Joint Ventures as of September 30, 1998 and 1997 and combined statement of operations financial information for the years ended September 30, 1998, 1997 and 1996 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                               1998        1997
                                                                                            ----------  ----------
Assets:
  Current assets..........................................................................  $   34,617  $   30,563
  Investments in systems and equipment....................................................     111,114      84,875
  Other assets............................................................................       7,103       9,758
                                                                                            ----------  ----------
      Total assets........................................................................  $  152,834  $  125,196
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Liabilities and Joint Ventures' Deficit:
  Current liabilities.....................................................................  $   31,934  $   28,280
  Amount payable under MITI credit facility...............................................      66,574      50,692
  Other long-term liabilities.............................................................      82,314      49,232
                                                                                            ----------  ----------
                                                                                               180,822     128,204
  Joint Ventures' deficit.................................................................     (27,988)     (3,008)
                                                                                            ----------  ----------
      Total liabilities and Joint Ventures' deficit.......................................  $  152,834  $  125,196
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMBINED STATEMENTS OF OPERATIONS

                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
Revenues......................................................................  $  98,709  $  70,418  $  44,800
Costs and Expenses:
  Cost of sales and operating expenses........................................     26,697     17,619     15,490
  Selling, general and administrative.........................................     50,082     35,860     25,381
  Depreciation and amortization...............................................     25,768     14,348      8,039
  Other.......................................................................         (5)        30      1,674
                                                                                ---------  ---------  ---------
      Total expenses..........................................................    102,542     67,857     50,584
                                                                                ---------  ---------  ---------
  Operating income (loss).....................................................     (3,833)     2,561     (5,784)
  Interest expense............................................................    (13,521)    (6,339)    (3,883)
  Other loss..................................................................     (2,384)    (2,689)      (391)
  Foreign currency transactions...............................................     (4,055)    (2,757)      (425)
                                                                                ---------  ---------  ---------
  Net loss....................................................................  $ (23,793) $  (9,224) $ (10,483)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

For the years ended December 31, 1998, 1997 and 1996 the results of operations presented above are before the elimination of intercompany interest. Financial information for Joint Ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the years ended December 31, 1998, 1997 and 1996. For the years ended December 31, 1998, 1997 and 1996 the results of operations presented below are before the elimination of intercompany interest (in thousands, except subscribers):

                                                                YEAR ENDED DECEMBER 31, 1998
                           -------------------------------------------------------------------------------------------------------
                                                        INTERNATIONAL
                                                          AND LONG
                           CELLULAR TELE-     FIXED       DISTANCE        CABLE                   RADIO
                           COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING   BROADCASTING   OTHER (2)    TOTAL
                           --------------   ---------   -------------   ----------   --------  ------------   ---------   --------
COMBINED
Revenues.................     $ 22,091       $    30       $27,187       $ 31,440    $ 20,426    $19,215       $ 6,249    $126,638
Depreciation and
  amortization...........        9,384            13         1,927         13,597       3,161      1,440         1,087      30,609
Operating income
  (loss).................       (5,665)         (403)        7,849         (5,212)    (19,999)     1,046        (2,571)    (24,955)
Interest income..........            2            --            14              4          16        363            29         428
Interest expense.........        6,831            96           375          5,480       2,572        495           921      16,770
Net income (loss)........      (12,821)         (495)        5,333        (11,705)    (26,256)    (1,767)       (3,584)    (51,295)

Assets...................       75,629         1,105        25,599         40,652      16,727     20,884        15,255     195,851
Capital expenditures.....       31,781           652         2,062         12,807       4,482      1,427         3,278      56,489
Subscribers
  (unaudited)............       49,607           n/a           n/a        315,864     110,234        n/a           n/a     475,705

CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES (1)
Revenues.................     $--            $ --          $--           $  3,444    $  4,204    $17,081       $ 3,200    $ 27,929
Depreciation and
  amortization...........      --              --           --              1,541       1,591      1,228           481       4,841
Operating income
  (loss).................      --              --           --             (1,475)    (20,632)     1,171          (186)    (21,122)
Interest income..........      --              --           --             --              13        363            29         405
Interest expense.........      --              --           --                942       1,721        480           106       3,249
Net loss.................      --              --           --             (2,720)    (22,872)    (1,546)         (364)    (27,502)

Assets...................      --              --           --              7,289       3,629     19,564        12,535      43,017
Capital expenditures.....      --              --           --                760       2,278      1,099         --          4,137

UNCONSOLIDATED JOINT
  VENTURES
Revenues.................     $ 22,091       $    30       $27,187       $ 27,996    $ 16,222    $ 2,134       $ 3,049    $ 98,709
Depreciation and
  amortization...........        9,384            13         1,927         12,056       1,570        212           606      25,768
Operating income
  (loss).................       (5,665)         (403)        7,849         (3,737)        633       (125)       (2,385)     (3,833)
Interest income..........            2         --               14              4           3     --             --             23
Interest expense.........        6,831            96           375          4,538         851         15           815      13,521
Net income (loss)........      (12,821)         (495)        5,333         (8,985)     (3,384)      (221)       (3,220)    (23,793)

Assets...................       75,629         1,105        25,599         33,363      13,098      1,320         2,720     152,834
Capital expenditures.....       31,781           652         2,062         12,047       2,204        328         3,278      52,352

Net investment in Joint
  Ventures...............       22,865         1,168         5,922         27,009       9,665      2,147         --         68,776
Equity in income (losses)
  of unconsolidated
  investees..............       (5,867)         (515)        1,600         (3,877)     (7,460)      (108)         (884)    (17,111)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                     YEAR ENDED DECEMBER 31, 1997
                                     ---------------------------------------------------------------------------------------------
                                                      INTERNATIONAL
                                                        AND LONG
                                     CELLULAR TELE-     DISTANCE        CABLE                    RADIO
                                     COMMUNICATIONS     TELEPHONY    TELEVISION    PAGING    BROADCASTING    OTHER (2)     TOTAL
                                     ---------------  -------------  -----------  ---------  -------------  -----------  ---------
COMBINED
Revenues...........................     $   2,587       $  30,866     $  23,314   $  12,999    $  16,015     $   4,004   $  89,785
Depreciation and amortization......         2,380           1,287         9,648       1,630          699           981      16,625
Operating income (loss)............        (6,761)         17,244        (6,831)     (3,905)       4,182        (3,325)        604
Interest income....................            12              31             9          70          152            22         296
Interest expense...................         1,046             382         4,146       1,483          469           460       7,986
Net income (loss)..................        (8,129)         14,030       (12,529)     (6,516)       1,477        (3,886)    (15,553)

Assets.............................        53,495          27,558        36,618      18,001       16,637        10,821     163,130
Capital expenditures...............        42,276           8,331         9,667       2,838          739         2,560      66,411
Subscribers (unaudited)............        10,429             n/a       225,525      57,831          n/a           n/a     293,785

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues...........................     $  --           $  --         $   1,902   $   3,318    $  13,549     $     598   $  19,367
Depreciation and amortization......        --              --               791         790          607            89       2,277
Operating income (loss)............        --              --            (1,953)     (4,084)       3,935           145      (1,957)
Interest income....................        --              --                 5          66          146            22         239
Interest expense...................        --              --               577         683          387        --           1,647
Net income (loss)..................        --              --            (2,654)     (5,198)       1,356           167      (6,329)

Assets.............................        --              --             8,148       8,132       15,073         6,581      37,934
Capital expenditures...............        --              --             1,423       1,895          238        --           3,556

UNCONSOLIDATED JOINT VENTURES
Revenues...........................     $   2,587       $  30,866     $  21,412   $   9,681    $   2,466     $   3,406   $  70,418
Depreciation and amortization......         2,380           1,287         8,857         840           92           892      14,348
Operating income (loss)............        (6,761)         17,244        (4,878)        179          247        (3,470)      2,561
Interest income....................            12              31             4           4            6        --              57
Interest expense...................         1,046             382         3,569         800           82           460       6,339
Net income (loss)..................        (8,129)         14,030        (9,875)     (1,318)         121        (4,053)     (9,224)

Assets.............................        53,495          27,558        28,470       9,869        1,564         4,240     125,196
Capital expenditures...............        42,276           8,331         8,244         943          501         2,560      62,855

Net investment in Joint Ventures...        18,947           6,080        23,022       9,144        2,901         6,150      66,244
Equity in income (losses) of
  unconsolidated investees.........        (2,027)          4,209        (7,212)       (761)         159        (1,601)     (7,233)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                               YEAR ENDED DECEMBER 31, 1996
                                                        --------------------------------------------------------------------------
                                                        INTERNATIONAL
                                                          AND LONG
                                                          DISTANCE        CABLE                    RADIO
                                                          TELEPHONY    TELEVISION    PAGING    BROADCASTING     OTHER      TOTAL
                                                        -------------  -----------  ---------  -------------  ---------  ---------
COMBINED
Revenues..............................................    $  19,177     $  15,243   $  10,864    $  10,899    $   1,030  $  57,213
Depreciation and amortization.........................          617         5,964       1,645          257          493      8,976
Operating income (loss)...............................        3,122        (5,990)       (943)         279       (1,409)    (4,941)
Interest income.......................................       --            --              84           90       --            174
Interest expense......................................           65         2,685       1,039          434          223      4,446
Net income (loss).....................................        2,997        (9,170)     (2,896)        (681)      (1,690)   (11,440)

Assets................................................       13,815        27,238      12,829        4,125        8,345     66,352
Capital expenditures..................................        2,096         7,944       3,439          789       --         14,268
Subscribers (unaudited)...............................          n/a        69,118      44,836          n/a          n/a    113,954

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES (1)
Revenues..............................................    $  --         $     170   $   2,880    $   9,363    $  --      $  12,413
Depreciation and amortization.........................       --               302         461          174       --            937
Operating income (loss)...............................       --              (832)       (427)       2,102       --            843
Interest income.......................................       --            --              81           90       --            171
Interest expense......................................       --               116         270          177       --            563
Net income (loss).....................................       --            (1,216)     (1,209)       1,468       --           (957)

Assets................................................       --             2,017       3,232        3,483       --          8,732
Capital expenditures..................................       --             1,813         443          555       --          2,811

UNCONSOLIDATED JOINT VENTURES
Revenues..............................................    $  19,177     $  15,073   $   7,984    $   1,536    $   1,030  $  44,800
Depreciation and amortization.........................          617         5,662       1,184           83          493      8,039
Operating income (loss)...............................        3,122        (5,158)       (516)      (1,823)      (1,409)    (5,784)
Interest income.......................................       --            --               3       --           --              3
Interest expense......................................           65         2,569         769          257          223      3,883
Net income (loss).....................................        2,997        (7,954)     (1,687)      (2,149)      (1,690)   (10,483)

Assets................................................       13,815        25,221       9,597          642        8,345     57,620
Capital expenditures..................................        2,096         6,131       2,996          234       --         11,457

Net investment in Joint Ventures......................        2,704        23,662       9,869          796        2,049     39,080
Equity in income (losses) of unconsolidated
  investees...........................................          899        (5,011)     (1,232)      (1,896)        (595)    (7,835)

------------------------------

(1) Does not reflect the Communications Group's and Protocall's headquarters revenue and selling, general and administrative expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated Joint Ventures through the six months ended June 30, 1998 and the results of Spectrum through the year ended December 31, 1998.

In December 1998, the Communications Group purchased an 81% interest in ATK, a cable television Joint Venture in the Archangelsk region of Russia.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

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

In August 1998, the Communications Group formed a venture to acquire a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC ("CAT"). CAT has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expenses in accordance with CAT's business plans.

In July 1998 the Communications Group sold its share of Protocall Ventures Limited ("Protocall Ventures"). As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million. The Company has written down the carrying value of its remaining trunked mobile radio investment at December 31, 1998. The write off of $1.5 million is offset against the gain on the sale of Protocall Ventures.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

In February 1997, MCC, a subsidiary of the Company with telephony interests in China, acquired Asian American Telecommunications Corporation ("AAT") pursuant to a Business Combination Agreement (the "BCA") in which MCC and AAT agreed to combine their businesses and operations. Pursuant to the BCA, each AAT shareholder and warrant holder exchanged (i) one share of AAT common stock (the "AAT Common Stock") for one share of MCC Common Stock, par value $.01 per share ("MCC Common Stock"), (ii) one warrant to acquire one share of AAT Common Stock at an exercise price of $4.00 per share for one warrant to acquire one share of MCC Common Stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one share of AAT Common Stock at an exercise price of $6.00 per share for one warrant to acquire one share of MCC Common Stock at an exercise price of $6.00 per share. AAT is engaged in providing funding, consultation and support services to Chinese operators undertaking development and construction of communications services in China. The transaction was accounted for as a purchase, with MCC as the acquiring entity.

As a condition to the closing of the BCA, MITI purchased from MCC, for an aggregate purchase price of $10.0 million, 3,000,000 shares of MCC Class A Common Stock, par value $.01 per share (the "MCC Class A Common Stock") and warrants to purchase an additional 1,250,000 shares of MCC Class A Common Stock, at an exercise price of $6.00 per share. Shares of MCC Class A Common Stock are identical to shares of MCC Common Stock except that they are entitled, when owned by MITI, to three votes per share on all matters voted upon by MCC's stockholders and to vote as a separate class to elect six of the ten members to MCC's Board of Directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction MITI owned 56.5% of MCC's outstanding common stock with 79.6% voting rights. Subsequently,

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) additional shares were purchased from a minority shareholder, increasing the ownership percentage to 58.4% with 80.4% of the voting rights.

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

Current assets.....................................................  $      46
Property, plant and equipment......................................        279
Investments in Joint Ventures......................................     18,950
Goodwill...........................................................     68,975
Current liabilities................................................     (2,202)
Other liabilities..................................................         (5)
                                                                     ---------
Purchase price.....................................................  $  86,043
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

At December 31, 1998 and 1997, the Company's investments in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses and distributions, were as follows (in thousands):

                                                                                                  YEAR          YEAR
                                                                                                 VENTURE     OPERATIONS
NAME                                                      1998       1997       OWNERSHIP %      FORMED       COMMENCED
------------------------------------------------------  ---------  ---------  ---------------  -----------  -------------
Sichuan Tai Li Feng Telecommunications Co., Ltd.
  ("Sichuan JV")......................................  $  19,292  $  10,946            92%          1996          1999
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  ("Chongqing JV")....................................     15,504      7,425            92%          1997          1999
Ningbo Ya Mei Telecommunications Co., Ltd. ("Ningbo
  JV")................................................     29,741     27,480            70%          1996          1997
Ningbo Ya Lian Telecommunications Co., Ltd. ("Ningbo
  JV II").............................................      7,022     --                70%          1998          1998
                                                        ---------  ---------
                                                        $  71,559  $  45,851
                                                        ---------  ---------
                                                        ---------  ---------

The Joint Ventures participate in cooperation contracts with China Unicom that entitle the Joint Ventures to certain percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, AAT, a majority-owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. ("CHTD") for the purpose of

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract covers the funding, construction and development of a fixed line Public Services Telephone Network ("PSTN") providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities (the "Sichuan Network"). The initial project covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the STLF Contract and the existing and future Joint Ventures may expand services to 1,000,000 local telephone lines in cities throughout Sichuan Province, and to construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Under the STLF Contract, China Unicom will be responsible for the construction and operation of the Sichuan Network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the STLF Contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the STLF contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan Network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the STLF Contract, regardless of whether Sichuan JV holds title to such assets.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT has made capital contributions to Sichuan JV of $11.1 million of its total $11.4 million contribution and CHTD has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from AAT, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan Network. As of December 31, 1998, AAT had loans outstanding to Sichuan JV in the amount of $9.3 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD covering the latter's assistance with operations in China. Under the contract, AAT is obligated to pay CHTD an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at December 31, 1998 exchange rates).

(B) CHONGQING JV

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the STLF Contract, China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, AAT entered into a Joint Venture Agreement with CHTD for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the STLF Contract, as

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan Network that would now lie within Chongqing Municipality (the "Chongqing Network"). Rights and obligations under the STLF Contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan Network lying within the redefined boundaries of Sichuan Province (a redefinition of the "Sichuan Network") would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. AAT has made capital contributions of $13.6 million of its total $14.1 million contribution and CHTD has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of December 31, 1998, AAT had loans outstanding to Chongqing JV in the amount of $2.5 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by AAT and 8% by CHTD.

Commercial operations were launched on the Chongqing Network and Sichuan Network in January 1999.

(C) NINGBO JV

AAT entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. ("NUT") on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd. ("Ningbo JV"). Previously NUT had entered into a Network System Cooperation Contract with China Unicom (the "NUT Contract") covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom constructed and operates the network. Under the NUT Contract, NUT is to provide financing and consulting services to China Unicom. The cooperation period for the NUT Contract is fifteen years.

With the formation of Ningbo JV, NUT assigned all of its rights and obligations under the NUT Contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the NUT Contract. NUT also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to NUT by China Unicom. Distributable cash flows, as defined in the amended NUT Contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended NUT Contract, Ningbo JV will hold non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ningbo JV's funding of the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with funding from Ningbo JV to be part of Ningbo JV's contribution to the NUT Contract, regardless of whether Ningbo JV holds title to such assets.

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. AAT has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital. NUT provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV has arranged loans with AAT, manufacturers of the equipment for the project and banks. As of

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
December 31, 1998, AAT had long term loans to Ningbo JV in the amount of $23.0 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by AAT and 30% by NUT.

(D) NINGBO JV II

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the NUT Contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality (the "Ningbo Expansion Agreement"). The expansion is being undertaken as a separate project, and provides capacity for an additional 25,000 GSM subscribers within Ningbo Municipality. The feasibility study for the expansion project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. The terms of the Ningbo Expansion Agreement match those of the underlying NUT Contract, except that the Ningbo Expansion Agreement will have its own cooperation period of fifteen years. In the Ningbo Expansion Agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the expansion project.

Pursuant to the Ningbo Expansion Agreement, AAT and NUT entered into a second Joint Venture Agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd. In an amendment to the Ningbo Expansion Agreement dated July 8, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the Ningbo Expansion Agreement to Ningbo JV II.

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $7.2 million. As of December 31, 1998, AAT had made its $5.0 million registered capital contribution, and NUT had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of December 31, 1998, AAT had loans outstanding to Ningbo JV II in the amount of $2.0 million. This loan bears interest at 8% per annum. Ownership in Ningbo JV II is 70% by AAT and 30% by NUT.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The following tables represent summary financial information for the Joint Ventures and their related projects in China as of and for the years ended December 31, 1998 and 1997, respectively, (in thousands, except subscribers):

                                                                           YEAR ENDED DECEMBER 31, 1998
                                                            -----------------------------------------------------------
                                                                           NINGBO      SICHUAN    CHONGQING
                                                             NINGBO JV      JV II        JV          JV         TOTAL
                                                            -----------  -----------  ---------  -----------  ---------
Revenues..................................................   $   3,429    $  --       $  --       $      54   $   3,483
Depreciation and amortization.............................       2,418       --              38         206       2,662
Operating income (loss)...................................         707          (46)       (691)       (630)       (660)
Interest income (expense), net............................      (2,584)          (1)       (363)         41      (2,907)
Net loss..................................................      (1,877)         (47)     (1,054)       (589)     (3,567)

Assets....................................................      33,864        9,856      20,570      16,885      81,175
Net investment in project                                       31,332        6,399      17,028       9,491      64,250
Equity in income (losses) of Joint Ventures                        133          (27)       (632)       (514)     (1,040)
Subscribers                                                     44,477       --          --          --          44,477

                                                                               YEAR ENDED DECEMBER 31, 1997
                                                                      ----------------------------------------------
                                                                        NINGBO      SICHUAN    CHONGQING
                                                                          JV          JV          JV         TOTAL
                                                                      -----------  ---------  -----------  ---------
Revenues............................................................   $   1,422   $  --       $  --       $   1,422
Depreciation and amortization.......................................       1,154          25      --           1,179
Operating income (loss).............................................          56        (223)        (20)       (187)
Interest income (expense), net......................................      (1,870)         70           5      (1,795)
Net loss............................................................      (1,814)       (153)        (15)     (1,982)

Assets..............................................................      36,605      11,899       7,901      56,405
Net investment in project...........................................      32,669       8,815       3,791      45,275
Equity in losses of Joint Ventures..................................        (706)       (141)        (14)       (861)
Subscribers.........................................................      11,413      --          --          11,413

For the years ended December 31, 1998, 1997 and 1996 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through the period October 1, 1997 to September 30, 1998 and May 17, 1997 to September 30, 1997. Chongqing JV records revenues from the lease of space currently unused by China Unicom within a building that was purchased by Chongqing JV for China Unicom's long term use as a switching and operations center. As of December 31, 1998, Chongqing JV directly owned this building, but Chongqing JV plans to eventually transfer the building to China Unicom as part of its funding and support under the STLF Contract.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

(E) GOLDEN CELLULAR JV

In 1998, the Company dissolved Beijing Metromedia-Jinfeng Communications Technology Development Co. Ltd. ("Golden Cellular JV"), a Joint Venture created in March 1996 with Golden Cellular Communication Co., Ltd. ("GCC") for the purpose of developing, manufacturing, assembling and servicing of wireless telecommunications equipment, central telephone terminals and subscriber telephone terminals equipment and networks using Airspan Communications Corporation (an equipment manufacturer) technology in China.

GCC and Metromedia China Telephony Limited ("MCTL") entered into a settlement contract on March 3, 1998 which provides the terms for dissolution of the Golden Cellular JV. MCTL has agreed to reimburse GCC $876,000 for certain development expenses incurred by GCC and assign to GCC all of MCTL's rights to the assets of the Golden Cellular JV, valued at approximately $720,000. Certain equipment imported to China by MCTL has been transferred out of China. MCTL was responsible for the costs of shipping the equipment out of China. The Company recorded $1.5 million as the cost to dissolve the Golden Cellular JV, which is included in operating expenses in the consolidated statements of operations.

4. LONG-TERM DEBT

    Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                                           1998        1997
                                                                         ---------  ----------
MMG....................................................................  $  --      $    1,410
                                                                         ---------  ----------
SNAPPER
Snapper Term Loan......................................................      5,000      --
Snapper Revolving Loan.................................................     44,918      --
Snapper Revolver.......................................................     --          75,359
Industrial Development Bonds...........................................      1,000       1,024
                                                                         ---------  ----------
                                                                            50,918      76,383
                                                                         ---------  ----------
Capital lease obligations, interest rates of 7% to 13%                         916       1,623
                                                                         ---------  ----------
  Long-term debt.......................................................     51,834      79,416
  Current portion......................................................      1,723     (21,478)
                                                                         ---------  ----------
    Long-term debt.....................................................  $  50,111  $   57,938
                                                                         ---------  ----------
                                                                         ---------  ----------

Aggregate annual repayments of long-term debt over the next five years and thereafter are as follows (in thousands):

1999...............................................................  $   1,723
2000...............................................................      1,160
2001...............................................................      2,021
2002...............................................................      1,012
2003...............................................................     45,918

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
MMG DEBT

In connection with the Entertainment Group Sale in 1997 (see note 5), the Company repaid all of its outstanding debentures. During August 1997 the Company repaid its 9 1/2% Subordinated Debentures, 10% Subordinated Debentures and
6 1/2% Convertible Subordinated Debentures. In connection with the repayment of its outstanding debentures, the Company expensed certain unamortized discounts associated with the debentures and recognized an extraordinary loss of $13.6 million on the extinguishment of the debt.

SNAPPER

On November 11, 1998, Snapper entered into a Loan and Security Agreement with Fleet Capital Corporation ("Fleet"), as agent and as the initial Lender, pursuant to which the Lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's obligations under the old Snapper Credit Agreement (as defined below) and will also be used for working capital purposes. The Snapper Loan will mature in November 2003, (subject to automatic one year renewals) and is guaranteed by the Company up to $10,000,000 (increasing to $15,000,000 on the occurrence of specified events). Snapper was in compliance with all bank covenants under the Loan and Security Agreement at December 31, 1998.

Interest under the Snapper Loan agreement is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% (from April 1, 2000 to the Snapper Loan agreement termination date) depending on meeting certain leverage ratios or (ii) LIBOR (as defined in the Snapper loan agreement) plus 3.0% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00%, 3.25%, (from April 1, 2000 to the Snapper Loan agreement termination date) depending on meeting certain leverage ratios. The Snapper loan agreement contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to Snapper; limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales, or other transactions with any division or an affiliate of the Company, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company; (vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and (vii) make loans, issue additional indebtedness, or make any guarantees. In addition, Snapper is required to maintain at all times as of the last day of each month a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper Loan agreement is secured by a continuing security interest on all of Snapper's assets and properties.

On November 26, 1996, Snapper entered into a credit agreement (the "old Snapper Credit Agreement") with AmSouth Bank of Alabama ("AmSouth"), pursuant to which AmSouth had agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in the old Snapper Credit Agreement (the "Snapper Revolver") for a period

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
ending on January 1, 1999 (the "Snapper Revolver Termination Date"). The Snapper Revolver was guaranteed by the Company, and was repaid. Interest under the Snapper Revolver was payable at Snapper's option at a rate equal to either (i) prime plus .5% (from November 26, 1996 through May 25, 1997) and prime plus 1.5% (from May 26, 1997 to the Snapper Revolver Termination Date) and (ii) LIBOR (as defined in the old Snapper Credit Agreement) plus 2.5% (from November 26, 1996 through May 25, 1997) and LIBOR plus 3.5% (from May 26, 1997 to the Snapper Revolver Termination Date).

The Snapper Revolver contained standard representations and warranties, covenants and events of default and provided for the grant of a security interest in substantially all of Snapper's assets. The old Snapper Credit Agreement was secured by a first priority security interest in all of Snapper's assets and properties and was also entitled to the benefit of a replenishable $1.0 million cash collateral account, which was initially funded by Snapper. Under the old Snapper Credit Agreement, AmSouth could draw upon amounts in the cash collateral account to satisfy any payment defaults by Snapper and Messrs. Kluge and Subotnick, Chairman of the Board of MMG and Vice Chairman, President and Chief Executive Officer of MMG, respectively, were obligated to replenish such account any time amounts were so withdrawn up to the entire amount of the Snapper Revolver.

At December 31, 1996, Snapper was not in compliance with certain of these covenants. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) an annual administrative fee to be paid on December 31, 1997,
(ii) an increase in Snapper's borrowing rates as of December 31, 1997 (from prime rate to prime rate plus 1.50% and from LIBOR plus 2.50% to LIBOR plus 4.00%), and (iii) an increase in Snapper's commitment fee as of December 31, 1997 from .50% per annum to .75% per annum. As part of the amendment to the old Snapper Credit Agreement AmSouth waived: (i) the covenant defaults as of December 31, 1996, (ii) the $250,000 semi-annual administrative fee requirement which was set to commence on May 26, 1997 and (iii) the mandatory borrowing rate and commitment fee increase that was to occur on May 26, 1997. Furthermore, the amendment replaced certain existing financial covenants with covenants on minimum quarterly cash flow and equity requirements, as defined. In addition, the Company and AmSouth agreed to a $10.0 million credit facility.

On April 30, 1997, Snapper closed a $10.0 million working capital facility ("Working Capital Facility") with AmSouth which amended Snapper's then existing $55.0 million facility. The Working Capital Facility (i) provided AmSouth with a PARI PASSU collateral interest in all of Snapper's assets (including rights under a Make-Whole and Pledge Agreement made by Metromedia in favor of AmSouth in connection with the Snapper Revolver), (ii) accrued interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper Revolver), and
(iii) was due and payable on October 1, 1997. On October 1, 1997 the Company repaid the $10.0 million Working Capital Facility.

On November 12, 1997, Snapper amended and restated the old Snapper Credit Agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper Revolver bore interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%). The Snapper Revolver was to mature on January 1, 2000. The Snapper Revolver was guaranteed by the Company and Messrs. Kluge and Subotnick agreed to guarantee $10.0 million of the Snapper Revolver. The old Snapper Credit Agreement, as amended, continued to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certain quarterly cash flow requirements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
At December 31, 1997, Snapper was not in compliance with the financial covenants under the Snapper Revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) a reduction in the amount of the line of credit from $80.0 million to $55.0 million as of July 1, 1998 and (ii) a reduction in the finished goods advance rate from 80% to 70% as of July 1, 1998 and a further reduction to 50% on December 31, 1998. As a part of the amendment to the old Snapper Credit Agreement, AmSouth waived the covenant defaults as of December 31, 1997. Furthermore, the amendment replaced the existing 1998 financial covenants with covenants reflecting Snapper's anticipated cash flow and equity changes based on the seasonality of the business.

As of June 30, 1998, Snapper was not in compliance with certain financial covenants under the old Snapper Credit Agreement. The Company and AmSouth amended the old Snapper Credit Agreement which provided for a reduction of the line of credit from $55.0 million to $51.0 million as of August 13, 1998. As part of the amendment to the old Snapper Credit Agreement, AmSouth waived the covenant defaults as of June 30, 1998. As of September 30, 1998, Snapper was not in compliance with certain financial covenants under the old Snapper Credit Agreement.

It is assumed that the carrying value of Snapper's bank debt approximates its face value because it is a floating rate instrument.

In addition, Snapper has industrial development bonds with certain municipalities. The industrial development bonds mature in 1999 and 2001, and their interest rates range from 62% to 75% of the prime rate.

5. THE ENTERTAINMENT GROUP SALE

    On July 10, 1997, the Company sold the stock of Orion Pictures Corporation ("Orion"), including substantially all of the assets of its entertainment group (the "Entertainment Group"), consisting of Orion, Goldwyn Entertainment Company ("Goldwyn") and Motion Picture Corporation of America ("MPCA") (and their respective subsidiaries) which included a feature film and television library of over 2,200 titles, to P&F Acquisition Corp. ("P&F"), the parent company of Metro-Goldwyn-Mayer Inc. ("MGM") for a gross consideration of $573.0 million of which $296.4 million of the proceeds from the Entertainment Group Sale was used to repay amounts outstanding under the Entertainment Group's credit facilities and certain other indebtedness of the Entertainment Group.

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
                                                                    ---------
                                                                    ---------

The Entertainment Group's revenues for the period January 1, 1997 to May 2, 1997 and the year ended December 31, 1996 were $41.7 million and $135.6 million, respectively. The Entertainment Group's loss from operations for the period January 1, 1997 to May 2, 1997 and the year ended December 31, 1996 were $32.2 million and $23.4 million, respectively. Loss from operations for the

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. THE ENTERTAINMENT GROUP SALE (CONTINUED) period January 1, 1997 to May 2, 1997 and the years ended December 31, 1996 include income tax expense (benefit) of ($3.2) million and $1.0 million, respectively.

For the year ended December 31, 1998, included in discontinued operations is $8.7 million which represents a refund of tax payments made by the Entertainment Group in prior years.

In connection with the refinancing of an existing credit facility, the Entertainment Group expensed the deferred financing costs associated with the existing credit facility and recorded an extraordinary loss of approximately $4.5 million in 1996.

The following unaudited pro forma information illustrates the effect on the Company's results of operations of (1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures (see note 4), (3) the acquisition of AAT (see note 3) and (4) the sale of Landmark (see note 6) on revenues, loss from continuing operations and loss from continuing operations per share for the year ended December 31, 1997. The unaudited pro forma information assumes (1) the Entertainment Group Sale, (2) the repayment of MMG's outstanding subordinated debentures and (3) the acquisition of AAT and (4) the sale of Landmark occurred at the beginning of the period (in thousands, except per share amounts).

                                                                                      1997
                                                                                   -----------
                                                                                   (UNAUDITED)
Revenues.........................................................................  $   204,328
                                                                                   -----------
                                                                                   -----------
Loss from continuing operations..................................................  $  (123,015)
                                                                                   -----------
                                                                                   -----------
Loss from continuing operations per share........................................  $     (1.84)
                                                                                   -----------
                                                                                   -----------

6. SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. (the "Landmark Sale") all of the assets of Landmark, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark Sale has been recorded as a discontinuance of a business segment in the accompanying consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. SALE OF LANDMARK THEATRE GROUP (CONTINUED)

The gain on the Landmark Sale reflected in the consolidated statements of operations is as follows (in thousands):

Net proceeds.......................................................  $  57,298
Net assets of Landmark at November 12, 1997........................    (48,531)
Income taxes.......................................................     (5,115)
                                                                     ---------
    Gain on Landmark Sale..........................................  $   3,652
                                                                     ---------
                                                                     ---------

The net assets of Landmark at December 31, 1997 and November 12, 1997, the date the Company adopted a plan to dispose of Landmark, were as follows (in thousands):

                                                                   DECEMBER 31,  NOVEMBER 12,
                                                                       1997          1997
                                                                   ------------  ------------
Current assets...................................................   $      793    $      906
Non-current assets...............................................       57,183        57,523
Current liabilities..............................................       (6,286)       (4,738)
Non-current liabilities..........................................       (4,922)       (5,160)
                                                                   ------------  ------------
    Net assets...................................................   $   46,768    $   48,531
                                                                   ------------  ------------
                                                                   ------------  ------------

Landmark's revenues and income (loss) from operations for the period January 1, 1997 to November 12, 1997 and for the period July 2, 1996 (date of acquisition of Landmark) to December 31, 1996 were $48.7 million, ($108,000), $29.6 million and $1.2 million, respectively. Income (loss) from operations for the period January 1, 1997 to November 12, 1997 includes income taxes of $408,000.

7. SNAPPER, INC.

In connection with a business combination consummated on November 1, 1995, Snapper was classified as an asset held for sale and was recorded in an amount equal to the sum of estimated cash flows from the operations of Snapper plus the anticipated proceeds from the sale of Snapper which amounted to $79.2 million. Subsequently, the Company announced its intention not to continue to pursue its previously adopted plan to dispose of Snapper and to actively manage Snapper. Snapper has been included in the consolidated financial statements from November 1, 1996.

The following table summarizes the operating results of Snapper for the ten months ended October 31, 1996:

Revenue...........................................................  $ 130,623
Operating expenses................................................    148,556
                                                                    ---------
Operating loss....................................................    (17,933)
Interest expense..................................................     (6,859)
Other income (expenses)...........................................      1,210
                                                                    ---------
Loss before income taxes..........................................    (23,582)
Income taxes......................................................     --
                                                                    ---------
Net loss..........................................................  $ (23,582)
                                                                    ---------
                                                                    ---------

As part of Snapper's transition to the dealer-direct business, Snapper had from time to time reacquired the inventories and less frequently had purchased the accounts receivable of distributors it had

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. SNAPPER, INC. (CONTINUED)
cancelled. The purchase of inventories is recorded by reducing sales for the amount credited to accounts receivable from the cancelled distributor and recording the repurchased inventory at the lower of cost or market. During 1997 and 1996, 9 and 18 distributors were cancelled, respectively. Snapper completed the distributor repurchases in 1997. Inventories purchased (and/or credited to the account of cancelled distributors) under such arrangements amounted to (in thousands):

                                                                                                    TEN MONTHS
                                                                                  TWO MONTHS           ENDED
                                                               YEAR ENDED            ENDED          OCTOBER 31,
                                                            DECEMBER 31, 1997  DECEMBER 31, 1996       1996
                                                            -----------------  -----------------  ---------------
Inventories...............................................      $  25,405          $   3,117         $  21,376
Decrease in gross profit..................................          8,383              2,106             5,967

8. INVESTMENT IN RDM

In connection with a business combination consummated on November 1, 1995, RDM was classified as an asset held for sale and the Company excluded its equity in earnings and losses of RDM from its results of operations. At November 1, 1995, the Company recorded its investment in RDM to reflect the anticipated proceeds from its sale. During 1996, the Company reduced the carrying value of its investment in RDM to its then estimated net realizable value of $31.2 million and the writedown of $16.3 million was reflected as a discontinued operation in the 1996 consolidated statement of operations.

On April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation. Since April 1, 1997, the Company recorded in its results of operations in 1997 a reduction in the carrying value of its investment in RDM of $18.0 million and its share of the expected net loss of RDM of $8.2 million.

On June 20, 1997, RDM entered into a $100.0 million revolving and term credit facility (the "RDM Credit Facility"). The RDM Credit Facility was guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder (the "Lenders"), which was obtained from Metromedia Company (an affiliate of the Company) and could not be drawn until five days after a payment default and fifteen days after Non-Payment Default (as defined under the RDM Credit Facility). In consideration of providing the letters of credit, Metromedia Company ("Metromedia") was granted warrants to purchase 3 million shares of RDM Common Stock (approximately 5% of RDM) ("RDM Warrants") at an exercise price of $.50 per share. The RDM Warrants had a ten year term and were exercisable beginning September 19, 1997. In accordance with the terms of the agreement entered into in connection with the RDM Credit Facility, Metromedia offered the Company the opportunity to substitute its letter of credit for Metromedia's letter of credit and to receive the RDM Warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia's letter of credit and the RDM Warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such a payment. As a result of the foregoing, on August 22, 1997, the Lenders declared an Event of Default, as defined under the RDM Credit Facility, and accelerated all amounts outstanding under such facility. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have proceeded with the liquidation of their

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENT IN RDM (CONTINUED)
assets and properties and discontinued ongoing business operations. The Company does not currently anticipate that it will receive any distributions on account of its RDM common stock or the RDM Warrants. The Company recorded in its results of operations in 1997 a further reduction in the carrying value of RDM of $4.9 million and a loss of $15.0 million on its letter of credit guarantee.

After the commencement of RDM's and its affiliates' chapter 11 cases, the Lenders drew upon the entire amount of the Company's letter of credit. Consequently, the Company will become subrogated to the Lenders' secured claims against the Company in an amount equal to the drawing under the letter of credit following payment in full of the Lenders. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or, if it is successful in asserting any such subrogation claims, whether RDM's remaining assets will be sufficient to pay them.

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

The Chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distribution. To date, RDM has not confirmed a chapter 11 plan or made distributions to creditors other than the Lender.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM, including the Company, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that former officers or directors of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM ("the Creditors' Committee") has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM ("the Bondholders' Committee") has moved to intervene in or join the proceeding. On February 16, 1999, the Creditors' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS v. METROMEDIA INTERNATIONAL GROUP, INC. Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceedings. On

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENT IN RDM (CONTINUED)
March 3, 1999, the Bondholders' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. v. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceedings. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

9. ENTERTAINMENT GROUP ACQUISITIONS

On July 2, 1996, the Company consummated the acquisition (the "Goldwyn Company Merger") of the Samuel Goldwyn Company ("Goldwyn Company") by merging the Company's newly formed subsidiary, SGC Merger Corp., into Goldwyn Company. Upon consummation of the Goldwyn Company Merger, Goldwyn was renamed Goldwyn Entertainment Company. Holders of Goldwyn Company common stock received .3335 shares of the Company's common stock (the "Common Stock") for each share of Goldwyn Company common stock in accordance with a formula set forth in the Agreement and Plan of Merger relating to the Goldwyn Company Merger (the "Goldwyn Company Merger Agreement"). Pursuant to the Goldwyn Company Merger, the Company issued 3,130,277 shares of common stock.

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

Following the consummation of the July 2 Mergers, the Company contributed its interests in Goldwyn and MPCA to Orion, with Goldwyn and MPCA becoming wholly-owned subsidiaries of Orion. Orion, Goldwyn and MPCA were collectively referred to as the Entertainment Group (see note 5). The July 2 Mergers were recorded in accordance with the purchase method of accounting for business combinations. The purchase price to acquire both Goldwyn and MPCA was allocated to the net assets acquired according to management's estimate of their respective fair values and the results of those purchased businesses have been included in the accompanying consolidated financial statements from July 2, 1996, the date of acquisition (see note 5).

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 1998 and 1997.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock ("Preferred Stock") with a liquidation preference of $50 per share, generating net proceeds of approximately $199.4 million. Dividends on the Preferred

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
Stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the Preferred Stock, including dividend payments and redemptions (i) in cash;
(ii) issuance of the Company's common stock or (iii) through a combination thereof. The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share (equivalent to a conversion rate of 3 1/3 shares of common stock for each share of Preferred Stock), subject to adjustment under certain conditions.

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

On August 29, 1996, the Company increased the number of authorized shares of common stock from 110,000,000 to 400,000,000. At December 31, 1998, 1997 and
1996 there were 69,118,841, 68,390,800 and 66,153,439 shares issued and outstanding, respectively.

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

At December 31, 1998, the Company has reserved for future issuance shares of Common Stock in connection with the stock option plans and Preferred Stock listed below:

Stock option plans................................    8,154,069
Preferred stock...................................   13,800,000
                                                    -----------
                                                     21,954,069
                                                    -----------
                                                    -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "MMG Plan"). The aggregate number of shares of common stock that may be the subject of awards under the MMG Plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the MMG Plan may not exceed 250,000 in the aggregate. The MMG Plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 1998 there were aproximately
3.0 million additional shares available for grant under the MMG Plan.

Following the Goldwyn Merger, the Goldwyn stock option plans were converted into stock options exercisable for common stock of MMG in accordance with its respective exchange ratios.

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 were $6.99, $4.33 and $7.36, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 77% in 1998, 50% in 1997 and 49% in 1996, expected dividend yield of zero percent, risk-free interest rate of 5.1% in 1998, 5.5% in 1997 and 5.2% in 1996 and an expected life of 4 years in 1998 and 1997 and 7 years in 1996.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the MMG Plan for the years ended December 31, 1997 and 1996. For the year ended December 31, 1998, compensation expense of $626,000 was recorded under the MMG Plan, and for the year ended December 31, 1996, compensation expense of $153,000 has been recorded under a predecessor plan in the consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would have (decreased) increased to the pro forma amounts indicated below (in thousands, except per share amount):

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Net income (loss) attributable to common stockholders:
  As reported..............................................................  $  (138,678) $    84,107  $  (115,243)
  Pro forma................................................................  $  (144,778) $    75,925  $  (118,966)
Income (loss) per common share--Basic:
  As reported..............................................................  $     (2.01) $      1.26  $     (2.12)
  Pro forma................................................................  $     (2.10) $      1.13  $     (2.19)

Pro forma net income reflects only options granted in 1998, 1997 and 1996. In addition, the Goldwyn stock options granted prior to the Goldwyn Company Merger were recorded at fair value and included in the Goldwyn purchase price.

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
Stock option activity during the periods indicated is as follows (in thousands):

                                                                                              WEIGHTED
                                                                                               AVERAGE
                                                                                 NUMBER       EXERCISE
                                                                                OF SHARES       PRICE
                                                                               -----------  -------------
Balance at December 31, 1996.................................................       4,579     $   10.09
Options granted..............................................................       6,629     $    8.75
Options exercised............................................................      (2,333)    $    9.23
Options forfeited............................................................        (234)    $   10.22
Options cancelled............................................................      (2,768)    $   12.75
                                                                               -----------
Balance at December 31, 1997.................................................       5,873     $    7.66
Options granted..............................................................         327     $   11.17
Options exercised............................................................        (728)    $    7.72
Options forfeited............................................................        (269)    $   16.00
                                                                               -----------
Balance at December 31, 1998.................................................       5,203     $    7.44
                                                                               -----------
                                                                               -----------

At December 31, 1998 the range of exercise prices and the weighted-average remaining contractual lives of outstanding options was $1.08--$11.88 and 7.9 years, respectively.

At December 31, 1998 and 1997, the number of stock options exercisable was 2,831,000 and 2,573,000 respectively, and the weighted-average exercise price of these options was $6.63 and $6.99, respectively.

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

11. INCOME TAXES

The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED)
Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, consists of the following (in thousands):

                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
Federal.........................................................................  $  (1,615) $  (9,935) $  --
State and local.................................................................     --          1,982     --
Foreign.........................................................................      1,257        914        414
                                                                                  ---------  ---------  ---------
Current.........................................................................       (358)    (7,039)       414
Deferred........................................................................     --          1,812     --
                                                                                  ---------  ---------  ---------
                                                                                  $    (358) $  (5,227) $     414
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------

The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 applies to continuing operations.

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided.

The Company had pre-tax losses from foreign operations of $38.4 million, $23.2 million and $4.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. Pre-tax losses from domestic operations were $97.9 million, $112.9 million, and $67.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

State and local income tax expense for the years ended December 31, 1998, 1997 and 1996 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's net operating loss carryforwards to mitigate such taxes. Foreign tax expense for the years ended December 31, 1998, 1997 and 1996 reflects estimates of withholding and remittance taxes.

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1998 and 1997 are as follows (in thousands):

                                                                                             1998         1997
                                                                                          -----------  -----------
Net operating loss carryforward.........................................................  $    67,887  $    65,261
Allowance for doubtful accounts.........................................................        2,912        3,842
Reserves for self-insurance.............................................................        8,512       10,464
Investment in equity investee...........................................................       28,425       28,425
Purchase of safe harbor lease investment................................................       (6,216)      (6,628)
Minimum tax credit (AMT) carryforward...................................................       13,036       13,036
Other reserves..........................................................................       11,422       10,604
Other...................................................................................       (2,432)        (117)
                                                                                          -----------  -----------
Subtotal before valuation allowance.....................................................      123,546      124,887
Valuation allowance.....................................................................     (123,546)    (124,887)
                                                                                          -----------  -----------
Deferred taxes..........................................................................  $   --       $   --
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED)
The net change in the total valuation allowance for the years ended December 31, 1998, 1997 and 1996 was a decrease of $1.3 million and increases of $23.4 million and $18.3 million, respectively.

The Company's income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense (benefit). The reasons for these differences are explained in the following table (in thousands):

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
Benefit based upon federal statutory rate of 35%..............................  $  (47,720) $  (47,645) $  (25,106)
Foreign taxes in excess of federal credit.....................................       1,257         914         414
Amortization of goodwill......................................................       6,340       1,729       1,492
Foreign operations............................................................      13,458       8,126       1,548
Change in valuation allowance.................................................      10,572      17,370      11,330
Equity in losses of Joint Ventures............................................       9,036       7,616      10,690
Minority interest of consolidated subsidiaries................................      (3,450)     (3,112)       (233)
Impact of alternative minimum tax.............................................       1,211       7,452      --
Other, net....................................................................       8,938       2,323         279
                                                                                ----------  ----------  ----------
Income tax expense (benefit)..................................................  $     (358) $   (5,227) $      414
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

At December 31, 1998 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $193.9 million and $13.0 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

The use by the Company of the pre-November 1, 1995 net operating loss carryforwards from the business combination consumated on November 1, 1995 reported by The Actava Group, Inc. ("Actava") and MITI ("the Pre-November 1 Losses") (and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Actava and MITI as the parent corporations) are subject to certain limitations as a result of the business combination, respectively.

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

The use of Pre-November 1 Losses of MITI is also separately limited by the income and gains recognized by the corporations that were members of the MITI affiliated groups. Under proposed Treasury regulations, such Pre-November 1 Losses of any such former members of such group, are usable on an aggregate basis to the extent of the income and gains of such former members of such group.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED

As a result of the November 1, 1995 business combination, the Company succeeded to approximately $92.2 million of Pre-November 1 Losses of the Actava Group. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. To the extent all of the Actava intangibles are eliminated, when the Pre-November 1 Losses are utilized they will reduce income tax expense.

12. EMPLOYEE BENEFIT PLANS

The Communications Group and Snapper have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. The Communications Group matches 50% of the amounts contributed by plan participants up to 6% of their compensation. Snapper's employer match is determined each year, and was 50% of the first 6% of compensation contributed by each participant for the years ended December 31, 1998 and 1997 and the period November 1, 1996 to December 31, 1996. Snapper has committed in 1999 to implement a defined contribution plan for all bargaining unit employees. This plan is similar to the non-bargaining defined contribution plan described above. The Company's contribution expense for the years ended December 31, 1998, 1997 and 1996 was $517,000, $527,000 and
$375,000, respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing amounts were approved by management for the years ended December 31, 1998, 1997 and 1996.

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

The net periodic pension cost and net periodic post-retirement benefit cost (income) for the years ended December 31, 1998 and 1997 amounts to $110,000 and ($21,000) and $61,000 and ($90,000), respectively. Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31, 1998 and 1997 were $7.5 million and $7.7 million and $6.7 million and $7.2 million, respectively. Accrued post-retirement benefit cost at December 31, 1998 and 1997 was $3.0 million and $3.0 million, respectively. Disclosures regarding the reconciliation of benefit obligations, fair value of plan assets and the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1998 and 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA

The business activities of the Company constitute three business segments (see note 1, Description of the Business) and are set forth in the following table (in thousands):

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS
  OF THE FORMER SOVIET UNION:
Revenues...................................................................  $    30,208  $    21,252  $    14,047
Direct operating costs.....................................................      (87,907)     (55,466)     (36,724)
Nonrecurring charges.......................................................      (40,317)     --           --
Depreciation and amortization..............................................      (10,625)      (7,183)      (6,382)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................     (108,641)     (41,397)     (29,059)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Equity in losses of unconsolidated investees...............................      (17,111)      (7,233)      (7,835)
Gain on sale of Protocall Ventures.........................................        5,527      --           --
Foreign currency loss......................................................         (137)        (770)        (255)
Minority interest..........................................................        1,527          561          666
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      194,864      227,679      189,979
Capital expenditures.......................................................  $     7,338  $     4,429  $     3,767
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
COMMUNICATIONS GROUP--CHINA:
Revenues...................................................................  $   --       $   --       $   --
Direct operating costs.....................................................      (11,278)     (15,305)      (2,708)
Depreciation and amortization..............................................       (3,226)      (2,566)         (21)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................      (14,504)     (17,871)      (2,729)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Equity in losses of unconsolidated investees...............................       (1,040)        (861)     --
Foreign currency gain......................................................      --                56      --
Minority interest..........................................................        8,331        8,332      --
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      139,726      118,758        5,026
Capital expenditures.......................................................  $       155  $       403  $        62
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
SNAPPER (1):
Revenues...................................................................  $   210,084  $   183,076  $    22,545
Direct operating costs.....................................................     (210,963)    (191,349)     (30,654)
Depreciation and amortization..............................................       (6,728)      (6,973)      (1,256)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................       (7,607)     (15,246)      (9,365)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      134,460      167,858      140,327
Capital expenditures.......................................................  $     3,907  $     5,619  $     1,252
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
OTHER:
Revenues...................................................................  $   --       $   --       $   --
Direct operating costs.....................................................          905       (5,549)      (9,355)
Depreciation and amortization..............................................           (9)         (12)         (18)
                                                                             -----------  -----------  -----------
  Operating income (loss)..................................................          896       (5,561)      (9,373)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end including discontinued operations and eliminations......  $   140,591  $   274,977  $   177,786
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
CONSOLIDATED:
Revenues...................................................................  $   240,292  $   204,328  $    36,592
Direct operating costs.....................................................     (309,243)    (267,669)     (79,441)
Nonrecurring charges.......................................................      (40,317)     --           --
Depreciation and amortization..............................................      (20,588)     (16,734)      (7,677)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................     (129,856)     (80,075)     (50,526)
Interest expense...........................................................      (16,331)     (20,922)     (19,090)
Interest income............................................................       12,746        9,840        5,308
Gain on sale of Protocall Ventures, net....................................        5,527      --           --
Equity in losses and writedown of unconsolidated investees.................      (18,151)     (53,150)      (7,835)
Foreign currency loss......................................................         (137)        (714)        (255)
Minority interest..........................................................        9,858        8,893          666
                                                                             -----------  -----------  -----------
  Loss before income tax benefit (expense).................................     (136,344)    (136,128)     (71,732)
Income tax benefit (expense)...............................................          358        5,227         (414)
                                                                             -----------  -----------  -----------
  Loss from continuing operations..........................................     (135,986)    (130,901)     (72,146)
Discontinued operations....................................................       12,316      234,036      (38,592)
Extraordinary items........................................................      --           (14,692)      (4,505)
                                                                             -----------  -----------  -----------
  Net income (loss)........................................................  $  (123,670) $    88,443  $  (115,243)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      609,641      789,272      513,118
Capital expenditures.......................................................  $    11,400  $    10,451  $     5,081
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

------------------------

(1) Represents Snapper's operations from November 1, 1996 to December 31, 1996 and for the years ended December 31, 1998 and 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA (CONTINUED)
Information about the Communications Group's operations in different geographic locations for 1998, 1997 and 1996 is as follows (in thousands):

                                                               1998                   1997                   1996
                                                       ---------------------  ---------------------  ---------------------
COUNTRY                                                  ASSETS    REVENUES     ASSETS    REVENUES     ASSETS    REVENUES
-----------------------------------------------------  ----------  ---------  ----------  ---------  ----------  ---------
Austria..............................................  $    1,049  $     802  $    6,710  $     179  $    1,696  $  --
Azerbaijan...........................................       5,172     --          --         --          --         --
Belarus..............................................       2,934     --           2,135     --           1,981     --
Czech Republic.......................................       3,527        912       2,986        220         283     --
Estonia..............................................       2,026      1,008       4,943        667       3,154     --
Georgia..............................................      24,412        180      18,911     --          11,043     --
Germany..............................................       4,941        114       5,038         36      --         --
Hungary..............................................       6,288      6,799       8,154      8,477      10,251      9,214
Indonesia............................................      --         --              20     --             235     --
Kazakhstan...........................................       7,162     --           6,840     --           3,274     --
Latvia...............................................      14,219        668      19,786     --          18,558     --
Lithuania............................................       2,141        610       2,375        296       1,557         69
Moldova..............................................       4,896     --           4,673     --           3,590     --
People's Republic of China...........................     139,726     --         118,758     --           5,026     --
Portugal.............................................      --         --           6,581        598      --         --
Romania..............................................       6,115      4,534       9,412      4,079       4,791      2,981
Russia...............................................      17,676      7,905       4,601      3,406       4,742         60
Ukraine..............................................       3,640         87      --         --          --         --
United Kingdom.......................................       1,568      3,492      11,463        543       9,435         52
United States (1)....................................      81,862      3,097     107,883      2,751     109,257      1,671
Uzbekistan...........................................       5,236     --           5,168     --           6,132     --
                                                       ----------  ---------  ----------  ---------  ----------  ---------
                                                       $  334,590  $  30,208  $  346,437  $  21,252  $  195,005  $  14,047
                                                       ----------  ---------  ----------  ---------  ----------  ---------
                                                       ----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) Includes goodwill of $54.5 million, $89.0 million and $87.0 million at December 31, 1998, 1997 and 1996, respectively.

The revenues and assets by the Communications Group's line of business operations are disclosed in notes 2 and 3.

All remaining assets and substantially all remaining revenue relate to operations in the United States.

14. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION

SHORT-TERM INVESTMENTS

Short-term investments consist of repurchase agreements, which have maturities of less than six months.

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at December 31, 1998 and 1997 was $2.2 million and $2.6 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)

INVENTORIES

Inventories consist of the following as of December 31, 1998 and 1997 (in thousands):

                                                                  1998       1997
                                                                ---------  ---------
Lawn and garden equipment:
  Raw materials...............................................  $   8,388  $  11,031
  Finished goods..............................................     55,488     84,523
                                                                ---------  ---------
                                                                   63,876     95,554
Less: LIFO reserve............................................      1,660      1,306
                                                                ---------  ---------
                                                                   62,216     94,248
                                                                ---------  ---------
Telecommunications:
  Pagers......................................................     --          1,083
  Telephony...................................................     --            425
  Cable.......................................................        561        680
                                                                ---------  ---------
                                                                      561      2,188
                                                                ---------  ---------
                                                                $  62,777  $  96,436
                                                                ---------  ---------
                                                                ---------  ---------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 consists of the following (in thousands):

                                                                  1998       1997
                                                               ----------  ---------
Land.........................................................  $    1,224  $     871
Buildings and improvements...................................       7,274      6,565
Machinery and equipment......................................      41,263     46,259
Leasehold improvements.......................................         967        840
                                                               ----------  ---------
                                                                   50,728     54,535
Less: Accumulated depreciation and amortization..............      14,661     10,525
                                                               ----------  ---------
                                                               $   36,067  $  44,010
                                                               ----------  ---------
                                                               ----------  ---------

INTANGIBLE ASSETS

Accumulated amortization at December 31, 1998 and 1997 was $22.4 million and $13.8 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED) ACCRUED EXPENSES

Accrued expenses at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                  1998       1997
                                                                ---------  ---------
Accrued salaries and wages....................................  $   4,812  $   4,737
Accrued taxes.................................................      3,309      2,842
Accrued interest..............................................      1,696      1,727
Self-insurance claims payable.................................     23,311     29,507
Accrued warranty costs........................................      4,420      4,293
Other.........................................................     25,781     30,243
                                                                ---------  ---------
                                                                $  63,329  $  73,349
                                                                ---------  ---------
                                                                ---------  ---------

SELF-INSURANCE CLAIMS PAYABLE

For the year ended December 31, 1998, the Company revised the estimated value of its self-insured workers' compensation and product liability claims based on its claims experience, which resulted in a reduction in the liability of $6.6 million at December 31, 1998.

RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

Research and development costs for the years ended December 31, 1998 and 1997 and the period November 1, 1996 to December 31, 1996 were $3.0 million, $3.8 million and $930,000, respectively. The Company's advertising costs for the years ended December 31, 1998, 1997, and 1996 were $24.9 million, $19.8 million and $4.5 million, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The accumulated other comprehensive income (loss) at December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                               FOREIGN                  ACCUMULATED
                                              CURRENCY      MINIMUM        OTHER
                                             TRANSLATION    PENSION    COMPREHENSIVE
                                             ADJUSTMENTS   LIABILITY   INCOME (LOSS)
                                             -----------  -----------  --------------
Balances, December 31, 1995................   $     583    $  --         $      583
Current-period change......................        (618)      --               (618)
                                             -----------  -----------       -------
Balances, December 31, 1996................         (35)      --                (35)
Current-period change......................      (2,526)        (805)        (3,331)
                                             -----------  -----------       -------
Balances, December 31, 1997................      (2,561)        (805)        (3,366)
Current-period change......................      (1,810)        (904)        (2,714)
                                             -----------  -----------       -------
Balances, December 31, 1998................   $  (4,371)   $  (1,709)    $   (6,080)
                                             -----------  -----------       -------
                                             -----------  -----------       -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)
TAX EFFECTS ALLOCATED TO EACH COMPONENT OF OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):

                                                 PRE-TAX   TAX (EXPENSE)  NET-OF-TAX
                                                 AMOUNT     OR BENEFIT      AMOUNT
                                                ---------  -------------  -----------
Year ended December 31, 1998:
Foreign currency translation adjustments......  $  (1,810)   $  --         $  (1,810)
Minimum pension liability.....................       (904)      --              (904)
                                                ---------       ------    -----------
Other comprehensive income....................  $  (2,714)   $  --         $  (2,714)
                                                ---------       ------    -----------
                                                ---------       ------    -----------
Year ended December 31, 1997:
Foreign currency translation adjustments......  $  (3,939)   $   1,378     $  (2,561)
Minimum pension liability.....................     (1,238)         433          (805)
                                                ---------       ------    -----------
Other comprehensive loss......................  $  (5,177)   $   1,811     $  (3,366)
                                                ---------       ------    -----------
                                                ---------       ------    -----------
Year ended December 31, 1996:
Foreign currency translation adjustments......  $    (951)   $     333     $    (618)
                                                ---------       ------    -----------
Other comprehensive income....................  $    (951)   $     333     $    (618)
                                                ---------       ------    -----------
                                                ---------       ------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                              1998       1997       1996
                                                            ---------  ---------  ---------
Cash paid during the year for:
Interest..................................................  $  16,482  $  22,434  $  15,545
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------
Taxes.....................................................  $   2,091  $  26,200  $  --
                                                            ---------  ---------  ---------
                                                            ---------  ---------  ---------

In connection with acquisition of Motion Picture Corporation of America in 1996, the Company issued debt of $1.2 million and restricted common stock valued at $3.2 million.

See note 7 regarding the consolidation of Snapper.

See note 3 regarding the acquisition of AAT.

Interest expense includes amortization of debt discount of $1.7 million and $2.6 million for the years ended December 31, 1997 and 1996, respectively.

15. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company is obligated under various operating and capital leases. Total rent expense amounted to $5.8 million, $4.7 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996,

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) respectively. Plant, property and equipment included capital leases of $2.4 million and related accumulated amortization of $873,000 and $548,000 at December 31, 1998 and 1997, respectively.

Minimum rental commitments under non-cancellable leases are set forth in the following table (in thousands):

                                                                             CAPITAL     OPERATING
YEAR                                                                         LEASES       LEASES
-------------------------------------------------------------------------  -----------  -----------
1999.....................................................................   $     773    $   4,547
2000.....................................................................         166        3,655
2001.....................................................................          23        2,409
2002.....................................................................          12        1,389
2003.....................................................................      --              766
Thereafter...............................................................      --              166
                                                                                -----   -----------
Total....................................................................         974    $  12,932
                                                                                        -----------
                                                                                        -----------
Less: amount representing interest.......................................          58
                                                                                -----
Present value of future minimum lease payments...........................   $     916
                                                                                -----
                                                                                -----

Certain of the Company's subsidiaries have employment contracts with various officers, with remaining terms of up to 3 years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1998 under such contracts is approximately $7.0 million.

The Company pays a management fee to Metromedia for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.5 million, $3.3 million and $1.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The management fee commitment for the year ended December 31, 1999 is $3.8 million.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1998, non-cancellable commitments under these agreements amounted to approximately $14.7 million.

Snapper has an agreement with a financial institution which makes available floor-plan financing to dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is non-recourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At December 31, 1998, there was approximately $96.4 million outstanding under this floor-plan financing arrangement. The Company guarantees the payment obligation of Snapper under this agreement.

CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union and China. These include potential risks

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) arising out of government policies, economic conditions, imposition of taxes or other similar charges by government bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties. Adverse economic conditions in the Russian Federation resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian Federation government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

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

If the economic and financial situation in Russian Federation and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. The Company expects such factors to affect its cable television, paging and radio broadcasting businesses in Russia and Belarus and certain other markets.

In addition, the Georgian Lari experienced significant devaluation from September 1998 to March 1999. This devaluation could negatively impact the conversion to U.S. dollars of cash flows generated in certain telephony and cable television Joint Ventures.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Certain countries, including China, have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

Current Chinese law and regulation prohibit foreign companies and foreign invested enterprises in which they participate from providing telehony services to customers in China and generally limit the role that foreign companies or their foreign invested enterprises may play in the telecommunications industry. As a result the Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the SSF venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service.

Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the SSF structure and associated service and consulting arrangements with China Unicom. There has been no official policy statement or new regulations as yet announced, and the Company has not received any official notice regarding new policy or regulation. The Communications Group is not now holding discussions regarding new projects in the Chinese telephony sector. The Company believes that no such discussions can be productive until more definitive information is available. In light of the current regulatory uncertainty, the Company is unable to estimate the impact such changes in policy or regulation, if any, would have on the Communications Group's Chinese Joint Ventures ability to generate significant revenue, cash flow or net income.

The foregoing factors relating to economic and financial conditions in the Russian Federation and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, have not had an effect on the Company's financial condition or results of operations as of and for the year ended December 31, 1998. As is noted above, the Company cannot yet predict the impact that such factors may have on its financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and the distributable cash flow generated by the telephony networks of China Unicom on a three month lag and therefore the impact of such factors, if any, are not yet fully reflected in the Company's results of operations.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) the next several years. Two of the licenses held by the Communications Group have expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. One of these licenses is for the Company's radio Joint Venture in Hungary. The Company has been informed that its bid in a competitive tender has been accepted and expects to receive a new license shortly. Certain other licenses held or used by the Communications Group will expire during 1999. The Communications Group expects the license fee to be approximately $8.0 million payable over 8 years in Hungarian Forints adjusted for inflation. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

The Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals.

The Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., ("AIG") which requires AIG to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG to 17.1% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from AIG in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group has provided AIG the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by AIG's percentage ownership interest.

CREDIT CONCENTRATIONS

The Communications Group's trade receivables do not represent significant concentrations of credit risk at December 31, 1998, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

No single customer represents a significant concentration of credit risk for Snapper at December 31, 1998 and 1997.

FINANCIAL GUARANTEES

In connection with MCC's investments in the Sichuan JV and the Chongqing JV, the Joint Ventures entered into a loan for the initial phase ("Phase 1 Loan") with Nortel for $20.0 million to finance the purchase of Nortel equipment for the Sichuan Province and City of Chongqing initial phase project with China Unicom ("Phase 1 Project"). The Company secured the Phase 1 Loan repayment with a $20.0 million letter of credit. Pursuant to an agreement executed among Nortel, Sichuan JV, Chongqing JV and China Unicom in December 1998, other than outstanding equipment and interest of $3.3 million, payable in September 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreement between Nortel and the Joint Ventures was terminated. The $20.0 million letter of credit associated with the loan agreement was reduced to $3.3 million and Nortel has the right to draw on the $3.3 million in September 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
In addition, the Company has guaranteed certain indebtness of one of the Company's cellular telecommunications Joint Ventures. The total guarantee is for $25.0 million of which $19.8 million has been borrowed at December 31, 1998.

As part of the financing of a Joint Venture, the Company and its Joint Venture partner provided a 5% equity interest to the lender. The lender can put back the equity interest to the Company and its Joint Venture partner at certain dates in the future at an amount not to exceed $6.0 million. In addition, in connection with the financing, MITI and its Joint Venture partner agreed to provide an additional $7.0 million in funding to the Joint Venture.

In January 1998, the Communications Group entered into a loan agreement with DSC Finance Corporation ("DSC") pursuant to which DSC agreed to finance 50% of the equipment it provides to the Communications Group up to $35.0 million. In June 1998, the Company agreed to guarantee the Communications Group's obligation to repay DSC under such loan agreement.

SELF-INSURANCE LIABILITIES

At December 31, 1998 the Company had $17.8 million of outstanding letters of credit which principally collateralize certain liabilities under the Company's self-insurance program.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings, except as disclosed in note 8, will not have a material effect on the Company's consolidated financial position and results of operations.

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1998 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1998. As of December 31, 1998, the Company had a remaining reserve of approximately $2.2 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama (the "Opelika Property"). The Opelika Property was formerly owned by Diversified Products Corporation ("DP"), a former subsidiary of the Company, and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM. DP previously used the Opelika Property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, DP discontinued the manufacture of exercise weights and no longer needed to use the Opelika Property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika Property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the sale, the Company and RDM entered into an Environmental Indemnity Agreement (the "Indemnity Agreement") under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika Property. The Company's obligations under the Indemnity Agreement with respect to the Opelika Property are not limited. The Indemnity Agreement does not cover environmental liabilities relating to any property now or previously owned by DP except for the Opelika Property. On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") advised the Company that the Opelika Property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM required the Company to present for ADEM's approval a written environmental remediation plan for the Opelika Property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika Property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to ADEM that the work was successfully completed. The Company has proposed to ADEM an accelerated ground water monitoring schedule. If ADEM responds favorably, the Company anticipates closure of this site in 1999. The Company believes its reserve of $100,000 will be adequate to cover any further costs.

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                                  FIRST QUARTER OF              SECOND QUARTER OF
                                                              ------------------------       -----------------------
                                                                1998        1997(A)(B)         1998         1997(B)
                                                              ---------     ----------       ---------     ---------
Revenues....................................................  $  60,219      $ 58,975        $  74,239     $  52,000
Operating loss..............................................    (17,046)      (10,164)         (22,969)      (17,059)
Equity in losses of unconsolidated investees................     (5,500)         (740)          (2,145)      (24,364)(f)
Loss from continuing operations attributable to common
  stockholders..............................................    (26,715)(e)   (13,505)         (25,941)(e)   (45,958)
Income (loss) from discontinued operations..................     --            (8,753)(c)(d)     5,267(d)    (25,914)(c)(d)
Loss from extraordinary items...............................     --            --               --            (1,094)(f)
Net loss attributable to common stockholders................    (26,715)      (22,258)         (20,674)      (72,966)
Income (loss) per common share--Basic:......................
  Continuing operations.....................................  $   (0.39)     $  (0.21)       $   (0.38)    $   (0.69)
  Discontinued operations...................................  $  --          $  (0.13)       $    0.08     $   (0.39)
  Extraordinary items.......................................  $  --          $ --            $  --         $   (0.02)
  Net loss..................................................  $   (0.39)     $  (0.34)       $   (0.30)    $   (1.10)

                                                                    THIRD QUARTER OF              FOURTH QUARTER OF
                                                                ------------------------       -----------------------
                                                                  1998           1997            1998          1997
                                                                ---------     ----------       ---------     ---------
Revenues....................................................    $  55,052      $ 36,545        $  50,782     $  56,808
Operating loss..............................................      (26,004)      (20,803)         (63,837)(i)   (32,049)
Equity in losses of unconsolidated investees................       (1,293)      (23,959)(g)       (9,213)(i)    (4,087)
Loss from continuing operations attributable to common
  stockholders..............................................      (23,101)(e)   (31,863)(e)      (75,237)(e)   (43,911)(e)
Income (loss) from discontinued operations..................       --           269,072(c)(d)      7,049(c)       (369)(d)
Loss from extraordinary items...............................       --           (13,598)(h)       --            --
Net income (loss) attributable to common stockholders.......      (23,101)      223,611          (68,188)      (44,280)
Income (loss) per common share--Basic:
  Continuing operations.....................................    $   (0.33)     $  (0.48)       $   (1.09)    $   (0.64)
  Discontinued operations...................................    $  --          $   4.01        $    0.10     $   (0.01)
  Extraordinary items.......................................    $  --          $  (0.20)       $  --         $  --
  Net income (loss).........................................    $   (0.33)     $   3.33        $   (0.99)    $   (0.65)

------------------------------

(a) Revenues, operating loss and interest income (expense), net, have been restated to reflect the Entertainment Group Sale.

(b) Revenues, operating loss and interest income (expense), net, have been restated to reflect Landmark as a discontinued operation.

(c) On July 10, 1997, the Company consummated the Entertainment Group Sale resulting in a gain of $266.3 million, net of taxes. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of the Entertainment Group as a discontinued segment. In 1998, the Company received refunds of tax payments of $8.7 million made by the Entertainment Group in prior years.

(d) The Company completed the Landmark Sale on April 16, 1998, resulting in a gain of $5.3 million, net of taxes. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of Landmark as a discontinued segment.

(e) Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% Cumulative Convertible Preferred Stock issued on September 16, 1997.

(f) Includes the equity in losses of and writedown of investment in RDM of $25.1 million and the equity in early extinguishment of debt of RDM.

(g) Includes equity in losses of RDM of $19.9 million.

(h) In connection with the Entertainment Group Sale, the Company repaid all of its outstanding debentures and expensed the unamortized discounts associated with the debentures.

(i) The Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to Joint Ventures and wrote down paging inventory. The total non-cash, nonrecurring charge and writedown was $49.9 million.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Revenues...................................................................  $   --       $   --       $   --
Cost and expenses:
  Selling, general and administrative......................................         (905)       5,549        9,355
  Depreciation and amortization............................................            9           12           18
                                                                             -----------  -----------  -----------
Operating income (loss)....................................................          896       (5,561)      (9,373)
Interest income (expense), net.............................................       14,926        2,156      (13,313)
Equity in losses of subsidiaries...........................................     (153,423)     (88,581)     (49,460)
Equity in losses of and writedown of investment in RDM Sports Group,
  Inc......................................................................      --           (45,056)     --
Income tax benefit.........................................................        1,615        6,141      --
                                                                             -----------  -----------  -----------
Loss from continuing operations............................................     (135,986)    (130,901)     (72,146)
Discontinued operations:
  Gain on disposal and (loss) on asset held for sale.......................       12,316      266,294      (16,305)
  Equity in losses of discontinued operations..............................      --           (32,258)     (22,287)
                                                                             -----------  -----------  -----------
Income (loss) before extraordinary items...................................     (123,670)     103,135     (110,738)
Extraordinary item:
  Loss and equity in on early extinguishment of debt.......................      --           (14,692)      (4,505)
                                                                             -----------  -----------  -----------
Net income (loss)..........................................................     (123,670)      88,443     (115,243)
Cumulative convertible preferred stock dividend requirement................      (15,008)      (4,336)     --
                                                                             -----------  -----------  -----------
Net income (loss) attributable to common stockholders......................  $  (138,678) $    84,107  $  (115,243)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Weighted average number of common shares--Basic............................       68,955       66,961       54,293
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Income (loss) per common share--Basic:
  Continuing operations....................................................  $     (2.19) $     (2.02) $     (1.33)
  Discontinued operations..................................................  $      0.18  $      3.50  $     (0.71)
  Extraordinary items......................................................  $   --       $     (0.22) $     (0.08)
  Net income (loss)........................................................  $     (2.01) $      1.26  $     (2.12)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

     The accompanying notes are an integral part of the condensed financial information.
           See notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
ASSETS:
Current assets:
  Cash and cash equivalents                                                             $  128,219    $  121,892
  Short-term investments                                                                    --           100,000
  Other assets                                                                              11,384         2,631
                                                                                       ------------  ------------
  Total current assets                                                                     139,603       224,523

Net assets of discontinued operations                                                       --            48,531
Investment in and receivables from subsidiaries                                            325,719       338,846
Other assets                                                                                   989         1,923
                                                                                       ------------  ------------
  Total assets                                                                          $  466,311    $  613,823
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                      $    2,728    $    2,039
  Accrued expenses                                                                          37,804        49,443
  Current portion of long term-debt                                                         --               420
                                                                                       ------------  ------------
  Total current liabilities                                                                 40,532        51,902

Long-term debt                                                                              --               990
Other long term liabilities                                                                    239           249
                                                                                       ------------  ------------
  Total liabilities                                                                         40,771        53,141
                                                                                       ------------  ------------

Stockholders' equity
  Preferred stock                                                                          207,000       207,000
  Common stock                                                                              69,119        68,391
  Paid-in surplus                                                                        1,012,794     1,007,272
  Accumulated deficit                                                                     (857,293)     (718,615)
  Accumulated other comprehensive loss                                                      (6,080)       (3,366)
                                                                                       ------------  ------------
  Total stockholders' equity                                                               425,540       560,682
                                                                                       ------------  ------------
  Total liabilities and stockholder equity                                              $  466,311    $  613,823
                                                                                       ------------  ------------
                                                                                       ------------  ------------

     The accompanying notes are an integral part of the condensed financial information.
           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
Operating activities:
  Net income (loss).........................................................  $  (123,670) $   88,443  $  (115,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    (Gain) on disposal and loss on assets held for sale.....................      (12,316)   (266,294)      16,305
    Equity in losses from discontinued operations...........................      --           32,258       22,287
    Loss and equity in loss on early extinguishment of debt.................      --           14,692        4,505
    Equity in losses and writedown of investment in RDM Sports Group,
      Inc...................................................................      --           45,056      --
    Equity in losses of subsidiaries........................................      153,423      88,581       49,460
    Changes in cumulative translation adjustment of subsidiaries............       (1,810)     (2,526)        (618)
    Other...................................................................       (6,556)      1,711        2,607
Changes in operating assets and liabilities:
    (Increase) decreases in other current assets............................          (89)        134          245
    Decrease in other assets................................................          934         619        1,983
    Increase (decrease) in accounts payable, accrued expenses and other
      liabilities...........................................................      (10,423)    (41,804)      (7,651)
                                                                              -----------  ----------  -----------
      Cash used in operating activities.....................................         (507)    (39,130)     (26,120)
                                                                              -----------  ----------  -----------
Investing activities:
    Net proceeds from sale of discontinued operations.......................       57,298     276,607      --
    Investment in RDM Sports Group, Inc.....................................      --          (15,000)     --
    Distributions from subsidiaries.........................................       14,533      --            5,400
    Purchase of short-term investments......................................      --         (100,000)     --
    Proceeds from sale of short-term investments............................      100,000      --            5,366
    Other investing activities, net.........................................      --           --              819
                                                                              -----------  ----------  -----------
      Cash provided by investing activities.................................      171,831     161,607       11,585
                                                                              -----------  ----------  -----------
Financing activities:
    Payment of revolving term loan..........................................      --           --          (28,754)
    Payments on notes and subordinated debt.................................       (1,410)   (156,524)      (7,656)
    Proceeds from issuance of stock.........................................        5,347     217,595      191,576
    Preferred stock dividends paid..........................................      (15,008)     (3,709)     --
    Due from subsidiary.....................................................     (153,926)   (143,221)     (66,128)
    Due to (from) discontinued operations...................................      --            1,419       (7,130)
                                                                              -----------  ----------  -----------
      Cash provided by (used in) financing activities.......................     (164,997)    (84,440)      81,908
                                                                              -----------  ----------  -----------
    Net increase (decrease) in cash and cash equivalents....................        6,327      38,037       67,373
    Cash and cash equivalents at beginning of year..........................      121,892      83,855       16,482
                                                                              -----------  ----------  -----------
    Cash and cash equivalents at end of year................................  $   128,219  $  121,892  $    83,855
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

     The accompanying notes are an integral part of the condensed financial information.

           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                       DECEMBER 31, 1998, 1997, AND 1996

(A) The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 1998, 1997 and 1996 and the equity in losses of subsidiaries and discountinued operations for the years ended December 31, 1998, 1997, and 1996.

(B) There are no principal repayments of the Registrant's borrowings under debt agreements and other debt outstanding at December 31, 1998.

   For additional information regarding the Registrant's and subsidiaries' borrowings under debt agreements and other debt, see note 4 to the "Notes to Consolidated Financial Statements."

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      METROMEDIA INTERNATIONAL GROUP, INC.
   ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC. (DEDUCTED FROM CURRENT RECEIVABLES)
                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO
                                                       BEGINNING    COSTS AND     OTHER    DEDUCTION/    BALANCE AT
                                                       OF PERIOD    EXPENSES     CHARGES   WRITE-OFFS   END OF PERIOD
                                                      -----------  -----------  ---------  -----------  -------------
Year ended December 31, 1998........................   $   2,576    $   2,300   $  --       $  (2,685)    $   2,191
                                                      -----------  -----------  ---------  -----------       ------
                                                      -----------  -----------  ---------  -----------       ------
Year ended December 31, 1997........................   $   1,691    $   1,675   $  --       $    (790)    $   2,576
                                                      -----------  -----------  ---------  -----------       ------
                                                      -----------  -----------  ---------  -----------       ------
Year ended December 31, 1996........................   $     313    $   1,378   $  --       $  --         $   1,691
                                                      -----------  -----------  ---------  -----------       ------
                                                      -----------  -----------  ---------  -----------       ------

                                 EXHIBIT INDEX

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------

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

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------
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
               Debentures due August 4, 2002, between The
               Actava Group Inc. and Chemical Bank, as Trustee.

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------
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

      10.15    Employment Agreement between The Actava Group     Current Report on Form 8-K dated April 19, 1994,
               Inc. and John D. Phillips dated April 19, 1994.   Exhibit 10.15

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------
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

      10.41    Metromedia International Telecommunications,      Quarterly Report on Form 10-Q for the quarter
               Inc. 1994 Stock Plan                              ended March 31, 1996, Exhibit 10.41

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------
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

      10.44    The Samuel Goldwyn Company Stock Awards Plan, as  Registration Statement on Form S-8 (Registration
               amended                                           No. 333-6453), Exhibit 10.44

      10.45    Loan and Security Agreement, dated November 11,   Quarterly Report on Form 10-Q for the quarter
               1998 among Snapper, Inc. the lenders named        ended September 30, 1998, Exhibit 10
               therein and Fleet Capital Corporation, as agent.

     10.46*    Limited Guaranty Agreement dated November 11,
               1998 by Metromedia International Group, Inc. in favor of Fleet Capital Corporation.

      10.47    Amendment No. 1 to License Agreement dated June   Annual Report on Form 10-K for the year ended
               13, 1996 between Metromedia Company and           December 31, 1996, Exhibit 10.46
               Metromedia International Group, Inc.

      10.48    Amendment No. 1 to Management Agreement dated as  Annual Report on Form 10-K for the year ended
               of January 1, 1997 between Metromedia Company     December 31, 1996, Exhibit 10.47
               and Metromedia International Group, Inc.

      10.49    Amended and Restated Agreement and Plan of        Annual Report on Form 10-K for the year ended
               Merger, dated as of May 17, 1996 between          December 31, 1996, Exhibit 10.48
               Metromedia International Group, Inc., MPCA
               Merger Corp. and Bradley Krevoy and Steven
               Stabler and Motion Picture Corporation of
               America

      10.50    Asset Purchase Agreement dated as of December     Annual Report on Form 10-K for the year ended
               17, 1997                                          December 31, 1997, Exhibit 10.51

        11*    Statement of computation of earnings per share.

        12*    Ratio of earnings to fixed charges

         16    Letter from Ernst & Young to the Securities and   Current Report on Form 8-K dated November 1,
               Exchange Commission.                              1995

         21    List of subsidiaries of Metromedia International  Annual Report on Form 10-K for the year ended
               Group, Inc.                                       December 31, 1996, Exhibit 21

 DESIGNATION                                                        EXHIBITS INCORPORATED HEREIN BY REFERENCE
     OF                                                          ------------------------------------------------
 EXHIBIT IN                                                                DOCUMENT WITH WHICH EXHIBIT
    THIS                                                                    WAS PREVIOUSLY FILED WITH
  FORM 10-K                DESCRIPTION OF EXHIBITS                                  COMMISSION
-------------  ------------------------------------------------  ------------------------------------------------
        23*    Consent of KPMG regarding Metromedia
               International Group, Inc.

        27*    Financial Data Schedule

------------------------

*   Filed herewith