Form 10-K/A
period 1998-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-04-27
CIK 39547

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

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

The registrant hereby amends Part III of its Annual Report on Form 10-K for the year ended December 31, 1998 to include Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company and their respective ages and positions are as follows:

NAME                       AGE                              POSITION
-----------------------  -------  ------------------------------------------------------------
John W. Kluge              84     Chairman of the Board of Directors
Stuart Subotnick           57     Vice Chairman of the Board of Directors, President and Chief
                                  Executive Officer
Silvia Kessel              48     Executive Vice President, Chief Financial Officer, Treasurer
                                  and Director
Arnold L. Wadler           55     Executive Vice President, General Counsel, Secretary and
                                  Director
Robert A. Maresca          64     Senior Vice President
Vincent D. Sasso, Jr.      40     Vice President
John P. Imlay, Jr.         62     Director
Clark A. Johnson           67     Director
Carl E. Sanders            73     Director
Richard J. Sherwin         55     Director
Leonard White              59     Director

The following is a biographical summary of the experience of the executive officers and directors of the Company.

MR. KLUGE has served as Chairman of the Board of Directors of the Company since November 1, 1995. Chairman of the Board and a director of Orion Pictures Corporation from 1992 until July 1997. Chairman and President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Director of Metromedia Fiber Network, Inc., Conair Corporation and Occidental Petroleum Corporation. Mr. Kluge is Chairman of the Executive Committee and a member of the Nominating Committee.

MR. SUBOTNICK has served as President and Chief Executive Officer of the Company since December 4, 1996 and Vice Chairman of the Board of Directors of the Company since November 1, 1995. Vice Chairman of the Board and a director of Orion Pictures Corporation from 1992 until July 1997, Executive Vice President of Metromedia and its predecessor-in-interest, Metromedia, Inc. for over five years. Director of Metromedia Fiber Network, Inc. and Carnival Cruise Lines, Inc., and Chairman of Big City Radio, Inc. Mr. Subotnick is a member of the Executive Committee.

MS. KESSEL has served as Executive Vice President, Chief Financial Officer and Treasurer of the Company since August 29, 1996 and Senior Vice President, Chief Financial Officer and Treasurer and Director of the Company since November 1, 1995. Executive Vice President and a director of Orion Pictures Corporation from January 1993 until June 1997. Senior Vice President of Metromedia since January 1994. President of Kluge & Company for over five years. Director and Executive Vice President of Metromedia Fiber Network, Inc. and Big City Radio, Inc. Ms. Kessel is a member of the Nominating Committee.

MR. WADLER has served as Executive Vice President, General Counsel and Secretary of the Company since August 29, 1996 and Senior Vice President, General Counsel, Secretary and Director of the Company since November 1, 1995. Senior Vice President, Secretary and General Counsel of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Director, Executive Vice President, General Counsel and Secretary of Metromedia Fiber Network, Inc. and Big City Radio, Inc. Director of Orion Pictures Corporation from 1992 until July 1997. Mr. Wadler is Chairman of the Nominating Committee.

MR. MARESCA has served as a Senior Vice President of the Company since November 1, 1995 and has served as a Senior Vice President-Finance of Metromedia for over five years.

MR. SASSO has served as the Company's Vice President of Financial Reporting since July 1996. Prior to that time, Mr. Sasso served in a number of positions at KPMG LLP from November 1984 to June 1996, including partner from July 1994 to June 1996.

MR. IMLAY has served as a Director of the Company since 1993. Served from 1990 until December 1996 as Chairman of Dun & Bradstreet Software Services, Inc., an application software company located in Atlanta, Georgia. Mr. Imlay is the former Chairman of Management Science America, a mainframe applications software company. Management Science America was acquired by Dun & Bradstreet Software Services, Inc. in 1990. Mr. Imlay is also a director of the Atlanta Falcons, a National Football League team, IMS Health, Inc., World Access, Inc. and The Gartner Group. Mr. Imlay is a member of the Audit Committee and the Compensation Committee.

MR. JOHNSON has served as a Director of the Company since 1990. Served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, from August 1988 until his retirement in February 1999. Mr. Johnson is a director of Albertson's, Inc., Anacomp, Inc., Heritage Media Corporation, InterTAN, Inc. and Pier 1 Imports, Inc. Mr. Johnson is a member of the Compensation and Audit Committees.

MR. SANDERS has served as a Director of the Company since 1967. Engaged in the private practice of law as Chairman of Troutman Sanders, a law firm located in Atlanta, Georgia. Director of the Company since 1967, except for a one-year period from April 1970 to April 1971. Former Governor of the State of Georgia and a director of Carmike Cinemas, Inc., Norrell Corporation, Healthdyne, Inc. and World Access, Inc. Gov. Sanders is Chairman of the Compensation Committee.

MR. SHERWIN has served as a Director of the Company since 1995. Has served as Co-President and director of Metromedia International Telecommunications, Inc. and its predecessor companies for over five years. Prior to that, Mr. Sherwin served as the Chief Operating Officer of Graphic Scanning Corp., a paging and wireless telecommunications company.

MR. WHITE has served as a Director of the Company since 1995. Serves as President and Chief Executive Officer of Rigel Enterprises, Inc. a management and private investment firm, since July 1997. Served as President and Chief Executive Officer of Orion Pictures Corporation from March 1992 until July 1997 and Metromedia Entertainment Group from 1995 until July 1997. Chairman of the Board and Chief Executive Officer of Orion Home Entertainment Corporation, a subsidiary of Orion ("OHEC"), from March 1991 until March 1992. President and Chief Operating Officer of Orion Home Video division of OHEC from March 1987 until March 1991. Mr. White is a Director of Metromedia Fiber Network, Inc., Big City Radio, Inc. and American Film Technologies., Inc. Mr. White is Chairman of the Audit Committee and a member of the Compensation Committee.

The Board of Directors of the Company, which presently consists of nine members, is divided into three classes. The Class I Directors were elected for a term expiring at the 1999 annual meeting of stockholders. The Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2000, and the Class III Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2001. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of the stockholders of the Company, the successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. The Class I Directors, whose term expires at the annual meeting of stockholders to be held in 1999, are John W. Kluge, Stuart Subotnick and John P. Imlay, Jr. The Class II Directors, whose term expires at the annual meeting of stockholders to be held in 2000, are Richard J. Sherwin and Leonard White. The Class III Directors, whose term expires at the annual meeting of stockholders to be held in 2001, are Silvia Kessel, Carl E. Sanders, Arnold L. Wadler and Clark A. Johnson.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the outstanding Common Stock, to file with the Commission and the AMEX initial reports of ownership and reports of changes in ownership of the Common Stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The Company's Chief Executive Officer and its other most highly compensated executive officers are employed and paid by Metromedia Company, and Metromedia Company provides the services of such executive officers to the Company pursuant to the Management Agreement (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS MMG's Relationship with Metromedia Company"). A portion of such management fee has been allocated by the Company to the payment of the salaries of the Company's Chief Executive Officer and the Company's executive officers based upon the services provided to the Company by such officers on behalf of Metromedia Company.

                           SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer (the "Named Executive Officers") for services rendered to the Company and its subsidiaries during the years ended December 31, 1998, 1997, and 1996. Messrs. Subotnick, Wadler, Maresca, Sasso and Ms. Kessel were employed and paid by Metromedia Company and amounts shown below with respect to each of them reflect the portion of their compensation paid by the Company to Metromedia Company in respect of such executive's services to the Company, pursuant to the Management Agreement. The compensation expensed by the Company and paid to Metromedia Company pursuant to the Management Agreement includes payment for salary only and does not include any payment relating to bonus or other compensation. No other amounts were paid by the Company to such Named Executive Officers during 1998.

                                             ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                             -------------------                            ----------------------
                                                                                                         AWARDS
                                                                                                        NUMBER OF
             NAME AND                                                              OTHER                SECURITIES       ALL OTHER
            PRINCIPAL                                                              ANNUAL               UNDERLYING        COMPENS.
             POSITION               YEAR        SALARY($)       BONUS($)       COMPENSATION($)        STOCK OPTIONS         ($)
             --------               ----        ---------       --------       ---------------        -------------         ---
Stuart Subotnick................      1998      $765,000            _                 _                     _                _
President and Chief Executive         1997      $750,000            _                 _                 1,050,000            _
Officer                               1996      $ 55,328(1)         _                 _                     _                _

Silvia Kessel...................      1998      $382,500            _                 _                     _                _
Executive Vice President and          1997      $375,000            _                 _                  250,000             _
Chief Financial Officer and           1996      $350,000            _                 _                     _                _
Treasurer

Arnold L. Wadler................      1998      $382,500            _                 _                     _                _
Executive Vice President, General     1997      $375,000            _                 _                  250,000             _
Counsel and Secretary                 1996      $350,000            _                 _                     _                _

Robert A. Maresca...............      1998      $220,000            _                 _                     _                _
Senior Vice President and Chief       1997      $220,000            _                 _                   75,000             _
Accounting Officer                    1996      $200,000            _                 _                     _                _

Vincent D. Sasso, Jr............      1998      $180,000            _                 _                     _                _
Vice President of Financial           1997      $175,000            _                 _                   75,000             _
Reporting                             1996      $ 75,000(2)         _                 _                     _                _

-----------

(1) Mr. Subotnick was appointed President and Chief Executive Officer of MMG on December 4, 1996. The amounts shown for Mr. Subotnick reflect the portion of the payment made by MMG to Metromedia Company for the period December 4, 1996 through December 31, 1996.

(2) Mr. Sasso was appointed Vice President of Financial Reporting in July of 1996. The amount shown for Mr. Sasso reflects the portion of the payment made by MMG to Metromedia Company from such period through December 31, 1996.

                   AGGREGATED OPTION AND SAR EXERCISES IN 1998
                    AND FISCAL YEAR-END OPTION AND SAR VALUES

The following table sets forth information concerning the exercise of options or SARs by the Named Executive Officers during 1998 and the number of unexercised options and SARs held by such officers at the end of 1998.

                          FISCAL YEAR END VALUE $5.438

                                                   VALUE REALIZED
                                                      (MARKET              NUMBER OF SECURITIES
                                    SHARES            PRICE AT             UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                   ACQUIRED        EXERCISE LESS               OPTIONS/SAR'S              IN THE MONEY OPTIONS/SARS
NAME                             ON EXERCISE      EXERCISE PRICE)          AT FISCAL YEAR END (#)          AT FISCAL YEAR END ($)
----                             -----------      ---------------          ----------------------          ----------------------
                                                                          EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE

Stuart Subotnick.............         0                  0              430,000               620,000           0             0
Arnold L. Wadler.............         0                  0              150,000               100,000           0             0
Silvia Kessel................         0                  0              150,000               100,000           0             0
Robert A. Maresca............         0                  0               45,000                30,000           0             0
Vincent D. Sasso, Jr.........         0                  0               30,000                45,000           0             0

                         TEN-YEAR OPTION/SAR REPRICINGS

The following table sets forth information concerning the repricing of stock options held by any executive officer during the last ten years.

                                             NUMBER OF
                                             SECURITIES       MARKET PRICE OF                                          LENGTH OF
                                             UNDERLYING      STOCK AT TIME OF     EXERCISE PRICE                    ORIGINAL OPTION
                                           OPTIONS/SAR'S       REPRICING OR    AT TIME OF REPRICING   NEW EXERCISE  TERMINATION AT
NAME                                    REPRICED OR AMENDED      AMENDMENT         OR AMENDMENT          PRICE(1)       DATE OF
                                 DATE           ($)                 ($)                ($)                ($)          REPRICING
                                 ----           ---                 ---                ---                ---          ---------
Stuart Subotnick..............   3/26/97       50,000             $9.3125             $12.75             $9.31      8years/10months
President and Chief Executive
Officer
Arnold L. Wadler..............   3/26/97      250,000             $9.3125             $12.75             $9.31      8years/10months
Executive Vice President,
General Counsel and Secretary
Silvia Kessel.................   3/26/97      250,000             $9.3125             $12.75             $9.31      8years/10months
Executive Vice President,
Chief Financial Officer and
Treasurer
Robert A. Maresca.............   3/26/97       75,000             $9.3125             $12.75             $9.31      8years/10months
Senior Vice President and
Chief Accounting Officer

-----------

(1) At the time of repricing 40% of the options were vested, the remaining 60% vest ratably over a three year period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors (the "Compensation Committee") consists of Gov. Sanders and Messrs. Imlay, Johnson and White. The Compensation Committee is comprised entirely of independent directors and is responsible for developing and making recommendations to the Board with respect to MMG's executive compensation policies.

COMPENSATION COMMITTEE REPORT ON COMPENSATION

The following report of the Compensation Committee discusses MMG's executive compensation policies generally and, specifically, the relationship of MMG's performance in 1998 to the compensation of MMG of its executive officers:

         The Company's executive officers are employed and paid by Metromedia Company, and Metromedia Company provides the services of such executive officers to MMG pursuant to the Management Agreement. For the year ended December 31, 1998, the Company paid Metromedia Company a management fee of $3.5 million pursuant to the Management Agreement. A portion of such management fee has been allocated by the Company to the payment of the salaries of certain of the Company's executive officers based upon the services provided to the Company by such officers on behalf of Metromedia Company.

         BACKGROUND. In general, the Compensation Committee seeks to link the compensation allocable to the services provided by each executive officer to the performance of MMG and to the management fee payable pursuant to the Management Agreement. In addition, the members of the Compensation Committee constitute all of the members of the Company's Board of Directors who are not affiliated with Metromedia Company, and such members are therefore the directors whose approval is required to authorize the management fee under the Management Agreement. Within these parameters, the executive compensation program attempts to provide an overall level of executive compensation, as a component of the management fee, that is competitive with companies of comparable size, similar market and operating characteristics and similar prospects.

         During 1996, the Compensation Committee reviewed total officer compensation against a market comparison group of 12 companies in the communications industry (the "1996 Comparison Group") to assess the competitiveness of the compensation of MMG's executive officers. During 1997, the Compensation Committee reviewed chief executive officer and chairman compensation against a market comparison group of 11 companies in the communications industry (the "1997 Comparison Group") to assess further the competitiveness of the compensation of MMG's chief executive officer.

         In such reviews, the Compensation Committee considered MMG's executive compensation in view of the Company's size, the number of operating units, and the role and responsibilities of MMG's executive officers. In comparing the compensation of its executives with that of executives of companies in the two Comparison Groups, the Compensation Committee considered the competitiveness of the amounts of the management fee allocated to salaries of the Company's executive officers, assuming that such amounts were paid directly to such officers, and recognized the fact that such officers performed duties for Metromedia Company in addition to their duties for MMG, and received additional compensation therefor. The Compensation Committee also considered the differences between the business of the Company and the businesses of the members of the Comparison Groups.

         The companies included in the NASDAQ Telecommunications Index for purposes of analyzing the performance of MMG's Common Stock during 1998 (see "Performance Graph" below) are not identical to the 12 companies in the 1996 Comparison Group or the 11 companies in the 1997 Comparison Group. Nevertheless, MMG believes that the cross-section of companies included in the NASDAQ Telecommunications Index and the two Comparison Groups are sufficiently similar and provide a reasonable basis for the Compensation Committee to develop justified compensation policies and for an investor to evaluate the performance of MMG's Common Stock.

         STOCK OPTIONS. The Compensation Committee believes that the grant of stock options will motivate executives to create long-term growth in shareholder value. Pursuant to the Company's 1996 Stock Option Plan (the "Stock Option Plan"), options are granted at the discretion of the Compensation Committee, usually annually. The number of option shares covered by such grants is determined based upon assessment of the individual's performance. The Compensation Committee considers the recommendation of and relies on information provided by the Chief Executive Officer in determining the number of option shares to be granted to the non-CEO executive officers. The Compensation Committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because value is created in the options only as the Company's stock price increases after the option is granted.

         In March 1997 the Compensation Committee reviewed certain options previously granted to employees of the Company and the market price of the Company's common stock during the past year. The Committee recognized that options issued by the Company are utilized as compensation and to provide incentives to improve Company performance and thereby positively influence the market price for the Company's common stock for the benefit of all shareholders. The Committee determined that the market price had declined despite the Company's significant accomplishments, that certain options previously granted under the Stock Option Plan were at exercise prices significantly in excess of the then current market prices of the Company's common stock, and that these outstanding stock options, if left in place, would not achieve the underlying objectives discussed above.

         Accordingly, on March 26, 1997, replacement stock options were granted to replace certain previously issued stock options under such plan. The replacement options did not involve the grant of any options covering additional shares. The replacement options were granted at an exercise price of $9.31 per share, the fair market value per share of shares of the Company's common stock on such date. No other option repricing or exchange has occurred in the past ten years.

         CHIEF EXECUTIVE OFFICER COMPENSATION. The Summary Compensation Table sets forth amounts of the management fee paid during 1998 to Metromedia Company and attributable to compensation of Stuart Subotnick, MMG's President and Chief Executive Officer, by the Company. The amount of the management fee allocable to Mr. Subotnick's base salary was established in December 1996 upon the resignation of the former Chief Executive Officer of the Company, Mr. John D. Phillips, and was subsequently increased by the Compensation Committee. The amount of the management fee allocable to Mr. Subotnick's base salary was determined by analyzing the compensation of chief executive officers in the Comparison Groups, along with the amounts previously paid to Mr. Phillips. The Compensation Committee believes such analysis is reasonable.

         COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m). One of the factors the Compensation Committee considers in connection with compensation matters is the anticipated tax treatment to the Company and to the executives of the compensation arrangements. The deductibility of certain types of compensation depends upon the timing of an executive's vesting in, or exercise of, previously granted rights. Moreover, interpretation of, and changes in, the tax laws and other factors beyond the Compensation Committee's control also affect the deductibility of compensation. Accordingly, the Compensation Committee will not necessarily limit executive compensation to that deductible under Section 162(m) of the Code. The Compensation Committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives.

         The foregoing report of the Compensation Committee shall not be deemed to be incorporated by reference into any filing of MMG under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such Acts.

                                                 Submitted by the Compensation
                                                 Committee of MMG's Board of
                                                 Directors as of March 29, 1999

                                                 John P. Imlay, Jr.
                                                 Clark A. Johnson
                                                 Carl E. Sanders
                                                 Leonard White

PERFORMANCE GRAPH

The following graph sets forth the Company's total stockholder return as compared to the Standard & Poor's 500 Index and the NASDAQ Telecommunications Stock Index for the five year period from January 1, 1993 through December 31, 1998. The total stockholder return assumes $100 invested at the beginning of the period in the Company's Common Stock, the Standard & Poor's 500 Index and the NASDAQ Telecommunications Index.

    METROMEDIA INTERNATIONAL GROUP, INC. CUMULATIVE TOTAL SHAREHOLDER RETURN


                                             1993   1994   1995   1996   1997   1998
                                             ----   ----   ----   ----   ----   ----
Metromedia International Group, Inc.......   $100   $122   $187   $132   $127   $ 72
S&P 500 Index.............................   $100   $101   $139   $170   $227   $291
NASDAQ Telecomm Index.....................   $100    $84   $113   $117   $166   $271

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, as of March 30, 1999, certain information regarding each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known (based solely upon filings with the Commission prior to the date hereof pursuant to Sections 13(d) or 13(g) of the Exchange Act) to own beneficially (as such term is defined in Rule 13d-3 under the Exchange Act) more than 5% of the outstanding Common Stock. In accordance with the rules promulgated by the Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including, but not limited to, shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

NAME AND ADDRESS OF BENEFICIAL OWNER                       NUMBER OF SHARES OF     PERCENTAGE OF
                                                              COMMON STOCK          OUTSTANDING
                                                          BENEFICIALLY OWNED (1)    COMMON STOCK
                                                          ----------------------    ------------
John W. Kluge, Stuart Subotnick and Metromedia
  Company............................................         19,197,228(2)             27%
  One Meadowlands Plaza
  East Rutherford, NJ 07073

Snyder Capital Management, L.P.......................          5,896,092(3)            8.3%
  350 California Street, Suite 1460
  San Francisco, California 94104-1436

-----------

(1) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Metromedia Company is a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick, each of whom is a director of MMG. The amount set forth in the table above includes 12,415,455 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company (7,989,206 shares) and Met Telcell, Inc. ("Met Telcell") (4,426,249 shares), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,270,548 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge (the 5,270,548 shares include 200,000 shares of 7.25% cumulative convertible preferred stock which shares are currently convertible into 666,000 shares of Common Stock), and 231,225 shares of Common Stock owned directly by Mr. Subotnick. The amount also includes options to acquire 1,280,000 shares exercisable within 60 days of the date hereof.

(3) Pursuant to a report on Schedule 13G filed with the Commission on February 5, 1999 by Snyder Capital Management, L.P.

The foregoing information is based on a review, as of March 30, 1999, by MMG of statements filed with the Commission under Sections 13(d) and 13(g) of the Exchange Act. To the best knowledge of MMG, except as set forth above, no person owns beneficially more than 5% of the outstanding Common Stock.

SECURITIES BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the beneficial ownership of Common Stock as of March 30, 1999 with respect to (i) each director and director nominee of the Company, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers of the Company as a group.

                                                                     NUMBER OF SHARES OF     PERCENTAGE OF
                                                                        COMMON STOCK          OUTSTANDING
NAME OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED (1)     COMMON STOCK
------------------------                                           ----------------------     ------------
John P. Imlay, Jr...............................................       56,000(2)(3)(4)             *
Clark A. Johnson................................................        136,500(3)(4)              *
Silvia Kessel...................................................         203,085(5)                *
John W. Kluge...................................................     18,326,003(2)(6)(7)          27%
Robert A. Maresca...............................................          60,000(8)                *
Carl E. Sanders.................................................     87,497(2)(3)(4)(9)            *
Vincent D. Sasso, Jr............................................         45,000(10)                *
Richard J. Sherwin..............................................         922,546(11)              1.3%
Stuart Subotnick................................................    13,286,680(2)(7)(12)          19%
Arnold L. Wadler................................................         215,415(5)                *
Leonard White...................................................        1,000(4)(13)               *
All Directors and Executive Officers as a group (11 persons)....         21,610,271              29.9%

-----------

* Holdings do not exceed one percent of the total outstanding shares of Common Stock.

(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2) Includes options to acquire 40,000 shares of Common Stock issued under the Metromedia International Group, Inc. 1996 Incentive Stock Plan (the "1996 Stock Plan"). The 1996 Stock Plan was approved by the Company's stockholders at the 1996 Annual Meeting of Stockholders of the Company.

(3) Includes options to acquire 15,000 shares of Common Stock under the 1996 Stock Plan.

(4) Includes Options to acquire 1,000 shares of Common Stock under the 1996 Stock Plan.

(5)      Includes options to acquire 200,000 shares under the 1996 Stock Plan.

(6) Represents 12,415,455 shares of Common Stock beneficially owned through Metromedia Company of which Mr. Kluge is a general partner (7,989,206 shares) and Met Telcell (4,426,249 shares), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,270,548 shares of Common Stock owned directly by a trust affiliated with Mr. Kluge, which includes 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,000 shares of Common Stock.

(7) Includes options to acquire 600,000 shares of Common Stock, exercisable within 60 days of the date hereof.

(8) Includes options to acquire 60,000 shares of Common Stock under 1996 Stock Plan.

(9) Includes options to acquire 10,000 shares of Common Stock under the Company's 1991 Non-Employee Director Stock Option Plan.

(10) Includes options to acquire 45,000 shares of Common Stock under the 1996 Stock Plan.

(11) Includes options to acquire 657,908 shares of Common Stock exercisable within 60 days of the date hereof.

(12) Includes 12,415,455 shares beneficially owned through Metromedia Company and Met Telcell and 231,225 shares owned directly by Mr. Subotnick.

(13) Includes options to acquire 20,000 shares of Common Stock under the 1996 Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MMG'S RELATIONSHIP WITH METROMEDIA COMPANY

Metromedia and its affiliates are collectively the largest single stockholder of the Company, owning, as of the March 30, 1999, approximately 27% of the issued and outstanding shares of Common Stock.

MMG is a party to a number of agreements and arrangements with Metromedia Company ("Metromedia") and its affiliates, the material terms of which are summarized below.

SNAPPER CREDIT FACILITY. On November 11, 1998, Snapper entered into a credit agreement (the "Snapper Credit Agreement") with Fleet Capital Corporation ("Fleet") pursuant to which Fleet and certain lenders has agreed to make available to Snapper a revolving line of credit up to $55 million, upon the terms and subject to conditions contained in the Snapper Credit Agreement for a period ending on November 10, 2003, subject to one-year renewal terms. The Snapper Credit Agreement is guaranteed by the Company in an amount up to $10.0 million (increasing to $15 million under certain circumstances). The Snapper Credit Agreement terminates on November 10, 2003, subject to one-year renewal terms. Interest on the Snapper Credit Agreement is payable at Snapper's option at a rate equal to prime plus up to 0.5% or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper Credit Agreement. The agreements governing the Snapper Credit Agreement contains standard representations and warranties, covenants, conditions precedent and events of default, and provides for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, $48,065,000 was outstanding under the Snapper Credit Agreement.

MANAGEMENT AGREEMENT. The Company is a party to a management agreement with Metromedia dated November 1, 1995, as amended (the "Management Agreement"), pursuant to which Metromedia provides the Company with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. The Management Agreement terminates on October 31, 1999, and is automatically renewed for successive one year terms unless either party terminates upon 60 days prior written notice. Pursuant to an amendment dated as of January 1, 1999, the management fee under the Management Agreement was increased to $3.75 million per year, payable monthly at a rate of $312,500 per month. The Company is also obligated to reimburse Metromedia for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia in connection with the Management Agreement. Pursuant to the Management Agreement, the Company has agreed to indemnify and hold Metromedia harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia in connection with the Management Agreement. In 1998 Metromedia received no money for its out-of-pocket costs and expenses or for interest on advances extended by it to the Company pursuant to the Management Agreement.

TRADEMARK LICENSE AGREEMENT. The Company is party to a license agreement with Metromedia (the "Metromedia License Agreement"), dated November 1, 1995 as amended on June 13, 1996, pursuant to which Metromedia has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc. ("MITI"), worldwide, royalty-free for a term of 10 years. The Metromedia License Agreement can be terminated by Metromedia upon one month's prior written notice in the event (i) of the expiration or termination of the Management Agreement; (ii) of a "change in control" of the Company (as defined below); or (iii) any of the stock or all or substantially all of the assets of any of the subsidiaries of the Company is sold or transferred, in which case, the Metromedia License Agreement will terminate with respect to such subsidiary. A Change in Control of the Company is defined as (a) a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Exchange Act) not in existence at the time of the execution of the Metromedia License Agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of stock of the Company; (b) a change in the composition of the Company's Board of Directors whereby a majority of the members thereof are not directors serving on the board at the time of the Metromedia License Agreement or any person succeeding such director who was recommended or elected by such directors; (c) a reorganization, merger or consolidation whereby, following the consummation thereof, Metromedia would hold less than 10% of the combined voting power of all classes of the Company's stock; (d) a sale or other disposition of all or substantially all of the assets of the Company; or (e) any transaction the result of which would be that the Common Stock would not be required to be registered under the Exchange Act and the holders of Common Stock would not receive common stock of the survivor of the transaction which is required to be registered under the Exchange Act.

In addition, Metromedia has reserved the right to terminate the Metromedia License Agreement in its entirety immediately upon written notice to the Company, if, in Metromedia's sole judgment, the Company's continued use of "Metromedia" as a trade name would jeopardize or be detrimental to the goodwill and reputation of Metromedia.

Pursuant to the Metromedia License Agreement, the Company has agreed to indemnify and hold Metromedia harmless against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the Metromedia License Agreement.

The Company believes that the terms of each of the transactions described above were no less favorable to the Company than could have been obtained from non-affiliated parties.

INDEMNIFICATION AGREEMENTS

MMG has entered into indemnification agreements (the "Indemnification Agreements") with certain officers and directors of MMG. The Indemnification Agreements provide for indemnification of such directors and officers to the fullest extent authorized or permitted by law. The Indemnification Agreements also provide for (i) advancement by MMG of expenses incurred by the director or officer in defending certain litigation, (ii) the appointment in certain circumstances of an independent legal counsel to determine whether the director or officer is entitled to indemnification and (iii) the continued maintenance by MMG of directors' and officers' liability insurance (which currently consists of $15 million of primary coverage). These Indemnification Agreements were approved by the stockholders of MMG at its 1993 Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
                                METROMEDIA INTERNATIONAL GROUP, INC.

                                BY:              /S/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, TREASURER AND DIRECTOR
Dated: April 26, 1999

We, the undersigned officers and directors of Metromedia International Group, Inc., hereby severally constitute Arnold L. Wadler, Silvia Kessel, Robert A. Maresca, and Stuart Subotnick, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all reports (including any amendments thereto), with all exhibits thereto and any and all documents in connection therewith, and generally do all such things in our name and on our behalf in such capacities to enable Metromedia International Group, Inc. to comply with the applicable provisions of the Securities and Exchange Act of 1934, as amended, and all requirements of the Securities Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such reports (including any amendments thereto) and other documents in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ JOHN W. KLUGE         Chairman of the Board
------------------------------                                 April 26, 1999
        John W. Kluge

                                Vice Chairman of the Board,
     /s/ STUART SUBOTNICK         President and Chief
------------------------------    Executive Officer            April 26, 1999
       Stuart Subotnick           (Principal Executive
                                  Officer)

                                Executive Vice President,
      /s/ SILVIA KESSEL           Chief Financial Officer,
------------------------------    Treasurer and Director       April 26, 1999
        Silvia Kessel             (Principal Financial
                                  Officer)

     /s/ ARNOLD L. WADLER       Executive Vice President,
------------------------------    General Counsel,             April 26, 1999
       Arnold L. Wadler           Secretary and Director

    /s/ ROBERT A. MARESCA       Senior Vice President
------------------------------    (Principal Accounting        April 26, 1999
      Robert A. Maresca           Officer)

                                Director
------------------------------
      John P. Imlay, Jr.

                                Director
------------------------------
       Clark A. Johnson

    /s/ RICHARD J. SHERWIN      Director
------------------------------                                 April 26, 1999
      Richard J. Sherwin

                                Director
------------------------------
        Leonard White

                                Director
------------------------------
       Carl E. Sanders