Form 10-Q
period 1999-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-05-17
CIK 39547

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

         FOR THE PERIOD ENDED MARCH 31, 1999

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 7, 1999 WAS
69,161,937.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
Item 1.  Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2

Consolidated Condensed Balance Sheets......................................................................           3

Consolidated Condensed Statements of Cash Flows............................................................           4

Consolidated Condensed Statement of Stockholders' Equity...................................................           5

Consolidated Condensed Statements of Comprehensive Loss....................................................           6

Notes to Consolidated Condensed Financial Statements.......................................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................................................          27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................          61

                                               PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................          63

Item 3.  Defaults Upon Senior Securities...................................................................          66

Item 6.  Exhibits and Reports on Form 8-K..................................................................          66

Signatures.................................................................................................          67

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                          --------------------
                                                                          MARCH 31,  MARCH 31,
                                                                            1999       1998
                                                                          ---------  ---------
Revenues:
  Communications Group..................................................  $   7,608  $   8,962
  Lawn and garden equipment.............................................     60,034     51,257
                                                                          ---------  ---------
                                                                             67,642     60,219
Cost and expenses:
  Cost of sales and operating expenses..................................     40,596     37,317
  Selling, general and administrative...................................     32,425     34,730
  Depreciation and amortization.........................................      4,367      5,315
                                                                          ---------  ---------
Operating loss..........................................................     (9,746)   (17,143)
Other income (expense):
  Interest expense......................................................     (3,406)    (5,003)
  Interest income.......................................................      1,700      3,034
  Equity in losses of unconsolidated investees..........................     (1,685)    (5,500)
  Foreign currency gain (loss)..........................................       (508)        97
                                                                          ---------  ---------
                                                                             (3,899)    (7,372)
Loss before income tax expense and minority interest....................    (13,645)   (24,515)
Income tax expense......................................................        (94)      (487)
Minority interest.......................................................      2,469      2,039
                                                                          ---------  ---------
Net loss................................................................    (11,270)   (22,963)
Cumulative convertible preferred stock dividend requirement.............     (3,752)    (3,752)
                                                                          ---------  ---------
Net loss attributable to common stockholders............................  $ (15,022) $ (26,715)
                                                                          ---------  ---------
                                                                          ---------  ---------

Weighted average number of common shares--Basic.........................     69,123     68,572
                                                                          ---------  ---------
                                                                          ---------  ---------

Loss per common share--Basic:
  Net loss attributable to common stockholders..........................  $   (0.22) $   (0.39)
                                                                          ---------  ---------
                                                                          ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                        MARCH 31,    ------------
                                                                                           1999
                                                                                       ------------
                                                                                       (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents..........................................................  $    123,845   $  137,625
  Accounts receivable:
    Snapper, net.....................................................................        36,846       27,055
    Other, net.......................................................................         9,145       18,826
  Inventories........................................................................        61,186       62,777
  Other assets.......................................................................         6,129        5,441
                                                                                       ------------  ------------
      Total current assets...........................................................       237,151      251,724
Investments in and advances to Joint Ventures:
  Eastern Europe and the Republics of the Former Soviet Union........................        84,200       87,163
  China..............................................................................        72,855       71,559
Property, plant and equipment, net of accumulated depreciation.......................        35,523       36,067
Intangible assets, less accumulated amortization.....................................       159,304      159,530
Other assets.........................................................................         4,007        3,598
                                                                                       ------------  ------------
      Total assets...................................................................  $    593,040   $  609,641
                                                                                       ------------  ------------
                                                                                       ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...................................................................  $     24,704   $   28,779
  Accrued expenses...................................................................        66,333       63,329
  Current portion of long-term debt..................................................         1,303        1,723
                                                                                       ------------  ------------
      Total current liabilities......................................................        92,340       93,831
Long-term debt.......................................................................        53,259       50,111
Other long-term liabilities..........................................................         4,769        5,410
                                                                                       ------------  ------------
      Total liabilities..............................................................       150,368      149,352
                                                                                       ------------  ------------
Minority interest....................................................................        32,560       34,749

Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock......................................       207,000      207,000
  Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,123,841 and 69,118,841 shares at March 31, 1999 and December 31,
    1998, respectively...............................................................        69,124       69,119
  Paid-in surplus....................................................................     1,012,816    1,012,794
  Accumulated deficit................................................................      (872,315)    (857,293)
  Accumulated other comprehensive loss...............................................        (6,513)      (6,080)
                                                                                       ------------  ------------
      Total stockholders' equity.....................................................       410,112      425,540
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................  $    593,040   $  609,641
                                                                                       ------------  ------------
                                                                                       ------------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                          --------------------
                                                                          MARCH 31,  MARCH 31,
                                                                            1999       1998
                                                                          ---------  ---------
Operating activities:
  Net loss..............................................................  $ (11,270) $ (22,963)
Adjustments to reconcile net loss to net cash used in operating activities:
  Equity in losses of unconsolidated investees..........................      1,685      5,500
  Depreciation and amortization.........................................      4,367      5,315
  Minority interest.....................................................     (2,469)    (2,039)
  Other.................................................................         --        553
Changes in operating assets and liabilities, net of acquisitions:
  (Increase) decrease in accounts receivable............................         33     (8,091)
  Decrease in inventories...............................................      1,600      6,272
  Increase in other assets..............................................     (1,626)    (1,217)
  Decrease in accounts payable and accrued expenses.....................     (1,177)    (6,571)
  Other operating activities, net.......................................        435         19
                                                                          ---------  ---------
    Cash used in operating activities...................................     (8,422)   (23,222)
                                                                          ---------  ---------
Investing activities:
  Investments in and advances to Joint Ventures.........................     (5,065)   (13,091)
  Distributions from Joint Ventures.....................................      2,719      1,400
  Purchase of short-term investments....................................         --       (953)
  Cash paid for acquisitions and additional equity in subsidiaries......       (455)    (3,926)
  Additions to property, plant and equipment............................     (1,560)    (2,794)
  Other investing activities, net.......................................         --        188
                                                                          ---------  ---------
      Cash used in investing activities.................................     (4,361)   (19,176)
                                                                          ---------  ---------
Financing activities:
  Proceeds from issuance of long-term debt..............................      8,149         --
  Payments on notes and subordinated debt...............................     (5,421)    (1,998)
  Proceeds from issuance of common stock related to incentive plans.....         27      4,565
  Preferred stock dividends paid........................................     (3,752)    (3,752)
                                                                          ---------  ---------
      Cash used in financing activities.................................       (997)    (1,185)
                                                                          ---------  ---------
  Net decrease in cash and cash equivalents.............................    (13,780)   (43,583)
  Cash and cash equivalents at beginning of period......................    137,625    129,661
                                                                          ---------  ---------
  Cash and cash equivalents at end of period............................  $ 123,845  $  86,078
                                                                          ---------  ---------
                                                                          ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                    7 1/4% CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK            COMMON STOCK                                   ACCUMULATED
                                  ----------------------  ------------------------                                OTHER
                                   NUMBER OF               NUMBER OF                 PAID-IN   ACCUMULATED    COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES       AMOUNT      SURPLUS     DEFICIT          LOSS
                                  -----------  ---------  -----------  -----------  ---------  ------------  ---------------
Balances, December 31, 1998.....   4,140,000   $ 207,000  69,118,841    $  69,119   $1,012,794  $ (857,293)     $  (6,080)
Issuance of stock and stock
  options related to incentive
  plans.........................          --          --       5,000            5          22           --             --
Dividends on 7 1/4% cumulative
  convertible preferred stock...          --          --          --           --          --       (3,752)            --
Other comprehensive loss........          --          --          --           --          --           --           (433)
Net loss........................          --          --          --           --          --      (11,270)            --
                                  -----------  ---------  -----------  -----------  ---------  ------------       -------
Balances, March 31, 1999........   4,140,000   $ 207,000  69,123,841    $  69,124   $1,012,816  $ (872,315)     $  (6,513)
                                  -----------  ---------  -----------  -----------  ---------  ------------       -------
                                  -----------  ---------  -----------  -----------  ---------  ------------       -------


                                    TOTAL
                                  ---------
Balances, December 31, 1998.....  $ 425,540
Issuance of stock and stock
  options related to incentive
  plans.........................         27
Dividends on 7 1/4% cumulative
  convertible preferred stock...     (3,752)
Other comprehensive loss........       (433)
Net loss........................    (11,270)
                                  ---------
Balances, March 31, 1999........  $ 410,112
                                  ---------
                                  ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 31,   MARCH 31,
                                                                                               1999        1998
                                                                                            ----------  ----------
Net loss..................................................................................  $  (11,270) $  (22,963)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment.................................................        (433)       (195)
                                                                                            ----------  ----------
Other comprehensive loss..................................................................        (433)       (195)
                                                                                            ----------  ----------
Comprehensive loss........................................................................  $  (11,703) $  (23,158)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI") and Snapper Inc. ("Snapper"). MITI and MITI's majority owned subsidiary, Metromedia China Corporation ("MCC"), are together defined as the "Communications Group". All significant intercompany transactions and accounts have been eliminated.

Investments in other companies, including those of the Communications Group's Joint Ventures ("Joint Ventures") that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in Joint Ventures under the caption "Investments in and advances to Joint Ventures." The Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems of China Unicom, on a three month lag.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Form 10-K"). In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

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

In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand. However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

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

Advances are made to Joint Ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the Joint Ventures. Interest rates charged to the Joint Ventures range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the Joint Ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the Joint Venture partners. The Communications Group has entered into charter fund and credit agreements with its Joint Ventures to provide up to $214.9 million in funding of which $52.2 million in funding obligations remain at March 31, 1999. The Communications Group's funding commitments are contingent on its approval of the Joint Ventures' business plans.

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group is managing its paging business to a level that should not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company took a non-cash, nonrecurring charge on its paging assets of $49.9 million, which included a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory. The write down relates to both consolidated Joint Ventures and Joint Ventures recorded under the equity method. The Company has adjusted its investments in certain paging operations which are recorded under the equity method to zero, and unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

At March 31, 1999 and December 31, 1998, the Communications Group's unconsolidated investments in the Joint Ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) adjustments for its equity in earnings or losses, write downs, and distributions were as follows (in thousands):

                                                                                                         YEAR
                                                                                                      OPERATIONS
NAME                                                             1999       1998     OWNERSHIP %     COMMENCED (8)
-------------------------------------------------------------  ---------  ---------  ------------  -----------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (1)......................................  $   9,699  $   9,817      22%                1997
Magticom, Georgia (1)........................................     12,398     13,048      35%                1997
                                                               ---------  ---------
                                                                  22,097     22,865
                                                               ---------  ---------
FIXED TELEPHONY
Instaphone, Kazakhstan.......................................        986      1,168      50%                1998
                                                               ---------  ---------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia, Georgia.....................................      5,534      5,922      30%                1994
                                                               ---------  ---------
CABLE TELEVISION
Kosmos TV, Moscow, Russia....................................      1,262      1,385      50%                1992
Baltcom TV, Riga, Latvia.....................................      4,515      4,003      50%                1992
Ayety TV, Tbilisi, Georgia...................................      2,803      3,045      49%                1993
Kamalak TV, Tashkent, Uzbekistan.............................      2,961      2,976      50%                1993
Sun TV, Chisinau, Moldova....................................      4,290      4,731      50%                1994
Cosmos TV, Minsk, Belarus....................................      3,084      2,934      50%                1996
Alma TV, Almaty, Kazakhstan..................................      6,015      5,994      50%                1995
Teleplus, St. Petersburg, Russia.............................      1,813      1,941      45%                1998
                                                               ---------  ---------
                                                                  26,743     27,009
                                                               ---------  ---------
PAGING
Baltcom Plus, Latvia (2).....................................         --         --      50%                1995
Paging One, Georgia (2)......................................         --         --      45%                1994
Raduga Poisk, Nizhny Novgorod, Russia (2)....................         --         --      45%                1994
PT Page, St. Petersburg, Russia (2)..........................         --         --      40%                1995
Paging Ajara, Batumi, Georgia (2)............................         --         --      35%                1997
Kazpage, Kazakhstan (2) (3)..................................         --         --     26-41%              1997
Alma Page, Almaty, Kazakhstan (2)............................         --         --      50%                1995
Kamalak Paging, Tashkent, Uzbekistan.........................      2,228      2,260      50%                1993
Mobile Telecom, Russia (4)...................................      7,272      7,405      50%                1998
                                                               ---------  ---------
                                                                   9,500      9,665
                                                               ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                                         YEAR
                                                                                                      OPERATIONS
NAME                                                             1999       1998     OWNERSHIP %     COMMENCED (8)
-------------------------------------------------------------  ---------  ---------  ------------  -----------------
RADIO BROADCASTING
Radio Katusha, St. Petersburg, Russia........................  $      --  $      --      75%                1995
Radio Nika, Socci, Russia....................................        251        244      51%                1995
AS Trio LSL, Estonia.........................................      1,862      1,903      49%                1997
                                                               ---------  ---------
                                                                   2,113      2,147
                                                               ---------  ---------
OTHER
Trunked mobile radio ventures (5)............................         --         --
                                                               ---------  ---------
PRE-OPERATIONAL (6)
ATK, Archangelsk, Russia (7).................................         --      1,746      81%                  --
Tyumenruskom, Russia.........................................      3,711      2,228      46%                  --
Caspian American Telecom, Azerbaijian........................      7,553      5,488      38%                  --
Telephony related ventures and equipment.....................      2,510      2,612
Other........................................................      3,453      6,313
                                                               ---------  ---------
                                                                  17,227     18,387
                                                               ---------  ---------
TOTAL........................................................  $  84,200  $  87,163
                                                               ---------  ---------
                                                               ---------  ---------

------------------------------

(1) In August 1998, the Communications Group increased its ownership at Baltcom GSM from 21% to 22% and in Magticom from 34% to 35%.

(2) Investment balance reflects write down of investment.

(3) Kazpage is comprised of a service entity and 10 paging Joint Ventures. The Company's interests in the paging Joint Ventures range from 26% to 41% and its interest in the service entity is 51%.

(4) In January 1998, the Communications Group signed a definitive agreement to purchase 50% of Mobile Telecom. The purchase closed during June 1998 at a price of $7.0 million plus two future contingent payments of $2.5 million each, to be adjusted up or down based on performance of the business. Simultaneously with the purchase of Mobile Telecom, the Company purchased a 50% interest in a paging distribution company for $500,000. Approximately $7.0 million of the purchase price was allocated to goodwill.

(5) In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. The Company's interest in Spectrum, a trunked mobile radio venture in Kazakhstan, was written off in 1998.

(6) At March 31, 1999 and December 31, 1998, amounts disbursed for proposed Joint Ventures, pre-operational Joint Ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational Joint Ventures.

(7) Included in the Company's consolidated financial statements in the current period.

(8) Indicates year operations commenced, or in the case of the acquisitions of operational entities, the year of acquisition.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated Joint Ventures as of March 31, 1999 and December 31, 1998, and combined statement of operations financial information for the three months ended March 31, 1999 and 1998 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
Assets:
  Current assets.......................................................................  $   28,549   $   34,617
  Investments in systems and equipment.................................................     114,102      111,114
  Other assets.........................................................................       4,340        7,103
                                                                                         ----------  ------------
    Total assets.......................................................................  $  146,991   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Joint Ventures' Deficit:
  Current liabilities..................................................................  $   32,869   $   31,934
  Amount payable under MITI credit facility............................................      77,828       66,574
  Other long-term liabilities..........................................................      70,161       82,314
                                                                                         ----------  ------------
                                                                                            180,858      180,822
  Joint Ventures' deficit..............................................................     (33,867)     (27,988)
                                                                                         ----------  ------------
    Total liabilities and Joint Ventures' deficit......................................  $  146,991   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------

COMBINED STATEMENTS OF OPERATIONS

                                                                                                THREE MONTHS ENDED
                                                                                             ------------------------
                                                                                              MARCH 31,    MARCH 31,
                                                                                                1999         1998
                                                                                             -----------  -----------
Revenues...................................................................................   $  26,388    $  23,143
Costs and Expenses:
  Cost of sales and operating expenses.....................................................       5,944        7,815
  Selling, general and administrative......................................................      13,938       13,427
  Depreciation and amortization............................................................       6,712        6,371
  Other....................................................................................          --           30
                                                                                             -----------  -----------
    Total expenses.........................................................................      26,594       27,643
                                                                                             -----------  -----------
Operating loss.............................................................................        (206)      (4,500)
Interest expense...........................................................................      (3,655)      (2,579)
Other loss.................................................................................         (11)        (898)
Foreign currency transactions..............................................................        (966)        (862)
                                                                                             -----------  -----------
Net loss...................................................................................   $  (4,838)   $  (8,839)
                                                                                             -----------  -----------
                                                                                             -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
For the three months ended March 31, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Financial information for Joint Ventures which are not yet operational is not included in the above summary.

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998 the results of operations presented below are before the elimination of intercompany interest (in thousands, except subscribers):

                                                                  THREE MONTHS ENDED MARCH 31, 1999
                                       ----------------------------------------------------------------------------------------
                                                                          INTERNATIONAL
                                                                            AND LONG
                                        CELLULAR TELE-        FIXED         DISTANCE         CABLE                    RADIO
                                        COMMUNICATIONS      TELEPHONY       TELEPHONY     TELEVISION    PAGING    BROADCASTING
                                       -----------------  -------------  ---------------  -----------  ---------  -------------
COMBINED
Revenues.............................      $   8,956        $      20       $   6,149      $   7,981   $   4,771    $   5,892
Depreciation and amortization........          2,916               15             526          3,455         466          451
Operating income (loss)..............           (454)            (106)          1,141         (1,160)       (877)        (425)
Interest income......................              1               --              --             65          --           16
Interest expense.....................          2,314               47               6          1,478         884          144
Net loss.............................         (2,031)            (291)           (998)        (2,156)     (1,944)        (543)

Assets...............................         81,411              983          23,814         41,998       9,082       13,926
Capital expenditures.................         10,281               49             732          3,563         553          291
Subscribers (1)......................         65,601              121             N/a        374,537     113,379          n/a

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (2)
Revenues.............................      $      --        $      --       $      --      $   1,248   $     944    $   5,189
Depreciation and amortization........             --               --              --            443         291          383
Operating income (loss)..............             --               --              --            (58)     (1,153)        (464)
Interest income......................             --               --              --             --          --           16
Interest expense.....................             --               --              --            240         845          133
Net loss.............................             --               --              --           (419)     (2,175)        (531)

Assets...............................             --               --              --          8,351       3,276       12,596
Capital expenditures.................             --               --              --            320         329          267

UNCONSOLIDATED JOINT VENTURES
Revenues.............................      $   8,956        $      20       $   6,149      $   6,733   $   3,827    $     703
Depreciation and amortization........          2,916               15             526          3,012         175           68
Operating income (loss)..............           (454)            (106)          1,141         (1,102)        276           39
Interest income......................              1               --              --             65          --           --
Interest expense.....................          2,314               47               6          1,238          39           11
Net income (loss)....................         (2,031)            (291)           (998)        (1,737)        231          (12)

Assets...............................         81,411              983          23,814         33,647       5,806        1,330
Capital expenditures.................         10,281               49             732          3,243         224           24

Net investment in Joint Ventures.....         22,097              986           5,534         26,743       9,500        2,113
Equity in income (losses) of
  unconsolidated investees...........           (528)            (379)           (299)          (362)        162          (14)



                                         TOTAL
                                       ---------
COMBINED
Revenues.............................  $  33,769
Depreciation and amortization........      7,829
Operating income (loss)..............     (1,881)
Interest income......................         82
Interest expense.....................      4,873
Net loss.............................     (7,963)
Assets...............................    171,214
Capital expenditures.................     15,469
Subscribers (1)......................    553,638
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (2)
Revenues.............................  $   7,381
Depreciation and amortization........      1,117
Operating income (loss)..............     (1,675)
Interest income......................         16
Interest expense.....................      1,218
Net loss.............................     (3,125)
Assets...............................     24,223
Capital expenditures.................        916
UNCONSOLIDATED JOINT VENTURES
Revenues.............................  $  26,388
Depreciation and amortization........      6,712
Operating income (loss)..............       (206)
Interest income......................         66
Interest expense.....................      3,655
Net income (loss)....................     (4,838)
Assets...............................    146,991
Capital expenditures.................     14,553
Net investment in Joint Ventures.....     66,973
Equity in income (losses) of
  unconsolidated investees...........     (1,420)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                   THREE MONTHS ENDED MARCH 31, 1998
                                        ----------------------------------------------------------------------------------------
                                                            INTERNATIONAL
                                                              AND LONG
                                         CELLULAR TELE-       DISTANCE         CABLE                      RADIO
                                         COMMUNICATIONS       TELEPHONY     TELEVISION     PAGING     BROADCASTING    OTHER(3)
                                        -----------------  ---------------  -----------  -----------  -------------  -----------
COMBINED
Revenues..............................      $   4,017         $   7,049      $   7,250    $   4,729     $   6,148     $   2,825
Depreciation and amortization.........          2,302               538          3,082        1,013           335           529
Operating income (loss)...............         (2,940)            2,016         (2,952)      (3,232)        1,149        (1,102)
Interest income.......................             --                --             11           12            40            14
Interest expense......................          1,088               167          1,316          471           124           103
Net income (loss).....................         (4,222)            1,369         (5,025)      (4,067)          266        (1,225)

Assets................................         60,663            29,164         37,259       19,468        19,113        16,960
Capital expenditures..................         18,568               652          2,560          320           213         1,437
Subscribers...........................         28,510               n/a        255,116       64,975           n/a            --

CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (2)
Revenues..............................      $      --         $      --      $     709    $     887     $   5,528     $   1,751
Depreciation and amortization.........             --                --            327          559           291           251
Operating income (loss)...............             --                --           (779)      (2,857)        1,203          (128)
Interest income.......................             --                --             10           10            40            14
Interest expense......................             --                --            237          300           119            34
Net income (loss).....................             --                --         (1,010)      (3,187)          332          (200)

Assets................................             --                --          8,401        7,627        18,116         9,576
Capital expenditures..................             --                --            478          315           179            --

UNCONSOLIDATED JOINT VENTURES
Revenues..............................      $   4,017         $   7,049      $   6,541    $   3,842     $     620     $   1,074
Depreciation and amortization.........          2,302               538          2,755          454            44           278
Operating income (loss)...............         (2,940)            2,016         (2,173)        (375)          (54)         (974)
Interest income.......................             --                --              1            2            --            --
Interest expense......................          1,088               167          1,079          171             5            69
Net income (loss).....................         (4,222)            1,369         (4,015)        (880)          (66)       (1,025)

Assets................................         60,663            29,164         28,858       11,841           997         7,384
Capital expenditures..................         18,568               652          2,082            5            34         1,437
Net investment in Joint Ventures......         18,308             6,007         22,527        8,325         1,876         4,061
Equity in income (losses) of
  unconsolidated investees............         (1,372)              411         (2,746)        (862)          (30)         (423)



                                          TOTAL
                                        ---------
COMBINED
Revenues..............................  $  32,018
Depreciation and amortization.........      7,799
Operating income (loss)...............     (7,061)
Interest income.......................         77
Interest expense......................      3,269
Net income (loss).....................    (12,904)
Assets................................    182,627
Capital expenditures..................     23,750
Subscribers...........................    348,601
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (2)
Revenues..............................  $   8,875
Depreciation and amortization.........      1,428
Operating income (loss)...............     (2,561)
Interest income.......................         74
Interest expense......................        690
Net income (loss).....................     (4,065)
Assets................................     43,720
Capital expenditures..................        972
UNCONSOLIDATED JOINT VENTURES
Revenues..............................  $  23,143
Depreciation and amortization.........      6,371
Operating income (loss)...............     (4,500)
Interest income.......................          3
Interest expense......................      2,579
Net income (loss).....................     (8,839)
Assets................................    138,907
Capital expenditures..................     22,778
Net investment in Joint Ventures......     61,104
Equity in income (losses) of
  unconsolidated investees............     (5,022)

------------------------

(1) Paging subscribers reported in 1999 include 35,430 subscribers from investments written off at December 31, 1998. Calling party pays subscribers are not included in the reported paging subscribers.

(2) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three months ended March 31, 1999 and 1998.

(3) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated Joint Ventures through the three months ended December 31, 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At March 31, 1999 and December 31, 1998 the Company's investments, through MCC, in the Joint Ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                                    YEAR          YEAR
                                                                                                   VENTURE     OPERATIONS
NAME                                                      1999       1998        OWNERSHIP %       FORMED       COMMENCED
------------------------------------------------------  ---------  ---------  -----------------  -----------  -------------
Sichuan Tai Li Feng Telecommunications Co.,
  Ltd. ("Sichuan JV").................................  $  19,215  $  19,292             92%           1996          1999

Chongqing Tai Le Feng Telecommunications Co.,
  Ltd. ("Chongqing JV")...............................     15,360     15,504             92%           1997          1999

Ningbo Ya Mei Telecommunications Co.,
  Ltd. ("Ningbo JV")..................................     29,873     29,741             70%           1996          1997

Ningbo Ya Lian Telecommunications Co.,
  Ltd. ("Ningbo JV II")...............................      8,407      7,022             70%           1998          1998
                                                        ---------  ---------

                                                        $  72,855  $  71,559
                                                        ---------  ---------
                                                        ---------  ---------

The Joint Ventures participate in cooperation contracts with China Unicom that entitle the Joint Ventures to specified percentages of the projects' distributable cash flows. The Joint Ventures amortize the contributions to these cooperation contracts over the cooperation contract periods of benefit (15 to 25 years).

(A) SICHUAN JV

On May 21, 1996, Asian American Telecommunications Corporation("AAT"), a majority-owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. ("CHTD") for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd. Also on May 21, 1996, Sichuan JV entered into a Network Systems Cooperation Contract (the "STLF Contract") with China Unicom. The STLF Contract covers the funding, construction and development of a fixed line Public Services Telephone Network ("PSTN") providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities (the "Sichuan Network"). The initial project covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the STLF Contract and the existing and future Joint Ventures may expand services to one million local telephone lines in cities throughout Sichuan Province, and construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Under the STLF Contract, China Unicom will be responsible for the construction and operation of the Sichuan Network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the STLF Contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the STLF contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan Network's initial phase, title to assets

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the STLF Contract, regardless of whether Sichuan JV holds title to such assets.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. AAT has made capital contributions to Sichuan JV of $11.1 million of its $11.4 million share and CHTD has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from AAT, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan Network. As of March 31, 1999, AAT had loans outstanding to Sichuan JV in the amount of $9.5 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by AAT and 8% by CHTD.

AAT also has a consulting contract with CHTD covering the latter's assistance with operations in China. Under the contract, AAT is obligated to pay CHTD an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at March 31, 1999 exchange rates).

(B) CHONGQING JV

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the STLF Contract, China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, AAT entered into a Joint Venture Agreement with CHTD for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the STLF Contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan Network that would now lie within Chongqing Municipality (the "Chongqing Network"). Rights and obligations under the STLF Contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan Network lying within the redefined boundaries of Sichuan Province (a redefinition of the "Sichuan Network") would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. AAT has made capital contributions of $13.6 million of its total $14.1 million contribution and CHTD has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of March 31, 1999, AAT had loans outstanding to Chongqing JV in the amount of $2.5 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by AAT and 8% by CHTD.

Commercial operations were launched on the Chongqing Network and Sichuan Network in January 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
(C) NINGBO JV

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

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. AAT has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital. NUT provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with AAT, manufacturers of the equipment for the project and banks. As of March 31, 1999, AAT had long term loans to Ningbo JV in the amount of $23.5 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by AAT and 30% by NUT.

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

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $7.2 million. As of March 31, 1999, AAT had made its $5.0 million registered capital contribution, and NUT had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from AAT plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of March 31, 1999, AAT had loans outstanding to Ningbo JV II in the amount of $3.4 million. The loans bear interest ranging from 8% to 10% per annum. Ownership in Ningbo JV II is 70% by AAT and 30% by NUT.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The following tables represent summary financial information for the Joint Ventures and their related projects in China as of and for the three months ended March 31, 1999 and 1998, respectively, (in thousands, except subscribers):

                                                                       THREE MONTHS ENDED MARCH 31, 1999
                                                            -------------------------------------------------------
                                                             NINGBO     NINGBO     SICHUAN    CHONGQING
                                                               JV        JV II       JV          JV         TOTAL
                                                            ---------  ---------  ---------  -----------  ---------
Revenues..................................................  $     988  $      --  $      --   $      24   $   1,012
Depreciation and amortization.............................        608         --         16          58         682
Operating income (loss)...................................        293        (15)       (83)       (143)         52
Interest expense, net.....................................       (862)       (36)      (234)        (80)     (1,212)
Net loss..................................................       (569)       (51)      (317)       (223)     (1,160)
Equity in losses of Joint Ventures........................        (16)        (8)       (93)       (148)       (265)

Assets....................................................     33,095     16,176     22,028      18,179      89,478
Net investment in project.................................     30,718     12,162     19,877      10,882      73,639
Subscribers...............................................     52,305         --         --          --      52,305

                                                                            THREE MONTHS ENDED MARCH 31, 1998
                                                                       --------------------------------------------
                                                                        NINGBO     SICHUAN    CHONGQING
                                                                          JV         JV          JV         TOTAL
                                                                       ---------  ---------  -----------  ---------
Revenues.............................................................  $     638  $      --   $      --   $     638
Depreciation and amortization........................................        560          9          --         569
Operating income (loss)..............................................         47       (169)       (232)       (354)
Interest income (expense), net.......................................       (715)         7          --        (708)
Net loss.............................................................       (668)      (162)       (232)     (1,062)
Equity in losses of Joint Ventures...................................       (115)      (149)       (214)       (478)

Assets...............................................................     35,713     11,803      14,689      62,205
Net investment in project............................................     32,967     10,186       2,075      45,228
Subscribers..........................................................     19,085         --          --      19,085

For the three months ended March 31, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through the period October 1, 1998 to December 31, 1998 and October 1, 1997 to December 31, 1997. Chongqing JV records revenues from the lease of space currently unused by China Unicom within a building that was purchased by Chongqing JV for China Unicom's long term use as a switching and operations center. As of March 31, 1999, Chongqing JV directly owned this building, but Chongqing JV plans to eventually transfer the building to China Unicom as part of its funding and support under the STLF Contract.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic EPS excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted EPS, no potential shares of common stock are to be included in the

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. EARNINGS PER SHARE OF COMMON STOCK (CONTINUED) computation when a loss from continuing operations available to common stockholders exists. For the three months ended March 31, 1999 and in 1998 the Company had losses from continuing operations.

The computation of basic EPS for the three months ended March 31, 1999 and 1998 is as follows
(in thousands, except per share amounts):

                                                                               LOSS          SHARES        PER-SHARE
                                                                           (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                           ------------  ---------------  -----------
1999:
Loss from continuing operations..........................................   $  (11,270)
Less: Preferred stock dividend requirement...............................        3,752
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $  (15,022)        69,123      $   (0.22)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------
1998:
Loss from continuing operations..........................................   $  (22,963)
Less: Preferred stock dividend requirement...............................        3,752
                                                                           ------------
Loss from continuing operations attributable to common stockholders......   $  (26,715)        68,572      $   (0.39)
                                                                           ------------        ------     -----------
                                                                           ------------        ------     -----------

The Company had, for the three months ended March 31, 1999 and 1998, potentially dilutive shares of common stock of 18,901,000 and 19,136,000, respectively.

5. LONG-TERM DEBT

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreement"). On May 14, 1999, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA

The business activities of the Company constitute three business segments and are set forth as of and for the three months ended March 31, 1999 and 1998 in the following table (in thousands):

                                                                                               1999        1998
                                                                                            ----------  ----------
COMMUNICATIONS GROUP--EASTERN EUROPE AND
  THE REPUBLICS OF THE FORMER SOVIET UNION:
Revenues..................................................................................  $    7,608  $    8,962
Direct operating costs....................................................................     (13,742)    (19,585)
Depreciation and amortization.............................................................      (2,027)     (2,744)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (8,161)    (13,367)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Equity in losses of unconsolidated investees..............................................      (1,420)     (5,022)
Foreign currency gain (loss)..............................................................        (508)         97
Minority interest.........................................................................         293          95
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     191,680     194,864
Capital expenditures......................................................................  $      928  $    4,429
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMMUNICATIONS GROUP--CHINA:
Revenues..................................................................................  $       --  $       --
Direct operating costs....................................................................      (2,763)     (2,594)
Depreciation and amortization.............................................................        (784)       (756)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (3,547)     (3,350)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Equity in losses of unconsolidated investees..............................................        (265)       (478)
Foreign currency gain.....................................................................          --          --
Minority interest.........................................................................       2,176       1,944
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at year end........................................................................     140,491     139,726
Capital expenditures......................................................................  $        2  $      403
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SNAPPER:
Revenues..................................................................................  $   60,034  $   51,257
Direct operating costs....................................................................     (55,160)    (48,579)
Depreciation and amortization.............................................................      (1,555)     (1,814)
                                                                                            ----------  ----------
  Operating income........................................................................       3,319         864
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     142,158     134,460
Capital expenditures......................................................................  $      630  $      932
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                               1999        1998
                                                                                            ----------  ----------
OTHER:
Revenues..................................................................................  $       --  $       --
Direct operating costs....................................................................      (1,356)     (1,289)
Depreciation and amortization.............................................................          (1)         (1)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (1,357)     (1,290)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998, including eliminations....................  $  118,711  $  140,591
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CONSOLIDATED:
Revenues..................................................................................  $   67,642  $   60,219
Direct operating costs....................................................................     (73,021)    (72,047)
Depreciation and amortization.............................................................      (4,367)     (5,315)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (9,746)    (17,143)
Interest expense..........................................................................      (3,406)     (5,003)
Interest income...........................................................................       1,700       3,034
Equity in losses of unconsolidated investees..............................................      (1,685)     (5,500)
Foreign currency gain (loss)..............................................................        (508)         97
Minority interest.........................................................................       2,469       2,039
                                                                                            ----------  ----------
  Loss before income tax expense..........................................................     (11,176)    (22,476)
Income tax expense........................................................................         (94)       (487)
                                                                                            ----------  ----------
  Net loss................................................................................     (11,270)    (22,963)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     593,040     609,641
Capital expenditures......................................................................  $    1,560  $    2,794
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)
Information about the Communications Group's operations in different geographic locations for the three months ended March 31, 1999 and 1998 and as of March 31, 1999 and December 31, 1998 is as follows (in thousands):

                                                                              REVENUES                ASSETS
                                                                        --------------------  ----------------------
COUNTRY                                                                   1999       1998        1999        1998
----------------------------------------------------------------------  ---------  ---------  ----------  ----------
Austria...............................................................  $     140  $     182  $      654  $    1,049
Azerbaijan............................................................         --         --       6,962       5,172
Belarus...............................................................         --         --       3,084       2,934
Czech Republic........................................................        588         47       3,460       3,527
Estonia...............................................................        205        306       1,985       2,026
Georgia...............................................................        120         --      23,384      24,412
Germany...............................................................         28        115       4,336       4,941
Hungary...............................................................      2,593      3,282       5,748       6,288
Kazakhstan............................................................         --         --       6,940       7,162
Latvia................................................................        229        224      14,617      14,219
Lithuania.............................................................        251        139       2,096       2,141
Moldova...............................................................         --         --       4,455       4,896
People's Republic of China............................................         --         --     140,491     139,726
Romania...............................................................      1,326        968       5,353       6,115
Russia................................................................      1,745      1,860      19,658      17,676
Ukraine...............................................................        165         --       3,020       3,640
United Kingdom........................................................         --      1,489         819       1,568
United States (1).....................................................        218        350      79,920      81,862
Uzbekistan............................................................         --         --       5,189       5,236
                                                                        ---------  ---------  ----------  ----------
                                                                        $   7,608  $   8,962  $  332,171  $  334,590
                                                                        ---------  ---------  ----------  ----------
                                                                        ---------  ---------  ----------  ----------

------------------------------

(1) Assets include goodwill of $53.9 million, and $54.5 million at March 31, 1999 and December 31, 1998, respectively.

The revenues and assets by the Communications Group's line of business operations are disclosed in notes 2 and 3. All remaining assets and substantially all remaining revenue relate to operations in the United States.

7. INVESTMENT IN RDM SPORTS GROUP, INC.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. ("RDM"). In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distribution. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM, including the Company, are liable under

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED) federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL.v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that former officers or directors of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM ("the Creditors' Committee") has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM ("the Bondholders' Committee") has moved to intervene in or join the proceeding. On February 16, 1999, the Creditors' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS v. METROMEDIA INTERNATIONAL GROUP, INC. Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceedings. On March 3, 1999, the Bondholders' Committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. v. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceedings. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

8. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at March 31, 1999 and December 31, 1998 was $2.4 million and $2.2 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of March 31, 1999 and December 31, 1998 (in thousands):

                                                                                                1999       1998
                                                                                              ---------  ---------
Lawn and garden equipment:
  Raw materials.............................................................................  $   9,301  $   8,388
  Finished goods............................................................................     52,830     55,488
                                                                                              ---------  ---------
                                                                                                 62,131     63,876
Less: LIFO reserve..........................................................................      1,660      1,660
                                                                                              ---------  ---------
                                                                                                 60,471     62,216
                                                                                              ---------  ---------
Telecommunications:
  Pagers....................................................................................        289         --
  Telephony.................................................................................         --         --
  Cable.....................................................................................        426        561
                                                                                              ---------  ---------
                                                                                                    715        561
                                                                                              ---------  ---------
                                                                                              $  61,186  $  62,777
                                                                                              ---------  ---------
                                                                                              ---------  ---------

STOCK OPTION PLANS

On March 31, 1998, the Company granted approximately 200,000 stock options at an exercise price of $11.69 under the 1996 Metromedia International Group, Inc. Incentive Stock Plan. This resulted in a compensation expense of approximately $550,000 which is included in selling, general and administrative expense for the three months ended March 31, 1998.

9. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its Joint Ventures to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in Eastern Europe, the republics of the former Soviet Union and China. These include potential risks arising out of government policies, economic conditions, imposition of taxes or other similar charges by government bodies, foreign exchange fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospect for recovery by the economies of the Russian Federation and other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in the Russian Federation and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Company's Joint Ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Company expects that these problems will negatively affect certain of its cable television, telephony, radio broadcasting and paging ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. CONTINGENCIES (CONTINUED)
The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's Joint Ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group and its Joint Ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a Joint Venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Some countries, including China, have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

The Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, an arrangement in which the foreign invested SSF Joint Venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the SSF structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of SSF issues have yet been announced by the Chinese government. There is a risk that the Communications Group along with other telecommunication participants in China, may be required to substantially restructure the terms of its current SSF Joint Ventures arrangements with

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. CONTINGENCIES (CONTINUED)
China Unicom to meet new Chinese government regulations. It can not be determined at this time what effects, if any, such actions would have on the future value of the Communications Group's SSF Joint Ventures and the Joint Ventures' ability to generate revenue, cash flow or net income.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including in some cases licenses that are renewable annually. Certain of these licenses expire over the next several years. One of the licenses held by the Communications Group has expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group will expire during 1999. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

The Company's Joint Ventures will apply for renewals of their licenses. While there can be no assurance that these licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that, subject to the information disclosed in note 7, the outcome of any known, pending or threatened legal proceedings will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

The business activities of Metromedia International Group, Inc. ("MMG" or "the Company") are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic business segments, Eastern Europe and the republics of the former Soviet Union ("the FSU"), and China. There are four lines of business in Eastern Europe and the FSU as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's investments in various telephony services in China is a separate segment. The Company's third segment is the manufacture of lawn and garden products through Snapper.

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operation. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company recorded a non-cash, nonrecurring charge on its paging assets of $49.9 million, which included a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory. It is anticipated that under the revised plan the Communications Group paging business's operating losses will decrease significantly.

On November 1, 1995, as a result of the mergers of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. ("MITI") with and into wholly-owned subsidiaries of the Company and MCEG Sterling Incorporated ("Sterling) with and into the Company (collectively the "November 1 Merger"), the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1 Merger, the Company acquired approximately 39% of RDM Sports Group, Inc. ("RDM"). On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company does not believe it will be entitled to any funds from its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Special Note Regarding Forward-Looking Statements" on page 62.

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

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas, Eastern Europe and the FSU, and the People's Republic of China. In Eastern Europe and the FSU, the Communications Group generally owns 50% or more of the operating Joint Ventures in which it invests. Currently, legal restrictions in China prohibit foreign ownership and operation in the telecommunications sector. The Communications Group's China Joint Ventures invest in telephony system construction and development networks being undertaken by China

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
United Telecommunications Incorporated ("China Unicom"). The completed systems are operated by China Unicom. The Communications Group's China Joint Ventures receive payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice and consulting and other services. Hereinafter, all references to the Communications Group Joint Ventures relate to the operating Joint Ventures in Eastern Europe and the FSU and the Communications Group's Joint Ventures in China. Statistical data regarding subscribers, population, etc. for the Joint Ventures in China relate to the telephony systems of China Unicom to which such Joint Ventures provide funding and services.

The Company's financial statements consolidate only the accounts and results of operations of 16 of the Communications Group's 47 operating Joint Ventures at March 31, 1999. Investments in other companies and Joint Ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See Notes 2 and 3 to the "Notes to Consolidated Condensed Financial Statements" of the Company, for those Joint Ventures recorded under the equity method and their summary financial information.

The Communications Group accounts for the majority of its Joint Ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the Joint Ventures, on its balance sheet. The losses recorded for the three months ended 1999 and 1998 represent the Communications Group's equity in the losses of the Joint Ventures in Eastern Europe, the FSU and China. Equity in the losses of the Joint Ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. The Communications Group recognizes the full amount of losses generated by the Joint Venture when the Communications Group is the sole funding source of the Joint Ventures.

The following table summarizes the Communications Group's Joint Ventures and subsidiaries at March 31, 1999, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such Joint Ventures and subsidiaries at March 31, 1999 (in thousands).

                                                                              AMOUNT       AMOUNT        TOTAL
                                                                            CONTRIBUTED    LOANED     INVESTED IN
                                                                             TO JOINT     TO JOINT       JOINT
                                                                COMPANY      VENTURE/     VENTURE/     VENTURE/
JOINT VENTURE (1)                                             OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY(2)
-----------------------------------------------------------  -------------  -----------  ----------  -------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia).......................................       22%        $  13,736   $       --   $    13,736
Magticom (Tbilisi, Georgia)................................       35%            2,450       17,564        20,014
Tyumenruskom (Tyumen, Russia) (3)..........................       46%            1,908        1,997         3,905
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (4)...............................................       41%            9,530       23,518        33,048
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (3) (4).............................       41%            5,046        3,429         8,475
                                                                            -----------  ----------  -------------
                                                                                32,670       46,508        79,178
                                                                            -----------  ----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                              AMOUNT       AMOUNT        TOTAL
                                                                            CONTRIBUTED    LOANED     INVESTED IN
                                                                             TO JOINT     TO JOINT       JOINT
                                                                COMPANY      VENTURE/     VENTURE/     VENTURE/
JOINT VENTURE (1)                                             OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY(2)
-----------------------------------------------------------  -------------  -----------  ----------  -------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
(Sichuan Province, China) (3) (5)..........................       54%        $  11,087   $    9,531   $    20,618
Chongqing Tai Le Feng Telecommunications Co.,
  Ltd.(Chongqing Municipality, China) (3) (5)..............       54%           13,581        2,540        16,121
Instaphone (Kazakhstan)....................................       50%               93        1,675         1,768
Caspian American Telecommunications
  (Azerbaijan) (3).........................................       38%              200        7,625         7,825
                                                                            -----------  ----------  -------------
                                                                                24,961       21,371        46,332
                                                                            -----------  ----------  -------------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia).........................       30%            2,554           --         2,554
                                                                            -----------  ----------  -------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (6)...................      100%            2,405        6,291         8,696
Viginta (Vilnius, Lithuania) (6)...........................       55%              397        3,253         3,650
ATK (Archangelsk, Russia)..................................       81%            2,053          153         2,206
Kosmos TV (Moscow, Russia).................................       50%            1,093       13,311        14,404
Baltcom TV (Riga, Latvia)..................................       50%              819       12,352        13,171
Ayety TV (Tbilisi, Georgia)................................       49%              779        8,887         9,666
Kamalak TV (Tashkent, Uzbekistan)..........................       50%              400        3,004         3,404
Sun TV (Chisinau, Moldova).................................       50%              400        7,276         7,676
Alma TV (Almaty, Karaganda, Actau and Ust-Kamenogorsk,
  Kazakhstan)..............................................       50%              222        6,394         6,616
Cosmos TV (Minsk, Belarus).................................       50%              400        4,593         4,993
Teleplus (St. Petersburg, Russia)..........................       45%              990        1,446         2,436
                                                                            -----------  ----------  -------------
                                                                                 9,958       66,960        76,918
                                                                            -----------  ----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                             AMOUNT       AMOUNT        TOTAL
                                                                           CONTRIBUTED    LOANED     INVESTED IN
                                                                            TO JOINT     TO JOINT       JOINT
                                                               COMPANY      VENTURE/     VENTURE/     VENTURE/
JOINT VENTURE (1)                                            OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY(2)
-----------------------------------------------------------  ------------  -----------  ----------  -------------
PAGING
Baltcom Paging (Tallinn, Estonia) (6)......................      85%        $   3,715   $    2,741   $     6,456
CNM (Romania) (6)..........................................      54%              490       13,129        13,619
Paging One Services (Austria) (6)..........................      100%           1,036       11,661        12,697
Eurodevelopment (Ukraine) (6)..............................      51%            1,000        1,448         2,448
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)..............................................      50%              435        2,046         2,481
Mobile Telecom (Russia) (6)................................      50%            7,277          200         7,477
Baltcom Plus (Riga, Latvia) (8)............................      50%               --           --            --
Paging One (Tbilisi, Georgia) (8)..........................      45%               --           --            --
Raduga Poisk (Nizhny Novgorod, Russia) (8).................      45%               --           --            --
PT Page (St. Petersburg, Russia) (8).......................      40%               --           --            --
Kazpage (Kazakhstan) (8) (9)...............................     26-41%             --           --            --
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (8).....      50%               --           --            --
Paging Ajara (Batumi, Georgia) (8).........................      35%               --           --            --
                                                                           -----------  ----------  -------------
                                                                               13,953       31,225        45,178
                                                                           -----------  ----------  -------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (6).....................      100%           8,107        1,027         9,134
SAC (Moscow, Russia) (6)...................................      83%              631        2,560         3,191
Radio Skonto (Riga, Latvia) (6)............................      55%              302           --           302
Radio One (Prague, Czech Republic) (6).....................      80%              627          495         1,122
NewsTalk Radio (Berlin, Germany) (6).......................      85%            2,758        6,596         9,354
Radio Vladivostok, (Vladivostok, Russia) (6)...............      51%              267           58           325
Country Radio (Prague, Czech Republic) (6).................      85%            2,043           --         2,043
Radio Georgia (Tbilisi, Georgia) (6) (10)..................      51%              705          179           884
Radio Katusha (St. Petersburg, Russia) (6) (10)............      75%              464          705         1,169
Radio Nika (Socci, Russia).................................      51%              260           --           260
AS Trio LSL (Tallinn, Estonia) (10)........................      49%            1,536          395         1,931
                                                                           -----------  ----------  -------------
                                                                               17,700       12,015        29,715
                                                                           -----------  ----------  -------------
OTHER (12)
Spectrum (Kazakhstan) (8)..................................      33%               --           --            --
                                                                           -----------  ----------  -------------
TOTAL......................................................                 $ 101,796   $  178,079   $   279,875
                                                                           -----------  ----------  -------------
                                                                           -----------  ----------  -------------

------------------------------

(1) Each parenthetical notes the area of operations for each operational Joint Venture or the area for which each pre-operational Joint Venture is licensed.

(2) Total investment does not include any income or losses.

(3) Pre-operational systems as of March 31, 1999.

(4) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom (a Chinese telecommunications operator) of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator.

(5) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications are supporting the development by China Unicom of fixed-line, PSTN's in Sichuan Province and Chongqing Municipality, China, respectively. Both Joint Ventures provide financing, technical assistance and consulting services to the Chinese operator. In January 1999, the fixed wireline telephony systems in Sichuan and Chongqing commenced commercial operations.

(6) Results of operations are consolidated with the Company's financial statements.

(7) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made on February 14, 2000 and February 14, 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

(8) Balances reflect write down of investment.

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

(10) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

(11) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. The Communications Group retained Protocall Ventures Limited's ownership interest in Spectrum

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table summarizes by country the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's Joint Ventures and subsidiaries at March 31, 1999 (in thousands):

                                                        AMOUNT                  AMOUNT                 TOTAL
                                                      CONTRIBUTED               LOANED                INVESTED
                                                       TO JOINT                TO JOINT               IN JOINT
                                                       VENTURE/                VENTURE/               VENTURE/
COUNTRY                                               SUBSIDIARY       %      SUBSIDIARY      %      SUBSIDIARY      %
----------------------------------------------------  -----------  ---------  ----------  ---------  ----------  ---------
Austria.............................................   $   1,036         1.0  $   11,661        6.6  $   12,697        4.5
Azerbaijan..........................................         200         0.2       7,625        4.3       7,825        2.8
Belarus.............................................         400         0.4       4,593        2.6       4,993        1.8
Czech Republic......................................       2,670         2.6         495        0.3       3,165        1.1
Estonia.............................................       5,251         5.2       3,136        1.8       8,387        3.0
Georgia.............................................       6,488         6.4      26,630       14.9      33,118       11.8
Germany.............................................       2,758         2.7       6,596        3.7       9,354        3.4
Hungary.............................................       8,107         8.0       1,027        0.6       9,134        3.3
Kazakhstan..........................................         315         0.3       8,069        4.5       8,384        3.0
Latvia..............................................      14,857        14.6      12,352        6.9      27,209        9.7
Lithuania...........................................         397         0.4       3,253        1.8       3,650        1.3
Moldova.............................................         400         0.4       7,276        4.1       7,676        2.7
People's Republic of China..........................      39,244        38.5      39,018       21.9      78,262       28.0
Romania.............................................       2,895         2.8      19,420       10.9      22,315        8.0
Russia..............................................      14,943        14.7      20,430       11.5      35,373       12.6
Ukraine.............................................       1,000         1.0       1,448        0.8       2,448        0.9
Uzbekistan..........................................         835         0.8       5,050        2.8       5,885        2.1
                                                      -----------  ---------  ----------  ---------  ----------  ---------
                                                       $ 101,796       100.0  $  178,079      100.0  $  279,875      100.0
                                                      -----------  ---------  ----------  ---------  ----------  ---------
                                                      -----------  ---------  ----------  ---------  ----------  ---------

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

The following tables set forth operating results for the three months ended March 31, 1999 and 1998, for the Company's Communications Group's two segments and the lawn and garden products segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                                             COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE
                                                                                  FORMER SOVIET UNION
                                                            ---------------------------------------------------------------
                                                                                      INTERNATIONAL
                                                             CELLULAR                   AND LONG
                                                             TELECOM-       FIXED       DISTANCE        CABLE
                                                            MUNICATIONS   TELEPHONY     TELEPHONY    TELEVISION    PAGING
                                                            -----------  -----------  -------------  -----------  ---------
COMBINED
Revenues..................................................   $   8,956    $      20     $   6,149     $   7,981   $   4,771
Depreciation and amortization.............................       2,916           15           526         3,455         466
Operating income (loss)...................................        (454)        (106)        1,141        (1,160)       (877)

CONSOLIDATED
Revenues..................................................          --           --            --         1,248         944
Gross profit..............................................
Depreciation and amortization.............................          --           --            --           443         291
Operating income (loss)...................................          --           --            --           (58)     (1,153)

UNCONSOLIDATED JOINT VENTURES
Revenues..................................................       8,956           20         6,149         6,733       3,827
Depreciation and amortization.............................       2,916           15           526         3,012         175
Operating income (loss)...................................        (454)        (106)        1,141        (1,102)        276
Net income (loss).........................................      (2,031)        (291)         (998)       (1,737)        231
Equity in income (losses) of
  unconsolidated investees (Note 2).......................        (528)        (379)         (299)         (362)        162

Foreign currency loss.....................................
Minority interest.........................................

Interest expense..........................................
Interest income...........................................
Income tax expense........................................
Net loss..................................................



                                                               RADIO       SEGMENT               COMMUNICATIONS
                                                              BROAD-        HEAD-                    GROUP -
                                                              CASTING     QUARTERS      TOTAL         CHINA        SNAPPER
                                                            -----------  -----------  ---------  ---------------  ---------
COMBINED
Revenues..................................................   $   5,892    $     227   $  33,996
Depreciation and amortization.............................         451          910       8,739
Operating income (loss)...................................        (425)      (6,486)     (8,367)
CONSOLIDATED
Revenues..................................................       5,189          227       7,608     $      --     $  60,034
Gross profit..............................................                                                           20,093
Depreciation and amortization.............................         383          910       2,027           784         1,555
Operating income (loss)...................................        (464)      (6,486)     (8,161)       (3,547)        3,319
UNCONSOLIDATED JOINT VENTURES
Revenues..................................................         703           --      26,388         1,012
Depreciation and amortization.............................          68           --       6,712           682
Operating income (loss)...................................          39           --        (206)           52
Net income (loss).........................................         (12)          --      (4,838)       (1,160)
Equity in income (losses) of
  unconsolidated investees (Note 2).......................         (14)          --      (1,420)         (265)           --
Foreign currency loss.....................................                                 (508)           --            --
Minority interest.........................................                                  293         2,176            --
Interest expense..........................................
Interest income...........................................
Income tax expense........................................

Net loss..................................................


                                                              OTHER    CONSOLIDATED
                                                            ---------  ------------
COMBINED
Revenues..................................................
Depreciation and amortization.............................
Operating income (loss)...................................
CONSOLIDATED
Revenues..................................................  $      --   $   67,642
Gross profit..............................................
Depreciation and amortization.............................          1        4,367
Operating income (loss)...................................     (1,357)      (9,746)
UNCONSOLIDATED JOINT VENTURES
Revenues..................................................
Depreciation and amortization.............................
Operating income (loss)...................................
Net income (loss).........................................
Equity in income (losses) of
  unconsolidated investees (Note 2).......................         --       (1,685)
Foreign currency loss.....................................         --         (508)
Minority interest.........................................         --        2,469
Interest expense..........................................                  (3,406)
Interest income...........................................                   1,700
Income tax expense........................................                     (94)
                                                                       ------------
Net loss..................................................              $  (11,270)
                                                                       ------------
                                                                       ------------

------------------------------

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

Note 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                             COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                            ------------------------------------------------------------------------------------
                                                         INTERNATIONAL
                                             CELLULAR      AND LONG                               RADIO                SEGMENT
                                             TELECOM-      DISTANCE        CABLE                 BROAD-                 HEAD-
                                            MUNICATIONS    TELEPHONY    TELEVISION    PAGING     CASTING     OTHER     QUARTERS
                                            -----------  -------------  -----------  ---------  ---------  ---------  ----------
COMBINED
Revenues..................................   $   4,017     $   7,049     $   7,250   $   4,729  $   6,148  $   2,825  $       87
Depreciation and amortization.............       2,302           538         3,082       1,013        335        529       1,316
Operating income (loss)...................      (2,940)        2,016        (2,952)     (3,232)     1,149     (1,102)    (10,806)

CONSOLIDATED
Revenues..................................          --            --           709         887      5,528      1,751          87
Gross profit..............................
Depreciation and amortization.............          --            --           327         559        291        251       1,316
Operating income (loss)...................          --            --          (779)     (2,857)     1,203       (128)    (10,806)

UNCONSOLIDATED JOINT VENTURES
Revenues..................................       4,017         7,049         6,541       3,842        620      1,074          --
Depreciation and amortization.............       2,302           538         2,755         454         44        278          --
Operating income (loss)...................      (2,940)        2,016        (2,173)       (375)       (54)      (974)         --
Net income (loss).........................      (4,222)        1,369        (4,015)       (880)       (66)    (1,025)         --
Equity in income (losses) of
  unconsolidated investees (Note 2).......      (1,372)          411        (2,746)       (862)       (30)      (423)         --

Foreign currency gain.....................
Minority interest.........................

Interest expense..........................
Interest income...........................
Income tax expense........................
Net loss..................................



                                                        COMMUNICATIONS
                                                            GROUP -
                                              TOTAL          CHINA        SNAPPER     OTHER    CONSOLIDATED
                                            ----------  ---------------  ---------  ---------  ------------
COMBINED
Revenues..................................  $   32,105
Depreciation and amortization.............       9,115
Operating income (loss)...................     (17,867)
CONSOLIDATED
Revenues..................................       8,962     $      --     $  51,257  $      --   $   60,219
Gross profit..............................                                  15,508
Depreciation and amortization.............       2,744           756         1,814          1        5,315
Operating income (loss)...................     (13,367)       (3,350)          864     (1,290)     (17,143)
UNCONSOLIDATED JOINT VENTURES
Revenues..................................      23,143           638
Depreciation and amortization.............       6,371           569
Operating income (loss)...................      (4,500)         (354)
Net income (loss).........................      (8,839)       (1,062)
Equity in income (losses) of
  unconsolidated investees (Note 2).......      (5,022)         (478)           --         --       (5,500)
Foreign currency gain.....................          97            --            --         --           97
Minority interest.........................          95         1,944            --         --        2,039
Interest expense..........................                                                          (5,003)
Interest income...........................                                                           3,034
Income tax expense........................                                                            (487)
                                                                                               ------------
Net loss..................................                                                      $  (22,963)
                                                                                               ------------
                                                                                               ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE
  MONTHS ENDED
  MARCH 31, 1998

LEGEND

C = Consolidated
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

The following sets forth, by line of business, the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures, the Communications Group's ownership percentage and selected income statement information for the three months ended March 31, 1999 and 1998 (in thousands):

TELEPHONY

CELLULAR TELECOMMUNICATIONS

                                                                                            MARCH 31,
                                                                                      ----------------------
JOINT VENTURE/SUBSIDIARY                                              OWNERSHIP %        1999        1998
-----------------------------------------------------------------  -----------------     -----     ---------
Baltcom GSM (Latvia).............................................             22%              E           E
Magticom (Tbilisi, Georgia)......................................             35%              E           E
Tyumenruskom (Tyumen, Russia)....................................             46%              P         N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Revenues...................................................  $   8,956  $   4,017           123%
Operating loss.............................................  $    (454) $  (2,940)          (85)%
Net loss...................................................  $  (2,031) $  (4,222)          (52)%
Equity in losses of Joint Ventures.........................  $    (528) $  (1,372)          (62)%

REVENUES. Revenues for cellular communications reflects the result of operations in Latvia and Georgia, both of which commenced operations in 1997. There is limited wireline telephone service in these markets, thus the demand for reliable and mobile telephone service is increasing. Increased revenue of $3.0 million and $1.8 million in Latvia and Georgia, respectively, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is consistent with the growth in total subscribers from 28,510 in 1998 to 65,601 in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. Included in operating losses in 1999 and 1998 were depreciation and amortization charges of $2.9 million and $2.3 million, respectively. The decreased operating loss in 1999 as compared to 1998 is a result of increasing revenue while controlling selling, general and administrative costs.

NET LOSS. Included in net losses in 1999 and 1998 was interest expense of $2.3 million and $1.1 million, respectively. The increase in interest expense in 1999 from the prior year represents additional borrowings by the Joint Ventures to fund and expand their operations.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its Joint Ventures. However, since 1998, the Communications Group recognized the full amount of losses generated by the Joint Ventures since the contributed capital of the Joint Venture had been depleted and the Communications Group was generally the sole funding source.

FIXED TELEPHONY

                                                                                            MARCH 31,
                                                                                      ----------------------
JOINT VENTURE/SUBSIDIARY                                              OWNERSHIP %        1999        1998
-----------------------------------------------------------------  -----------------     -----     ---------
Instaphone (Kazakhstan)..........................................             50%              E           P
Caspian American Telecommunications (Azerbaijan).................             38%              P         N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                          % CHANGE
                                                                   1999       1998      1999 TO 1998
                                                                 ---------  ---------  ---------------
Revenues.......................................................  $      20  $      --           N/A
Operating loss.................................................  $    (106) $      --           N/A
Net loss.......................................................  $    (291) $      --           N/A
Equity in losses of Joint Ventures.............................  $    (379) $      --           N/A

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's Joint Venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry. Included in the operating loss are depreciation charges of $15,000. Included in net loss are interest charges of $47,000.

INTERNATIONAL AND LONG DISTANCE TELEPHONY

                                                                                              MARCH 31,
                                                                                            -------------
JOINT VENTURE/SUBSIDIARY                                               OWNERSHIP %        1999         1998
------------------------------------------------------------------  -----------------     -----        -----
Telecom Georgia (Tbilisi, Georgia)................................             30%              E            E

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income, net income (loss) and equity in income (loss) of the Communications Group's investment in Telecom Georgia which is recorded under the equity method (in thousands):

                                                                                        % CHANGE
                                                                 1999       1998      1999 TO 1998
                                                               ---------  ---------  ---------------
Revenues.....................................................  $   6,149  $   7,049           (13)%
Operating income.............................................  $   1,141  $   2,016           (43)%
Net income (loss)............................................  $    (998) $   1,369           N/M
Equity in income (loss) of Joint Venture.....................  $    (299) $     411           N/M

REVENUES. International and long distance calling revenues are generated at Telecom Georgia which handles international calls inbound to and outbound from the Republic of Georgia. Revenues for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 decreased as a result of increasing competition from other international telephone service providers and the devaluation of the Georgian lari. During the quarter ended March 31, 1998, Telecom Georgia was the only entity licensed to handle international call traffic in and out of Georgia.

OPERATING INCOME. Included in operating income in 1999 and 1998 were depreciation and amortization charges of $526,000 and $538,000 respectively. Operating income in the first quarter of 1999 decreased as a result of contractual reductions in termination accounting rates in international settlement agreements for traffic with overseas carriers.

NET INCOME (LOSS). Included in net income (loss) in 1999 and 1998 were interest charges of $6,000 and $167,000, respectively. The net loss in the quarter ended March 31, 1999 as compared to the net income in the quarter ended March 31, 1998 is attributable to the significant devaluation of the Georgian lari.

EQUITY IN INCOME (LOSS) OF JOINT VENTURE. Equity in income (loss) of Joint Venture represents the Communications Group's proportionate share of Telecom Georgia's net income (loss) in 1999 and 1998.

CABLE TELEVISION

                                                                                          MARCH 31,
                                                                                    ----------------------
JOINT VENTURE/SUBSIDIARY                                             OWNERSHIP %       1999        1998
-----------------------------------------------------------------  ---------------     -----     ---------
Romsat Cable TV (Bucharest, Romania).............................           100%             C           C
Viginta (Vilnius, Lithuania).....................................            55%             C           C
ATK (Archangelsk, Russia)........................................            81%             C         N/A
Kosmos TV (Moscow, Russia).......................................            50%             E           E
Baltcom TV (Riga, Latvia)........................................            50%             E           E
Ayety TV (Tbilisi, Georgia)......................................            49%             E           E
Kamalak TV (Tashkent, Uzbekistan)................................            50%             E           E
Sun TV (Chisinau, Moldova).......................................            50%             E           E
Alma TV (Almaty, Kazakhstan).....................................            50%             E           E
Cosmos TV (Minsk, Belarus).......................................            50%             E           E
Teleplus (St. Petersburg, Russia)................................            45%             E           P

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for cable television (in thousands):

                                                                                         % CHANGE
                                                                  1999       1998      1999 TO 1998
                                                                ---------  ---------  ---------------
Revenues......................................................  $   1,248  $     709            76%
Operating loss................................................  $     (58) $    (779)          (93)%

REVENUES. The revenue increases from cable television consolidated subsidiaries and Joint Ventures for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998, were the result of increases of $322,000 and $112,000 at the operations in Romania and Lithuania, respectively, as well as the acquisition of a system in the Archangelsk region of Russia.

OPERATING LOSS. Included in operating losses in 1999 and 1998 were depreciation and amortization charges of $443,000 and $327,000, respectively. The decreased operating loss for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 reflects the successful implementation of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package to a system in Romania that was acquired during the first quarter of 1998.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Company's investment in unconsolidated Joint Ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Revenues...................................................  $   6,733  $   6,541             3%
Operating loss.............................................  $  (1,102) $  (2,173)          (49)%
Net loss...................................................  $  (1,737) $  (4,015)          (57)%
Equity in losses of Joint Ventures.........................  $    (362) $  (2,746)          (87)%

REVENUES. During the first quarter of 1999 as compared to the first quarter of 1998, revenues increased at the cable operations in Almaty, Kazakhstan and Minsk, Belarus by approximately $400,000 and $419,000 respectively, and were offset by decreases of $281,000, $273,000 and $201,000 experienced at the operations in Moscow, Russia, Tashkent, Uzbekistan and Chisinau, Moldova, respectively as well as the devaluation of the Russian rouble. The Communications Group is intentionally slowing the growth of its Joint Venture in Belarus, as a result of regulations instituted by various governmental ministries which may adversely affect the operations of the venture

OPERATING LOSS. Included in operating losses in 1999 and 1998 were depreciation and amortization charges of $3.0 million and $2.7 million, respectively. The improvements in operating results reflect the fact that certain operating costs are fixed and the number of subscribers increased, reducing the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
NET LOSS. Included in net losses in 1999 and 1998 was interest expense of $1.2 million and $1.0 million, respectively. The increase in interest expense in 1999 relates to additional borrowings by the Joint Ventures to fund and expand their operations. The decreased net loss is comprised of improved results at the operations in Moscow, Russia, Riga, Latvia and Almaty, Kazakstan of approximately $322,000, $1.4 million and $431,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its Joint Ventures. However, for 1999 and 1998, the Communications Group recognized the full amount of losses generated in certain Joint Ventures since the contributed capital of the Joint Venture has been depleted and the Communications Group was generally the sole funding source.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Revenues...................................................  $   7,981  $   7,250            10%
Depreciation and amortization..............................  $  (3,455) $  (3,082)          (12)%
Operating loss.............................................  $  (1,160) $  (2,952)          (61)%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, subscriber growth and revenue increases in 1999 were the result of further implementation of the strategy by which buildings were wired in advance and targeted for a lower priced, broader band program package. Total subscribers increased from 255,116 in 1998 to 374,537 in 1999. In 1999, the improvement in operating results reflects the favorable relationship between certain fixed operating costs and the increase in subscribers as described above, combined with cost savings achieved through economies of scale resulting in advantageous contract renegotiations with programmers and other suppliers.

PAGING

OVERVIEW. In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that should not require significant additional funding for its operation. It is anticipated that under the revised plan the Communications Group's paging business operating losses will decrease significantly. The Company has adjusted its investment in certain paging operations which were recorded under the equity method to zero, and unless it provides future funding, will no longer record

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) its proportionate share of any future net losses of these investees and is reflected in the following table as E*.

                                                                                                          MARCH 31,
                                                                                                     --------------------
JOINT VENTURE/SUBSIDIARY                                                               OWNERSHIP %     1999       1998
-------------------------------------------------------------------------------------  ------------  ---------  ---------
Paging One Services (Austria)........................................................         100%           C          C
Baltcom Paging (Tallinn, Estonia)....................................................          85%           C          C
CNM (Romania)........................................................................          54%           C          C
Eurodevelopment (Ukraine)............................................................          51%           C        N/A
Kamalak Paging (Tashkent, Samarkand, Bukhara and
Andijan, Uzbekistan).................................................................          50%           E          E
Mobile Telecom (Russia)..............................................................          50%           E        N/A
Baltcom Plus (Riga, Latvia)..........................................................          50%           E*         E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)...................................          50%           E*         E
Paging One (Tbilisi, Georgia)........................................................          45%           E*         E
Raduga Poisk (Nizhny Novgorod, Russia)...............................................          45%           E*         E
PT Page (St. Petersburg, Russia).....................................................          40%           E*         E
Kazpage (Kazakhstan).................................................................       26-41%           E*         E
Paging Ajara (Batumi, Georgia).......................................................          35%           E*         E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for paging (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Revenues...................................................  $     944  $     887             6%
Operating loss.............................................  $  (1,153) $  (2,857)          (60)%

REVENUES. The increase in revenues in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 is attributable to the acquisition during the fourth quarter of 1998 of a paging operation in Ukraine, offset by a decrease at the operation in Estonia.

OPERATING LOSS. Included in operating loss in 1999 and 1998 were depreciation and amortization charges of $291,000 and $559,000, respectively. The decreased operating loss for the quarter ended March 31, 1999 is partially attributable to the sale during the quarter of inventory and material relating to a promotional campaign in Romania that was written off at December 31, 1998. Additionally, during the quarter ended March 31, 1998, increased marketing, advertising, technical and distribution expenses were incurred to introduce calling party pays service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                        % CHANGE
                                                                 1999       1998      1999 TO 1998
                                                               ---------  ---------  ---------------
Revenues.....................................................  $   3,827  $   3,842        --
Operating income (loss)......................................  $     276  $    (375)       N/M
Net income (loss)............................................  $     231  $    (880)       N/M
Equity in income (losses) of Joint Ventures..................  $     162  $    (862)       N/M

REVENUES. The change in revenue for the quarter ended March 31, 1999 as compared to March 31, 1998 is attributable to the acquisition, during the third quarter of 1998, of an operation in Moscow, Russia, which generated revenue of $3.3 million for the three months ended March 31, 1999, offset by the effect of discontinuing the application of the equity method of accounting to those investments which were written down to zero at December 31, 1998.

OPERATING INCOME (LOSS). Included in operating income (loss) in 1999 and 1998 were depreciation and amortization charges of $175,000 and $454,000, respectively.

NET INCOME (LOSS). Included in net income (loss) in the three months ended March 31, 1999 and March 31, 1998 were interest expenses of $39,000 and $171,000, respectively. The operating income and net income for the three months ended March 31, 1999 as compared to the net loss for the three months ended March 31, 1998 is attributable to the acquisition, as noted above, of an operation in Moscow, Russia, and by the effect of discontinuing the application of the equity method of accounting to those investments which were written down to zero at December 31, 1998.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its Joint Ventures, however, for 1998, the Communications Group recognized the full amount of losses generated by the Joint Ventures since the contributed capital of the Joint Venture had been depleted and the Communications Group was generally the sole funding source. During 1998, the Company adjusted its investments in certain paging operations which were recorded under the equity method to zero, and as noted above, unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                       % CHANGE
                                                                1999       1998      1999 TO 1998
                                                              ---------  ---------  ---------------
Revenues....................................................  $   4,771  $   4,729             1%
Depreciation and amortization...............................  $    (466) $  (1,013)         (54)%
Operating loss..............................................  $    (877) $  (3,232)         (73)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ANALYSIS OF COMBINED RESULTS OF OPERATIONS. Total subscribers increased from 64,975 in 1998 to 113,379 in 1999. Revenues of investments written off at December 31, 1998 are not included in the results of the unconsolidated or combined Joint Ventures above. Subscribers reported in 1999 does not include 35,430 subscribers of these investments. Calling party pays subscribers are not included in the subscriber count. Decreases in operating loss in 1999 were due to the implementation during the quarter ended March 31, 1999 of the Communications Group's revised operating plan.

RADIO BROADCASTING

                                                                                            MARCH 31,
                                                                                          -------------
JOINT VENTURE/SUBSIDIARY                                              OWNERSHIP %       1999         1998
------------------------------------------------------------------  ---------------     -----        -----
Radio Juventus (Budapest, Hungary)................................           100%             C            C
Country Radio (Prague, Czech Republic)............................            85%             C            P
NewsTalk Radio (Berlin, Germany)..................................            85%             C            C
SAC (Moscow, Russia)..............................................            83%             C            C
Radio One (Prague, Czech Republic)................................            80%             C            C
Radio Katusha (St. Petersburg, Russia)............................            75%             C            E
Radio Skonto (Riga, Latvia).......................................            55%             C            C
Radio Vladivostok, (Vladivostok, Russia)..........................            51%             C            P
Radio Georgia (Tbilisi, Georgia)..................................            51%             C            P
Radio Nika (Socci, Russia)........................................            51%             E            E
AS Trio LSL (Tallinn, Estonia)....................................            49%             E            E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income (losses) for radio broadcasting (in thousands):

                                                                                        % CHANGE
                                                                 1999       1998      1999 TO 1998
                                                               ---------  ---------  ---------------
Revenues.....................................................  $   5,189  $   5,528       (6)%
Operating income (loss)......................................  $    (464) $   1,203        N/M

REVENUES. The decrease in revenues in the three months ended ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily comprised of a decrease of $689,000 at the radio operation in Hungary offset by revenues of $427,000 generated at the operation in the Czech Republic, which was purchased in the first quarter of 1998. The decrease in revenues at the radio operation in Hungary was the result of increased competition from television and from a new national radio network and the devaluation of the Hungarian forint.

OPERATING INCOME (LOSS). Included in operating income (loss) in 1999 and 1998 were depreciation and amortization charges of $383,000 and $291,000, respectively. The operating loss for the quarter ended March 31, 1999 as compared to the operating income for the quarter ended March 31, 1998 is primarily attributable to an increased loss of approximately $457,000 at the radio station in Berlin, Germany coupled with a $1.2 million decrease in operating income at the radio station in Budapest, Hungary. At the Berlin station, increased programming and other expenses associated with the News Talk format account for the loss. The News Talk format has higher start up costs than traditional music

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) radio stations. The decrease in revenues at the station in Hungary, as noted above, combined with increased advertising costs, account for the decrease in operating income.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                          % CHANGE
                                                                    1999       1998     1999 TO 1998
                                                                  ---------  ---------  ------------
Revenues........................................................  $     703  $     620      13%
Operating income (loss).........................................  $      39  $     (54)     N/M
Net loss........................................................  $     (12) $     (66)    (82)%
Equity in losses of Joint Ventures..............................  $     (14) $     (30)    (53)%

REVENUES. The increase in revenues in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 is primarily attributable to the purchase of an additional station at the radio operation in Tallinn, Estonia.

OPERATING INCOME (LOSS). Included in operating income (loss) in 1999 and 1998 were depreciation and amortization charges of $68,000 and $44,000, respectively. The operating income in 1999 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop existing audience share and revenue base.

NET LOSS. Included in net loss in 1999 and 1998 were interest charges of $11,000 and $5,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its Joint Ventures. However, since 1996, the Communications Group recognized the full amount of losses generated by the Joint Ventures since the contributed capital of the Joint Venture had been depleted and the Communications Group was generally the sole funding source.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating income (loss) on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                        % CHANGE
                                                                 1999       1998      1999 TO 1998
                                                               ---------  ---------  ---------------
Revenues.....................................................  $   5,892  $   6,148            (4)%
Depreciation and amortization................................  $    (451) $    (335)           35%
Operating income (loss)......................................  $    (425) $   1,149        N/M

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, decreases in the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 are primarily due to lower operating income at the station in Hungary and increased losses at the radio station in Berlin, Germany, partially offset by the addition of a station in Tallinn, Estonia.

OTHER

OVERVIEW. In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. Additionally, the Company has adjusted its investment in Spectrum to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of this investment and is reflected in the following table as E*.

                                                                                           MARCH 31,
                                                                                      --------------------
JOINT VENTURE/SUBSIDIARY                                              OWNERSHIP %       1999       1998
-----------------------------------------------------------------  -----------------  ---------  ---------
Spectrum (Kazakhstan)............................................             33%            E*      E
Protocall Ventures Ltd...........................................                           N/A        C/E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income
(loss) for trunked mobile radio (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Revenues...................................................  $  --      $   1,751           N/A
Operating loss.............................................  $  --      $    (128)          N/A

REVENUES AND OPERATING LOSS. Operations of the consolidated trunked mobile radio ventures for the quarter ended March 31, 1998 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium. In July 1998, the Communications Group sold its investment in Protocall Ventures Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated Joint Ventures, which are recorded under the equity method (in thousands):

                                                                                     % CHANGE
                                                              1999       1998      1999 TO 1998
                                                            ---------  ---------  ---------------
Revenues..................................................  $  --      $   1,074           N/A
Operating loss............................................  $  --      $    (974)          N/A
Net loss..................................................  $  --      $  (1,025)          N/A
Equity in losses of Joint Ventures........................  $  --      $    (423)          N/A

REVENUES, OPERATING LOSS AND NET LOSS. Included in operating loss in the quarter ended March 31, 1998 were depreciation and amortization charges of $278,000 and interest charges of $69,000. Results for the quarter ended March 31, 1998, include results of Protocall Ventures' equity investments as well as results of Spectrum. As has been noted, the Communications Group sold its interest in Protocall Ventures in July 1998. Additionally, the Company's interest in Spectrum was written off during the fourth quarter of 1998.

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

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and Joint Ventures (in thousands):

                                                                                         % CHANGE
                                                                  1999       1998      1999 TO 1998
                                                                ---------  ---------  ---------------
Revenues......................................................  $      --  $   2,825           N/A
Depreciation and amortization.................................  $      --  $    (529)          N/A
Operating loss................................................  $      --  $  (1,102)          N/A

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, in July 1998 the Communications Group sold its investment in Protocall Ventures, and at December 31, 1998 has written down the investment in Spectrum to zero.

SEGMENT HEADQUARTERS

The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                                      % CHANGE
                                                              1999        1998      1999 TO 1998
                                                            ---------  ----------  ---------------
Revenues..................................................  $     227  $       87           161%
Operating loss............................................  $  (6,486) $  (10,806)          (40)%

REVENUES. The increased revenue from 1998 to 1999 reflects an increase in programming and management fee revenues from the Communications Group's unconsolidated subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. Included in operating losses in 1999 and 1998 were depreciation and amortization charges of $910,000, and $1.3 million, respectively. The decreased operating loss from 1998 to 1999 is primarily a result of reductions to headcount made in the fourth quarter of 1998, and the ensuing decreases in salary, employee benefits and travel expenses. These reductions were made in accordance with the Communications Group's plan to decrease corporate management and administration operating expenses.

The following table sets forth minority interest and foreign currency gain
(loss) for the consolidated operations of the Communications Group--Eastern Europe and the Republics of the Former
Soviet Union.

                                                                                            % CHANGE
                                                                    1999        1998      1999 TO 1998
                                                                  ---------     -----     -------------
Foreign currency gain (loss)....................................  $    (137)  $      97        N/M
Minority interest...............................................  $     293   $      95          208%

FOREIGN CURRENCY GAIN (LOSS) AND MINORITY INTEREST. For the three months ended March 31, 1999 and 1998, foreign currency gain (loss) includes losses from consolidated Joint Ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the Joint Ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the transaction differences resulting from the use of these different rates. For the three months ended March 31, 1999 and 1998, minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and Joint Ventures to its minority ownership interest. The increase in 1999 represents the allocation of losses from Telcell Wireless, LLC, a subsidiary of MITI that owns the interest in Magticom Limited.

COMMUNICATIONS GROUP--CHINA

                                                                                                                MARCH 31,
                                                                                                               -----------
JOINT VENTURE/SUBSIDIARY                                                                       OWNERSHIP %        1999
------------------------------------------------------------------------------------------  -----------------     -----
CELLULAR TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City, China)...........................             70%              E
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo Municipality, China)..................             70%              P
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan Province, China)................             92%              P
Chongqing Tai Le Feng Telecommunications Co., Ltd. (Chongqing Municipality, China)........             92%              P


JOINT VENTURE/SUBSIDIARY                                                                      1998
------------------------------------------------------------------------------------------  ---------
CELLULAR TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City, China)...........................      E
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo Municipality, China)..................     N/A
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan Province, China)................      P
Chongqing Tai Le Feng Telecommunications Co., Ltd. (Chongqing Municipality, China)........      P

                                                                                  DISTRIBUTABLE
                                                                                   CASH FLOW %
CHINA UNICOM PROJECT                                                            TO JOINT VENTURE
-----------------------------------------------------------------------------  -------------------
Ningbo Project I.............................................................              73%
Ningbo Project II............................................................              73%
Sichuan Province.............................................................              78%
Chongqing Municipality.......................................................              78%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
JOINT VENTURE INFORMATION

                                                                               THREE MONTHS ENDED MARCH 31, 1999
                                                                 -------------------------------------------------------------
                                                                   NINGBO       NINGBO       SICHUAN     CHONGQING
                                                                     JV          JV II         JV           JV         TOTAL
                                                                 -----------  -----------  -----------  -----------  ---------
Revenues.......................................................   $     988    $      --    $      --    $      24   $   1,012
Depreciation and amortization..................................   $    (608)   $      --    $     (16)   $     (58)  $    (682)
Operating income (loss)........................................   $     293    $     (15)   $     (83)   $    (143)  $      52
Net loss.......................................................   $    (569)   $     (51)   $    (317)   $    (223)  $  (1,160)
Equity in losses of Joint Ventures.............................   $     (16)   $      (8)   $     (93)   $    (148)  $    (265)

                                                                                 THREE MONTHS ENDED MARCH 31, 1998
                                                                          ------------------------------------------------
                                                                            NINGBO       SICHUAN     CHONGQING
                                                                              JV           JV           JV         TOTAL
                                                                          -----------  -----------  -----------  ---------
Revenues................................................................   $     638    $      --    $      --   $     638
Depreciation and amortization...........................................   $    (560)   $      (9)   $      --   $    (569)
Operating income (loss).................................................   $      47    $    (169)   $    (232)  $    (354)
Net loss................................................................   $    (668)   $    (162)   $    (232)  $  (1,062)
Equity in losses of Joint Ventures......................................   $    (115)   $    (149)   $    (214)  $    (478)

The following table sets forth operating loss, equity in losses of Joint Ventures and minority interests for the Communications Group's various telephony-related in China (in thousands):

                                                                                      % CHANGE
                                                               1999       1998      1999 TO 1998
                                                             ---------  ---------  ---------------
Operating loss.............................................  $  (3,547) $  (3,350)            6%
Equity in losses of Joint Ventures.........................  $    (265) $    (478)          (45)%
Minority interests.........................................  $   2,176  $   1,944            12%

OPERATING LOSS. The operating loss increased $197,000 to $3.5 million for the three months ended March 31, 1999 as compared to the same period in 1998. The increase in operating loss is principally attributable to the increase in selling, general and administrative expenses by $170,000. The increase relates to expenses associated with employee compensation in 1999. The Company launched two new Joint Ventures, Chongqing Tai Le Feng Telecommunications Co., Ltd. and Ningbo Ya Lian Telecommunications Co., Ltd., each of which necessitated recruitment of additional support staff. The wireline telephone network project in China began actual network construction in early 1998 and launched commercial service in January 1999. Expansion of the Ningbo City GSM network was undertaken with the Company's Chinese partners during the second half of 1998 and the first quarter of 1999. These measures necessitated recruitment of additional engineering staff to support the activities. Finally, the Company undertook an aggressive effort in 1998 to secure additional projects in China, including due diligence and discussion of draft documentation of Joint Venture contracts with several potential partners. This necessitated expansion of the Company's business development staff during 1998. Some 1998 staff expansions have since been offset by outplacement of employees no longer required for continuing operations, and all separation related costs have been expensed in the first quarter of 1999. Depreciation and amortization expenses are approximately the same as the prior year.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's Joint Ventures in China amounted to $265,000 in 1999 as compared to $478,000 in 1998. The majority of the 1999 and 1998 losses arise from the absence of any Joint Venture revenues during the pre-operational state of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) the projects each venture supports. The Joint Ventures in the pre-operational stage contributed $241,000 and $363,000 of the 1999 and 1998 losses, respectively. The Company's wireline telephone network Joint Venture in Sichuan Province and the Chongqing Municipality remained in a pre-operational state until the commercial service launch in January 1999. The Company's operational ventures in China during the fourth quarter of 1998, supporting the Ningbo City and Ninbgo Municipality GSM network, recorded losses of $24,000 in 1999 and $115,000 in 1998. The Ningbo City project generated $988,000 in year to date 1999 revenues to the Joint Ventures, but this was not yet sufficient to overcome the Joint Ventures' $1.5 million of the amortization and interest expenses during the same period. Amortization and interest accounted for 94% of the Joint Ventures' total expenses. These expenses will remain essentially constant as the Joint Ventures' revenues grow.

MINORITY INTERESTS. For the three months ended March 31, 1999 and 1998, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

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

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery by the economies of the Russian Federation and other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in the Russian Federation and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Company's Joint Ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Company expects that these problems will negatively affect certain of its cable television, telephony, radio broadcasting and paging ventures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

The following table sets forth Snapper's results of operations for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                                 % CHANGE
                                                          1999       1998      1999 TO 1998
                                                        ---------  ---------  ---------------
Revenues..............................................  $  60,034  $  51,257            17%
Gross profit..........................................  $  20,093  $  15,508            30%
Operating income......................................  $   3,319  $     864           284%

REVENUES. Snapper's 1999 first quarter sales were $60.0 million as compared to $51.3 million in 1998. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Current year sales were higher due primarily to an increase of $6.2 million snowthrower sales due to heavy snow in the Midwest in January.

GROSS PROFIT. Gross profit during 1999 was $20.1 million as compared to $15.5 million in 1998. The lower gross profit in 1998 was due to lower sales noted above, as well as sales of older equipment during the quarter at incentive pricing to assist eliminating older inventory acquired from distributor inventory repurchases during 1997.

OPERATING INCOME. Operating income was $3.3 million in 1999 as compared to $864,000 in 1998. The current year operating income increased due to additional sales and higher gross profit margins as noted above. The current year operating income was negatively impacted by a $1.8 million judgment related to a lawsuit filed by a former distributor.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                                                                   % CHANGE
                                                           1999       1998       1999 TO 1998
                                                         ---------  ---------  -----------------
Operating loss.........................................  $  (1,357) $  (1,290)             5%

OPERATING LOSS. For the three months ended March 31, 1999 and 1998, Corporate Headquarters had general and administrative expenses of approximately $1.4 million and $1.3 million, respectively. Corporate headquarters includes general and administrative expenses.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                                 % CHANGE
                                                         1999        1998      1999 TO 1998
                                                      ----------  ----------  ---------------
Interest expense....................................  $   (3,406) $   (5,003)          (32)%
Interest income.....................................  $    1,700  $    3,034           (44)%
Income tax expense..................................  $      (94) $     (487)       N/M
Net loss............................................  $  (11,270) $  (22,963)          (51)%

INTEREST EXPENSE. Interest expense decreased $1.6 million to $3.4 million for the three months ended March 31, 1999. The decrease in interest was due to the repayment of debt at Corporate Headquarters and the Communications Group, and a decrease in borrowings at Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
INTEREST INCOME. Interest income decreased $1.3 million to $1.7 million in 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company.

INCOME TAX EXPENSE. For the three months ended March 31, 1999 and 1998, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $3.9 million and $7.9 million, respectively. The income tax benefit in 1999 and 1998 was reduced principally by losses attributable to foreign operations, equity losses in Joint Ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 1999 and 1998 reflects foreign taxes in excess of the federal credit.

NET LOSS. Net loss decreased to $11.3 million for the three months ended March 31, 1999 from $23.0 million for the three months ended March 31, 1998. The decrease in operating loss and net loss in 1999 is primarily from a reduction in the Communications Group's operating loss and equity in losses of unconsolidated investees in the current year, $5.0 million and $3.8 million, respectively, and an increase in the operating income of Snapper in the current year of $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its Joint Ventures. Such funding requirements are based on the anticipated funding needs of its Joint Ventures and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's Joint Ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper. The Company, at its discretion, can make dividend payments on its 7 1/4% Cumulative Convertible Preferred Stock ("Preferred Stock") in either cash or Common Stock. If the Company elects to continue to pay the dividend in cash, the annual cash requirement will be $15.0 million. During 1998, the Company paid its four quarterly dividends of the Preferred Stock in cash. On March 15, 1999 the Company paid the quarterly dividend on the Preferred Stock in cash.

Since each of the Communications Group's Joint Ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Management believes that its long-term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's Joint Ventures achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

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

Credit agreements between the Joint Ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the Joint Venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its Joint Venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the Joint Venture and the right to approve the annual business plan of the Joint Venture. Advances under the credit agreements are made to the Joint Ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 1999, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $214.9 million, of which $52.2 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the Joint Venture's business plan. To the extent that the Communications Group does not approve a Joint Venture's business plan, the Communications Group is not required to provide funds to the Joint Venture under the credit line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The Communications Group's consolidated and unconsolidated Joint Ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. Management's current plans with respect to the Joint Ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for cable television and radio broadcasting and by offering additional services and options for telephony services. By offering the large local populations of the countries in which the Joint Ventures operate desired services at attractive prices, management believes that the Joint Ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in the price performance of telephony technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting Joint Ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the Joint Ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the Joint Ventures will pay dividends or will return capital at any time.

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

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM, entered into certain agreements with the European Bank for Reconstruction and Development ("EBRD") pursuant to which the EBRD agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to EBRD funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by EBRD which amount has been provided. In August 1998, the EBRD and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Nortel. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Nortel, if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the EBRD in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Nortel plus interest payable on the financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

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

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. ("Motorola") pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $15.0 million. Interest on the financed amount accrues at 6-month LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%.

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

As part of the transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., ("AIG") which requires AIG to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) to seven times the EBITDA of CAT minus debt, as defined, multiplied by AIG's percentage ownership interest.

As part of its investment in Tyumenruskom announced in November 1998, the Communications Group agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. ("Ericsson") for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned Joint Venture, Tyumenruskom. Tyumenruskom is purchasing a Digital Advanced Mobile Phone System ("DAMPS") cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has agreed to make a $1.7 million equity contribution to Tyumenruskom and to lend the Joint Venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

The license pursuant to which the Communications Group's radio Joint Venture in Hungary, Radio Juventus, was renewed on January 1, 1999 for a period of 8 years. The license fee to be paid over the term of the license is approximately $8.0 million in Hungarian forints adjusted for inflation.

CHINA

Sichuan JV is party to a Network System Cooperation Contract dated May 1996 with China Unicom (the "STLF Contract"). The STLF Contract covers the funding, construction and development of a fixed line PSTN providing local telephone service in cities within Sichuan Province (as its borders were defined in May
1996) and long distance telephone service among those cities (the "PSTN Network"). The initial project ("Phase 1") covered by the STLF Contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the STLF Contract will expand services to one million local telephone lines in cities throughout Sichuan Province (as its borders were defined in May 1996), and will construct fiber optic long distance facilities among these cities. The STLF Contract has a cooperation term of twenty-five years.

Subsequent to the signing of the STLF Contract, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. Chongqing JV subsequently assumed certain obligations and rights associated with the STLF Contract with respect to the Chongqing Municipality through an agreement between Sichuan JV and Chongqing JV and endorsed by China Unicom. Under the terms of the amended STLF Contract, Sichuan JV and Chongqing JV are each responsible for providing China Unicom with the capital to develop the Phase 1 PSTN Network within Sichuan Province and Chongqing Municipality respectively.

Sichuan JV and Chongqing JV may also provide additional capital for China Unicom's later expansion of the PSTN Network within and between Sichuan Province and Chongqing Municipality up to a capacity of one million total subscribers. China Unicom is responsible for construction, operation, management and maintenance of the PSTN Network. Sichuan JV and Chongqing JV provide financing, consulting and technical support services to China Unicom in exchange for receiving 78% of distributable cash flow from China Unicom's PSTN and long distance operations within and between Sichuan Province and Chongqing Municipality for a 25-year period, payable semi-annually.

In December 1997, Sichuan JV and Chongqing JV entered into a Phase 1 loan with Northern Telecom Communications ("Nortel") for the purchase of up to $20.0 million of Nortel equipment during Phase 1. The Company secured the Phase 1 loan repayment with a $20.0 million letter of credit. Nortel had the right to draw on the $20.0 million letter of credit in January and July of 1999 for amounts due

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Nortel at such times for Phase 1 equipment purchases. In December 1998, Nortel, Sichuan JV, Chongqing JV, China Unicom and the Company executed a settlement of various outstanding matters pertaining to this Phase 1 loan. Under this settlement, except for amounts owed for equipment and interest of $3.4 million which are payable in July 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreements between Nortel and the Joint Ventures were terminated. The $20.0 million letter of credit associated with the Phase 1 loan agreement was reduced to $3.4 million and Nortel has the right to draw on the $3.4 million in July 1999. Commercial service was launched on the Phase 1 network in January 1999.

The estimated total investment for Phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing Municipality. As of March 31, 1999 AAT has contributed in registered capital and loans $20.4 million and $16.1 million to Sichuan JV and Chongqing JV, respectively.

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

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the NUT Contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality (the "Ningbo Expansion Agreement"). The expansion work will be undertaken as a separate project, and will provide capacity for an additional 25,000 GSM subscribers within Ningbo Municipality (the "Phase 2 GSM Network"). The terms of the Ningbo Expansion Agreement match those of the underlying NUT Contract, however, the Ningbo Expansion Agreement will have its own cooperation period of fifteen years. In the Ningbo Expansion Agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the Phase 2 GSM Network project. Ningbo JV assigned all of its rights and obligations under the Ningbo Expansion Agreement regarding the Phase 2 GSM Network to Ningbo JV II. The feasibility study for the Phase 2 GSM Network project was completed on March 6, 1998 and forecasts a total investment of approximately $17.0 million. As of March 31, 1999, AAT has made registered capital contributions of $5.0 million and loans of $3.4 million which bear interest at 8%. Commercial services commenced on the completed portions of the Phase 2 GSM Network in November 1998. The Phase 2 Network was fully completed and in service in February 1999.

The Communications Group's China Joint Ventures' ability to generate positive operating results is heavily dependent on the ability of China Unicom to successfully construct commercially viable networks and attract customers to these networks. Chinese regulations currently prohibit the Joint Ventures from taking a direct role in either construction or operation. Management seeks to minimize

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) the construction and operations risks facing those China Unicom entities with which the Joint Ventures have contracted through a program of active technical and management consulting. Experts within the Joint Ventures and the Company's other China offices work directly with the Chinese operators to enhance the operators' technical, marketing and operational plans. Training of the Chinese operators' personnel is provided in both classroom and on-the-job formats. Joint Venture personnel assist the Chinese operators with general project management and vendor contract administration. The Company's efforts in each of these areas has continued despite uncertainty over continuation of Joint Venture's SSF contracts with China Unicom, although the extent of the Company's engagement with China Unicom has been moderated by both parties pending resolution of this uncertainty.

At present, management's active efforts with China Unicom remain focused on assisting China Unicom in growing the number of customers in each market served by the Joint Ventures and on solidifying China Unicom's operational readiness to serve each such market. Management has had continuing discussions with China Unicom concerning transition of the Company's current SSF-based relationships with China Unicom to new formats that would preserve all parties' value in the businesses already built under the current SSF contracts if such transition becomes desirable or necessary. However, in view of both the uncertain future of SSF and the potential opportunities suggested by rumored changes in the regulation of foreign participation in the Chinese telecommunications and information industries management has also begun active investigation of projects in China other than those currently being undertaken to service China Unicom. No assurance can be given that the Communications Group's projects with China Unicom will be successful, and if the Joint Ventures serving China Unicom do become profitable, there can be no assurance that these Joint Ventures will pay dividends or return the capital invested by the Company. Additionally, no assurance can be given that management's efforts will be successful in transitioning current SSF-based relationships with China Unicom into some alternative format, should such action be desirable or necessary. If the Company's current SSF agreements must be altered, there can be no assurance that such actions will preserve or return the entirety of the capital previously invested by the Company under these contracts. Finally, there can be no assurance that the Company will be successful in securing new business ventures in China, regardless of the outcome of potential changes in Chinese regulation of foreign participation in the telecommunications and information industries.

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

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery by the economies of the Russian Federation and other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in the Russian Federation and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Company's Joint Ventures

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) and may lead to certain additional restrictions on the convertibility of certain local currencies. The Company expects that these problems will negatively affect certain of its cable television, telephony, radio broadcasting and paging ventures.

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

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Some countries, including China, have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

The Communications Group's investments in Joint Ventures in China have been made through a structure known as the Sino-Sino-Foreign ("SSF") joint venture, an arrangement in which the foreign invested SSF Joint Venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the SSF structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of SSF issues have yet been announced by the Chinese government. There is a risk that the Communications Group along with other telecommunication participants in China, may be

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) required to substantially restructure the terms of its current SSF Joint Ventures arrangements with China Unicom to meet new Chinese government regulations. It cannot be determined at this time what effects, if any, such actions would have on the future value of the Communications Group's SSF Joint Ventures and the Joint Ventures' ability to generate revenue, cash flow or net income.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 11, 1998, Snapper entered into a Loan and Security Agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial Lender, pursuant to which the Lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility (the "Snapper Loan"), the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper Loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper Loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper Loan agreement. The agreements governing the Snapper Loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, Snapper was not in compliance with all financial covenants required under the Loan and Security Agreement; the Lenders have waived any event of default arising from such noncompliance.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of March 31, 1999, noncancellable commitments under these agreements amounted to approximately $17.7 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At March 31, 1999, there was approximately $119.0 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper Loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

MMG CONSOLIDATED

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the three months ended March 31, 1999 was $8.4 million, a decrease in cash used in operations of $14.8 million from the same period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Losses from operations include significant non-cash items such as depreciation, amortization, equity in losses of unconsolidated investees and losses allocable to minority interests. Non-cash items decreased $5.7 million from $9.3 million to $3.6 million for the three months ended March 31, 1998 and 1999, respectively. The decrease related principally to the decrease in depreciation and amortization expenses and a reduction in the equity in losses of unconsolidated investees. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the three months ended March 31, 1999 by $735,000 and decreased cash flows by $9.6 million for the three months ended March 31, 1998.

The decrease in cash flows used in operating activities for the three months ended March 31, 1999 resulted from the decreased losses in the Communications Group's operations, improved operating results of Snapper and the collection of a tax refund in connection with the sale of a discontinued operation.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities decreased $14.8 million to $4.4 million for the three months ended March 31, 1999. The principal components of investing activities are investments in and advances to Joint Ventures of $5.1 million and $13.1 million in 1999 and 1998, respectively, and the Communications Group utilized $455,000 and $3.9 million of funds for acquisitions during the three months ended March 31, 1999 and 1998, respectively.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $997,000 for the three months ended March 31, 1999 a decrease of $188,000 from the same period in the prior year. For the three months ended March 31, 1999 the Company used $3.8 million to pay its Preferred Stock dividend, and there were $5.4 million of debt payments and $8.1 million of additions to long-term debt borrowed under the Snapper Revolving Loan. For the three months ended March 31, 1998 the Company used $3.8 million to pay its Preferred Stock dividend and $2.0 million for debt repayments, which were partially offset by proceeds of $4.6 million from the issuance of common stock from the exercise of stock options

YEAR 2000 SYSTEM MODIFICATIONS

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

The Company has delegated responsibility to a group of executives to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve the Company's goal of a Year 2000 date conversion which would minimize the effect on the Company's subsidiaries, Joint Ventures and their subscribers and customers, and avoid disruption to business operations. The Company is also focusing on outside forces that may affect the Company's operations, including the Company's and its subsidiaries' and Joint Ventures' vendors, banks and utility companies. The Company's analysis of the Year 2000 problem is on-going and will be continuously updated through the remainder of 1999 as necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

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

The Company recognizes that to the extent its remediation efforts and those of its Joint Ventures fail to prevent Year 2000 problems from arising a temporary interruption of service and loss of revenue may occur. High level contingency plans have been developed which include the removal of noncompliant technology from service on a temporary basis, replacing systems or reverting to manual processes to deal with such possible occurrences. The Company expects to complete this project prior to January 1, 2000.

Based on the preliminary data, the Company's estimate is that the Year 2000 effort will cost approximately $750,000, covering the period from January 1, 1998 through December 31, 1999, out of a total expected cost of information systems of $10.4 million for this period, although there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment.

As of March 31, 1999, the Company has incurred $595,000 in respect of its Year 2000 conversion effort, or 79% of the total estimated cost. The Company expects that the source of funds for Year 2000 costs will be cash on hand. No other information systems projects of the Company and its subsidiaries and Joint Ventures have been deferred due to the Year 2000 efforts.

The Company's Communications Group is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. Moreover, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. Further, the Company's Communications Group's businesses are located in countries where basic services are operated by the government or other governmental entities and the Company may not be able to obtain information on Year 2000 problems. In certain Joint Ventures within the Communications Group, the Company does not have a controlling management interest and cannot unilaterally cause the Joint Venture to commit the necessary resources to solve any Year 2000 problems. However, substantially all of the Company's Joint Ventures operate or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) are planned to operate in countries where reliance on automated systems is substantially less significant, and more recent, than in the United States. Therefore, the Company believes that, in the event Year 2000 problems arise in such Joint Ventures, the local operators of such Joint Ventures and customers and vendors should be able to revert to manual methods. If the Company, its Joint Ventures in which it does not have a controlling management interest, and their respective customers and vendors are unable to solve any Year 2000 issues, a material adverse effect on the Company's results of operations and financial condition could result.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

With the exception of Snapper, the Company did not have any significant long term obligations at March 31, 1999. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $10,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing to its distributors and dealers would have resulted in an increase in interest expense of $23,000.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's Joint Ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's Joint Ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's Joint Ventures. "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the FSU and China.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1998 is as follows:

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

SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W KLUGE, STUART
  SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, ET AL.

On June 30, 1997, the plaintiffs in SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court of the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. The Company denies the existence of any such contract and believes it has meritorious defenses and is vigorously defending this action.

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

LEGAL PROCEEDINGS IN CONNECTION WITH RDM.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreements"). On May 14, 1999, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

 EXHIBIT
 NUMBER                                                  DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
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

Dated: May 17, 1999