Form 10-Q
period 1999-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-08-16
CIK 39547

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

           FOR THE PERIOD ENDED JUNE 30, 1999

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 9, 1999 WAS 69,175,254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----

                                             PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2
Consolidated Condensed Balance Sheets......................................................................           3
Consolidated Condensed Statements of Cash Flows............................................................           4
Consolidated Condensed Statement of Stockholders' Equity...................................................           5
Consolidated Condensed Statements of Comprehensive Loss....................................................           6
Notes to Consolidated Condensed Financial Statements.......................................................           7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................................................          32

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................................          80

                                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          83

Item 6. Exhibits and Reports on Form 8-K...................................................................          86

Signature..................................................................................................          87

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    ----------------------  ----------------------
                                                                     JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                                                       1999        1998        1999        1998
                                                                    ----------  ----------  ----------  ----------
Revenues:
  Communications Group............................................  $    5,821  $    7,667  $   13,429  $   16,629
  Lawn and garden equipment.......................................      59,184      66,572     119,218     117,829
                                                                    ----------  ----------  ----------  ----------
                                                                        65,005      74,239     132,647     134,458
Cost and expenses:
  Cost of sales and operating expenses--Communications Group......         242       1,348         897       2,916
  Cost of sales--lawn and garden equipment........................      38,734      47,768      78,675      83,517
  Selling, general and administrative.............................      28,177      43,189      60,602      77,919
  Depreciation and amortization...................................       4,220       5,127       8,587      10,442
                                                                    ----------  ----------  ----------  ----------
Operating loss....................................................      (6,368)    (23,193)    (16,114)    (40,336)

Other income (expense):
  Interest expense................................................      (3,523)     (4,557)     (6,929)     (9,560)
  Interest income.................................................       2,546       4,179       4,246       7,213
  Equity in losses of unconsolidated investees....................      (4,248)     (2,145)     (5,933)     (7,645)
  Foreign currency gain (loss)....................................      (2,286)        224      (2,794)        321
                                                                    ----------  ----------  ----------  ----------
Loss before income tax expense, minority
  interest and discontinued operations............................     (13,879)    (25,492)    (27,524)    (50,007)
Income tax expense................................................        (111)       (143)       (205)       (630)
Minority interest.................................................       2,383       3,446       4,852       5,485
                                                                    ----------  ----------  ----------  ----------
Loss from continuing operations...................................     (11,607)    (22,189)    (22,877)    (45,152)
Discontinued operations:
  Gain on sale of Landmark Theatre Group..........................          --       5,267          --       5,267
                                                                    ----------  ----------  ----------  ----------
Net loss..........................................................     (11,607)    (16,922)    (22,877)    (39,885)
Cumulative convertible preferred stock dividend requirement.......      (3,752)     (3,752)     (7,504)     (7,504)
                                                                    ----------  ----------  ----------  ----------
Net loss attributable to common stockholders......................  $  (15,359) $  (20,674) $  (30,381) $  (47,389)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Weighted average number of common shares--Basic...................      69,151      69,046      69,137      68,810
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Loss per share attributable to common stockholders-- Basic:
  Continuing operations...........................................  $    (0.22) $    (0.38) $    (0.44) $    (0.77)
  Discontinued operations.........................................  $       --  $     0.08  $       --  $     0.08
  Net loss........................................................  $    (0.22) $    (0.30) $    (0.44) $    (0.69)
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                     DECEMBER 31,
                                                                                                         1998
                                                                                         JUNE 30,    ------------
                                                                                           1999
                                                                                        -----------
                                                                                        (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents...........................................................   $ 101,948    $  137,625
  Accounts receivable:
    Snapper, net......................................................................      28,612        27,055
    Other, net........................................................................      10,644        18,826
  Inventories.........................................................................      56,356        62,777
  Other assets........................................................................       9,592         5,441
                                                                                        -----------  ------------
      Total current assets............................................................     207,152       251,724
Investments in and advances to joint ventures:
  Eastern Europe and the Republics of the Former Soviet Union.........................      85,444        87,163
  China...............................................................................      70,755        71,559
Property, plant and equipment, net of accumulated depreciation........................      34,209        36,067
Intangible assets, less accumulated amortization......................................     157,743       159,530
Other assets..........................................................................       4,229         3,598
                                                                                        -----------  ------------
      Total assets....................................................................   $ 559,532    $  609,641
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................................   $  19,430    $   28,779
  Accrued expenses....................................................................      64,408        63,329
  Current portion of long-term debt...................................................         886         1,723
                                                                                        -----------  ------------
      Total current liabilities.......................................................      84,724        93,831
Long-term debt........................................................................      43,773        50,111
Other long-term liabilities...........................................................       4,807         5,410
                                                                                        -----------  ------------
      Total liabilities...............................................................     133,304       149,352
                                                                                        -----------  ------------
Minority interest.....................................................................      30,318        34,749
Commitments and contingencies
Stockholders' equity:
      7 1/4% Cumulative Convertible Preferred Stock...................................     207,000       207,000
      Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,161,937 and 69,118,841 shares at June 30,
      1999 and December 31, 1998, respectively........................................      69,162        69,119
  Paid-in surplus.....................................................................   1,012,987     1,012,794
  Accumulated deficit.................................................................    (887,674)     (857,293)
  Accumulated other comprehensive loss................................................      (5,565)       (6,080)
                                                                                        -----------  ------------
      Total stockholders' equity......................................................     395,910       425,540
                                                                                        -----------  ------------
      Total liabilities and stockholders' equity......................................   $ 559,532    $  609,641
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Operating activities:
  Net loss................................................................................  $  (22,877) $  (39,885)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of Landmark Theatre Group..................................................          --      (5,267)
  Equity in losses of unconsolidated investees............................................       5,933       7,645
  Depreciation and amortization...........................................................       8,587      10,442
  Minority interest.......................................................................      (4,852)     (5,485)
  Other...................................................................................         209         664
Changes in operating assets and liabilities, net of acquisitions:
  (Increase) decrease in accounts receivable..............................................       6,768      (3,510)
  Decrease in inventories.................................................................       6,430      25,086
  Increase in other assets................................................................      (2,273)     (2,707)
  Decrease in accounts payable and accrued expenses.......................................      (8,209)     (9,888)
  Other operating activities, net.........................................................         855        (349)
                                                                                            ----------  ----------
      Cash used in operating activities...................................................      (9,429)    (23,254)
                                                                                            ----------  ----------
Investing activities:
  Investments in and advances to joint ventures...........................................     (12,728)    (30,719)
  Distributions from joint ventures.......................................................       7,822       3,550
  Purchase of short-term investments......................................................          --      (3,069)
  Proceeds from sale of short-term investments............................................          --     100,000
  Advances to PLD under bridge loan.......................................................      (3,000)         --
  Cash paid for acquisitions and additional equity in subsidiaries........................      (1,238)     (6,873)
  Net proceeds from sale of Landmark Theatre Group........................................          --      57,298
  Additions to property, plant and equipment..............................................      (2,452)     (5,278)
  Other investing activities, net.........................................................          --         629
                                                                                            ----------  ----------
      Cash used in investing activities...................................................     (11,596)    115,538
                                                                                            ----------  ----------
Financing activities:
  Payments on notes and subordinated debt.................................................      (7,175)    (16,850)
  Proceeds from issuance of common stock related to incentive plans.......................          27       5,347
  Preferred stock dividends paid..........................................................      (7,504)     (7,504)
                                                                                            ----------  ----------
      Cash used in financing activities...................................................     (14,652)    (19,007)
                                                                                            ----------  ----------
  Net increase (decrease) in cash and cash equivalents....................................     (35,677)     73,277
  Cash and cash equivalents at beginning of period........................................     137,625     129,661
                                                                                            ----------  ----------
  Cash and cash equivalents at end of period..............................................  $  101,948  $  202,938
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                      7 1/4% CUMULATIVE
                                         CONVERTIBLE
                                       PREFERRED STOCK            COMMON STOCK                                   ACCUMULATED
                                    ----------------------  ------------------------                                OTHER
                                     NUMBER OF               NUMBER OF                 PAID-IN   ACCUMULATED    COMPREHENSIVE
                                      SHARES      AMOUNT      SHARES       AMOUNT      SURPLUS     DEFICIT          LOSS
                                    -----------  ---------  -----------  -----------  ---------  ------------  ---------------
Balances, December 31, 1998.......   4,140,000   $ 207,000  69,118,841    $  69,119   $1,012,794  $ (857,293)     $  (6,080)
Issuance of stock and stock
  options related to incentive and
  other
  plans...........................          --          --      43,096           43         193           --             --
Dividends on 7 1/4% cumulative
  convertible preferred stock.....          --          --          --           --          --       (7,504)            --
Other comprehensive income........          --          --          --           --          --           --            515
Net loss..........................          --          --          --           --          --      (22,877)            --
                                    -----------  ---------  -----------  -----------  ---------  ------------       -------
Balances, June 30, 1999...........   4,140,000   $ 207,000  69,161,937    $  69,162   $1,012,987  $ (887,674)     $  (5,565)
                                    -----------  ---------  -----------  -----------  ---------  ------------       -------
                                    -----------  ---------  -----------  -----------  ---------  ------------       -------


                                      TOTAL
                                    ---------
Balances, December 31, 1998.......  $ 425,540
Issuance of stock and stock
  options related to incentive and
  other
  plans...........................        236
Dividends on 7 1/4% cumulative
  convertible preferred stock.....     (7,504)
Other comprehensive income........        515
Net loss..........................    (22,877)
                                    ---------
Balances, June 30, 1999...........  $ 395,910
                                    ---------
                                    ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Net loss..................................................................................  $  (22,877) $  (39,885)
Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment...............................................         515        (626)
                                                                                            ----------  ----------
Other comprehensive income (loss).........................................................         515        (626)
                                                                                            ----------  ----------
Comprehensive loss........................................................................  $  (22,362) $  (40,511)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("Metromedia", "MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. and Snapper Inc. Metromedia International Telecommunications and its majority owned subsidiary, Metromedia China Corporation, are together known as the "Communications Group". All significant intercompany transactions and accounts have been eliminated. The Company completed the sale of Landmark Theatre Group on April 16, 1998 (see note 4).

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures." The Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems of China Unicom, on a three month lag.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company, and accordingly, does not generate cash flows from operations. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its joint ventures and subsidiaries and any acquisitions. Such funding requirements are based on the anticipated funding needs of its joint ventures and subsidiaries and certain acquisitions committed to by the Company. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company or alternative sources of financing and on the ability of the Communications Group's joint ventures and subsidiaries to generate positive cash flows. See note 9 "Acquisition of PLD Telekom Inc." In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand. However, the Communications Group's businesses are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

Management believes that its long term liquidity needs will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the joint ventures or subsidiaries under the line of credit agreements between the Company or one of its subsidiaries and the joint ventures are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $225.1 million in funding of which $56.9 million in funding obligations remain at June 30, 1999. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries business plans.

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

At June 30, 1999 and December 31, 1998, the Communications Group's unconsolidated investments in the joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) adjustments for its equity in earnings or losses, write downs, and distributions were as follows (in thousands):

                                                                                            YEAR
                                                                                         OPERATIONS
NAME                                                1999       1998      OWNERSHIP %   COMMENCED (10)
------------------------------------------------  ---------  ---------  -------------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (1).........................  $   8,814  $   9,817           22%           1997
Magticom, Georgia (1)...........................     11,886     13,048           35%           1997
                                                  ---------  ---------
                                                     20,700     22,865
                                                  ---------  ---------
FIXED TELEPHONY
Instaphone, Kazakhstan..........................        797      1,168           50%           1998
                                                  ---------  ---------

INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia, Georgia........................      4,791      5,922           30%           1994
                                                  ---------  ---------

CABLE TELEVISION
Kosmos TV, Moscow, Russia.......................        954  $   1,385           50%           1992
Baltcom TV, Riga, Latvia........................      4,087      4,003           50%           1992
Ayety TV, Tbilisi, Georgia......................      2,577      3,045           49%           1993
Kamalak TV, Tashkent, Uzbekistan................      3,001      2,976           50%           1993
Sun TV, Chisinau, Moldova.......................      3,742      4,731           50%           1994
Cosmos TV, Minsk, Belarus.......................      3,156      2,934           50%           1996
Alma TV, Almaty, Kazakhstan.....................      6,431      5,994           50%           1995
Teleplus, St. Petersburg, Russia................      1,779      1,941           45%           1998
                                                  ---------  ---------
                                                     25,727     27,009
                                                  ---------  ---------
PAGING
Baltcom Plus, Latvia (2)........................         --         --           50%           1995
Paging One, Georgia (2).........................         --         --           45%           1994
Raduga Poisk, Nizhny Novgorod, Russia (2).......         --         --           45%           1994
PT Page, St. Petersburg, Russia (2).............         --         --           40%           1995
Paging Ajara, Batumi, Georgia (2)...............         --         --           35%           1997
Kazpage, Kazakhstan (2) (3).....................         --         --        26-41%           1997
Alma Page, Almaty, Kazakhstan (2)...............         --         --           50%           1995
Kamalak Paging, Tashkent, Uzbekistan............      1,994      2,260           50%           1993
Mobile Telecom, Russia (4)......................      7,033      7,405           50%           1998
                                                  ---------  ---------
                                                      9,027      9,665
                                                  ---------  ---------
RADIO BROADCASTING
Radio Nika, Socci, Russia.......................        247        244           51%           1995
AS Trio LSL, Estonia............................      1,808      1,903           49%           1997
                                                  ---------  ---------
                                                      2,055      2,147
                                                  ---------  ---------
OTHER
Trunked mobile radio ventures (5)...............         --         --
                                                  ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                            YEAR
                                                                                         OPERATIONS
NAME                                                1999       1998      OWNERSHIP %   COMMENCED (10)
------------------------------------------------  ---------  ---------  -------------  ---------------
PRE-OPERATIONAL (6)
ATK, Archangelsk, Russia (7)....................  $      --  $   1,746           81%             --
Tyumenruskom, Russia............................      5,635      2,228           46%             --
Caspian American Telecom, Azerbaijian (8).......      9,590      5,488           37%             --
Telephony related ventures and equipment........      2,510      2,612
Other (9).......................................      4,612      6,313
                                                  ---------  ---------
                                                     22,347     18,387
                                                  ---------  ---------
Total...........................................  $  85,444  $  87,163
                                                  ---------  ---------
                                                  ---------  ---------

------------------------

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

 (6) At June 30, 1999 and December 31, 1998, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

 (7) Included in the Company's consolidated financial statements in the current period.

 (8) In April 1999, Caspian American Telecom became operational; however, its operational results are reported on a three-month lag. In May 1999, the Communications Group sold 2.2% of its shares of Omni-Metromedia, thereby reducing its ownership interest in Caspian American Telecom to 37%.

 (9) In June 1999, Ala-TV, a joint venture in Bishkek, the capital of Kyrgystan, became operational; however, its operational results are reported on a three-month lag.

(10) Indicates year operations commenced, or in the case of the acquisition of operational entities, the year of acquisition.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of June 30, 1999 and December 31, 1998, and combined statement of operations financial information for the six months ended June 30, 1999 and 1998 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
Assets:
  Current assets.......................................................................  $   27,239   $   34,617
  Investments in systems and equipment.................................................     110,373      111,114
  Other assets.........................................................................       4,120        7,103
                                                                                         ----------  ------------
    Total assets.......................................................................  $  141,732   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Joint Ventures' Deficit:
  Current liabilities..................................................................  $   29,155   $   31,934
  Amount payable under credit facility.................................................      79,416       66,574
  Other long-term liabilities..........................................................      74,599       82,314
                                                                                         ----------  ------------
                                                                                            183,170      180,822
  Joint ventures' deficit..............................................................     (41,438)     (27,988)
                                                                                         ----------  ------------
    Total liabilities and joint ventures' deficit......................................  $  141,732   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------

COMBINED STATEMENTS OF OPERATIONS

                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Revenues..................................................................................  $   50,905  $   46,102
Costs and Expenses:
  Cost of sales and operating expenses....................................................      11,944      14,248
  Selling, general and administrative.....................................................      26,238      24,858
  Depreciation and amortization...........................................................      13,896      12,418
  Other income (expense)..................................................................          --          22
                                                                                            ----------  ----------
    Total expenses........................................................................      52,078      51,546
                                                                                            ----------  ----------
Operating loss............................................................................      (1,173)     (5,444)
Interest expense..........................................................................      (7,424)     (5,748)
Other income (expense)....................................................................          42      (1,524)
Foreign currency transactions.............................................................      (3,832)     (1,671)
                                                                                            ----------  ----------
Net loss..................................................................................  $  (12,387) $  (14,387)
                                                                                            ----------  ----------
                                                                                            ----------  ----------

For the six months ended June 30, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the six months and three months ended June 30, 1999 and 1998. For the three and six months ended June 30, 1999 and 1998 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                     ------------------------------------------------------------------------------------------
                                                                  INTERNATIONAL
                                                                    AND LONG
                                     CELLULAR TELE-     FIXED       DISTANCE        CABLE                  RADIO
                                     COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION   PAGING   BROADCASTING    TOTAL
                                     --------------   ---------   -------------   ----------   -------  ------------   --------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES(1)
Revenues...........................     $    --        $    --       $    --       $ 2,661     $ 1,745    $ 8,105      $ 12,511
Depreciation and amortization......          --             --            --           953         307        531         1,791
Operating income (loss)............          --             --            --          (178)     (1,299)    (1,253)       (2,730)
Interest income....................          --             --            --            --          --         26            26
Interest expense...................          --             --            --           475       1,602        241         2,318
Net loss...........................          --             --            --        (1,117)     (4,437)    (2,217)       (7,771)

Assets.............................          --             --            --        10,797       3,157     18,469        32,423
Capital expenditures...............          --             --            --           353         630        349         1,332

UNCONSOLIDATED JOINT VENTURES
Revenues...........................     $17,920        $    54       $11,585       $13,627     $ 6,532    $ 1,187      $ 50,905
Depreciation and amortization......       6,555             28         1,033         5,845         304        131        13,896
Operating income (loss)............        (873)          (183)          940        (1,231)        192        (18)       (1,173)
Interest income....................           1             --            --           148          --         --           149
Interest expense...................       4,589             89            83         2,561          80         22         7,424
Net loss...........................      (5,479)          (603)       (2,050)       (3,967)       (200)       (88)      (12,387)

Assets.............................      80,804            943        20,841        32,748       5,236      1,160       141,732
Capital expenditures...............      11,139             24           788         4,399         356         24        16,730

Net investment in joint ventures...      20,700            797         4,791        25,727       9,027      2,055        63,097
Equity in losses of unconsolidated
  investees........................      (2,244)        (1,531)         (615)       (1,237)        (79)       (80)       (5,786)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30, 1998
                                     -----------------------------------------------------------------------------------------
                                                      INTERNATIONAL
                                                        AND LONG
                                     CELLULAR TELE-     DISTANCE        CABLE                  RADIO
                                     COMMUNICATIONS     TELEPHONY     TELEVISION   PAGING   BROADCASTING   OTHER(2)    TOTAL
                                     --------------   -------------   ----------   -------  ------------   --------   --------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES(1)
Revenues...........................     $    --          $    --       $ 1,576     $ 2,157    $ 8,694      $ 3,200    $ 15,627
Depreciation and amortization......          --               --           666         774        590          481       2,511
Operating income (loss)............          --               --        (1,084)     (5,151)       144         (186)     (6,277)
Interest income....................          --               --            11          12        165           29         217
Interest expense...................          --               --           454         639        263          106       1,462
Net income (loss)..................          --               --        (1,441)     (6,137)    (1,148)        (364)     (9,090)

Assets.............................          --               --         8,537       8,413     20,674       12,535      50,159
Capital expenditures...............          --               --            55         318        355           --         728

UNCONSOLIDATED JOINT VENTURES
Revenues...........................     $ 8,850          $13,624       $14,053     $ 6,825    $   970      $ 1,780    $ 46,102
Depreciation and amortization......       4,724              915         5,489         719         91          480      12,418
Operating income (loss)............      (4,641)           3,112        (2,286)        119       (150)      (1,598)     (5,444)
Interest income....................           2               14             2           2         --           --          20
Interest expense...................       2,983              231         2,045         373          5          111       5,748
Net income (loss)..................      (8,065)           1,884        (4,788)     (1,541)      (162)      (1,715)    (14,387)

Assets.............................      62,345           25,549        34,548       9,083        939        4,762     137,226
Capital expenditures...............      22,263            1,643         5,127          90         37        2,166      31,326

Net investment in joint ventures...      21,816            5,114        25,167      15,541      2,236        2,171      72,045
Equity in income (losses) of
  unconsolidated investees.........      (3,104)             565        (2,308)     (1,301)       (81)        (644)     (6,873)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                      THREE MONTHS ENDED JUNE 30, 1999
                                          -----------------------------------------------------------------------------------------
                                                                       INTERNATIONAL
                                                                         AND LONG
                                          CELLULAR TELE-     FIXED       DISTANCE        CABLE                  RADIO
                                          COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION   PAGING   BROADCASTING    TOTAL
                                          --------------   ---------   -------------   ----------   -------  ------------   -------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES(1)
Revenues................................     $    --        $    --       $    --       $ 1,413     $   801    $ 2,916      $ 5,130
Depreciation and amortization...........          --             --            --           510          16        148          674
Operating loss..........................          --             --            --          (120)       (146)      (789)      (1,055)
Interest income.........................          --             --            --            --          --         10           10
Interest expense........................          --             --            --           235         757        108        1,100
Net loss................................          --             --            --          (698)     (2,262)    (1,686)      (4,646)

UNCONSOLIDATED JOINT VENTURES
Revenues................................     $ 8,964        $    34       $ 5,436       $ 6,894     $ 2,705    $   484      $24,517
Depreciation and amortization...........       3,639             13           507         2,833         129         63        7,184
Operating loss..........................        (419)           (77)         (201)         (129)        (84)       (57)        (967)
Interest income.........................          --             --            --            83          --         --           83
Interest expense........................       2,275             42            77         1,323          41         11        3,769
Net loss................................      (3,448)          (312)       (1,052)       (2,230)       (431)       (76)      (7,549)

Equity in losses of unconsolidated
  investees.............................      (1,716)        (1,152)         (316)         (875)       (241)       (66)      (4,366)

                                                                    THREE MONTHS ENDED JUNE 30, 1998
                                           ----------------------------------------------------------------------------------
                                                            INTERNATIONAL
                                                              AND LONG
                                           CELLULAR TELE-     DISTANCE        CABLE                    RADIO
                                           COMMUNICATIONS     TELEPHONY    TELEVISION    PAGING    BROADCASTING    OTHER(2)
                                           ---------------  -------------  -----------  ---------  -------------  -----------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES(1)
Revenues.................................     $      --       $      --     $     867   $   1,270    $   3,166     $   1,449
Depreciation and amortization............            --              --           339         215          299           230
Operating loss...........................            --              --          (305)     (2,294)      (1,059)          (58)
Interest income..........................            --              --             1           2          125            15
Interest expense.........................            --              --           217         339          144            72
Net loss.................................            --              --          (431)     (2,950)      (1,480)         (164)

UNCONSOLIDATED JOINT VENTURES
Revenues.................................     $   4,833       $   6,575     $   7,512   $   2,983    $     350     $     706
Depreciation and amortization............         2,422             377         2,734         265           47           202
Operating income (loss)..................        (1,701)          1,096          (113)        494          (96)         (624)
Interest income..........................             2              14             1          --           --            --
Interest expense.........................         1,895              64           966         202           --            42
Net income (loss)........................        (3,843)            515          (773)       (661)         (96)         (690)

Equity in income (losses) of
  unconsolidated investees...............        (1,732)            154           438        (439)         (51)         (221)



                                             TOTAL
                                           ---------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES(1)
Revenues.................................  $   6,752
Depreciation and amortization............      1,083
Operating loss...........................     (3,716)
Interest income..........................        143
Interest expense.........................        772
Net loss.................................     (5,025)
UNCONSOLIDATED JOINT VENTURES
Revenues.................................  $  22,959
Depreciation and amortization............      6,047
Operating income (loss)..................       (944)
Interest income..........................         17
Interest expense.........................      3,169
Net income (loss)........................     (5,548)
Equity in income (losses) of
  unconsolidated investees...............     (1,851)

------------------------

(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three months and six months ended June 30, 1999 and 1998.

(2) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the six months ended March 31, 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At June 30, 1999 and December 31, 1998 the Company's investments, through Metromedia China, in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                                    YEAR          YEAR
                                                                                                   VENTURE     OPERATIONS
NAME                                                      1999       1998        OWNERSHIP %       FORMED       COMMENCED
------------------------------------------------------  ---------  ---------  -----------------  -----------  -------------
Sichuan Tai Li Feng
  Telecommunications Co.,
  Ltd. ("Sichuan JV").................................  $  18,055  $  19,292             92%           1996          1999
Chongqing Tai Le Feng
  Telecommunications Co.,
  Ltd. ("Chongqing JV")...............................     15,170     15,504             92%           1997          1999
Ningbo Ya Mei
  Telecommunications Co.,
  Ltd. ("Ningbo JV")..................................     28,757     29,741             70%           1996          1997
Ningbo Ya Lian
  Telecommunications Co., Ltd. ("Ningbo JV II").......      8,773      7,022             70%           1998          1998
                                                        ---------  ---------
                                                        $  70,755  $  71,559
                                                        ---------  ---------
                                                        ---------  ---------

Metromedia International Group and Metromedia International Telecommunications, Inc. have made loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At June 30, 1999, Metromedia China had borrowed $88.5 million under this credit agreement (including accrued interest).

The joint ventures participate in cooperation contracts with China Unicom that entitle the joint ventures to specified percentages of the projects' distributable cash flows. The joint ventures amortize the contributions to these cooperation contracts over the cooperation contract periods of benefit (15 to 25 years).

Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return, the Company receives payments from China Unicom based on the distributable cash flow generated by the networks.

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo joint ventures, including return of investment made and appropriate compensation and other matters related to the winding up of the Ningbo joint ventures' activities as a result of this notice. Negotiation regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the Ningbo joint ventures. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures (Chongqing JV and Sichuan JV), the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiations and the expected winding up of the Company's other two telephone-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation, the Company will record a non-cash charge that will reduce the carrying value of the goodwill associated with its telecommunications joint ventures in China. The goodwill balance at June 30, 1999 was approximately $67 million.

The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

(A) SICHUAN JV

On May 21, 1996, Asian American Telecommunications Corporation, an indirect majority-owned subsidiary of the Company, entered into a Joint Venture Agreement with China Huaneng Technology Development Corp. for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd., known as Sichuan JV. Also on May 21, 1996, Sichuan JV entered into a network systems cooperation contract with China Unicom. This contract covers the funding, construction and development of a fixed line public switched telephone network providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities. The initial project covered by the contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the contract and the existing and future joint ventures may expand services to one million local telephone lines in cities throughout Sichuan Province, and construct fiber optic long distance facilities among these cities. The contract has a cooperation term of twenty-five years.

Under the contract, China Unicom will be responsible for the construction and operation of the Sichuan network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the contract, regardless of whether Sichuan JV holds title to such assets.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its $11.4 million share and China Huaneng has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan Network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of $8.9 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng. Asian American Telecommunications also has a consulting contract with China Huaneng covering the latter's assistance with operations in China. Under the contract, Asian American Telecommunications is obligated to pay China Huaneng an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at June 30, 1999 exchange rates).

Commercial operations were launched on the Chongqing network and Sichuan network in January 1999. China Unicom has suspended cooperation with the Communications Group's Joint Ventures on further development of the Sichuan and Chongqing networks. The Company believes that this action reflects China Unicom's intention to negotiate the termination of its relationship with this joint venture as described above.

(B) CHONGQING JV

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the existing network systems cooperation contract, China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, Asian American Telecommunications entered into a Joint Venture Agreement with China Huaneng for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan Network that would now lie within Chongqing Municipality. Rights and obligations under the contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan network lying within the redefined boundaries of Sichuan Province would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.6 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Commercial operations were launched on the Chongqing network and Sichuan network in January 1999. China Unicom has suspended cooperation with the Communications Group's Joint Ventures on further development of the Sichuan and Chongqing networks. The Company believes that this action reflects China Unicom's intention to negotiate the termination of its relationship with this joint venture as described above.

(C) NINGBO JV

Asian American Telecommunications entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd., known as Ningbo JV. Previously Ningbo United had entered into a network system cooperation contract with China Unicom covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom constructed and operates the network. Under the contract, Ningbo United is to provide financing and consulting services to China Unicom. The cooperation period for the contract is fifteen years.

With the formation of Ningbo JV, Ningbo United assigned all of its rights and obligations under the contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the contract. Ningbo United also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to Ningbo United by China Unicom. Distributable cash flows, as defined in the amended contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended contract, Ningbo JV will hold non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ningbo JV's funding of the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with funding from Ningbo JV to be part of Ningbo JV's contribution to the contract, regardless of whether Ningbo JV holds title to such assets.

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital. Ningbo United provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of June 30, 1999, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $22.5 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United.

As described above, the Company has received notification from China Unicom that China Unicom intends to terminate the project with Ningbo JV.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
(D) NINGBO JV II

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the Ningbo United contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality. The expansion is being undertaken as a separate project, and provides capacity for an additional 25,000 GSM subscribers within Ningbo Municipality. The feasibility study for the expansion project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. The terms of the Ningbo Expansion Agreement match those of the underlying Ningbo United contract, except that the amendment will have its own cooperation period of fifteen years. In the amendment, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the expansion project.

Pursuant to the amendment, Asian American Telecommunications and Ningbo United entered into a second joint venture agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd, known as Ningbo JV II. In a further amendment dated July 8, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the first amendment to Ningbo JV II.

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $7.2 million. As of June 30, 1999, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Ningbo JV II in the amount of $3.5 million. The loans bear interest ranging from 8% to 10% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999. China Unicom has thus far not invited cooperation with the Communications Group's Ningbo joint ventures on additional GSM network development. This action reflects China Unicom's expectation of new Chinese policies limiting foreign investment in telecommunications development. The contracts between the Communications Group's Ningbo joint ventures and China Unicom provide explicit means to apportion future cash flows between the joint ventures and China Unicom in the event that China Unicom chooses to undertake further Ningbo GSM network development on its own.

As described above, the Company has received notification from China Unicom that China Unicom intends to terminate the project with Ningbo JV II.

(E) HUAXIA JV

On May 7, 1999, Asian American Telecommunications entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. Also on May 7, 1999, Huaxia JV entered into a computer information system and services contract with All Warehouse and China Product Firm Corporation. The Huaxia JV will develop and operate electronic

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) commerce computer information systems for use by All Warehouse and China Product Firm and its affiliates and customers. The contract has a term of thirty years and grants Huaxia JV exclusive rights to manage all of All Warehouse and China Product Firm's electronic trading systems during that period. The Huaxia JV does not have a contractual relationship with China Unicom.

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of June 30, 1999, no investment had yet been made by either party. Huaxia JV received its operating license on July 5, 1999 and is just initiating operations. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

The following tables represent summary financial information for the joint ventures and their related projects in China as of and for the six months ended June 30, 1999 and 1998, respectively, (in thousands, except subscribers):

                                                                        SIX MONTHS ENDED JUNE 30, 1999
                                                            -------------------------------------------------------
                                                             NINGBO     NINGBO     SICHUAN    CHONGQING
                                                               JV        JVII        JV          JV         TOTAL
                                                            ---------  ---------  ---------  -----------  ---------
Revenues..................................................  $   1,996  $     504  $      --   $      27   $   2,527
Depreciation and amortization.............................     (1,221)        --       (255)       (240)     (1,716)
Operating income (loss)...................................        650        476       (424)       (371)        331
Interest expense, net.....................................     (1,370)      (110)      (501)       (126)     (2,107)
Net income (loss).........................................       (720)       366       (925)       (497)     (1,776)
Equity in income (losses) of joint ventures...............        287        336       (427)       (343)       (147)

Assets....................................................     32,971     15,643     21,348      17,969      87,931
Net investment in project.................................     30,112     12,239     20,088      10,762      73,201
Subscribers...............................................     66,699         --         --          --      66,699

                                                                              SIX MONTHS ENDED JUNE 30, 1998
                                                                       --------------------------------------------
                                                                        NINGBO     SICHUAN    CHONGQING
                                                                          JV         JV          JV         TOTAL
                                                                       ---------  ---------  -----------  ---------
Revenues.............................................................  $   1,395  $      --   $      27   $   1,422
Depreciation and amortization........................................     (1,171)       (18)        (90)     (1,279)
Operating income (loss)..............................................        131       (321)       (418)       (608)
Interest income (expense), net.......................................     (1,142)        11           6      (1,125)
Net loss.............................................................     (1,011)      (310)       (412)     (1,733)
Equity in loss of joint ventures.....................................       (103)      (287)       (382)       (772)

Assets...............................................................     35,231     18,370      14,540      68,141
Net investment in project............................................     32,498     11,029       5,816      49,343
Subscribers..........................................................     26,242         --          --      26,242

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

                                                                       THREE MONTHS ENDED JUNE 30, 1999
                                                            -------------------------------------------------------
                                                             NINGBO     NINGBO     SICHUAN    CHONGQING
                                                               JV        JVII        JV          JV         TOTAL
                                                            ---------  ---------  ---------  -----------  ---------
Revenues..................................................  $   1,008  $     504  $      --   $       3   $   1,515
Depreciation and amortization.............................       (613)        --       (239)       (182)     (1,034)
Operating income (loss)...................................        357        491       (341)       (228)        279
Interest expense, net.....................................       (508)       (74)      (267)        (46)       (895)
Net loss..................................................       (151)       417       (608)       (274)       (616)
Equity in income (losses) of joint ventures...............        303        344       (334)       (195)        118

                                                                             THREE MONTHS ENDED JUNE 30, 1998
                                                                       --------------------------------------------
                                                                        NINGBO     SICHUAN    CHONGQING
                                                                          JV         JV          JV         TOTAL
                                                                       ---------  ---------  -----------  ---------
Revenues.............................................................       $757        $--         $27        $784
Depreciation and amortization........................................       (611)        (9)        (90 )      (710)
Operating income (loss)..............................................         84       (152)       (186 )      (254)
Interest income (expense), net.......................................       (427)         4           6        (417)
Net loss.............................................................       (343)      (148)       (180 )      (671)
Equity in income (losses) of joint ventures..........................         12       (138)       (168 )      (294)

For the three and six months ended June 30, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom for the periods October 1, 1998 to March 31, 1999 and October 1, 1997 to March 31, 1998. Chongqing JV records revenues from the lease of space currently unused by China Unicom within a building that was purchased by Chongqing JV for China Unicom's long term use as a switching and operations center. As of June 30, 1999, Chongqing JV directly owned this building, but Chongqing JV plans to eventually transfer the building to China Unicom as part of its funding and support under the network systems cooperation contract.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three and six months ended June 30, 1999 and 1998 the Company had losses from continuing operations.

The Company had at June 30, 1999 and 1998, potentially dilutive shares of common stock of 18,846,000 and 19,072,000, respectively.

5. LONG-TERM DEBT

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement. On May 14, 1999, the lenders under the loan and security agreement waived any

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. LONG-TERM DEBT (CONTINUED)
event of default arising from such noncompliance. At June 30, 1999, Snapper was in compliance with all financial covenants under its loan and security agreement.

6. BUSINESS SEGMENT DATA

The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting. The Communications Group's joint ventures in China provide financing, technical assistance and consulting service for telecommunications projects. The revenues, operating results and assets by the Communication Group's operations in Eastern Europe and the republics of the former Soviet Union are disclosed in note 2 and the Communications Group's operations in China are disclosed in note 3. Snapper manufactures Snapper-Registered Trademark- brand premium priced power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories. The Company evaluates the performance of its operating segments based on earnings, before interest, taxes, depreciation, and amortization.

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

   The Company's segment information is set forth as of and for the six months ended June 30, 1999 and 1998 in the following table (in thousands):

                                                                                             1999         1998
                                                                                          -----------  -----------
COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION:
Revenues................................................................................  $    13,429  $    16,629
Direct operating costs..................................................................      (26,231)     (38,448)
                                                                                          -----------  -----------
Earnings before interest, taxes, depreciation and amortization..........................      (12,802)     (21,819)
Depreciation and amortization...........................................................       (3,957)      (5,219)
                                                                                          -----------  -----------
  Operating loss........................................................................      (16,759)     (27,038)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Equity in losses of unconsolidated investees............................................       (5,786)      (6,873)
Foreign currency gain (loss)............................................................       (2,794)         321
Minority interest.......................................................................          624        1,342
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Assets at June 30, 1999 and December 31, 1998...........................................      191,735      194,864
Capital expenditures....................................................................  $     1,088  $     3,231
                                                                                          -----------  -----------
                                                                                          -----------  -----------

COMMUNICATIONS GROUP--CHINA:
Revenues................................................................................  $        --  $        --
Direct operating costs..................................................................       (5,499)      (5,788)
                                                                                          -----------  -----------
Earnings before interest, taxes, depreciation and amortization..........................       (5,499)      (5,788)
Depreciation and amortization...........................................................       (1,574)      (1,497)
                                                                                          -----------  -----------
  Operating loss........................................................................       (7,073)      (7,285)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Equity in losses of unconsolidated investees............................................         (147)        (772)
Minority interest.......................................................................        4,228        4,143
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Assets at June 30, 1999 and December 31, 1998...........................................      140,348      139,726
Capital expenditures....................................................................  $         2  $       197
                                                                                          -----------  -----------
                                                                                          -----------  -----------

SNAPPER:
Revenues................................................................................  $   119,218  $   117,829
Direct operating costs..................................................................     (105,514)    (117,225)
                                                                                          -----------  -----------
Earnings before interest, taxes, depreciation and amortization..........................       13,704          604
Depreciation and amortization...........................................................       (3,053)      (3,722)
                                                                                          -----------  -----------
  Operating income (loss)...............................................................       10,651       (3,118)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Assets at June 30, 1999 and December 31, 1998...........................................      126,922      134,460
Capital expenditures....................................................................  $     1,362  $     1,850
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                             1999         1998
                                                                                          -----------  -----------
OTHER:
Revenues................................................................................  $        --  $        --
Direct operating costs..................................................................       (2,930)      (2,891)
                                                                                          -----------  -----------
Earnings before interest, taxes, depreciation and amortization..........................       (2,930)      (2,891)
Depreciation and amortization...........................................................           (3)          (4)
                                                                                          -----------  -----------
  Operating loss........................................................................       (2,933)      (2,895)
                                                                                          -----------  -----------
                                                                                          -----------  -----------
Assets at June 30, 1999 and December 31, 1998, including eliminations...................  $   100,527  $   140,591
                                                                                          -----------  -----------
                                                                                          -----------  -----------

CONSOLIDATED:
Revenues..............................................................  $ 132,647  $ 134,458
Direct operating costs................................................   (140,174)  (164,352)
                                                                        ---------  ---------
Earnings before interest, taxes, depreciation and amortization........     (7,527)   (29,894)
Depreciation and amortization.........................................     (8,587)   (10,442)
                                                                        ---------  ---------
Operating loss........................................................    (16,114)   (40,336)
Interest expense......................................................     (6,929)    (9,560)
Interest income.......................................................      4,246      7,213
Equity in losses of unconsolidated investees..........................     (5,933)    (7,645)
Foreign currency gain (loss)..........................................     (2,794)       321
Minority interest.....................................................      4,852      5,485
                                                                        ---------  ---------
  Loss before income tax expense......................................    (22,672)   (44,522)
Income tax expense....................................................       (205)      (630)
                                                                        ---------  ---------
  Loss from continuing operations.....................................    (22,877)   (45,152)
Discontinued operations...............................................         --      5,267
                                                                        ---------  ---------
  Net loss............................................................    (22,877)   (39,885)
                                                                        ---------  ---------
                                                                        ---------  ---------
Assets at June 30, 1999 and December 31, 1998.........................    559,532    609,641
Capital expenditures..................................................  $   2,452  $   5,278
                                                                        ---------  ---------
                                                                        ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)
Information about the Communications Group's operations by geographic location for the six months ended June 30, 1999 and 1998 and as of June 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                                           REVENUES                ASSETS
                                                                     --------------------  ----------------------
COUNTRY                                                                1999       1998        1999        1998
-------------------------------------------------------------------  ---------  ---------  ----------  ----------
Austria............................................................  $     346  $     506  $      816  $    1,049
Azerbaijan.........................................................         --         --       9,790       5,172
Belarus............................................................         --         --       3,156       2,934
Czech Republic.....................................................        829        259       3,621       3,527
Estonia............................................................        370        574       1,923       2,026
Georgia............................................................        187         26      21,891      24,412
Germany............................................................         57        129       4,010       4,941
Hungary............................................................      3,747      4,342       6,287       6,288
Kazakhstan.........................................................         --         --       7,614       7,162
Krgyzstan..........................................................         --         --         366
Latvia.............................................................        368        327      13,404      14,219
Lithuania..........................................................        516        303       1,883       2,141
Moldova............................................................         --         --       3,908       4,896
People's Republic of China (2).....................................         --         --     140,348     139,726
Romania............................................................      2,564      2,177       7,460       6,115
Russia.............................................................      3,198      3,611      20,894      17,676
Ukraine............................................................        339         --       3,205       3,640
United Kingdom.....................................................         --      3,491         819       1,568
United States (1)..................................................        908        884      75,693      81,862
Uzbekistan.........................................................         --         --       4,995       5,236
                                                                     ---------  ---------  ----------  ----------
                                                                     $  13,429  $  16,629  $  332,083  $  334,590
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

------------------------

(1) Assets include goodwill of $55.0 million, and $54.5 million at June 30, 1999 and December 31, 1998, respectively.

(2) The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Opertions."

The revenues and assets by the Communications Group's line of business operations are disclosed in notes 2 and 3. All remaining assets and substantially all remaining revenue relate to operations in the United States.

7. INVESTMENT IN RDM SPORTS GROUP, INC.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED) satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distribution. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints allege that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also allege that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, are secondarily liable as controlling persons of RDM. Plaintiffs in these lawsuits seek the following relief: unspecified compensatory damages, reasonable costs and expenses, including counsel fees and expert fees, and such other and further relief as the court may deem just and proper.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED)
The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

8. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at June 30, 1999 and December 31, 1998 was $2.4 million and $2.2 million, respectively.

INVENTORIES

Inventories consist of the following as of June 30, 1999 and December 31, 1998 (in thousands):

                                                                            1999       1998
                                                                          ---------  ---------
Lawn and garden equipment:
  Raw materials.........................................................  $   8,426  $   8,388
  Finished goods........................................................     49,124     55,488
                                                                          ---------  ---------
                                                                             57,550     63,876
  Less: LIFO reserve....................................................      1,660      1,660
                                                                          ---------  ---------
                                                                             55,890     62,216
                                                                          ---------  ---------

Telecommunications:
  Pagers................................................................        104         --
  Cable.................................................................        362        561
                                                                          ---------  ---------
                                                                                466        561
                                                                          ---------  ---------
                                                                          $  56,356  $  62,777
                                                                          ---------  ---------
                                                                          ---------  ---------

STOCK OPTION PLANS

For the six months ended June 30, 1998 the Company has granted stock options and stock appreciation rights under the 1996 Metromedia International Group, Inc. Incentive Stock Plan, which has resulted in compensation expense of approximately $661,000 included in selling, general and administrative expenses.

9. ACQUISITION OF PLD TELEKOM INC.

On May 18, 1999, the Company entered into an agreement and plan of merger with PLD Telekom Inc. pursuant to which a wholly owned subsidiary of the Company will be merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom will become a wholly owned subsidiary of the Company.

PLD Telekom is a major provider of high quality long distance and international telecommunications services in the former Soviet Union. Its five principal business units are PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED) digital fiber optic network; Teleport-TP, which provides international telecommunications services from Moscow and operates a pan-Russian satellite-based long distance network; Baltic Communications Limited, which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is the principal provider of cellular service in the republic of Kazakhstan; and BELCEL, which provides the only national cellular service in Belarus.

In the merger, each holder of shares of common stock, par value $0.01 per share, of PLD Telekom will receive for each share of PLD Telekom common stock a number of shares of common stock, par value $1.00 per share, of the Company to be determined based on the following exchange ratio:

        (a) if the average company stock price (as defined below) is less than $6.25 and equal to or greater than $5.25, the exchange ratio will be equal to $3.50 divided by the average company stock price;

        (b) if the average company stock price is equal to or greater than $6.25 and less than or equal to $8.00, the exchange ratio will be 0.56;

        (c) if the average company stock price is greater than $8.00, the exchange ratio will be equal to $4.48 divided by the average company stock price; and

        (d) if the average company stock price is less than $5.25, then the exchange ratio will be 0.6667.

If the average company stock price is less than $5.25, PLD Telekom will have the right to request the Company to increase the exchange ratio to equal $3.50 divided by the average company stock price. If the Company refuses to increase the exchange ratio, PLD Telekom will have the right to terminate the merger agreement. In addition, PLD Telekom will be entitled to terminate the merger agreement if the average company stock price is less than $4.00.

The average company stock price will be determined by taking the average of the daily closing prices of the Company common stock on the American Stock Exchange Composite Transactions Tape for the 20 consecutive trading days ending on the third business day immediately prior to the meeting of the shareholders of PLD Telekom which will be called to approve the merger.

In the merger, each share of Series II and Series III preferred stock of PLD Telekom (a total of 446,884 shares) will be redeemed for cash at a redemption price of Cdn. $1.00 per share. Each outstanding option and warrant to acquire shares of PLD Telekom common stock will be converted into an option or warrant of the Company on the basis of the exchange ratio described above.

In the merger agreement, the Company has agreed to increase the size of its board of directors in connection with the consummation of the merger from 9 members to 11 members and to cause the designation of two persons specified by PLD Telekom, one of which will be designated by News America Incorporated, a 38% shareholder of PLD Telekom.

The consummation of the merger is subject to a number of conditions including the approval of the merger by the shareholders of the Company and PLD Telekom, the receipt of various governmental clearances and consents, the absence of any material adverse change in the Company's or PLD Telekom's respective businesses and operations and other customary closing conditions. In addition, the consummation of the merger is subject to the consummation of the transaction contemplated by the agreement to exchange and consent entered into by certain PLD Telekom senior and convertible

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED) noteholders, the letter agreement with Travelers, the letter agreement with News and the option modification agreements described below.

The merger agreement may be terminated in its entirety by either the Company or PLD Telekom in the event that the other is in material breach of the merger agreement, or in the event that the stockholders of both companies do not approve the merger or that the merger is not otherwise consummated by October 31, 1999. The Company also has the right to terminate the merger agreement in the event that the board of directors of PLD Telekom withdraws or modifies its approval of the merger or recommends (or fails to recommend against) a different transaction to the stockholders of PLD Telekom.

In the event that the Company terminates the merger agreement as a result of PLD Telekom's board of directors withdrawing or modifying its approval of the merger or recommending (or failing to recommend against) another transaction, or as a result of a material breach by PLD Telekom of the merger agreement, or as a result of the stockholders of PLD Telekom not approving the merger at a time when a different transaction had been announced, PLD Telekom will be obligated to pay the Company a termination fee of $6.3 million plus reimbursement of its expenses (up to a maximum of $1.0 million).

In connection with the merger agreement, the Company entered into a voting agreement with News and its affiliate which collectively own approximately 38% of PLD Telekom's common stock. Pursuant to this voting agreement, News has agreed to vote all of its shares of PLD Telekom common stock in favor of the merger agreement and the consummation of the merger and against any proposal that could impede, interfere with, delay, postpone or materially adversely affect the merger. News has also agreed not to solicit, discuss or support any other transaction involving PLD Telekom which could have the effect of interfering with, preventing or materially delaying the merger. The Company and its shareholder, Metromedia Company, also granted certain tag-along rights to News upon a sale by Metromedia Company of Company common stock. In connection with the voting agreement, the Company and News America executed a registration rights agreement granting News certain shelf and piggy-back registration rights with customary terms and conditions for their shares of Company common stock.

In connection with the merger, the holders of all of PLD Telekom's 14.5% Senior Discount Notes due 2004 and 9% Convertible Notes due 2006, known as the "PLD Notes", have agreed under an agreement to exchange and consent to exchange their PLD Notes for new 10.5% Senior Discount Notes of the Company due 2007. The noteholders have also agreed to waive certain events of default under the PLD Notes that would result from the consummation of the merger as well as the payment of certain amounts to become due under the PLD Notes until the earlier of the termination of the merger agreement or October 31, 1999.

Also in connection with the merger, the Company and PLD Telekom entered into a note and warrant modification agreement with The Travelers Insurance Company and the Travelers Indemnity Company pursuant to which Travelers agreed to waive any default under the applicable agreement as well as the payment of certain amounts due or to become due under its revolving credit and warrant agreement dated November 26, 1997 with PLD Telekom, and agreed to a restructuring of PLD Telekom's debt under this agreement pursuant to which Travelers will be entitled to receive at the closing of the merger, among other things, 100,000 shares of PLD Telekom common stock, which will be converted in the merger into shares of Company common stock at the applicable exchange ratio, and 10-year

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED) warrants to purchase 700,000 shares of Company common stock at a price to be determined in December 2000 that will be between $10.00 and $15.00 per share.

The Company also entered into a letter agreement with News under which News has agreed to certain modifications to the terms of PLD Telekom's debt under its revolving credit agreement dated as of September 30, 1998 and to the payment of such debt as modified in its entirety upon consummation of the merger.

The Company and PLD Telekom have also entered into option modification agreements with two minority shareholders of Technocom Limited, a subsidiary of PLD Telekom, pursuant to which PLD Telekom will purchase all of such shareholders' shares of Technocom Limited for an aggregate purchase price of $12.6 million. In addition, PLD Telekom also agreed to pay various other amounts to one of the shareholders and to cause the release of certain guarantees.

The Company also entered into a bridge loan agreement with PLD Telekom pursuant to which it has agreed to extend revolving bridge loans to PLD Telekom of up to $7.0 million at an annual interest rate of 10.0% to fund PLD Telekom's ongoing operations during the period from the execution of the merger agreement to the earlier of the consummation of the merger or the termination or expiration of the merger agreement. The loans under this agreement will be secured by a pledge by PLD Telekom of approximately 58% of the capital stock of PLD Telekom's Technocom Limited subsidiary. At June 30, 1999, the amount advanced under the bridge loan was $3.0 million.

The merger agreement and the merger have been unanimously approved by the boards of directors of both the Company and PLD Telekom, and each board is recommending approval by its respective stockholders.

The Company will record the merger as a purchase transaction. For accounting purposes, MMG will be deemed to be the surviving corporation in the merger.

10. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures and subsidiaries to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are disclosed more fully in the Company's Form 10-K, "Item 1. Risks Associated with Company."

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's joint ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group and its joint ventures expand their

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. CONTINGENCIES (CONTINUED)
operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a joint venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group's investments in joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV
II. China Unicom suggested immediately beginning negotiations with the Ningbo joint ventures. The content of the negotiation includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to unspecified technical reasons, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom expected to discuss this with Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's two other sino-sino-foreign telephony-related joint ventures (Chongqing JV and Sichuan JV), the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiation and other expected negotiations, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation, the Company will record a non-cash charge that will reduce the carrying value of the goodwill associated with its telecommunications joint ventures in China. The goodwill balance at June 30, 1999 was approximately $67 million.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that, subject to the information disclosed in note 7, the outcome of any known, pending or threatened legal proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

The business activities of Metromedia International Group, Inc. ("Metromedia" "MMG" or "the Company") are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic areas, Eastern Europe and the republics of the former Soviet Union, and China. The operations in Eastern Europe and the former Soviet Union are as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's Communications Group has investments in various telephony services in China. The Company manufactures lawn and garden products through Snapper.

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

On May 18, 1999, Metromedia International Group, Inc. entered into an agreement and plan of merger with PLD Telekom Inc. pursuant to which a wholly owned subsidiary of the Company will be merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom will become a wholly owned subsidiary of the Company.

PLD Telekom is a major provider of high quality long distance and international telecommunications services in the former Soviet Union. Its five principal business units are PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Teleport-TP, which provides international telecommunications services from Moscow and operates a pan-Russian satellite-based long distance network; Baltic Communications Limited, which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is the principal provider of cellular service in the republic of Kazakhstan; and BELCEL, which provides the only national cellular service in Belarus.

On November 1, 1995, as a result of the mergers of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company and MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company does not believe it will be entitled to any funds from its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 80.

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in joint ventures that are currently in operation or planning to commence operations in Eastern Europe, the former

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Soviet Union, China and other selected emerging markets. The Communications Group's joint ventures currently offer cellular telecommunications, fixed telephony, international and long distance telephony services, cable television, paging, and radio broadcasting. The Communications Group's joint ventures' partners are often governmental agencies or ministries.

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas, Eastern Europe and the former Soviet Union, and the People's Republic of China. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return, the Company receives payments from China Unicom based on the distributable cash flow generated by the networks. Statistical data in this document regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom to which such joint ventures provide funding and services.

Ningbo JV is currently conducting negotiations with China Unicom regarding termination of the project on which the joint venture is assisting China Unicom. See Note 3 to Consolidated Condensed Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Communications Group--Risks Associated with the Company."

The Company's financial statements consolidate only the accounts and results of operations of 16 of the Communications Group's 48 operating joint ventures at June 30, 1999. Investments in other companies and joint ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See Notes 2 and 3 of the "Notes to Consolidated Condensed Financial Statements" of the Company, for those joint ventures recorded under the equity method and their summary financial information.

The Communications Group accounts for the majority of its joint ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the joint ventures, on its balance sheet. The losses recorded for the six months ended 1999 and 1998 represent the Communications Group's equity in the losses of the joint ventures in Eastern Europe, the former Soviet Union and China. Equity in the losses of the joint ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. The Communications Group recognizes the full amount of losses generated by the Joint Venture when the Communications Group is the sole funding source of the joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table summarizes the Communications Group's joint ventures and subsidiaries at June 30, 1999, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such joint ventures and subsidiaries at June 30, 1999 (in thousands).

                                                                                AMOUNT       AMOUNT         TOTAL
                                                                              CONTRIBUTED    LOANED      INVESTED IN
                                                                               TO JOINT     TO JOINT        JOINT
                                                                 COMPANY       VENTURE/     VENTURE/      VENTURE/
JOINT VENTURE(1)                                               OWNERSHIP %    SUBSIDIARY   SUBSIDIARY   SUBSIDIARY(2)
-----------------------------------------------------------  ---------------  -----------  -----------  -------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia).......................................            22%     $  13,736    $      --     $  13,736
Magticom (Tbilisi, Georgia)................................            35%         2,450       18,009        20,459
Tyumenruskom (Tyumen, Russia)(3)...........................            46%         2,685        3,146         5,831
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China)(4)................................................            41%         9,530       23,518        33,048
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China)(4)..................................            41%         5,046        3,503         8,549
                                                                              -----------  -----------  -------------
                                                                                  33,447       48,176        81,623
                                                                              -----------  -----------  -------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan
  Province, China)(3)(5)...................................            54%     $  11,087    $   8,930     $  20,017
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China)(3)(5)....................            54%        13,581        2,603        16,184
Instaphone (Kazakhstan)....................................            50%            93        1,799         1,892
Caspian American Telecommunications (Azerbaijan)(6)........            37%           200       10,575        10,775
                                                                              -----------  -----------  -------------
                                                                                  24,961       23,907        48,868
                                                                              -----------  -----------  -------------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia).........................            30%         2,554           --         2,554
                                                                              -----------  -----------  -------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania)(7)....................           100%         2,405        6,183         8,588
Viginta (Vilnius, Lithuania)(7)............................            55%           397        3,330         3,727
ATK (Archangelsk, Russia)(7)...............................            81%         2,007          530         2,537
Ala TV (Bishkek, Kyrgyzstan)(3)(9).........................            53%            --           --            --
Kosmos TV (Moscow, Russia).................................            50%         1,093       13,158        14,251
Baltcom TV (Riga, Latvia)..................................            50%           819       12,320        13,139
Ayety TV (Tbilisi, Georgia)................................            49%           779        9,273        10,052
Kamalak TV (Tashkent, Uzbekistan)..........................            50%           400        3,074         3,474
Sun TV (Chisinau, Moldova).................................            50%           400        7,254         7,654
Alma TV (Almaty, Karaganda, Actau and Ust-Kamenogorsk,
  Kazakhstan)..............................................            50%           222        6,915         7,137
Cosmos TV (Minsk, Belarus).................................            50%           400        4,874         5,274
Teleplus (St. Petersburg, Russia)..........................            45%           990        1,480         2,470
                                                                              -----------  -----------  -------------
                                                                                   9,912       68,391        78,303
                                                                              -----------  -----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                AMOUNT       AMOUNT         TOTAL
                                                                              CONTRIBUTED    LOANED      INVESTED IN
                                                                               TO JOINT     TO JOINT        JOINT
                                                                 COMPANY       VENTURE/     VENTURE/      VENTURE/
JOINT VENTURE(1)                                               OWNERSHIP %    SUBSIDIARY   SUBSIDIARY   SUBSIDIARY(2)
-----------------------------------------------------------  ---------------  -----------  -----------  -------------
PAGING
Baltcom Paging (Tallinn, Estonia)(7).......................            85%         6,025          443         6,468
CNM (Romania)(7)...........................................            54%           490       13,525        14,015
Paging One Services (Austria)(7)(10).......................           100%         1,036       12,671        13,707
Eurodevelopment (Ukraine)(7)...............................            51%         1,000        1,743         2,743
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)..............................................            50%           435        1,904         2,339
Mobile Telecom (Russia)(11)................................            50%         7,407           --         7,407
Baltcom Plus (Riga, Latvia)(12)............................            50%            --           --            --
Paging One (Tbilisi, Georgia)(12)..........................            45%            --           --            --
Raduga Poisk (Nizhny Novgorod, Russia)(12).................            45%            --           --            --
PT Page (St. Petersburg, Russia)(12).......................            40%            --           --            --
Kazpage (Kazakhstan)(12)(13)...............................         26-41%            --           --            --
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)(12).....            50%            --           --            --
Paging Ajara (Batumi, Georgia)(12).........................            35%            --           --            --
                                                                              -----------  -----------  -------------
                                                                                  16,393       30,286        46,679
                                                                              -----------  -----------  -------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary)(7)......................           100%         8,107          740         8,847
SAC (Moscow, Russia)(7)....................................            83%           631        2,211         2,842
Radio Skonto (Riga, Latvia)(7).............................            55%           302           --           302
Radio One (Prague, Czech Republic)(7)......................            80%           627          477         1,104
NewsTalk Radio (Berlin, Germany)(7)........................            85%         2,758        7,487        10,245
Radio Vladivostok, (Vladivostok, Russia)(7)................            51%           267           59           326
Country Radio (Prague, Czech Republic)(7)..................            85%         2,046           --         2,046
Radio Georgia (Tbilisi, Georgia)(7)(8).....................            51%           705          306         1,011
Radio Katusha (St. Petersburg, Russia)(7)(8)...............            75%           437          726         1,163
Radio Nika (Socci, Russia).................................            51%           260           --           260
AS Trio LSL (Tallinn, Estonia)(8)..........................            49%         1,536          408         1,944
                                                                              -----------  -----------  -------------
                                                                                  17,676       12,414        30,090
                                                                              -----------  -----------  -------------
OTHER
Spectrum (Kazakhstan)(12)(14)..............................            33%            --           --            --
                                                                              -----------  -----------  -------------
TOTAL......................................................                    $ 104,943    $ 183,174     $ 288,117
                                                                              -----------  -----------  -------------
                                                                              -----------  -----------  -------------

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Total investment does not include any income or losses.

(3) Pre-operational systems as of June 30, 1999.

(4) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint ventures provide financing, technical assistance and consulting services to the Chinese operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See Note 3 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
(5) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications are supporting the development by China Unicom of fixed-line, public switched telephone networks in Sichuan Province and Chongqing Municipality, China, respectively. Both joint ventures provide financing, technical assistance and consulting services to the Chinese operator. In January 1999, the fixed wireline telephony systems in Sichuan and Chongqing commenced commercial operations. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See Note 3 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company".

(6) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses in accordance with Caspian American's business plans. Caspian American launched commercial operations in April 1999. In May 1999, the Communications Group sold 2.2% of Omni-Metromedia thereby reducing its ownership interest in Caspian American Telecommunications to 37%.

(7) Results of operations are consolidated with the Company's financial statements.

(8) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

(9) In June 1999, Ala TV, a joint venture 51% owned by the Communications Group and 4% owned by its 50% owned Kazakh joint venture Alma TV, launched cable television services in Bishkek, Kyrgyzstan.

(10) On July 7, 1999, Paging One Services entered into an agreement to sell certain of its assets and transfer its customers to a competing service provider in Austria. Pursuant to such agreement, Paging One shall transfer title to such assets and complete the transfer of its customers to the buyer by September 3, 1999.

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

(12) Balances reflect write down of investment.

(13) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the joint ventures. The results of operations of the service entity are consolidated with the Company's financial statements.

(14) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group received Protocall Ventures Limited's interest in Spectrum in partial satisfaction of its outstanding debt. The Company recorded a gain of approximately $7.1 million on the sale. The Company's interest in Spectrum of $1.6 million was written down and offset against the gain on the sale of Protocall Ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table summarizes by country the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's joint ventures and subsidiaries at June 30, 1999 (in thousands):

                                                      AMOUNT                  AMOUNT                 TOTAL
                                                    CONTRIBUTED               LOANED                INVESTED
                                                     TO JOINT                TO JOINT               IN JOINT
                                                     VENTURE/                VENTURE/               VENTURE/
COUNTRY                                             SUBSIDIARY       %      SUBSIDIARY      %      SUBSIDIARY      %
--------------------------------------------------  -----------  ---------  ----------  ---------  ----------  ---------
Austria...........................................   $   1,036         1.0  $   12,671        6.9  $   13,707        4.8
Azerbaijan........................................         200         0.2      10,575        5.8      10,775        3.7
Belarus...........................................         400         0.4       4,874        2.7       5,274        1.8
Czech Republic....................................       2,673         2.5         477        0.3       3,150        1.1
Estonia...........................................       7,561         7.2         851        0.5       8,412        2.9
Georgia...........................................       6,488         6.2      27,588       15.1      34,076       11.8
Germany...........................................       2,758         2.6       7,487        4.1      10,245        3.6
Hungary...........................................       8,107         7.7         740        0.4       8,847        3.1
Kazakhstan........................................         315         0.3       8,714        4.7       9,029        3.1
Latvia............................................      14,857        14.2      12,320        6.7      27,177        9.4
Lithuania.........................................         397         0.4       3,330        1.7       3,727        1.3
Moldova...........................................         400         0.4       7,254        4.0       7,654        2.7
People's Republic of China (1)....................      39,244        37.3      38,554       21.0      77,798       27.0
Romania...........................................       2,895         2.8      19,708       10.8      22,603        7.8
Russia............................................      15,777        15.0      21,310       11.6      37,087       12.9
Ukraine...........................................       1,000         1.0       1,743        1.0       2,743        1.0
Uzbekistan........................................         835         0.8       4,978        2.7       5,813        2.0
                                                    -----------  ---------  ----------  ---------  ----------  ---------
                                                     $ 104,943       100.0  $  183,174      100.0  $  288,117      100.0
                                                    -----------  ---------  ----------  ---------  ----------  ---------
                                                    -----------  ---------  ----------  ---------  ----------  ---------

------------------------

(1) The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company."

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

The following tables sets forth operating results for the three and six months ended June 30, 1999 and 1998 for the Company's Communications Group's two geographic areas and lawn and garden products operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                ------------------------------------------------------------------------------------------------
                                                          INTERNATIONAL
                                 CELLULAR                   AND LONG                                          SEGMENT
                                 TELECOM-       FIXED       DISTANCE        CABLE                 RADIO        HEAD-
                                MUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION   PAGING  BROADCASTING   QUARTERS    TOTAL
                                -----------   ---------   -------------   ----------   ------  ------------   --------   -------
COMBINED
Revenues......................    $ 8,964      $    34       $ 5,436       $ 8,307     $3,506     $3,400      $    691   $30,338
Depreciation and
  amortization................      3,639           13           507         3,343        145        211         1,256     9,114
Operating loss................       (419)         (77)         (201)         (249)      (230)      (846)       (7,543)   (9,565)
CONSOLIDATED
Revenues......................         --           --            --         1,413        801      2,916           691     5,821
Gross profit..................
Depreciation and
  amortization................         --           --            --           510         16        148         1,256     1,930
Operating income (loss).......         --           --            --          (120)      (146)      (789)       (7,543)   (8,598)
UNCONSOLIDATED JOINT VENTURES
Revenues......................      8,964           34         5,436         6,894      2,705        484            --    24,517
Depreciation and
  amortization................      3,639           13           507         2,833        129         63            --     7,184
Operating income (loss).......       (419)         (77)         (201)         (129)       (84)       (57)           --      (967)
Net loss......................     (3,448)        (312)       (1,052)       (2,230)      (431)       (76)           --    (7,549)
Equity in losses of
  unconsolidated investees
  (Note 2)....................     (1,716)      (1,152)         (316)         (875)      (241)       (66)           --    (4,366)
Foreign currency loss.........                                                                                            (2,286)
Minority interest.............                                                                                               331
Interest expense..............
Interest income...............
Income tax expense............
Net loss......................



                                COMMUNICATIONS
                                    GROUP-                 CORPORATE
                                    CHINA        SNAPPER  HEADQUARTERS   CONSOLIDATED
                                --------------   -------  ------------   ------------
COMBINED
Revenues......................
Depreciation and
  amortization................
Operating loss................
CONSOLIDATED
Revenues......................     $    --       $59,184    $    --        $ 65,005
Gross profit..................                    20,450
Depreciation and
  amortization................         790         1,498          2           4,220
Operating income (loss).......      (3,526)        7,332     (1,576)         (6,368)
UNCONSOLIDATED JOINT VENTURES
Revenues......................       1,515
Depreciation and
  amortization................       1,034
Operating income (loss).......         279
Net loss......................        (616)
Equity in losses of
  unconsolidated investees
  (Note 2)....................         118            --         --          (4,248)
Foreign currency loss.........          --            --         --          (2,286)
Minority interest.............       2,052            --         --           2,383
Interest expense..............                                               (3,523)
Interest income...............                                                2,546
Income tax expense............                                                 (111)
                                                                         ------------
Net loss......................                                             $(11,607)
                                                                         ------------
                                                                         ------------

------------------------

NOTE 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization or EBITDA. The above information and the discussion of the Company's operations is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated joint ventures in Eastern Europe and the republics of the former Soviet Union. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The above information for the Communications Group's China joint ventures represents the investment in network construction and development of telephony networks for China Unicom. The above information does not reflect the results of operations of China Unicom's telephony networks. The Company has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Company expects that the other two telecommunications projects in which it has invested will receive similar letters. See Note 3 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company".

NOTE 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                             COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                           --------------------------------------------------------------------------------------
                                                        INTERNATIONAL
                                            CELLULAR      AND LONG                                                       SEGMENT
                                            TELECOM-      DISTANCE        CABLE                   RADIO                   HEAD-
                                           MUNICATIONS    TELEPHONY    TELEVISION    PAGING    BROADCASTING    OTHER    QUARTERS
                                           -----------  -------------  -----------  ---------  ------------  ---------  ---------
COMBINED
Revenues.................................   $   4,833     $   6,575     $   8,379   $   4,253   $    3,516   $   2,155  $     915
Depreciation and amortization............       2,422           377         3,073         480          346         432      1,392
Operating income (loss)..................      (1,701)        1,096          (418)     (1,800)      (1,155)       (682)    (9,955)
CONSOLIDATED
Revenues.................................          --            --           867       1,270        3,166       1,449        915
Gross profit.............................
Depreciation and amortization............          --            --           339         215          299         230      1,392
Operating loss...........................          --            --          (305)     (2,294)      (1,059)        (58)    (9,955)
UNCONSOLIDATED JOINT VENTURES
Revenues.................................       4,833         6,575         7,512       2,983          350         706         --
Depreciation and amortization............       2,422           377         2,734         265           47         202         --
Operating income (loss)..................      (1,701)        1,096          (113)        494          (96)       (624)        --
Net income (loss)........................      (3,843)          515          (773)       (661)         (96)       (690)        --
Equity in income (losses) of
  unconsolidated investees (Note 2)......      (1,732)          154           438        (439)         (51)       (221)        --
Foreign currency gain....................
Minority interest........................
Interest expense.........................
Interest income..........................
Income tax expense.......................
Discontinued operations..................
Net loss.................................



                                                       COMMUNICATIONS
                                                           GROUP-                   CORPORATE
                                             TOTAL          CHINA        SNAPPER   HEADQUARTERS  CONSOLIDATED
                                           ----------  ---------------  ---------  ------------  ------------
COMBINED
Revenues.................................  $   30,626
Depreciation and amortization............       8,522
Operating income (loss)..................     (14,615)
CONSOLIDATED
Revenues.................................       7,667     $      --     $  66,572   $       --    $   74,239
Gross profit.............................                                  18,804
Depreciation and amortization............       2,475           741         1,908            3         5,127
Operating loss...........................     (13,671)       (3,935)       (3,982)      (1,605)      (23,193)
UNCONSOLIDATED JOINT VENTURES
Revenues.................................      22,959           784
Depreciation and amortization............       6,047           710
Operating income (loss)..................        (944)         (254)
Net income (loss)........................      (5,548)         (671)
Equity in income (losses) of
  unconsolidated investees (Note 2)......      (1,851)         (294)           --           --        (2,145)
Foreign currency gain....................         224            --            --           --           224
Minority interest........................       1,247         2,199            --           --         3,446
Interest expense.........................                                                             (4,557)
Interest income..........................                                                              4,179
Income tax expense.......................                                                               (143)
Discontinued operations..................                                                              5,267
                                                                                                 ------------
Net loss.................................                                                         $  (16,922)
                                                                                                 ------------
                                                                                                 ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                        ----------------------------------------------------------------------------------------
                                                                  INTERNATIONAL
                                         CELLULAR                   AND LONG                                           SEGMENT
                                         TELECOM-       FIXED       DISTANCE       CABLE                   RADIO        HEAD-
                                        MUNICATIONS   TELEPHONY    TELEPHONY    TELEVISION    PAGING    BROADCASTING   QUARTERS
                                        -----------  -----------  ------------  -----------  ---------  ------------  ----------
COMBINED
Revenues..............................   $  17,920    $      54    $   11,585    $  16,288   $   8,277   $    9,292   $      918
Depreciation and amortization.........       6,555           28         1,033        6,798         611          662        2,166
Operating income (loss)...............        (873)        (183)          940       (1,409)     (1,107)      (1,271)     (14,029)
CONSOLIDATED
Revenues..............................          --           --            --        2,661       1,745        8,105          918
Gross profit..........................
Depreciation and amortization.........          --           --            --          953         307          531        2,166
Operating income (loss)...............          --           --            --         (178)     (1,299)      (1,253)     (14,029)
UNCONSOLIDATED JOINT VENTURES
Revenues..............................      17,920           54        11,585       13,627       6,532        1,187           --
Depreciation and amortization.........       6,555           28         1,033        5,845         304          131           --
Operating income (loss)...............        (873)        (183)          940       (1,231)        192          (18)          --
Net loss..............................      (5,479)        (603)       (2,050)      (3,967)       (200)         (88)          --
Equity in losses of unconsolidated
  investees (Note 2)..................      (2,244)      (1,531)         (615)      (1,237)        (79)         (80)          --
Foreign currency loss.................
Minority interest.....................
Interest expense......................
Interest income.......................
Income tax expense....................
Net loss..............................



                                                   COMMUNICATIONS
                                                       GROUP-                    CORPORATE
                                          TOTAL         CHINA        SNAPPER    HEADQUARTERS  CONSOLIDATED
                                        ---------  ---------------  ----------  ------------  ------------
COMBINED
Revenues..............................  $  64,334
Depreciation and amortization.........     17,853
Operating income (loss)...............    (17,932)
CONSOLIDATED
Revenues..............................     13,429     $      --     $  119,218   $       --    $  132,647
Gross profit..........................                                  40,543
Depreciation and amortization.........      3,957         1,574          3,053            3         8,587
Operating income (loss)...............    (16,759)       (7,073)        10,651       (2,933)      (16,114)
UNCONSOLIDATED JOINT VENTURES
Revenues..............................     50,905         2,527
Depreciation and amortization.........     13,896         1,716
Operating income (loss)...............     (1,173)          331
Net loss..............................    (12,387)       (1,776)
Equity in losses of unconsolidated
  investees (Note 2)..................     (5,786)         (147)            --           --        (5,933)
Foreign currency loss.................     (2,794)           --             --           --        (2,794)
Minority interest.....................        624         4,228             --           --         4,852
Interest expense......................                                                             (6,929)
Interest income.......................                                                              4,246
Income tax expense....................                                                               (205)
                                                                                              ------------
Net loss..............................                                                         $  (22,877)
                                                                                              ------------
                                                                                              ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1998
                                 (IN THOUSANDS)

                                            COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                          -------------------------------------------------------------------------------------
                                                       INTERNATIONAL
                                           CELLULAR      AND LONG                                                      SEGMENT
                                           TELECOM-      DISTANCE       CABLE                   RADIO                   HEAD-
                                          MUNICATIONS   TELEPHONY    TELEVISION    PAGING    BROADCASTING    OTHER    QUARTERS
                                          -----------  ------------  -----------  ---------  ------------  ---------  ---------
COMBINED
Revenues................................   $   8,850    $   13,624    $  15,629   $   8,982   $    9,664   $   4,980  $   1,002
Depreciation and amortization...........       4,724           915        6,155       1,493          681         961      2,708
Operating income (loss).................      (4,641)        3,112       (3,370)     (5,032)          (6)     (1,784)   (20,761)
CONSOLIDATED
Revenues................................          --            --        1,576       2,157        8,694       3,200      1,002
Gross profit............................
Depreciation and amortization...........          --            --          666         774          590         481      2,708
Operating income (loss).................          --            --       (1,084)     (5,151)         144        (186)   (20,761)
UNCONSOLIDATED JOINT VENTURES
Revenues................................       8,850        13,624       14,053       6,825          970       1,780         --
Depreciation and amortization...........       4,724           915        5,489         719           91         480         --
Operating income (loss).................      (4,641)        3,112       (2,286)        119         (150)     (1,598)        --
Net income (loss).......................      (8,065)        1,884       (4,788)     (1,541)        (162)     (1,715)        --
Equity in income (losses) of
  unconsolidated investees (Note 2).....      (3,104)          565       (2,308)     (1,301)         (81)       (644)        --
Foreign currency gain...................
Minority interest.......................
Interest expense........................
Interest income.........................
Income tax expense......................
Discontinued operations.................
Net loss................................



                                                      COMMUNICATIONS
                                                          GROUP-                    CORPORATE
                                            TOTAL          CHINA        SNAPPER    HEADQUARTERS  CONSOLIDATED
                                          ----------  ---------------  ----------  ------------  ------------
COMBINED
Revenues................................  $   62,731
Depreciation and amortization...........      17,637
Operating income (loss).................     (32,482)
CONSOLIDATED
Revenues................................      16,629     $      --     $  117,829   $       --    $  134,458
Gross profit............................                                   34,312
Depreciation and amortization...........       5,219         1,497          3,722            4        10,442
Operating income (loss).................     (27,038)       (7,285)        (3,118)      (2,895)      (40,336)
UNCONSOLIDATED JOINT VENTURES
Revenues................................      46,102         1,422
Depreciation and amortization...........      12,418         1,279
Operating income (loss).................      (5,444)         (608)
Net income (loss).......................     (14,387)       (1,733)
Equity in income (losses) of
  unconsolidated investees (Note 2).....      (6,873)         (772)            --           --        (7,645)
Foreign currency gain...................         321            --             --           --           321
Minority interest.......................       1,342         4,143             --           --         5,485
Interest expense........................                                                              (9,560)
Interest income.........................                                                               7,213
Income tax expense......................                                                                (630)
Discontinued operations.................                                                               5,267
                                                                                                 ------------
Net loss................................                                                          $  (39,885)
                                                                                                 ------------
                                                                                                 ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998, AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

LEGEND

C = Consolidated
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
UNION

The following sets forth, by line of business, the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures, the Communications Group's ownership percentage and selected income statement information for the three and six months ended June 30, 1999 and 1998.

TELEPHONY

CELLULAR TELECOMMUNICATIONS

                                                                                                               JUNE 30,
                                                                                                        ----------------------
JOINT VENTURE/SUBSIDIARY                                                                 OWNERSHIP %       1999        1998
-------------------------------------------------------------------------------------  ---------------     -----     ---------
Baltcom GSM (Latvia).................................................................           22%              E       E
Magticom (Tbilisi, Georgia)..........................................................           35%              E       E
Tyumenruskom (Tyumen, Russia)........................................................           46%              P      N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures recorded under the equity method (in thousands, except subscriber information):

                                                     THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------  -----------------------------------
                                                   1999       1998       % CHANGE       1999       1998       % CHANGE
                                                 ---------  ---------  -------------  ---------  ---------  -------------
Revenues.......................................  $   8,964  $   4,833           85%   $  17,920  $   8,850          102%
Operating loss.................................  $    (419) $  (1,701)         (75)%  $    (873) $  (4,641)         (81)%
Net loss.......................................  $  (3,448) $  (3,843)         (10)%  $  (5,479) $  (8,065)         (32)%
Equity in losses of joint ventures.............  $  (1,716) $  (1,732)          (1)%  $  (2,244) $  (3,104)         (28)%
Ending subscribers.............................     83,813     36,381          130%      83,813     36,381          130%
Average monthly revenue per subscriber.........  $   40.00  $   49.65          (19)%  $   44.77  $   63.02          (29)%

REVENUES. Baltcom GSM operates a nationwide cellular telecommunication system in Latvia. Magticom provides service in major cities in Georgia and is licensed to provide service nationwide. Revenue and subscriber increases for the three months and six months ended June 30, 1999 as compared to the same periods in 1998 reflect the increasing demand for reliable and mobile telephone service in these markets. However, average monthly revenue per subscriber has declined for the three months and six months ended June 30, 1999 as compared to 1998. In Latvia, this is attributable to an

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) increase in the number of prepaid customers. In Georgia, the devaluation of the Georgian lari from September 1998 to March 1999 has negatively impacted the U.S. dollar value of revenue generated.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $3.0 million, selling general and administrative expenses of $9.3 million and depreciation and amortization expenses of $6.6 million. For the six months ended June 30, 1998, operating losses included cost of services of $3.4 million, selling general and administrative expenses of $5.4 million and depreciation and amortization expenses of $4.7 million. Included in operating loss for the three months ended June 30, 1999 were cost of services of $1.3 million, selling general and administrative expenses of $4.5 million and depreciation and amortization expenses of $3.6 million. Included in operating loss for the three months ended June 30, 1998 were cost of services of $1.2 million, selling general and administrative expenses of $2.9 million and depreciation and amortization expenses of $2.4 million. Baltcom GSM and Magticom were both launched in 1997. Decreasing operating losses are a result of both operations moving out of the start-up phase and increasing revenues and subscriber base, while controlling costs.

NET LOSS. In 1999, interest expense increased by $379,000 and $1.6 million for the three and six months ended June 30, 1999, respectively. The increase in interest expense in 1999 from the prior year represents additional borrowings by the joint ventures to fund and expand their operations. Additionally, included in the net losses in the six months ended June 30, 1999 and 1998 were foreign currency losses of $17,000 and $443,000, respectively. For the three months ended June 30, 1999 and 1998, net losses included foreign currency losses of $753,000 and $248,000, respectively. Foreign currency losses represent the remeasurement of the ventures' financial statements, using the U.S. dollar as the functional currency.

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

FIXED TELEPHONY

                                                                                                                 JUNE 30,
                                                                                                          ----------------------
JOINT VENTURE/SUBSIDIARY                                                                  OWNERSHIP %        1999        1998
-------------------------------------------------------------------------------------  -----------------     -----     ---------
Instaphone (Kazakhstan)..............................................................             50%              E           P
Caspian American Telecommunications (Azerbaijan).....................................             38%              P         N/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures recorded under the equity method (in thousands, except subscriber information):

                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------  ---------------------------------
                                                       1999       1998      % CHANGE      1999       1998      % CHANGE
                                                     ---------  ---------  -----------  ---------  ---------  -----------
Revenues...........................................  $      34  $      --         N/A   $      54  $      --         N/A
Operating loss.....................................  $     (77) $      --         N/A   $    (183) $      --         N/A
Net loss...........................................  $    (312) $      --         N/A   $    (603) $      --         N/A
Equity in losses of joint ventures.................  $  (1,152) $      --         N/A   $  (1,531) $      --         N/A
Ending subscribers.................................         44         --         N/A          44         --         N/A
Average monthly revenue per subscriber.............        N/M        N/M         N/M         N/M        N/M         N/M

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's joint venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry that is economically and technically appropriate. An interconnection agreement is required to access public switched traffic from a private overlay network such as Instaphone's. The lack of an interconnection essentially precludes the joint venture from establishing viable commercial operations, even though it meets the company requirement to be classified as an operational joint venture. When Instaphone is granted an interconnection agreement, it will begin to market its services and implement its business plan. Included in operating loss for the six months ended June 30, 1999 were cost of services of $11,000, selling general and administrative expenses of $198,000 and depreciation and amortization expenses of $28,000. Interest expense for the six months ended June 30, 1999 was $89,000. For the three months ended June 30, 1999, operating losses included cost of services of $6,000, selling general and administrative expenses of $91,000 and depreciation and amortization expenses of $13,000. Interest expense for the three months ended June 30, 1999 was $42,000.

INTERNATIONAL AND LONG DISTANCE TELEPHONY

                                                                                                                   JUNE 30,
                                                                                                                -------------
JOINT VENTURE/SUBSIDIARY                                                                   OWNERSHIP %        1999         1998
--------------------------------------------------------------------------------------  -----------------     -----        -----
Telecom Georgia (Tbilisi, Georgia)....................................................             30%              E            E

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income, net income (loss) and equity in income (loss) of the Communications Group's investment in Telecom Georgia which is recorded under the equity method (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------  ---------------------------------
                                                    1999       1998      % CHANGE      1999       1998      % CHANGE
                                                  ---------  ---------  -----------  ---------  ---------  -----------
Revenues........................................  $   5,436  $   6,575         (17)% $  11,585  $  13,624         (15)%
Operating income (loss).........................  $    (201) $   1,096         N/M   $     940  $   3,112         (70)%
Net income (loss)...............................  $  (1,052) $     515         N/M   $  (2,050) $   1,884         N/M
Equity in income (loss) of joint venture........  $    (316) $     154         N/M   $    (615) $     565         N/M

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Telecom Georgia handles international calls inbound to and outbound from the Republic of Georgia. Revenues have decreased for the three months and six months ended June 30,1999 as compared to the three months and six months ended June 30, 1998. This is partially the effect of increased competition from other international telephone service providers during 1999. During the six months ended June 30, 1998, Telecom Georgia was the only entity licensed to handle international call traffic in or out of Georgia. Further, the devaluation of the Georgian lari from September 1998 to March 1999 has negatively impacted the U.S. dollar value of revenue generated by outgoing calls. Telecom Georgia charges the local caller a per minute rate on these calls and pays a destination fee to the interconnect carrier.

OPERATING INCOME (LOSS). For the six months ended June 30, 1999, operating income included cost of services of $5.8 million, selling general and administrative expenses of $3.8 million and depreciation and amortization expenses of $1.0 million. For the six months ended June 30, 1998, operating income included cost of services of $5.3 million, selling general and administrative expenses of $4.3 million and depreciation and amortization expenses of $915,000. Included in operating loss for the three months ended June 30, 1999 were cost of services of $3.2 million, selling general and administrative expenses of $2.0 million and depreciation and amortization expenses of $507,000. Included in operating income for the three months ended June 30, 1998 were cost of services of $2.7 million, selling general and administrative expenses of $2.4 million and depreciation and amortization expenses of $377,000. Operating results in the three and six months ended June 30, 1999 decreased as a result of contractual reductions in termination accounting rates in international settlement agreements for traffic with overseas carriers.

NET INCOME (LOSS). Included in net income in the six months ended June 30, 1999 and 1998 were interest charges of $83,000 and $231,000, respectively. In the three months ended June 30, 1999 and 1998, net income included interest charges of $77,000 and 64,000, respectively. Also included in net income were foreign currency losses of $2.7 million in the first six months of 1999 and $519,000 in the first six months of 1998. In the three months ended June 30, 1999 and 1998 foreign currency losses were $655,000 and $270,000, respectively. The increased foreign currency loss experienced in 1999 is a result of the devaluation of the Georgian lari from September 1998 to March 1999. Net income also included income taxes of $213,000 and $492,000 in the first six months of 1999 and 1998, respectively. In the three months ended June 30, 1999 and 1998, income taxes were $122,000 and $262,000, respectively.The net loss in the three months and six months ended June 30, 1999 as compared to the net income in the three months and six months ended June 30, 1998 is attributable to the significant devaluation of the Georgian lari.

EQUITY IN INCOME (LOSS) OF JOINT VENTURE. Equity in income (loss) of joint venture represents the Communications Group's proportionate share of Telecom Georgia's net income (loss) in 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
CABLE TELEVISION

                                                                                                             JUNE 30,
                                                                                                      ----------------------
JOINT VENTURE/SUBSIDIARY                                                                OWNERSHIP %      1999        1998
-------------------------------------------------------------------------------------  -------------     -----     ---------
Romsat Cable TV (Bucharest, Romania).................................................          100%        C           C
Viginta (Vilnius, Lithuania).........................................................           55%        C           C
ATK (Archangelsk, Russia)............................................................           81%        C          N/A
Kosmos TV (Moscow, Russia)...........................................................           50%        E           E
Baltcom TV (Riga, Latvia)............................................................           50%        E           E
Ayety TV (Tbilisi, Georgia)..........................................................           49%        E           E
Kamalak TV (Tashkent, Uzbekistan)....................................................           50%        E           E
Sun TV (Chisinau, Moldova)...........................................................           50%        E           E
Alma TV (Almaty, Kazakhstan).........................................................           50%        E           E
Cosmos TV (Minsk, Belarus)...........................................................           50%        E           E
Teleplus (St. Petersburg, Russia)....................................................           45%        E           P

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for cable television (in thousands):

                                                         THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------  -----------------------------------
                                                       1999       1998       % CHANGE       1999       1998       % CHANGE
                                                     ---------  ---------  -------------  ---------  ---------  -------------
Revenues...........................................  $   1,413  $     867           63%   $   2,661  $   1,576           69%
Operating loss.....................................  $    (120) $    (305)         (61)%  $    (178) $  (1,084)         (84)%

REVENUES. Revenue increased by $1.1 million for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998; and by $546,000 for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The increases are primarily due to increased revenue at Romsat of $602,000 and $280,000 for the six and three months ended June 30, 1999, respectively, coupled with the acquisition of ATK in the Archangelsk region of Russia. Romsat's favorable revenue trend was generated by an increase in rates and the launch of internet services via the cable network.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $621,000, selling general and administrative expenses of $1.3 million and depreciation and amortization expenses of $953,000. For the six months ended June 30, 1998, operating losses included cost of services of $647,000, selling general and administrative expenses of $1.3 million and depreciation and amortization expenses of $666,000. Included in operating loss for the three months ended June 30, 1999 were cost of services of $397,000, selling general and administrative expenses of $626,000 and depreciation and amortization expenses of $510,000. Included in operating loss for the three months ended June 30, 1998 were cost of services of $313,000, selling general and administrative expenses of $520,000 and depreciation and amortization expenses of $339,000. The decreased operating loss for the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998 reflects the increase in revenue realized by continuing to emphasize the strategy of increasing the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Company's investment in unconsolidated joint ventures recorded under the equity method (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------  -----------------------------------
                                                    1999       1998      % CHANGE      1999       1998       % CHANGE
                                                  ---------  ---------  -----------  ---------  ---------  -------------
Revenues........................................  $   6,894  $   7,512          (8)% $  13,627  $  14,053           (3)%
Operating loss..................................  $    (129) $    (113)         14%  $  (1,231) $  (2,286)         (46)%
Net loss........................................  $  (2,230) $    (773)        188%  $  (3,967) $  (4,788)         (17)%
Equity in losses of joint ventures..............  $    (875) $     438         N/M   $  (1,237) $  (2,308)         (46)%

REVENUES. For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, revenue decreased by approximately $426,000. Revenues at Kosmos TV, Moscow and Sun TV decreased by approximately $947,000 and $496,000, respectively, for reasons described below. These losses were offset by increases at Alma TV and Cosmos TV. Alma TV revenue increased by approximately $821,000. In Almaty, Alma-TV distributes service through MMDS and wireline technologies. The growth and increased revenue has been achieved primarily through a rapid wireline build. Wireline home service grew from approximately 40,000 at June 30, 1998 to approximately 143,000 at June 30, 1999, resulting in an increase in wireline subscribers from approximately 10,000 to approximately 34,000. Additionally, during the six months ended June 30, 1999, the wireline build was expanded within Kazakhstan to the cities of Actua, UST- Kamenogorsk, and Karaganda. This expansion accounts for approximately $169,000 of Alma TV's revenue increase. The increased revenue at Cosmos TV, Minsk was a result of an 118% increase in subscribers from approximately 4,000 at June 30, 1998 to approximately 8,700 at June 30, 1999. However, the Communications Group is intentionally slowing the growth of Cosmos TV due to regulations instituted by various governmental agencies which may adversely affect the operations of the venture. The impact on the Company's cable television revenues caused by the policies that govern the granting of cable licenses by the Belarussian government, is not easily measured in exact terms. However, it is clear that because of the these policies the Company did not devote a substantial effort to grow the ventures' revenue.

As a deterrent to subscriber churn during the Russian economic crisis, Kosmos TV began granting price discounts to existing customers, which has negatively impacted revenue. The number of subscribers at Kosmos decreased by approximately 1,355, or 6% during the quarter. The devaluation of the Moldovan lei has had an adverse impact on Sun TV's revenue as the rate increase necessary to achieve the pre-devaluation U.S. dollar value rate was made incrementally.

The decrease in revenue of $618,000 for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 is primarily made up of decreases of approximately $666,000 and $299,000 at Kosmos TV and Sun TV, respectively, offset by an increase at Alma TV of approximately $421,000.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $1.8 million, selling general and administrative expenses of $7.2 million and depreciation and amortization expenses of $5.8 million. For the six months ended June 30, 1998, operating losses included cost of services of $2.7 million, selling general and administrative expenses of $8.1 million and depreciation and amortization expenses of $5.5 million. Included in operating loss for the three months ended June 30, 1999 were cost of services of $844,000, selling general and administrative expenses of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
$3.3 million and depreciation and amortization expenses of $2.8 million. Included in operating loss for the three months ended June 30, 1998 were cost of services of $1.5 million, selling general and administrative expenses of $3.4 million and depreciation and amortization expenses of $2.7 million. The decreased operating loss for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 reflects the fact that certain operating costs are fixed and as the number of subscribers increased, it reduced the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers.

NET LOSS. Included in net losses in the six months ended June 30, 1999 and 1998 were interest charges of $2.6 million and $2.0 million, respectively. In the three months ended June 30, 1999 and 1998, net income included interest charges of $1.3 million and $966,000, respectively. Also included in net income was foreign currency losses of $376,000 in the first six months of 1999 and $158,000 in the first six months of 1998. In the three months ended June 30, 1999 and 1998 foreign currency income (loss) was $(926,000) and $272,000, respectively. The increase in interest expense in the six months and quarter ended June 30, 1999 as compared to the six months and quarter ended June 30, 1998 relates to additional borrowings by the joint ventures to fund and expand their operations.

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

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands, except subscriber information):

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                              -------------------------------------  -----------------------------------
                                                 1999        1998       % CHANGE       1999       1998       % CHANGE
                                              ----------  ----------  -------------  ---------  ---------  -------------
Revenues....................................  $    8,307  $    8,379            1%   $  16,288  $  15,629            4%
Depreciation and amortization...............  $   (3,343) $   (3,073)           9%   $  (6,798) $  (6,155)          10%
Operating loss..............................  $     (249) $     (418)         (40)%  $  (1,409) $  (3,370)          58%
Ending subscribers..........................     375,460     269,017           40%     375,460    269,017           40%
Average revenue per subscriber..............  $     7.38  $    10.66          (31)%  $    7.85  $   10.53          (25)%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, subscriber growth and revenue increases in 1999 were the result of further implementation of the strategy by which buildings were wired in advance and targeted for a lower priced, broader band program package. Total subscribers increased from 269,017 in 1998 to 375,460 in 1999. In 1999, the improvement in operating results reflects the favorable relationship between certain fixed operating costs and the increase in subscribers as described above, combined with cost savings achieved through economies of scale resulting in advantageous contract renegotiations with programmers and other suppliers.

Revenue per average subscriber decreased during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 as a result of increased wireline network build-outs and penetration, which distribute lower priced cable plans relative to the MMDS cable package.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
PAGING

OVERVIEW. In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that should not require significant additional funding for its operation. It is anticipated that under the revised plan the Communications Group's paging business operating losses will decrease significantly. The Company has adjusted its investment in certain paging operations which were recorded under the equity method to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of these investees and is reflected in the following table as E*.

                                                                                                             JUNE 30,
                                                                                                      ----------------------
JOINT VENTURE/SUBSIDIARY                                                                OWNERSHIP %      1999        1998
-------------------------------------------------------------------------------------  -------------     -----     ---------
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

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for paging (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------  -----------------------------------
                                                     1999       1998       % CHANGE       1999       1998       % CHANGE
                                                   ---------  ---------  -------------  ---------  ---------  -------------
Revenues.........................................  $     801  $   1,270          (37)%  $   1,745  $   2,157          (19)%
Operating loss...................................  $    (146) $  (2,294)         (94)%  $  (1,299) $  (5,151)         (75)%

REVENUES. For the six months and quarter ended June 30, 1999 as compared to the six months and quarter ended June 30, 1998, the decrease in revenue reflects the increasing competition from GSM operators in the markets in which the Communications Group has paging businesses. This factor has been partially offset by the acquisition during the fourth quarter of 1998 of a paging operation in the Ukraine.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $140,000, selling general and administrative expenses of $2.6 million and depreciation and amortization expenses of $304,000. For the six months ended June 30, 1998, operating losses included cost of services of $2.0 million, selling general and administrative expenses of $4.5 million and depreciation and amortization expenses of $774,000. Included in operating loss for the three months ended June 30,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
1999 were cost of services of $23,000, selling general and administrative expenses of $908,000 and depreciation and amortization expenses of $16,000. Included in operating loss for the three months ended June 30, 1998 were cost of services of $946,000, selling general and administrative expenses of $2.4 million and depreciation and amortization expenses of $215,000. During the six months and quarter ended June 30, 1998, increased marketing, advertising, technical and distribution expenses were incurred to introduce calling party pays service.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------  -----------------------------------
                                                      1999       1998      % CHANGE      1999       1998       % CHANGE
                                                    ---------  ---------  -----------  ---------  ---------  -------------
Revenues..........................................  $   2,705  $   2,983           9%  $   6,532  $   6,825           (4)%
Operating income (loss)...........................  $     (84) $     494         N/M   $     192  $     119           61%
Net income (loss).................................  $    (431) $    (661)        (35)% $    (200) $  (1,541)         (87)%
Equity in income (losses) of joint ventures.......  $    (241) $    (439)        (45)% $     (79) $  (1,301)         (94)%

REVENUES. For the six months and quarter ended June 30, 1999 as compared to the six months and quarter ended June 30, 1998, the decrease in revenue reflects the increasing competition from GSM operators in the markets in which the Communications Group has paging businesses. These factors have been partially offset by the acquisition during the third quarter of 1998 of Mobile Telecom, a paging operation in Russia.

OPERATING INCOME (LOSS). Included in operating income for the six months ended June 30, 1999 were cost of services of $1.3 million, selling, general and administrative expenses of $4.7 million and depreciation and amortization expenses of $304,000. For the six months ended June 30, 1998, operating income included cost of services of $2.0 million, selling general and administrative expenses of $4.0 million and depreciation and amortization expenses of $719,000. For the three months ended June 30, 1999, operating loss included cost of services of $677,000, selling general and administrative expenses of $2.0 million and depreciation and amortization expenses of $129,000. Included in operating income for the three months ended June 30, 1998 were cost of services of $836,000, selling general and administrative expenses of $1.4 million and depreciation and amortization expenses of $265,000. Operating loss increased for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 as a result of the operating loss of $246,000 at Mobile Telecom, which was purchased during the third quarter of 1998.

NET INCOME (LOSS). Included in the net losses in the six months ended June 30, 1999 and 1998 were interest charges of $80,000 and $373,000, respectively. Also included in the net losses were foreign currency losses of $357,000 in the first six months of 1999 and $548,000 in the first six months of 1998. Net losses also included income taxes of $176,000 and $332,000 in the first six months of 1999 and 1998, respectively. Finally, net losses also included other income of $221,000 and other loss of $405,000 in the first six months of 1999 and 1998, respectively. In the three months ended June 30, 1999 and 1998, the net losses included interest charges of $41,000 and $202,000, respectively. In the three months ended June 30, 1999 and 1998 foreign currency losses were $341,000 and $548,000, respectively. In the three months ended June 30, 1999 and 1998, income taxes were $111,000 and $112,000, respectively. In

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) the three months ended June 30, 1999 and 1998, other income was $145,000 and other loss was $292,000, respectively

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its joint ventures, however, for 1998, the Communications Group recognized the full amount of losses generated by the joint ventures since the contributed capital of the joint venture had been depleted and the Communications Group was generally the sole funding source. During 1998, the Company adjusted its investments in certain paging operations which were recorded under the equity method to zero, and as noted above, unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------------  ---------------------------------
                                                    1999       1998       % CHANGE       1999       1998      % CHANGE
                                                  ---------  ---------  -------------  ---------  ---------  -----------
Revenues........................................  $   3,506  $   4,253          (18)%  $   8,277  $   8,982          (8)%
Depreciation and amortization...................  $    (145) $    (480)         (70)%  $    (611) $  (1,493)        (59)%
Operating loss..................................  $    (230) $  (1,800)         (87)%  $  (1,107) $  (5,032)        (78)%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. Total subscribers increased from 73,399 in 1998 to 113,872 in 1999. Revenues of investments written off at December 31, 1998 are not included in the results of the unconsolidated or combined joint ventures above. Subscribers reported in 1999 does not include 39,895 subscribers of these investments. Calling party pays subscribers are not included in the subscriber count. Decreases in operating loss in 1999 were due to the implementation during the quarter ended March 31, 1999 of the Communications Group's revised operating plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

RADIO BROADCASTING

                                                                                                                 JUNE 30,
                                                                                                              -------------
JOINT VENTURE/SUBSIDIARY                                                                  OWNERSHIP %       1999         1998
--------------------------------------------------------------------------------------  ---------------     -----        -----
Radio Juventus (Budapest, Hungary)....................................................           100%             C            C
Country Radio (Prague, Czech Republic)................................................            85%             C            P
NewsTalk Radio (Berlin, Germany)......................................................            85%             C            C
SAC (Moscow, Russia)..................................................................            83%             C            C
Radio One (Prague, Czech Republic)....................................................            80%             C            C
Radio Katusha (St. Petersburg, Russia)................................................            75%             C            E
Radio Skonto (Riga, Latvia)...........................................................            55%             C            C
Radio Vladivostok, (Vladivostok, Russia)..............................................            51%             C            P
Radio Georgia (Tbilisi, Georgia)......................................................            51%             C            P
Radio Nika (Socci, Russia)............................................................            51%             E            E
AS Trio LSL (Tallinn, Estonia)........................................................            49%             E            E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income (losses) for radio broadcasting (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------  ---------------------------------
                                                     1999       1998      % CHANGE      1999       1998      % CHANGE
                                                   ---------  ---------  -----------  ---------  ---------  -----------
Revenues.........................................  $   2,916  $   3,166        (8)%   $   8,105  $   8,694          (7)%
Operating income (loss)..........................  $    (789) $  (1,059)      (25)%   $  (1,253) $     144         N/M

REVENUES. For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, revenues decreased by approximately $589,000. Revenues decreased at Radio 7 and Radio Katusha by approximately $150,000 and $512,000, due to factors described below and was offset by increased revenues at Country Radio, which was purchased at the end of the first quarter in 1998, of approximately $424,000. In addition, decreased revenue of approximately $595,000 at Radio Juventus resulted from increased competition from television and from two national radio networks. The decrease was partially offset by smaller revenue increases at the other stations for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Overall revenues remained relatively flat for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Individually, revenues at Radio 7 and at Radio Katusha decreased by approximately $179,000 and $250,000, respectively, as the economic crisis had a negative impact on advertising spending in Russian markets. The decrease was partially offset by smaller revenue increases at the other stations for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included selling, general and administrative expenses of $8.8 million and depreciation and amortization expenses of $531,000. For the six months ended June 30, 1998, operating losses included selling, general and administrative expenses of $8.0 million and depreciation and amortization expenses of $590,000. Included in operating loss for the three months ended June 30, 1999 were selling, general and administrative expenses of $3.6 million and depreciation and amortization expenses of $148,000. Included in operating loss for the three

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) months ended June 30, 1998 were selling, general and administrative expenses of $3.9 million and depreciation and amortization expenses of $299,000.

For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, operating loss increased by approximately $1.4 million. This reflects the impact on revenue, as described above, of the economic climate in the Russian markets and increased competition in Hungary, as well as the increased programming and other expenses associated with the news and talk format at Berlin Aktuelle. The news and talk format has higher start up and continuing costs than traditional music radio stations.

The operating loss for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 was slightly improved, primarily due to the impact on Radio Juventus during the second quarter of 1998, of the operations of two new national radio networks in Hungary.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------------  -----------------------------------
                                                      1999       1998       % CHANGE       1999       1998       % CHANGE
                                                    ---------  ---------  -------------  ---------  ---------  -------------
Revenues..........................................  $     484  $     350           38%   $   1,187  $     970           22%
Operating loss....................................  $     (57) $     (96)         (41)%  $     (18) $    (150)         (88)%
Net loss..........................................  $     (76) $     (96)         (21)%  $     (88) $    (162)         (46)%
Equity in losses of joint ventures................  $     (66) $     (51)          29%   $     (80) $     (81)          (1)%

REVENUES. The increase in revenues in the six months and quarter ended June 30, 1999 as compared to the six months and quarter ended June 30, 1998 is primarily attributable to additional revenues at the radio operations in Tallinn, Estonia.

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included selling, general and administrative expenses of $1.1 million and depreciation and amortization expenses of $131,000. For the six months ended June 30, 1998, operating losses included selling, general and administrative expenses of $1.0 million and depreciation and amortization expenses of $91,000. Included in operating loss for the three months ended June 30, 1999 were selling, general and administrative expenses of $478,000 and depreciation and amortization expenses of $63,000. Included in operating loss for the three months ended June 30, 1998 were selling, general and administrative expenses of $400,000 and depreciation and amortization expenses of $47,000. The decreased operating losses for the six months and quarters ended June 30, 1999 and June 30, 1998 are a result of the increases in revenue growth and are reflective of management's philosophy to continually develop existing audience share and revenue base.

NET LOSS. Included in net loss in 1999 and 1998 were interest charges of $11,000 and $5,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its joint ventures. However, since 1996, the Communications Group recognizes the full amount of losses generated by the joint ventures since the contributed capital of the joint venture had been depleted and the Communications Group was generally the sole funding source.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating income (loss) on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                   -----------------------------------  ---------------------------------
                                                     1999       1998       % CHANGE       1999       1998      % CHANGE
                                                   ---------  ---------  -------------  ---------  ---------  -----------
Revenues.........................................  $   3,400  $   3,516           (3)%  $   9,292  $   9,664          (4)%
Depreciation and amortization....................  $    (211) $    (346)         (39)%  $    (662) $    (681)         (3)%
Operating income (loss)..........................  $    (846) $  (1,155)         (27)%  $  (1,271) $      (6)        N/M

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. The decreased revenues and increased losses for the six months and quarter ended June 30, 1999 compared to the six months and quarter ended June 30, 1998, reflect the impact on revenues, as described above, of the economic climate in the Russian markets and increased competition in Hungary, as well as the increased programming and other expenses associated with the news and talk format at Berlin Aktuelle. The news and talk format has higher start up and continuing costs than traditional music radio stations.

OTHER

OVERVIEW: In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. Additionally, the Company has adjusted its investment in Spectrum to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of this investment and is reflected in the following table as E*.

                                                                                                             JUNE 30,
                                                                                                       --------------------
JOINT VENTURE/SUBSIDIARY                                                                OWNERSHIP %      1999       1998
------------------------------------------------------------------------------------  ---------------  ---------  ---------
Spectrum (Kazakhstan)...............................................................           33%            E*          E
Protocall Ventures Ltd..............................................................                         N/A        C/E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income
(loss) for trunked mobile radio (in thousands):

                                                                                                 SIX MONTHS ENDED JUNE
                                                               THREE MONTHS ENDED JUNE 30,                30,
                                                          -------------------------------------  ----------------------
                                                             1999        1998       % CHANGE        1999        1998
                                                             -----     ---------  -------------     -----     ---------
Revenues................................................   $      --   $   1,449          N/A     $      --   $   3,200
Operating loss..........................................   $      --   $     (58)         N/A     $      --   $    (186)


                                                            % CHANGE
                                                          -------------
Revenues................................................          N/A
Operating loss..........................................          N/A

REVENUES AND OPERATING LOSS. Operations of the consolidated trunked mobile radio ventures for the six months and quarter ended June 30, 1998 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium. In July 1998, the Communications Group sold its investment in Protocall Ventures Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------------  -------------------------------------
                                                        1999        1998       % CHANGE        1999        1998       % CHANGE
                                                        -----     ---------  -------------     -----     ---------  -------------
Revenues...........................................   $      --   $     706          N/A     $      --   $   1,780          N/A
Operating loss.....................................   $      --   $    (624)         N/A     $      --   $  (1,598)         N/A
Net loss...........................................   $      --   $    (690)         N/A     $      --   $  (1,715)         N/A
Equity in losses of joint ventures.................   $      --   $    (221)         N/A     $      --   $    (644)         N/A

REVENUES, OPERATING LOSS AND NET LOSS. Results for the six months and quarter ended June 30, 1998, include results of Protocall Ventures' equity investments as well as results of Spectrum. As has been noted, the Communications Group sold its interest in Protocall Ventures in July 1998. Additionally, the Company's interest in Spectrum was written off during the fourth quarter of 1998.

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

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                                         THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------------  -------------------------------------
                                                       1999        1998       % CHANGE        1999        1998       % CHANGE
                                                       -----     ---------  -------------     -----     ---------  -------------
Revenues..........................................   $      --   $   2,155          N/A     $      --   $   4,980          N/A
Depreciation and amortization.....................   $      --   $    (432)         N/A     $      --   $    (961)         N/A
Operating loss....................................   $      --   $    (682)         N/A     $      --   $  (1,784)         N/A

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, in July 1998 the Communications Group sold its investment in Protocall Ventures, and at December 31, 1998 has written down the investment in Spectrum to zero.

SEGMENT HEADQUARTERS

Segment headquarters represent the costs associated with executives, administration, logistics and joint venture support of the consolidated and unconsolidated joint ventures. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------  -------------------------------------
                                                 1999       1998       % CHANGE        1999        1998       % CHANGE
                                               ---------  ---------  -------------  ----------  ----------  -------------
Revenues.....................................  $     691  $     915          (24)%  $      918  $    1,002           (8)%
Operating loss...............................  $  (7,543) $  (9,955)         (24)%  $  (14,029) $  (20,761)         (32)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. The decreased revenue from the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 reflects a decrease in management fee revenues from the Communications Group's unconsolidated subsidiaries offset by an increase in programming fees.

OPERATING LOSS. Depreciation and amortization charges of $1.9 million and $2.7 million are included in operating loss for the six months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999 and 1998, depreciation and amortization was $1.0 million and $1.4 million, respectively. The decreased operating loss from 1998 to 1999 is primarily a result of reductions to headcount made in the fourth quarter of 1998, and the ensuing decreases in salary, employee benefits and travel expenses. These reductions were made in accordance with the Communications Group's plan to decrease corporate management and administration operating expenses.

The following table sets forth minority interest and foreign currency gain
(loss) for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union (in thousands):

                                                      THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------  ---------------------------------
                                                     1999       1998      % CHANGE      1999       1998      % CHANGE
                                                   ---------  ---------  -----------  ---------  ---------  -----------
Foreign currency gain (loss).....................  $  (2,286) $     224         N/M   $  (2,794) $     321         N/M
Minority interest................................  $     331  $   1,247         (73)% $     624  $   1,342         (53)%

FOREIGN CURRENCY GAIN (LOSS) AND MINORITY INTEREST. For the three and six months ended June 30, 1999 and 1998, foreign currency gain (loss) includes losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the transaction differences resulting from the use of these different rates. For the three and six months ended June 30, 1999 and 1998, minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP--CHINA

                                                                                                                 JUNE 30,
                                                                                                          ----------------------
JOINT VENTURE/SUBSIDIARY                                                                  OWNERSHIP %        1999        1998
-------------------------------------------------------------------------------------  -----------------     -----     ---------
Cellular Telecommunications
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City, China)......................             70%              E           E
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo Municipality, China).............             70%              E         N/A
Fixed Telephony
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan Province, China)...........             92%              P           P
Chongqing Tai Le Feng Telecommunications Co., Ltd. (Chongqing Municipality, China)...             92%              P           P

                                                                                                      DISTRIBUTABLE
                                                                                                       CASH FLOW %
CHINA UNICOM PROJECT                                                                                TO JOINT VENTURE
-------------------------------------------------------------------------------------------------  -------------------
Ningbo Project I.................................................................................              73%
Ningbo Project II................................................................................              73%
Sichuan Province.................................................................................              78%
Chongqing Municipality...........................................................................              78%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

JOINT VENTURE INFORMATION

                                                                             THREE MONTHS ENDED JUNE 30, 1999
                                                                -----------------------------------------------------------
                                                                 NINGBO      NINGBO       SICHUAN     CHONGQING
                                                                   JV         JV II         JV           JV         TOTAL
                                                                ---------  -----------  -----------  -----------  ---------
Revenues......................................................  $   1,008   $     504    $      --    $       3   $   1,515
Depreciation and amortization.................................  $    (613)  $      --    $    (239)   $    (182)  $  (1,034)
Operating income (loss).......................................  $     357   $     491    $    (341)   $    (228)  $     279
Net loss......................................................  $    (151)  $     417    $    (608)   $    (274)  $    (616)
Equity in income (losses) of joint ventures...................  $     303   $     344    $    (334)   $    (195)  $     118

                                                                                    THREE MONTHS ENDED JUNE 30, 1998
                                                                            ------------------------------------------------
                                                                              NINGBO       SICHUAN     CHONGQING
                                                                                JV           JV           JV         TOTAL
                                                                            -----------  -----------  -----------  ---------
Revenues..................................................................   $     757    $      --    $      27   $     784
Depreciation and amortization.............................................   $    (611)   $      (9)   $     (90)  $    (710)
Operating income (loss)...................................................   $      84    $    (152)   $    (186)  $    (254)
Net loss..................................................................   $    (343)   $    (148)   $    (180)  $    (671)
Equity in income (losses) of joint ventures...............................   $      12    $    (138)   $    (168)  $    (294)

                                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                               -----------------------------------------------------------
                                                                NINGBO      NINGBO       SICHUAN     CHONGQING
                                                                  JV         JV II         JV           JV         TOTAL
                                                               ---------  -----------  -----------  -----------  ---------
Revenues.....................................................  $   1,996   $     504    $      --    $      27   $   2,527
Depreciation and amortization................................  $  (1,221)  $      --    $    (255)   $    (240)  $  (1,716)
Operating income (loss)......................................  $     650   $     476    $    (424)   $    (371)  $     331
Net loss.....................................................  $    (720)  $     366    $    (925)   $    (497)  $  (1,776)
Equity in income (losses) of joint ventures..................  $     287   $     336    $    (427)   $    (343)  $    (147)

                                                                                SIX MONTHS ENDED JUNE 30, 1998
                                                                        ----------------------------------------------
                                                                         NINGBO      SICHUAN     CHONGQING
                                                                           JV          JV           JV         TOTAL
                                                                        ---------  -----------  -----------  ---------
Revenues..............................................................  $   1,395   $      --    $      27   $   1,422
Depreciation and amortization.........................................  $  (1,171)  $     (18)   $     (90)  $  (1,279)
Operating income (loss)...............................................  $     131   $    (321)   $    (418)  $    (608)
Net loss..............................................................  $  (1,011)  $    (310)   $    (412)  $  (1,733)
Equity in losses of joint ventures....................................  $    (103)  $    (287)   $    (382)  $    (772)

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth operating loss, equity in income (losses) of joint ventures and minority interests for the Communications Group's various telephony-related joint ventures in China (in thousands):

                                                     THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------------  -----------------------------------
                                                    1999       1998      % CHANGE      1999       1998       % CHANGE
                                                  ---------  ---------  -----------  ---------  ---------  -------------
Operating loss..................................  $  (3,526) $  (3,935)        (10)% $  (7,073) $  (7,285)          (3)%
Equity in income (losses) of joint ventures.....  $     118  $    (294)        N/M   $    (147) $    (772)         (81)%
Minority interests..............................  $   2,052  $   2,199          (7)% $   4,228  $   4,143            2%

OPERATING LOSS. The Communications Group began reducing the workforce it devotes to support of China Unicom telecommunications projects during the first half of 1999. This action reflects the completion by year-end 1998 of the initial network development projects the Communications Group's China joint ventures had undertaken with China Unicom and the fact that no additional projects were started during the first half of 1999. The Communications Group also anticipated the potential suspension of project cooperation with China Unicom later in 1999 as a result of proposed Chinese regulations limiting sino-sino-foreign telecommunications investments. As a result of the workforce reductions, operating losses decreased $409,000 to $3.5 million for the three months ended June 30, 1999 as compared to the same period in 1998. Operating losses decreased $212,000 to $7.1 million for the six months ended June 30, 1999 as compared to the same period in 1998.

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. Equity in income of the Communications Group's joint ventures in China amounted to $118,000 for the three months ended June 30, 1999 as compared to equity losses of $294,000 for the same period in 1998. The majority of the 1998 losses arise from the absence of any revenues for the joint ventures in Sichuan and Chongqing during the pre-operational state of the projects each venture supports. These joint ventures contributed $306,000 to the second quarter 1998 losses. This loss was partially offset by $12,000 of second quarter 1998 income derived from the operational GSM project supported by the Communications Group's Ningbo joint ventures. The China Unicom wireline telephone network project supported by the joint ventures in Sichuan Province and the Chongqing Municipality remained in a pre-operational state until the commercial service launch in January 1999. All of the China Unicom projects supported by the Communications Group's joint venture were operational during the second quarter of 1999. The Sichuan and Chongqing wireline network projects, however, did not return any revenue to the joint ventures during their initial start-up period of operation, resulting in a second quarter 1999 loss for these joint ventures of $529,000. The joint ventures supporting the Ningbo City and Ningbo Municipality GSM projects recorded income of $647,000 in the second quarter of 1999, partially offsetting this loss. The Ningbo projects generated $1.0 million in revenues to the joint ventures in the second quarter of 1999, but this was not yet sufficient to overcome the joint ventures' $1.1 million of the amortization and interest expenses during the same period.

Equity in losses of the Communications Group's joint ventures in China amounted to $147,000 for the six months ended June 30, 1999 as compared to $772,000 for the same period in 1998. The majority of the 1999 and 1998 losses arise from the absence of any revenues for the joint ventures in Sichuan and Chongqing during the pre-operational state of the projects each venture supports. These joint ventures contributed $669,000 to the first half of 1998 losses. This loss was higher by $103,000 from the same period in 1998 derived from the operational GSM project supported by the Communications Group's Ningbo joint ventures. The China Unicom wireline telephone network project supported by the joint ventures in Sichuan Province and the Chongqing Municipality remained in a pre-operational state until

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
the commercial service launch in January 1999. However, these wireline network projects did not return any revenue to the joint ventures during their initial start-up period of operation, resulting in a first half of 1999 loss for these joint ventures of $770,000. The joint ventures supporting the Ningbo City and Ningbo Municipality GSM projects recorded income of $623,000 in 1999, partially offsetting this loss. The Ningbo projects generated $2.5 million in year to date 1999 revenues to the joint ventures, but this was not yet sufficient to overcome the joint ventures' $2.5 million of amortization and interest expenses during the same period.

MINORITY INTERESTS. For the three and six months ended June 30, 1999 and 1998, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

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

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery by the economies of Russia and other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Company's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Company expects that these problems will negatively affect certain of its cable television, telephony, radio broadcasting and paging ventures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

The following table sets forth Snapper's results of operations for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                              ---------------------------------  -----------------------------------
                                                1999       1998      % CHANGE       1999        1998      % CHANGE
                                              ---------  ---------  -----------  ----------  ----------  -----------
Revenues....................................  $  59,184  $  66,572         (11)% $  119,218  $  117,829           1%
Gross profit................................  $  20,450  $  18,804           9%  $   40,543  $   34,312          18%
Operating income (loss).....................  $   7,332  $  (3,982)        N/M   $   10,651  $   (3,118)        N/M

REVENUES. Snapper's 1999 second quarter sales were $59.2 million as compared to $66.6 million in 1998. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Second quarter 1999 sales were lower due primarily to $6.7 million higher rear-engine rider sales in 1998 on older equipment acquired from distributor inventory repurchases during 1997.

Snapper's 1999 year-to-date sales were $119.2 million as compared to $117.8 million in 1998. Rear-engine rider sales shortfalls during the second quarter of 1999 were offset by $6.2 million in higher snow thrower sales in the first quarter of 1999 as compared to 1998.

GROSS PROFIT. Gross profit in the second quarter of 1999 was $20.4 million as compared to $18.8 million in 1998. The lower gross profit in 1998 was due to sales of older equipment during the quarter at incentive pricing to help eliminate older inventory acquired in distributor inventory repurchases during 1997.

Gross profit for year-to-date 1999 was $40.5 million versus $34.3 million. In addition to the incentive pricing on older inventory during the second quarter, the additional profit increase is due to production efficiencies in 1999 as compared to 1998.

OPERATING INCOME(LOSS). Operating income for the second quarter was $7.3 million in 1999 as compared to an operating loss of $4.0 million in 1998. The second quarter 1999 operating profit increases were due to better gross profit margins as noted above and a $5.5 million reduction in advertising expense. In addition, Snapper reached a settlement on certain legal matters which resulted in a reduction in the legal reserve of $2.4 million.

1999 operating income increases were due to better gross profit margins, productivity increases, lower advertising expense and the legal settlement noted above.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                                       THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------  -------------------------------------
                                                    1999       1998        % CHANGE        1999       1998        % CHANGE
                                                  ---------  ---------  ---------------  ---------  ---------  ---------------
Operating loss..................................  $  (1,576) $  (1,605)           (2)%   $  (2,933) $  (2,895)            1%

OPERATING LOSS. For the three and six months ended June 30, 1999 and 1998, Corporate Headquarters had general and administrative expenses of approximately $1.6 million and $2.9 million, respectively. Corporate headquarters includes general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and six months ended June 30, 1999 and 1998 (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                             -------------------------------------  -------------------------------------
                                                1999        1998       % CHANGE        1999        1998       % CHANGE
                                             ----------  ----------  -------------  ----------  ----------  -------------
Interest expense...........................  $   (3,523) $   (4,557)         (23)%  $   (6,929) $   (9,560)         (28)%
Interest income............................  $    2,546  $    4,179          (39)%  $    4,246  $    7,213          (41)%
Income tax expense.........................  $     (111) $     (143)         (22)%  $     (205) $     (630)         (67)%
Discontinued operations....................  $       --  $    5,267          N/A    $       --  $    5,267          N/A
Net loss...................................  $  (11,607) $  (16,922)         (31)%  $  (22,877) $  (39,885)         (43)%

INTEREST EXPENSE. Interest expense decreased $1.0 million to $3.5 million for the three months ended June 30, 1999. The decrease in interest was due principally to a decrease in borrowings at Snapper.

Interest expense decreased $2.6 million to $6.9 million for the six months ended June 30, 1999. The decrease in interest expense was due to the repayment of debt at Corporate Headquarters and a decrease in borrowings at Snapper.

INTEREST INCOME. Interest income decreased $1.6 million to $2.5 million for the three months ended 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company.

Interest income decreased $3.0 million to $4.2 million for the six months ended June 30, 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

INCOME TAX EXPENSE. For the three and six months ended June 30, 1999 and 1998, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $4.0 million and $7.9 million, $7.7 million and 15.6 million, respectively. The income tax benefit in 1999 and 1998 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in all periods in 1999 and 1998 reflects foreign taxes in excess of the federal credit.

NET LOSS INCLUDING DISCONTINUED OPERATIONS. Net loss decreased to $11.6 million for the three months ended June 30, 1999 from $16.9 million for the three months ended June 30, 1998. The decrease in operating loss in 1999 is primarily from a reduction in the Communications Group's operating loss in the current year of $5.1 million and an increase in the operating results of Snapper in the current year of $11.3 million. Equity in losses of unconsolidated investees increased in 1999 by $2.1 million. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million.

Net loss decreased to $22.9 million for the six months ended June 30, 1999, from $39.9 million for the six months ended June 30, 1998. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million. The decrease in operating loss and net loss in 1999 is primarily from a reduction in the Communications Group's operating loss of $10.3 million and an improvement in Snapper's operating results of $13.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Such funding requirements are based on the anticipated funding needs of its joint ventures and certain acquisitions committed to by the Company. Cash amounts to be expended in connection with the Company's proposed acquisition of PLD Telekom (see "Acquisition of PLD") are expected to be funded from cash on hand. In addition, future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper.

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of June 30, 1999.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. During 1998 and March 15 and June 15, 1999, the Company paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control, as defined in the certificate of designation of the preferred stock each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date, as defined in the certificate of designation, and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

Since each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, funding of pre-operational joint ventures and acquisition and expansion requirements. Such additional capital may

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1999.

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

Credit agreements between the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 1999, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $225.1 million, of which $56.9 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

Metromedia International Group and Metromedia International Telecommunications, Inc. have made loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At June 30, 1999, Metromedia China had borrowed $88.5 million under this credit agreement (including accrued interest).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The fixed telephony, cellular, international and long distance telephony and cable television businesses are capital intensive. The Communications Group generally provides the primary source of funding for its joint ventures both for working capital and capital expenditures, with the exception of its GSM joint ventures. The Communications Group's joint venture agreements generally provide for the initial contribution of cash or assets by the joint venture partners, and for the provision of a line of credit from the Communications Group to the joint venture. Under a typical arrangement, the Communications Group's joint venture partner contributes the necessary licenses or permits under which the joint venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the applicable joint venture agreement.

In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM, entered into certain agreements with the European Bank for Reconstruction and Development pursuant to which the European Bank for Reconstruction and Development agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month London interbank offered rate or LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to European Bank for Reconstruction and Development funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by European Bank for Reconstruction and Development which amount has been provided. In August 1998, the European Bank for Reconstruction and Development and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Nortel. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Nortel, if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the European Bank for Reconstruction and Development in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Nortel plus interest payable on the financing.

As part of the financing, the European Bank for Reconstruction and Development was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization or EBITDA, not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including Metromedia Internatgional Telecommunications, pledged their respective shares to the European Bank for Reconstruction and Development as security for repayment of the loan. Under the European Bank for Reconstruction and Development agreements, amounts payable to the Communications Group are subordinated to amounts payable to the European Bank for Reconstruction and Development.

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $15.0 million. Interest on the financed amount accrues at 6-month London interbank offered rate or LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%.

The Company has guaranteed Magticom's repayment obligation to Motorola, under such amendment to Motorola.

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owed to such partners is subject to certain conditions set forth in the Motorola financing agreements.

In January 1998, the Communications Group entered into a loan agreement with DSC Finance Corporation pursuant to which DSC agreed to finance 50% of the equipment it provides to the Communications Group. At June 30, 1999, $3.5 million was outstanding and the Company agreed to guarantee the Communications Group's obligation to repay DSC under such loan agreement.

As of August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expense in accordance with Caspian American's business plans. The Communications Group is obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5 million in accordance with Caspian American's business plan. In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%.

As part of the original transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In addition, in May 1999, the Communications Group sold a 2.35% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.35% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.35% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Inestimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.20%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest.

In January 1999, Caspian American entered into an equipment purchase agreement with Innowave Tadiran Telecommunications Wireless Systems, Ltd. to purchase wireless local loop telecommunications equipment. In connection with such agreement, the Communications Group provided Innowave Tadiran a payment guarantee of $2.0 million.

As part of its investment in Tyumenruskom announced in November 1998, the Communications Group agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom is purchasing a digital advanced mobile phone or DAMPS system cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has agreed to make a $1.7 million equity contribution to Tyumenruskom and to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

The license pursuant to which the Communications Group's radio joint venture in Hungary, Radio Juventus, was renewed on January 1, 1999 for a period of 7 years. The license fee to be paid over the term of the license is approximately $8.0 million in Hungarian forints adjusted for inflation.

CHINA

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. China Unicom suggested immediately beginning negotiations with the Ningbo joint ventures. The content of the negotiation includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to unspecified technical reasons, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom expected to discuss this with Ningbo JV. As a result, the Company cannot yet determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiation and the other expected negotiations, but the Company believes such negotiations, if adversely concluded, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation, the Company will record a non-cash charge that will reduce the carrying value of the goodwill associated with its telecommunications joint ventures in China. The goodwill balance at June 30, 1999 was approximately $67 million.

The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SICHUAN JV AND CHONGQING JV

On May 21, 1996, Asian American Telecommunications, an indirect majority-owned subsidiary of the Company, entered into a joint venture agreement with China Huaneng Technology Development Corp. for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd., known as Sichuan JV. Also on May 21, 1996, Sichuan JV Sichuan JV entered into a network systems cooperation contract, with China Unicom. The contract covers the funding, construction and development of a fixed line public services telephone network providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities known as the Sichuan network. The initial project covered by the contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the contract and the existing and future joint ventures may expand services to one million local telephone lines in cities throughout Sichuan Province, and to construct fiber optic long distance facilities among the cities. The contract has a cooperation term of twenty-five years.

Under the contract, China Unicom will be responsible for the construction and operation of the Sichuan network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the contract, regardless of whether Sichuan JV holds title to such assets.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its total $11.4 million contribution and China Huaneng Technology Development has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of $8.9 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

Asian American Telecommunications also has a consulting contract with China Huaneng Technology Development covering the latter's assistance with operations in China. Under the contract, Asian American Telecommunications is obligated to pay China Huaneng Technology Development an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at June 30, 1999 exchange rates).

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the network systems cooperation contract China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, Asian American Telecommunications entered into a Joint Venture Agreement with China Huaneng Technology Development for the purpose of establishing Chongqing

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan network that would lie within Chongqing Municipality. Rights and obligations under the contract, as amended that relate to financing and consulting services for those portions of the originally contemplated Sichuan network lying within the redefined boundaries of Sichuan Province (a redefinition of the Sichuan network) would remain with Sichuan JV.

The total amount to be invented in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.6 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

Commercial operations were launched on the Chongqing network and Sichuan network in January 1999.

Sichuan JV and Chongqing JV may also provide additional capital for China Unicom's later expansion of the public switched telephone network within and between Sichuan Province and Chongqing Municipality up to a capacity of one million total subscribers. China Unicom is responsible for construction, operation, management and maintenance of the public switched telephone network. Sichuan JV and Chongqing JV provide financing, consulting and technical support services to China Unicom in exchange for receiving 78% of distributable cash flow from China Unicom's public switched telephone network and long distance operations within and between Sichuan Province and Chongqing Municipality for a 25-year period, payable semi-annually.

In December 1997, Sichuan JV and Chongqing JV entered into a phase 1 loan with Northern Telecom Communications, known as Nortel, for the purchase of up to $20.0 million of Nortel equipment during the first phase of the Sichuan Chongqing project. The Company secured the phase 1 loan repayment with a $20.0 million letter of credit. Nortel had the right to draw on the $20.0 million letter of credit in January and July of 1999 for amounts due Nortel at such times for phase 1 equipment purchases. In December 1998, Nortel, Sichuan JV, Chongqing JV, China Unicom and the Company executed a settlement of various outstanding matters pertaining to this phase 1 loan. Under this settlement, except for amounts owned for equipment and interest of $3.4 million which are payable in July 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreements between Nortel and the joint ventures were terminated. The $20.0 million letter of credit associated with the phase 1 loan agreement was reduced to $3.4 million and Nortel has the right to draw on the $3.4 million in July 1999. Commercial service was launched on the phase 1 network in January 1999.

The estimated total investment for phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing Municipality. As of June 30, 1999 Asian American Telecommunications, the Company's majority-owned subsidiary has contributed in registered capital and loans $20.0 million and $16.2 million to Sichuan JV and Chongqing JV, respectively.

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Risks Associated with the Company".

NINGBO JV

Asian American Telecommunications entered into a joint venture agreement with Ningbo United Telecommunications Investment Co., Ltd. on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd. known as Ningbo JV. Previously Ningbo United Telecommunications had entered into a network system cooperation contract with China Unicom, covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom constructed and operates the network. Under the contract, Ningbo United Telecommunications is to provide financing and consulting services to China Unicom. The cooperation period for this contract is fifteen years.

With the formation of Ningbo JV, Ningbo United Telecommunications assigned all of its rights and obligations under the network system cooperation contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the contract. Ningbo United Telecommunications also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to Ningbo United Telecommunications by China Unicom. Distributable cash flows, as defined in the amended contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended contract, Ningbo JV will hold non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ninbgo JV's funding of the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with funding from ningbo JV to be part of Ningbo JV's contribution to the contract, regardless of whether Ningbo JV holds title to such assets.

The initial amount to be invested in Ninbgo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital Ningbo United Telecommunications provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV has arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of June 30, 1999, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $22.5 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

The project was completed and put into commercial service in mid-August 1997.

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo joint ventures, including return of investment made and appropriate compensation and other matters related to the winding up of the Ningbo joint ventures' activities as a result of this notice. Negotiation regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the Ningbo joint ventures. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephone-related joint ventures (Chongqing JV and Sichuan JV), the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiations and the expected winding up of the Company's other two telephone-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation, the Company will record a non-cash charge that will reduce the carrying value of the goodwill associated with its telecommunications joint ventures in China. The goodwill balance at June 30, 1999 was approximately $67 million.

NINGBO JV II

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the original Ningbo contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality. The expansion is being undertaken as a separate project, and provides capacity for an additional 25,000 GSM subscribers within Ningbo Municipality. The feasibility study for the expansion project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. The terms of the Ningbo expansion agreement match those of the underlying Ningbo United contract, except that the Ningbo expansion agreement will have its own cooperation period of fifteen years. In the Ningbo expansion agreement, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the expansion project.

Pursuant to the Ningbo expansion agreement, Asian American Telecommunications and Ningbo United Telecommunications entered into a second Joint Venture Agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd., known as Ningbo JV II. In an amendment to the Ningbo expansion agreement dated July 1, 1998. China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the Ningbo Expansion Agreement to Ningbo JV II.

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $72 million. As of June 30, 1999, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United Telecommunications had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of June 30, 1999, Asian American Telecommunications had loans outstanding to Ningbo JV II in the amount of $3.5 million. This loan bears interest at 8% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
As described above, the Company has received notification from China Unicom that China Unicom intends to terminate the project with Ningbo JV II.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

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

The Communications Group's investments in joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested sino-sino-foreign joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of sino-sino-foreign issues have yet been announced by the Chinese Government.

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. China Unicom suggested immediately beginning negotiations with Ningbo JV. The content of the negotiation includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to unspecified technical reasons, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom expected to discuss this with Ningbo JV. As a result, the Company cannot yet determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiation and the other expected negotiations, but the Company believes such negotiations, if adversely concluded, could have a material adverse effect on its financial

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) position and results of operations. Depending on the amount of compensation, the Company will record a non-cash charge that will reduce the carrying value of the goodwill associated with its telecommunications joint ventures in China. The goodwill balance at June 30, 1999 was approximately $67 million. The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

ACQUISITION OF PLD

On May 18, 1999, the Company entered into an agreement and plan of merger with PLD Telekom Inc. pursuant to which a wholly owned subsidiary of the Company will be merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom will become a wholly owned subsidiary of the Company. See Note 9 to Consolidated Condensed Financial Statements. Set forth below is a description of elements of the PLD Telekom merger that will affect the Company's liquidity and financial resources.

METROMEDIA BRIDGE LOAN AGREEMENT

The Company entered into a bridge loan agreement with PLD Telekom pursuant to which it has agreed to extend revolving bridge loans to PLD Telekom of up to $7.0 million at an annual interest rate of 10.0% to fund PLD Telekom's ongoing operations during the period from the execution of the merger agreement to the earlier of the consummation of the merger or the termination or expiration of the merger agreement. All amounts payable under the bridge loan agreement are due and payable on the earlier of (x) termination or expiration of the merger agreement or (y) October 31, 1999. The loans under this agreement are secured by a pledge by PLD Telekom of approximately 58% of the capital stock of PLD Telekom's Technocom Limited subsidiary. The bridge loan agreement contains negative covenants that restrict PLD's activities during this period. As of June 30, 1999 and July 31, 1999, funds advanced under the bridge loan agreement were $3.0 million and $4.0 million, respectively.

TECHNOCOM ARRANGEMENTS

The Company and PLD Telekom have also entered into option modification agreements with the two minority shareholders of Technocom Limited, a subsidiary of PLD Telekom, pursuant to which PLD Telekom will purchase all of these two shareholders' shares of Technocom Limited for an aggregate purchase price of $12.6 million, equal to 50% of the price PLD Telekom would have been otherwise obligated to pay for these shares beginning on June 30, 1999.

AGREEMENT TO EXCHANGE AND CONSENT; TERMS OF METROMEDIA NOTES

It is a condition to the completion of the merger that the holders of at least 95% in aggregate principal amount of each of PLD Telekom's 14% senior discount notes due 2004 and 9% convertible subordinated notes due 2006 agreed to exchange their PLD Telekom notes for new Company notes with the terms described below and consent to certain amendments to the existing indentures for their PLD Telekom notes.

In order to ensure satisfaction of this condition, the Company has entered into an agreement to exchange and consent with holders of $122,230,000 in aggregate principal amount of PLD Telekom's senior discount notes (or approximately 99.4% of the outstanding senior discount notes) and holders of $25,000,000 in aggregate principal amount of PLD Telekom's convertible subordinated notes (or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) approximately 94.3% of the outstanding convertible subordinated notes), in which such noteholders have agreed to:

    (a) exchange $1,000 principal amount of their PLD Telekom notes for $1,000, in the case of PLD Telekom's 14.0% senior discount notes, or $900 (in the case of PLD Telekom's 9.0% convertible subordinated notes), accreted amount of new Company notes subject only to consummation of the merger and the registration with the Securities and Exchange Commission of exchange notes that will be identical to the new Company notes and will be exchanged for the new Company notes 20 business days after consummation of the merger;

    (b) consent to certain amendments to the PLD Telekom note indentures that will eliminate substantially all restrictive covenants from these indentures and release the properties and assets of PLD Telekom from the security and collateral arrangements that currently secure, and all guarantees that currently guarantee, the payment of all amounts due on the PLD Telekom notes; and

    (c) waive certain events of default under the PLD Telekom notes that would result from the consummation of the merger as well as the payment of interest that would become due under the PLD Telekom notes until the earlier of the termination of the merger agreement or October 31, 1999.

In order to satisfy the noteholders' condition with respect to the registration of the Company's exchange notes, the Company has filed a registration statement on Form S-4 to register the exchange notes that will be offered to holders of PLD Telekom notes that accept new Company notes upon consummation of the merger.

The new Company notes and the exchange notes will have identical terms. The Company notes will mature on the anniversary of the closing of the merger in 2007 and will accrete in value until the date that is 2 1/2 years from the closing of the merger, at a rate of 10 1/2% per year, compounded semi-annually, to a principal amount of $1,291.55 for each $1,000 accreted value at original issuance on the date that is 2 1/2 years from the closing of the merger. The notes will not pay cash interest before the date that is 2 1/2 years from the closing of the merger. Thereafter, the notes will pay interest in cash semi-annually at a rate of 10 1/2% per year. The Company will not be able to redeem any of the notes before the date that is 2 1/2 years from the closing of the merger. The Company will be able to redeem the notes at any time thereafter, at the Company's sole option, in whole or in part, at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest, if any, through but excluding the date of redemption.

If a change in control of the Company occurs, holders of the Company notes will have the right to require the Company to make an offer to repurchase all of the notes at a purchase price in cash equal to 101% of their accreted value, plus accrued and unpaid interest, if any, through but excluding the date of repurchase.

The indenture under which the Company notes will be issued will limit the Company's ability and its subsidiaries' ability to:

    (a) incur additional indebtedness or issue capital stock or preferred stock,

    (b) pay dividends on, and repurchase or redeem the Company and subsidiaries' capital stock and repurchase or redeem subordinated obligations,

    (c) invest and sell assets and subsidiary stock,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    (d) engage in transactions with related entities, and

    (e) incur additional liens.

In addition, the indenture for the notes will limit the Company's ability to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries. All of these limitations and prohibitions have a number of important qualifications and exceptions.

TRAVELERS NOTE AND WARRANT MODIFICATION AGREEMENT

The Company and PLD Telekom have also entered into a Note and Warrant Modification Agreement, dated as of May 18, 1999, with The Travelers Insurance Company and The Travelers Indemnity Company. This agreement provides that all principal payable by PLD Telekom to Travelers under their Revolving Credit Note and Warrant Agreement, dated as of November 26, 1997, with PLD Telekom will be deferred until the earlier of (x) the date of the consummation of the merger or
(y) termination of the merger agreement. Furthermore, upon the consummation of the merger, Travelers will relinquish all warrants held or to which it may be entitled to purchase shares of common stock of PLD Telekom.

In consideration for Travelers' agreement to defer the payment of principal and to relinquish its PLD Telekom warrants at closing, PLD Telekom will repay $8.5 million of the Travelers loan upon consummation of the merger and the remaining amount outstanding under the Travelers credit agreement, $4.9 million, on the earlier of (x) August 30, 2000 or (y) one year from the closing date of the merger. Travelers will also be entitled to receive at the closing of the merger, 100,000 shares of PLD Telekom common stock, which will be converted in the merger into shares of Metromedia common stock at the applicable exchange ratio, and 10-year warrants to purchase 700,000 share of the Company's common stock at a price to be determined in December 2000 that will be between $10.00 and $15.00 per share. Travelers will also maintain its existing security interests in certain PLD Telekom assets and its debt will be guaranteed by the Company and three of PLD Telekom's subsidiaries.

NEWS LETTER AGREEMENT

The Company has also entered into a Letter Agreement, dated as of May 18, 1999, with News America Incorporated. Pursuant to this agreement, News America has agreed that it will not exercise its rights upon the occurrence of any defaults of PLD Telekom under the Revolving Credit Agreement, dated as of September 30, 1998, with PLD Telekom until the earlier of the completion of the merger or the termination or expiration of the merger agreement. News America has also agreed not to exercise any rights that it may have to convert its loans under the credit agreement into shares of common stock of PLD Telekom between the signing and the closing of the merger. At closing all principal, $6.5 million outstanding as of June 30, 1998, and accrued interest, payable at a reduced 10.0% interest rate, will be payable in full and News America will also be released from its obligations under $3.1 million of guarantees made of amounts outstanding under the Travelers Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, Snapper was not in compliance with all financial covenants required under the loan agreement; the lenders have waived any event of default arising from such noncompliance. At June 30, 1999, Snapper was in compliance with all financial covenants under the loan agreement.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 1999, noncancellable commitments under these agreements amounted to approximately $8.4 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At June 30, 1999, there was approximately $96.2 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

MMG CONSOLIDATED

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the six months ended June 30, 1999 was $9.4 million, a decrease in cash used in operating activities of $13.8 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, depreciation, amortization, equity in losses of joint ventures and investees, and losses allocable to minority interests. Excluding discontinued operations, non-cash items decreased $3.4 million from $13.3 million to $9.9 million for the six months ended June 30, 1998 and 1999, respectively. The decrease relates to decreases in equity losses of the Communications Group's joint ventures of $1.9 million. Changes in operating assets and liabilities, net of the effect of acquisitions, increased cash flows for the six months ended June 30, 1999 and 1998 by $3.6 million and $8.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The increase in cash flows for the six months ended June 30, 1999 resulted from the improved operating results of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and Snapper.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities was $11.6 million for the six months ended June 30, 1999 as compared to cash provided by investing activities of $115.5 million for the six months ended June 30, 1998. The principal uses of funds for the six months ended June 30, 1999 were investments in and advances to joint ventures of $12.7 million, advances to PLD Telekom under a bridge loan agreement, acquisitions by the Communications Group of $1.2 million and additions to property, plant and equipment of $2.5 million. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $100.0 million and the net proceeds of $57.3 million from the sale of Landmark. The principal uses of funds for the six months ended June 30, 1998 were investments in and advances to joint ventures of $30.7 million, acquisitions by the Communications Group of $6.9 million and additions to property, plant and equipment of $5.3 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $14.7 million and $19.0 million, for the six months ended June 30, 1999 and 1998, respectively. Funds used in financing activities in 1999 were for the preferred stock dividend of $7.5 million, payments of Snapper's debt of $7.2 million. Funds used in financing activities in 1998 were for the preferred stock dividend of $7.5 million and the repayment of debt of $16.9 million, principally the Snapper Revolver, which was partially offset by proceeds of $7.5 million from the exercise of stock options.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The Company has completed its inventory of information technology and non-information technology systems. Joint venture information technology and non-information technology systems have principally been reviewed on a line of business basis for cable television, telephony, radio and paging ventures. The mission critical systems identified for the Company's joint ventures are those that relate to revenue generation, customer service and collection and billing. Non-information technology mission critical systems include GSM switches, ACS/Tocom systems, satellite program delivery systems and paging terminals and related equipment.

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

As of June 30, 1999, the Company has incurred $595,000 in respect of its Year 2000 conversion effort, or 79% of the total estimated cost. The Company expects that the source of funds for Year 2000 costs will be cash on hand. No other information systems projects of the Company and its subsidiaries and joint ventures have been deferred due to the Year 2000 efforts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The above information is based on the Company's current estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

This quarterly report on Form 10-Q constitutes a Year 2000 Readiness Disclosure Statement, and the Statements in this Form 10-Q are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of this Act for this document and all information contained herein.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR DERIVATIVES

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. Statement 133 established accounting and reporting standards for derivative instruments and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Statement 133 can not be applied retroactively to financial statements of prior periods. The Company anticipates that the adoption of Statement 133 will not have a material impact on the Company's consolidated financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China.

With the exception of Snapper, the Company did not have any significant long term obligations at June 30, 1999. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $20,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing and dealers would have resulted in an increase in interest expense of $47,000.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's joint ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's joint ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's joint ventures. "Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations--Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the former Soviet Union and China.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements in this quarterly report on Form 10-Q about the Company's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the

Securities Exchange Act of 1934. These forward-looking statements are often but not always made through the use of words or phrases like "believes," "expects," "may," "will," "should" or "anticipates" or the negative of these words or phrases or other variations on these words or phrases or comparable terminology, or by discussions of strategy that involves risks and uncertainties.

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

    - general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

    - industry capacity, which tends to increase during strong years of the business cycle,

    - changes in public taste, industry trends and demographic changes,

    - competition from other communications companies, which may affect the Company's ability to generate revenues,

    - political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations,

    - timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of these projects,

    - developing legal structures in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect the Company's ability to enforce its legal rights,

    - cooperation of local partners for the Company's communications investments in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect its results of operations,

    - exchange rate fluctuations,

    - license renewals for the Company's communications investments in Eastern Europe, the former Soviet Union, China and other selected emerging markets,

    - the loss of any significant customers,

    - changes in business strategy or development plans,

    - the quality of management,

    - the availability of qualified personnel,

    - changes in or the failure to comply with government regulations, and

    - other factors referenced in this report.

Accordingly, any forward-looking statement is qualified in its entirety by reference to these risks, uncertainties and other factors and you should not place any undue reliance on them. Furthermore, any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Furthermore, this report constitutes a Year 2000 Readiness Disclosure Statement, and the statements in this report are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of this Act for this report and all information contained herein.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1998 is as follows:

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery on February 22, 1991 against Fuqua Industries, Inc., Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua Industries from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries' disinterested shareholders. Subsequently, two similar actions, styled BEHRENS V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11988 and FREBERG V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants' motion to dismiss, the Court dismissed all of plaintiffs' class claims and dismissed all of plaintiffs' derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark,) was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

On February 5, 1998, plaintiffs filed a consolidated third amended derivative complaint and named as defendants Messrs. J.B. Fuqua, Klamon, Sanders, Scott, Warner and Zellars. The complaint alleged that defendants (i) entered into an agreement pursuant to which Triton was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, both allegedly in furtherance of an entrenchment plan. For their relief, plaintiffs seek damages and an accounting of profits improperly obtained by defendants.

In March 1998, defendants J. B. Fuqua, Klamon, Sanders, Zellars, Scott and Warner filed their answers denying each of the substantive allegations of wrongdoing contained in the third amended complaint. The Company also filed its answer, submitting itself to the jurisdiction of the Court for a proper resolution of the claims purported to be set forth by the plaintiffs.

Discovery is ongoing. Motions to disqualify Abrams and Freberg as derivative plaintiffs and certain discovery motions have been fully briefed and argued, but no decision has been rendered with respect to these motions.

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, a purported class action lawsuit, MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company, Samuel Goldwyn Company's directors and majority shareholder breached their fiduciary duties to the public shareholders of Samuel Goldwyn Company. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. The plaintiff agreed to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment constitutes a complete and final satisfaction of the claims asserted by the plaintiff and a plaintiff class certified solely for the purposes of the settlement. The settlement and the settlement class were approved by the court on October 8, 1998. Members of the class have been notified of the settlement and were able to file proofs of claim until February 15, 1999, which claims are now being processed. At a hearing on July 7, 1999, the court approved the final distribution of the settlement fund.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of Samuel Goldwyn Company, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust to enter into various agreements in connection with the merger of the Samuel Goldwyn Company (since renamed Goldwyn Entertainment Company); breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and used, without permission, the "Goldwyn" trademark. The action also alleged that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. After the Company successfully demurred to the trademark and the breach of fiduciary duty claims, the plaintiffs amended their pleading, revising and reasserting the trademark and breach of fiduciary duty claims. Following a period of discovery, the Company reached a settlement with the plaintiffs. The court ordered the plaintiffs' claims against the Company dismissed with prejudice on January 11, 1999.

SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, ET AL.

On June 30, 1997, the plaintiffs in SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court of the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. The Company denies the existence of any such contract and believes it has meritorious defenses and is vigorously defending this action. Discovery is proceeding.

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

LEGAL PROCEEDINGS IN CONNECTION WITH RDM

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints The amended complaints allege that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also allege that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, are secondarily liable as controlling persons of RDM. Plaintiffs in these lawsuits seek the following relief: unspecified compensatory damages, reasonable costs and expenses, including counsel fee and expert fees, and such other and further relief as the court may deem just and proper.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that former officers or directors of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. v. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

 EXHIBIT
  NUMBER    DESCRIPTION
----------  --------------------------------------------------------------------------------------------------------
       11*  Computation of Earnings Per Share
       27*  Financial Data Schedule

       (b)  Reports on Form 8-K

            (i) On May 20, 1999, a Form 8-K was filed to report the agreement and plan of merger between the Company and PLD Telekom Inc.
            (ii) On August 4, 1999, a Form 8-K was filed to report on certain developments in China.

------------------------

*   Filed herewith

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                By:              /s/ SILVIA KESSEL
                                           -----------------------------
                                                   Silvia Kessel
                                              EXECUTIVE VICE PRESIDENT
                                       CHIEF FINANCIAL OFFICER AND TREASURER

Dated: August 16, 1999