Form 10-K/A
period 1998-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-08-31
CIK 39547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                                      None
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at August 27, 1999 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $338,328,972.

The number of shares of Common Stock outstanding as of August 27, 1999 was 69,175,254.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

 .

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

METROMEDIA INTERNATIONAL GROUP, INC.

Metromedia International Group, Inc. ("MMG" or "the Company") is a global communications company engaged in the development and operation of a variety of communications businesses, including cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting, in Eastern Europe, the republics of the former Soviet Union and the People's Republic of China and other selected emerging markets, through its wholly owned subsidiary Metromedia International Telecommunications, Inc. and its majority owned subsidiary Metromedia China Corporation, which together with Metromedia International Telecommunications, Inc. is called the "Communications Group."

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc.", and changed its strategic focus to a global media, communications and entertainment company. On July 10, 1997, the Company narrowed its strategic focus to a global communications company when it consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. The Company had operated the entertainment group since the November 1, 1995 merger. In addition, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark theater group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities.

The Company also owns Snapper, Inc., which is a wholly-owned subsidiary. The Company owned Snapper prior to the November 1, 1995 merger and the subsequent shift in the Company's business focus to a global communications company; accordingly, the Company views Snapper as a non-core asset and is managing Snapper in order to maximize stockholder value. Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories.

Set forth below is a chart of the Company's operational structure and business segments:

                         [COMPANY'S OPERATIONAL CHART]

In 1998, the Company reported revenue of $30.2 million from the Communications Group's operations in Eastern Europe and the former Soviet Union and $210.1 million from Snapper. Metromedia China did not generate consolidatable revenues in 1998. The Company believes that its Communications Group's consolidated revenues will increase as the Communications Group's joint ventures grow their businesses and therefore will generate a greater share of the Company's total consolidated revenues.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee for RDM is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distributions. The Company also holds additional claims against RDM in the RDM proceeding. There can be no assurance that the Company will receive any distribution with respect to such claims.

The year of 1998 was one of significant change and challenges in the business environment in which the Company operates. The Company announced numerous expansions and improvements to its networks, despite the economic downturn in the former Soviet Union and much of Eastern Europe and slower growth in China. The Company continuously monitors and reviews the performance of its operations to maximize value to its shareholders. During 1998, the Company continued to focus its growth on opportunities in communications businesses. The convergence of cable television and telephony and the relationship of each business to Internet access has provided the Company a unique opportunity.

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

The Company's businesses operate in an environment with significant competing technologies and political and economic challenges. The Communications Group's paging business is experiencing increasing competition from cellular telephony in some of the markets in which it operates. There is an expectation of similar competition in the future in other markets where the Communications Group has paging operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations continued to generate operating losses in 1998. In the current environment, the potential for growth in most of the markets the Communications Group's paging operations compete in are limited in the near term. Consistent with the Company's strategy to maximize its greatest value for the capital employed, the Communications Group has developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. The Company anticipates that under the revised plan, the paging business's operating loss will decrease significantly. As a result of the revised plan, the Company has taken a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to Joint Ventures and wrote down inventory.

The Company believes that there is an inherent value to delivery of data via wireless transmission and the increased demand for data transmission may create a valuable business for the use of its paging frequencies. The Company will continue to explore these areas and other opportunities for the paging business.

During 1998, a number of the countries in which the Communications Group operates experienced economic and financial difficulties. Adverse economic conditions in Russia resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunities for refinancing or refunding of maturing debts. Although the Russian government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

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

If the economic and financial situation in Russia and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing in these markets could have a material adverse effect on the operations of the Communications Group. If such factors should materialize the Company expects such factors to affect its cable television, paging and radio broadcasting businesses in Russia, Belarus and other emerging countries.

Current Chinese law and regulation prohibit foreign companies and joint ventures in which they participate from providing telephony services to customers in China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. As a result, the Communications Group's investments in joint ventures in China have been made through a structure known as the Sino-Sino-Foreign joint venture, a widely used method for foreign investment in the Chinese telecommunications industry, in which the foreign venturer is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service.

Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the sino-sino foreign structure and associated service and consulting arrangements with China United Telecommunications Incorporated, known generally as China Unicom, the operator of telephony services with which the Communications Group's joint ventures have contracted. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of one of its four joint telecommunications projects in China. Negotiations have begun with representatives of China Unicom on the amount of compensation and terms of the resolution of all issues relating to the termination of the venture. While the notification letter involved only one of the Communications Group's joint ventures, and the Communications Group has been informed by China Unicom that the letter applies to one other joint venture, the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. In light of the current uncertainty, the Communications Group is unable to estimate the impact of such negotiations and expected winding up of its other two Chinese joint ventures. These negotiations, if adversely concluded, could have a materially negative effect on the Communications Group's financial position and operating results. The Communications Group is currently evaluating other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

The foregoing factors relating to economic and financial conditions in Russia and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, have not had a significant effect on the Company's financial condition or results of operations as of and for the year ended December 31, 1998. As is noted above, the Company cannot yet predict the impact that such factors may have on its future financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems to which the Company's joint ventures provide funding and services, on a three month lag and therefore the impact of such factors, if any, are not yet fully reflected in the Company's results of operations.

During 1998, the Company's Communications Group continued to experience significant subscriber growth. Aggregate subscribers to the Communications Group's joint ventures' various services at the 1998 fiscal year-end was 520,182, representing a growth of approximately 70% over the 1997 fiscal year-end total of 305,198 subscribers. The Communications Group's financial results for December 31 include the Communications Group's joint ventures for the 12 months ending September 30th.

Metromedia Company, a Delaware general partnership, holds 7,989,206 shares of the Company's common stock. John W. Kluge, the Company's Chairman of the Board, and Stuart Subotnick, its Vice Chairman, President and Chief Executive Officer, are Metromedia Company's partners. For a description of the securities of the Company held by Metromedia Company and its affiliates, see "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Company and Metromedia Company are parties to a management agreement under which Metromedia Company provides management services to the Company, and to a trademark license agreement, pursuant to which the Company uses the "Metromedia" name. See "Item
13. Certain Relationships and Related Transactions--Relationship with Metromedia Company."

The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

Certain statements set forth below in this Form 10-K constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 97.

DESCRIPTION OF BUSINESS GROUPS

COMMUNICATIONS GROUP

The Communications Group invests in communications businesses in two primary geographic areas: Eastern Europe and the former Soviet Union, and China. The percentage of consolidated revenues from operations in Eastern Europe and the former Soviet Union for 1998, 1997 and 1996 were 13%, 10%, and 38%, respectively. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Currently, legal restrictions in China prohibit foreign participation in the operation of or ownership in the telecommunications sector. The Communications Group's China joint ventures invest in telephony system construction and development for China Unicom. The completed telephony systems are operated by China Unicom. The China joint ventures receive payments from China Unicom based upon distributable cash flow generated by the systems, for a cooperation period of 15-25 years for each expansion phase financed and developed. These payments are in return for the joint venture providing financing, technical advice, consulting and other services. Statistical data regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom with respect to which such joint ventures provide funding and services. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

At December 31, 1998, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 46 operational systems, consisting of 11 cable television systems, 2 global system for mobile communiations or GSM cellular telephone systems, 1 joint venture building out an operational GSM system and providing financing, technical assistance and consulting services to the local system operator, 1 international and long distance telephony provider, 1 wireless local loop operator, 13 paging systems, and 17 radio broadcasting stations. In addition, the Communications Group has interests in and participates with partners in the management of joint ventures that, as of December 31, 1998, had 5 pre-operational systems, consisting of 1 wireless local loop service provider, 1 digital advanced mobile phone or DAMPS system cellular provider and 2 companies participating in the construction and development of local telephone networks in China for up to 1 million lines and 1 joint venture which will assist in the build out of a GSM system and provide financing, technical and consulting service to the local operator. The Company believes that all of the systems will be launched during 1999.

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

The following chart summarizes operating statistics by service type of both the licensed pre-operational and operational systems constructed by the Communications Group's joint ventures:

                                                                                                 TARGET
                                                                                 MARKETS      POPULATION/
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

------------------------------

(a) Covers both pre-operational markets and operational markets. Target population is provided for paging and telephony other than fixed telephony and target households are provided for cable television systems, radio stations and fixed telephony.

(b) During 1998, the Communications Group sold all of its interests in trunked mobile radio, with the exception of its trunk mobile radio operation in Kazakhstan, Spectrum. In addition, the Company wrote down the carrying value of its investment in Spectrum since it is a non-strategic asset, although the Communications Group will continue to operate the joint venture to maximize its ultimate value to the Company.

(c) The Communications Group owns 46% of a pre-operational DAMPS cellular telephone joint venture in the Tyumen region of the Russian Federation and a second pre-operational joint venture in Ningbo City which is participating in the build out of a GSM system and providing financing, technical assistance and consulting services to the system operator.

(d) The Communications Group's operational systems include its joint ventures operating a GSM system in Latvia and Georgia and its joint venture in Ningbo City, China, which is participating in the build-out of an operational GSM system by providing financing, technical assistance and consulting services to the system's operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommuncations projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

(e) The Communications Group owns 38% of a pre-operational wireless local loop system licensed to provide services throughout Azerbaijan, and owns 54% interests in two pre-operational joint ventures in China that are participating in the construction and development of a local telephone network for up to one million lines.

(f) Reflects the population of Sichuan Province and Chongqing Municipality in China where the Communications Group is participating in the construction of local wireline networks, and Kazakhstan where the Communications Group's joint venture is licensed to operate. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommuncations projects in China and expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

(g) Target population for the Communications Group's paging joint ventures includes the total population in the jurisdictions where such joint ventures are licensed to provide services. In many markets, however, the Communications Group's paging system currently only covers the capital city.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at December 31, 1998, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such joint ventures and subsidiaries at December 31, 1998 (in thousands).

                                                                          AMOUNT       AMOUNT
                                                                        CONTRIBUTED    LOANED         TOTAL
                                                                         TO JOINT     TO JOINT     INVESTED IN
                                                            COMPANY      VENTURE/     VENTURE/   JOINT VENTURE/
JOINT VENTURE (1)                                         OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY (2)
--------------------------------------------------------  ------------  -----------  ----------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)....................................          22%    $  13,736   $       --    $    13,736
Magticom (Tbilisi, Georgia).............................          35%        2,450       17,138         19,588
Tyumenruskom (Tyumen, Russia) (3).......................          46%          986        1,387          2,373
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (4)............................................          41%        9,530       22,961         32,491
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (3) (4)..........................          41%        5,046        2,009          7,055
                                                                        -----------  ----------  ---------------
                                                                            31,748       43,495         75,243
                                                                        -----------  ----------  ---------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
  (Sichuan Province, China) (3) (5).....................          54%       11,087        9,315         20,402
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China) (3) (5)...............          54%       13,581        2,478         16,059
Instaphone (Kazakhstan).................................          50%           28        1,631          1,659
Caspian American Telecommunications (Azerbaijan) (3)
  (6)...................................................          38%          200        5,409          5,609
                                                                        -----------  ----------  ---------------
                                                                            24,896       18,833         43,729
                                                                        -----------  ----------  ---------------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia)......................          30%        2,554           --          2,554
                                                                        -----------  ----------  ---------------
CABLE TELEVISION (14)
Romsat Cable TV (Bucharest, Romania) (7)................         100%        2,405        6,633          9,038
Viginta (Vilnius, Lithuania) (7)........................          55%          397        3,174          3,571
ATK (Archangelsk, Russia) (8)...........................          81%        1,597          150          1,747
Kosmos TV (Moscow, Russia)..............................          50%        1,093       13,032         14,125
Baltcom TV (Riga, Latvia)...............................          50%          819       12,260         13,079
Ayety TV (Tbilisi, Georgia).............................          49%          779        8,569          9,348
Kamalak TV (Tashkent, Uzbekistan).......................          50%          400        2,996          3,396
Sun TV (Chisinau, Moldova)..............................          50%          400        7,122          7,522
Alma TV (Almaty, Kazakhstan)............................          50%          222        6,372          6,594
Cosmos TV (Minsk, Belarus)..............................          50%          400        4,268          4,668
Teleplus (St. Petersburg, Russia).......................          45%          990        1,419          2,409
                                                                        -----------  ----------  ---------------
                                                                             9,502       65,995         75,497
                                                                        -----------  ----------  ---------------

                                                                          AMOUNT       AMOUNT
                                                                        CONTRIBUTED    LOANED         TOTAL
                                                                         TO JOINT     TO JOINT     INVESTED IN
                                                            COMPANY      VENTURE/     VENTURE/   JOINT VENTURE/
JOINT VENTURE (1)                                         OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY (2)
--------------------------------------------------------  ------------  -----------  ----------  ---------------
PAGING
Baltcom Paging (Estonia) (7)............................          85%    $   3,715   $    2,653    $     6,368
CNM (Romania) (7).......................................          54%          490       12,877         13,367
Paging One Services (Austria) (7) (13)..................         100%        1,036       10,833         11,869
Eurodevelopment (Ukraine) (7)...........................          51%          930        1,539          2,469
Baltcom Plus (Latvia)...................................          50%          250        3,093          3,343
Paging One (Tbilisi, Georgia)...........................          45%          250        1,589          1,839
Raduga Poisk (Nizhny Novgorod, Russia)..................          45%          330           51            381
PT Page (St. Petersburg, Russia)........................          40%        1,100           49          1,149
Kazpage (Kazakhstan) (9)................................       26-41%          521          407            928
Kamalak Paging (Tashkent, Samarkand, Bukhara and
  Andijan, Uzbekistan)..................................          50%          435        2,131          2,566
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)......          50%           --        2,314          2,314
Paging Ajara (Batumi, Georgia)..........................          35%           43          283            326
Mobile Telecom (Russia) (10)............................          50%        7,500          352          7,852
                                                                        -----------  ----------  ---------------
                                                                            16,600       38,171         54,771
                                                                        -----------  ----------  ---------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (7)..................         100%        8,107        1,012          9,119
SAC (Moscow, Russia) (7)................................          83%          631        2,499          3,130
Radio Skonto (Riga, Latvia) (7).........................          55%          302           83            385
Radio One (Prague, Czech Republic) (7)..................          80%          627          484          1,111
NewsTalk Radio (Berlin, Germany) (7)....................          85%        2,758        5,625          8,383
Radio Vladivostok, (Vladivostok, Russia) (7)............          51%          267           47            314
Country Radio (Prague, Czech Republic) (7)..............          85%        2,040           --          2,040
Radio Georgia (Tbilisi, Georgia) (7) (11)...............          51%          560          257            817
Radio Katusha (St. Petersburg, Russia) (7) (11).........          75%          464          805          1,269
Radio Nika (Socci, Russia)..............................          51%          260           --            260
AS Trio LSL (Estonia) (11)..............................          49%        1,536          409          1,945
                                                                        -----------  ----------  ---------------
                                                                            17,552       11,221         28,773
                                                                        -----------  ----------  ---------------
OTHER (12)
Spectrum (Kazakhstan)...................................          33%          200        1,645          1,845
                                                                        -----------  ----------  ---------------
TOTAL...................................................                 $ 103,052   $  179,360    $   282,412
                                                                        -----------  ----------  ---------------
                                                                        -----------  ----------  ---------------

------------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Total investment does not include any income or losses.

(3) Pre-operational systems as of December 31, 1998.

(4) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint ventures provide financing, technical assistance and consulting services to the Chinese operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

(5) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications are supporting the development by China Unicom of fixed-line, public switched telephone networks in Sichuan Province and Chongqing Municipality, China, respectively. Both joint ventures provide financing, technical assistance and consulting services to the Chinese operator. In January 1999, the fixed wireline telephony systems in Sichuan and Chongqing commenced commercial operations. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

(6) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses in accordance with Caspian American's business plans. Caspian American Telecommunications launched commercial operations in April 1999. In May 1999, the Communications Group sold 2.2% of Omni-Metromedia thereby reducing its ownership interest in Caspian American Telecommunications to 37%.

(7) Results of operations are consolidated with the Company's financial statements.

(8) The investment in this venture was made in the quarter ended December 31, 1998. The joint venture's results of operations will be consolidated with the Company's financial statements in the quarter ended March 31, 1999.

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

(10) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made on February 14, 2000 and February 14, 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

(11) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

(12) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group retained Protocall Ventures Limited's interest in Spectrum. The Company recorded a gain of approximately $7.1 million on the sale. The Company's interest in Spectrum of $1.6 million was written down and offset against the gain on the sale of Protocall Ventures.

(13) On July 2, 1999, Paging One Services entered into an agreement to sell certain of its assets and transfer its customers to a competing service provider in Austria. Pursuant to such agreement, Paging One shall transfer title to such assets and complete the transfer of its customers to the buyer by September 3, 1999.

(14) In June 1999, Ala TV, a joint venture 51% owned by the Communications Group and 4% owned by its 50% owned Kazakh joint venture Alma TV, launched cable television services in Bishkek, Kyrgyzstan.

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

The Communications Group continually explores new investment opportunities for communications systems in Eastern Europe, the former Soviet Union, China and other emerging markets. In the former Soviet Union, the Communications Group principally utilizes wireless local loop telephony technology which offers a high quality, cost effective alternative to operators seeking to replace or compete with antiquated telephone systems. This technology can provide telephony system operators with competitive advantages in speed of deployment, low unit cost and ability to deliver high speed facsimile, data communication and Internet access services. This range and depth of the Communications Group's capabilities in advanced communications technology and business development makes the Communications Group a uniquely attractive joint venture partner for parties seeking to exploit the substantial growth opportunities present in the emerging communications markets. The Communications Group believes that it is well positioned to convert these capabilities into a continuing stream of new investment projects.

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

INSTALL MODERN WIRELESS AND WIRELINE TECHNOLOGIES IN COMBINATION TO ACHIEVE THE BEST MIX OF ECONOMY, PERFORMANCE AND ACCESSIBILITY TO CONSUMERS. The Communications Group's cable television joint ventures utilize three possible distribution technologies; microwave multipoint distribution system, wireline cable or a hybrid combination of microwave multipoint distribution and wireline cable in which microwave multipoint distribution acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer.

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

INVEST IN NEW MARKETS. The Communications Group is actively pursuing investments in joint ventures to obtain new licenses and/or agreements for communications services in new markets. The Company is targeting emerging markets with strong economic potential which lack adequate communications services. In evaluating whether to enter a new market, the Communications Group assesses, among other factors, (i) the potential demand for the Communications Group's services and the availability of competitive services, (ii) strength of local partners, and (iii) the political, social and economic climate. The Communications Group has identified several attractive opportunities in Eastern Europe and the Pacific Rim. In addition, in 1998, the Communications Group acquired a 38% interest in a joint venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan and a 46% interest in a joint venture licensed to provide digital advanced mobile phone or DAMPS system cellular service in the Tyumen region of Russia.

TELEPHONY

The Communication Group's telephony line of business consists of cellular telecommunications, fixed telephony and international and long distance telephony calling.

CELLULAR TELECOMMUNICATIONS

OVERVIEW. The Communications Group owns a 22% interest in Baltcom GSM which operates a nationwide cellular telecommunications system in Latvia. The Communications Group also owns a 35% interest in Magticom, a joint venture that operates cellular telecommunications systems in major cities in Georgia and is licensed to provide nationwide services. Western Wireless International Inc., a leading U.S. cellular provider, is a partner in each of these joint ventures. The Communications Group believes that there is a large demand for cellular telephone service in each of Latvia and Georgia due to the limited supply and poor quality of wireline telephone service in these markets as well as the rapidly growing demand for the mobility offered by cellular telephony service. Landline telephone penetration is 25% in Latvia and 9% in Georgia. The demand for reliable and mobile telephone service is increasing rapidly and the pace is expected to continue as commerce in these regions continues to experience rapid growth.

In 1998, the Communications Group acquired a 46% interest in a pre-operational joint venture licensed to provide DAMPS service in the Tyumen region of Russia. The Communications Group expects such joint venture to commence operations in 1999.

The Communications Group owns a 70% interest in a joint venture that finances and provides supporting services to the China Unicom GSM system in Ningbo City, China. This system launched commercial service in 1997. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments-- Chinese Joint Ventures."

TECHNOLOGY. The Communications Group's cellular telephone networks in Latvia, Georgia and the cellular network to which it provides funding and services in China operate using the GSM standard. GSM is the standard for cellular service throughout Western Europe and Asia, which allows the Communications Group's customers to roam throughout the region. GSM's mobility is a significant competitive advantage compared to competing advanced mobile phone or AMPS systems which cannot readily offer international roaming service.

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

COMPETITION. The Company's cellular joint ventures face competition in each of their markets.

Baltcom GSM's primary competitor in Latvia is Latvia Mobile Telecom which operates two systems. Latvia Mobile Telecom commenced service in 1995. Latvia Mobile Telecom operates a second system using the older, less efficient technology that the Communications Group believes will pose less of a competitive threat than Latvia Mobile Telecom's GSM system. The Communications Group believes that Magticom's primary competitors in Georgia are Geocell, a Georgian-Turkish Joint Venture using a GSM system and an existing smaller provider of cellular telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. The Communications Group's primary competition in the Tyumen region will be from a GSM provider.

Baltcom GSM competes with Latvia Mobile Telecom on the basis of price of service. Baltcom prices its service slightly below the Latvia Mobile Telecom pricing and has captured approximately one third of the Latvian cellular market. In Georgia the pricing between operators is essentially the same and the competition is for brand name awareness. Magticom has captured approximately one half of the Georgian cellular market.

The Communications Group's operating partner in China is China Unicom, the first company franchised to provide public wireless and wireline telephone service in China that is independent of China Telecom, the historical Chinese monopoly provider of telephony services. China Unicom competes in both the wireless and wireline markets with China Telecom, the established operator in each of those markets. However, China Unicom's systems, including those supported by the Communications Group, have successfully captured initial positions in China's rapidly expanding urban telecom markets. Chinese government policy is aimed at assuring China Unicom's ultimate success as a measure of creating open competition in the country's telecommunications industry.

The low level of penetration and often poor quality provided by the fixed line telephone systems in the emerging markets where the Communications Group's activities are focused create an ideal competitive opportunity for cellular operators. The low penetration of existing fixed line services means a large, unserved market exists for cellular operators. The poor quality of existing fixed line services creates an opportunity for cellular operators to provide more reliable, higher quality services as an alternative to the fixed line networks.

The Company's cellular joint ventures are the second entrants in most of their markets and therefore have the disadvantage of facing the established initial cellular providers in those markets. However, barriers to entry in cellular telecommunications markets are very high, as the number of licenses for a particular market is typically limited and initiation of a cellular system requires substantial capital expenditures. Therefore, although the Company's cellular joint ventures face difficulties in taking market share from the initial operators in their markets, the Company does not anticipate that these markets will become further fragmented because of these barriers to entry.

FIXED TELEPHONY

OVERVIEW. The Communications Group is currently exploring a number of investment opportunities in wireless local loop telephony systems in certain countries in Eastern Europe and the former Soviet Union and other selected emerging markets and has installed test systems in certain of these markets. The Communications Group believes that the proposed wireless local loop telephony technology it is using is a time and cost effective means of improving the communications infrastructure in such markets. The current telephone systems in these markets may be antiquated, overloaded, or both and consumers in these markets often must wait several years to obtain telephone service.

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

In 1998, the Communications Group acquired a 38% interest in Caspian American Telecommunications, a joint venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan. Caspian American is currently building out its systems and negotiating an interconnection agreement with the public switched telephone network. Caspian American launched commercial service in April 1999. The Communications Group has formed several other joint ventures that are currently exploring opportunities to provide wireless local loop services.

The Communications Group owns 92% interests in joint ventures financing and supporting China Unicom's development of a wireline public switched telephone network in the Sichuan and Chongqing regions of southern China. China Unicom commercially launched public switched telephone network services in the capital cities of Sichuan and Chongqing in January 1999. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

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

COMPETITION. While the existing wireline telephone systems in Eastern Europe and the former Soviet Union are often antiquated and provide inferior quality service, the fact that the network infrastructure is already in place means that it is a source of competition for the Communications Group's proposed wireless telephony operations. The Communications Group does not have or expect to have exclusive franchises with respect to its wireless telephony operations and may therefore face more significant competition in the future from highly capitalized entities seeking to provide services similar to or competitive with the Communications Group's services in its markets.

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

The low level of penetration and often poor quality provided by the national telephone systems in the emerging markets where the Communications Group's activities are focused create an ideal competitive opportunity for the Communications Group's operators. The low penetration of existing national services means a large, unserved market exists for new operators. The poor quality of existing services creates a strong incentive for customers to switch to the price competitive, yet higher quality services made possible by the new operators' more modern networks. The Communications Group believes that such factors offset most of the competitive advantage that would otherwise be enjoyed by an entrenched national telecom monopoly.

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

COMPETITION. Although Telecom Georgia remains the major provider of international and long distance services, barriers to entry to this market are very low and competition is expected to increase significantly with the opening of the market in 1998. Currently there are several new entrants offering international telephone service. The Communications Group believes that Telecom Georgia competes primarily on the basis of tariffs and contractual relationships.

CABLE TELEVISION

OVERVIEW. The Communications Group commenced offering cable television services in 1992 through its joint ventures' Kosmos TV in Moscow, Russia, and Baltcom TV in Riga, Latvia. The Communications Group currently has interests in Joint Ventures which offer cable television services in 11 markets in Eastern Europe and the former Soviet Union that reported 315,864 subscribers at December 31, 1998, an increase of approximately 40% from 225,525 subscribers at December 31, 1997. In 1998, the Communications Group purchased an 81% interest in a wireless cable television system operating in Archangelsk, Russia. In June 1999, Ala TV, a joint venture 51% owned by the Communications Group and 4% owned by its Kazakh joint venture Alma TV, launched cable television services in Bishkek, Kyrgyzstan. The Communications Group believes that there is a growing demand for multi-channel television services in each of the markets where its joint ventures are operating, which demand is being driven by the lack of quality television and alternative entertainment options in these markets and the growing demand for local language entertainment programming.

TECHNOLOGY. The Communications Group's cable television joint ventures utilize three possible distribution technologies: microwave multipoint distribution, wireline cable or a hybrid combination of microwave multipoint distribution and wireline cable in which microwave multipoint distribution acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer. The Communications Group believes that microwave multipoint distribution is an attractive technology to utilize for the delivery of multi-channel television services in these markets because (i) the initial construction costs of a microwave multipoint distribution system generally are significantly lower than wireline cable or direct-to-home satellite transmission, (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably-sized service area, (iii) the high communications tower typically utilized by the microwave multipoint distribution system combined with the high density of multi-family dwelling units in these markets gives the microwave multipoint distribution systems very high line of sight penetration, (iv) the wide bandwidth of the spectrum typically licensed to each of the Company's joint ventures gives each system the ability to broadcast a sufficiently wide variety of attractive international and localized programming, and (v) microwave multipoint distribution is a highly effective means to distribute programming to wireline cable headends eliminating the need for much of the satellite receiving equipment at each headend.

In each microwave multipoint distribution system operated by the Communications Group's joint ventures, multichannel signals are broadcast in all directions from a transmission tower which, in the case of such Joint Ventures' systems, is typically the highest structure in the city and, as a result, has very high line of sight penetration. Specialized compact receiving antenna systems, installed by the Communications Group on building rooftops as part of the system or to mini-headends in hybrid wireline systems, receive the multiple channel signals transmitted by the transmission tower. The signal is then transmitted to each subscriber through a coaxial cabling system within the building or wireline system. In each city where the Communications Group provides or expects to provide service, a substantial percentage of the population (e.g., approximately 90% in Moscow) lives in large, multi-dwelling apartment buildings. This infrastructure significantly reduces installation costs and eases penetration of cable television services into a city because a single microwave multipoint distribution receiving location can bring service to numerous apartment buildings or wireline cable networks serving a large number of people. In order to take advantage of such benefits, in many areas, the Communications Group is wiring buildings and/or neighborhoods so that it can serve all of the residents in the area through one microwave receiving location or directly from the cable headend. Subscribers to the Communications Group's premium tiered services typically utilize a set-top converter which descrambles the signal and also serves as a channel selector. The Communications Group generally utilizes the same equipment across all of its cable television systems, which enables it to realize purchasing efficiencies in the build-out of its networks.

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

One of the Communications Group's joint ventures offers pay-per-view movies in one of its markets and the Communications Group plans to add similar services to its program lineups in certain of its other markets. The subscriber pre-pays for pay-per-view services and the intelligent decoders that the joint venture uses automatically deduct the purchase of a particular service from the prepayment.

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

COMPETITION. The cable TV industry in Eastern Europe and the former Soviet Union, although still less developed than in the United States, is emerging as one of the key elements of the region's telecommunications sector. Similar to developments in the U.S. and western Europe, the Company expects cable television to become a broadband alternative to the existing telephone networks.

As the Internet gains popularity in the countries of Eastern Europe and former Soviet Union, the Communications Group believes that cable television will be able to attract increasing capital, including capital from western investors. Major telecommunications companies may enter the cable television market to utilize the broadband advantages of the cable systems' wired networks because the poor quality of most of the telephone networks in the region makes cable television's advantages there even more significant than in the United States.

As a result, the Company's cable television joint ventures may face competition from highly capitalized international and local companies with greater capital resources and experience than the Company.

Each of the Communications Group's cable television systems competes with other cable television operators, direct to home satellite providers as well as over the air broadcast television. The Company's cable television ventures successfully compete against each type as follows:

    - Quality of programming line-ups: The Company offers quality programming and has established key relationships with many international-programming providers. For example the Company has the exclusive cable rights to show Russian language Nickelodeon at its joint ventures.

    - Price of services: The Company provides tiered pricing and services to allow for a low entry point and an upgrade path for higher levels of services. Most joint ventures have a package at the same rate or slightly lower than competing services.

    - Customer service: The Company provides superior customer service by employing proven western style management techniques.

    - Barriers to entry: The Company pre-wires certain geographic areas to create a barrier to entry in location where it perceives a competitive threat.

In some markets, the Company's cable television joint ventures are the market leaders and in others they share the market with various competitors.

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

The combination of deregulation and availability of attractively priced financing has changed the GSM mobile telephony business by increasing the number of competitors. This increased level of competition has resulted in new and innovative pricing structures. The combination of reduced handset prices, calling party pays tariffs and the introduction of prepaid calling cards has significantly reduced the cost of entry for GSM subscribers. The GSM phone service includes voice mail and in many cases short messaging service which is very similar to paging messaging. A prepaid GSM subscriber can purchase a GSM handset for approximately $150, receive incoming calls for free (paid for by the calling party), use voice mail and the short messaging service and only pay for calls made using the prepaid card.

The Communications Group recognized this competitive risk during 1997 and 1998 and in response rolled out its own programs to reposition its paging services in a unique fashion. Such programs as calling party pays and "web paging" were introduced as new applications.

The Communications Group now believes that it will not be able to effectively compete for its traditional paging customers in those markets where GSM is combined with calling party pays tariffs and prepaid calling cards. Accordingly, the Communications Group has evaluated each of its paging properties, revised operating plans and determined that a write down of the carrying value of its investment is appropriate.

The Communications Group believes that its paging businesses in Moscow, Ukraine and Uzbekistan are relatively unaffected by the GSM competition and continue to be viable business opportunities and have not been written down. Although GSM is available in those markets, the Company believes that the regulators are unlikely to allow calling party pays tariffs for the foreseeable future.

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

RADIO BROADCASTING

OVERVIEW. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. Today, the Company is a leading operator of radio stations in Eastern Europe and the former Soviet Union and owns and operates, through joint ventures, 17 radio stations. During 1998, the joint ventures in Estonia and Georgia each opened an additional radio station.

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

MARKETING. Radio station programming is generally targeted towards that segment which the Communications Group believes to be the most affluent within the 25-to-55-year-old demographic in each of its radio markets. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This focus is intended to enable each joint venture to present to advertisers the most desirable market for the advertisers' products and services, thereby heightening the value of the station's commercial advertising time. Advertising on these stations is sold to local and international advertisers.

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

For the most part the Company's radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted listener reached. The radio stations that have the greatest reach generally obtain the highest rate. In addition, certain demographic groups usually men or women, age 25-54 are favored by advertisers. The Company's radio stations are generally programmed to reach the highest rated demographic groups in their markets.

Radio stations may experience further competition from other media. As private cable television stations emerge in Eastern Europe and the former Soviet Union, the Company expects that such systems will drive the price of television advertising down, thus competing directly with radio stations for advertising revenues. In addition to broadcast television, print media, and outdoor advertising, the Communications Group believes that a new medium, the Internet, will also attract a portion of advertising expenditures in each respective market.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 1998, two of the licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. One of these licenses is for the Communications Group's radio joint venture in Hungary. Subsequent to December 31, 1998, the license for the Communications Group's radio joint venture in Hungary was renewed for a period of 8 years. Certain other licenses held or used by seven joint ventures will expire during 1999. The failure of such licenses to be renewed may have a material adverse effect on the Company's results of operations. Additionally, certain of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestone clauses. The failure to satisfy such milestones could result in the loss of such licenses which may have a material adverse effect on the Communications Group.

The Company's joint ventures will apply for renewals of their licenses. While there can be no assurance that these licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals.

Licenses to operate in China are held by the Communications Group's operating partner, China Unicom. China Unicom obtained licenses in 1997 to provide wireless services interconnected with China's national public network for the Ningbo City GSM system supported by the Communications Group's investment. China Unicom obtained licenses in January 1999 to provide public wireline telephone service for the Sichuan and Chongqing systems supported by the Communications Group's investments. These licenses are subject to periodic review and renewal by China's Ministry of Information Industry. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments-- Chinese Joint Ventures."

LIQUIDITY ARRANGEMENTS

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

The Communications Group's joint ventures in Eastern Europe and the former Soviet Union are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these joint ventures are limited liability companies, the joint ventures' equity holders have liability limited to the extent of their investment. Under the joint venture agreements, each of the Communications Group and the local joint venture partner is obligated to make initial capital contributions to the joint venture. In general, a local joint venture partner does not have the resources to make cash contributions to the joint venture. In such cases, the Company has established or plans to establish an agreement with the joint venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the joint venture signs a credit agreement with the Company pursuant to which the Company loans the joint venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow. Prior to repayment of its credit agreement, a joint venture is significantly limited or prohibited from distributing profits to its shareholders. As of December 31, 1998, the Company had obligations to fund up to an additional $49.4 million with respect to funding the various credit lines the Company has extended to its joint ventures in Eastern Europe and the former Soviet Union. The Company's funding commitments under such credit lines are contingent upon its approval of the joint ventures' business plans. To the extent that the Company does not approve a joint venture's business plan, the Company is not required to provide funds to such joint venture under the credit line. The distributions (including profits) from the joint venture to the Company and the local partner are made on a pro rata basis in accordance with their respective ownership interests.

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

Ningbo Ya Mei Telecommunications, Ltd., one of the Communications Group's two joint ventures in Ningbo Municipality, China, has received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo Ya Mei. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo Ya Lian Telecommunications, Ltd., the Communications Group's other Ningbo joint venture. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo Ya Mei, including return of investment made and appropriate compensation and other matters related to the winding up of Ningbo Ya Mei's activities as a result of this notice. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of Ningbo Ya Mei and Ningbo Ya Lian, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom also expected to discuss this subject with Ningbo Ya Mei. As a result, the Communications Group cannot currently determine the amount of compensation Ningbo Ya Mei and Ningbo Ya Lian will receive.

While there can be no assurance that China Unicom will provide similar letters to the Communications Group's other two sino-sino-foreign telephony-related joint ventures, the Communications Group expects that these joint ventures will also be the subject of project termination negotiations. The Communications Group cannot yet predict the effect on it of the Ningbo Ya Mei joint venture negotiations and the expected winding up of the Communications Group's other two telephony-related joint ventures, but the Communications Group believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Communications Group is currently evaluating other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

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

RISKS ASSOCIATED WITH THE COMPANY

THE COMPANY EXPECTS TO CONTINUE TO INCUR LOSSES FROM ITS CONTINUING OPERATIONS,
  WHICH COULD PREVENT IT FROM PURSUING ITS GROWTH STRATEGIES AND COULD CAUSE IT TO DEFAULT UNDER ITS DEBT OBLIGATIONS.

The Company cannot assure you that it will succeed in establishing an adequate revenue base or that its services will be profitable or generate positive cash flow. The Company has reported substantial losses from operations over the previous three years. For the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996, it reported a loss from continuing operations of approximately $11.3 million, $136.0 million, $130.9 million and $72.1 million, respectively, and a net loss of $11.3 million, $123.7 million, net income of $88.4 million, and a net loss of $115.2 million, respectively. The Company expects that it will report significant operating losses, including losses attributable to Snapper, Inc., for the fiscal year ended December 31, 1999. In addition, many of the Communications Group's joint ventures are still in the early stages of their development and the Communications Group expects to continue to generate significant losses as it continues to build-out and market its services. Accordingly, the Company expects to generate consolidated losses for the foreseeable future.

Continued losses and negative cash flow may prevent the Company from pursuing its strategies for growth and could cause it to be unable to meet its debt service obligations, its capital expenditures or working capital needs.

CHINESE GOVERNMENTAL AUTHORITIES ARE CAUSING THE TERMINATION OF CERTAIN OF THE
  COMMUNICATIONS GROUP'S JOINT VENTURES, WHICH COULD HAVE NEGATIVE EFFECTS ON THE COMMUNICATIONS GROUP'S FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Communications Group's telecommunications joint ventures in China have been established so as to provide financing, technical advice, consulting and other services for the construction and development of telephony networks for China Unicom, a Chinese telecommunications operator.

The Communications Group has recently been notified by China Unicom that a department of the Chinese government had requested termination of two of its joint telecommunications projects. Negotiations have commenced with representatives of China Unicom on the amount of compensation and terms of the resolution of all issues between the parties. The content of the negotiations includes determining the investment principal of these joint ventures, appropriate compensation and other matters related to termination of contracts. The Communications Group was further notified that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the joint ventures. As a result, the Communications Group cannot assure you that it will receive compensation from the Chinese government for the termination of its joint ventures or that the compensation that it will receive, if any, will be adequate.

While the notification only involved two of the Communications Group's telecommunications joint ventures, the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar notifications. In light of the current uncertainty, the Communications

Group is unable to estimate the impact on its financial condition and results of operations of such negotiations and expected winding up of its other two Chinese telecommunications joint ventures. The Communications Group believes that negotiations, if adversely concluded, could have a materially negative effect on the Communications Group's financial position and operating results. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments-- Chinese Joint Ventures."

THE COMPANY WILL BE UNABLE TO MEET ITS OBLIGATIONS IF IT DOES NOT RECEIVE
  DISTRIBUTIONS FROM ITS SUBSIDIARIES AND ITS SUBSIDIARIES HAVE NO OBLIGATIONS TO MAKE ANY PAYMENTS TO IT.

The Company is a holding company with no direct operations and no assets of significance other than the stock of its subsidiaries. As such, the Company is dependent on the earnings of its subsidiaries and the distribution or other payment of these earnings to it to meet the Company's obligations, including its ability to make distributions to its stockholders. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties, whether by dividends, loans or other payments. Snapper, Inc.'s credit facility contains substantial restrictions on dividends and other payments by Snapper to the Company. In addition, many of the Communications Group's joint ventures are in their early stages of development and are operating businesses that are capital intensive. As a result, the Company will only be able to rely on cash on hand, proceeds from the disposition of non-core assets and net proceeds from additional financings through a public or private sale of debt or equity securities to meet its cash requirements, including the making of any distributions to the Company stockholders.

THE COMPANY MAY NOT BE ABLE TO RAISE THE SUBSTANTIAL ADDITIONAL FINANCING THAT
  WILL BE REQUIRED TO SATISFY ITS LONG-TERM BUSINESS OBJECTIVES, WHICH WOULD FORCE IT TO SIGNIFICANTLY CURTAIL ITS BUSINESS OBJECTIVES AND MAY MATERIALLY AND ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

Many of the Company's joint ventures operate businesses that are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market their services. As a result, the Company will require substantial additional financing to satisfy its long-term business objectives, including its on-going working capital, acquisition and expansion requirements. The Company may seek to raise this additional capital through the public or private sale of debt or equity securities. If the Company incurs additional debt, it may become subject to additional or more restrictive financial covenants and ratios. The Company cannot assure you that additional financing will be available to it on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and its results from operations may be materially and adversely affected.

THE COMMUNICATIONS GROUP MAY BE MATERIALLY AND ADVERSELY AFFECTED BY COMPETITION
  FROM LARGER GLOBAL COMMUNICATIONS COMPANIES OR THE EMERGENCE OF COMPETING TECHNOLOGIES IN ITS CURRENT OR FUTURE MARKETS.

The Communications Group operates in businesses which are highly competitive and that compete with many other well-known communications and media companies, many of which have established operating infrastructures and substantially greater financial, management and other resources. The Communications Group also faces potential competition from competing technologies which could emerge over time in Eastern Europe, the republics of the former Soviet Union and other selected emerging markets and compete directly with their operations. For example, the Communications Group believes that it will not be able to effectively compete for its traditional paging customers in markets where GSM technology is combined with calling party pays and prepaid calling card service. In addition, the Communications Group does not expect to maintain or to be granted exclusive licenses to operate its communications businesses in any of the markets where it currently provides or plans to provide its services.

THE COMMUNICATIONS GROUP MAY NOT BE ABLE TO ATTRACT CONSUMERS TO ITS SERVICES,
  WHICH WOULD NEGATIVELY IMPACT ITS OPERATING RESULTS.

The Communications Group's operating results are dependent upon its ability to attract and maintain subscribers to its cable, paging and telephony systems and the sale of commercial advertising time on its radio stations. These in turn depend on the following factors, several of which are beyond the Communications Group's control:

    - the general economic conditions in the markets where the Communications Group's cable, telephone systems, paging and radio stations are located,

    - the relative popularity of the Communications Group's systems, including its radio stations,

    - the demographic characteristics of the potential subscribers to the Communications Group's systems and audience of its radio stations,

    - the technical attractiveness to customers of the equipment and service of the Communications Group's systems, and

    - the activities of its competitors.

THE COMMUNICATIONS GROUP CANNOT ASSURE YOU THAT IT WILL SUCCESSFULLY COMPLETE
  THE CONSTRUCTION OF ITS SYSTEMS, WHICH WOULD JEOPARDIZE LICENSES FOR ITS SYSTEMS OR PROVIDE OPPORTUNITIES TO ITS COMPETITORS.

Most of the Communications Group's joint ventures require substantial construction of new systems and additions to the physical plants of existing systems. Construction projects are adversely affected by cost overruns and delays not within the Communications Group's control or the control of its subcontractors, such as those caused by governmental changes and material or equipment shortages or delays in delivery of material or equipment. The Communications Group cannot assure you that this construction will be completed on time or on budget. The failure to complete construction of a communications system on a timely basis could jeopardize the franchise or license for the Communications Group's system or provide opportunities to its competitors.

THE COMMUNICATIONS GROUP MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT AND MANAGE
  THE GROWTH OF ITS VENTURES WHICH WOULD AFFECT ITS GROWTH STRATEGY.

Many of the Communications Group's ventures are either in developmental stages or have only recently commenced operations and the Communications Group has incurred significant operating losses to date. The Communications Group is currently pursuing additional investments in a variety of communications businesses both in its existing markets and in additional markets. In implementing and managing its strategy of growing its businesses, the Communications Group must:

    - assess the strengths and weaknesses of development opportunities,

    - evaluate the costs and uncertain returns of developing and constructing the facilities for operating systems, and

    - integrate and manage the operations of existing and additional systems.

The Communications Group cannot assure you that it will successfully implement its growth strategy.

THE GOVERNMENT LICENSES ON WHICH THE COMMUNICATIONS GROUP DEPENDS TO OPERATE
  MANY OF ITS BUSINESSES COULD BE CANCELLED OR NOT RENEWED, WHICH WOULD IMPAIR THE DEVELOPMENT OF ITS SERVICES.

The Communications Group's joint ventures' operations are subject to governmental regulation and approvals in the markets in which these joint ventures operate. The Communications Group's joint ventures operate under licenses that are issued for limited periods. Some of these licenses expire over the next several years, and some are renewable annually. The Communications Group's failure to renew these licenses may have a material adverse effect on it. Seven licenses held or used by the Communications Group's joint ventures will expire during 1999. For most of the licenses held or used by the Communications Group's joint ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Communications Group cannot assure you that these licenses will be renewed upon the expiration of their current terms.

Additionally, some of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestones. The Communications Group's failure to renew any of these licenses or meet these milestones could result in the loss of these licenses, which may have a material adverse effect on its operations. In addition, the Communications Group cannot assure you that its joint ventures will obtain the necessary approvals to operate additional cable television, fixed telephony or paging systems or radio broadcast stations in any of the markets in which it is seeking to establish its business.

THE COMMUNICATIONS GROUP DOES NOT FULLY CONTROL ITS JOINT VENTURES' OPERATIONS,
  STRATEGIES AND FINANCIAL DECISIONS AND CANNOT ASSURE YOU THAT IT WILL BE ABLE TO MAXIMIZE ITS RETURN ON ITS INVESTMENTS.

The Communications Group has invested in virtually all of its joint ventures with local partners. Although the Communications Group exercises significant influence in the management and operations of the joint ventures in which it has an ownership interest and intends to invest in the future only in joint ventures in which it can exercise significant influence in management, the degree of its voting power and the voting power and veto rights of its joint venture partners may limit the Communications Group from effectively controlling the operations, strategies and financial decisions of the joint ventures in which it has an ownership interest. As a result, the Communications Group is dependent on the continuing cooperation of its partners in the joint ventures and any significant disagreements among the participants could have a material adverse effect on its ventures. In addition, in some markets where the Communications Group conducts or may in the future conduct business, certain decisions of a joint venture also require government approval. As a result, the Communications Group cannot assure you that it will be able to maximize its return on its investments.

In addition, in many instances, the Communications Group's partners in a joint venture include a governmental entity or an affiliate of a governmental entity. This poses a number of risks, including:

    - the possibility of decreased governmental support or enthusiasm for the venture as a result of a change of government or government officials,

    - a change of policy by the government, and

    - the ability of the governmental entities to exert undue control or influence over the project in the event of a dispute or otherwise.

In addition, to the extent the Communications Group's joint ventures become profitable and generate sufficient cash flows in the future, it cannot assure you that the joint ventures will pay dividends or return capital at any time. Moreover, the Communications Group's equity interests in these investments generally are not freely transferable. Therefore, the Communications Group cannot assure you of its ability to realize economic benefits through the sale of its interests in its joint ventures.

THE COMMUNICATIONS GROUP'S DEPENDENCE ON LOCAL OPERATORS, INTERCONNECT PARTIES
  OR LOCAL CUSTOMERS MAY MATERIALLY AND ADVERSELY AFFECT ITS OPERATIONS.

The Communications Group is dependent on local operators or interconnect parties for a substantial amount of its telephony operations. For example, the Communications Group has recently been notified by the Chinese telecommunications operator with which it operates its Chinese joint ventures that a department of the Chinese government had requested termination of two of its telecommunications joint ventures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures." Also, the Communications Group's cellular telephone ventures in Latvia and Georgia are dependent on the public switched telephone networks for the completion of most of their calls. The Communications Group cannot assure you that these ventures will continue to have access to these networks or that they will be able to have access to these networks with favorable tariffs. The loss of access to these networks or increases in tariffs could have a material adverse effect upon these ventures.

THE COMMUNICATIONS GROUP CANNOT ASSURE YOU THAT ITS EQUIPMENT WILL BE APPROVED
  BY THE AUTHORITIES REGULATING THE MARKETS IN WHICH IT OPERATES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS OPERATIONS IN THESE MARKETS.

Many of the Communications Group's proposed operations will be dependent upon approval of its proposed equipment by the communications authorities of the markets in which the Communications Group and its joint ventures operate or plan to operate. The Communications Group cannot assure you that the equipment it plans to use in these markets will be approved. The failure to obtain a type approval for the Communications Group's equipment could have a materially adverse effect on many of its proposed operations.

THE COMMUNICATIONS GROUP MAY NOT BE ABLE TO KEEP PACE WITH THE EMERGENCE OF NEW
  TECHNOLOGIES AND CHANGES IN MARKET CONDITIONS WHICH WOULD MATERIALLY AND ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

The communications industry has been characterized in recent years by rapid and significant technological changes and changes in market conditions. Competitors could introduce new or enhanced technologies with features which would render the Communications Group's technology obsolete or significantly less marketable. The Communications Group's ability to compete successfully will depend to a large extent on its ability to respond quickly and adapt to technological changes and advances in its industry. There can be no assurance that the Communications Group will be able to keep pace, or will have the financial resources to keep pace, with the technological demands of the marketplace.

CERTAIN FAILURES TO ADDRESS THE YEAR 2000 PROBLEM MAY CAUSE DISRUPTIONS IN THE
  OPERATION OF THE COMMUNICATIONS GROUP'S NETWORKS AND THE COMMUNICATIONS GROUP'S SERVICES TO CUSTOMERS.

Many computer and communications network systems, terminal devices, software products and manufacturing devices will not function properly in the year 2000 and beyond due to a once-common programming standard that represents years using two digits. This problem is often referred to as the year 2000 problem. It is possible that the Communications Group's and its joint venture partners' currently installed computer and communications network systems, terminal devices, software products, manufacturing devices or other information technology systems, including embedded technology, or those of its and its joint venture partners' suppliers, contractors, interconnect parties or major systems developers working either alone or in conjunction with other softwares or systems, will not properly function in the year 2000 because of the year 2000 problem. The Communications Group is not directly responsible for the year 2000 readiness of many of its joint ventures and in some cases has no access to the joint venture's management regarding these matters. Russia and the other republics of the former Soviet Union appear to be substantially behind Western countries in their year 2000 compliance and readiness. If the Communications Group and its joint venture partners, or its customers, suppliers, contractors, interconnect parties and major systems developers are unable to address their year 2000 issues in a timely manner, a material adverse effect on the Communications Group's results of operations and financial condition could result. The Communications Group and its joint venture partners are currently working to evaluate and resolve the potential impact of the year 2000 on its processing of date-sensitive information and network systems. The Communications Group cannot assure you that the year 2000 problem will only have a minimal cost impact or that its joint venture partners and other companies will convert their systems on a timely basis and that their failure will not have an adverse effect on the Communications Group's systems.

METROMEDIA COMPANY EFFECTIVELY CONTROLS THE COMPANY AND HAS THE POWER TO
  INFLUENCE THE DIRECTION OF ITS OPERATIONS AND PREVENT A CHANGE OF CONTROL.

Metromedia Company and its affiliates collectively own approximately 26% of the outstanding shares of common stock of the Company and are its largest stockholders. They have nominated or designated a majority of the members of the board of directors. In accordance with the charter of the Company and Delaware law, in the future, the majority of the members of the board of directors will nominate the directors for election to the board of directors. However, for the foreseeable future it is likely that directors designated or nominated by Metromedia Company will continue to constitute a majority of the members of the board of directors. As a result, Metromedia Company will likely control the direction of future operations of the Company, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of additional shares of capital stock and other securities. This concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company. The Company's certificate of incorporation and by-laws also contain provisions which may also have the effect of delaying, deferring or preventing a change of control of it.

THE COMPANY COULD INCUR ENVIRONMENTAL LIABILITIES AS A RESULT OF ITS CURRENT
  OPERATIONS AND PAST DIVESTITURES THE COST OF WHICH COULD MATERIALLY AFFECT ITS RESULTS OF OPERATIONS.

The Company has been in operation since 1929 through its predecessors and, over the years, has operated in diverse industries including equipment, sporting goods and furniture manufacturing, sheet metal processing, and trucking. The Company has divested almost all of its non-communications and non-media-related operations. However, in the course of these divestitures, it has retained certain indemnification obligations for environmental cleanup matters and, in one case, a contaminated parcel at which it has undertaken cleanup activities. In other cases, particularly for operations that the Company divested in the past, it could incur unanticipated environmental cleanup obligations, to the extent they may exist or arise in the future, as a result of changes in legal requirements that have occurred since these divestitures or otherwise. Because some divestitures may have occurred many years ago, the Company cannot assure you that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

THE COMMUNICATIONS GROUP OPERATES IN COUNTRIES WITH SIGNIFICANT POLITICAL,
  SOCIAL AND ECONOMIC UNCERTAINTIES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS OPERATIONS IN THESE AREAS.

The Communications Group operates in countries in Eastern Europe, the republics of the former Soviet Union, China and other selected emerging markets. These countries face significant political, social and economic uncertainties which could have a material adverse effect on its operations in these areas. These uncertainties include:

    - possible internal military conflicts,

    - civil unrest fueled by economic and social crises in those countries,

    - political tensions between national and local governments which often result in the enactment of conflicting legislation at various levels and may result in political instability,

    - bureaucratic infighting between government agencies with unclear and overlapping jurisdictions,

    - high unemployment, high inflation, high foreign debt, weak currencies and the possibility of widespread bankruptcies,

    - unstable governments,

    - pervasive regulatory control of the state over the telecommunications industry (see "--Laws restricting foreign investments in the telecommunications industry could adversely affect the Communications Group's operations in these countries" and "--Chinese governmental authorities are causing the termination of certain of the Communications Group's joint ventures, which could have negative effects on the Communications Group's financial position and results of operations"),

    - uncertainty whether many of the countries in which the Communications Group operates will continue to receive the substantial financial assistance they have received from several foreign governments and international organizations which helps to support their economic development,

    - failure by government entities to meet their outstanding foreign debt repayment obligations, and

    - the risk of increased support for a renewal of centralized authority and increased nationalism resulting in possible restrictions on foreign ownership and/or discrimination against foreign owned businesses.

The Communications Group cannot assure you that the pursuit of economic reforms by the governments of any of these countries will continue or prove to be ultimately effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

THE COMPANY FACES ENHANCED ECONOMIC, LEGAL AND PHYSICAL RISKS BY OPERATING
  ABROAD.

The Company has invested substantially all of its resources in operations outside of the United States and plans to make additional international investments in the near future. The Company runs a number of risks by investing in foreign countries including:

    - loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks, (see "--Laws restricting foreign investments in the telecommunications industry could adversely affect the Communications Group's operations in these countries" and "--Chinese governmental authorities are causing the termination of certain of the Communications Group's joint ventures, which could have negative effects on the Communications Group's financial position and results of operations"),

    - increases in taxes and governmental royalties and involuntary changes to its licenses issued by, or contracts with, foreign governments or their affiliated commercial enterprises,

    - official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries,

    - changes in foreign and domestic laws and policies that govern operations of overseas-based companies,

    - amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Communications Group's joint ventures,

    - criminal organizations in certain of the countries in which the Communications Group operates that could threaten and intimidate our businesses. The Communications Group cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations, and

    - high levels of corruption and non-compliance with the law exists in many countries in which the Communications Group operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Communications Group to compete on an even basis with other parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

LAWS RESTRICTING FOREIGN INVESTMENTS IN THE TELECOMMUNICATIONS INDUSTRY COULD
  ADVERSELY AFFECT THE COMMUNICATIONS GROUP'S OPERATIONS IN THESE COUNTRIES.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Some countries in which the Communications Group operates, including the Russian Federation and China, have extensive restrictions on foreign investments in the communications field. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of its ventures. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how this reduction or restructuring would be implemented, or what impact this reduction or restructuring would have on the Communications Group and on its financial condition or results of operations.

Current Chinese law and regulations prohibit foreign companies and joint ventures in which they participate from providing telephony services to customers in the Russian Federation and China and generally limit the role that foreign companies or their joint ventures may play in the telecommunications industry. Since mid-1998, there has been uncertainty regarding possible significant changes in the regulation of and policy concerning foreign participation in and financing of the telecommunications industry in China, including the continued viability of the structure that the Communications Group currently use for its investments in the Chinese telecommunications industry. If the Chinese laws or regulations change and restrict further the participation of foreign companies in the Chinese telecommunications market or the Chinese authorities challenge the validity of the Communications Group's operations in
China:

    - the Communications Group's licenses to operate in China could be invalidated,

    - the legal validity of its contracts could be challenged which would deprive the Communications Group of avenues of legal recourse,

    - the Communications Group could be exposed to fines or criminal sanctions, or

    - the Company could not obtain financing within China or abroad.

See "--Chinese governmental authorities are causing the termination of certain of the Communications Group's joint ventures, which could have negative effects on the Communications Group's financial position and results of operations."

The Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and/or limit the number of radio and television businesses that any company could own in a single market. While this proposed legislation has not been enacted, it is possible that this legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on our business operations, financial condition or prospects.

CURRENCY CONTROL RESTRICTION IN THE COMMUNICATIONS GROUP'S MARKETS MAY HAVE A
  NEGATIVE EFFECT ON ITS BUSINESS.

The existence of currency control restrictions in certain of the Communications Group's markets may make it difficult for the Communications Group to convert or repatriate its foreign earnings and adversely affect its ability to pay overhead expenses, meet its debt obligations and continue to expand its communications business. The Communications Group's joint ventures often require specific licenses from the central banks of many of the countries in which they operate for certain types of foreign currency loans, leases and investments. The joint ventures' failure to obtain these currency licenses could result in the imposition of fines and penalties, significant delays in purchasing equipment and resulting difficulties in generating cash flows. The documentary requirements for obtaining the currency licenses are burdensome and the Communications Group cannot assure you that the licensing entity will not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. Furthermore, the time typically taken by the relevant central banks to issue these licenses can be lengthy, in some cases up to one year or more.

RECENT ECONOMIC DIFFICULTIES IN RUSSIA AND OTHER EMERGING MARKETS COULD HAVE A
  MATERIAL ADVERSE EFFECT ON THE COMMUNICATIONS GROUP'S OPERATIONS IN THESE COUNTRIES.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures.

HIGH INFLATION IN THE COMMUNICATIONS GROUP'S MARKETS MAY HAVE A NEGATIVE EFFECT
  ON THE COMMUNICATION GROUP'S BUSINESS.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate is extremely high. Since the break-up of the Soviet Union, the economies of many of the former republics have been characterized by high rates of inflation. Inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyper inflationary levels for some years and as a result, the currency has essentially lost all intrinsic value.

In addition, the value of the currencies in the countries in which the Communications Group does business tend to fluctuate, sometimes significantly. In general, their values have tended to decline against the U.S. dollar. To the extent that the Communications Group is required to invoice in local currencies, this may affect the amount of revenues it actually realizes. The Communications Group's operating results will be hurt if it is unable to increase its prices enough to offset any increase in the rate of inflation, or if anti-inflationary legislation holding down prices is enacted or if it is unable to hedge against foreign exchange risks.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES IN THE COUNTRIES IN WHICH METROMEDIA
  OPERATES COULD NEGATIVELY IMPACT THE COMMUNICATIONS GROUP'S RESULTS OF OPERATIONS IN THESE COUNTRIES.

The value of the currencies in the countries in which the Communications Group operates tends to fluctuate, sometimes significantly. For example, during 1998 and in the early part of 1999, the value of the Russian Rouble has been under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

THE COMMERCIAL AND CORPORATE LEGAL STRUCTURES ARE STILL DEVELOPING IN THE
  COMMUNICATIONS GROUP'S TARGET MARKETS WHICH CREATES UNCERTAINTIES AS TO THE PROTECTION OF ITS RIGHTS AND OPERATIONS IN THESE MARKETS.

Commercial and corporate laws in Eastern Europe, the republics of the former Soviet Union and China are significantly less developed or clear than comparable laws in the United States and countries of Western Europe and are subject to frequent changes, preemption and reinterpretation by local or administrative regulations, by administrative officials and, in the case of Eastern Europe and republics of the former Soviet Union, by new governments. There are also often inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go unenforced. The result has been considerable legal confusion which creates significant obstacles to creating and operating the Communications Group's joint ventures. The Communications Group cannot assure you that the uncertainties associated with the existing and future laws and regulations in its markets will not have a material adverse effect on its ability to conduct its business and to generate profits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

There is also significant uncertainty as to the extent to which local parties and entities, particularly government authorities, in the Communications Group's markets will respect the Communications Group's contractual and other rights and also the extent to which the "rule of law" has taken hold and will be upheld in each of these countries. The courts in many of the Communications Group's markets often do not have the experience, resources or authority to resolve significant economic disputes and enforce their decisions, and may not be insulated from political considerations and other outside pressures. The Communications Group cannot assure you that the licenses held by its businesses or the contracts providing its businesses access to the airwaves or other rights or agreements essential for operations will not be significantly modified, revoked or canceled without justification. If that happens, the Communications Group's ability to seek legal redress may be substantially delayed or even unavailable in such cases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments--Chinese Joint Ventures."

RUSSIAN LAW MAY HOLD THE COMMUNICATIONS GROUP LIABLE FOR THE DEBTS OF ITS
  SUBSIDIARIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS FINANCIAL CONDITION.

Generally, under the Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies, shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a parent company has the capability under its charter or by contract to direct the decision-making of a subsidiary company, the parent company will bear joint and several responsibility for transactions concluded by its subsidiary in carrying out its direction. In addition, a parent company capable of directing the actions of its subsidiary is secondarily liable for its subsidiary's debts if the subsidiary becomes insolvent or bankrupt as a result of the action or inaction of its parent. In this instance, other shareholders of the subsidiary could claim compensation for the subsidiary's losses from the parent company which caused the subsidiary to take action or fail to take action, knowing that this action or failure to take action would result in losses. It is possible that the Communications Group may be deemed to be this type of parent company for some of its subsidiaries, and could therefore be liable in some cases for the debt of these subsidiaries, which could have a material adverse effect on it.

THE COMMUNICATIONS GROUP OPERATES IN COUNTRIES WHERE THE LAWS MAY NOT ADEQUATELY
  PROTECT SHAREHOLDER RIGHTS WHICH COULD PREVENT THE COMMUNICATIONS GROUP FROM REALIZING FULLY THE ECONOMIC BENEFITS OF ITS INVESTMENTS IN THESE COUNTRIES.

Shareholders have limited rights and legal protections under the laws in many of the countries in which the Communications Group operates. The concept of fiduciary duties on the part of management or directors to their companies is also new and is not well developed. In some cases, the officers of a company may take actions without regard to or in contravention of the directions of the shareholders or the board of directors appointed by the shareholders.

In other cases, a shareholder's ownership interest may be diluted without its knowledge or approval or even erased from the shareholder's ownership registry. The Communications Group cannot assure you that it could obtain legal redress for any such action in the court systems of these countries.

THE COMPANY MAY DEFAULT UNDER ITS SNAPPER CREDIT FACILITY, WHICH COULD
  MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS STRATEGY AND RESULTS OF
  OPERATIONS.

The Company has defaulted under its Snapper credit facility and although this default has been waived, we cannot assure you that it will not default again under this facility. Any default could materially and adversely affect the Company's business strategy and results of operations. See "Item 7--Management's Discussion and Analysis--Liquidity--Snapper."

THE COMPANY IS INVOLVED IN LEGAL PROCEEDINGS, WHICH COULD ADVERSELY AFFECT ITS
  FINANCIAL CONDITION.

The Company is involved in several legal proceedings in connection with its investment in RDM Sports Group, Inc. See "--Investment in RDM."

If the Company is unsuccessful in defending against the allegations made in these proceedings, an award of the magnitude being sought in these legal proceedings would have a material adverse effect on its financial condition and results of operations. The Company intends to vigorously defend these actions because it believes that it acted appropriately in connection with the matters at issue in these proceedings. In addition, the Company cannot assure you that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations.

THE COMPANY'S FUTURE RESULTS OF OPERATIONS MAY BE SUBSTANTIALLY DIFFERENT FROM
  ITS STATEMENTS ABOUT ITS FUTURE PROSPECTS AND YOU SHOULD NOT UNDULY RELY ON THESE STATEMENTS.

Any statements in this document about the Company's expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are often but not always made through the use of words or phrases like "believes," "expects," "may," "will," "should" or "anticipates" or the negative of these words or phrases or other variations on these words or phrases or comparable terminology, or by discussions of strategy that involves risks and uncertainties.

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

    - general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

    - industry capacity, which tends to increase during strong years of the business cycle,

    - changes in public taste, industry trends and demographic changes,

    - competition from other communications companies, which may affect the Communication Group's ability to generate revenues,

    - political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's results of operations,

    - timely completion of construction projects for new systems for the joint ventures in which the Communications Group has invested, which may impact the costs of these projects,

    - developing legal structures in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's ability to enforce its legal rights,

    - cooperation of local partners in the Communications Group's communications investments in Eastern Europe, the former Soviet Union, China and other selected emerging markets, which may affect its results of operations,

    - exchange rate fluctuations,

    - license renewals for the Communications Group's communications investments in Eastern Europe, the former Soviet Union, China and other selected emerging markets,

    - the loss of any significant customers,

    - changes in business strategy or development plans,

    - the quality of management,

    - the availability of qualified personnel,

    - changes in or the failure to comply with government regulation, and

    - other factors referenced in this document.

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

Furthermore, this Annual Report on Form 10-K/A constitutes a Year 2000 Readiness Disclosure Statement, and the statements in this report are subject to the Year 2000 Information and Readiness

Disclosure Act, and the Company hereby claims the protection of this Act for this report and all information contained herein.

SNAPPER

GENERAL. Snapper manufactures Snapper-Registered Trademark- brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, garden tractors, zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area walk-behind mowers and front- and mid-mount zero turn radius lawn equipment. The percentage of consolidated revenues from Snapper's operation for 1998, 1997 and 1996 were 87%, 90% and 62%, respectively.

Snapper products are premium-priced, generally selling at retail from $300 to $10,500. Snapper sells to and supports directly an approximately 5,000-dealer network for the distribution of its products. Snapper distributes these products through facilities in McDonough, Georgia totaling 367,000 square feet and other leased warehouse facilities in Dallas, Texas, Reno, Nevada and Greenville, Ohio to better serve growing customer needs. Snapper also sells its products through foreign distributors and offered a limited selection of residential walk-behind lawnmowers and rear-engine riding lawnmowers through approximately 250 of The Home Depot locations through August 1998, when Snapper terminated its relationship with The Home Depot.

Due to a shift in strategic direction to focus exclusively on the independent dealer network. Snapper terminated its business relationship with The Home Depot in August of 1998. Since the majority of Snapper's competitors had elected to distribute product through retail establishments, Snapper has decided to align its product distribution directly through the independent dealer network channel. In an effort to capitalize on this decision, Snapper has developed a comprehensive strategy to expand its independent dealer base by soliciting new dealers based on Snapper's commitment to customer service and this chosen method of distribution of product. The Home Depot net sales accounted for revenues of $6.3 million and $6.0 million in 1998 and 1997 respectively. Since the termination of Snapper's relationship with The Home Depot, Snapper has added approximately 300 new dealers representing sales commitments in orders of $9.6 million.

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

INVESTMENT IN RDM

In December 1994, the Company acquired 19,169,000 shares of RDM common stock, representing approximately 39% of the outstanding shares of RDM common stock as of the date thereof, in exchange for all of the issued and outstanding capital stock of four of its wholly owned subsidiaries. At the time of the transaction, RDM, a New York Stock Exchange listed company, through its operating subsidiaries, was a leading manufacturer of fitness equipment and toy products in the United States.

In connection with the transaction pursuant to which the Company acquired the RDM shares, the Company, RDM and certain officers of RDM entered into a shareholders agreement, pursuant to which, among other things, the Company obtained the right to designate four individuals to serve on RDM's Board of Directors, subject to certain reductions.

In June 1997, RDM entered into a $100.0 million revolving credit facility with a syndicate of lenders led by Foothill Capital Corporation and used a portion of the proceeds of such facility to refinance its existing credit facility. In order to induce Foothill to extend the entire amount of the RDM credit facility, Metromedia Company, an affiliate of the Company, provided Foothill with a $15.0 million letter of credit that could be drawn by Foothill (i) upon five days notice, if RDM defaulted in any payment of principal or interest or breached any other convenant or agreement in the RDM credit facility and as a result of such other default the lenders accelerated the amounts outstanding under the RDM credit facility, subject, in each such case, to customary grace periods, or (ii) immediately, upon the bankruptcy or insolvency of RDM. In consideration for the Metromedia Company letter of credit, RDM issued to Metromedia Company 10-year warrants to acquire 3,000,000 shares of RDM common stock, exercisable after 90 days from the date of issuance at an exercise price of $.50 per share. In accordance with the terms of the agreement entered into in connection with the RDM credit facility, Metromedia Company offered the Company the opportunity to substitute its letter of credit for the Metromedia Company letter of credit and to receive the RDM warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia Company's letter of credit and the RDM warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such payment. As a result, on August 22, 1997, Foothill declared an event of default under the RDM credit facility and accelerated all amounts outstanding under such facility. On August 29, 1997, RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have discontinued ongoing business operations and their assets are being liquidated. As of August 22, 1997, the closing price per share of RDM common stock was $.50 and the quoted market value of the Company's investment in RDM was approximately $9.6 million. As a result of RDM's financial difficulties and uncertainties, the New York Stock Exchange halted trading in the shares of RDM common stock and the Company believes that it will not receive any compensation for its equity interest.

After the commencement of the chapter 11 cases, Foothill drew the entire amount of the letter of credit. Consequently, the Company will become subrogated to Foothill's secured claims against the Company in an amount equal to the drawing under the letter of credit, following payment in full of Foothill. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or if it is successful in asserting any such subrogation claims, whether RDM's remaining assets will be sufficient to pay them.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints allege that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM publicly disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also allege that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, are secondarily liable as controlling persons of RDM. Plaintiffs in these lawsuits seek the following relief: unspecified compensatory damages, reasonable costs and expenses, including counsel fees and expert fees, and such other and further relief as the court may deem just and proper.

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

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's provision of a $15.0 million letter of credit to RDM's working capital lenders, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the RDM bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper.

LANDMARK SALE

On April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Company's Landmark theater group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The sale of Landmark combined with the sale of the Company's entertainment assets in 1997 has provided the Company with funds for its expansion in communications businesses. With the sale of these non-strategic assets the Company is focusing on its core business of providing affordable modern digital voice, data and multimedia communications capabilities.

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

The Company, through a wholly owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama. The Opelika property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company that used the Opelika property as a storage area for stockpiling cement, sand and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, Diversified Products discontinued the manufacture of exercise weights and no longer needed to use the Opelika property as a storage area. The Opelika property was transferred to the Company's wholly owned subsidiary in connection with the sale of the Company's former sporting goods subsidiary. In connection with such sale, the Company entered into an environmental indemnity agreement under which the Company is obligated for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika property. The Company's obligations under the environmental indemnity agreement with respect to the Opelika property are not limited. The environmental indemnity agreement does not cover environmental liabilities relating to any property now or previously owned by Diversified Products except for the Opelika property.

On January 22, 1996, the Alabama Department of Environmental Management advised the Company that the Opelika property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from the Department of Environmental Management required the Company to present for the Department of Environmental Management's approval a written environmental remediation plan for the Opelika property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to the Department of Environmental Management that the work was successfully completed. The Company has proposed to the Department of Environmental Management an accelerated groundwater monitoring schedule. If the Department of Environmental Management responds favorably, the Company anticipates closure of this site in 1999. The Company believes that its reserve of approximately $100,000 will be adequate to cover any further costs.

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

ITEM 3. LEGAL PROCEEDINGS

FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION

IN RE FUQUA INDUSTRIES, INC. SHAREHOLDER LITIGATION, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery on February 22, 1991 against Fuqua Industries, Inc., Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua Industries from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries' disinterested shareholders. Subsequently, two similar actions, styled BEHRENS V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11988 and FREBERG V. FUQUA INDUSTRIES, INC. ET AL., Del. Ch., C.A. No. 11989 were filed with the same court. On May 1, 1991, the court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the court issued a decision on defendants' motion to dismiss, the court dismissed all of plaintiffs' class claims and dismissed all of plaintiffs' derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark) was exempted from 8 Del. C. 203 and

(ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

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

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, a purported class action lawsuit, MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company, directors and majority shareholder breached their fiduciary duties to the public shareholders of the Samuel Goldwyn Company. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. The plaintiff agreed to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment constitutes a complete and final satisfaction of the claims asserted by the plaintiff and a plaintiff class certified solely for the purposes of the settlement. The settlement and the settlement class were approved by the court on October 8, 1998. Members of the class have been notified of the settlement and were able to file proofs of claim until February 15, 1999, which claims are now being processed. At a hearing on July 7, 1999, the court approved the final distribution of the settlement fund.

SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL.

On October 29, 1997, Samuel Goldwyn, Jr., the former chairman of the Samuel Goldwyn Company, filed SAMUEL GOLDWYN, JR. V. METRO-GOLDWYN-MAYER INC., ET AL., Case No. BC 180290, in Superior Court of the State of California, alleging that the Company fraudulently induced him and the Samuel Goldwyn, Jr. Family Trust to enter into various agreements in connection with the merger of the Samuel Goldwyn Company (since renamed Goldwyn Entertainment Company); breached an agreement to guarantee the performance of Goldwyn Entertainment Company's obligations to the Trust; and used, without permission, the "Goldwyn" trademark. The action also alleged that the Company and other defendants breached Mr. Goldwyn's employment agreement and fiduciary duties owed to him and the Trust, both before and after the sale of Goldwyn Entertainment Company to Metro-Goldwyn-Mayer Inc. After the Company successfully demurred to the trademark and the breach of fiduciary duty claims, the plaintiffs amended their pleading, revising and reasserting the trademark and breach of fiduciary duty claims. Following a period of discovery, the Company reached a settlement with the plaintiffs. The court ordered the plaintiffs' claims against the Company dismissed with prejudice on January 11, 1999.

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

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES,
  INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that Metromedia International Telecommunications conspired against and tortiously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 Metromedia International Telecommunications filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The contracts between plaintiff Tiller International Limited and defendant Mobil Exploration and Producing Services, Inc. which are at issue in this case contain broad arbitration clauses. In accordance with these arbitration clauses, Mobil Exploration and Producing Services instituted arbitration proceeding before the London Court of International Arbitration on July 31, 1997. On August 27, 1998, Judge David Hittner entered an order staying and administratively closing the Houston litigation pending final completion of arbitration proceedings in Great Britain. As such, this matter is presently inactive. The parties have engaged in some discovery. The Company believes it has meritorious defenses and is vigorously defending this action.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since November 2, 1995, the Common Stock has been listed and traded on the American Stock Exchange and the Pacific Stock Exchange under the symbol "MMG". Prior to November 2, 1995, the Common Stock was listed and traded on both the New York Stock Exchange and the Pacific Stock Exchange under the symbol "ACT." The following table sets forth the quarterly high and low closing sales prices per share for the Company's Common Stock as reported by the American Stock Exchange.

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

As of August 27, 1999, there were approximately 6,932 record holders of Common Stock. The last reported sales price for the Common Stock on such date was $6 9/16 per share as reported by the American Stock Exchange.

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

(2) The consolidated financial statements for the year ended December 31, 1995 include operations for Actava and MCEG Sterling from November 1, 1995 and two months for Orion (January and February 1995) that were included in the February 28, 1995 consolidated financial statements. The net loss for the two month duplicate period is $11.4 million.

(3) On July 10, 1997 and April 16, 1998, the Company completed the sales of its entertainment group and the Landmark theater group, respectively. These transactions have been treated as discontinuances of business segments and, accordingly, the Company's consolidated financial statements reflect the results of operations of the entertainment group and Landmark as discontinued segments.

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

(7) For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 1998, 1997, 1996 and 1995 and for the year ended February 28, 1995; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 1998, 1997, 1996 and 1995 and for the year ended February 28, 1995 were: $141.1 million, $95.3 million, $64.3 million, $30.1 million and $17.4 million, respectively.

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

GENERAL

The business activities of the Company are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic areas, Eastern Europe and the former Soviet Union, and China. The operations in Eastern Europe and the former Soviet Union are as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's Communications Group has investments in various telephony services in China. The Company manufactures lawn and garden products through Snapper.

During 1998, the Company continued to focus its growth on opportunities in communications businesses. The convergence of cable television and telephony and the relationship of each business to Internet access has provided the Company a unique opportunity. However, as the Company has seen in the current year, the quick pace of technological, regulatory and political change can effectively limit the opportunities for the Company in some of the businesses in which it operates. On July 10, 1997, the Company sold the stock of Orion, including substantially all of the assets of its entertainment group, consisting of Orion, Goldwyn and Motion Picture Corporation of America (and their respective subsidiaries) which included a feature film and television library of over 2,200 titles, to P&F, the parent company of Metro-Goldwyn-Mayer for a gross consideration of $573.0 million of which $296.4 million of the proceeds from the entertainment group sale was used to repay amounts outstanding under the entertainment group's credit facilities and other indebtedness of the entertainment group. In addition, on April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Landmark theater group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The sale of the Company's entertainment assets has provided funds for the Company's expansion in communications businesses. In addition, the Company saw limited growth opportunities for it in trunked mobile radio and in July 1998 sold its investment in Protocall Ventures. The Company still owns an interest in one trunked mobile radio venture and the Company is currently evaluating how to best maximize its value to the Company.

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

The Communications Group recognized this competitive risk during 1997 and 1998 and in response rolled out its own programs to reposition its paging services in a unique fashion. Such programs as calling party pays and "web paging" were introduced as new applications.

During the fourth quarter of 1998 the Company determined that its marketing programs had failed to reposition its paging services and that it would not be able to effectively compete for its traditional paging customers in those markets where GSM is combined with calling party pays tariffs and prepaid calling cards. Since its operating and marketing initiatives failed to diminish the effects of the increased competition, the paging operations continued to generate operating losses in 1998. In the current

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) environment, the potential for growth in most of the markets the Communications Group paging operations competes in is limited. Consistent with the Company's strategy to maximize value for the capital employed, the Communications Group has developed a revised operating plan to stabilize its paging operations. Accordingly, the Communications Group has evaluated each of it paging properties, revised operating plans and determined that a write down of the carrying value of its investment is appropriate.

Under the revised plan, the Communications Group intends to manage its paging business to a cash flow break even level that will not require significant additional funding for its operations. The Company has determined that the Communications Group's estimated future undiscounted cash flows from the revised plan are below the carrying value of the Communications Group's long-lived assets, and has adjusted the carrying value of these long-lived assets to zero based on its expectation of break even cash flows. As a result of the revised plan, the Company has taken a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets of $4.4 million and investments in and advances to joint ventures of $5.4 million and wrote down inventory of $4.2 million. The write down relates to both consolidated joint ventures and subsidiaries and joint ventures recorded under the equity method. The Company has adjusted its investments in certain paging operations which are recorded under the equity method to zero and does not intend to provide significant additional funding to these equity investees, and unless it provides future funding will no longer record its proportionate share of any future net losses of these investees. It is anticipated that under the revised plan the Communications Group's paging business's operating losses will decrease significantly.

The Communications Group believes that its paging businesses in Moscow, Ukraine and Uzbekistan are relatively unaffected by the GSM competition and continue to be viable business opportunities and have not been written down. Although GSM is available in those markets, the Company believes that the regulators are unlikely to allow calling party pays tariffs for the foreseeable future.

In addition, the Company has reviewed the amortization periods for the remaining goodwill and intangibles associated with licenses for its operations in Eastern Europe and the republics of the former Soviet Union and will revise these amortization periods commencing in the quarter ending September 30, 1999.

The Company will amortize intangibles associated with licenses and goodwill over a period not to exceed ten (10) years. This change in estimates will be accounted for prospectively and will result in additional annual amortization expense of approximately $4.4 million.

On November 1, 1995, Orion, Metromedia International Telecommunications, Inc, the Company and MCEG Sterling consummated a merger. In connection with this merger, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the merger, the Company adopted a formal plan to dispose of Snapper and, as a result, Snapper was classified as an asset held for sale and the results of its operations were not included in the consolidated results of operations of the Company from November 1, 1995 to October 31, 1996. Subsequently, the Company announced its intention to actively manage Snapper to maximize its long term value to the Company. The operations of Snapper are included in the accompanying consolidated financial statements as of November 1, 1996.

The Communications Group's consolidated revenues represented approximately 13% of the Company's total revenues and Snapper's revenues represented approximately 87% of the Company's total revenues

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) for the fiscal year ended December 31, 1998. The Company expects that the Communications Group's percentage of the Company's total revenues will increase as the Communications Group's joint ventures grow their businesses.

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

COMMUNICATIONS GROUP

The Company, through the Communications Group, is the owner of various interests in joint ventures that are currently in operation or planning to commence operations in Eastern Europe, the former Soviet Union, China and other selected emerging markets. The Communications Group's joint ventures currently offer cellular telecommunications, fixed telephony, international and long distance telephony services, cable television, paging, and radio broadcasting. The Communications Group's joint ventures' partners are principally governmental agencies or ministries.

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas in Eastern Europe and the former Soviet Union, and in the People's Republic of China. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Currently, legal restrictions in China prohibit foreign ownership and operation in the telecommunications sector. The Communications Group's China joint ventures invest in telephony system construction and development networks being undertaken by China Unicom. The completed systems are operated by China Unicom. The Communications Group's China joint ventures receive payments from China Unicom based on revenues and profits generated by the systems in return for their providing financing, technical advice and consulting and other services. Statistical data in this document regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom to which such joint ventures provide funding and services. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

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

The Communications Group accounts for the majority of its joint ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the joint ventures, on its balance sheet. The losses recorded in the years ended 1998 and 1997

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) represent the Communications Group's equity in the losses of the joint ventures in Eastern Europe, the former Soviet Union and China. Equity in the losses of the joint ventures by the Communications Group are generally reflected according to the level of ownership of the joint venture by the Communications Group until such joint venture's contributed capital has been fully depleted. The Communications Group recognizes the full amount of losses generated by the joint venture when the Communications Group is the sole funding source of the joint ventures.

The Company expects the Communications Group's percentage of total revenues will continue to increase. In addition, the Company anticipates that its telephony line of business will grow at a faster rate than the other lines of businesses in the Communications Group.

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

The following tables set forth operating results for the years ended December 31, 1998, 1997 and 1996, for the Company's Communications Group's two geographic areas and the lawn and garden products operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                              COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                                           ---------------------------------------------------------------------------------------
                                                                       INTERNATIONAL
                                            CELLULAR                     AND LONG                               RADIO
                                            TELECOM-        FIXED        DISTANCE        CABLE                 BROAD-
                                           MUNICATIONS    TELEPHONY      TELEPHONY    TELEVISION    PAGING     CASTING     OTHER
                                           -----------  -------------  -------------  -----------  ---------  ---------  ---------

COMBINED
Revenues.................................      22,091            30         27,187        31,440      20,426     19,215      6,249
Depreciation and amortization............       9,384            13          1,927        13,597       3,161      1,440      1,087
Operating income (loss)..................      (5,665)         (403)         7,849        (5,212)    (19,999)     1,046     (2,571)

CONSOLIDATED
Revenues.................................      --            --             --             3,444       4,204     17,081      3,200
Gross profit.............................
Nonrecurring charge......................      --            --             --            --           6,280     --         --
Depreciation and amortization............      --            --             --             1,541       1,591      1,228        481
Operating income (loss)..................      --            --             --            (1,475)    (20,632)     1,171       (186)

UNCONSOLIDATED JOINT VENTURES
Revenues.................................      22,091            30         27,187        27,996      16,222      2,134      3,049
Depreciation and amortization............       9,384            13          1,927        12,056       1,570        212        606
Operating income (loss)..................      (5,665)         (403)         7,849        (3,737)        633       (125)    (2,385)
Net income (loss)........................     (12,821)         (495)         5,333        (8,985)     (3,384)      (221)    (3,220)
Equity in income (losses) of
  unconsolidated investees (Note 2)......      (5,867)         (515)         1,600        (3,877)     (7,460)      (108)      (884)

Gain on sale of Protocall Ventures, net..
Foreign currency loss....................
Minority interest........................

Interest expense.........................
Interest income..........................
Income tax benefit.......................
Discontinued operations..................
Net loss.................................


                                             SEGMENT               COMMUNICATIONS
                                              HEAD-                    GROUP--                     CORPORATE
                                            QUARTERS      TOTAL         CHINA        SNAPPER     HEADQUARTERS     CONSOLIDATED

                                           -----------  ---------  ---------------  ---------  -----------------  ------------

COMBINED
Revenues.................................       2,279     128,917
Depreciation and amortization............       5,784      36,393
Operating income (loss)..................     (87,519)   (112,474)
CONSOLIDATED
Revenues.................................       2,279      30,208        --           210,084         --           $  240,292

Gross profit.............................                                              62,690
Nonrecurring charge......................      34,037      40,317        --            --             --               40,317

Depreciation and amortization............       5,784      10,625         3,226         6,728              9           20,588

Operating income (loss)..................     (87,519)   (108,641)      (14,504)       (7,607)           896         (129,856)

UNCONSOLIDATED JOINT VENTURES
Revenues.................................      --          98,709         3,483
Depreciation and amortization............      --          25,768         2,662
Operating income (loss)..................      --          (3,833)         (660)
Net income (loss)........................      --         (23,793)       (3,567)
Equity in income (losses) of
  unconsolidated investees (Note 2)......      --         (17,111)       (1,040)       --             --              (18,151)

Gain on sale of Protocall Ventures, net..                   5,527        --            --             --                5,527

Foreign currency loss....................                    (137)       --            --             --                 (137)

Minority interest........................                   1,527         8,331        --             --                9,858

Interest expense.........................                                                                             (16,331)

Interest income..........................                                                                              12,746

Income tax benefit.......................                                                                                 358

Discontinued operations..................                                                                              12,316

                                                                                                                  ------------

Net loss.................................                                                                          $ (123,670)

                                                                                                                  ------------

                                                                                                                  ------------


Note 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The above segment information and the discussion of the Company's operating segments is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operating segment in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated joint ventures in Eastern Europe and the republics of the former Soviet Union. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The above segment information for the Communications Group's China joint ventures represents the investment in network construction and development of telephony networks for China Unicom. The above segment information does not reflect the results of operations of China Unicom's telephony networks. The Company has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Company expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

Note 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                    COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                              ---------------------------------------------------------------------------------------------
                                              INTERNATIONAL
                                CELLULAR        AND LONG                                   RADIO                  SEGMENT
                                TELECOM-        DISTANCE         CABLE                    BROAD-                   HEAD-
                               MUNICATIONS      TELEPHONY     TELEVISION     PAGING       CASTING      OTHER     QUARTERS
                              -------------  ---------------  -----------  -----------  -----------  ---------  -----------
COMBINED
Revenues....................        2,587          30,866         23,314       12,999       16,015       4,004       1,885
Depreciation and
  amortization..............        2,380           1,287          9,648        1,630          699         981       4,906
Operating income (loss).....       (6,761)         17,244         (6,831)      (3,905)       4,182      (3,325)    (39,440)

CONSOLIDATED
Revenues....................       --              --              1,902        3,318       13,549         598       1,885
Gross profit................
Depreciation and
  amortization..............       --              --                791          790          607          89       4,906
Operating income (loss).....       --              --             (1,953)      (4,084)       3,935         145     (39,440)

UNCONSOLIDATED JOINT
  VENTURES
Revenues....................        2,587          30,866         21,412        9,681        2,466       3,406      --
Depreciation and
  amortization..............        2,380           1,287          8,857          840           92         892      --
Operating income (loss).....       (6,761)         17,244         (4,878)         179          247      (3,470)     --
Net income (loss)...........       (8,129)         14,030         (9,875)      (1,318)         121      (4,053)     --
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................       (2,027)          4,209         (7,212)        (761)         159      (1,601)     --

Foreign currency gain
  (loss)....................
Minority interest...........

Interest expense............
Interest income.............
Income tax benefit..........
Discontinued operations.....
Extraordinary items.........
Net income..................


                                          COMMUNICATIONS
                                              GROUP--                      CORPORATE
                                TOTAL          CHINA          SNAPPER    HEADQUARTERS   CONSOLIDATED
                              ---------  -----------------  -----------  -------------  ------------
COMBINED
Revenues....................     91,670
Depreciation and
  amortization..............     21,531
Operating income (loss).....    (38,836)
CONSOLIDATED
Revenues....................     21,252         --             183,076        --         $  204,328
Gross profit................                                    59,080
Depreciation and
  amortization..............      7,183          2,566           6,973            12         16,734
Operating income (loss).....    (41,397)       (17,871)        (15,246)       (5,561)       (80,075)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................     70,418          1,422
Depreciation and
  amortization..............     14,348          1,179
Operating income (loss).....      2,561           (187)
Net income (loss)...........     (9,224)        (1,982)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................     (7,233)          (861)         --           (45,056)       (53,150)
Foreign currency gain
  (loss)....................       (770)            56          --            --               (714)
Minority interest...........        561          8,332          --            --              8,893
Interest expense............                                                                (20,922)
Interest income.............                                                                  9,840
Income tax benefit..........                                                                  5,227
Discontinued operations.....                                                                234,036
Extraordinary items.........                                                                (14,692)
                                                                                        ------------
Net income..................                                                             $   88,443
                                                                                        ------------
                                                                                        ------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)
                                   SEE NOTE 3

                                COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                              -------------------------------------------------------------------------------------
                              INTERNATIONAL
                                AND LONG                                                       SEGMENT
                                DISTANCE        CABLE                  BROAD-                   HEAD-
                                TELEPHONY    TELEVISION    PAGING      CASTING      OTHER     QUARTERS      TOTAL
                              -------------  -----------  ---------  -----------  ---------  -----------  ---------
COMBINED
Revenues....................       19,177        15,243      10,864      10,899       1,030       1,634      58,847
Depreciation and
  amortization..............          617         5,964       1,645         257         493       5,445      14,421
Operating income (loss).....        3,122        (5,990)       (943)        279      (1,409)    (29,902)    (34,843)

CONSOLIDATED
Revenues....................       --               170       2,880       9,363      --           1,634      14,047
Gross profit................
Depreciation and
  amortization..............       --               302         461         174      --           5,445       6,382
Operating income (loss).....       --              (832)       (427)      2,102      --         (29,902)    (29,059)

UNCONSOLIDATED JOINT
  VENTURES
Revenues....................       19,177        15,073       7,984       1,536       1,030          --      44,800
Depreciation and
  amortization..............          617         5,662       1,184          83         493          --       8,039
Operating income (loss).....        3,122        (5,158)       (516)     (1,823)     (1,409)         --      (5,784)
Net income (loss)...........        2,997        (7,954)     (1,687)     (2,149)     (1,690)         --     (10,483)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................          899        (5,011)     (1,232)     (1,896)       (595)         --      (7,835)

Foreign currency loss.......                                                                                   (255)
Minority interest...........                                                                                    666

Interest expense............
Interest income.............
Income tax expense..........
Discontinued operations.....
Extraordinary items.........
Net loss....................


                               COMMUNICATIONS                  SNAPPER-
                                   GROUP--         SNAPPER    ASSET HELD      CORPORATE
                                    CHINA         PRO-FORMA    FOR SALE     HEADQUARTERS    CONSOLIDATED
                              -----------------  -----------  -----------  ---------------  ------------
COMBINED
Revenues....................
Depreciation and
  amortization..............
Operating income (loss).....
CONSOLIDATED
Revenues....................         --             153,168     (130,623)        --          $   36,592
Gross profit................                         22,570
Depreciation and
  amortization..............             21           7,266       (6,010)            18           7,677
Operating income (loss).....         (2,729)        (27,298)      17,933         (9,373)        (50,526)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................             --
Depreciation and
  amortization..............             --
Operating income (loss).....             --
Net income (loss)...........             --
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................             --              --           --                         (7,835)
Foreign currency loss.......             --              --           --                           (255)
Minority interest...........             --              --           --                            666
Interest expense............                                                                    (19,090)
Interest income.............                                                                      5,308
Income tax expense..........                                                                       (414)
Discontinued operations.....                                                                    (38,592)
Extraordinary items.........                                                                     (4,505)
                                                                                            ------------
Net loss....................                                                                 $ (115,243)
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

OPERATING LOSS. Included in operating loss in 1998 were cost of services provided of $7.3 million, selling, general and administrative expenses of $11.0 million and depreciation and amortization of $9.4 million. For the year ended December 31, 1997, operating loss includes cost of services provided of $2.3 million, selling, general and administrative expenses of $4.7 million and depreciation and amortization charges of $2.4 million. The decreased operating loss in 1998 as compared to 1997 is a

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) result of increasing revenue while controlling selling, general and administrative costs at the operation in Latvia, offset by increased selling, general and administrative expenses incurred at the operations in Georgia.

NET LOSS. Included in net losses in 1998 and 1997 was interest expense of $6.8 million and $1.0 million, respectively. The increase in interest expense in 1998 from the prior year represents additional borrowings by the joint ventures to fund and expand their operations. Additionally, net losses in 1998 and 1997 included foreign currency losses of $326,000 and $333,000, respectively. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency.

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

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's joint venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry. Included in the operating loss are cost of services provided of $13,000, selling, general and administrative expenses of $407,000 and depreciation charges of $13,000. Included in net loss are interest charges of $96,000.

An interconnection agreement is required to access public switched traffic from a private overlay network such as the Company's Instaphone fixed telephony venture in Kazakhstan. The lack of an interconnection agreement essentially precludes the joint venture from establishing viable commercial operations, even though it meets the Company's requirement to be classified as an operational joint venture. When Instaphone is granted an interconnection agreement it will begin to market its services and implement its business plan. At the current time the Communications Group can not determine when Instaphone will be able to enter into an acceptable interconnection agreement.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
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

REVENUES. International and long distance calling revenues are generated at Telecom Georgia which handles international calls inbound to and outbound from the Republic of Georgia. Revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1997 decreased by approximately $6.3 million due to the contractual reductions in termination accounting rates in Telecom Georgia's international settlement agreements for traffic with its overseas carriers and the corresponding decrease in tariffs. This was offset by increased revenue of approximately $2.6 million resulting from increased minutes. The increase in international toll calling revenue for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is directly attributable to increases in both the incoming and outgoing minutes streams.

OPERATING INCOME. Included in operating income in 1998, 1997 and 1996 were costs of services provided of $9.8 million, $7.6 million and $9.0 million, respectively. Selling and administrative expenses were $7.6 million in 1998, $4.8 million in 1997 and $6.5 million in 1996. Also included in operating income in 1998, 1997 and 1996 were depreciation and amortization charges of $1.9 million, $1.3 million and $617,000, respectively.

NET INCOME. Included in net income in 1998, 1997 and 1996 were interest charges of $375,000, $382,000 and $65,000, respectively. Also included in net income were foreign currency losses of $972,000, $1.1 million and $60,000 in 1998, 1997 and 1996, respectively. Additionally, income taxes were $1.2 million and $1.7 million in 1998 and 1997, respectively. The increase in both operating and net income from 1996 to 1997 and decreases from 1997 to 1998 are partially due to the impact of favorable settlements with international carriers of approximately $2.0 million in 1997, for costs related to 1996 call revenues. Additionally, during 1996 and 1997, Telecom Georgia was the only entity licensed to handle international call traffic in and out of Georgia. In 1998 several new market entrants started providing international telephone service.

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

REVENUES. The revenue increases from cable television for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and for the year ended December 31, 1997 as compared to the year ended December 31,1996 were the result of the expansion of the Communications Group's strategy to increase the customer base by wiring buildings in advance acquiring wired networks and targeting for a lower priced, broader based program package. In Romania, this resulted in an increase of $1.7 million in 1997 from $170,000 in 1996. In 1998, the strategy was expanded to Lithuania and an increase of approximately $391,000 was realized. This was coupled with another acquisition in Romania during 1998 which resulted in an increase in revenue of approximately $1.2 million. This strategy was first implemented in 1996 and expanded in 1997 to all cable joint ventures.

OPERATING LOSS. Included in operating loss in 1998 were cost of services provided of $1.2 million, selling, general and administrative expenses of $2.2 million and depreciation and amortization of $1.5 million. For the year ended December 31, 1997, cost of services provided of $835,000, selling, general and administrative expenses of $2.2 million and depreciation and amortization charges of $791,000 are included in operating loss. For the year ended December 31, 1996, cost of services provided of $268,000, selling, general and administrative expenses of $432,000 and depreciation and amortization charges of $302,000 are included in operating loss. The reduction in operating loss in 1998 compared to 1997 reflects the strategy to increase the customer base as noted above. In 1997 as compared to 1996, operating loss was negatively impacted by the programming operation in Romania, which provided local language subtitling and dubbing services. In 1998, this function was outsourced. This entity contributed approximately $766,000 of the operating loss in 1997.

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

REVENUES. During 1998, revenues increased at the cable operations in Almaty, Kazakhstan, Chisnau, Moldova, Minsk, Belarus and Tashkent, Uzbekistan and accounted for approximately $1.7 million, $1.7 million, $845,000 and $633,000, respectively, of the increase in revenues of the equity investees. However, the Communications Group is intentionally slowing the growth of its joint venture in Belarus, as a result of policies adopted by various governmental entities which may adversely affect the operations of the venture. These include foreign exchange controls which, coupled with scarcity of hard currency, limit the ability of the joint venture to purchase equipment abroad. Additionally, the Communications Group decided not to move ahead with a proposal to wire certain parts of the city of Minsk for cable television after it was informed by the city of Minsk that this expansion would be subject to the payment of an additional fee. During 1997, the strategy of wiring buildings for a lower cost tier, coupled with the use of microwave multipoint distribution for localized product and individual installations, was expanded to all cable joint ventures contributing to revenue increases of approximately $1.5 million, $1.2 million and $1.4 million at the operations in Tashkent, Uzbekistan, Chisnau, Moldova and Almaty, Kazakhstan, respectively.

OPERATING LOSS. Included in operating loss in 1998 were cost of services provided of $3.6 million, selling, general and administrative expenses of $16.1 million and depreciation and amortization of $12.1 million. For the year ended December 31, 1997, cost of services provided of $4.2 million, selling, general and administrative expenses of $13.3 million and depreciation and amortization charges of $8.9 million are included in operating loss. For the year ended December 31, 1996, cost of services provided of $3.5 million, selling, general and administrative expenses of $11.1 million and depreciation and amortization charges of $5.7 million are included in operating loss. The improvements in operating results reflect the fact that certain operating costs are fixed and the number of subscribers increased, reducing the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers. This favorable effect was partially offset during 1998 by the operating loss incurred at the joint venture in St. Petersburg, Russia, which commenced operations in 1998.

NET LOSS. Included in net losses in 1998, 1997 and 1996 was interest expense of $4.5 million, $3.6 million and $2.6 million, respectively. The increases in interest expense in 1998 and 1997 from the prior years represented additional borrowings by the joint ventures to fund and expand their operations. Also included in net loss are foreign currency losses of $427,000, $796,000 and $159,000 for 1998, 1997 and 1996, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its joint ventures. However, for 1998, 1997 and 1996, the Communications Group recognized the full amount of losses generated in certain joint ventures since

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) the contributed capital of the joint venture has been depleted and the Communications Group was generally the sole funding source.

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

The combination of deregulation and availability of attractively priced financing has changed the GSM mobile telephony business by increasing the number of competitors. This increased level of competition has resulted in new and innovative pricing structures. The combination of reduced handset prices, calling party pays tariffs and the introduction of prepaid calling cards has significantly reduced the cost of entry for GSM subscribers. The GSM phone service includes voice mail and in many cases short messaging service which is very similar to paging messaging. A prepaid GSM subscriber can purchase a GSM handset for approximately $150, receive incoming calls for free (paid for by the calling party or calling party pays), use voice mail and the short messaging service and only pay for calls made using the prepaid card.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Communications Group recognized this competitive risk during 1997 and 1998 and in response rolled out its own programs to reposition its paging services in a unique fashion. Such programs as calling party pays and "web paging" were introduced as new applications.

During the fourth quarter of 1998 the Company determined that its marketing programs had failed to reposition its paging services and that it would not be able to effectively compete for its traditional paging customers in those markets where GSM is combined with calling party pays tariffs and prepaid calling cards. Since its operating and marketing initiatives failed to diminish the effects of the increased competition, the paging operations continued to generate operating losses in 1998. Accordingly, the Communications Group has evaluated each of it paging properties, revised operating plans and determined that a write down of the carrying value of its investment is appropriate. Under the revised plan, the Communications Group intends to manage its paging business to a cash flow break even level that will not require significant additional funding for its operation. It is anticipated that under the revised plan the Communications Group's paging business operating losses will decrease significantly.

The Communications Group believes that its paging businesses in Moscow, Ukraine and Uzbekistan are relatively unaffected by the GSM competition and continue to be viable business opportunities and have not been written down. Although GSM is available in those markets, the Company believes that the regulators are unlikely to allow calling party pays tariffs for the foreseeable future.

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

OPERATING LOSS. Included in operating loss in 1998 were cost of services provided of $5.1 million, selling, general and administrative expenses of $18.1 million, including an impairment charge of $6.2 million and depreciation and amortization of $1.6 million. For the year ended December 31, 1997, cost of services provided of $1.3 million, selling, general and administrative expenses of $5.3 million and depreciation and amortization charges of $790,000 are included in operating loss. For the year ended December 31, 1996, cost of services provided of $1.2 million, selling, general and administrative expenses of $1.6 million and depreciation and amortization charges of $461,000 are included in operating loss. The increase in the operating loss for the year ended December 31, 1998 as compared to the year ended December 31, 1997 was primarily due to increased losses incurred at the operations in Romania, Estonia and Austria of approximately $4.2 million, $971,000 and $715,000, respectively. These losses were partially due to increased marketing, advertising, technical and distribution expenses incurred to introduce calling party pays service. Calling party pays subscribers are not required to pay a monthly fee for service. Instead, the calling party sending the paging message is required to call a toll line for which the calling party is billed by the local telephone company. The joint venture then receives a fee from the local telephone company for each call made to the pager. In connection with its revised plan for its paging operations, the operating loss for 1998 includes a write off of inventory of $4.2 million included in cost of sales and the impairment charge of $6.2. million which is comprised of a write off of fixed assets of $4.4 million and an intangible asset write off of $1.8 million.

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

OPERATING INCOME (LOSS). Included in operating income (loss) in 1998, 1997 and 1996 were costs of services of $4.1 million, $3.0 million and $2.8 million, respectively; selling and administrative expenses of $9.9 million, $5.7 million and $4.5 million, respectively; and depreciation and amortization charges of $1.6 million, $841,000 and $1.2 million, respectively.

NET LOSS. Included in net loss in 1998, 1997 and 1996 were interest expenses of $851,000, $800,000 and $769,000, respectively; foreign currency losses of $2.2 million, $512,000 and $143,000, respectively; and income taxes of $883,000, $201,000 and $235,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its joint ventures. However, for 1998, 1997 and 1996, the Communications Group recognized the full amount of losses generated by the joint ventures since the contributed capital of the joint ventures had been depleted and the Communications Group was generally the sole funding source. In addition, included in equity in losses of joint ventures is a write down of paging investments of $5.4 million in connection with its revised plan for its paging operations.

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

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. In 1998, subscriber and revenue growth were partially attributable to the acquisition of a paging operation in Moscow, Russia and revenue growth at existing joint ventures. Total subscribers increased from 44,836 in 1996 to 57,831 in 1997 and 110,234 in 1998. Increases in operating loss in 1998 were partially due to the increased marketing, advertising, technical

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) and distribution expenses incurred to introduce calling party pays service and the impact of non-cash nonrecurring charges of $10.5 million in connection with the Communications Group's revised operating plan. During 1997, increases in revenue of approximately $738,000 and $635,000 achieved at paging operations in Nizhny Novgorod, Russia and Tashkent, Uzbekistan, respectively, were primarily attributable for the overall growth. Increases in the operating income for certain existing joint ventures in 1997 were offset by operating losses of $2.9 million for the start up of the Austrian paging operations.

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

REVENUES. The revenue growth for the year ended December 31, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 was due to increases in the number of advertising spots sold and increases in the price of the advertising spots. Further the acquisition of three radio stations in 1997 accounted for approximately $1.0 million of the revenue increase in 1998. The ability to sell additional spots at a higher rate is dependent on an increase in audience ratings. The Communications Group has increased its audience share through the use of market research to determine programming formats and marketing strategies, including employing U.S. trained sales managers. The increase for the year ended December 31, 1998 was partially offset by a decrease in revenues at the radio operation in Hungary. This was the result of increased competition from television and from a new national radio network.

OPERATING INCOME. Included in operating income in 1998, 1997 and 1996 were depreciation and amortization charges of $1.2 million, $607,000 and $174,000, respectively. Selling, general and administrative expenses for 1998, 1997 and 1996 were $14.7 million, $9.0 million and $6.8 million, respectively. The decrease in operating income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily attributable to an increased loss of approximately

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$4.3 million incurred at the radio station in Berlin, Germany, which was acquired during the third quarter of 1997. Increased programming and other expenses associated with the News Talk format at this station account for the loss. The News Talk format has higher start up costs than traditional music radio stations.

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

OPERATING INCOME. Included in operating loss in 1998 were selling, general and administrative expenses of $2.0 million and depreciation and amortization of $212,000. For the year ended December 31, 1997, selling, general and administrative expenses of $2.1 million and depreciation and amortization charges of $92,000 are included in operating loss. For the year ended December 31, 1996, selling, general and administrative expenses of $3.3 million and depreciation and amortization charges of $83,000 are included in operating loss. The increase in operating income from 1996 to 1997 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop existing audience share and revenue base. During 1998, this was offset by the effects of start up costs of new stations acquired.

NET LOSS. Included in net loss in 1998, 1997 and 1996 were interest charges of $15,000, $82,000 and $257,000, respectively; and foreign currency losses of $75,000 in 1998 and $69,000 in 1997.

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

OPERATING LOSS. Included in operating loss in 1998, 1997 and 1996 were costs of services of $1.9 million, $497,000 and $600,000 respectively; selling and administrative expenses of $2.9 million, $5.5 million and $1.3 million, respectively; and depreciation and amortization charges of $606,000, $892,000 and $493,000, respectively.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
SEGMENT HEADQUARTERS

Segment headquarters represents the costs associated with executives, administration, logistics and joint venture support of the consolidated and unconsolidated joint ventures. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

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

NONRECURRING CHARGES. In connection with the Communications Group's revised operating plan for its paging operations, the Communications Group recorded a non-cash, nonrecurring charge for the write off of $34.0 million of goodwill. The goodwill was originally recorded in connection with the November 1, 1995 merger of the Company, Orion, Metromedia International Telecommunications and MCEG Sterling.

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
Gain on sale of Protocall Ventures, net....................  $   5,527  $  --      $  --                N/M              N/M

FOREIGN CURRENCY LOSS, MINORITY INTEREST AND GAIN ON SALE OF PROTOCALL VENTURES, NET. For the years ended December 31, 1998, 1997 and 1996 foreign currency loss represents losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the transaction differences resulting from the use of these different rates. For the years ended December 31, 1998, 1997 and 1996, minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. The increase in 1998 represents the allocation of losses from Telcell Wireless, LLC, a subsidiary of Metromedia International Telecommunication that owns the interest in Magticom Limited. In 1998, the Communications Group sold its share of Protocall Ventures. As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million. The gain on the sale has been offset by the write down in the Communications Group's investment in Spectrum of $1.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP--CHINA

                                                                                                          YEAR ENDED
                                                                                                         DECEMBER 31,
                                                                                                -------------------------------
JOINT VENTURE/SUBSIDIARY                                                        OWNERSHIP %       1998       1997       1996
---------------------------------------------------------------------------  -----------------  ---------  ---------  ---------
CELLULAR TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd.
  (Ningbo City, China).....................................................             70%             E          E        N/A
Ningbo Ya Lian Telecommunications Co., Ltd.
  (Ningbo Municipality, China).............................................             70%             P        N/A        N/A
FIXED TELEPHONY
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  (Sichuan Province, China)................................................             92%             P          P        N/A
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  (Chongqing Municipality, China)..........................................             92%             P          P        N/A
Beijing Metromedia-Jinfeng Communications
  Technology Development Co., Ltd..........................................             60%           N/A          P          P

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

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

The following table sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony-related joint ventures in China (in thousands):

                                                                                        % CHANGE         % CHANGE
                                                     1998        1997       1996      1998 TO 1997     1997 TO 1996
                                                  ----------  ----------  ---------  ---------------  ---------------
Operating loss..................................  $  (14,504) $  (17,871) $  (2,729)          (19)%            555%
Equity in losses of joint ventures..............  $   (1,040) $     (861)    --                21%             N/A
Minority interests..............................  $    8,331  $    8,332     --            --                  N/A

OPERATING LOSS. The operating loss for the year ended December 31, 1998 decreased $3.4 million to $14.5 million. The decrease in operating loss is principally attributable to non-cash employee compensation and costs of $6.8 million in 1997 which included $1.5 million related to the dissolution of a joint venture in China. The non-cash expenses were partially offset by personnel costs of $3.8 million. The Company launched two new joint ventures, Chongqing Tai Le Feng Telecommunications Co., Ltd. and Ningbo Ya Lian Telecommunications Co., Ltd., each of which necessitated recruitment of additional support staff. The wireline telephone network project supported by the Company's Sichuan Tai Li Feng joint venture began actual network construction in early 1998. Joint planning of expansion to the Ningbo City GSM network was undertaken with the Company's Chinese partners in the first half of 1998. These latter measures necessitated recruitment of additional engineering staff to support the activities. Finally, the Company undertook an aggressive effort in early 1998 to secure additional projects in China, including due diligence and discussion of draft documentation of joint venture contracts with several potential partners. This resulted in legal and research expenses of $1.4 million, considerably in excess of those experienced in 1997. In addition, depreciation and amortization expenses increased by $660,000 in 1998 from the prior year.

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

INFLATION AND FOREIGN CURRENCY

Certain of the Communications Group's subsidiaries and joint ventures operate in countries where the rate of inflation is extremely high relative to that in the United States. While the Communications Group's subsidiaries and joint ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company itself is generally negatively impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

In 1998, a number of emerging market economies suffered significant economic and financial difficulties. Adverse economic conditions in Russia resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunity for refinancing or refunding of maturing debts. Although the Russian government announced policies intended to address the structural weakness in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation.

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

REVENUES. In 1998, Snapper's sales were $210.1 million, compared to $183.1 million in 1997. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales were

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
lower in 1997 due to unseasonably cool weather during April and May, as well as $25.4 million of sales reductions in 1997 due to repurchases of certain distributor inventory.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CORPORATE HEADQUARTERS

Corporate headquarters costs reflect the management fee paid to Metromedia Company under the management agreement, investor relations, legal and other professional costs, insurance and other corporate costs. See "Item 13--Certain Relationships and Related Transactions-Relationships with Metromedia Company." The following table sets forth the operating income (loss) for Corporate Headquarters (in thousands):

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

OPERATING INCOME (LOSS). For the year ended December 31, 1998, Corporate Headquarters had income of $896,000 which represented the reversal of $6.6 million in self-insurance liabilities offset by corporate general and administrative expenses including the management fee. For the years ended December 31, 1998 and 1997, Corporate Headquarters had general and administrative expenses of approximately $5.7 million and $5.5 million, respectively. For the year ended December 31, 1996, corporate general and administrative expenses were $9.4 million. In 1996, Corporate Headquarters incurred costs associated with the closing of Actava's corporate headquarters in connection with the November 1, 1995 merger. No such costs were incurred in 1997.

COMPANY CONSOLIDATED

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

INTEREST INCOME. Interest income increased $2.9 million to $12.7 million in 1998, principally from investment of funds at the corporate level from the preferred stock offering in September 1997 and the funds from the sale of the Landmark theater group in April 1998. Interest income increased $4.5 million to $9.8 million in 1997, principally from investment of funds at the corporate level from the preferred stock offering in September 1997 and increased interest income resulting from increased

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
borrowings under the Communications Group's credit facilities and its joint ventures for their operating and investing cash requirements.

INCOME TAX BENEFIT (EXPENSE). For the year ended December 31, 1998, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.7 million. The income tax benefit was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax benefit in 1998 for continuing operations in 1998 was principally the result of the utilization of the current year operating loss to offset the gain of the Landmark sale.

For the years ended December 31, 1997 and 1996, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.6 million and $25.1 million, respectively. The income tax benefit in 1997 and 1996 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized, as well as, in 1997, the impact of the alternative minimum tax in connection with the sale of the Company's entertainment group. The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain of the entertainment group sale. The income tax expense in 1996 reflects foreign taxes in excess of the federal credit.

NET INCOME (LOSS), INCLUDING EQUITY IN LOSSES OF AND WRITEDOWN OF INVESTMENT IN UNCONSOLIDATED INVESTEES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS. Net loss was $123.7 million for the year ended December 31, 1998. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark theater group of $3.7 million and a refund of tax payments made in prior years by the Company's entertainment group of $8.7 million, and the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures partially reduced by the write down of its trunked mobile radio venture in Kazakhstan of $1.6 million. For the year ended December 31, 1997 net income was $88.4 million. The net income for the year ended December 31, 1997 includes the gain on the entertainment group sale of $266.3 million and losses from the discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of the Company's debentures and equity loss and a further write down of the investment in RDM amounting to $45.1 million. In addition, the net loss in 1998 and net income in 1997 included equity in losses of the Communications Group's joint ventures of $18.2 million and $8.1 million, respectively.

Operating loss increased to $129.9 million for the year ended December 31, 1998 from $80.1 million for the year ended December 31, 1997. The increase in operating loss reflects a full year of operations in 1998 as compared to ten months of operations in 1997 for the Communications Group's joint ventures in China and an increase in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe and the former Soviet Union and the impact of the non-cash, nonrecurring charge in connection with the Communications Group's revised operating plan for its paging operations of $40.3 million.

For the year ended December 31, 1997, net income was $88.4 million as compared to a net loss of $115.2 million for the prior year. The net income in 1997 includes the gain on the entertainment group sale of $266.3 million and losses from discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of debt and a further write down of the Company's investment in RDM amounting to $45.1 million. The 1996 loss from discontinued operations and extraordinary loss are attributable to the write down of the Company's investment in RDM to its net realizable value, the loss from operations of the entertainment group, income from operations of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Landmark and the loss associated with the refinancing of the entertainment group debt facility as part of the acquisition of the Samuel Goldwyn Company and Motion Picture Corporation of America in July 1996. In addition, net income in 1997 and net loss in 1996 included equity in losses of the Communications Group's joint ventures of $8.1 million and $7.8 million, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Such funding requirements are based on the anticipated funding needs of its joint ventures and certain acquisitions committed to by the Company. Cash amounts to be expended in connection with the Company's proposed acquisition of PLD Telekom (see "Recent Developments") are expected to be funded from cash on hand. In addition, future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper.

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 1998 and 1997.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. During 1998, the Company paid its four quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock, subject to adjustment under certain conditions.

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control, as defined in the certificate of designation of the preferred stock each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date, as defined in the certificate of designation, and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

Since each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, funding of pre-operational joint ventures and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities, of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1999.

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

COMMUNICATIONS GROUP

The Communications Group has invested significantly, in cash or equipment through capital contributions, loans and management assistance and training, in its joint ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities in selected emerging markets.

The Communications Group and many of its joint ventures are experiencing continuing losses and negative operating cash flow since many of the businesses are in the development and start-up phase of operations.

For 1998, the Communications Group's primary source of funds was from the Company in the form of inter-company loans.

Until the Communications Group's operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its joint ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's joint ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and will be able to attract its own financing from third parties. There can be no assurance,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
however, that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group will continue to depend upon the Company for its financing needs. In addition, the Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

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

EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The fixed telephony, cellular, international and long distance telephony and cable television businesses in the aggregate are capital intensive. The Communications Group generally provides the primary source of funding for its joint ventures both for working capital and capital expenditures, with the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
exception of its GSM joint ventures. The Communications Group's joint venture agreements generally provide for the initial contribution of cash or assets by the joint venture partners, and for the provision of a line of credit from the Communications Group to the joint venture. Under a typical arrangement, the Communications Group's joint venture partner contributes the necessary licenses or permits under which the joint venture will conduct its business, studio or office space, transmitting tower rights and other equipment. The Communications Group's contribution is generally cash and equipment, but may consist of other specific assets as required by the applicable joint venture agreement.

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

As part of the financing, the European Bank for Reconstruction and Development was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization or EBITDA, not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including Metromedia International Telecommunications, pledged their respective shares to the European Bank for Reconstruction and Development as security for repayment of the loan. Under the European Bank for Reconstruction and Development agreements, amounts payable to the Communications Group are subordinated to amounts payable to the European Bank for Reconstruction and Development.

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to an amount equal to $15.0 million. Interest on the financed amount accrues at 6-month London interbank offered rate or LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%. The Company has guaranteed Magticom's repayment obligation to Motorola, under such amendment to Motorola.

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

As part of the transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group has provided AIG Silk Road Fund the right to put its 15.70% ownership interest in Omni-Metromedia and to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In addition, in May 1999, the Communications Group sold a 2.35% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.35% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.35% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.20% ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest

In January 1999, Caspian American entered into an equipment purchase agreement with Innowave Tadiran Telecommunications Wireless Systems, Ltd. to purchase wireless local loop telecommunications equipment. In connection with such agreement, the Communications Group provided Innowave Tadiran a payment guarantee of $2.0 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As part of its investment in Tyumenruskom announced in November 1998 the Communications Group agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned Joint Venture, Tyumenruskom. Tyumenruskom is purchasing a digital advanced mobile phone or DAMPS cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russia. The Communications Group has agreed to make a $1.7 million equity contribution to Tyumenruskom and to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

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

SICHUAN JV AND CHONGQING JV

On May 21, 1996, Asian American Telecommunications, an indirect majority-owned subsidiary of the Company, entered into a joint venture agreement with China Huaneng Technology Development Corp. for the purpose of establishing Sichuan Tai Li Feng Telecommunications Co., Ltd., known as Sichuan JV. Also on May 21, 1996, Sichuan JV entered into a network systems cooperation contract, with China Unicom. The contract covers the funding, construction and development of a fixed line public services telephone network providing local telephone service in cities within Sichuan Province and long distance telephone service among those cities known as the Sichuan network. The initial project covered by the contract includes development of 50,000 local telephone lines in Chengdu and Chongqing cities, and construction of a fiber optic long distance facility between these two cities. Subsequent projects covered by the contract and the existing and future joint ventures may expand services to one million local telephone lines in cities throughout Sichuan Province, and to construct fiber optic long distance facilities among these cities. The contract has a cooperation term of twenty-five years.

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

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its total $11.4 million contribution and China Huaneng Technology Development has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$9.3 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

Asian American Telecommunications also has a consulting contract with China Huaneng Technology Development covering the latter's assistance with operations in China. Under the contract, Asian American Telecommunications is obligated to pay China Huaneng Technology Development an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at December 31, 1998 exchange rates).

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the network systems cooperation contract China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, Asian American Telecommunications entered into a Joint Venture Agreement with China Huaneng Technology Development for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan network that would lie within Chongqing Municipality. Rights and obligations under the contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan network lying within the redefined boundaries of Sichuan Province (a redefinition of the Sichuan network) would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.5 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

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

In December 1997, Sichuan JV and Chongqing JV entered into a phase 1 loan with Northern Telecom Communications, known as Nortel, for the purchase of up to $20.0 million of Nortel equipment during the first phase of the Sichuan Chongqing project. The Company secured the phase 1 loan repayment with a $20.0 million letter of credit. Nortel had the right to draw on the $20.0 million letter of credit in January and July of 1999 for amounts due Nortel at such times for phase 1 equipment purchases. In

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
December 1998, Nortel, Sichuan JV, Chongqing JV, China Unicom and the Company executed a settlement of various outstanding matters pertaining to this phase 1 loan. Under this settlement, except for amounts owed for equipment and interest of $3.4 million which are payable in July 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreements between Nortel and the joint ventures were terminated. The $20.0 million letter of credit associated with the phase 1 loan agreement was reduced to $3.4 million and Nortel has the right to draw on the $3.4 million in July 1999. Commercial service was launched on the phase 1 network in January 1999.

The estimated total investment for phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing Municipality. As of December 31, 1998 Asian American Telecommunication's the Company's majority-owned subsidiary has contributed in registered capital and loans $20.4 million and $16.1 million to Sichuan JV and Chongqing JV, respectively.

The Company has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Company expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

NINGBO JV

Asian American Telecommunications entered into a joint venture agreement with Ningbo United Telecommunications Investment Co., Ltd. on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd. known as Ningbo JV. Previously Ningbo United Telecommunications had entered into a network system cooperation contract with China Unicom, covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom constructed and operates the network. Under the contract, Ningbo United Telecommunications is to provide financing and consulting services to China Unicom. The cooperation period for the this contract is fifteen years.

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

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital Ningbo United Telecommunications provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV has arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of December 31,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
1998, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $23.0 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

The project was completed and put into commercial service in mid-August 1997.

Ningbo JV has received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo JV, including return of investment made and appropriate compensation and other matters related to the winding up of Ningbo JV's activities as a result of this notice. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom also expected to discuss this subject with Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint ventures' negotiations and the expected winding up of the Company's other two telephony-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently evaluating other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

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

Pursuant to the Ningbo expansion agreement, Asian American Telecommunications and Ningbo United Telecommunications entered into a second Joint Venture Agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd., known as Ningbo JV II. In an amendment to the Ningbo expansion agreement dated July 1, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the Ningbo Expansion Agreement to Ningbo JV II.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $72 million. As of December 31, 1998, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United Telecommunications had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Ningbo JV II in the amount of $2.0 million. This loan bears interest at 8% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

The Company has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Company expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments--Chinese Joint Ventures."

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations and policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully above. See Item Business 1--Risks Associated with the Company. See also "--Recent Developments--Chinese Joint Ventures."

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

The Communications Group's investments in Joint Ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested sino-sino-foreign Joint Venture is a provider of Telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of one of its joint telecommunications projects in China. The Communications Group has been informed by China Unicom that the letter also applies to a second joint venture. Negotiations have begun with representatives of China Unicom on the amount of compensation and terms of the resolution of all issues relating to the termination of the ventures. While the notification letter, as orally modified by China Unicom, involved only two of the Communications Group's joint ventures, the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. In light of the current uncertainty, the Communications Group is unable to estimate the impact of such negotiations and expected winding up of its other two Chinese joint ventures. Negotiations, if adversely concluded, could have a materially negative effect on the Communications Group's financial position and operating results. See "--Recent Developments--Chinese Joint Ventures."

For a discussion of the factors relating to economic and financial conditions in Russia and other emerging markets, and to Chinese law and regulation relating to foreign investment in the telecommunications industry, that the Communications Group confronts, see Item 1 "Business--Risks Associated with the Company." Such risks have not had an effect on the Company's financial condition or results of operations as of and for the year ended December 31, 1998. As is noted above, the Company cannot yet predict the impact that such factors may have on its financial condition or results of operations. In addition, the Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and the distributable cash flow generated by the telephony networks of China Unicom on a three month lag and therefore the impact of such factors, if any, are not yet fully reflected in the Company's results of operations.

SNAPPER

On November 26, 1996, Snapper entered into a credit agreement with AmSouth Bank of Alabama, pursuant to which AmSouth had agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in such Snapper credit agreement for a period ending on January 1, 1999. The Snapper revolver was guaranteed by the Company, and was repaid. Interest under the Snapper revolver was payable at Snapper's option at a rate equal to either (i) prime plus .5% (from November 26, 1996 through May 25,
1997) and prime plus 1.5% (from May 26, 1997 to January 1, 1999 and (ii) the London interbank offered rate or LIBOR (as defined in the old Snapper credit agreement) plus 2.5% (from November 26, 1996 through May 25, 1997) and LIBOR plus 3.5% (from May 26, 1997 to January 1, 1999).

The old Snapper credit agreement contained standard representations and warranties, covenants and events of default and provided for the grant of a security interest in substantially all of Snapper's assets. The Snapper revolver was secured by a first priority security interest in all of Snapper's assets and properties and was also entitled to the benefit of a replenishable $1.0 million cash collateral account, which was initially funded by Snapper. Under the old Snapper credit agreement, AmSouth could draw upon amounts in the cash collateral account to satisfy any payment defaults by Snapper and Messrs. Kluge and Subotnick, Chairman of the Board of the Company and Vice Chairman, President and Chief Executive Officer of the Company, respectively, were obligated to replenish such account any time amounts were so withdrawn up to the entire amount of the Snapper revolver.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
At December 31, 1996, Snapper was not in compliance with certain of these covenants. The Company and AmSouth amended the old Snapper credit agreement to provide for (i) an annual administrative fee to be paid on December 31, 1997,
(ii) an increase in Snapper's borrowing rates as of December 31, 1997 (from prime rate to prime rate plus 1.50% and from LIBOR plus 2.50% to LIBOR plus 4.00%), and (iii) an increase in Snapper's commitment fee as of December 31, 1997 from .50% per annum to .75% per annum. As part of the amendment to the old Snapper credit agreement AmSouth waived: (i) the covenant defaults as of December 31, 1996 (ii) the $250,000 semi-annual administrative fee requirement which was set to commence on May 26, 1997 and (iii) the mandatory borrowing rate and commitment fee increase that was to occur on May 26, 1997. Furthermore, the amendment replaced certain existing financial covenants with covenants on minimum quarterly cash flow and equity requirements, as defined. In addition, the Company and AmSouth agreed to a $10.0 million credit facility.

On April 30, 1997, Snapper closed a $10.0 million working capital facility with AmSouth which amended Snapper's then existing $55.0 million facility. The working capital facility (i) provided AmSouth with a PARI PASSU collateral interest in all of Snapper's assets (including rights under a make-whole and pledge agreement made by Metromedia Company in favor of AmSouth in connection with the Snapper revolver), (ii) accrued interest on borrowings at AmSouth's floating prime rate (the same borrowing rate as the Snapper revolver), and (iii) was due and payable on October 1, 1997. On October 1, 1997 the Company repaid the $10.0 million Working Capital Facility.

On November 12, 1997, Snapper amended and restated the old Snapper credit agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper revolver bore interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%). The Snapper revolver was to mature on January 1, 2000. The Snapper revolver was guaranteed by the Company and Messrs. Kluge and Subotnick agreed to guarantee $10.0 million of the Snapper revolver. The old Snapper credit agreement, as amended and restated, continued to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certain quarterly cash flow requirements.

At June 30, 1998, Snapper was not in compliance with certain financial covenants under the old Snapper credit agreement. The Company and AmSouth amended the agreement to provide for a reduction of the line of credit as of August 11, 1998. As part of the amendment, the lender waived the covenant defaults as of June 30, 1998. At September 30, 1998, Snapper was not in compliance with certain financial covenants under such agreement.

On November 11, 1998, Snapper entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's obligations under the old Snapper credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 subject to automatic one year renewals and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Snapper was in compliance with all bank covenants under the loan agreement at December 31, 1998.

Interest under the Snapper loan agreement is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% (from April 1, 2000 to the Snapper loan agreement termination date) depending on meeting certain leverage ratios or (ii) the London interbank offering or LIBOR rate (as defined in the Snapper loan agreement) plus 3.0% (from November 11, 1998 through March 31, 2000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
or LIBOR plus 2.50%, 2.75%, 3.00%, 3.25% (from April 1, 2000 to the Snapper loan agreement termination date) depending on meeting certain leverage ratios. The Snapper loan agreement contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to Snapper; limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales, or other transactions with any division or any affiliate of the Company, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company; (vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and (vii) make loans, issue additional indebtedness, or make any guarantees. In addition, Snapper is required to maintain at all times as of the last day of each month a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper loan agreement is secured by a continuing security of interest on all of Snapper's assets and properties.

Snapper's capital expenditures during 1998, 1997 and 1996 were $3.9 million, $5.6 million and $5.8 million respectively. Under Snapper's current loan agreement, Snapper's capital expenditures in 1999 cannot exceed $2.5 million, and in future years cannot exceed $2.0 million annually. The Company does not expect that the limits on capital expenditures under Snapper's current loan agreement will negatively impact on Snapper's ability to fund necessary capital expenditures.

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

RECENT DEVELOPMENTS

ACQUISITION OF PLD

On May 18, 1999, Metromedia International Group, Inc. entered into an agreement and plan of merger with PLD Telekom Inc. pursuant to which a wholly owned subsidiary of the Company will be merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom will become a wholly owned subsidiary of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
PLD Telekom is a major provider of high quality, long distance and international telecommunications services in the former Soviet Union. Its five principal business units are PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Teleport-TP, which provides international telecommunications services from Moscow and operates a pan-Russian satellite-based long distance network; Baltic Communications Limited, which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is the principal provider of cellular service in the republic of Kazakhstan; and BELCEL, which provides the only national cellular service in Belarus.

METROMEDIA BRIDGE LOAN AGREEMENT

The Company entered into a bridge loan agreement with PLD Telekom pursuant to which it has agreed to extend revolving bridge loans to PLD Telekom of up to $7.0 million at an annual interest rate of 10.0% to fund PLD Telekom's ongoing operations during the period from the execution of the merger agreement to the earlier of the consummation of the merger or the termination or expiration of the merger agreement. All amounts payable under the bridge loan agreement are due and payable on the earlier of (x) termination or expiration of the merger agreement or (y) October 31, 1999. The loans under this agreement are secured by a pledge by PLD Telekom of approximately 58% of the capital stock of PLD Telekom's Technocom Limited subsidiary. The bridge loan agreement contains negative covenants that restrict PLD Telekom's activities during this period.

TECHNOCOM ARRANGEMENTS

The Company and PLD Telekom have also entered into option modification agreements with the two minority shareholders of Technocom Limited, a subsidiary of PLD, pursuant to which PLD Telekom will purchase all of these two shareholders' shares of Technocom Limited for an aggregate purchase price of $12.6 million, equal to 50% of the price PLD Telekom would have been otherwise obligated to pay for these shares beginning on June 30, 1999.

AGREEMENT TO EXCHANGE AND CONSENT; TERMS OF METROMEDIA NOTES

It is a condition to the completion of the merger that the holders of at least 95% in aggregate principal amount of each of PLD Telekom's 14% senior discount notes due 2004 and 9% convertible subordinated notes due 2006 agree to exchange their PLD Telekom notes for new Metromedia notes with the terms described below and consent to certain amendments to the existing indentures for their PLD Telekom notes.

In order to ensure satisfaction of this condition, the Company has entered into an agreement to exchange and consent with holders of $122,230,000 in aggregate principal amount of PLD Telekom's senior discount notes (or approximately 99.4% of the outstanding senior discount notes) and holders of $25,000,000 in aggregate principal amount of PLD Telekom's convertible subordinated notes (or approximately 94.3% of the outstanding convertible subordinated notes), in which such noteholders have agreed to:

    (a) exchange $1,000 principal amount of their PLD Telekom notes for $1,000, in the case of PLD Telekom's 14.0% senior discount notes, or $900, in the case of PLD Telekom's 9.0% convertible subordinated notes, accreted amount of new Metromedia notes subject only to consummation of the merger and the registration with the Securities and Exchange Commission of exchange notes that will be identical to the new MMG notes and will be exchanged for the new MMG notes 20 business days after consummation of the merger;

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    (b) consent to certain amendments to the PLD Telekom note indentures that will eliminate substantially all restrictive covenants from these indentures and release the properties and assets of PLD from the security and collateral arrangements that currently secure the payment of all amounts due on the PLD Telekom notes; and

    (c) waive certain events of default under the PLD Telekom notes that would result from the consummation of the merger as well as the payment of interest that would become due under the PLD Telekom notes until the earlier of the termination of the merger agreement or October 31, 1999.

In order to satisfy the noteholders' condition with respect to the registration of Metromedia exchange notes, the Company has filed a registration statement on Form S-4 to register the exchange notes that will be offered to holders of PLD Telekom notes that accept new Metromedia notes upon consummation of the merger.

The new MMG notes and the exchange notes will have identical terms. The MMG notes will mature on the anniversary of the closing of the merger in 2007 and will accrete in value until the date that is 2 1/2 years from the closing of the merger, at a rate of 10 1/2% per year, compounded semi-annually, to a principal amount of $1,291.55 for each $1,000 accreted value at original issuance on the date that is 2 1/2 years from the closing of the merger. The notes will not pay cash interest before the date that is 2 1/2 years from the closing of the merger. Thereafter, the notes will pay interest in cash semi-annually at a rate of 10 1/2% per year. The Company will not be able to redeem any of the notes before the date that is 2 1/2 years form the closing of the merger. The Company will be able to redeem the notes at any time thereafter, at the Company's sole option, in whole or in part, at a redemption price equal to the principal amount of the notes, plus accrued and unpaid interest, if any, through but excluding the date of redemption.

If a change in control of the Company occurs, holders of the MMG notes will have the right to require the Company to make an offer to repurchase all of the notes at a purchase price in cash equal to 101% of their accreted value, plus accrued and unpaid interest, if any, through but excluding the date of repurchase.

The indenture under which the MMG notes will be issued will limit the Company's ability and its subsidiaries' ability to:

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
TRAVELERS NOTE AND WARRANT MODIFICATION AGREEMENT

Metromedia and PLD Telekom have also entered into a Note and Warrant Modification Agreement, dated as of May 18, 1999, with The Travelers Insurance Company and The Travelers Indemnity Company. This agreement provides that all principal payable by PLD Telekom to Travelers under their Revolving Credit Note and Warrant Agreement, dated as of November 26, 1997, with PLD Telekom will be deferred until the earlier of (x) the date of the consummation of the merger or
(y) termination of the merger agreement. Furthermore, upon the consummation of the merger, Travelers will relinquish all warrants held or to which it may be entitled to purchase shares of common stock of PLD Telekom.

In consideration for Traveler's agreement to defer the payment of principal and to relinquish its PLD Telekom warrants at closing, PLD Telekom will repay $8.5 million of the Travelers loan upon consummation of the merger and the remaining amount outstanding under the Travelers credit agreement, $4.9 million, on the earlier of (x) August 30, 2000 or (y) one year from the closing date of the merger. The interest rate on the amount outstanding will be an annual rate of 10.5% payable monthly. Travelers will also be entitled to receive at the closing of the merger, 100,000 shares of PLD Telekom common stock, which will be converted in the merger into shares of Metromedia common stock at the applicable exchange ratio, and 10-year warrants to purchase 700,000 shares of the Company's common stock at a price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding has not fully been repaid by the earlier of August 30, 2000 or one year from the closing date, then the exercise price of the warrants will be reset to $.01. Travelers will also maintain its existing security interests in certain PLD Telekom assets and its debt will be guaranteed by the Company and three of PLD Telekom's subsidiaries.

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

VOTING AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

In connection with the Company's agreement to merge with PLD, the Company entered into an agreement with News America and its affiliate, which together hold 14,381,780 shares of PLD Telekom common stock representing approximately 38% of the outstanding voting power of PLD Telekom common stock. These stockholders have agreed to vote in favor of the merger and against any competing proposal at the special meeting of stockholders of PLD Telekom that will vote on the merger. In return, the Company has entered into a registration rights agreement with News America and its affiliate which provides that the Company will put in place a shelf registration statement no later than six months after the merger is consummated to register the shares of common stock of the Company that News America and its affiliate will receive in the merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In addition, Metromedia Company, which with its partners is the largest stockholder of the Company, has agreed to grant News America and its affiliate tag-along rights on sales by Metromedia Company of the Company's common stock. So long as News America and its affiliate own more than 5% of the stock of the Company, each time Metromedia Company and its partners sell their stock of the Company, News America and its affiliate will have the right to sell a proportionate amount of their stock of the Company to the buyer.

The voting agreement will terminate if the merger agreement is terminated.

CHINESE JOINT VENTURES

Ningbo JV has received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo IV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo JV, including return of investment made and appropriate compensation and other matters related to the winding up of Ningbo JV's activities as a result of this notice. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom also expected to discuss this subject with Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint ventures' negotiations and the expected winding up of the Company's other two telephony-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently evaluating other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

MMG CONSOLIDATED

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the year ended December 31, 1998 was $61.4 million, a decrease in cash used in operations of $62.4 million from the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, depreciation, amortization, equity in losses of investees, nonrecurring charge of the Communications

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Group's writeoff of goodwill and other intangibles and fixed assets, early extinguishment of debt, gain on sale of assets, and losses allocable to minority interests. Excluding discontinued operations and extraordinary items, non-cash items decreased $2.1 million from $64.9 million to $62.8 million for the years ended December 31, 1997 and 1998, respectively. The decrease relates principally to equity losses. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, increased cash flows for the year ended December 31, 1998 by $11.9 million and decreased cash flows by $57.8 million, for the year ended December 31, 1997.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided from investing activities for the years ended December 31, 1998 and 1997 was $106.6 million and $75.4 million, respectively. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $103.1 million and the net proceeds of $57.3 million from the sale of the Landmark theater group and proceeds of $14.5 million from the sale of Protocall Ventures. The principal source of funds from investing activities in 1997 was the net proceeds from the entertainment group sale of $276.6 million. The principal uses of funds for the year ended December 31, 1998 were investments in and advances to joint ventures of $48.2 million, acquisitions by the Communications Group of $11.0 million and additions to property, plant and equipment of $11.4 million. The principal uses of funds for the year ended December 31, 1997 were investments in and advances to joint ventures of $64.7 million, acquisitions by the Communications Group of $17.9 million and additions to property, plant and equipment of $10.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $37.2 million, for the year ended December 31, 1998 as compared to cash provided by financing activities of $88.7 million, for the year ended December 31, 1997. Funds used in financing activities in 1998 were for the preferred stock dividend of $15.0 million and the repayment of debt of $77.5 million, principally the prior Snapper revolver, which was partially offset by proceeds of $49.9 million from the November 1998 Snapper loan, and $5.3 million from the exercise of stock options. Financing activities in 1997 includes the net proceeds of $199.4 million from the issuance of 4,140,000 shares of 7 1/4% cumulative convertible preferred stock. Of the $156.7 million of payments of debt, $155.0 million relates to the payment on the Company's debentures.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the year ended December 31, 1997 was $123.8 million, an increase in cash used in operations of $60.6 million from the prior year.

Net income (loss) includes significant non-cash items including the gain on the entertainment group sale, operating loss of discontinued operations, equity in losses and writedown of investment in RDM, losses on early extinguishment of debt, depreciation, amortization, equity in losses of Joint Ventures and losses allocable to minority interests. Excluding the gain on the entertainment group sale of

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$266.3 million in 1997 non-cash items increased to $111.9 million from $60.8 million in 1996. The increase was principally attributable to the increase in depreciation and amortization associated with the consolidation of Snapper, losses from discontinued operations and the equity losses and writedown of the Company's investment in RDM, partially offset by losses allocable to Asian American Telecommunications' minority owners. Changes in assets and liabilities, net of the effect of acquisitions, decreased cash flows for 1997 and 1996 by $57.8 million and $8.7 million, respectively.

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

YEAR 2000 SYSTEM MODIFICATIONS

The Company is currently working to evaluate and resolve the potential impact of the Year 2000 on the processing of date-sensitive information and network systems. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the Year 2000, which could result in miscalculations or system failures resulting from recognition of a date using "00" as the year 1900 rather than the year 2000. The Company expects to make some of the necessary modifications through its ongoing investment in system upgrades.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Company has developed a Year 2000 project plan for the Company, its subsidiaries and unconsolidated joint ventures. However, The Company is not directly responsible for Year 2000 readiness of many of its joint ventures and in some cases has no access to the joint venture's management regarding these matters. Executives of the Company are responsible for monitoring Year 2000 activities across all subsidiaries and joint ventures. Individual joint ventures and subsidiaries are responsible for initiating and executing specific Year 2000 action plans.

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

The Company's Communications Group is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. Moreover, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. Further, the Company's Communications Group's businesses are located in countries where basic services are operated by the government or other governmental entities and the Company may not be able to obtain information on Year 2000 problems. In certain joint ventures of the Communications Group, the Company does not have a controlling management interest and cannot unilaterally cause the joint venture to commit the necessary resources to solve any

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Year 2000 problems. However, substantially all of the Company's joint ventures operate or are planned to operate in countries where reliance on automated systems is substantially less significant, and more recent, than in the United States. Therefore, the Company believes that, in the event Year 2000 problems arise in such joint ventures, the local operators of such joint ventures and customers and vendors should be able to revert to manual methods. If the Company, its joint ventures in which it does not have a controlling management interest, and their respective customers and vendors are unable to solve any Year 2000 issues, a material adverse effect on the Company's results of operations and financial condition could result.

The above information is based on the Company's current estimates using numerous assumptions of future events. Given the complexity of the Year 2000 issues and possible unidentified risks, actual results may vary from those anticipated and discussed above.

This document constitutes a Year 2000 Readiness Disclosure Statement, and the statements in this Form 10-K are subject to the Year 2000 Information and Readiness Disclosure Act, and the Company hereby claims the protection of this Act for this document and all information contained herein.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K including, without limitation, statements under "Item 1 Business", "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF METROMEDIA

The Company's board of directors, which presently consists of nine members, is divided into three classes. The Class I Directors were elected for a term expiring at the annual meeting of stockholders to be held in 1999, the Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2000, and the Class III Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2001. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of the stockholders of the Company, the successors of the class of directors whose terms expire at that meeting shall be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. The Class I Directors, whose terms expire at the Company's annual meeting of stockholders to be held in 1999, are John W. Kluge, Stuart Subotnick and John
P. Imlay, Jr. The Class II Directors, whose terms expire at the Company's annual meeting of stockholders to be held in 2000, are Richard J. Sherwin and Leonard White. The Class III Directors, whose terms expire at the Company's annual meeting of stockholders to be held in 2001, are Silvia Kessel, Carl E. Sanders, Arnold L. Wadler and Clark A. Johnson.

The directors of the Company and their respective ages, positions and backgrounds are as follows:

                                                                                                      CLASS OF    DIRECTOR
NAME, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS                    AGE      DIRECTORS      SINCE
--------------------------------------------------------------------------------------      ---      ----------  -----------
John P. Imlay, Jr.....................................................................          62      Class I        1993
  Served from 1990 until December 1996 as Chairman of Dun & Bradstreet Software
  Services, Inc., an application software company located in Atlanta, Georgia. Mr.
  Imlay is the former Chairman of Management Science America, a mainframe applications software company. Management Science America was acquired by Dun & Bradstreet
  Software Services, Inc. in 1990. Mr. Imlay is also a director of the Atlanta
  Falcons, a National Football League team, IMS Health, Inc., World Access, Inc. and
  The Gartner Group. Mr. Imlay is a member of the audit committee and the compensation committee.

John W. Kluge.........................................................................          84      Class I        1995
  Chairman of the board of directors of the Company since November 1, 1995. Chairman of the Board and a director of Orion Pictures Corporation from 1992 until July 1997.
  Chairman and President of Metromedia Company and its predecessor-in-interest,
  Metromedia, Inc. for over five years. Director of Metromedia Fiber Network, Inc.,
  Conair Corporation and Occidental Petroleum Corporation. Mr. Kluge is Chairman of
  the executive committee and the nominating committee.

                                                                                                      CLASS OF    DIRECTOR
NAME, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS                    AGE      DIRECTORS      SINCE
--------------------------------------------------------------------------------------      ---      ----------  -----------
Stuart Subotnick......................................................................          57      Class I        1995
  President and Chief Executive Officer since December 4, 1996 and Vice Chairman of the board of directors of the Company since November 1, 1995. Vice Chairman of the board and a director of Orion Pictures Corporation from 1992 until July 1997
  Executive Vice President of Metromedia Company and its predecessor-in-interest,
  Metromedia, Inc. for over five years. Director of Metromedia Fiber Network, Inc.
  Carnival Cruise Lines, Inc., and Chairman of Big City Radio, Inc. Mr. Subotnick is a
  member of the executive committee.

Richard J. Sherwin....................................................................          55     Class II        1995
  Co-President of Metromedia International Telecommunications, Inc. Mr. Sherwin has
  served as Co-President and director of Metromedia International Telecommunications and its predecessor companies for over five years. Prior to that, Mr. Sherwin served as the Chief Operating Officer of Graphic Scanning Corp., a paging and wireless telecommunications company.

Leonard White.........................................................................          59     Class II        1995
  President and Chief Executive Officer of Rigel Enterprises, a management and private investment firm, since July 1997. Served as President and Chief Executive Officer of
  Orion Pictures Corporation from March 1992 until July 1997 and Metromedia
  Entertainment Group from 1995 until July 1997. Chairman of the Board and Chief
  Executive Officer of Orion Home Entertainment Corporation, a subsidiary of Orion
  Home Entertainment, from March 1991 until March 1992. President and Chief Operating
  Officer of Orion Home Video division of Orion Home Entertainment from March 1987 until March 1991. Mr. White is a director of Metromedia Fiber Network, Inc., Big
  City Radio, Inc. and American Film Technologies. Mr. White is Chairman of the audit committee and a member of the compensation committee.

Clark A. Johnson......................................................................          67    Class III        1990
  Mr. Johnson served as chairman and Chief Executive Officer of Pier 1 Imports, Inc.,
  a specialty retailer of decorative home furnishings, from August 1988 until his retirement in February 1999. Mr. Johnson is a director of Albertson's, Inc.,
  Anacomp, Inc., Heritage Media Corporation, InterTAN, Inc. and Pier 1 Imports, Inc.
  Mr. Johnson is a member of the compensation and audit committees.

                                                                                                      CLASS OF    DIRECTOR
NAME, PRINCIPAL OCCUPATION FOR PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS                    AGE      DIRECTORS      SINCE
--------------------------------------------------------------------------------------      ---      ----------  -----------
Silvia Kessel.........................................................................          49    Class III        1995
  Executive Vice President, Chief Financial Officer and Treasurer of the Company since
  August 29, 1996 and Senior Vice President, Chief Financial Officer and Treasurer of
  Metromedia since November 1, 1995. Executive Vice President and a director of Orion
  Pictures Corporation from January 1993 until June 1997. Senior Vice President of
  Orion from June 1991 to November 1992. Senior Vice President of Metromedia Company
  since January 1994. President of Kluge & Company for over five years. Managing
  Director of Kluge & Company for over five years. Director and Executive Vice
  President of Metromedia Fiber Network, Inc. and Big City Radio, Inc. and Director of
  Liquid Audio, Inc., an internet music company. Ms. Kessel is a member of the nominating committee.

Carl E. Sanders.......................................................................          73    Class III        1967
  Engaged in the private practice of law as Chairman of Troutman Sanders, a law firm located in Atlanta, Georgia. Director of the Company since 1967, except for a one-year period from April 1970 to April 1971. Former Governor of the State of
  Georgia and a director of Carmike Cinemas, Inc., Norrell Corporation, Healthdyne,
  Inc., World Access, Inc. and formerly a director of RDM Sports Group, Inc. from
  December 1994 to May 1997. Mr. Sanders is Chairman of the compensation committee.

Arnold L. Wadler......................................................................          56    Class III        1995
  Executive Vice President, General Counsel and Secretary of the Company since August
  29, 1996 and Senior Vice President, General Counsel and Secretary of the Company
  since November 1, 1995. Senior Vice President, Secretary and General Counsel of
  Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Director, Executive Vice President, General Counsel and Secretary of
  Metromedia Fiber Network, Inc. and Big City Radio, Inc. Director of Orion Pictures
  Corporation from 1992 until July 1997. Mr. Wadler is Chairman of the nominating committee.

MEETINGS AND CERTAIN COMMITTEES OF THE BOARD

The Company's board of directors held four regular meetings in 1998. In addition, the Company's board of directors (including the executive committee) took action by unanimous written consent four times in 1998. All directors attended at least 75% of the aggregate total number of meetings of the Company's board of directors and all committees of the Company's board of directors on which they served except John W. Kluge who attended 50% of such meetings.

The Company's board of directors has delegated certain functions to the following standing committees:

THE EXECUTIVE COMMITTEE. The Company's executive committee is authorized to exercise, to the extent permitted by law, all of the powers of the board of directors in the management and affairs of the Company. The executive committee took action by unanimous written consent nine times in 1998. The current members of the executive committee are Messrs. Kluge and Subotnick.

THE AUDIT COMMITTEE.  The audit committee is responsible for:

    - reviewing the professional services and independence of Company's independent auditors and the scope of the annual external audit recommended by the independent auditors,

    - ensuring that the scope of the annual external audit is sufficiently comprehensive,

    - reviewing, in consultation with the Company's independent auditors and the Company's finance and accounting departments, the plan and results of the annual external audit, the adequacy of the Company's internal control systems and the results of the Company's internal audit and

    - reviewing with management and the Company's independent auditors the Company's annual and quarterly financial statements, financial reporting practices and the results of such external audit. The audit committee met four times during 1998. The current members of the audit committee are Messrs. Imlay, Johnson and White.

THE COMPENSATION COMMITTEE. The compensation committee's functions are to review, approve, recommend and report to the board of directors on matters specifically relating to the compensation of the Company's executive officers and other key executives and to administer the Company's stock option plans. The compensation committee held two meetings during 1998. In addition, the compensation committee took action by unanimous written consent two time during 1998. The current members of the compensation committee are Gov. Sanders and Messrs. Imlay, Johnson and White.

THE NOMINATING COMMITTEE. The nominating committee's principal function is to identify candidates and recommend to the Company's board of directors nominees for membership on the board of directors. The nominating committee expects normally to be able to identify from its own resources the names of qualified nominees, but it will accept from stockholders recommendations of individuals to be considered as nominees, provided the Company's stockholders follow procedures specified in the Company's by-laws.

These procedures provide that, in order to nominate an individual to the board of directors, a stockholder must provide timely notice of such nomination in writing to the secretary of the Company and a written statement by the candidate of his or her willingness to serve. Such notice must include the information required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, along with the name, record address, class and number of shares of common stock beneficially owned by the stockholder giving such notice. To be timely, notice must be received by the Company not less than 60 days nor more than 90 days prior to the first anniversary of the date of the Company's annual meeting for the preceding year. However, in the event the date of the annual meeting of stockholders is advanced by more than 30 days or delayed by more than 60 days from this anniversary date, this notice must be received within 10 days following public disclosure by the Company of the date of the annual or special meeting at which directors are to be elected. For purposes of this notice requirement, disclosure shall be deemed to be first made when disclosure of such date of the annual or special meeting of stockholders is first made in a press release reported by the Dow Jones News Service, Associated Press or other comparable national news service, or in a document which has been publicly filed by the Company with the Securities and Commission pursuant to Sections 13, 14 or 15(d) of the Securities Exchange Act of 1934. Any such nominations should be submitted in writing to the Company, One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, Attention: Arnold L. Wadler, Secretary. The Company's nominating committee took action by unanimous written consent once in 1998. The current members of the nominating committee are Messrs. Kluge and Wadler and Ms. Kessel.

COMPENSATION OF DIRECTORS

During 1998, each director who was not employed by the Company or affiliated with Metromedia Company received a $2,000 monthly retainer plus a separate attendance fee for each meeting of the board of directors or committee of the board of directors in which such director participated. During 1998, the attendance fees were $1,200 for each meeting of the board of directors attended by a non-employee director in person and $500 for each meeting of the board of directors in which a non-employee director participated by conference telephone call. Members of committees of the board of directors are paid $500 for each meeting attended.

Prior to December 13, 1995, non-employee directors were entitled to receive options to purchase shares of common stock under the Company's 1991 Non-Employee Director Stock Option Plan. Under this plan, each non-employee director who was a director of the Company on August 3, 1992 was granted an option to purchase 10,000 shares of common stock at an exercise price of $11.875, the closing price of the common stock on the trading day immediately preceding the date of grant. Options granted to these non-employee directors became fully vested as to all 10,000 shares upon approval of certain amendments to this plan at the Company's 1993 annual meeting of stockholders.

This plan further provided that each person who became a non-employee director after August 3, 1992 would receive an option to purchase 10,000 shares of Company common stock on the day such director is elected as a director, at an exercise price equal to the closing price of the common stock on the trading day preceding such director's election. Options granted to these non-employee directors became fully vested and exercisable as to all 10,000 shares on March 31 in the year after the date the Non-Employee Director was elected, provided the Company had net income for the year in which the non-employee director was elected or earnings equal to or better than budgeted results for such year.

All options granted under the plan have a term of ten years. The plan had originally been scheduled to terminate on June 27, 2001. However, at a meeting of the board of directors held on December 13, 1995, the board terminated the plan. Options outstanding as of December 13, 1995 are unaffected by the termination of the plan.

On August 29, 1996, the Company's stockholders adopted the 1996 Metromedia International Group, Inc. Incentive Stock Plan. Pursuant to this plan, at a compensation committee meeting held on January 31, 1996, the Company granted options to purchase 50,000 shares of common stock at an exercise price of $12.75, the closing price of the common stock on the trading day immediately preceding the date of grant to each director other than Messrs. Wadler, Sherwin and White and Ms. Kessel. On March 26, 1997, the Company cancelled all such options and reissued them at an exercise price of $9.31 (See "Ten Year Option/SAR Repricing" table below), 20,000 of these options were vested as of that date. An additional 10,000 options vested on March 26, 1998. In addition, on March 26, 1997, the Company granted options to Messrs. Imlay, Johnson and Sanders to purchase an additional 25,000 shares of the Company common stock at an exercise price of $9.31 per share, of which 5,000 options vested as of the grant date and the remainder vest ratably over a four year period.

In November 1997, the Company amended and restated this plan to, among other things:

    - increase the maximum number of options which may be granted to any optionee to one million,

    - permit the compensation committee to grant non-tandem stock options and stock appreciation rights,

    - more narrowly circumscribe the "change of control" provisions of the plan and

    - make a number of technical amendments to the plan.

EXECUTIVE OFFICERS OF METROMEDIA

The executive officers of the Company and their respective ages and positions are as follows:

NAME                                         AGE      POSITION
---------------------------------------      ---      ------------------------------------------------------------------
John W. Kluge..........................          84   Chairman
Stuart Subotnick.......................          57   Vice Chairman, President and Chief Executive Officer
Silvia Kessel..........................          49   Executive Vice President, Chief Financial Officer and Treasurer
Arnold L. Wadler.......................          56   Executive Vice President, General Counsel and Secretary
Robert A. Maresca......................          64   Senior Vice President
Vincent D. Sasso, Jr...................          41   Vice President

The following is a biographical summary of the experience of the executive officers of the Company other than those who are also directors. For the backgrounds of each of the Company's directors, including biographical information, see "Election of Directors" below.

Mr. Maresca has served as a Senior Vice President of the Company since November 1, 1995 and has served as a Senior Vice President-Finance of the Company for over five years.

Mr. Sasso has served as Metromedia's Vice President of financial reporting since July 1996. Prior to that time, Mr. Sasso served in a number of positions at KPMG LLP from November 1984 to June 1996, including partner from July 1994 to June 1996.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The Company's Chief Executive Officer and its other most highly compensated executive officers are employed and paid by Metromedia Company, and Metromedia Company provides the services of such executive officers to Metromedia pursuant to a management agreement. See "Item 13. Certain Relationships and Related Transactions". The Company has allocated a portion of such management fee to the payment of the salaries of its Chief Executive Officer and other executive officers based upon the services provided to the Company by such officers on behalf of Metromedia Company.

                           SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and the Company's other most highly compensated executive officers for services rendered to the Company and its subsidiaries during the fiscal year ended December 31, 1998, 1997, and 1996. Messrs. Subotnick, Wadler, Maresca, Sasso and Ms. Kessel were employed and paid by the Company and amounts shown below with respect to each of them reflect the portion of their compensation paid by the Company to Metromedia Company in respect of such executive's services to the Company, pursuant to the management agreement. The Company estimates that Messrs. Subotnick, Wadler, Maresca, Sasso and Ms. Kessel spent approximately 20, 20, 20, 30 and 20 hours per week, respectively, working on matters for the Company. The compensation expensed by the Company and paid to Metromedia Company pursuant to the management agreement includes payment for salary only and does not include any payment relating to bonus or other compensation. No other amounts were paid by the Company to these executive officers during 1998.

                                                                                               AWARDS NUMBER OF
                                                                                                  SECURITIES
                                                                              OTHER ANNUAL     UNDERLYING STOCK     ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR  SALARY($)    BONUS($)   COMPENSATION($)       OPTIONS         COMPENS.($)
---------------------------------------------  ----  ---------    --------   ---------------   ----------------    -----------
Stuart Subotnick.............................  1998  $ 765,000       --               --                 --             --
  President and Chief Executive Officer        1997  $ 750,000       --               --          1,050,000             --
                                               1996  $  55,328(1)    --               --                 --             --
Silvia Kessel................................  1998  $ 382,500       --               --                 --             --
  Executive Vice President, Chief Financial    1997  $ 375,000       --               --            250,000             --
  Officer and Treasurer                        1996  $ 350,000       --               --                 --             --
Arnold L. Wadler.............................  1998  $ 382,500       --               --                 --             --
  Executive Vice President, General Counsel    1997  $ 375,000       --               --            250,000             --
  and Secretary                                1996  $ 350,000       --               --                 --             --
Robert A. Maresca............................  1998  $ 220,000       --               --                 --             --
  Senior Vice President and Chief Accounting   1997  $ 220,000       --               --             75,000             --
  Officer                                      1996  $ 200,000       --               --                 --             --
Vincent D. Sasso, Jr.........................  1998  $ 180,000       --               --                 --             --
  Vice President of Financial Reporting        1997  $ 175,000       --               --             75,000             --
                                               1996  $  75,000(2)    --               --                 --             --

------------------------

(1) Mr. Subotnick was appointed President and Chief Executive Officer on December 4, 1996. The amounts shown for Mr. Subotnick reflect the portion of the payment made by the Company to Metromedia Company for the period December 4, 1996 through December 31, 1996.

(2) Mr. Sasso was appointed Vice President of Financial Reporting in July of 1996. The amount shown for Mr. Sasso reflects the portion of the payment made by the Company to Metromedia Company from such period through December 31, 1996.

                  AGGREGATED OPTION AND SAR EXERCISES IN 1998
                   AND FISCAL YEAR-END OPTION AND SAR VALUES

The following table sets forth information concerning the exercise of options or SARs by the named executive officers during the 1998 fiscal year and the number of unexercised options and SARs held by such officers at the end of the 1998 fiscal year.

                          FISCAL YEAR END VALUE $5.438

                                                                   NUMBER OF            VALUE OF UNEXERCISED IN
                                          VALUE REALIZED     SECURITIES UNDERLYING                THE
                                           (MARKET PRICE    UNEXERCISED OPTIONS/SARS       MONEY OPTIONS/SARS
                               SHARES           AT           AT FISCAL YEAR END(#)       AT FISCAL YEAR END($)
                             ACQUIRED ON   EXERCISE LESS   --------------------------  --------------------------
NAME                          EXERCISE    EXERCISE PRICE)  EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------  -----------  ---------------  -----------  -------------  -----------  -------------
Stuart Subotnick...........         -0-            -0-        430,000        620,000          -0-            -0-
Arnold L. Wadler...........         -0-            -0-        150,000        100,000          -0-            -0-
Silvia Kessel..............         -0-            -0-        150,000        100,000          -0-            -0-
Robert A. Maresca..........         -0-            -0-         45,000         30,000          -0-            -0-
Vincent D. Sasso, Jr.......         -0-            -0-         30,000         45,000          -0-            -0-

                         TEN-YEAR OPTION/SAR REPRICINGS

The following table sets forth information concerning the repricing of stock options held by any named executive officer during the last ten years.

                                         NUMBER OF          MARKET PRICE OF   EXERCISE PRICE AT      NEW       LENGTH OF ORIGINAL
                                   SECURITIES UNDERLYING   STOCK AT TIME OF        TIME OF        EXERCISE     OPTION TERMINATION
                                       OPTIONS/SAR'S         REPRICING OR       REPRICING OR      PRICE(1)             AT
NAME                     DATE     REPRICED OR AMENDED($)     AMENDMENT($)       AMENDMENT($)         ($)       DATE OF REPRICING
---------------------  ---------  -----------------------  -----------------  -----------------  -----------  --------------------
Stuart Subotnick.....    3/26/97            50,000             $  9.3125          $   12.75       $    9.31    8 years/10 months
  President and Chief
  Executive Officer
Arnold L. Wadler.....    3/26/97           250,000             $  9.3125          $   12.75       $    9.31    8 years/10 months
  Executive Vice
  President, General
  Counsel and
  Secretary
Silvia Kessel........    3/26/97           250,000             $  9.3125          $   12.75       $    9.31    8 years/10 months
  Executive Vice
  President, Chief
  Financial Officer
  and Treasurer
Robert A. Maresca....    3/26/97            75,000             $  9.3125          $   12.75       $    9.31    8 years/10 months
  Senior Vice
  President and Chief
  Accounting Officer

------------------------

(1) At the time of repricing 40% of the options were vested, the remaining 60% vest ratably over a three year period.

    INDEMNIFICATION AGREEMENTS

The Company has entered into indemnification agreements with certain officers and directors. These indemnification agreements provide for indemnification of such directors and officers to the fullest extent authorized or permitted by law. They also provide for:

    - advancement by the Company of expenses incurred by the director or officer in defending certain litigation

    - the appointment in certain circumstances of an independent legal counsel to determine whether the director or officer is entitled to indemnification and

    - the continued maintenance by the Company of directors' and officers' liability insurance which currently consists of $15 million of primary coverage. These indemnification agreements were approved by the stockholders of the Company at its 1993 annual meeting of stockholders.

    COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and reports of changes in ownership of common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during fiscal year ended December 31, 1998.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of the board of directors consists of Gov. Sanders and Messrs. Imlay, Johnson and White. The compensation committee is comprised entirely of independent directors and is responsible for developing and making recommendations to the board with respect to the Company's executive compensation policies.

    COMPENSATION COMMITTEE REPORT ON COMPENSATION

The following report of the compensation committee discusses the Company's executive compensation policies generally and, specifically, the relationship of the Company's performance in 1998 to the compensation by the Company of its executive officers:

The Company's executive officers are employed and paid by Metromedia Company, and Metromedia Company provides the services of such executive officers to the Company pursuant to a management agreement. For the year ended December 31, 1998, the Company paid Metromedia Company a management fee of $3.5 million pursuant to the management agreement. The Company has allocated a portion of such management fee to the payment of the salaries of the Company's executive officers based upon the services provided to the Company by such officers on behalf of Metromedia Company.

BACKGROUND. In general, the Company's compensation committee seeks to link the compensation allocable to the services provided by each executive officer to the performance of the Company and to the management fee payable pursuant to the management agreement. In addition, the members of the Company's compensation committee constitute all of the members of the Company's board of directors who are not affiliated with Metromedia Company, and such members are therefore the directors whose approval is required to authorize the management fee under the management agreement. Within these parameters, the executive compensation program attempts to provide an overall level of executive compensation, as a component of the management fee, that is competitive with companies of comparable size, similar market and operating characteristics and similar prospects.

During 1996, the Company's compensation committee reviewed total officer compensation against a market comparison group of approximately 12 companies in the communications industry to assess the competitiveness of the compensation of the Company's executive officers. During 1997, the compensation committee reviewed chief executive officer and chairman compensation against a market comparison group of 11 companies in the communications industry to assess further the competitiveness of the compensation of the Company's chief executive officer. The compensation committee has since obtained updated information regarding compensation of the 1997 comparison group.

In such reviews, the compensation committee considered the Company's executive compensation in view of the Company's size, the number of operating units, and the role and responsibilities of the Company's executive officers. In comparing the compensation of its executives with that of executives of companies in the two comparison groups, the compensation committee considered the competitiveness of the amounts of the management fee allocated to salaries of the Company's executive officers, assuming that such amounts were paid directly to such officers, and taking cognizance of the fact that such officers performed duties for Metromedia Company in addition to their duties for the Company, and received additional compensation therefor. The compensation committee also considered the differences between the business of the Company and the businesses of the members of the comparison groups.

The companies included in the NASDAQ Telecommunications Index for purposes of analyzing the performance of the Company's common stock during 1998 (see "Performance Graph" below) are not identical to the 12 companies in the 1996 comparison group or the 11 companies in the 1997 comparison group. Nevertheless, the Company believes that the cross-section of companies included in the NASDAQ Telecommunications Index and the two comparison groups are sufficiently similar and provide a reasonable basis for the compensation committee to develop justified compensation policies and for an investor to evaluate the performance of the Company's common stock.

STOCK OPTIONS. The Company's compensation committee believes that the grant of stock options will motivate executives to create long-term growth in shareholder value. Pursuant to the Company's 1996 Stock Option Plan, the Company grants options at the discretion of the compensation committee, usually annually. The number of option shares covered by such grants is determined based upon assessment of the individual's performance. The compensation committee considers the recommendation of and relies on information provided by the Company's Chief Executive Officer in determining the number of option shares to be granted to the non-CEO executive officers. The compensation committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because the value of the options increases only as the Company's stock price increases after the option grant.

In March 1997, the compensation committee reviewed certain options previously granted to employees of the Company and the market price of the Company's common stock during the past year. The committee recognized that options issued by the Company are utilized as compensation and to provide incentives to improve the Company's performance and thereby positively influence the market price for the Company's common stock for the benefit of all shareholders. The committee determined that the market price had declined despite the Company's significant accomplishments, that certain options previously granted under the stock option plan were at exercise prices significantly in excess of the current market prices of the Company's common stock, and that these outstanding stock options, if left in place, would not achieve the underlying objectives discussed above.

Accordingly, on March 26, 1997, the Company granted replacement stock options to replace certain previously issued stock options under such plan. The replacement options did not involve the grant of any additional shares. The Company granted the replacement options at an exercise price of $9.31 per share, the fair market value per share of shares of the Company's common stock on such date. No other option repricing or exchange has occurred in the past ten years.

CHIEF EXECUTIVE OFFICER COMPENSATION

The Summary Compensation Table sets forth amounts of the management fee paid during 1998 to Metromedia Company and allocable to compensation of Stuart Subotnick, the Company's President and Chief Executive Officer, by the Company. The compensation committee established the amount of the management fee allocable to Mr. Subotnick's base salary in December 1996 upon the resignation of the former chief executive officer of the Company, Mr. John D. Phillips, and the compensation committee subsequently increased this amount. The compensation committee determined the amount of the management fee allocable to Mr. Subotnick's base salary by analyzing the compensation of chief executive officers in the comparison groups, along with the amounts previously paid to Mr. Phillips. The compensation committee believes such analysis is reasonable.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(M)

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

The foregoing report of the compensation committee shall not be deemed to be incorporated by reference into any filing of Metromedia under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates such information by reference, and shall not otherwise be deemed filed under such acts.

                                          Submitted by the compensation
                                          committee
                                          of the Company's board of directors as
                                          of
                                          March 29, 1999

                                          John P. Imlay, Jr.
                                          Clark A. Johnson
                                          Carl E. Sanders
                                          Leonard White

PERFORMANCE GRAPH

As the Company views Snapper as a non-core asset which it manages solely in order to maximize shareholder value, it does not believe that it would be appropriate for it to compare its performance with that of companies operating in a line of business similar to Snapper's line of business. Rather, the Company believes that its performance should be compared to that of telecommunications companies because the telecommunications business constitutes the strategic focus of its business operations. As a result, the following graph sets forth the Company's total stockholder return as compared to the Standard & Poor's 500 Index and the NASDAQ Telecommunications Stock Index for the five year period from January 1, 1993 through December 31, 1998. The total stockholder return assumes $100 invested at the beginning of the period in the Company's common stock, the Standard & Poor's 500 Index and the NASDAQ Telecommunications Index.

          METROMEDIA INTERNATIONAL GROUP, INC. CUMULATIVE TOTAL RETURN EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                             COMPARISON OF CUMULATIVE TOTAL RETURN SINCE DECEMBER 1993 AMONG

                                       Metromedia International Group, Inc. & Select Indices
                                                                                        1993       1994       1995       1996
Metromedia Int. Group, Inc.                                                             $100       $122       $187       $132
S&P 500 Index                                                                           $100       $101       $139       $170
NASDAQ Telecomm Index                                                                   $100        $84       $113       $117



                                  1997       1998
Metromedia Int. Group, Inc.       $127        $72
S&P 500 Index                     $227       $291
NASDAQ Telecomm Index             $166       $271

                                                                               1993       1994       1995       1996       1997
                                                                             ---------  ---------  ---------  ---------  ---------
Metromedia Int. Group, Inc.................................................  $     100  $     122  $     187  $     132  $     127
S&P 500 Index..............................................................  $     100  $     101  $     139  $     170  $     227
NASDAQ Telecomm Index......................................................  $     100  $      84  $     113  $     117  $     166

                                                                               1998
                                                                             ---------
Metromedia Int. Group, Inc.................................................  $      72
S&P 500 Index..............................................................  $     291
NASDAQ Telecomm Index......................................................  $     271

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of March 31, 1999 certain information regarding each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934,

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED) known to own beneficially as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of the Company's outstanding common stock. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                                              NUMBER OF SHARES OF      PERCENTAGE OF
                                                                           COMMON STOCK BENEFICIALLY    OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                               OWNED (1)           COMMON STOCK
-------------------------------------------------------------------------  -------------------------  ---------------
Metromedia Company.......................................................            7,989,206                  12%
  One Meadowlands Plaza
  East Rutherford, NJ 07073

John W. Kluge............................................................           18,326,043(2)               26%
  215 East 67th Street
  New York, NY 10021

Stuart Subotnick.........................................................           18,557,268(2)               26%
  215 East 67th Street
  New York, NY 10021

Snyder Capital Management, L.P...........................................            5,896,092(3)                8%
  350 California Street, Suite 1460
  San Francisco, California 94104-1436

------------------------

(1) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of Company common stock beneficially owned.

(2) Metromedia Company is a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick, each of whom is a director of the Company. The amount set forth in the table above includes 12,415,455 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company (7,989,206) and Met Telcell, Inc. (4,426,249), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,270,588 shares of Company common stock owned directly by a trust affiliated with Mr. Kluge of which Mr. Subotnick is a trustee (the 5,270,548 shares include 200,000 shares of 7.25% cumulative convertible preferred stock which shares are currently convertible into 666,000 shares of common stock), and, with respect to Mr. Subotnick, 231,225 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust. The amounts shown for Messrs. Kluge and Subotnick also include options to acquire 640,000 shares exercisable within 60 days of the date hereof owned by each of Messrs. Kluge and Subotnick.

(3) Pursuant to a report on Schedule 13G filed with the Securities and Exchange Commission on February 5, 1999 by Snyder Capital Management, L.P. Synder Capital Management, L.P. is wholly owned by Nvest Companies, L.P., a limited partnership affiliated with Nvest, L.P. a publicly traded limited partnership. The general partner of Nvest, L.P. and the managing general partner of Nvest Companies, L.P. is an indirect wholly owned subsidiary of Metropolitan Life Insurance Company. As of June 30, 1998, Metropolitan Life Insurance Company beneficially owned all the of the general partner interests in Nvest Companies and Nvest, L.P. and, in the aggregate, general partner

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
    and limited partner interests of Nvest Companies and Nvest, L.P. representing approximately 47% of the economic interest in the business of Nvest Companies.

The foregoing information is based on a review as of June 30, 1999 by the Company of statements filed with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Securities Exchange Act of 1934. To the best knowledge of the Company, except as set forth above, no person beneficially owns more than 5% of the Company's outstanding common stock.

SECURITIES BENEFICIALLY OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the beneficial ownership of Company common stock as of March 31, 1999 with respect to:

    - each director and director nominee of the Company,

    - each executive officer named in the Summary Compensation Table under "Executive Compensation" and

    - all directors and executive officers of the Company as a group.

                                                 NUMBER OF                PERCENTAGE
                                                 SHARES OF                    OF
                                                COMMON STOCK              OUTSTANDING
                                                BENEFICIALLY                COMMON
NAME OF BENEFICIAL OWNER                         OWNED (1)                  STOCK
---------------------------------------------  --------------             ----------
John P. Imlay, Jr............................         56,000(2)(3)(4)             *
Clark A. Johnson.............................        136,500(2)(3)(4)             *
Silvia Kessel................................        203,085(5)                   *
John W. Kluge................................     18,326,043(2)(6)(7)            26%
Robert A. Maresca............................         60,000(8)                   *
Carl E. Sanders..............................         87,497(2)(3)(4)(9)          *
Vincent D. Sasso, Jr.........................         45,000(10)                  *
Richard J. Sherwin...........................        866,546(11)                  1%
Stuart Subotnick.............................     18,557,268(2)(6)(7)(12)        26%
Arnold L. Wadler.............................        215,415(5)                   *
Leonard White................................          1,000(4)(13)               *
All Directors and Executive Officers as a
  group (11 persons).........................     20,924,271                     29%

------------------------

* Holdings do not exceed one percent of the total outstanding shares of Company common stock.

(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of Company common stock beneficially owned.

(2) Includes options to acquire 40,000 shares of Company common stock issued under the Metromedia International Group, Inc. 1996 Incentive Stock Plan. The 1996 Stock Plan was approved by the Company's stockholders at the 1996 Annual Meeting of Stockholders.

(3) Includes options to acquire 15,000 shares of Company common stock under the 1996 Stock Plan.

(4) Includes options to acquire 1,000 shares of Company common stock under the 1996 Stock Plan.

(5) Includes options to acquire 200,000 shares under the 1996 Stock Plan.

(6) Includes 12,415,455 shares of Company common stock beneficially owned through Metromedia Company of which Mr. Kluge is a general partner (7,989,206 shares) and Met Telcell (4,426,249

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)
    shares), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,270,588 shares of Company common stock owned directly by a trust affiliated with Mr. Kluge of which Mr. Subotnick is a trustee, which includes 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,000 shares of common stock. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust.

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

(12) Includes 231,225 shares owned directly by Mr. Subotnick.

(13) Includes options to acquire 20,000 shares of common stock under the 1996 Stock Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    THE COMPANY'S RELATIONSHIP WITH METROMEDIA COMPANY

Metromedia Company and its affiliates are collectively the largest single stockholder of the Company, beneficially owning, as of March 31, 1999, approximately 27% of the issued and outstanding shares of common stock.

The Company is a party to a number of agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

MANAGEMENT AGREEMENT. The Company is a party to a management agreement with Metromedia Company dated November 1, 1995, as amended, pursuant to which Metromedia Company provides the Company with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. This management agreement terminates on October 31, 1999, and is automatically renewed for successive one year terms unless either party terminates upon 60 days prior written notice. Pursuant to an amendment dated January 1, 1999, the management fee under this management agreement was increased to $3.75 million per year, payable monthly at a rate of $312,500 per month. The Company is also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement. Pursuant to the management agreement, the Company has agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the management agreement. In fiscal 1998, Metromedia Company received no money for its out-of-pocket costs and expenses or for interest on advances extended by it to the Company pursuant to the management agreement.

TRADEMARK LICENSE AGREEMENT. The Company is party to a license agreement with Metromedia Company, dated November 1, 1995 as amended on June 13, 1996, pursuant to which Metromedia Company has granted the Company a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. This license agreement can be terminated by Metromedia Company upon one month's prior written notice in the event of:

    - the expiration or termination of the management agreement;

    - a "change in control" of the Company (as defined below); or

    - any of the stock or all or substantially all of the assets of any of the subsidiaries of the Company is sold or transferred, in which case, the Company license agreement shall terminate with respect to such subsidiary.

A change in control of the Company is defined as:

    - a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) not in existence at the time of the execution of the Company license agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of stock of the Company;

    - a change in the composition of the Company's board of directors whereby a majority of the members thereof are not directors serving on the board at the time of the license agreement or any person succeeding such director who was recommended or elected by such directors;

    - a reorganization, merger or consolidation whereby, following the consummation thereof, Metromedia Company would hold less than 10% of the combined voting power of all classes of the Company's stock;

    - a sale or other disposition of all or substantially all of the assets of the Company; or

    - any transaction the result of which would be that the common stock would not be required to be registered under the Securities Exchange Act of 1934 and the holders of common stock would not receive common stock of the survivor of the transaction which is required to be registered under the Securities Exchange Act of 1934.

In addition, Metromedia Company has reserved the right to terminate the license agreement in its entirety immediately upon written notice to the Company if, in Metromedia Company's sole judgment, the Company's continued use of "Metromedia" as a trade name would jeopardize or be detrimental to the goodwill and reputation of Metromedia Company.

Pursuant to the Metromedia license agreement, the Company has agreed to indemnify and hold Metromedia Company harmless against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the license agreement.

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

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                BY:              /S/ SILVIA KESSEL
                                     -----------------------------------------
                                                   Silvia Kessel
                                     EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
                                          OFFICER, TREASURER AND DIRECTOR

Dated: August   , 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ JOHN W. KLUGE *        Chairman of the Board
------------------------------                                 August 31, 1999
        John W. Kluge

                                Vice Chairman of the Board,
    /s/ STUART SUBOTNICK *        President and Chief
------------------------------    Executive Officer            August 31, 1999
       Stuart Subotnick           (Principal Executive
                                  Officer)

                                Executive Vice President,
      /s/ SILVIA KESSEL           Chief Financial Officer,
------------------------------    Treasurer and Director       August 31, 1999
        Silvia Kessel             (Principal Financial
                                  Officer)

    /s/ ARNOLD L. WADLER *      Executive Vice President,
------------------------------    General Counsel,             August 31, 1999
       Arnold L. Wadler           Secretary and Director

  /s/ VINCENT D. SASSO, JR.     Vice President (Principal
------------------------------    Accounting Officer)          August 31, 1999
    Vincent D. Sasso, Jr.

   /s/ JOHN P. IMLAY, JR. *     Director
------------------------------                                 August 31, 1999
      John P. Imlay, Jr.

    /s/ CLARK A. JOHNSON *      Director
------------------------------                                 August 31, 1999
       Clark A. Johnson

   /s/ RICHARD J. SHERWIN *     Director
------------------------------                                 August 31, 1999
      Richard J. Sherwin

     /s/ LEONARD WHITE *        Director
------------------------------                                 August 31, 1999
        Leonard White

    /s/ CARL E. SANDERS *       Director
------------------------------                                 August 31, 1999
       Carl E. Sanders

*   By Silvia Kessel, attorney-in-fact

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

                                                                        KPMG LLP

New York, New York
March 24, 1999

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
Revenues:
  Communications Group......................................................  $    30,208  $   21,252  $    14,047
  Lawn and garden equipment.................................................      210,084     183,076       22,545
                                                                              -----------  ----------  -----------
                                                                                  240,292     204,328       36,592
Cost and expenses:
  Cost of sales and operating expenses--Communications Group................        8,522       2,549        1,558
  Cost of sales--Lawn and garden equipment..................................      147,394     123,995       20,699
  Selling, general and administrative.......................................      153,327     141,125       57,184
  Depreciation and amortization.............................................       20,588      16,734        7,677
  Nonrecurring charges......................................................       40,317      --          --
                                                                              -----------  ----------  -----------
Operating loss..............................................................     (129,856)    (80,075)     (50,526)
Other income (expense):
  Interest expense..........................................................      (16,331)    (20,922)     (19,090)
  Interest income...........................................................       12,746       9,840        5,308
  Gain on sale of Protocall Ventures, net...................................        5,527      --          --
  Equity in losses of and writedown of investment in unconsolidated
    investees...............................................................      (18,151)    (53,150)      (7,835)
  Foreign currency loss.....................................................         (137)       (714)        (255)
                                                                              -----------  ----------  -----------
                                                                                  (16,346)    (64,946)     (21,872)
  Loss before income tax benefit (expense), minority interest, discontinued
    operations and extraordinary items......................................     (146,202)   (145,021)     (72,398)
Income tax benefit (expense)................................................          358       5,227         (414)
Minority interest...........................................................        9,858       8,893          666
                                                                              -----------  ----------  -----------
Loss from continuing operations.............................................     (135,986)   (130,901)     (72,146)
Discontinued operations:
  Gain on disposal and (loss) on assets held for sale.......................       12,316     266,294      (16,305)
  Loss from discontinued operations.........................................      --          (32,258)     (22,287)
                                                                              -----------  ----------  -----------
                                                                                 (123,670)    103,135     (110,738)
Extraordinary items:
  Loss and equity in loss on early extinguishment of debt...................      --          (14,692)      (4,505)
                                                                              -----------  ----------  -----------
Net income (loss)...........................................................     (123,670)     88,443     (115,243)
Cumulative convertible preferred stock dividend requirement.................      (15,008)     (4,336)     --
                                                                              -----------  ----------  -----------
Net income (loss) attributable to common stockholders.......................  $  (138,678) $   84,107  $  (115,243)
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
Weighted average number of common shares--Basic.............................       68,955      66,961       54,293
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------
Income (loss) per common share--Basic:......................................
  Continuing operations.....................................................  $     (2.19) $    (2.02) $     (1.33)
  Discontinued operations...................................................  $      0.18  $     3.50  $     (0.71)
  Extraordinary items.......................................................  $   --       $    (0.22) $     (0.08)
  Net income (loss).........................................................  $     (2.01) $     1.26  $     (2.12)
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 1998         1997        1996
                                                                              -----------  ----------  -----------
Operating activities:
  Net income (loss).........................................................  $  (123,670) $   88,443  $  (115,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    (Gain) on disposal and loss on assets held for sale.....................      (12,316)   (266,294)      16,305
    Loss from discontinued operations.......................................      --           32,258       22,287
    Loss and equity in loss on early extinguishment of debt.................      --           14,692        4,505
    Equity in losses and write down of investment in unconsolidated
      investees.............................................................       18,151      53,150        7,835
    Nonrecurring charges....................................................       40,317      --          --
    Gain on sale of Protocall Ventures, net.................................       (5,527)     --          --
    Depreciation and amortization...........................................       20,588      16,734        7,677
    Minority interest.......................................................       (9,858)     (8,893)        (666)
    Other...................................................................         (909)      3,922        2,881
Changes in assets and liabilities, net of effect of acquisitions, dispo-
  sitions and consolidation of Snapper:
    (Increase) decrease in accounts receivable..............................       (3,838)     10,443         (909)
    (Increase) decrease in inventories......................................       32,475     (41,137)      (2,473)
    (Increase) decreases in other assets....................................       (4,099)      1,691       (5,700)
    Increases (decrease) in accounts payable and accrued expenses...........      (10,492)    (29,681)       1,335
    Other operating activities, net.........................................       (2,185)        900         (968)
                                                                              -----------  ----------  -----------
      Cash used in operating activities.....................................      (61,363)   (123,772)     (63,134)
                                                                              -----------  ----------  -----------
Investing activities:
  Investments in and advances to Joint Ventures.............................      (48,171)    (64,714)     (37,755)
  Distributions from Joint Ventures.........................................        5,441       5,630        3,438
  Proceeds from sale of Protocall Ventures..................................       14,533      --          --
  Cash paid for acquisitions and additional equity in subsidiaries..........      (10,997)    (17,851)      (2,545)
  Net proceeds from sale of discontinued operations.........................       57,298     276,607      --
  Investment in RDM Sports Group, Inc.......................................      --          (15,000)     --
  Purchase of short-term investments........................................       (3,069)   (100,000)     --
  Proceeds from sale of short-term investments..............................      103,069      --            5,366
  Additions to property, plant and equipment................................      (11,400)    (10,451)      (5,081)
  Other investing activities, net...........................................         (134)      1,154       12,988
                                                                              -----------  ----------  -----------
      Cash provided by (used in) investing activities.......................      106,570      75,375      (23,589)
                                                                              -----------  ----------  -----------
Financing activities:
  Proceeds from issuance of long-term debt..................................       49,918      30,124       52,594
  Payments on notes and subordinated debt...................................      (77,500)   (156,771)     (81,522)
  Proceeds from issuance of stock related to public stock offerings.........      --          199,442      190,604
  Proceeds from issuance of common stock related to incentive plans.........        5,347      18,153          972
  Preferred stock dividends paid............................................      (15,008)     (3,709)     --
  Other financing activities, net...........................................      --            1,419       (7,130)
                                                                              -----------  ----------  -----------
      Cash provided by (used in) financing activities.......................      (37,243)     88,658      155,518
                                                                              -----------  ----------  -----------
  Net increase in cash and cash equivalents.................................        7,964      40,261       68,795
  Cash and cash equivalents at beginning of year............................      129,661      89,400       20,605
                                                                              -----------  ----------  -----------
  Cash and cash equivalents at end of year..................................  $   137,625  $  129,661  $    89,400
                                                                              -----------  ----------  -----------
                                                                              -----------  ----------  -----------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------
                                                                                  1998        1997        1996
                                                                               -----------  ---------  -----------
Net income (loss)............................................................  $  (123,670) $  88,443  $  (115,243)
Other comprehensive loss, net of tax:
  Foreign currency translation adjustment....................................       (1,810)    (2,526)        (618)
  Minimum pension liability..................................................         (904)      (805)     --
                                                                               -----------  ---------  -----------
Other comprehensive loss.....................................................       (2,714)    (3,331)        (618)
                                                                               -----------  ---------  -----------
Comprehensive income (loss)..................................................  $  (126,384) $  85,112  $  (115,861)
                                                                               -----------  ---------  -----------
                                                                               -----------  ---------  -----------

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. and Snapper, Inc. as of November 1, 1996 (see note 7). All significant intercompany transactions and accounts have been eliminated.

The Company reports the results of the operations of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems of China Unicom, on a three month lag.

For 1998, interest income from unconsolidated investees has been eliminated against the equity in losses from unconsolidated investees. Amounts reported for prior years have been reclassified to conform to the 1998 presentation. For 1997, equity in losses and write down in RDM Sports Group, Inc. has been included in equity in losses and write down of unconsolidated investees.

In July 1997 and April 1998 the Company completed the sales of substantially all of its entertainment assets and Landmark Theatre Group, Inc., respectively (see notes 5 and 6). The transactions have been recorded as discontinuances of business segments. In addition, as of April 1, 1997, for financial statement reporting purposes, the Company no longer qualified to treat its investment in RDM as a discontinued operation and the Company has included in its results of continuing operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (see note 8).

DESCRIPTION OF THE BUSINESS

COMMUNICATIONS GROUP

The Company, through Metromedia International Telecommunications, Inc. and its majority owned subsidiary Metromedia China Corporation which together is defined as the "Communications Group", is the owner of various interests in joint ventures and subsidiaries that are currently in operation or planning to commence operations in Eastern Europe, the republics of the former Soviet Union, the People's Republic of China and other selected emerging markets. The Communications Group consists of two geographic areas, communications and media businesses in Eastern Europe and the republics of the former Soviet Union, and in China. The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging, and radio broadcasting. The Communications Group's joint ventures in China provide financing, technical assistance and consulting services for telecommunications projects. The Communications Group develops communications businesses in heavily populated areas, primarily in countries that lack reliable and efficient communications services. The Communications Group's strategy is to gain early entry into target markets in order to capitalize on the increasing demand for quality modern communications systems.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

COMMUNICATIONS GROUP

The Communications Group and its joint ventures' and subsidiaries' cable, paging and telephony operations recognize revenues in the period the service is provided. Installation fees are recognized as revenues upon subscriber hook-up to the extent installation costs are incurred. Installation fees in excess of installation costs are deferred and recognized over the length of the related individual contract. The Communications Group and its joint ventures' and subsidiaries' radio operations recognize advertising revenue when commercials are broadcast.

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

Statement of Financial Accounting Standards No. 128, "Earnings per Share" specifies the computation, presentation and disclosure requirements for earnings per share. Statement 128 requires the presentation of basic earnings per share and diluted earnings per share.

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations available to common stockholders exists. For the years ended December 31, 1998, 1997, and 1996 the Company had losses from continuing operations.

The computation of basic earnings per share for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except per share amounts):

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

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The Communications Group records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the joint ventures under the line of credit agreements between the Company or one of its subsidiaries and the joint ventures is reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $212.1 million in funding of which $49.4 million in funding obligations remain at December 31, 1998. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

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

The Communications Group recognized this competitive risk during 1997 and 1998 and in response rolled out its own programs to reposition its paging services in a unique fashion. Such programs as calling party pays and "web paging" were introduced as new applications.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
During the fourth quarter of 1998 the Company determined that its marketing programs had failed to reposition its paging services and that it would not be able to effectively compete for its traditional paging customers in those markets where GSM is combined with calling party pays tariffs and prepaid calling cards. Since its operating and marketing initiatives failed to diminish the effects of the increased competition, the paging operations continued to generate operating losses in 1998. In the current environment, the potential for growth in most of the markets the Communications Group paging operations competes in is limited. Consistent with the Company's strategy to maximize value for the capital employed, the Communications Group has developed a revised operating plan to stabilize its paging operations. Accordingly, the Communications Group has evaluated each of its paging properties, revised operating plans and determined that a write down of the carrying value of its investment is appropriate.

Under the revised plan, the Communications Group intends to manage its paging business to a cash flow break even level that will not require significant additional funding for its operations. The Company has determined that the Communications Group's estimated future undiscounted cash flows from the revised plan are below the carrying value of the Communications Group's long-lived assets, and has adjusted the carrying value of these long-lived assets to zero based on its expectation of break even future cash flows. As a result of the revised plan, the Company has taken a non-cash, nonrecurring charge on its paging assets of $49.9 million, which includes a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets of $4.4 million and investments in and advances to joint ventures of $5.4 million and wrote down inventory of $4.2 million. The write down relates to both consolidated joint ventures and subsidiaries and joint ventures recorded under the equity method. The Company has adjusted its investments in certain paging operations which are recorded under the equity method to zero and does not intend to provide significant additional funding to these equity investees, and unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

The Communications Group believes that its paging businesses in Moscow, Ukraine and Uzbekistan are relatively unaffected by the GSM competition and continue to be viable business opportunities and have not been written down. Although GSM is available in those markets, the Company believes that the regulators are unlikely to allow calling party pays tariffs for the foreseeable future.

In addition, during the fourth quarter of 1998, pager inventory of $1.5 million and $2.7 million of material relating to a promotional campaign in Romania was written off which is included in the cost of sales in the Company's consolidated results of operations for the year ended December 31, 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
At December 31, 1998 and 1997, the Communications Group's unconsolidated investments in the joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, and distributions were as follows (in thousands):

                                                                                                       YEAR           YEAR
                                                                                                      VENTURE      OPERATIONS
NAME                                                             1998       1997      OWNERSHIP %     FORMED        COMMENCED
-------------------------------------------------------------  ---------  ---------  -------------  -----------  ---------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (1)......................................  $   9,817  $  11,996           22%         1996           1997
Magticom, Georgia (1)........................................     13,048      6,951           35%         1996           1997
                                                               ---------  ---------
                                                                  22,865     18,947
                                                               ---------  ---------
FIXED TELEPHONY
Instaphone, Kazakhstan (2)...................................      1,168        684           50%         1998           1998
                                                               ---------  ---------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia, Georgia.....................................      5,922      6,080           30%         1994           1994
                                                               ---------  ---------
CABLE TELEVISION
Kosmos TV, Moscow, Russia....................................      1,385       (123)          50%         1991           1992
Baltcom TV, Riga, Latvia.....................................      4,003      6,093           50%         1991           1992
Ayety TV, Tbilisi, Georgia...................................      3,045      3,732           49%         1991           1993
Kamalak TV, Tashkent, Uzbekistan.............................      2,976      2,824           50%         1992           1993
Sun TV, Chisinau, Moldova....................................      4,731      4,671           50%         1993           1994
Cosmos TV, Minsk, Belarus....................................      2,934      2,135           50%         1993           1996
Alma TV, Almaty, Kazakhstan..................................      5,994      2,597           50%         1994           1995
Teleplus, St. Petersburg, Russia (2).........................      1,941      1,093           45%         1996           1998
                                                               ---------  ---------
                                                                  27,009     23,022
                                                               ---------  ---------
PAGING
Baltcom Plus, Latvia (3).....................................     --          1,232           50%         1994           1995
Paging One, Georgia (3)......................................     --          1,037           45%         1993           1994
Raduga Poisk, Nizhny Novgorod, Russia (3)....................     --            549           45%         1993           1994
PT Page, St. Petersburg, Russia (3)..........................     --          1,006           40%         1994           1995
Paging Ajara, Batumi, Georgia (3)............................     --            277           35%         1996           1997
Kazpage, Kazakhstan (3) (4)..................................     --            864        26-41%         1996           1997
Kamalak Paging, Tashkent, Uzbekistan.........................      2,260      2,243           50%         1992           1993
Alma Page, Almaty, Kazakhstan (3)............................     --          1,936           50%         1994           1995
Mobile Telecom, Russia (5)...................................      7,405     --               50%         1998           1998
                                                               ---------  ---------
                                                                   9,665      9,144
                                                               ---------  ---------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                                       YEAR           YEAR
                                                                                                      VENTURE      OPERATIONS
NAME                                                             1998       1997      OWNERSHIP %     FORMED        COMMENCED
-------------------------------------------------------------  ---------  ---------  -------------  -----------  ---------------
RADIO BROADCASTING
Radio Katusha, St. Petersburg, Russia (6)....................     --            971           75%         1993           1995
Radio Nika, Socci, Russia....................................        244        337           51%         1995           1995
AS Trio LSL, Estonia.........................................      1,903      1,593           49%         1997           1997
                                                               ---------  ---------
                                                                   2,147      2,901
                                                               ---------  ---------
OTHER
Trunked mobile radio ventures (7)............................     --          6,150
                                                               ---------  ---------
PRE-OPERATIONAL (8)
ATK, Archangelsk, Russia (9).................................      1,746     --               81%         1998         --
Tyumenruskom, Russia.........................................      2,228     --               46%         1998         --
Caspian American Telecom, Azerbaijian........................      5,488     --               38%         1998         --
Telephony related ventures and equipment.....................      2,612      9,003
Other........................................................      6,313     10,511
                                                               ---------  ---------
                                                                  18,387     19,514
                                                               ---------  ---------
TOTAL........................................................  $  87,163  $  86,442
                                                               ---------  ---------
                                                               ---------  ---------

------------------------------

(1) In August 1998, the Communications Group increased its ownership at Baltcom GSM from 21% to 22% and in Magticom from 34% to 35%.
(2) Included in pre-operational at December 31, 1997.

(3) Investment balance reflects write down of investment.

(4) Kazpage is comprised of a service entity and 10 paging joint ventures. The Company's interest in the paging joint ventures ranges from 26% to 41% and its interest in the service entity is 51%.

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

(6) In November 1997, the Communications Group purchased an additional interest in Radio Katusha, increasing its ownership to 75%. This joint venture is now consolidated.

(7) In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. The Company's interest in Spectrum, a trunked mobile radio venture in Kazakhstan, was written off during the fourth quarter of 1998.

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

Summarized combined balance sheet financial information of unconsolidated joint ventures as of September 30, 1998 and 1997 and combined statement of operations financial information for the years

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) ended September 30, 1998, 1997 and 1996 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                               1998        1997
                                                                                            ----------  ----------
Assets:
  Current assets..........................................................................  $   34,617  $   30,563
  Investments in systems and equipment....................................................     111,114      84,875
  Other assets............................................................................       7,103       9,758
                                                                                            ----------  ----------
      Total assets........................................................................  $  152,834  $  125,196
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Liabilities and Joint Ventures' Deficit:
  Current liabilities.....................................................................  $   31,934  $   28,280
  Amount payable under credit facility....................................................      66,574      50,692
  Other long-term liabilities.............................................................      82,314      49,232
                                                                                            ----------  ----------
                                                                                               180,822     128,204
  Joint ventures' deficit.................................................................     (27,988)     (3,008)
                                                                                            ----------  ----------
      Total liabilities and joint ventures' deficit.......................................  $  152,834  $  125,196
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMBINED STATEMENTS OF OPERATIONS

                                                                                  1998       1997       1996
                                                                                ---------  ---------  ---------
Revenues......................................................................  $  98,709  $  70,418  $  44,800
Costs and Expenses:
  Cost of sales and operating expenses........................................     26,697     17,619     15,490
  Selling, general and administrative.........................................     50,082     35,860     25,381
  Depreciation and amortization...............................................     25,768     14,348      8,039
  Other.......................................................................         (5)        30      1,674
                                                                                ---------  ---------  ---------
      Total expenses..........................................................    102,542     67,857     50,584
                                                                                ---------  ---------  ---------
  Operating income (loss).....................................................     (3,833)     2,561     (5,784)
  Interest expense............................................................    (13,521)    (6,339)    (3,883)
  Other loss..................................................................     (2,384)    (2,689)      (391)
  Foreign currency transactions...............................................     (4,055)    (2,757)      (425)
                                                                                ---------  ---------  ---------
  Net loss....................................................................  $ (23,793) $  (9,224) $ (10,483)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the years ended December 31, 1998, 1997 and 1996. For the years ended December 31, 1998, 1997 and 1996 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                                YEAR ENDED DECEMBER 31, 1998
                           -------------------------------------------------------------------------------------------------------
                                                        INTERNATIONAL
                                                          AND LONG
                           CELLULAR TELE-     FIXED       DISTANCE        CABLE                   RADIO
                           COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING   BROADCASTING   OTHER (2)    TOTAL
                           --------------   ---------   -------------   ----------   --------  ------------   ---------   --------
CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES (1)
Revenues.................     $--            $ --          $--           $  3,444    $  4,204    $17,081       $ 3,200    $ 27,929
Depreciation and
  amortization...........      --              --           --              1,541       1,591      1,228           481       4,841
Operating income
  (loss).................      --              --           --             (1,475)    (20,632)     1,171          (186)    (21,122)
Interest income..........      --              --           --             --              13        363            29         405
Interest expense.........      --              --           --                942       1,721        480           106       3,249
Net loss.................      --              --           --             (2,720)    (22,872)    (1,546)         (364)    (27,502)

Assets...................      --              --           --              7,289       3,629     19,564        12,535      43,017
Capital expenditures.....      --              --           --                760       2,278      1,099         --          4,137

UNCONSOLIDATED JOINT
  VENTURES
Revenues.................     $ 22,091       $    30       $27,187       $ 27,996    $ 16,222    $ 2,134       $ 3,049    $ 98,709
Depreciation and
  amortization...........        9,384            13         1,927         12,056       1,570        212           606      25,768
Operating income
  (loss).................       (5,665)         (403)        7,849         (3,737)        633       (125)       (2,385)     (3,833)
Interest income..........            2         --               14              4           3     --             --             23
Interest expense.........        6,831            96           375          4,538         851         15           815      13,521
Net income (loss)........      (12,821)         (495)        5,333         (8,985)     (3,384)      (221)       (3,220)    (23,793)

Assets...................       75,629         1,105        25,599         33,363      13,098      1,320         2,720     152,834
Capital expenditures.....       31,781           652         2,062         12,047       2,204        328         3,278      52,352

Net investment in joint
  ventures...............       22,865         1,168         5,922         27,009       9,665      2,147         --         68,776
Equity in income (losses)
  of unconsolidated
  investees..............       (5,867)         (515)        1,600         (3,877)     (7,460)      (108)         (884)    (17,111)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                     YEAR ENDED DECEMBER 31, 1997
                                     ---------------------------------------------------------------------------------------------
                                                      INTERNATIONAL
                                                        AND LONG
                                     CELLULAR TELE-     DISTANCE        CABLE                    RADIO
                                     COMMUNICATIONS     TELEPHONY    TELEVISION    PAGING    BROADCASTING    OTHER (2)     TOTAL
                                     ---------------  -------------  -----------  ---------  -------------  -----------  ---------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues...........................     $  --           $  --         $   1,902   $   3,318    $  13,549     $     598   $  19,367
Depreciation and amortization......        --              --               791         790          607            89       2,277
Operating income (loss)............        --              --            (1,953)     (4,084)       3,935           145      (1,957)
Interest income....................        --              --                 5          66          146            22         239
Interest expense...................        --              --               577         683          387        --           1,647
Net income (loss)..................        --              --            (2,654)     (5,198)       1,356           167      (6,329)

Assets.............................        --              --             8,148       8,132       15,073         6,581      37,934
Capital expenditures...............        --              --             1,423       1,895          238        --           3,556

UNCONSOLIDATED JOINT VENTURES
Revenues...........................     $   2,587       $  30,866     $  21,412   $   9,681    $   2,466     $   3,406   $  70,418
Depreciation and amortization......         2,380           1,287         8,857         840           92           892      14,348
Operating income (loss)............        (6,761)         17,244        (4,878)        179          247        (3,470)      2,561
Interest income....................            12              31             4           4            6        --              57
Interest expense...................         1,046             382         3,569         800           82           460       6,339
Net income (loss)..................        (8,129)         14,030        (9,875)     (1,318)         121        (4,053)     (9,224)

Assets.............................        53,495          27,558        28,470       9,869        1,564         4,240     125,196
Capital expenditures...............        42,276           8,331         8,244         943          501         2,560      62,855

Net investment in joint ventures...        18,947           6,080        23,022       9,144        2,901         6,150      66,244
Equity in income (losses) of
  unconsolidated investees.........        (2,027)          4,209        (7,212)       (761)         159        (1,601)     (7,233)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                               YEAR ENDED DECEMBER 31, 1996
                                                        --------------------------------------------------------------------------
                                                        INTERNATIONAL
                                                          AND LONG
                                                          DISTANCE        CABLE                    RADIO
                                                          TELEPHONY    TELEVISION    PAGING    BROADCASTING     OTHER      TOTAL
                                                        -------------  -----------  ---------  -------------  ---------  ---------
CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES (1)
Revenues..............................................    $  --         $     170   $   2,880    $   9,363    $  --      $  12,413
Depreciation and amortization.........................       --               302         461          174       --            937
Operating income (loss)...............................       --              (832)       (427)       2,102       --            843
Interest income.......................................       --            --              81           90       --            171
Interest expense......................................       --               116         270          177       --            563
Net income (loss).....................................       --            (1,216)     (1,209)       1,468       --           (957)

Assets................................................       --             2,017       3,232        3,483       --          8,732
Capital expenditures..................................       --             1,813         443          555       --          2,811

UNCONSOLIDATED JOINT VENTURES
Revenues..............................................    $  19,177     $  15,073   $   7,984    $   1,536    $   1,030  $  44,800
Depreciation and amortization.........................          617         5,662       1,184           83          493      8,039
Operating income (loss)...............................        3,122        (5,158)       (516)      (1,823)      (1,409)    (5,784)
Interest income.......................................       --            --               3       --           --              3
Interest expense......................................           65         2,569         769          257          223      3,883
Net income (loss).....................................        2,997        (7,954)     (1,687)      (2,149)      (1,690)   (10,483)

Assets................................................       13,815        25,221       9,597          642        8,345     57,620
Capital expenditures..................................        2,096         6,131       2,996          234       --         11,457

Net investment in joint ventures......................        2,704        23,662       9,869          796        2,049     39,080
Equity in income (losses) of unconsolidated
  investees...........................................          899        (5,011)     (1,232)      (1,896)        (595)    (7,835)

------------------------------

(1) Does not reflect the Communications Group's and Protocall's headquarters revenue and selling, general and administrative expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the six months ended June 30, 1998 and the results of Spectrum through the year ended December 31, 1998.

In December 1998, the Communications Group purchased an 81% interest in ATK, a cable television joint venture in the Archangelsk region of Russia.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

In November 1998, the Communications Group announced its investment in a fixed mobile cellular telephone system in the regions of Tyumen and Tobolsk, Russia. The Communications Group has agreed to make a $1.7 million equity contribution to its joint venture, Tyumenruskom, and to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

In August 1998, the Communications Group formed a venture to acquire a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses in accordance with Caspian American's business plans.

In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million. The Company has written down the carrying value of its remaining trunked mobile radio investment at December 31, 1998. The write off of $1.6 million is offset against the gain on the sale of Protocall Ventures.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17)

In February 1997, Metromedia China, a subsidiary of the Company with telephony interests in China, acquired Asian American Telecommunications Corporation pursuant to a business combination agreement in which Metromedia China and Asian American Telecommunications agreed to combine their businesses and operations. Pursuant to the agreement, each Asian American Telecommunications shareholder and warrant holder exchanged (i) one share of Asian American Telecommunications common stock for one share of Metromedia China common stock, par value $.01 per share, (ii) one warrant to acquire one share of Asian American Telecommunications common stock at an exercise price of $4.00 per share for one warrant to acquire one share of Metromedia China common stock at an exercise price of $4.00 per share and (iii) one warrant to acquire one share of Asian American Telecommunications common stock at an exercise price of $6.00 per share for one warrant to acquire one share of Metromedia China common stock at an exercise price of $6.00 per share. Asian American Telecommunications is engaged in providing funding, consultation and support services to Chinese operators undertaking development and construction of communications services in China. The transaction was accounted for as a purchase, with Metromedia China as the acquiring entity.

As a condition to the closing of the agreement, Metromedia International Telecommunications purchased from Metromedia China, for an aggregate purchase price of $10.0 million, 3,000,000 shares of Metromedia China class A common stock, par value $.01 per share and warrants to purchase an additional 1,250,000 shares of Metromedia China Class A common stock, at an exercise price of $6.00 per share. Shares of Metromedia China Class A common stock are identical to shares of Metromedia China common stock except that they are entitled, when owned by Metromedia International Telecommunications, to three votes per share on all matters voted upon by Metromedia China's stockholders and to vote as a separate class to elect six of the ten members to Metromedia China's

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17) (CONTINUED) board of directors. The securities received by the Communications Group are not registered under the Securities Act, but have certain demand and piggyback registration rights as provided in the stock purchase agreement. As a result of the transaction Metromedia International Telecommunications owned 56.5% of Metromedia China's outstanding common stock with 79.6% voting rights. Subsequently, additional shares were purchased from a minority shareholder, increasing the ownership percentage to 58.4% with 80.4% of the voting rights.

The purchase price of the Asian American Telecommunications transaction was determined to be $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. This has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The amortization of such goodwill for the year ended December 31, 1997 was approximately $2.3 million. The purchase price was allocated as follows (in thousands):

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
                                                                     ---------
                                                                     ---------

The difference between the Company's investment balance of $18.6 million in Metromedia China prior to the acquisition of Asian American Telecommunications and 56.52% of the net equity of Metromedia China subsequent to the acquisition of Asian American Telecommunications of $53.7 million was recorded as an increase to paid-in surplus of $35.1 million in the consolidated statements of stockholders' equity.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17)
(CONTINUED)
(A) SICHUAN JV

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

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its total $11.4 million contribution and China Huaneng has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of $9.3 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

Asian American Telecommunications also has a consulting contract with China Huaneng covering the latter's assistance with operations in China. Under the contract, Asian American Telecommunications is obligated to pay China Huaneng an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at December 31, 1998 exchange rates).

(B) CHONGQING JV

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the original network systems cooperation contract, China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17) (CONTINUED) distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, Asian American Telecommunications entered into a Joint Venture Agreement with China Huaneng for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the rights and obligations of Sichuan JV under the contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan network that would now lie within Chongqing Municipality. Rights and obligations under the contract, as amended, that relate to financing and consulting services for those portions of the originally contemplated Sichuan network lying within the redefined boundaries of Sichuan Province would remain with Sichuan JV.

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.5 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

Commercial operations were launched on the Chongqing network and Sichuan network in January 1999.

(C) NINGBO JV

Asian American Telecommunications entered into a Joint Venture Agreement with Ningbo United Telecommunications Investment Co., Ltd. on September 17, 1996 for the purpose of establishing Ningbo Ya Mei Telecommunications Co., Ltd., known as Ningbo JV. Previously Ningbo United had entered into a Network System Cooperation Contract with China Unicom covering development of a GSM telecommunications project in the City of Ningbo, Zhejiang Province, for China Unicom. The project entails construction of a mobile communications network with a total capacity of 50,000 subscribers. China Unicom constructed and operates the network. Under the Ningbo United contract, Ningbo United is to provide financing and consulting services to China Unicom. The cooperation period for the Ningbo United contract is fifteen years.

With the formation of Ningbo JV, Ningbo United assigned all of its rights and obligations under the Ningbo United contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the Ningbo United contract. Ningbo United also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to Ningbo United by China Unicom. Distributable cash flows, as defined in the amended Ningbo United contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended Ningbo United contract, Ningbo JV will hold non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ningbo JV's funding of the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with funding from Ningbo JV to be part

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17) (CONTINUED) of Ningbo JV's contribution to the Ningbo United contract, regardless of whether Ningbo JV holds title to such assets.

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital. Ningbo United provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV has arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of December 31, 1998, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $23.0 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United.

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

Pursuant to the Ningbo expansion agreement, Asian American Telecommunications and Ningbo United entered into a second Joint Venture Agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd, known as Ningbo JV II. In an amendment to the Ningbo expansion agreement dated July 8, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the Ningbo expansion agreement to Ningbo JV II.

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $7.2 million. As of December 31, 1998, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of December 31, 1998, Asian American Telecommunications had loans outstanding to Ningbo JV II in the amount of $2.0 million. This loan bears interest at 8% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17)
(CONTINUED)
The following tables represent summary financial information for the joint ventures and their related projects in China as of and for the years ended December 31, 1998 and 1997, respectively (in thousands, except subscribers):

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

For the years ended December 31, 1998, 1997 and 1996 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom through the period October 1, 1997 to September 30, 1998 and May 17, 1997 to September 30, 1997. Chongqing JV records revenues from the lease of space currently unused by China Unicom within a building that was purchased by Chongqing JV for China Unicom's long term use as a switching and operations center. As of December 31, 1998, Chongqing JV directly owned this building, but Chongqing JV plans to eventually transfer the building to China Unicom as part of its funding and support under the applicable network systems cooperation contract.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (SEE NOTE 17)
(CONTINUED)

(E) GOLDEN CELLULAR JV

In 1998, the Company dissolved Beijing Metromedia-Jinfeng Communications Technology Development Co. Ltd., a joint venture created in March 1996 with Golden Cellular Communication Co., Ltd. for the purpose of developing, manufacturing, assembling and servicing of wireless telecommunications equipment, central telephone terminals and subscriber telephone terminals equipment and networks using Airspan Communications Corporation (an equipment manufacturer) technology in China.

Golden Cellular and Metromedia China Telephony Limited entered into a settlement contract on March 3, 1998 which provides the terms for dissolution of the Golden Cellular JV. Metromedia China Telephony has agreed to reimburse Golden Cellular $876,000 for certain development expenses incurred by Golden Cellular and assign to Golden Cellular all of Metromedia China Telephony's rights to the assets of the Beijing Metromedia-Jinfeng, valued at approximately $720,000. Certain equipment imported to China by Metromedia China Telephony has been transferred out of China. Metromedia China Telephony was responsible for the costs of shipping the equipment out of China. The Company recorded $1.5 million as the cost to dissolve the Beijing Metromedia-Jinfeng, which is included in operating expenses in the 1997 consolidated statements of operations.

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

SNAPPER

On November 11, 1998, Snapper entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's obligations under the old Snapper credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one year renewals) and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Snapper was in compliance with all bank covenants under the loan agreement at December 31, 1998.

Interest under the Snapper loan agreement is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% (from April 1, 2000 to the Snapper Loan agreement termination date) depending on meeting certain leverage ratios or (ii) the London interbank offered or LIBOR rate (as defined in the Snapper Loan agreement) plus 3.0% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00%, 3.25%, (from
April 1, 2000 to the Snapper loan agreement termination date) depending on meeting certain leverage ratios. The Snapper loan agreement contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to Snapper; limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales, or other transactions with any division or an affiliate of the Company, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company; (vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and (vii) make loans, issue additional indebtedness, or make any guarantees. In addition, Snapper is required to maintain at all times as of the last day of each month a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper loan agreement is secured by a continuing security interest on all of Snapper's assets and properties.

On November 26, 1996, Snapper entered into a credit agreement with AmSouth Bank of Alabama, pursuant to which AmSouth had agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in such Snapper credit agreement for a period ending on January 1, 1999. The Snapper revolver was guaranteed by the Company, and was repaid. Interest under the Snapper revolver was payable at Snapper's option at a rate equal to either

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
(i) prime plus .5% (from November 26, 1996 through May 25, 1997) and prime plus 1.5% (from May 26, 1997 to January 1, 1999) or (ii) LIBOR (as defined in the old Snapper credit agreement) plus 2.5% (from November 26, 1996 through May 25,
1997) and LIBOR plus 3.5% (from May 26, 1997 to January 1, 1999.

The old Snapper credit agreement contained standard representations and warranties, covenants and events of default and provided for the grant of a security interest in substantially all of Snapper's assets. The Snapper revolver was secured by a first priority security interest in all of Snapper's assets and properties and was also entitled to the benefit of a replenishable $1.0 million cash collateral account, which was initially funded by Snapper. Under the old Snapper credit agreement, AmSouth could draw upon amounts in the cash collateral account to satisfy any payment defaults by Snapper and Messrs. Kluge and Subotnick, Chairman of the Board of the Company and Vice Chairman, President and Chief Executive Officer of the Company, respectively, were obligated to replenish such account any time amounts were so withdrawn up to the entire amount of the Snapper revolver.

At December 31, 1996, Snapper was not in compliance with certain of these covenants. The Company and AmSouth amended the old Snapper credit agreement to provide for (i) an annual administrative fee to be paid on December 31, 1997,
(ii) an increase in Snapper's borrowing rates as of December 31, 1997 (from prime rate to prime rate plus 1.50% and from LIBOR plus 2.50% to LIBOR plus 4.00%), and (iii) an increase in Snapper's commitment fee as of December 31, 1997 from .50% per annum to .75% per annum. As part of the amendment to the old Snapper credit agreement AmSouth waived: (i) the covenant defaults as of December 31, 1996, (ii) the $250,000 semi-annual administrative fee requirement which was set to commence on May 26, 1997 and (iii) the mandatory borrowing rate and commitment fee increase that was to occur on May 26, 1997. Furthermore, the amendment replaced certain existing financial covenants with covenants on minimum quarterly cash flow and equity requirements, as defined. In addition, the Company and AmSouth agreed to a $10.0 million credit facility.

On April 30, 1997, Snapper closed a $10.0 million working capital facility with AmSouth which amended Snapper's then existing $55.0 million facility. The working capital facility (i) provided AmSouth with a PARI PASSU collateral interest in all of Snapper's assets (including rights under a make-whole and pledge agreement made by Metromedia Company in favor of AmSouth in connection with the Snapper revolver), (ii) accrued interest on borrowings at AmSouth's floating prime rate (same borrowing rate as the Snapper revolver), and (iii) was due and payable on October 1, 1997. On October 1, 1997 the Company repaid the $10.0 million working capital facility.

On November 12, 1997, Snapper amended and restated the old Snapper credit agreement to increase the amount of the revolving line of credit from $55.0 million to $80.0 million. The Snapper revolver bore interest at an applicable margin above the prime rate (up to 1.5%) or a LIBOR rate (up to 4.0%). The Snapper revolver was to mature on January 1, 2000. The Snapper Revolver was guaranteed by the Company and Messrs. Kluge and Subotnick agreed to guarantee $10.0 million of the Snapper Revolver. The old Snapper credit agreement, as amended and restated, continued to contain certain financial covenants regarding maintaining minimum tangible net worth and satisfying certain quarterly cash flow requirements.

At December 31, 1997, Snapper was not in compliance with the financial covenants under the Snapper revolver. The Company and AmSouth amended the Snapper Credit Agreement to provide for (i) a reduction in the amount of the line of credit from $80.0 million to $55.0 million as of July 1, 1998 and

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. LONG-TERM DEBT (CONTINUED)
(ii) a reduction in the finished goods advance rate from 80% to 70% as of July 1, 1998 and a further reduction to 50% on December 31, 1998. As a part of the amendment to the old Snapper credit agreement, AmSouth waived the covenant defaults as of December 31, 1997. Furthermore, the amendment replaced the existing 1998 financial covenants with covenants reflecting Snapper's anticipated cash flow and equity changes based on the seasonality of the business.

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

5. THE ENTERTAINMENT GROUP SALE

    On July 10, 1997, the Company sold the stock of Orion Pictures Corporation, including substantially all of the assets of its entertainment group, consisting of Orion, Goldwyn Entertainment Company and Motion Picture Corporation of America (and their respective subsidiaries) which included a feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer Inc. for a gross consideration of $573.0 million of which $296.4 million of the proceeds from the entertainment group sale was used to repay amounts outstanding under the entertainment group's credit facilities and certain other indebtedness of the entertainment group.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. THE ENTERTAINMENT GROUP SALE (CONTINUED)
In connection with the refinancing of an existing credit facility, the entertainment group expensed the deferred financing costs associated with the existing credit facility and recorded an extraordinary loss of approximately $4.5 million in 1996.

The following unaudited pro forma information illustrates the effect on the Company's results of operations of (1) the entertainment group sale, (2) the repayment of MMG's outstanding subordinated debentures (see note 4), (3) the acquisition of Asian American Telecommunications (see note 3) and (4) the sale of the Landmark theater group (see note 6) on revenues, loss from continuing operations and loss from continuing operations per share for the year ended December 31, 1997. The unaudited pro forma information assumes (1) the entertainment group sale, (2) the repayment of MMG's outstanding subordinated debentures, (3) the acquisition of Asian American Telecommunications and (4) the sale of Landmark occurred at the beginning of the period (in thousands, except per share amounts).

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
                                                                                   -----------
                                                                                   -----------

6. SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Landmark theatre group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark sale has been recorded as a discontinuance of a business segment in the accompanying consolidated financial statements.

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

On June 20, 1997, RDM entered into a $100.0 million revolving and term credit facility. The RDM credit facility was guaranteed by a letter of credit in the amount of $15.0 million in favor of the lenders thereunder, which was obtained from Metromedia Company (an affiliate of the Company) and could not be drawn until five days after a payment default and fifteen days after non-payment default (as defined under the RDM credit facility). In consideration of providing the letters of credit, Metromedia Company was granted warrants to purchase 3 million shares of RDM common stock (approximately 5% of RDM) at an exercise price of $.50 per share. The RDM warrants had a ten year term and were exercisable beginning September 19, 1997. In accordance with the terms of the agreement entered into in connection with the RDM credit facility, Metromedia Company offered the Company the opportunity to substitute its letter of credit for Metromedia Company's letter of credit and to receive the RDM warrants. On July 10, 1997, the Company's board of directors elected to substitute its letter of credit for Metromedia Company's letter of credit and the RDM warrants were assigned to the Company.

On August 22, 1997, RDM announced that it had failed to make the August 15, 1997 interest payment due on its subordinated debentures and that it had no present ability to make such a payment. As a result of the foregoing, on August 22, 1997, RDM's lenders declared an event of default, as defined under the RDM credit facility, and accelerated all amounts outstanding under such facility. On August 28, 1997, an involuntary bankruptcy petition was filed against a subsidiary of RDM in Federal bankruptcy court in Montgomery, Alabama. RDM and certain of its affiliates each subsequently filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. Since the commencement of their respective chapter 11 cases, RDM and its affiliates have proceeded with the liquidation of their

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENT IN RDM (CONTINUED)
assets and properties and discontinued ongoing business operations. The Company does not currently anticipate that it will receive any distributions on account of its RDM common stock or the RDM warrants. The Company recorded in its results of operations in 1997 a further reduction in the carrying value of RDM of $4.9 million and a loss of $15.0 million on its letter of credit guarantee.

After the commencement of RDM's and its affiliates' chapter 11 cases, RDM's lenders drew upon the entire amount of the Company's letter of credit. Consequently, the Company will become subrogated to the lenders' secured claims against the Company in an amount equal to the drawing under the letter of credit following payment in full of the lenders. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or, if it is successful in asserting any such subrogation claims, whether RDM's remaining assets will be sufficient to pay them.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. The complaint alleges that certain officers, directors and shareholders of RDM, including the Company, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between July 19, 1996 and August 22, 1997, on which date RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The complaint also alleges that the plaintiffs, including the Company, are secondarily liable as controlling persons of RDM. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that former officers or directors of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. On February 16, 1999, the RDM creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS v. METROMEDIA INTERNATIONAL GROUP, INC. Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia Company against RDM and other debtors in the bankruptcy proceedings. On March 3, 1999, the RDM bondholders' committee brought

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENT IN RDM (CONTINUED)
an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. v. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceedings. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

9. ENTERTAINMENT GROUP ACQUISITIONS

On July 2, 1996, the Company consummated the acquisition of the Samuel Goldwyn Company by merging the Company's newly formed subsidiary, SGC Merger Corp., into Samuel Goldwyn Company. Upon consummation of the merger, Samuel Goldwyn Company was renamed Goldwyn Entertainment Company. Holders of Samuel Goldwyn Company common stock received .3335 shares of the Company's common stock for each share of Samuel Goldwyn Company common stock in accordance with a formula set forth in the Agreement and Plan of Merger relating to the merger. Pursuant to the merger, the Company issued 3,130,277 shares of common stock.

The purchase price, including the value of existing Samuel Goldwyn Company stock options and transaction costs related to the merger, was approximately $43.8 million.

Also on July 2, 1996, the Company consummated the acquisition of Motion Picture Corporation of America by merging the Company's recently formed subsidiary, MPCA Merger Corp., with Motion Picture Corporation of America. In connection with this merger, the Company (i) issued 1,585,592 shares of common stock to Motion Picture Corporation of America stockholders, and (ii) paid such stockholders approximately $1.2 million in additional consideration, consisting of promissory notes. The purchase price, including transaction costs, related to the acquisition of Motion Picture Corporation of America was approximately $21.9 million.

The excess of the purchase price over the net fair value of liabilities assumed in the July 2, 1996 mergers amounted to $125.4 million.

Following the consummation of the July 2, 1996 mergers, the Company contributed its interests in Samuel Goldwyn Company and Motion Picture Corporation of America to Orion, with Samuel Goldwyn Company and Motion Picture Corporation of America becoming wholly-owned subsidiaries of Orion. Orion, Samuel Goldwyn Company and Motion Picture Corporation of America were collectively referred to as the Entertainment group (see note 5). The July 2, 1996 mergers were recorded in accordance with the purchase method of accounting for business combinations. The purchase price to acquire both Samuel Goldwyn Company and Motion Picture Corporation of America was allocated to the net assets acquired according to management's estimate of their respective fair values and the results of those purchased businesses have been included in the accompanying consolidated financial statements from July 2, 1996, the date of acquisition (see note 5).

10. STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 1998 and 1997.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share,

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)
generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share (equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock), subject to adjustment under certain conditions.

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control (as defined in the certificate of designation of the preferred stock), each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date (as defined in the certificate of designation) and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

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

As part of the Motion Picture Corporation of America merger, the Company issued 256,504 shares of restricted common stock to certain employees. The common stock was to vest on a pro-rata basis over a three year period ending in July 1999. The total market value of the shares at the time of issuance was treated as unearned compensation and was charged to expense over the vesting period. Unearned compensation charged to expense for the period ended December 31, 1997 and 1996 was $352,000 and, $529,000, respectively. In connection with the entertainment group sale, the 256,504 shares of restricted common stock became fully vested. The cost of $2.3 million associated with the vesting of the restricted common stock was recorded as a reduction to the entertainment group sale gain.

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
                                                    -----------
                                                     21,954,069
                                                    -----------
                                                    -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan. The aggregate number of shares of common stock that may be the subject of awards under the plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the plan may not exceed 250,000 in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 1998 there were aproximately 3.0 million additional shares available for grant under the plan.

Following the Goldwyn merger, the Samuel Goldwyn Company stock option plans were converted into stock options exercisable for common stock of MMG in accordance with its respective exchange ratios.

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

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the plan for the years ended December 31, 1997 and 1996. For the year ended December 31, 1998, compensation expense of $626,000 was recorded under the plan, and for the year ended December 31, 1996, compensation expense of $153,000 has been recorded under a predecessor plan in the consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income (loss) would have (decreased) increased to the pro forma amounts indicated below (in thousands, except per share amount):

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

Pro forma net income reflects only options granted in 1998, 1997 and 1996. In addition, the Samuel Goldwyn Company stock options granted prior to the Goldwyn merger were recorded at fair value and included in the Samuel Goldwyn Company purchase price.

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

On March 26, 1997 the Board of Directors approved the cancellation and reissuance of all stock options previously granted pursuant to the plan at an exercise price of $9.31, the fair market value of MMG common stock at such date. In addition, on March 26, 1997, the board of directors authorized the grant of approximately 1,900,000 stock options at an exercise price of $9.31 under the plan.

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

The use by the Company of the pre-November 1, 1995 net operating loss carryforwards from the business combination consumated on November 1, 1995 reported by The Actava Group, Inc. and Metromedia International Telecommunications (and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Actava and Metromedia International Telecommunications as the parent corporations) are subject to certain limitations as a result of the business combination, respectively.

Under Section 382 of the Internal Revenue Code, annual limitations generally apply to the use of the pre-November 1, 1995 losses by the Company. The annual limitations on the use of the pre-November 1, 1995 losses of Actava and Metromedia International Telecommunications by the Company approximate $18.3 million and $10.0 million per year, respectively. To the extent pre-November 1, 1995 losses equal to the annual limitation with respect to Actava and Metromedia International Telecommunications are not used in any year, the unused amount is generally available to be carried forward and used to increase the applicable limitation in the succeeding year.

The use of pre-November 1, 1995 losses of Metromedia International Telecommunications is also separately limited by the income and gains recognized by the corporations that were members of the Metromedia International Telecommunications affiliated groups. Under proposed Treasury regulations, such pre-November 1, 1995 losses of any such former members of such group, are usable on an aggregate basis to the extent of the income and gains of such former members of such group.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. INCOME TAXES (CONTINUED)

As a result of the November 1, 1995 business combination, the Company succeeded to approximately $92.2 million of pre-November 1, 1995 losses of the Actava. SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. To the extent all of the Actava intangibles are eliminated, when the pre-November 1, 1995 losses are utilized they will reduce income tax expense.

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

The net periodic pension cost and net periodic post-retirement benefit income for the years ended December 31, 1998 and 1997 amounts to $110,000 and $21,000 and $61,000 and $90,000, respectively. Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31, 1998 and 1997 were $7.5 million and $7.7 million and $6.7 million and $7.2 million, respectively. Accrued post-retirement benefit cost at December 31, 1998 and 1997 was $3.0 million and $3.0 million, respectively. Disclosures regarding the reconciliation of benefit obligations, fair value of plan assets and the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1998 and 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA

The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting. The Communications Group's joint ventures in China provide financing, technical assistance and consulting service for telecommunication projects. The revenues, operating results and assets by the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union are disclosed in note 2 and the Communications Group's operations in China are disclosed in note 3. Snapper manufactures Snapper-Registered Trademark- brand premium priced power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories. The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation and amortization.

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS
  OF THE FORMER SOVIET UNION:
Revenues...................................................................  $    30,208  $    21,252  $    14,047
Direct operating costs.....................................................      (87,907)     (55,466)     (36,724)
Nonrecurring charges.......................................................      (40,317)     --           --
                                                                             -----------  -----------  -----------
Earnings before interest, taxes, depreciation, and amortization............      (98,016)     (34,214)     (22,677)
Depreciation and amortization..............................................      (10,625)      (7,183)      (6,382)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................     (108,641)     (41,397)     (29,059)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Equity in losses of unconsolidated investees...............................      (17,111)      (7,233)      (7,835)
Gain on sale of Protocall Ventures.........................................        5,527      --           --
Foreign currency loss......................................................         (137)        (770)        (255)
Minority interest..........................................................        1,527          561          666
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      194,864      227,679      189,979
Capital expenditures.......................................................  $     7,338  $     4,429  $     3,767
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
COMMUNICATIONS GROUP--CHINA:
Revenues...................................................................  $   --       $   --       $   --
Direct operating costs.....................................................      (11,278)     (15,305)      (2,708)
                                                                             -----------  -----------  -----------
Earnings before interest, taxes, depreciation, and amortization............      (11,278)     (15,305)      (2,708)
Depreciation and amortization..............................................       (3,226)      (2,566)         (21)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................      (14,504)     (17,871)      (2,729)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Equity in losses of unconsolidated investees...............................       (1,040)        (861)     --
Foreign currency gain......................................................      --                56      --
Minority interest..........................................................        8,331        8,332      --
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      139,726      118,758        5,026
Capital expenditures.......................................................  $       155  $       403  $        62
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
SNAPPER (1):
Revenues...................................................................  $   210,084  $   183,076  $    22,545
Direct operating costs.....................................................     (210,963)    (191,349)     (30,654)
                                                                             -----------  -----------  -----------
Earnings before interest, taxes, depreciation, and amortization............         (879)      (8,273)      (8,109)
Depreciation and amortization..............................................       (6,728)      (6,973)      (1,256)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................       (7,607)     (15,246)      (9,365)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      134,460      167,858      140,327
Capital expenditures.......................................................  $     3,907  $     5,619  $     1,252
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
OTHER:
Revenues...................................................................  $   --       $   --       $   --
Direct operating costs.....................................................          905       (5,549)      (9,355)
                                                                             -----------  -----------  -----------
Earnings before interest, taxes, depreciation, and amortization............          905       (5,549)      (9,355)
Depreciation and amortization..............................................           (9)         (12)         (18)
                                                                             -----------  -----------  -----------
  Operating income (loss)..................................................          896       (5,561)      (9,373)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end including discontinued operations and eliminations......  $   140,591  $   274,977  $   177,786
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
                                                                                        (IN THOUSANDS)
CONSOLIDATED:
Revenues...................................................................  $   240,292  $   204,328  $    36,592
Direct operating costs.....................................................     (309,243)    (267,669)     (79,441)
                                                                             -----------  -----------  -----------
Earnings before interest, taxes, depreciation, and amortization............     (109,268)     (63,341)     (42,849)
Nonrecurring charges.......................................................      (40,317)     --           --
Depreciation and amortization..............................................      (20,588)     (16,734)      (7,677)
                                                                             -----------  -----------  -----------
  Operating loss...........................................................     (129,856)     (80,075)     (50,526)
Interest expense...........................................................      (16,331)     (20,922)     (19,090)
Interest income............................................................       12,746        9,840        5,308
Gain on sale of Protocall Ventures, net....................................        5,527      --           --
Equity in losses and writedown of unconsolidated investees.................      (18,151)     (53,150)      (7,835)
Foreign currency loss......................................................         (137)        (714)        (255)
Minority interest..........................................................        9,858        8,893          666
                                                                             -----------  -----------  -----------
  Loss before income tax benefit (expense).................................     (136,344)    (136,128)     (71,732)
Income tax benefit (expense)...............................................          358        5,227         (414)
                                                                             -----------  -----------  -----------
  Loss from continuing operations..........................................     (135,986)    (130,901)     (72,146)
Discontinued operations....................................................       12,316      234,036      (38,592)
Extraordinary items........................................................      --           (14,692)      (4,505)
                                                                             -----------  -----------  -----------
  Net income (loss)........................................................  $  (123,670) $    88,443  $  (115,243)
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Assets at year end.........................................................      609,641      789,272      513,118
Capital expenditures.......................................................  $    11,400  $    10,451  $     5,081
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

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

See note 3 regarding the acquisition of Asian American Telecommunications.

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

CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) arising out of government policies, economic conditions, imposition of or changes in government regulations and policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

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

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's joint ventures and subsidiaries are generally permitted to maintain U.S. dollar accounts to serve their U.S. dollar obligations, thereby reducing foreign currency risk. As the Communications Group and its joint ventures and subsidiaries expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a joint venture and subsidiaries receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Some countries, including China, have extensive restrictions on foreign investment in the communications field and the Communications Group attempts to structure its prospective projects in order to comply with such laws. However, there can be no assurance that such legal and regulatory restrictions will not increase in the future or, as currently promulgated, will not be interpreted in a manner giving rise to tighter restrictions, and thus may have a material adverse effect on the Communications Group's existing and prospective projects in the country. Russia has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and more recently has proposed legislation that would limit the number of radio and television businesses that any company could own in a single market. While such proposed legislation has not been enacted, it is possible that such legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on the business operations, financial condition or prospects of the Communications Group. The proposed foreign investment legislation could be similar to United States Federal law which limits foreign ownership in entities owning broadcasting licenses. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of the ventures in which the Communications Group currently has an ownership interest. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how such reduction or restructuring would be implemented, or what impact such reduction or restructuring would have on the Communications Group.

The Communications Group's investments in joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested sino-sino-foreign joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of sino-sino-foreign issues have yet been announced by the Chinese government. There is a risk that the Communications Group along with other telecommunication participants in China, may be required to substantially restructure the terms of its current Sino-Sino-Foreign joint ventures arrangements with China Unicom to meet new Chinese government regulations. It cannot be determined at this time what effects, if any, such actions would have on the future value of the Communications Group's Sino-Sino-Foreign joint ventures and the joint ventures' ability to generate revenue, cash flow or net income.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
The Company's joint ventures and subsidiaries will apply for renewals of their licenses. While there can be no assurance that these licenses will be renewed, based on past experience, the Communications Group expects to obtain such renewals.

The Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., which requires AIG Silk Road to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road to 17.1% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from AIG Silk Road in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group has provided AIG Silk Road the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road's percentage ownership interest.

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

FINANCIAL GUARANTEES

In connection with Metromedia China's investments in the Sichuan JV and the Chongqing JV, the joint ventures entered into a loan for the initial phase with Nortel for $20.0 million to finance the purchase of Nortel equipment for the Sichuan Province and City of Chongqing initial phase project with China Unicom. The Company secured this phase 1 loan repayment with a $20.0 million letter of credit. Pursuant to an agreement executed among Nortel, Sichuan JV, Chongqing JV and China Unicom in December 1998, other than outstanding equipment and interest of $3.3 million, payable in September 1999, all outstanding deferred amounts owed to Nortel were paid. The loan agreement between Nortel and the joint ventures was terminated. The $20.0 million letter of credit associated with the loan agreement was reduced to $3.3 million and Nortel has the right to draw on the $3.3 million in September 1999.

In addition, the Company has guaranteed certain indebtness of one of the Company's cellular telecommunications joint ventures. The total guarantee is for $25.0 million of which $19.8 million has been borrowed at December 31, 1998.

As part of the financing of a joint venture, the Company and its joint venture partner provided a 5% equity interest to the lender. The lender can put back the equity interest to the Company and its joint venture partner at certain dates in the future at an amount not to exceed $6.0 million. In addition, in connection with the financing, Metromedia International Telecommunications and its joint venture partner agreed to provide an additional $7.0 million in funding to the joint venture.

In January 1998, the Communications Group entered into a loan agreement with DSC Finance Corporation pursuant to which DSC agreed to finance 50% of the equipment it provides to the

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Communications Group up to $35.0 million. In June 1998, the Company agreed to guarantee the Communications Group's obligation to repay DSC under such loan agreement.

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

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama. The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company, and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM. Diversified Products previously used the Opelika property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, Diversified Products discontinued the manufacture of exercise weights and no longer needed to use the Opelika property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) sale, the Company and RDM entered into an Environmental Indemnity Agreement under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika property. The Company's obligations under the indemnity agreement with respect to the Opelika property are not limited. The indemnity agreement does not cover environmental liabilities relating to any property now or previously owned by Diversified Products except for the Opelika property. On January 22, 1996, the Alabama Department of Environmental Management advised the Company that the Opelika property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from the Department of Environmental Management required the Company to present for the Department's approval a written environmental remediation plan for the Opelika property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to the Department of Environmental Management that the work was successfully completed. The Company has proposed to the Department an accelerated ground water monitoring schedule. If the Department responds favorably, the Company anticipates closure of this site in 1999. The Company believes its reserve of $100,000 will be adequate to cover any further costs.

                      METROMEDIA INTERNATIONAL GROUP, INC.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in 1998 and 1997 is presented below (in thousands, except per share amounts):

                                                                  FIRST QUARTER OF              SECOND QUARTER OF
                                                              ------------------------       -----------------------
                                                                1998        1997(a)(b)         1998         1997(b)
                                                              ---------     ----------       ---------     ---------
Revenues....................................................  $  60,219      $ 58,975        $  74,239     $  52,000
Operating loss..............................................    (17,143)      (10,078)         (23,193)      (16,914)
Equity in losses of unconsolidated investees................     (5,500)         (740)          (2,145)      (24,364)(f)
Loss from continuing operations attributable to common
  stockholders..............................................    (26,715)(e)   (13,505)         (25,941)(e)   (45,958)
Income (loss) from discontinued operations..................     --            (8,753)(c)(d)     5,267(d)    (25,914)(c)(d)
Loss from extraordinary items...............................     --            --               --            (1,094)(f)
Net loss attributable to common stockholders................    (26,715)      (22,258)         (20,674)      (72,966)
Income (loss) per common share--Basic:......................
  Continuing operations.....................................  $   (0.39)     $  (0.21)       $   (0.38)    $   (0.69)
  Discontinued operations...................................  $  --          $  (0.13)       $    0.08     $   (0.39)
  Extraordinary items.......................................  $  --          $ --            $  --         $   (0.02)
  Net loss..................................................  $   (0.39)     $  (0.34)       $   (0.30)    $   (1.10)

                                                                    THIRD QUARTER OF              FOURTH QUARTER OF
                                                                ------------------------       -----------------------
                                                                  1998           1997            1998          1997
                                                                ---------     ----------       ---------     ---------
Revenues....................................................    $  55,052      $ 36,545        $  50,782     $  56,808
Operating loss..............................................      (26,004)      (20,830)         (63,516)(i)   (32,253)
Equity in losses of unconsolidated investees................       (1,293)      (23,959)(g)       (9,213)(i)    (4,087)
Loss from continuing operations attributable to common
  stockholders..............................................      (23,101)(e)   (31,863)(e)      (75,237)(e)   (43,911)(e)
Income (loss) from discontinued operations..................       --           269,072(c)(d)      7,049(c)       (369)(d)
Loss from extraordinary items...............................       --           (13,598)(h)       --            --
Net income (loss) attributable to common stockholders.......      (23,101)      223,611          (68,188)      (44,280)
Income (loss) per common share--Basic:
  Continuing operations.....................................    $   (0.33)     $  (0.48)       $   (1.09)    $   (0.64)
  Discontinued operations...................................    $  --          $   4.01        $    0.10     $   (0.01)
  Extraordinary items.......................................    $  --          $  (0.20)       $  --         $  --
  Net income (loss).........................................    $   (0.33)     $   3.33        $   (0.99)    $   (0.65)

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

(i) The Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to joint ventures and wrote down paging inventory. The total non-cash, nonrecurring charge and write down was $49.9 million.

                      METROMEDIA INTERNATIONAL GROUP, INC.

17. EVENTS SUBSEQUENT TO DATE OF ACCOUNTANT'S REPORT (UNAUDITED)

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

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint venture negotiation and the other expected negotiations, but the Company believes such negotiations, if adversely concluded, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million, respectively.

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

      10.46    Limited Guaranty Agreement dated November 11,     Annual Report on Form 10-K for the year ended
               1998 by Metromedia International Group, Inc. in   December 31, 1998, Exhibit 10.46
               favor of Fleet Capital Corporation.

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