Form 10-Q/A
period 1999-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-08-31
CIK 39547

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

                         PART I--FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----
Item 1.  Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2

Consolidated Condensed Balance Sheets......................................................................           3

Consolidated Condensed Statements of Cash Flows............................................................           4

Consolidated Condensed Statement of Stockholders' Equity...................................................           5

Consolidated Condensed Statements of Comprehensive Loss....................................................           6

Notes to Consolidated Condensed Financial Statements.......................................................           7

Item 2.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................................................          27

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........................................          69

                                               PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................          71

Item 3.  Defaults Upon Senior Securities...................................................................          74

Item 6.  Exhibits and Reports on Form 8-K..................................................................          74

Signature..................................................................................................          75

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                          --------------------
                                                                          MARCH 31,  MARCH 31,
                                                                            1999       1998
                                                                          ---------  ---------
Revenues:
  Communications Group..................................................  $   7,608  $   8,962
  Lawn and garden equipment.............................................     60,034     51,257
                                                                          ---------  ---------
                                                                             67,642     60,219
Cost and expenses:
  Cost of sales and operating expenses--Communications Group............        655      1,568
  Cost of sales--lawn and garden equipment..............................     39,941     35,749
  Selling, general and administrative...................................     32,425     34,730
  Depreciation and amortization.........................................      4,367      5,315
                                                                          ---------  ---------
Operating loss..........................................................     (9,746)   (17,143)
Other income (expense):
  Interest expense......................................................     (3,406)    (5,003)
  Interest income.......................................................      1,700      3,034
  Equity in losses of unconsolidated investees..........................     (1,685)    (5,500)
  Foreign currency gain (loss)..........................................       (508)        97
                                                                          ---------  ---------
Loss before income tax expense and minority interest....................    (13,645)   (24,515)
Income tax expense......................................................        (94)      (487)
Minority interest.......................................................      2,469      2,039
                                                                          ---------  ---------
Net loss................................................................    (11,270)   (22,963)
Cumulative convertible preferred stock dividend requirement.............     (3,752)    (3,752)
                                                                          ---------  ---------
Net loss attributable to common stockholders............................  $ (15,022) $ (26,715)
                                                                          ---------  ---------
                                                                          ---------  ---------

Weighted average number of common shares--Basic.........................     69,123     68,572
                                                                          ---------  ---------
                                                                          ---------  ---------

Loss per share attributable to common stockholders--Basic:
  Net loss..............................................................  $   (0.22) $   (0.39)
                                                                          ---------  ---------
                                                                          ---------  ---------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         MARCH 31,        DECEMBER 31,
                                                                           1999               1998
                                                                        -----------       -------------
                                                                        (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents...........................................  $   123,845        $   137,625
  Accounts receivable:
    Snapper, net......................................................       36,846             27,055
    Other, net........................................................        9,145             18,826
  Inventories.........................................................       61,186             62,777
  Other assets........................................................        6,129              5,441
                                                                        -----------       -------------
      Total current assets............................................      237,151            251,724
Investments in and advances to joint ventures:
  Eastern Europe and the Republics of the Former Soviet Union.........       84,200             87,163
  China...............................................................       72,855             71,559
Property, plant and equipment, net of accumulated depreciation........       35,523             36,067
Intangible assets, less accumulated amortization......................      159,304            159,530
Other assets..........................................................        4,007              3,598
                                                                        -----------       -------------
      Total assets....................................................  $   593,040        $   609,641
                                                                        -----------       -------------
                                                                        -----------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................  $    24,704        $    28,779
  Accrued expenses....................................................       66,333             63,329
  Current portion of long-term debt...................................        1,303              1,723
                                                                        -----------       -------------
      Total current liabilities.......................................       92,340             93,831
Long-term debt........................................................       53,259             50,111
Other long-term liabilities...........................................        4,769              5,410
                                                                        -----------       -------------
      Total liabilities...............................................      150,368            149,352
                                                                        -----------       -------------
Minority interest.....................................................       32,560             34,749

Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.......................      207,000            207,000
  Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,123,841 and 69,118,841 shares at March 31, 1999
    and December 31, 1998, respectively...............................       69,124             69,119
  Paid-in surplus.....................................................    1,012,816          1,012,794
  Accumulated deficit.................................................     (872,315)          (857,293)
  Accumulated other comprehensive loss................................       (6,513)            (6,080)
                                                                        -----------       -------------
      Total stockholders' equity......................................      410,112            425,540
                                                                        -----------       -------------
      Total liabilities and stockholders' equity......................  $   593,040        $   609,641
                                                                        -----------       -------------
                                                                        -----------       -------------

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

In the near-term, the Company intends to satisfy its working capital and capital commitments with available cash on hand. However, the Communications Group's businesses in the aggregate are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. As a result, the Company will require additional financing in order to satisfy its on-going working capital, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long term business objectives and the Company's results from operations may be materially and adversely affected.

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

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $214.9 million in funding of which $52.2 million in funding obligations remain at March 31, 1999. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries business plans.

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

At March 31, 1999 and December 31, 1998, the Communications Group's unconsolidated investments in the joint ventures and subsidiaries in Eastern Europe and the republics of the former Soviet Union,

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) at cost, net of adjustments for its equity in earnings or losses, write downs, and distributions were as follows (in thousands):

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                                         YEAR
                                                                                                      OPERATIONS
NAME                                                             1999       1998     OWNERSHIP %     COMMENCED (8)
-------------------------------------------------------------  ---------  ---------  ------------  -----------------
RADIO BROADCASTING
Radio Katusha, St. Petersburg, Russia........................  $      --  $      --      75%                1995
Radio Nika, Socci, Russia....................................        251        244      51%                1995
AS Trio LSL, Estonia.........................................      1,862      1,903      49%                1997
                                                               ---------  ---------
                                                                   2,113      2,147
                                                               ---------  ---------
OTHER
Trunked mobile radio ventures (5)............................         --         --
                                                               ---------  ---------
PRE-OPERATIONAL (6)
ATK, Archangelsk, Russia (7).................................         --      1,746      81%                  --
Tyumenruskom, Russia.........................................      3,711      2,228      46%                  --
Caspian American Telecom, Azerbaijian (9)....................      7,553      5,488      38%                  --
Telephony related ventures and equipment.....................      2,510      2,612
Other........................................................      3,453      6,313
                                                               ---------  ---------
                                                                  17,227     18,387
                                                               ---------  ---------
TOTAL........................................................  $  84,200  $  87,163
                                                               ---------  ---------
                                                               ---------  ---------

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

(9) Caspian American Telecommunications launched commercial service in April
    1999.

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

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
Assets:
  Current assets.......................................................................  $   28,549   $   34,617
  Investments in systems and equipment.................................................     114,102      111,114
  Other assets.........................................................................       4,340        7,103
                                                                                         ----------  ------------
    Total assets.......................................................................  $  146,991   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Joint Ventures' Deficit:
  Current liabilities..................................................................  $   32,869   $   31,934
  Amount payable under credit facility.................................................      77,828       66,574
  Other long-term liabilities..........................................................      70,161       82,314
                                                                                         ----------  ------------
                                                                                            180,858      180,822
  Joint ventures' deficit..............................................................     (33,867)     (27,988)
                                                                                         ----------  ------------
    Total liabilities and joint ventures' deficit......................................  $  146,991   $  152,834
                                                                                         ----------  ------------
                                                                                         ----------  ------------

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

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the three months ended March 31, 1999 and 1998. For the three months ended March 31, 1999 and 1998 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                                  THREE MONTHS ENDED MARCH 31, 1999
                                       ----------------------------------------------------------------------------------------
                                                                          INTERNATIONAL
                                                                            AND LONG
                                        CELLULAR TELE-        FIXED         DISTANCE         CABLE                    RADIO
                                        COMMUNICATIONS      TELEPHONY       TELEPHONY     TELEVISION    PAGING    BROADCASTING
                                       -----------------  -------------  ---------------  -----------  ---------  -------------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues.............................      $      --        $      --       $      --      $   1,248   $     944    $   5,189
Depreciation and amortization........             --               --              --            443         291          383
Operating income (loss)..............             --               --              --            (58)     (1,153)        (464)
Interest income......................             --               --              --             --          --           16
Interest expense.....................             --               --              --            240         845          133
Net loss.............................             --               --              --           (419)     (2,175)        (531)

Assets...............................             --               --              --          8,351       3,276       12,596
Capital expenditures.................             --               --              --            320         329          267

UNCONSOLIDATED JOINT VENTURES
Revenues.............................      $   8,956        $      20       $   6,149      $   6,733   $   3,827    $     703
Depreciation and amortization........          2,916               15             526          3,012         175           68
Operating income (loss)..............           (454)            (106)          1,141         (1,102)        276           39
Interest income......................              1               --              --             65          --           --
Interest expense.....................          2,314               47               6          1,238          39           11
Net income (loss)....................         (2,031)            (291)           (998)        (1,737)        231          (12)

Assets...............................         81,411              983          23,814         33,647       5,806        1,330
Capital expenditures.................         10,281               49             732          3,243         224           24

Net investment in joint ventures.....         22,097              986           5,534         26,743       9,500        2,113
Equity in income (losses) of
  unconsolidated investees...........           (528)            (379)           (299)          (362)        162          (14)



                                         TOTAL
                                       ---------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues.............................  $   7,381
Depreciation and amortization........      1,117
Operating income (loss)..............     (1,675)
Interest income......................         16
Interest expense.....................      1,218
Net loss.............................     (3,125)
Assets...............................     24,223
Capital expenditures.................        916
UNCONSOLIDATED JOINT VENTURES
Revenues.............................  $  26,388
Depreciation and amortization........      6,712
Operating income (loss)..............       (206)
Interest income......................         66
Interest expense.....................      3,655
Net income (loss)....................     (4,838)
Assets...............................    146,991
Capital expenditures.................     14,553
Net investment in joint ventures.....     66,973
Equity in income (losses) of
  unconsolidated investees...........     (1,420)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                   THREE MONTHS ENDED MARCH 31, 1998
                                        ----------------------------------------------------------------------------------------
                                                            INTERNATIONAL
                                                              AND LONG
                                         CELLULAR TELE-       DISTANCE         CABLE                      RADIO
                                         COMMUNICATIONS       TELEPHONY     TELEVISION     PAGING     BROADCASTING    OTHER(2)
                                        -----------------  ---------------  -----------  -----------  -------------  -----------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues..............................      $      --         $      --      $     709    $     887     $   5,528     $   1,751
Depreciation and amortization.........             --                --            327          559           291           251
Operating income (loss)...............             --                --           (779)      (2,857)        1,203          (128)
Interest income.......................             --                --             10           10            40            14
Interest expense......................             --                --            237          300           119            34
Net income (loss).....................             --                --         (1,010)      (3,187)          332          (200)

Assets................................             --                --          8,401        7,627        18,116         9,576
Capital expenditures..................             --                --            478          315           179            --

UNCONSOLIDATED JOINT VENTURES
Revenues..............................      $   4,017         $   7,049      $   6,541    $   3,842     $     620     $   1,074
Depreciation and amortization.........          2,302               538          2,755          454            44           278
Operating income (loss)...............         (2,940)            2,016         (2,173)        (375)          (54)         (974)
Interest income.......................             --                --              1            2            --            --
Interest expense......................          1,088               167          1,079          171             5            69
Net income (loss).....................         (4,222)            1,369         (4,015)        (880)          (66)       (1,025)

Assets................................         60,663            29,164         28,858       11,841           997         7,384
Capital expenditures..................         18,568               652          2,082            5            34         1,437
Net investment in joint ventures......         18,308             6,007         22,527        8,325         1,876         4,061
Equity in income (losses) of
  unconsolidated investees............         (1,372)              411         (2,746)        (862)          (30)         (423)



                                          TOTAL
                                        ---------
CONSOLIDATED SUBSIDIARIES AND JOINT
  VENTURES (1)
Revenues..............................  $   8,875
Depreciation and amortization.........      1,428
Operating income (loss)...............     (2,561)
Interest income.......................         74
Interest expense......................        690
Net income (loss).....................     (4,065)
Assets................................     43,720
Capital expenditures..................        972
UNCONSOLIDATED JOINT VENTURES
Revenues..............................  $  23,143
Depreciation and amortization.........      6,371
Operating income (loss)...............     (4,500)
Interest income.......................          3
Interest expense......................      2,579
Net income (loss).....................     (8,839)
Assets................................    138,907
Capital expenditures..................     22,778
Net investment in joint ventures......     61,104
Equity in income (losses) of
  unconsolidated investees............     (5,022)

------------------------

(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three months ended March 31, 1999 and 1998.

(2) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the three months ended December 31, 1997.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At March 31, 1999 and December 31, 1998 the Company's investments, through Metromedia China, in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

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

The joint ventures participate in cooperation contracts with China Unicom that entitle the joint ventures to specified percentages of the projects' distributable cash flows. The joint ventures amortize the contributions to these cooperation contracts over the cooperation contract periods of benefit (15 to 25 years). Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China Unicom. The completed networks are operated by China Unicom. In return, the Company receives payments from China Unicom based on the distributable cash flow generated by the networks.

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to the Ningbo JV, including return of investment made and appropriate compensation and other matters related to the winding up of the Ningbo JV's activities as a result of this notice. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures (Chongqing JV and Sichuan JV), the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint ventures' negotiations and the expected

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) winding up of the Company's other two telephone-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operation. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

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

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its $11.4 million share and China Huaneng has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan Network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of $9.5 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Asian American Telecommunications also has a consulting contract with China Huaneng covering the latter's assistance with operations in China. Under the contract, Asian American Telecommunications is obligated to pay China Huaneng an annual consulting fee of RMB 15.0 million (U.S. $1.8 million at March 31, 1999 exchange rates).

As described above, the Company believes that it will receive a notice from China Unicom that China Unicom intends to terminate the project with Sichuan JV.

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

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.5 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

Commercial operations were launched on the Chongqing network and Sichuan network in January 1999.

As described above, the Company believes that it will receive a notice from China Unicom that China Unicom intends to terminate the project with Chongqing JV.

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

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital. Ningbo United provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of March 31, 1999, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $23.5 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United.

As described above, the Company has received a notice from China Unicom that China Unicom intends to terminate the project with Ningbo JV.

(D)  NINGBO JV II

On March 26, 1998, Ningbo JV and China Unicom signed an amendment to the Ningbo United contract covering expansion of China Unicom's GSM service throughout Ningbo Municipality. The expansion is being undertaken as a separate project, and provides capacity for an additional 25,000 GSM subscribers within Ningbo Municipality. The feasibility study for the expansion project was completed on March 6, 1998 and forecasts a total budget of approximately $17.0 million. The terms of the Ningbo Expansion Agreement match those of the underlying Ningbo United contract, except that

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) the amendment will have its own cooperation period of fifteen years. In the amendment, China Unicom and Ningbo JV explicitly contemplated establishment of a separate joint venture to provide financing and consulting services to the expansion project.

Pursuant to the amendment, Asian American Telecommunications and Ningbo United entered into a second joint venture agreement and formed Ningbo Ya Lian Telecommunications Co., Ltd., known as Ningbo JV II. In a further amendment dated July 8, 1998, China Unicom and Ningbo JV agreed to assign all rights and obligations originally held by Ningbo JV under the first amendment to Ningbo JV II.

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $7.2 million. As of March 31, 1999, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to Ningbo JV II in the amount of $3.4 million. The loans bear interest ranging from 8% to 10% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

As described above, the Company has been informed by China Unicom that China Unicom intends to terminate the project with Ningbo JV II.

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

The computation of basic earnings per share for the three months ended March 31, 1999 and 1998 is as follows (in thousands, except per share amounts):

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

The Company had at March 31, 1999 and 1998, potentially dilutive shares of common stock of 18,901,000 and 19,136,000, respectively.

5. LONG-TERM DEBT

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement. On May 14, 1999, the lenders under the loan and security agreement waived any event of default arising from such noncompliance.

6. BUSINESS SEGMENT DATA

The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting. The Communications Group's joint ventures in China provide financing, technical assistance and consulting service for telecommunications projects. The revenues, operating results and assets by the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union are disclosed in note 2 and the Communication Group's operations in China are disclosed in note 3. Snapper manufactures Snapper-Registered Trademark- brand premium priced power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories. The Company evaluates the performance of its operating segments based on earnings, before interest, taxes, depreciation, and amortization.

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
COMMUNICATIONS GROUP--EASTERN EUROPE AND
  THE REPUBLICS OF THE FORMER SOVIET UNION:
Revenues..................................................................................  $    7,608  $    8,962
Direct operating costs....................................................................     (13,742)    (19,585)
                                                                                            ----------  ----------
Earnings before interest, taxes, depreciation, and amortization...........................      (6,134)    (10,623)
Depreciation and amortization.............................................................      (2,027)     (2,744)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (8,161)    (13,367)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Equity in losses of unconsolidated investees..............................................      (1,420)     (5,022)
Foreign currency gain (loss)..............................................................        (508)         97
Minority interest.........................................................................         293          95
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     191,680     194,864
Capital expenditures......................................................................  $      928  $    4,429
                                                                                            ----------  ----------
                                                                                            ----------  ----------

COMMUNICATIONS GROUP--CHINA:
Revenues..................................................................................  $       --  $       --
Direct operating costs....................................................................      (2,763)     (2,594)
                                                                                            ----------  ----------
Earnings before interest, taxes, depreciation, and amortization...........................      (2,763)     (2,594)
Depreciation and amortization.............................................................        (784)       (756)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (3,547)     (3,350)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Equity in losses of unconsolidated investees..............................................        (265)       (478)
Foreign currency gain.....................................................................          --          --
Minority interest.........................................................................       2,176       1,944
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at year end........................................................................     140,491     139,726
Capital expenditures......................................................................  $        2  $      403
                                                                                            ----------  ----------
                                                                                            ----------  ----------

SNAPPER:
Revenues..................................................................................  $   60,034  $   51,257
Direct operating costs....................................................................     (55,160)    (48,579)
                                                                                            ----------  ----------
Earnings before interest, taxes, depreciation, and amortization...........................       4,874       2,678
Depreciation and amortization.............................................................      (1,555)     (1,814)
                                                                                            ----------  ----------
  Operating income........................................................................       3,319         864
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     142,158     134,460
Capital expenditures......................................................................  $      630  $      932
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                (IN THOUSANDS)
OTHER:
Revenues..................................................................................  $       --  $       --
Direct operating costs....................................................................      (1,356)     (1,289)
                                                                                            ----------  ----------
Earnings before interest, taxes, depreciation, and amortization...........................      (1,356)     (1,289)
Depreciation and amortization.............................................................          (1)         (1)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (1,357)     (1,290)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998, including eliminations....................  $  118,711  $  140,591
                                                                                            ----------  ----------
                                                                                            ----------  ----------

CONSOLIDATED:
Revenues..................................................................................  $   67,642  $   60,219
Direct operating costs....................................................................     (73,021)    (72,047)
                                                                                            ----------  ----------
Earnings before interest, taxes, depreciation, and amortization...........................      (5,379)    (11,828)
Depreciation and amortization.............................................................      (4,367)     (5,315)
                                                                                            ----------  ----------
  Operating loss..........................................................................      (9,746)    (17,143)
Interest expense..........................................................................      (3,406)     (5,003)
Interest income...........................................................................       1,700       3,034
Equity in losses of unconsolidated investees..............................................      (1,685)     (5,500)
Foreign currency gain (loss)..............................................................        (508)         97
Minority interest.........................................................................       2,469       2,039
                                                                                            ----------  ----------
  Loss before income tax expense..........................................................     (11,176)    (22,476)
Income tax expense........................................................................         (94)       (487)
                                                                                            ----------  ----------
  Net loss................................................................................     (11,270)    (22,963)
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Assets at March 31, 1999 and December 31, 1998............................................     593,040     609,641
Capital expenditures......................................................................  $    1,560  $    2,794
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

7. INVESTMENT IN RDM SPORTS GROUP, INC.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc.. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be entitled to receive any distribution. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL.,

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED)
Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints allege that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, are liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also allege that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, are secondarily liable as controlling persons of RDM. Plaintiffs in these lawsuits seek the following relief: unspecified compensatory damages, reasonable costs and expenses, including counsel fees and expert fees, and such other and further relief as the court may deem just and proper.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of March 31, 1999 and December 31, 1998 (in thousands):

                                                                                                1999       1998
                                                                                              ---------  ---------
Lawn and garden equipment:
  Raw materials.............................................................................  $   9,301  $   8,388
  Finished goods............................................................................     52,830     55,488
                                                                                              ---------  ---------
                                                                                                 62,131     63,876
Less: LIFO reserve..........................................................................      1,660      1,660
                                                                                              ---------  ---------
                                                                                                 60,471     62,216
                                                                                              ---------  ---------
Telecommunications:
  Pagers....................................................................................        289         --
  Cable.....................................................................................        426        561
                                                                                              ---------  ---------
                                                                                                    715        561
                                                                                              ---------  ---------
                                                                                              $  61,186  $  62,777
                                                                                              ---------  ---------
                                                                                              ---------  ---------

STOCK OPTION PLANS

On March 31, 1998, the Company granted approximately 200,000 stock options at an exercise price of $11.69 under the 1996 Metromedia International Group, Inc. Incentive Stock Plan. This resulted in a compensation expense of approximately $550,000 which is included in selling, general and administrative expense for the three months ended March 31, 1998.

9. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures and subsidiaries to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Form 10-K Item 1--Risks Associated with Company.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's joint ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group and its joint ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. CONTINGENCIES (CONTINUED)
future to any declines in exchange rates between the time a joint venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

The Communications Group's investments in joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested sino-sino-foreign joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese Government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of sino-sino-foreign issues have yet been announced by the Chinese government. There is a risk that the Communications Group, along with other telecommunications participants in China, may be required to substantially restructure the terms of its current sino-sino-foreign joint venture arrangements with China Unicom to meet new Chinese government regulations. It can not be determined at this time what effects, if any, such actions would have on the future value of the Communication Group's sino-sino-foreign joint ventures and the joint ventures' ability to generate revenue, cash flow or net income. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar notifications. See "--Recent Developments--Chinese Joint Ventures." The Company is currently reviewing other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

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

The business activities of Metromedia International Group, Inc. ("MMG" or "the Company") are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic business segments, Eastern Europe and the republics of the former Soviet Union, and China. There are four lines of business in Eastern Europe and the former Soviet Union as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's investments in various telephony services in China is a separate segment. The Company's third segment is the manufacture of lawn and garden products through Snapper.

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

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 70.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The Communications Group reports its activity and invests in communications businesses in two primary geographic areas, Eastern Europe and the former Soviet Union, and the People's Republic of China. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. The Company receives payments in return from China Unicom based on the distributable cash flow generated by the networks. Statistical data in this document regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom to which such joint ventures provide funding and services.

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. The Ningbo joint ventures are currently conducting negotiations with China Unicom regarding termination of the projects on which the joint ventures are assisting China Unicom. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Communications Group--Risks Associated with the Company--Recent Developments--Chinese Joint Ventures."

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

                                                                              AMOUNT       AMOUNT        TOTAL
                                                                            CONTRIBUTED    LOANED     INVESTED IN
                                                                             TO JOINT     TO JOINT       JOINT
                                                                COMPANY      VENTURE/     VENTURE/     VENTURE/
JOINT VENTURE (1)                                             OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY(2)
-----------------------------------------------------------  -------------  -----------  ----------  -------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia).......................................       22%        $  13,736   $       --   $    13,736
Magticom (Tbilisi, Georgia)................................       35%            2,450       17,564        20,014
Tyumenruskom (Tyumen, Russia) (3)..........................       46%            1,908        1,997         3,905
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (4)...............................................       41%            9,530       23,518        33,048
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (3) (4).............................       41%            5,046        3,429         8,475
                                                                            -----------  ----------  -------------
                                                                                32,670       46,508        79,178
                                                                            -----------  ----------  -------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
(Sichuan Province, China) (3) (5)..........................       54%           11,087        9,531        20,618
Chongqing Tai Le Feng Telecommunications Co.,
  Ltd.(Chongqing Municipality, China) (3) (5)..............       54%           13,581        2,540        16,121
Instaphone (Kazakhstan)....................................       50%               93        1,675         1,768
Caspian American Telecommunications
  (Azerbaijan) (3) (7).....................................       38%              200        7,625         7,825
                                                                            -----------  ----------  -------------
                                                                                24,961       21,371        46,332
                                                                            -----------  ----------  -------------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia).........................       30%            2,554           --         2,554
                                                                            -----------  ----------  -------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (6) (13)..............      100%            2,405        6,291         8,696
Viginta (Vilnius, Lithuania) (6)...........................       55%              397        3,253         3,650
ATK (Archangelsk, Russia)..................................       81%            2,053          153         2,206
Kosmos TV (Moscow, Russia).................................       50%            1,093       13,311        14,404
Baltcom TV (Riga, Latvia)..................................       50%              819       12,352        13,171
Ayety TV (Tbilisi, Georgia)................................       49%              779        8,887         9,666
Kamalak TV (Tashkent, Uzbekistan)..........................       50%              400        3,004         3,404
Sun TV (Chisinau, Moldova).................................       50%              400        7,276         7,676
Alma TV (Almaty, Karaganda, Actau and Ust-Kamenogorsk,
  Kazakhstan)..............................................       50%              222        6,394         6,616
Cosmos TV (Minsk, Belarus).................................       50%              400        4,593         4,993
Teleplus (St. Petersburg, Russia)..........................       45%              990        1,446         2,436
                                                                            -----------  ----------  -------------
                                                                                 9,958       66,960        76,918
                                                                            -----------  ----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                             AMOUNT       AMOUNT        TOTAL
                                                                           CONTRIBUTED    LOANED     INVESTED IN
                                                                            TO JOINT     TO JOINT       JOINT
                                                               COMPANY      VENTURE/     VENTURE/     VENTURE/
JOINT VENTURE (1)                                            OWNERSHIP %   SUBSIDIARY   SUBSIDIARY  SUBSIDIARY(2)
-----------------------------------------------------------  ------------  -----------  ----------  -------------
PAGING
Baltcom Paging (Tallinn, Estonia) (6)......................      85%        $   3,715   $    2,741   $     6,456
CNM (Romania) (6)..........................................      54%              490       13,129        13,619
Paging One Services (Austria) (6) (13).....................      100%           1,036       11,661        12,697
Eurodevelopment (Ukraine) (6)..............................      51%            1,000        1,448         2,448
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)..............................................      50%              435        2,046         2,481
Mobile Telecom (Russia) (10)...............................      50%            7,277          200         7,477
Baltcom Plus (Riga, Latvia) (8)............................      50%               --           --            --
Paging One (Tbilisi, Georgia) (8)..........................      45%               --           --            --
Raduga Poisk (Nizhny Novgorod, Russia) (8).................      45%               --           --            --
PT Page (St. Petersburg, Russia) (8).......................      40%               --           --            --
Kazpage (Kazakhstan) (8) (9)...............................     26-41%             --           --            --
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (8).....      50%               --           --            --
Paging Ajara (Batumi, Georgia) (8).........................      35%               --           --            --
                                                                           -----------  ----------  -------------
                                                                               13,953       31,225        45,178
                                                                           -----------  ----------  -------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (6).....................      100%           8,107        1,027         9,134
SAC (Moscow, Russia) (6)...................................      83%              631        2,560         3,191
Radio Skonto (Riga, Latvia) (6)............................      55%              302           --           302
Radio One (Prague, Czech Republic) (6).....................      80%              627          495         1,122
NewsTalk Radio (Berlin, Germany) (6).......................      85%            2,758        6,596         9,354
Radio Vladivostok, (Vladivostok, Russia) (6)...............      51%              267           58           325
Country Radio (Prague, Czech Republic) (6).................      85%            2,043           --         2,043
Radio Georgia (Tbilisi, Georgia) (6) (11)..................      51%              705          179           884
Radio Katusha (St. Petersburg, Russia) (6) (11)............      75%              464          705         1,169
Radio Nika (Socci, Russia).................................      51%              260           --           260
AS Trio LSL (Tallinn, Estonia) (11)........................      49%            1,536          395         1,931
                                                                           -----------  ----------  -------------
                                                                               17,700       12,015        29,715
                                                                           -----------  ----------  -------------
OTHER (12)
Spectrum (Kazakhstan) (8) (12).............................      33%               --           --            --
                                                                           -----------  ----------  -------------
TOTAL......................................................                 $ 101,796   $  178,079   $   279,875
                                                                           -----------  ----------  -------------
                                                                           -----------  ----------  -------------

------------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Total investment does not include any income or losses.

(3) Pre-operational systems as of March 31, 1999.

(4) Ningbo Ya Mei Telecommunications is supporting the development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications is similarly supporting development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    ventures provide financing, technical assistance and consulting services to the Chinese operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "--Recent Developments-- Chinese Joint Ventures."

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

(6) Results of operations are consolidated with the Company's financial statements.

(7) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses in accordance with Caspian American's business plans. Caspian American Telecommunications launched commercial operations in April 1999. In May 1999, the Communications Group sold 2.2% of Omni-Metromedia thereby reducing its ownership interest in Caspian American Telecommunications to 37%.

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

(13) On July 7, 1999, Paging One Services entered into an agreement to sell certain of its assets and transfer its customers to a competing service provider in Austria. Pursuant to such agreement, Paging One shall transfer title to such assets and complete the transfer of its customers to the buyer by September 3, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table summarizes by country the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's joint ventures and subsidiaries at March 31, 1999 (in thousands):

                                                        AMOUNT                  AMOUNT                 TOTAL
                                                      CONTRIBUTED               LOANED                INVESTED
                                                       TO JOINT                TO JOINT               IN JOINT
                                                       VENTURE/                VENTURE/               VENTURE/
COUNTRY                                               SUBSIDIARY       %      SUBSIDIARY      %      SUBSIDIARY      %
----------------------------------------------------  -----------  ---------  ----------  ---------  ----------  ---------
Austria.............................................   $   1,036         1.0  $   11,661        6.6  $   12,697        4.5
Azerbaijan..........................................         200         0.2       7,625        4.3       7,825        2.8
Belarus.............................................         400         0.4       4,593        2.6       4,993        1.8
Czech Republic......................................       2,670         2.6         495        0.3       3,165        1.1
Estonia.............................................       5,251         5.2       3,136        1.8       8,387        3.0
Georgia.............................................       6,488         6.4      26,630       14.9      33,118       11.8
Germany.............................................       2,758         2.7       6,596        3.7       9,354        3.4
Hungary.............................................       8,107         8.0       1,027        0.6       9,134        3.3
Kazakhstan..........................................         315         0.3       8,069        4.5       8,384        3.0
Latvia..............................................      14,857        14.6      12,352        6.9      27,209        9.7
Lithuania...........................................         397         0.4       3,253        1.8       3,650        1.3
Moldova.............................................         400         0.4       7,276        4.1       7,676        2.7
People's Republic of China(1).......................      39,244        38.5      39,018       21.9      78,262       28.0
Romania.............................................       2,895         2.8      19,420       10.9      22,315        8.0
Russia..............................................      14,943        14.7      20,430       11.5      35,373       12.6
Ukraine.............................................       1,000         1.0       1,448        0.8       2,448        0.9
Uzbekistan..........................................         835         0.8       5,050        2.8       5,885        2.1
                                                      -----------  ---------  ----------  ---------  ----------  ---------
                                                       $ 101,796       100.0  $  178,079      100.0  $  279,875      100.0
                                                      -----------  ---------  ----------  ---------  ----------  ---------
                                                      -----------  ---------  ----------  ---------  ----------  ---------

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar notifications. See "--Recent Developments--Chinese Joint Ventures."

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

The following tables set forth operating results for the three months ended March 31, 1999 and 1998, for the Company's Communications Group's two geographic areas and the lawn and garden products operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
                                                                                           UNION
                                                        ----------------------------------------------------------------------------
                                                                                  INTERNATIONAL
                                                         CELLULAR                   AND LONG                                RADIO
                                                         TELECOM-       FIXED       DISTANCE        CABLE                  BROAD-
                                                        MUNICATIONS   TELEPHONY     TELEPHONY    TELEVISION    PAGING      CASTING
                                                        -----------  -----------  -------------  -----------  ---------  -----------
COMBINED
Revenues..............................................   $   8,956    $      20     $   6,149     $   7,981   $   4,771   $   5,892
Depreciation and amortization.........................       2,916           15           526         3,455         466         451
Operating income (loss)...............................        (454)        (106)        1,141        (1,160)       (877)       (425)

CONSOLIDATED
Revenues..............................................          --           --            --         1,248         944       5,189
Gross profit..........................................
Depreciation and amortization.........................          --           --            --           443         291         383
Operating income (loss)...............................          --           --            --           (58)     (1,153)       (464)

UNCONSOLIDATED JOINT VENTURES
Revenues..............................................       8,956           20         6,149         6,733       3,827         703
Depreciation and amortization.........................       2,916           15           526         3,012         175          68
Operating income (loss)...............................        (454)        (106)        1,141        (1,102)        276          39
Net income (loss).....................................      (2,031)        (291)         (998)       (1,737)        231         (12)
Equity in income (losses) of
  unconsolidated investees (Note 2)...................        (528)        (379)         (299)         (362)        162         (14)

Foreign currency loss.................................
Minority interest.....................................

Interest expense......................................
Interest income.......................................
Income tax expense....................................
Net loss..............................................



                                                          SEGMENT               COMMUNICATIONS
                                                           HEAD-                    GROUP -                  CORPORATE
                                                         QUARTERS      TOTAL         CHINA        SNAPPER   HEADQUARTERS
                                                        -----------  ---------  ---------------  ---------  ------------
COMBINED
Revenues..............................................   $     227   $  33,996
Depreciation and amortization.........................         910       8,739
Operating income (loss)...............................      (6,486)     (8,367)
CONSOLIDATED
Revenues..............................................         227       7,608     $      --     $  60,034   $       --
Gross profit..........................................                                              20,093
Depreciation and amortization.........................         910       2,027           784         1,555            1
Operating income (loss)...............................      (6,486)     (8,161)       (3,547)        3,319       (1,357)
UNCONSOLIDATED JOINT VENTURES
Revenues..............................................          --      26,388         1,012
Depreciation and amortization.........................          --       6,712           682
Operating income (loss)...............................          --        (206)           52
Net income (loss).....................................          --      (4,838)       (1,160)
Equity in income (losses) of
  unconsolidated investees (Note 2)...................          --      (1,420)         (265)           --           --
Foreign currency loss.................................                    (508)           --            --           --
Minority interest.....................................                     293         2,176            --           --
Interest expense......................................
Interest income.......................................
Income tax expense....................................

Net loss..............................................


                                                        CONSOLIDATED
                                                        ------------
COMBINED
Revenues..............................................
Depreciation and amortization.........................
Operating income (loss)...............................
CONSOLIDATED
Revenues..............................................   $   67,642
Gross profit..........................................
Depreciation and amortization.........................        4,367
Operating income (loss)...............................       (9,746)
UNCONSOLIDATED JOINT VENTURES
Revenues..............................................
Depreciation and amortization.........................
Operating income (loss)...............................
Net income (loss).....................................
Equity in income (losses) of
  unconsolidated investees (Note 2)...................       (1,685)
Foreign currency loss.................................         (508)
Minority interest.....................................        2,469
Interest expense......................................       (3,406)
Interest income.......................................        1,700
Income tax expense....................................          (94)
                                                        ------------
Net loss..............................................   $  (11,270)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                         COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                                     SOVIET UNION
                                                       ------------------------------------------------------------------------
                                                                    INTERNATIONAL
                                                        CELLULAR      AND LONG                               RADIO
                                                        TELECOM-      DISTANCE        CABLE                 BROAD-
                                                       MUNICATIONS    TELEPHONY    TELEVISION    PAGING     CASTING     OTHER
                                                       -----------  -------------  -----------  ---------  ---------  ---------
COMBINED
Revenues.............................................   $   4,017     $   7,049     $   7,250   $   4,729  $   6,148  $   2,825
Depreciation and amortization........................       2,302           538         3,082       1,013        335        529
Operating income (loss)..............................      (2,940)        2,016        (2,952)     (3,232)     1,149     (1,102)

CONSOLIDATED
Revenues.............................................          --            --           709         887      5,528      1,751
Gross profit.........................................
Depreciation and amortization........................          --            --           327         559        291        251
Operating income (loss)..............................          --            --          (779)     (2,857)     1,203       (128)

UNCONSOLIDATED JOINT VENTURES
Revenues.............................................       4,017         7,049         6,541       3,842        620      1,074
Depreciation and amortization........................       2,302           538         2,755         454         44        278
Operating income (loss)..............................      (2,940)        2,016        (2,173)       (375)       (54)      (974)
Net income (loss)....................................      (4,222)        1,369        (4,015)       (880)       (66)    (1,025)
Equity in income (losses) of
  unconsolidated investees (Note 2)..................      (1,372)          411        (2,746)       (862)       (30)      (423)

Foreign currency gain................................
Minority interest....................................

Interest expense.....................................
Interest income......................................
Income tax expense...................................
Net loss.............................................



                                                        SEGMENT                COMMUNICATIONS
                                                         HEAD-                     GROUP -                  CORPORATE
                                                        QUARTERS     TOTAL          CHINA        SNAPPER   HEADQUARTERS
                                                       ----------  ----------  ---------------  ---------  ------------
COMBINED
Revenues.............................................  $       87  $   32,105
Depreciation and amortization........................       1,316       9,115
Operating income (loss)..............................     (10,806)    (17,867)
CONSOLIDATED
Revenues.............................................          87       8,962     $      --     $  51,257   $       --
Gross profit.........................................                                              15,508
Depreciation and amortization........................       1,316       2,744           756         1,814            1
Operating income (loss)..............................     (10,806)    (13,367)       (3,350)          864       (1,290)
UNCONSOLIDATED JOINT VENTURES
Revenues.............................................          --      23,143           638
Depreciation and amortization........................          --       6,371           569
Operating income (loss)..............................          --      (4,500)         (354)
Net income (loss)....................................          --      (8,839)       (1,062)
Equity in income (losses) of
  unconsolidated investees (Note 2)..................          --      (5,022)         (478)           --           --
Foreign currency gain................................                      97            --            --           --
Minority interest....................................                      95         1,944            --           --
Interest expense.....................................
Interest income......................................
Income tax expense...................................

Net loss.............................................


                                                       CONSOLIDATED
                                                       ------------
COMBINED
Revenues.............................................
Depreciation and amortization........................
Operating income (loss)..............................
CONSOLIDATED
Revenues.............................................   $   60,219
Gross profit.........................................
Depreciation and amortization........................        5,315
Operating income (loss)..............................      (17,143)
UNCONSOLIDATED JOINT VENTURES
Revenues.............................................
Depreciation and amortization........................
Operating income (loss)..............................
Net income (loss)....................................
Equity in income (losses) of
  unconsolidated investees (Note 2)..................       (5,500)
Foreign currency gain................................           97
Minority interest....................................        2,039
Interest expense.....................................       (5,003)
Interest income......................................        3,034
Income tax expense...................................         (487)
                                                       ------------
Net loss.............................................   $  (22,963)
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

OPERATING LOSS. Included in operating loss for 1999 were cost of services provided of $1.7 million, selling, general and administrative expenses of $4.8 million and depreciation and amortization of $2.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) million. For 1998 the operating loss included cost of services provided of $2.2 million, selling, general and administrative expenses of $2.5 million and depreciation and amortization of $2.3 million. The decreased operating loss in 1999 as compared to 1998 is a result of increasing revenue while controlling selling, general and administrative costs.

NET LOSS. Included in net losses in 1999 and 1998 was interest expense of $2.3 million and $1.1 million, respectively. The increase in interest expense in 1999 from the prior year represents additional borrowings by the joint ventures to fund and expand their operations.Additionally included in net losses in 1999 and 1998 were foreign currency gains of $735,000 and foreign currency losses of $195,000, respectively. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency.

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

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's joint venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry. Included in the operating loss are cost of services provided of $4,000, selling, general and administrative expenses of $107,000 and depreciation and amortization of $15,000. Included in net loss are interest charges of $47,000 and foreign currency losses of $138,000.

An interconnection agreement is required to access public switched traffic from a private overlay network such as the Company's Instaphone fixed telephony venture in Kazakstan. The lack of an interconnection agreement essentially precludes the joint venture from establishing viable commercial operations, even though it meets the Company's requirement to be classified as an operational joint venture. When Instaphone is granted an interconnection agreement it will begin to market its services and implement its business plan. At the current time the Communications Group can not determine when Instaphone will be able to enter into an acceptable interconnection agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
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

OPERATING INCOME. Included in operating income for 1999 were cost of services provided of $2.7 million, selling, general and administrative expenses of $1.8 million and depreciation and amortization of $526,000. For 1998 the operating income included cost of services provided of $2.7 million, selling, general and administrative expenses of $1.8 million and depreciation and amortization of $538,000. Operating income in the first quarter of 1999 decreased as a result of contractual reductions in termination accounting rates in international settlement agreements for traffic with overseas carriers.

NET INCOME (LOSS). Included in net income (loss) in 1999 and 1998 were interest charges of $6,000 and $167,000, respectively. Additionally included in net losses in 1999 and 1998 were foreign currency losses of $2.0 million and $250,000, respectively. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency. Also included in net losses in 1999 and 1998 were income taxes of $92,000 and $230,000, respectively. The net loss in the quarter ended March 31, 1999 as compared to the net income in the quarter ended March 31, 1998 is attributable to the significant devaluation of the Georgian lari.

EQUITY IN INCOME (LOSS) OF JOINT VENTURE. Equity in income (loss) of joint venture represents the Communications Group's proportionate share of Telecom Georgia's net income (loss) in 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
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

OPERATING LOSS. Included in operating loss for 1999 were cost of services provided of $224,000, selling, general and administrative expenses of $639,000 and depreciation and amortization of $443,000. For 1998 the operating loss included cost of services provided of $334,000, selling, general and administrative expenses of $827,000 and depreciation and amortization of $327,000. The decreased operating loss for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 reflects the successful implementation of the Communications Group's strategy to increase the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package to a system in Romania that was acquired during the first quarter of 1998.

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

OPERATING LOSS. Included in operating loss for 1999 were cost of services provided of $939,000, selling, general and administrative expenses of $3.9 million and depreciation and amortization of $3.0 million. For 1998 the operating loss included cost of services provided of $1.2 million, selling, general and administrative expenses of $4.7 million and depreciation and amortization of $2.8 million. The improvements in operating results reflect the fact that certain operating costs are fixed and the number of subscribers increased, reducing the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers.

NET LOSS. Included in net losses in 1999 and 1998 was interest expense of $1.2 million and $1.0 million, respectively. The increase in interest expense in 1999 relates to additional borrowings by the joint ventures to fund and expand their operations. Additionally included in net losses in 1999 and 1998 were foreign currency gains of $549,000 and losses of $430,000, respectively. Foreign currency gains and losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency. The 1998 net loss also included income taxes of $251,000 and other expenses of $84,000. The decreased net loss is comprised of improved results at the operations in Moscow, Russia, Riga, Latvia and Almaty, Kazakstan of approximately $322,000, $1.4 million and $431,000, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMBINED RESULTS OF OPERATIONS

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

OPERATING LOSS. Included in operating loss for 1999 were cost of services provided of $117,000, selling, general and administrative expenses of $1.7 million and depreciation and amortization of $291,000. For 1998 the operating loss included cost of services provided of $1.0 million, selling, general and administrative expenses of $2.2 million and depreciation and amortization of $559,000. The decreased operating loss for the quarter ended March 31, 1999 is partially attributable to the sale during the quarter of inventory and material relating to a promotional campaign in Romania that was written off at December 31, 1998. Additionally, during the quarter ended March 31, 1998, increased marketing, advertising, technical and distribution expenses were incurred to introduce calling party pays service.

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

OPERATING INCOME (LOSS). Included in operating income for 1999 were cost of services provided of $649,000, selling, general and administrative expenses of $2.7 million and depreciation and amortization of $175,000. For 1998 the operating loss included cost of services provided of $1.1 million, selling, general and administrative expenses of $2.7 million and depreciation and amortization of $454,000.

NET INCOME (LOSS). Included in net income (loss) in the three months ended March 31, 1999 and March 31, 1998 were interest expenses of $39,000 and $171,000, respectively. Additionally included in net income in 1999 and net loss in 1998 were foreign currency losses of $16,000 and $115,000, respectively. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency. Another item included in net income in 1999 and net loss in 1998 were income taxes of $65,000 and $219,000, respectively. The 1999 net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) income included $75,000 in other income as well. The operating income and net income for the three months ended March 31, 1999 as compared to the net loss for the three months ended March 31, 1998 is attributable to the acquisition, as noted above, of an operation in Moscow, Russia, and by the effect of discontinuing the application of the equity method of accounting to those investments which were written down to zero at December 31, 1998.

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

OPERATING INCOME (LOSS). Included in the operating loss for 1999 were cost of services provided of $42,000, selling, general and administrative expenses of $5.2 million and depreciation and amortization of $383,000. For 1998 the operating income included cost of services provided of $210,000, selling, general and administrative expenses of $3.8 million and depreciation and amortization of $291,000. The operating loss for the quarter ended March 31, 1999 as compared to the operating income for the quarter ended March 31, 1998 is primarily attributable to an increased loss of approximately $457,000 at the radio station in Berlin, Germany coupled with a $1.2 million decrease in operating income at the radio station in Budapest, Hungary. At the Berlin station, increased programming and other expenses associated with the News Talk format account for the loss. The News Talk format has higher start up costs than traditional music radio stations. The decrease in revenues at the station in Hungary, as noted above, combined with increased advertising costs, account for the decrease in operating income.

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

OPERATING INCOME (LOSS). Included in the operating income for 1999 were selling, general and administrative expenses of $596,000 and depreciation and amortization of $68,000. For 1998 the operating loss included selling, general and administrative expenses of $601,000, depreciation and amortization of $44,000 and other expenses of $29,000. The operating income in 1999 is a result of the increases in revenue growth and is reflective of management's philosophy to continually develop

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) existing audience share and revenue base. Additionally included in net losses in 1999 and 1998 were foreign currency losses of $49,000 and $7,000, respectively. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, using the U.S. dollar as the functional currency. The 1999 net loss also included $9,000 in other income.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating income (loss) on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                                          % CHANGE
                                         1999    1998   1999 TO 1998
                                        ------  ------  ------------
Revenues..............................  $5,892  $6,148       (4)%
Depreciation and amortization.........  $ (451) $ (335)      35%
Operating income (loss)...............  $ (425) $1,149    N/M

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

                                                                             MARCH 31,
                                                                            -----------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %   1999   1998
------------------------------------------------------------  -----------   ----   ----
Spectrum (Kazakhstan).......................................      33%         E*    E
Protocall Ventures Ltd......................................                 N/A    C/E

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

REVENUES AND OPERATING LOSS. Operations of the consolidated trunked mobile radio ventures for the quarter ended March 31, 1998 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium. In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. Included in the operating loss for 1998 were selling, general and administrative expenses of $1.6 million and depreciation and amortization of $251,000.

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

REVENUES, OPERATING LOSS AND NET LOSS. For 1998 the operating loss included cost of services provided of $686,000, selling, general and administrative expenses of $1.1 million and depreciation and amortization of $278,000. The 1998 net loss included interest charges of $69,000, foreign currency gains of $13,000, and other income of $5,000. Results for the quarter ended March 31, 1998, include results of Protocall Ventures' equity investments as well as results of Spectrum. As has been noted, the Communications Group sold its interest in Protocall Ventures in July 1998. Additionally, the Company's interest in Spectrum was written off during the fourth quarter of 1998.

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

                                                               % CHANGE
                                               1999   1998   1999 TO 1998
                                               -----  ----   ------------
Foreign currency gain (loss).................  $(508) $97      N/M
Minority interest............................  $ 293  $95        208%

FOREIGN CURRENCY GAIN (LOSS) AND MINORITY INTEREST. For the three months ended March 31, 1999 and 1998, foreign currency gain (loss) includes losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the transaction differences resulting from the use of these different rates. For the three months ended March 31, 1999 and 1998, minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest. The increase in 1999 represents the allocation of losses from Telcell Wireless, LLC, a subsidiary of Metromedia International Telecommunications that owns the interest in Magticom Limited.

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

In 1998, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery by the economies of Russia and other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Company's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Company expects that these problems will negatively affect certain of its cable television, telephony, radio broadcasting and paging ventures.

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

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                        % CHANGE
                                                    1999      1998    1999 TO 1998
                                                  --------  --------  ------------
Interest expense................................  $ (3,406) $ (5,003)     (32)%
Interest income.................................  $  1,700  $  3,034      (44)%
Income tax expense..............................  $    (94) $   (487)   N/M
Net loss........................................  $(11,270) $(22,963)     (51)%

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

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Such funding requirements are based on the anticipated funding needs of its joint ventures and certain acquisitions committed to by the Company. Cash amounts to be expended in connection with the Company's proposed acquisition of PLD Telekom (see "Recent Developments") is expected to be funded from cash on hand. In addition, future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows. Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances, other than certain permitted debt repayments, to the Company and the Company has periodically funded the short-term working capital needs of Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 1998 and 1997.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. During 1998 and March 15, 1999, the Company paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock, subject to adjustment under certain conditions.

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

Since each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market its services, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, funding of pre-operational joint ventures and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company, or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP

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

The Communications Group's consolidated and unconsolidated joint ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. Management's current plans with respect to the joint ventures are to increase subscriber and advertiser bases and thereby operating revenues by developing a broader band of programming packages for cable television and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) radio broadcasting and by offering additional services and options for telephony services. By offering the large local populations of the countries in which the joint ventures operate desired services at attractive prices, management believes that the joint ventures can increase their subscriber and advertiser bases and generate positive operating cash flow, reducing their dependence on the Communications Group for funding of working capital. Additionally, advances in the price performance of telephony technology are expected to reduce capital requirements per subscriber. Further initiatives to develop and establish profitable operations include reducing operating costs as a percentage of revenue and assisting joint ventures in developing management information systems and automated customer care and service systems. No assurances can be given that such initiatives will be successful or if successful, will result in such reductions. Additionally, if the joint ventures do become profitable and generate sufficient cash flows in the future, there can be no assurance that the joint ventures will pay dividends or will return capital at any time.

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

As part of the transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Under the contract, China Unicom will be responsible for the construction and operation of the Sichuan network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On the tenth anniversary of completion of the Sichuan network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the contract, regardless of whether Sichuan JV holds title to such assets.

The total amount to be invested in Sichuan JV is $29.5 million with equity contributions from its shareholders amounting to $12.0 million. Asian American Telecommunications has made capital contributions to Sichuan JV of $11.1 million of its total $11.4 million contribution and China Huaneng Technology Development has contributed $600,000. The remaining investment will be in the form of up to $17.5 million of loans from Asian American Telecommunications, plus deferred payment credit from the manufacturers of the equipment used in construction of the Sichuan network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to Sichuan JV in the amount of $9.5 million. These loans bear interest at 10% per annum. Ownership of the Sichuan JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

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

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng Technology Development.

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

The estimated total investment for phase 1 is approximately $29.5 million in Sichuan Province and approximately $29.5 million in Chongqing Municipality. As of March 31, 1999 Asian American Telecommunications, the Company's majority-owned subsidiary has contributed in registered capital and loans $20.6 million and $16.1 million to Sichuan JV and Chongqing JV, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
With the formation of Ningbo JV, Ningbo United Telecommunications assigned all of its rights and obligations under the network system cooperation contract to Ningbo JV. This assignment of rights and obligations was explicitly ratified by China Unicom in an amendment to the contract. Ningbo United Telecommunications also agreed to assign rights of first refusal on additional telecommunications projects to Ningbo JV in the event such rights are granted to Ningbo United Telecommunications by China Unicom. Distributable cash flows, as defined in the amended contract, are to be distributed 27% to China Unicom and 73% to Ningbo JV throughout the contract's cooperation period. Under the amended contract, Ningbo JV will hold non-transferable title to 70% of all assets acquired or constructed by China Unicom with investment funds provided by Ningbo JV. Ningbo JV's title to these assets will transfer to China Unicom as Ningbo JV's funding of the assets is returned by distributions from China Unicom. Ningbo JV and China Unicom consider the cost of all assets acquired with funding from Ningbo JV to be part of Ningbo JV's contribution to the contract, regardless of whether Ningbo JV holds title to such assets.

The initial amount to be invested in Ningbo JV was $29.5 million with registered capital contributions from its investors amounting to $11.9 million. Asian American Telecommunications has currently provided $8.3 million in capital contributions, representing 70% of Ningbo JV's registered capital Ningbo United Telecommunications provided $3.6 million of registered capital contributions to Ningbo JV, representing 30% of Ningbo JV's equity. Ningbo JV has arranged loans with Asian American Telecommunications, manufacturers of the equipment for the project and banks. As of March 31, 1999, Asian American Telecommunications had long term loans to Ningbo JV in the amount of $23.5 million. A substantial portion of these loans was incurred to refinance previous loans from manufacturers. These loans bear interest at 10% per annum. Ownership in Ningbo JV is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

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

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint ventures' negotiations and the expected winding up of the Company's other two telephony-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently evaluating other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

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

The total amount to be invested in Ningbo JV II is $18.0 million with registered capital contributions from its investors amounting to $72 million. As of March 31, 1999, Asian American Telecommunications had made its $5.0 million registered capital contribution, and Ningbo United Telecommunications had made its $2.2 million registered capital contribution. The remaining investment in Ningbo JV II beyond planned registered capital contributions from its investors will be in the form of up to $10.8 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the expansion network. As of March 31, 1999, Asian American Telecommunications had loans outstanding to

Ningbo JV II in the amount of $2.0 million. This loan bears interest at 8% per annum. Ownership in Ningbo JV II is 70% by Asian American Telecommunications and 30% by Ningbo United Telecommunications.

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999.

As described above, the Company has received notification from China Unicom that Chinese governmental authorities intend to terminate the project with Ningbo JV II.

The Communications Group's China joint ventures' ability to generate positive operating results is heavily dependent on the ability of China Unicom to successfully construct commercially viable networks and attract customers to these networks. Chinese regulations currently prohibit the joint ventures from taking a direct role in either construction or operation. Management seeks to minimize the construction and operations risks facing those China Unicom entities with which the Joint Ventures have contracted through a program of active technical and management consulting. Experts within the Joint Ventures and the Company's other China offices work directly with the Chinese operators to enhance the operators' technical, marketing and operational plans. Training of the Chinese operators' personnel is provided in both classroom and on-the-job formats. Joint Venture personnel assist the Chinese operators with general project management and vendor contract administration. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Company's efforts in each of these areas have continued despite uncertainty over continuation of Joint Venture's sino-sino-foreign contracts with China Unicom, although the extent of the Company's engagement with China Unicom has been moderated by both parties pending resolution of this uncertainty.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation. See "--Recent Developments--Chinese Joint Ventures."

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

The Communications Group's investments in joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture. Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return the Company receives payments from China Unicom based on the distributable cash flow generated by the networks.

Ningbo JV has received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo JV II. The notification from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo JV, including return of investment made and appropriate compensation and other matters related to the winding up of Ningbo JV's activities as a result of this notification. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom also expected to discuss this subject with Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect on it of the Ningbo joint ventures' negotiations and the expected winding up of the Company's other two telephony-related joint ventures, but the Company believes such negotiations, if adversely concluded, or the failure to make scheduled cash distributions, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently evaluating other investment opportunities in China and recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper Loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representation and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, Snapper was not in compliance with a financial covenant required under the loan agreement; on May 14, 1999 the lenders waived the event of default arising from such noncompliance. At June 30, 1998 Snapper was in compliance with all the financial covenants required under the loan agreement.

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

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

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

In order to ensure satisfaction of this condition, the Company has entered into an agreement to exchange and consent with holders of $122,230,000 in aggregate principal amount of PLD Telekom's senior discount notes (or approximately 99.4% of the outstanding senior discount notes) and holders of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
$25,000,000 in aggregate principal amount of PLD Telekom's convertible subordinated notes (or approximately 94.3% of the outstanding convertible subordinated notes), in which such noteholders have agreed to:

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

    (a) incur additional indebtedness or issue capital stock or preferred stock,

    (b) pay dividends on, and repurchase or redeem the Company and subsidiaries' capital stock and repurchase or redeem subordinated obligations,

    (c) invest and sell assets and subsidiary stock,

    (d) engage in transactions with related entities, and

    (e) incur additional liens.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
In addition, the indenture for the notes will limit the Company's ability to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries. All of these limitations and prohibitions have a number of important qualifications and exceptions.

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

VOTING AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

In connection with the Company's agreement to merge with PLD, the Company entered into an agreement with News America and its affiliate, which together hold 14,381,780 shares of PLD Telekom common stock representing approximately 38% of the outstanding voting power of PLD Telekom common stock. These stockholders have agreed to vote in favor of the merger and against any competing proposal at the special meeting of stockholders of PLD Telekom that will vote on the merger. In return, the Company has entered into a registration rights agreement with News America and its affiliate which provides that the Company will put in place a shelf registration statement no

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) later than six months after the merger is consummated to register the shares of common stock of the Company that News America and its affiliate will receive in the merger.

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

CHINESE JOINT VENTURES

Ningbo JV has received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. The Communications Group has been informed by China Unicom that the letter also applies to Ningbo JV II. The notification from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to the Ningbo JV, including return of investment made and appropriate compensation and other matters related to the winding up of the Ningbo JV's activities as a result of this notification. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The notification further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom also expected to discuss this subject with the Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $997,000 for the three months ended March 31, 1999 a decrease of $188,000 from the same period in the prior year. For the three months ended March 31, 1999 the Company used $3.8 million to pay its preferred stock dividend, and there were $5.4 million of debt payments and $8.1 million of additions to long-term debt borrowed under the Snapper loan. For the three months ended March 31, 1998 the Company used $3.8 million to pay its preferred stock dividend and $2.0 million for debt repayments, which were partially offset by proceeds of $4.6 million from the issuance of common stock from the exercise of stock options.

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

The Company's Communications Group is heavily dependent on third parties, many of whom are themselves heavily dependent on technology. In some cases, the Company's third-party dependence is on vendors of technology who are themselves working toward solutions to Year 2000 problems. Moreover, the Company is dependent on the continued functioning of basic, heavily computerized services such as banking and telephony. Further, the Company's Communications Group's businesses are located in countries where basic services are operated by the government or other governmental entities and the Company may not be able to obtain information on Year 2000 problems. In certain joint ventures within the Communications Group, the Company does not have a controlling management interest and cannot unilaterally cause the joint venture to commit the necessary resources

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) to solve any Year 2000 problems. However, substantially all of the Company's joint ventures operate or are planned to operate in countries where reliance on automated systems is substantially less significant, and more recent, than in the United States. Therefore, the Company believes that, in the event Year 2000 problems arise in such joint ventures, the local operators of such joint ventures and customers and vendors should be able to revert to manual methods. If the Company, its joint ventures in which it does not have a controlling management interest, and their respective customers and vendors are unable to solve any Year 2000 issues, a material adverse effect on the Company's results of operations and financial condition could result.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and laws, rules and regulations, and changes therein, particularly in Eastern Europe and the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the Joint Ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL.

On May 20, 1996, a purported class action lawsuit, MICHAEL SHORES V. SAMUEL GOLDWYN COMPANY, ET AL., Case No. BC 150360, was filed in the Superior Court of the State of California. Plaintiff Michael Shores alleged that, in connection with the merger of the Samuel Goldwyn Company , Samuel Goldwyn Company's directors and majority shareholder breached their fiduciary duties to the public shareholders of Samuel Goldwyn Company. In amended complaints, plaintiff subsequently added claims that the Company had aided and abetted other defendants' fiduciary breaches and had negligently misrepresented and/or omitted material facts in the Company's prospectus issued in connection with the merger. The Company successfully demurred to the first and second amended complaints and plaintiff filed a third amended complaint, which included only the negligent misrepresentation claim against the Company. The plaintiff agreed to settle the action in exchange for a payment by defendants in the amount of $490,000, which payment constitutes a complete and final satisfaction of the claims asserted by the plaintiff and a plaintiff class certified solely for the purposes of the settlement. The settlement and the settlement class were approved by the court on October 8, 1998. Members of the class have been notified of the settlement and were able to file proofs of claim until February 15, 1999, which claims are now being processed. At a hearing on July 7, 1999 the court approved the final distribution of the settlement fund.

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

                                METROMEDIA INTERNATIONAL GROUP, INC.

                                By:              /s/ SILVIA KESSEL
                                     ------------------------------------------
                                                   Silvia Kessel
                                              EXECUTIVE VICE PRESIDENT
                                              CHIEF FINANCIAL OFFICER
                                                   AND TREASURER

Dated: August 31, 1999