Form 10-Q/A
period 1999-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-08-31
CIK 39547

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 27, 1999 WAS 69,175,254

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                                                                                                                PAGE
                                                                                                                -----

                                             PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations............................................................           2
Consolidated Condensed Balance Sheets......................................................................           3
Consolidated Condensed Statements of Cash Flows............................................................           4
Consolidated Condensed Statement of Stockholders' Equity...................................................           5
Consolidated Condensed Statements of Comprehensive Loss....................................................           6
Notes to Consolidated Condensed Financial Statements.......................................................           7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations.................................................................................................          32

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................................          81

                                               PART II--OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................          83

Item 6. Exhibits and Reports on Form 8-K...................................................................          86

Signature..................................................................................................          87

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1999               1998
                                                                        -----------       -------------
                                                                        (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents...........................................  $   101,948        $   137,625
  Accounts receivable:
    Snapper, net......................................................       28,612             27,055
    Other, net........................................................       10,644             18,826
  Inventories.........................................................       56,356             62,777
  Other assets........................................................        9,592              5,441
                                                                        -----------       -------------
      Total current assets............................................      207,152            251,724
Investments in and advances to joint ventures:
  Eastern Europe and the Republics of the Former Soviet Union.........       85,444             87,163
  China...............................................................       70,755             71,559
Property, plant and equipment, net of accumulated depreciation........       34,209             36,067
Intangible assets, less accumulated amortization......................      157,743            159,530
Other assets..........................................................        4,229              3,598
                                                                        -----------       -------------
      Total assets....................................................  $   559,532        $   609,641
                                                                        -----------       -------------
                                                                        -----------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable....................................................  $    19,430        $    28,779
  Accrued expenses....................................................       64,408             63,329
  Current portion of long-term debt...................................          886              1,723
                                                                        -----------       -------------
      Total current liabilities.......................................       84,724             93,831
Long-term debt........................................................       43,773             50,111
Other long-term liabilities...........................................        4,807              5,410
                                                                        -----------       -------------
      Total liabilities...............................................      133,304            149,352
                                                                        -----------       -------------
Minority interest.....................................................       30,318             34,749
Commitments and contingencies
Stockholders' equity:
      7 1/4% Cumulative Convertible Preferred Stock...................      207,000            207,000
      Common Stock, $1.00 par value, authorized 400,000,000 shares, issued and outstanding 69,161,937 and 69,118,841 shares at June
      30,
      1999 and December 31, 1998, respectively........................       69,162             69,119
  Paid-in surplus.....................................................    1,012,987          1,012,794
  Accumulated deficit.................................................     (887,674)          (857,293)
  Accumulated other comprehensive loss................................       (5,565)            (6,080)
                                                                        -----------       -------------
      Total stockholders' equity......................................      395,910            425,540
                                                                        -----------       -------------
      Total liabilities and stockholders' equity......................  $   559,532        $   609,641
                                                                        -----------       -------------
                                                                        -----------       -------------

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                            ----------------------
                                                                                             JUNE 30,    JUNE 30,
                                                                                               1999        1998
                                                                                            ----------  ----------
Operating activities:
  Net loss................................................................................  $  (22,877) $  (39,885)
Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of Landmark Theatre Group..................................................          --      (5,267)
  Equity in losses of unconsolidated investees............................................       5,933       7,645
  Depreciation and amortization...........................................................       8,587      10,442
  Minority interest.......................................................................      (4,852)     (5,485)
  Other...................................................................................         209         664
Changes in operating assets and liabilities, net of acquisitions:
  (Increase) decrease in accounts receivable..............................................       6,768      (3,510)
  Decrease in inventories.................................................................       6,430      25,086
  Increase in other assets................................................................      (2,273)     (2,707)
  Decrease in accounts payable and accrued expenses.......................................      (8,209)     (9,888)
  Other operating activities, net.........................................................         855        (349)
                                                                                            ----------  ----------
      Cash used in operating activities...................................................      (9,429)    (23,254)
                                                                                            ----------  ----------
Investing activities:
  Investments in and advances to joint ventures...........................................     (12,728)    (30,719)
  Distributions from joint ventures.......................................................       7,822       3,550
  Purchase of short-term investments......................................................          --      (3,069)
  Proceeds from sale of short-term investments............................................          --     100,000
  Advances to PLD under bridge loan.......................................................      (3,000)         --
  Cash paid for acquisitions and additional equity in subsidiaries........................      (1,238)     (6,873)
  Net proceeds from sale of Landmark Theatre Group........................................          --      57,298
  Additions to property, plant and equipment..............................................      (2,452)     (5,278)
  Other investing activities, net.........................................................          --         629
                                                                                            ----------  ----------
      Cash provided by (used in) investing activities.....................................     (11,596)    115,538
                                                                                            ----------  ----------
Financing activities:
  Payments on notes and subordinated debt.................................................      (7,175)    (16,850)
  Proceeds from issuance of common stock related to incentive plans.......................          27       5,347
  Preferred stock dividends paid..........................................................      (7,504)     (7,504)
                                                                                            ----------  ----------
      Cash used in financing activities...................................................     (14,652)    (19,007)
                                                                                            ----------  ----------
  Net increase (decrease) in cash and cash equivalents....................................     (35,677)     73,277
  Cash and cash equivalents at beginning of period........................................     137,625     129,661
                                                                                            ----------  ----------
  Cash and cash equivalents at end of period..............................................  $  101,948  $  202,938
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

------------------------

(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three and six months ended June 30, 1999 and 1998.

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

Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's telecommunications joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return, the Company receives payments from China Unicom based on the distributable cash flow generated by the networks. The Communications Group's newly-established joint venture in Huaxia, China, was established as a sino-foreign equity joint venture that develops and operates electronic commerce computer information systems for use by its Chinese partners and third party contractors and its affiliates and customers in return for transaction fees.

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo joint ventures, including return of investment

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) made and appropriate compensation and other matters related to the winding up of the Ningbo joint ventures' activities as a result of this notice. Negotiation regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the Ningbo joint ventures. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

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

Under the contract, China Unicom will be responsible for the construction and operation of the Sichuan network, while Sichuan JV will provide financing and consulting services for the project. Distributable cash flows, as defined in the contract, are to be distributed 22% to China Unicom and 78% to Sichuan JV throughout the term of the contract. Sichuan JV holds non-transferable title to all assets acquired or constructed with the funds that it provides to China Unicom, except for any assets used to provide inter-city long distance service, title to which immediately passes to China Unicom. On

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) the tenth anniversary of completion of the Sichuan network's initial phase, title to assets held by Sichuan JV will transfer to China Unicom. Sichuan JV and China Unicom consider the cost of all assets acquired or constructed with investment funds from Sichuan JV to be part of Sichuan JV's contribution to the contract, regardless of whether Sichuan JV holds title to such assets.

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

The total amount to be invested in Chongqing JV is $29.5 million with registered capital contributions from its shareholders amounting to $14.8 million. Asian American Telecommunications has made capital contributions of $13.6 million of its total $14.1 million contribution and China Huaneng has contributed $740,000. The remaining investment in Chongqing JV will be in the form of up to $14.7 million of loans from Asian American Telecommunications plus deferred payment credit from the manufacturers of the equipment used in construction of the Chongqing Network. As of June 30, 1999,

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Asian American Telecommunications had loans outstanding to Chongqing JV in the amount of $2.6 million. The loans bear interest at 10% per annum. Ownership in Chongqing JV is 92% by Asian American Telecommunications and 8% by China Huaneng.

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

(E) HUAXIA JV

On May 7, 1999, Asian American Telecommunications entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. Also on May 7, 1999, Huaxia JV entered into a computer information system and services contract with All Warehouse and China Product Firm Corporation. The Huaxia JV will develop

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) and operate electronic commerce computer information systems for use by All Warehouse and China Product Firm and its affiliates and customers. The contract has a term of thirty years and grants Huaxia JV exclusive rights to manage all of All Warehouse and China Product Firm's electronic trading systems during that period. The Huaxia JV does not have a contractual relationship with China Unicom.

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of June 30, 1999, no investment had yet been made by either party. Huaxia JV received its operating license on July 5, 1999 and is just initiating operations. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse. Huaxia JV was established as a sino-foreign equity joint venture between the Communications Group and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company. Under this structure, Huaxia JV will develop and operate electronic commerce computer information systems for use by its Chinese partner and third party contractors, affiliates and customers in return for transaction fees under a fee-for-services arrangement. Information services and e-commerce are subject to regulations that are different from the regulations that apply to telecommunications in China and the Communications Group believes that the fee-for-services arrangement of Huaxia JV and the structure of the joint venture will not constitute foreign involvement in core public telephony activities, which are at the center of certain Chinese authorities' actions against our joint telecommunications projects in China.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

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

7. INVESTMENT IN RDM SPORTS GROUP, INC.

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that its equity interest will not be

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED) entitled to receive any distribution. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)
In the merger, each holder of shares of common stock, par value $0.01 per share, of PLD Telekom will receive for each share of PLD Telekom common stock a number of shares of common stock, par value $1.00 per share, of the Company to be determined based on the following exchange ratio:

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

The consummation of the merger is subject to a number of conditions including the approval of the merger by the shareholders of the Company and PLD Telekom, the receipt of various governmental clearances and consents, the absence of any material adverse change in the Company's or PLD Telekom's respective businesses and operations and other customary closing conditions. In addition, the consummation of the merger is subject to the consummation of the transaction contemplated by the agreement to exchange and consent entered into by certain PLD Telekom senior and convertible noteholders, the letter agreement with Travelers, the letter agreement with News and the option modification agreements described below.

The merger agreement may be terminated in its entirety by either the Company or PLD Telekom in the event that the other is in material breach of the merger agreement, or in the event that the stockholders of both companies do not approve the merger or that the merger is not otherwise consummated by October 31, 1999. The Company also has the right to terminate the merger agreement

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED) in the event that the board of directors of PLD Telekom withdraws or modifies its approval of the merger or recommends (or fails to recommend against) a different transaction to the stockholders of PLD Telekom.

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

Also in connection with the merger, the Company and PLD Telekom entered into a note and warrant modification agreement with The Travelers Insurance Company and the Travelers Indemnity Company pursuant to which Travelers agreed not to exercise any PLD warrants held by Travelers, or certain other rights which Travelers has under its revolving credit and warrant agreement dated November 26, 1997 with PLD Telekom until the merger is consummated (or the merger agreement is terminated). In addition, Travelers agreed to a restructuring of PLD Telekom's debt under the revolving credit and warrant agreement and to relinquish certain warrants to which it may be entitled under this agreement, all effective upon the closing of the merger, in return for which Travelers will be entitled to receive at the closing of the merger, among other things, 100,000 shares of PLD Telekom common stock, which will be converted in the merger into shares of Company common stock at the applicable exchange ratio, and 10-year warrants to purchase 700,000 shares of Company common stock at a price to be determined in December 2000 that will be between $10.00 and $15.00 per share.

The Company also entered into a letter agreement with News under which News has agreed to certain modifications to the terms of PLD Telekom's debt under its revolving credit agreement dated as of

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)
September 30, 1998 and to the payment of such debt as modified in its entirety upon consummation of the merger.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. CONTINGENCIES (CONTINUED)
The Communications Group's investments in telecommunications joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. China Unicom suggested immediately beginning negotiations with the Ningbo joint ventures. The content of the negotiation includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to unspecified technical reasons, the cash distribution plan for the first half of 1999 had not been decided, and that China Unicom expected to discuss this with Ningbo JV. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

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

Huaxia JV was established as a sino-foreign equity joint venture between the Communications Group and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company. Under this structure, Huaxia JV will develop and operate electronic commerce computer information systems for use by its Chinese partner and third party contractors, affiliates and customers in return for transaction fees under a fee-for-services arrangement. Information services and e-commence are subject to regulations that are different from the regulations that apply to telecommunications in China and the Communications Group believes that the fee-for-services arrangement of Huaxia JV will not constitute foreign involvement in core public telephony activities, which are at the center of certain Chinese authorities' actions against our joint telecommunications projects in China.

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

The business activities of Metromedia International Group, Inc. ("Metromedia", "MMG" or "the Company") are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic areas, Eastern Europe and the republics of the former Soviet Union, and China. The operations in Eastern Europe and the former Soviet Union are as follows: (i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's Communications Group has investments in various telephony services in China. The Company manufactures lawn and garden products through Snapper.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 81.

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

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas, Eastern Europe and the former Soviet Union, and the People's Republic of China. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's telecommunications joint ventures in China are limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return, the Company receives payments from China Unicom based on the distributable cash flow generated by the networks. Statistical data in this document regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom to which such joint ventures provide funding and services.

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. China Unicom has suspended cooperation on the further development of networks with these latter two joint telecommunications ventures and the Company believes that this action reflects China Unicom's intention to negotiate the termination of its relationship with these joint ventures as well. See Note 3 to Consolidated Condensed Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Communications Group--Risks Associated with the Company."

Huaxia JV was established as a sino-foreign equity joint venture between the Communications Group and All Warehouse Commodity Electronic Commerce Information Development Co. Ltd., a Chinese trading company. Under this structure, Huaxia JV will develop and operate electronic commerce computer information systems for use by its Chinese partner and third party contractors, affiliates and customers in return for transaction fees under a fee-for-services arrangement.

The Company's financial statements consolidate only the accounts and results of operations of 16 of the Communications Group's 48 operating joint ventures at June 30, 1999. Investments in other companies and joint ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Notes 2 and 3 of the "Notes to Consolidated Condensed Financial Statements" of the Company, for those joint ventures recorded under the equity method and their summary financial information.

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

                                                                                AMOUNT       AMOUNT         TOTAL
                                                                              CONTRIBUTED    LOANED      INVESTED IN
                                                                               TO JOINT     TO JOINT        JOINT
                                                                 COMPANY       VENTURE/     VENTURE/      VENTURE/
JOINT VENTURE(1)                                               OWNERSHIP %    SUBSIDIARY   SUBSIDIARY   SUBSIDIARY(2)
-----------------------------------------------------------  ---------------  -----------  -----------  -------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia).......................................            22%     $  13,736    $      --     $  13,736
Magticom (Tbilisi, Georgia)................................            35%         2,450       18,009        20,459
Tyumenruskom (Tyumen, Russia)(3)...........................            46%         2,685        3,146         5,831
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China)(4)................................................            41%         9,530       23,518        33,048
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China)(4)..................................            41%         5,046        3,503         8,549
                                                                              -----------  -----------  -------------
                                                                                  33,447       48,176        81,623
                                                                              -----------  -----------  -------------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan
  Province, China)(3)(5)...................................            54%        11,087        8,930        20,017
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China)(3)(5)....................            54%        13,581        2,603        16,184
Instaphone (Kazakhstan)....................................            50%            93        1,799         1,892
Caspian American Telecommunications (Azerbaijan)(6)........            37%           200       10,575        10,775
                                                                              -----------  -----------  -------------
                                                                                  24,961       23,907        48,868
                                                                              -----------  -----------  -------------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia).........................            30%         2,554           --         2,554
                                                                              -----------  -----------  -------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania)(7)....................           100%         2,405        6,183         8,588
Viginta (Vilnius, Lithuania)(7)............................            55%           397        3,330         3,727
ATK (Archangelsk, Russia)(7)...............................            81%         2,007          530         2,537
Ala TV (Bishkek, Kyrgyzstan)(3)(9).........................            53%            --           --            --
Kosmos TV (Moscow, Russia).................................            50%         1,093       13,158        14,251
Baltcom TV (Riga, Latvia)..................................            50%           819       12,320        13,139
Ayety TV (Tbilisi, Georgia)................................            49%           779        9,273        10,052
Kamalak TV (Tashkent, Uzbekistan)..........................            50%           400        3,074         3,474
Sun TV (Chisinau, Moldova).................................            50%           400        7,254         7,654
Alma TV (Almaty, Karaganda, Actau and Ust-Kamenogorsk,
  Kazakhstan)..............................................            50%           222        6,915         7,137
Cosmos TV (Minsk, Belarus).................................            50%           400        4,874         5,274
Teleplus (St. Petersburg, Russia)..........................            45%           990        1,480         2,470
                                                                              -----------  -----------  -------------
                                                                                   9,912       68,391        78,303
                                                                              -----------  -----------  -------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                AMOUNT       AMOUNT         TOTAL
                                                                              CONTRIBUTED    LOANED      INVESTED IN
                                                                               TO JOINT     TO JOINT        JOINT
                                                                 COMPANY       VENTURE/     VENTURE/      VENTURE/
JOINT VENTURE(1)                                               OWNERSHIP %    SUBSIDIARY   SUBSIDIARY   SUBSIDIARY(2)
-----------------------------------------------------------  ---------------  -----------  -----------  -------------
PAGING
Baltcom Paging (Tallinn, Estonia)(7).......................            85%     $   6,025    $     443     $   6,468
CNM (Romania)(7)...........................................            54%           490       13,525        14,015
Paging One Services (Austria)(7)(10).......................           100%         1,036       12,671        13,707
Eurodevelopment (Ukraine)(7)...............................            51%         1,000        1,743         2,743
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)..............................................            50%           435        1,904         2,339
Mobile Telecom (Russia)(11)................................            50%         7,407           --         7,407
Baltcom Plus (Riga, Latvia)(12)............................            50%            --           --            --
Paging One (Tbilisi, Georgia)(12)..........................            45%            --           --            --
Raduga Poisk (Nizhny Novgorod, Russia)(12).................            45%            --           --            --
PT Page (St. Petersburg, Russia)(12).......................            40%            --           --            --
Kazpage (Kazakhstan)(12)(13)...............................         26-41%            --           --            --
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)(12).....            50%            --           --            --
Paging Ajara (Batumi, Georgia)(12).........................            35%            --           --            --
                                                                              -----------  -----------  -------------
                                                                                  16,393       30,286        46,679
                                                                              -----------  -----------  -------------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary)(7)......................           100%         8,107          740         8,847
SAC (Moscow, Russia)(7)....................................            83%           631        2,211         2,842
Radio Skonto (Riga, Latvia)(7).............................            55%           302           --           302
Radio One (Prague, Czech Republic)(7)......................            80%           627          477         1,104
NewsTalk Radio (Berlin, Germany)(7)........................            85%         2,758        7,487        10,245
Radio Vladivostok, (Vladivostok, Russia)(7)................            51%           267           59           326
Country Radio (Prague, Czech Republic)(7)..................            85%         2,046           --         2,046
Radio Georgia (Tbilisi, Georgia)(7)(8).....................            51%           705          306         1,011
Radio Katusha (St. Petersburg, Russia)(7)(8)...............            75%           437          726         1,163
Radio Nika (Socci, Russia).................................            51%           260           --           260
AS Trio LSL (Tallinn, Estonia)(8)..........................            49%         1,536          408         1,944
                                                                              -----------  -----------  -------------
                                                                                  17,676       12,414        30,090
                                                                              -----------  -----------  -------------
OTHER
Spectrum (Kazakhstan)(12)(14)..............................            33%            --           --            --
                                                                              -----------  -----------  -------------
TOTAL......................................................                    $ 104,943    $ 183,174     $ 288,117
                                                                              -----------  -----------  -------------
                                                                              -----------  -----------  -------------

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
Average monthly revenue per subscriber.............        N/M        N/M         N/M         N/M        N/M         N/M

EQUITY IN LOSSES OF JOINT VENTURES. Results above are those of the Communications Group's joint venture in Kazakhstan. Operations have been delayed by the lack of success in securing an interconnection agreement with the local ministry that is economically and technically appropriate. The local ministry is not obligated to provide an interconnection agreement to the Communications Group's joint venture. Despite the Communications Group's efforts to obtain an interconnection agreement for its joint venture, the Communications Group cannot determine when it will obtain an agreement, if ever. An interconnection agreement is required to access public switched traffic from a private overlay network such as Instaphone's. The lack of an interconnection essentially precludes the joint venture from establishing viable commercial operations, even though it meets the company requirement to be classified as an operational joint venture. When Instaphone is granted an interconnection agreement, it will begin to market its services and implement its business plan. Included in operating loss for the six months ended June 30, 1999 were cost of services of $11,000, selling general and administrative expenses of $198,000 and depreciation and amortization expenses of $28,000. Interest expense for the six months ended June 30, 1999 was $89,000. For the three months ended June 30, 1999, operating losses included cost of services of $6,000, selling general and administrative expenses of $91,000 and depreciation and amortization expenses of $13,000. Interest expense for the three months ended June 30, 1999 was $42,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
EQUITY IN INCOME (LOSS) OF JOINT VENTURE. Equity in income (loss) of joint venture represents the Communications Group's proportionate share of Telecom Georgia's net income (loss) in 1999 and 1998.

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

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $621,000, selling general and administrative expenses of $1.3 million and depreciation and amortization expenses of $953,000. For the six months ended June 30, 1998, operating losses included cost of services of $647,000, selling general and administrative expenses of $1.3 million and depreciation and amortization expenses of $666,000. Included in operating loss for the three months ended June 30, 1999 were cost of services of $397,000, selling general and administrative expenses of $626,000 and depreciation and amortization expenses of $510,000. Included in operating loss for the three months ended June 30, 1998 were cost of services of $313,000, selling general and administrative expenses of $520,000 and depreciation and amortization expenses of $339,000. The decreased operating loss for the quarter and six months ended June 30, 1999 as compared to the quarter and six months ended June 30, 1998 reflects the increase in revenue realized by continuing to emphasize the strategy of increasing the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) customer base by wiring buildings in advance and targeting for a lower priced, broader based program package.

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

REVENUES. For the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, revenue decreased by approximately $426,000. Revenues at Kosmos TV, Moscow and Sun TV decreased by approximately $947,000 and $496,000, respectively, for reasons described below. These losses were offset by increases at Alma TV and Cosmos TV. Alma TV revenue increased by approximately $821,000. In Almaty, Alma-TV distributes service through MMDS and wireline technologies. The growth and increased revenue has been achieved primarily through a rapid wireline build. Wireline home service grew from approximately 40,000 at June 30, 1998 to approximately 143,000 at June 30, 1999, resulting in an increase in wireline subscribers from approximately 10,000 to approximately 34,000. Additionally, during the six months ended June 30, 1999, the wireline build was expanded within Kazakhstan to the cities of Actua, UST- Kamenogorsk, and Karaganda. This expansion accounts for approximately $169,000 of Alma TV's revenue increase. The increased revenue at Cosmos TV, Minsk was a result of an 118% increase in subscribers from approximately 4,000 at June 30, 1998 to approximately 8,700 at June 30, 1999. However, the Communications Group is intentionally slowing the growth of Cosmos TV due to policies adopted by various governmental entities which may adversely affect the operations of the venture. These include foreign exchange controls which, coupled with scarcity of hard currency, limit the ability of the joint venture to purchase equipment abroad. Additionally, the Communications Group decided not to move ahead with a proposal to wire certain parts of the city of Minsk for cable television after it was informed by the city of Minsk that this expansion would be subject to the payment of an additional fee.

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

OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $1.8 million, selling general and administrative expenses of $7.2 million and depreciation and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) amortization expenses of $5.8 million. For the six months ended June 30, 1998, operating losses included cost of services of $2.7 million, selling general and administrative expenses of $8.1 million and depreciation and amortization expenses of $5.5 million. Included in operating loss for the three months ended June 30, 1999 were cost of services of $844,000, selling general and administrative expenses of $3.3 million and depreciation and amortization expenses of $2.8 million. Included in operating loss for the three months ended June 30, 1998 were cost of services of $1.5 million, selling general and administrative expenses of $3.4 million and depreciation and amortization expenses of $2.7 million. The decreased operating loss for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 reflects the fact that certain operating costs are fixed and as the number of subscribers increased, it reduced the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Revenue per average subscriber decreased during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 as a result of increased wireline network build-outs and penetration, which distribute lower priced cable plans relative to the MMDS cable package.

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

                                                                                                                      JUNE 30,
                                                                                                                    ------------
JOINT VENTURE/SUBSIDIARY                                                                              OWNERSHIP %   1999    1998
----------------------------------------------------------------------------------------------------  -----------   -----   ----
Paging One Services (Austria).......................................................................       100%     C        C
Baltcom Paging (Tallinn, Estonia)...................................................................        85%     C        C
CNM (Romania).......................................................................................        54%     C        C
Eurodevelopment (Ukraine)...........................................................................        51%     C       N/A
Kamalak Paging (Tashkent, Samarkand, Bukhara and
Andijan, Uzbekistan)................................................................................        50%     E        E
Mobile Telecom (Russia).............................................................................        50%     E       N/A
Baltcom Plus (Riga, Latvia).........................................................................        50%     E*       E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..................................................        50%     E*       E
Paging One (Tbilisi, Georgia).......................................................................        45%     E*       E
Raduga Poisk (Nizhny Novgorod, Russia)..............................................................        45%     E*       E
PT Page (St. Petersburg, Russia)....................................................................        40%     E*       E
Kazpage (Kazakhstan)................................................................................     26-41%     E*       E
Paging Ajara (Batumi, Georgia)......................................................................        35%     E*       E

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. For the six months ended June 30, 1999, operating losses included cost of services of $140,000, selling general and administrative expenses of $2.6 million and depreciation and amortization expenses of $304,000. For the six months ended June 30, 1998, operating losses included cost of services of $2.0 million, selling general and administrative expenses of $4.5 million and depreciation and amortization expenses of $774,000. Included in operating loss for the three months ended June 30, 1999 were cost of services of $23,000, selling general and administrative expenses of $908,000 and depreciation and amortization expenses of $16,000. Included in operating loss for the three months ended June 30, 1998 were cost of services of $946,000, selling general and administrative expenses of $2.4 million and depreciation and amortization expenses of $215,000. During the six months and quarter ended June 30, 1998, increased marketing, advertising, technical and distribution expenses were incurred to introduce calling party pays service.

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

NET INCOME (LOSS). Included in the net losses in the six months ended June 30, 1999 and 1998 were interest charges of $80,000 and $373,000, respectively. Also included in the net losses were foreign currency losses of $357,000 in the first six months of 1999 and $548,000 in the first six months of 1998. Net losses also included income taxes of $176,000 and $332,000 in the first six months of 1999 and 1998, respectively. Finally, net losses also included other income of $221,000 and other loss of $405,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) in the first six months of 1999 and 1998, respectively. In the three months ended June 30, 1999 and 1998, the net losses included interest charges of $41,000 and $202,000, respectively. In the three months ended June 30, 1999 and 1998 foreign currency losses were $341,000 and $548,000, respectively. In the three months ended June 30, 1999 and 1998, income taxes were $111,000 and $112,000, respectively. In the three months ended June 30, 1999 and 1998, other income was $145,000 and other loss was $292,000, respectively

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its joint ventures, however, for 1998, the Communications Group recognized the full amount of losses generated by the joint ventures since the contributed capital of the joint venture had been depleted and the Communications Group was generally the sole funding source. During 1998, the Company adjusted its investments in certain paging operations which were recorded under the equity method to zero, and as noted above, unless it provides future funding will no longer record its proportionate share of any future net losses of these investees.

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

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. Total subscribers increased from 73,399 in 1998 to 113,872 in 1999. Revenues of investments written off at December 31, 1998 are not included in the results of the unconsolidated or combined joint ventures above. Subscribers reported in 1999 includes 39,895 subscribers of these investments. Calling party pays subscribers are not included in the subscriber count. Decreases in operating loss in 1999 were due to the implementation during the quarter ended March 31, 1999 of the Communications Group's revised operating plan.

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

NET LOSS. Included in net loss for the six months ended June 30, 1999 and 1998 were interest charges of $22,000 and $5,000, respectively and foreign currency losses of $47,000 and $0, respectively. Included in net loss for the three months ended June 30, 1999 and 1998 were interest charges of $11,000 and $0, respectively.

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

In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $15.0 million. Interest on the financed amount accrues at 6-month London interbank offered rate or LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In June 1998, the financing agreement was amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%.

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

In addition, in May 1999, the Communications Group sold a 2.35% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.35% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.35% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Inestimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.20% ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest.

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

The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system. The Communications Group's new joint venture in Huaxia, China, was established as a sino-foreign equity joint venture that will develop and operate electronic commerce computer information systems for use by its Chinese partner and third party contractors, affiliates and customers in return for transaction fees under a fee-for-services arrangement.

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

In May 1997, Chongqing Municipality was made a separate region from Sichuan Province administered directly by the Chinese government. In an amendment to the network systems cooperation contract China Unicom agreed to recognize Chongqing Municipality as being covered by the terms of that contract, thereby explicitly extending Sichuan JV's rights and obligations under that contract to include the newly independent Chongqing Municipality, including rights and obligations for any long distance services developed by China Unicom between cities in Chongqing Municipality and those of Sichuan Province. On September 9, 1997, Asian American Telecommunications entered into a Joint Venture Agreement with China Huaneng Technology Development for the purpose of establishing Chongqing JV. Sichuan JV and Chongqing JV entered into an agreement whereby Chongqing JV assumed the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) rights and obligations of Sichuan JV under the contract, as amended, that relate to financing of and consulting services for those portions of the originally contemplated Sichuan network that would lie within Chongqing Municipality. Rights and obligations under the contract, as amended that relate to financing and consulting services for those portions of the originally contemplated Sichuan network lying within the redefined boundaries of Sichuan Province (a redefinition of the Sichuan network) would remain with Sichuan JV.

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

Commercial operations were launched on the Chongqing network and Sichuan network in January 1999. China Unicom has suspended cooperation with the Communications Group's joint ventures on further development of the Sichuan and Chongqing networks. The Company believes that this action reflects China Unicom's intention to negotiate the termination of its relationship with these joint ventures as described above.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of two of its four joint telecommunications projects in China and the Communications Group expects that the other two telecommunications projects in which it has invested will receive similar letters. See "Risks Associated with the Company".

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

Subsequent to June 30, 1999, Ningbo JV received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo JV. China Unicom has since informed Metromedia China that the letter also applies to Ningbo JV II. The notification letter from China Unicom requested that negotiations begin immediately regarding the amounts to be paid to Ningbo joint ventures, including return of investment made and appropriate compensation and other matters related to the winding up of the Ningbo joint ventures' activities as a result of this notice. Negotiation regarding the terms of the termination have

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) begun and are continuing. The content of the negotiations includes determining the investment principal of the Ningbo joint ventures, appropriate compensation and other matters related to termination of contracts. The letter further stated that due to technical reasons which were not specified, the cash distribution plan for the first half of 1999 had not been decided and that China Unicom also expected to discuss this subject with the Ningbo joint ventures. As a result, the Company cannot currently determine the amount of compensation the Ningbo joint ventures will receive.

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

Commercial services commenced on the completed portions of the Ningbo expansion in November 1998. The network was fully completed and in service in February 1999. China Unicom has

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) thus far not invited cooperation with the Communications Group's Ningbo joint ventures on additional GSM network development. This action reflects China Unicom's expectation of new Chinese policies limiting foreign investment in telecommunications development.

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

The Communications Group's investments in telecommunications joint ventures in China have been made through a structure known as the sino-sino-foreign joint venture, an arrangement in which the foreign invested sino-sino-foreign joint venture is a provider of telephony equipment, financing and technical services to telecommunications operators and not a direct provider of telephone service. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Communications Group's associated financing, service and consulting arrangements with China Unicom. No formal decisions or regulations on the resolution of sino-sino-foreign issues have yet been announced by the Chinese Government.

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

While there can be no assurance that China Unicom will provide similar letters to the Company's other two sino-sino-foreign telephony-related joint ventures, the Company expects that these joint ventures will also be the subject of project termination negotiations. The Company cannot yet predict the effect

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) on it of the Ningbo joint venture negotiation and the other expected negotiations, but the Company believes such negotiations, if adversely concluded, could have a material adverse effect on its financial position and results of operations. Depending on the amount of compensation it receives, the Company will record a non cash charge equal to the difference between the sum of the carrying values of its investment and advances made to joint ventures plus goodwill less the cash compensation it receives from the joint ventures which China Unicom has paid. The Company's investment in and advances to joint ventures and goodwill balance at June 30, 1999 were approximately $71 million and $67 million respectively. The Company is currently reviewing other investment opportunities in China and has recently announced the establishment of a new joint venture in China to develop and operate an e-commerce system. The Communications Group's new joint venture in Huaxia, China, was established as a sino-foreign equity joint venture that will develop and operate electronic commerce computer information systems for use by its Chinese partner and third party contractors, affiliates and customers in return for transaction fees under a fee-for-services arrangement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
In order to ensure satisfaction of this condition, the Company has entered into an agreement to exchange and consent with holders of $122,230,000 in aggregate principal amount of PLD Telekom's senior discount notes (or approximately 99.4% of the outstanding senior discount notes) and holders of $25,000,000 in aggregate principal amount of PLD Telekom's convertible subordinated notes (or approximately 94.3% of the outstanding convertible subordinated notes), in which such noteholders have agreed to:

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

The indenture under which the Company notes will be issued will limit the Company's ability and its subsidiaries' ability to:

    (a) incur additional indebtedness or issue capital stock or preferred stock,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    (b) pay dividends on, and repurchase or redeem the Company and subsidiaries' capital stock and repurchase or redeem subordinated obligations,

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

The Company has completed its inventory of information technology and non-information technology systems. Joint venture information technology and non-information technology systems have principally

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) been reviewed on a line of business basis for cable television, telephony, radio and paging ventures. The mission critical systems identified for the Company's joint ventures are those that relate to revenue generation, customer service and collection and billing. Non-information technology mission critical systems include GSM switches, ACS/Tocom systems, satellite program delivery systems and paging terminals and related equipment.

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