Form 10-Q
period 1999-09-20
METROMEDIA INTERNATIONAL GROUP INC
filed 1999-11-15
CIK 39547

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

        FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 5, 1999 WAS 93,282,703.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                                                                PAGE
                                                              --------
                    PART I--FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Consolidated Condensed Statements of Comprehensive Loss.....      6
Notes to Consolidated Condensed Financial Statements........      7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.........................     35

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     85

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     87

Item 3. Defaults upon Senior Securities.....................     90

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     90

Item 6. Exhibits and Reports on Form 8-K....................     91

Signature...................................................     92

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                1999            1998            1999            1998
                                            -------------   -------------   -------------   -------------
Revenues:
  Communications Group....................    $  5,945        $  7,722        $  19,374       $ 24,351
  Lawn and garden equipment...............      46,989          47,330          166,207        165,159
                                              --------        --------        ---------       --------
                                                52,934          55,052          185,581        189,510
Cost and expenses:
  Cost of sales and operating expenses--
    Communications Group..................         317           1,288            1,214          4,204
  Cost of sales--lawn and garden
    equipment.............................      33,652          36,994          112,327        120,511
  Selling, general and administrative.....      30,461          37,716           91,063        115,635
  Depreciation and amortization...........      57,971           5,058           66,558         15,500
                                              --------        --------        ---------       --------
Operating loss............................     (69,467)        (26,004)         (85,581)       (66,340)
Other income (expense):
  Interest expense........................      (2,792)         (2,927)          (9,721)       (12,487)
  Interest income.........................       1,852           2,734            6,098          9,947
  Equity in losses of unconsolidated
    investees.............................        (909)         (1,293)          (6,842)        (8,938)
  Gain (loss) on disposition of
    business..............................      (1,200)          7,091           (1,200)         7,091
  Foreign currency gain (loss)............      (1,260)           (314)          (4,054)             7
                                              --------        --------        ---------       --------
Loss before income tax expense, minority
  interest and discontinued operations....     (73,776)        (20,713)        (101,300)       (70,720)
Income tax expense........................        (153)           (573)            (358)        (1,203)
Minority interest.........................      22,382           1,937           27,234          7,422
                                              --------        --------        ---------       --------
Loss from continuing operations...........     (51,547)        (19,349)         (74,424)       (64,501)
Discontinued operations:
  Gain (loss) on disposition..............     (12,776)             --          (12,776)         5,267
                                              --------        --------        ---------       --------
Net loss..................................     (64,323)        (19,349)         (87,200)       (59,234)
Cumulative convertible preferred stock
  dividend requirement....................      (3,752)         (3,752)         (11,256)       (11,256)
                                              --------        --------        ---------       --------
Net loss attributable to common
  stockholders............................    $(68,075)       $(23,101)       $ (98,456)      $(70,490)
                                              ========        ========        =========       ========
Weighted average number of common shares--
  Basic...................................      69,172          69,076           69,149         68,900
                                              ========        ========        =========       ========
Loss per share attributable to common
  stockholders--Basic:
  Continuing operations...................    $  (0.80)       $  (0.33)       $   (1.24)      $  (1.10)
  Discontinued operations.................    $  (0.18)       $     --        $   (0.18)      $   0.08
  Net loss................................    $  (0.98)       $  (0.33)       $   (1.42)      $  (1.02)
                                              ========        ========        =========       ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $   62,051      $  137,625
  Accounts receivable:
    Snapper, net............................................       22,042          27,055
    Other, net..............................................       19,495          18,826
  Inventories...............................................       51,275          62,777
  Other assets..............................................       23,324           5,441
                                                               ----------      ----------
      Total current assets..................................      178,187         251,724
Investments in and advances to joint ventures:
  Eastern Europe and the Republics of the Former Soviet
    Union...................................................       91,389          87,163
  China.....................................................       70,412          71,559
Property, plant and equipment, net of accumulated
  depreciation..............................................      204,362          36,067
Intangible assets, less accumulated amortization............      268,439         159,530
Other assets................................................       12,547           3,598
                                                               ----------      ----------
      Total assets..........................................   $  825,336      $  609,641
                                                               ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $   42,009      $   28,779
  Accrued expenses..........................................       79,024          63,329
  Current portion of long-term debt.........................       13,279           1,723
                                                               ----------      ----------
    Total current liabilities...............................      134,312          93,831
Long-term debt..............................................      210,271          50,111
Other long-term liabilities.................................        8,038           5,410
                                                               ----------      ----------
      Total liabilities.....................................      352,621         149,352
                                                               ----------      ----------
Minority interest...........................................       30,327          34,749
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............      207,000         207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 93,282,703 and 69,118,841
    shares at September 30, 1999 and December 31, 1998,
    respectively............................................       93,283          69,119
  Paid-in surplus...........................................    1,102,300       1,012,794
  Accumulated deficit.......................................     (955,749)       (857,293)
  Accumulated other comprehensive loss......................       (4,446)         (6,080)
                                                               ----------      ----------
      Total stockholders' equity............................      442,388         425,540
                                                               ----------      ----------
      Total liabilities and stockholders' equity............   $  825,336      $  609,641
                                                               ==========      ==========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
Operating activities:
  Net loss..................................................    $ (87,200)      $(59,234)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  (Gain) loss on disposition of discontinued operations.....       12,776         (5,267)
  (Gain) loss on disposition of business....................        1,200         (7,091)
  Equity in losses of unconsolidated investees..............        6,842          8,938
  Depreciation and amortization.............................       66,558         15,500
  Minority interest.........................................      (27,234)        (7,422)
  Other.....................................................          283            684
Changes in operating assets and liabilities, net of
  acquisitions and dispostions:
  Decrease in accounts receivable...........................       17,510          2,851
  Decrease in inventories...................................       14,844         39,847
  Increase in other assets..................................       (2,611)        (2,277)
  Decrease in accounts payable and accrued expenses.........      (11,704)       (15,977)
  Other operating activities, net...........................        1,696           (701)
                                                                ---------       --------
      Cash used in operating activities--continuing
        operations..........................................       (7,040)       (30,149)
                                                                ---------       --------
      Cash used in operating activities--discontinued
        operations..........................................       (5,000)            --
                                                                ---------       --------
Investing activities:
  Investments in and advances to joint ventures.............      (14,467)       (44,226)
  Distributions from joint ventures.........................        8,354          4,385
  Cash paid in acquisition of PLD Telekom, net..............      (19,622)            --
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................       (1,435)        (9,261)
  Additions to property, plant and equipment................       (4,284)        (9,325)
  Net proceeds from sale of discontinued operations.........           --         57,298
  Proceeds from sale of business............................                      14,533
  Purchase of short-term investments........................           --         (3,069)
  Proceeds from sale of short-term investments..............           --        100,000
  Other investing activities, net...........................       (5,500)          (156)
                                                                ---------       --------
      Cash provided by (used in) investing activities.......      (36,954)       110,179
                                                                ---------       --------
Financing activities:
  Payments on notes and subordinated debt...................      (15,423)       (31,825)
  Proceeds from issuance of common stock related to
    incentive plans.........................................           99          5,347
  Preferred stock dividends paid............................      (11,256)       (11,256)
                                                                ---------       --------
      Cash used in financing activities.....................      (26,580)       (37,734)
                                                                ---------       --------
  Net increase (decrease) in cash and cash equivalents......      (75,574)        42,296
  Cash and cash equivalents at beginning of period..........      137,625        129,661
                                                                ---------       --------
  Cash and cash equivalents at end of period................    $  62,051       $171,957
                                                                =========       ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                            7 1/4% CUMULATIVE
                                               CONVERTIBLE
                                             PREFERRED STOCK            COMMON STOCK
                                          ---------------------   ------------------------
                                          NUMBER OF               NUMBER OF                   PAID-IN     ACCUMULATED
                                            SHARES      AMOUNT      SHARES       AMOUNT       SURPLUS       DEFICIT
                                          ----------   --------   ----------   -----------   ----------   ------------
  Balances, December 31, 1998...........  4,140,000    $207,000   69,118,841   $    69,119   $1,012,794    $(857,293)
  Issuance of stock and valuation of
    stock options and warrants related
    to the acquisition of PLD Telekom
    Inc.................................         --          --   24,107,449        24,107       89,254           --
  Issuance of stock and stock options
    related to incentive and other
    plans...............................         --          --      56,413             57          252           --
  Dividends on 7 1/4% cumulative
    convertible preferred stock.........         --          --          --             --           --      (11,256)
  Other comprehensive income............         --          --          --             --           --           --
  Net loss..............................         --          --          --             --           --      (87,200)
                                          ---------    --------   ----------   -----------   ----------    ---------
  Balances, September 30, 1999..........  4,140,000    $207,000   93,282,703   $    93,283   $1,102,300    $(955,749)
                                          =========    ========   ==========   ===========   ==========    =========


                                           ACCUMULATED
                                              OTHER
                                          COMPREHENSIVE
                                               LOSS          TOTAL
                                          --------------   ---------
  Balances, December 31, 1998...........    $  (6,080)     $ 425,540
  Issuance of stock and valuation of
    stock options and warrants related
    to the acquisition of PLD Telekom
    Inc.................................           --        113,361
  Issuance of stock and stock options
    related to incentive and other
    plans...............................           --            309
  Dividends on 7 1/4% cumulative
    convertible preferred stock.........           --        (11,256)
  Other comprehensive income............        1,634          1,634
  Net loss..............................           --        (87,200)
                                            ---------      ---------
  Balances, September 30, 1999..........    $  (4,446)     $ 442,388
                                            =========      =========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

                                 (IN THOUSANDS)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
Net loss....................................................    $(87,200)       $(59,234)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................       1,634            (528)
                                                                --------        --------
Other comprehensive income (loss)...........................       1,634            (528)
                                                                --------        --------
Comprehensive loss..........................................    $(85,566)       $(59,762)
                                                                ========        ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying interim consolidated condensed financial statements include the accounts of Metromedia International Group, Inc. ("Metromedia", "MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc., Snapper Inc. and as of September 30, 1999 PLD
Telekom Inc. (see note 2). PLD Telekom, Metromedia International Telecommunications and its majority owned subsidiary, Metromedia China Corporation, are together known as the "Communications Group". For the financial reporting period ending September 30, 1999, PLD Telekom is included in the Company's balance sheet at September 30, 1999. PLD Telekom will be included in the Company's results of operations subsequent to September 30, 1999. All significant intercompany transactions and accounts have been eliminated. The Company completed the sale of Landmark Theatre Group on April 16, 1998.

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures." The Company reports the results of the operations of Metromedia International Telecommunications' operations in Eastern Europe and the republics of the former Soviet Union, and the distributable cash flow generated by the telephony systems of China Unicom through June 30, 1999, on a three month lag (see notes 3 and 4).

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 1998. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998 have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company and, accordingly, does not generate cash flows from operations. In connection with the acquisition of PLD Telekom, the Company has incurred $163.0 million of debt. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its joint ventures and subsidiaries and any acquisitions. Such funding requirements are based on the anticipated funding needs of its joint ventures and subsidiaries and certain acquisitions committed to by the Company. The ability to meet the future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company or alternative sources of financing and on the ability of the Communications Group's joint ventures and subsidiaries to generate positive

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED)

cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near-term, the Company intends to satisfy its working capital requirements and capital commitments with available cash on hand and other alternative sources of funds. However, the Communications Group's businesses are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market its services. In addition, the Company will be required to pay interest on the debt incurred in the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing in order to satisfy its on-going working capital, debt service, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. The indenture for the Metromedia Notes described below permits the Company to finance the development of its communications operations. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

Management believes that its long-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries and PLD Telekom achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

2. ACQUISITION OF PLD TELEKOM INC.

On September 30, 1999, the Company consummated the acquisition of PLD
Telekom Inc. pursuant to which a wholly owned subsidiary of the Company was merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom became a wholly owned subsidiary of the Company.

PLD Telekom is a provider of quality, local, long distance and international telecommunications services in the former Soviet Union. Its five principal business units are: PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Teleport-TP, which provides international telecommunications services from Moscow and operates a pan-Russian satellite-based long distance network; Baltic Communications Limited, which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is the principal provider of cellular service in Kazakhstan; and BELCEL, which provides the only national cellular service in Belarus.

Holders of PLD Telekom common stock received .6353 shares of the Company's common stock for each share of PLD Telekom common stock in accordance with a formula set forth in the agreement and plan of merger. Pursuant to the agreement and plan of merger, the Company issued 24,107,449 shares of its common stock valued at $4.3125 per share.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)

As part of the merger, each share of Series II and Series III preferred stock of PLD Telekom (a total of 446,884 shares) is being redeemed for cash at a redemption price of Cdn. $1.00 per share. Each outstanding option and warrant to acquire shares of PLD Telekom common stock was converted into an option or warrant to acquire shares of the Company on the basis of the exchange ratio described above.

In the agreement and plan of merger, the Company agreed to increase the size of its board of directors in connection with the consummation of the merger from 9 members to 11 members and to cause the designation of two persons as directors specified by PLD Telekom, one of whom will be nominated by News America Incorporated ("News"), which was a 38% shareholder of PLD Telekom prior to the consummation of the merger and, following the merger is a 9.8% shareholder of the Company.

In connection with the merger, the Company and a shareholder, Metromedia Company, granted certain tag-along rights to News upon a sale by Metromedia Company of Company common stock. In addition, the Company and News executed a registration rights agreement granting News certain shelf and piggy-back registration rights with customary terms and conditions for their shares of Company common stock.

In connection with the merger, the holders of all of PLD Telekom's 14% Senior Discount Notes due 2004 ($123.0 million in aggregate principal amount) and of $25.0 million in aggregate principal amount of its 9.0% Convertible Subordinated Notes due 2006 (together, the "PLD Notes") exchanged their PLD Notes and all accrued but unpaid interest on these notes through the date of the merger for $210.6 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2007 from the Company. At September 30, 1999, the carrying value of these 10 1/2% Senior Discount Notes due 2007 was $163.0 million. The Company also purchased $1.5 million in aggregate principal amount of PLD Telekom's 9.0% Convertible Subordinated Notes at a purchase price of 101% of the principal amount of such notes plus accrued but unpaid interest on such notes through the date of the merger.

Also at completion of the merger, PLD Telekom repaid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom has agreed to repay Travelers the remaining
$4.9 million due under the Old Travelers Agreement on August 30, 2000. In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $.01 per share. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

Also in connection with the consummation of the merger, PLD Telekom repaid all its outstanding loans under a revolving credit agreement including interest (or approximately $6.9 million) to News.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)

PLD Telekom also purchased the remaining shares of its subsidiary, Technocom Limited, that it did not already own from Technocom's existing minority shareholders for an aggregate purchase price of approximately $12.6 million. Technocom is now a wholly owned subsidiary of PLD Telekom.

PLD Telekom used funds held in the cash collateral account, working capital and borrowings from the Company under the revolving intercompany note to make all the payments described above.

The Company has determined that the purchase price for PLD Telekom was $305.8 million. The purchase price of $305.8 million includes the issuance of common stock, the value of existing PLD Telekom options and warrants exchanged, warrants issued to Travelers, funds advanced to PLD Telekom that were utilized in the repayment of the News credit agreement and related interest, the purchase of Technocom's minority interests, partial repayment of the Travelers debt, payment for the PLD Telekom preferred stock and working capital, issuance of 10 1/2% Senior Discount Notes and transaction costs. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in intangible assets and goodwill of $100.9 million and $65.1 million, respectively, which are being amortized on a straight-line basis over four to ten years and ten years, respectively. The results of operations of PLD Telekom will be included in the consolidated financial statements subsequent to the acquisition date.

The allocation of the purchase price is as follows (in thousands):

Cash........................................................  $  9,703
Accounts Receivable.........................................    13,025
Inventories.................................................     3,333
Property, plant and equipment...............................   170,832
Other investments...........................................     6,523
Intangible assets...........................................   100,915
Other assets................................................    19,241
Accounts payable and accrued expenses.......................   (36,175)
Debt........................................................   (24,056)
Minority interests..........................................   (22,677)
                                                              --------
Fair value of net assets acquired...........................   240,664
Purchase price..............................................   305,771
                                                              --------
Goodwill....................................................  $ 65,107
                                                              ========

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, loss from continuing operations and loss per share from continuing operations attributable to common stockholders for the nine months ended September 30, 1999 and 1998, and assumes that

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)

the acquisition of PLD Telekom occurred at the beginning of each period presented (in thousands, except per share amounts):

                                                                 1999          1998
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Revenues....................................................   $ 269,875     $ 301,499
                                                               =========     =========
Loss from continuing operations.............................   $(132,481)    $(104,259)
                                                               =========     =========
Loss per share from continuing operations attributable to
  common stockholders.......................................   $   (1.42)    $   (1.12)
                                                               =========     =========

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period, or of future results of operations of the consolidated entity.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

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

Advances are made to joint ventures in the form of cash, for working capital purposes and for payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures range from the prime rate to the prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures to provide up to $227.8 million in funding of which $47.0 million in funding obligations remain at September 30, 1999. The Communications Group's funding commitments are contingent on its approval of the joint ventures' business plans.

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

At September 30, 1999 and December 31, 1998, the Communications Group's, including PLD Telekom, unconsolidated investments in joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, write downs, and distributions were as follows (in thousands):

                                                                                           YEAR
                                                                                        OPERATIONS
NAME                                                 1999       1998     OWNERSHIP %   COMMENCED (1)
----                                               --------   --------   -----------   -------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM, Latvia (2)..........................  $ 8,319    $ 9,817          22%         1997
Magticom, Georgia (2)............................   12,848     13,048          35%         1997
BELCEL, Belarus..................................    1,089         --          50%         1999
                                                   -------    -------
                                                    22,256     22,865
                                                   -------    -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                           YEAR
                                                                                        OPERATIONS
NAME                                                 1999       1998     OWNERSHIP %   COMMENCED (1)
----                                               --------   --------   -----------   -------------
FIXED TELEPHONY
Instaphone, Kazakhstan...........................       96      1,168          50%         1998
Caspian American Telecom, Azerbaijan (3).........   11,848      5,488          37%         1999
MTR-Sviaz, Russia................................    2,870         --          49%         1999
                                                   -------    -------
                                                    14,814      6,656
                                                   -------    -------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia, Georgia.........................    4,812      5,922          30%         1994
                                                   -------    -------
CABLE TELEVISION
Kosmos TV, Moscow, Russia........................      605      1,385          50%         1992
Baltcom TV, Riga, Latvia.........................    5,042      4,003          50%         1992
Ayety TV, Tbilisi, Georgia.......................    2,389      3,045          49%         1993
Kamalak TV, Tashkent, Uzbekistan.................    3,077      2,976          50%         1993
Sun TV, Chisinau, Moldova........................    3,873      4,731          50%         1994
Cosmos TV, Minsk, Belarus........................    2,859      2,934          50%         1996
Alma TV, Almaty, Kazakhstan......................    6,789      5,994          50%         1995
Teleplus, St. Petersburg, Russia.................    1,765      1,941          45%         1998
                                                   -------    -------
                                                    26,399     27,009
                                                   -------    -------
PAGING
Baltcom Plus, Latvia (4).........................       --         --          50%         1995
Paging One, Georgia (4)..........................       --         --          45%         1994
Raduga Poisk, Nizhny Novgorod, Russia (4)........       --         --          45%         1994
PT Page, St. Petersburg, Russia (4)..............       --         --          40%         1995
Paging Ajara, Batumi, Georgia (4)................       --         --          35%         1997
Kazpage, Kazakhstan (4) (5)......................       --         --       26-41%         1997
Alma Page, Almaty, Kazakhstan (4)................       --         --          50%         1995
Kamalak Paging, Tashkent, Uzbekistan.............    2,115      2,260          50%         1993
Mobile Telecom, Russia (6).......................    7,072      7,405          50%         1998
                                                   -------    -------
                                                     9,187      9,665
                                                   -------    -------
RADIO BROADCASTING
Radio Nika, Socci, Russia........................      285        244          51%         1995
AS Trio LSL, Estonia.............................    1,841      1,903          49%         1997
                                                   -------    -------
                                                     2,126      2,147
                                                   -------    -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                           YEAR
                                                                                        OPERATIONS
NAME                                                 1999       1998     OWNERSHIP %   COMMENCED (1)
----                                               --------   --------   -----------   -------------
OTHER (7)........................................      553         --                      1999
                                                   -------    -------
PRE-OPERATIONAL (8)
ATK, Archangelsk, Russia (9).....................       --      1,746          81%           --
Tyumenruskom, Russia.............................    4,469      2,228          46%           --
Telephony related ventures and equipment.........      636      2,612
Other (10).......................................    6,137      6,313
                                                   -------    -------
                                                    11,242     12,899
                                                   -------    -------
Total............................................  $91,389    $87,163
                                                   =======    =======

------------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) In August 1998, the Communications Group increased its ownership in Baltcom GSM from 21% to 22% and in Magticom from 34% to 35%.

(3) In April 1999, Caspian American Telecom became operational; however, like all of the Metromedia International Telecommunications joint ventures, its operational results are reported on a three-month lag. In May 1999, the Communications Group sold 2.2% of its shares of Omni-Metromedia, thereby reducing its ownership interest in Caspian American Telecom to 37%.

(4) Investment balance reflects write down of investment.

(5) Kazpage is comprised of a service entity and 10 paging joint ventures. The Company's interests in the paging joint ventures range from 26% to 41% and its interest in the service entity is 51%.

(6) The Communications Group purchased its 50% interest in Mobile Telecom during June 1998 for $7.0 million plus two additional earnout payments to be made on February 14, 2000 and February 14, 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of the interest in Mobile Telecom, the Company purchased a 50% interest in a paging distribution company for $500,000. Approximately $7.0 million of the purchase price was allocated to goodwill.

(7) In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. The Company's interest in Spectrum, a trunked mobile radio venture in Kazakhstan, was written off in 1998.

(8) At September 30, 1999 and December 31, 1998, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

(9) Included in the Company's consolidated financial statements in the current period.

(10) Included in pre-operational other is Ala-TV, a joint venture in Bishkek, the capital of Kyrgzstan, which became operational during June 1999; however, since the results of operations for this period were immaterial, its operational results will be reported on a three month lag and will be reported subsequent to September 30, 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

Summarized combined balance sheet financial information of unconsolidated joint ventures, excluding PLD Telekom, as of September 30, 1999 and December 31, 1998, and combined statement of operations financial information for the nine months ended September 30, 1999 and 1998 accounted for under the equity method, excluding PLD Telekom, that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Assets:
  Current assets............................................    $ 27,181        $ 34,617
  Investments in systems and equipment......................     115,486         111,114
  Other assets..............................................       4,324           7,103
                                                                --------        --------
    Total assets............................................    $146,991        $152,834
                                                                --------        --------
Liabilities and Joint Ventures' Deficit:
  Current liabilities.......................................    $ 25,789        $ 31,934
  Amount payable under credit facility......................      88,978          66,574
  Other long-term liabilities...............................      75,119          82,314
                                                                --------        --------
                                                                 189,886         180,822
  Joint ventures' deficit...................................     (42,895)        (27,988)
                                                                --------        --------
    Total liabilities and joint ventures' deficit...........    $146,991        $152,834
                                                                ========        ========

COMBINED STATEMENTS OF OPERATIONS

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenues....................................................  $ 76,311   $ 71,570
Costs and Expenses:
  Cost of sales and operating expenses......................    18,459     20,559
  Selling, general and administrative.......................    39,081     37,255
  Depreciation and amortization.............................    19,374     19,485
                                                              --------   --------
    Total expenses..........................................    76,914     77,299
                                                              --------   --------
Operating loss..............................................      (603)    (5,729)
Interest expense............................................   (12,134)    (9,428)
Other income (expense)......................................       203     (2,237)
Foreign currency transactions...............................    (2,978)    (2,573)
                                                              --------   --------
Net loss....................................................  $(15,512)  $(19,967)
                                                              ========   ========

For the nine months ended September 30, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

The following tables represent summary financial information for all operating entities, excluding PLD Telecom, being grouped as indicated as of and for the three and nine months ended September 30, 1999 and 1998. For the three and nine months ended September 30, 1999 and 1998 the results of operations presented below are before the elimination of intercompany interest, other than equity in income (loss) of unconsolidated investees (in thousands):

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                             --------------------------------------------------------------------------------------------
                                                          INTERNATIONAL
                                                            AND LONG
                             CELLULAR TELE-     FIXED       DISTANCE        CABLE                    RADIO
                             COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING    TOTAL
                             --------------   ---------   -------------   ----------   --------   ------------   --------
CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES (1)
Revenues...................      $    --       $   --        $    --        $ 4,100     $2,483       $11,531     $18,114
Depreciation and
  amortization.............           --           --             --          1,366        646         3,360       5,372
Operating income (loss)....           --           --             --           (212)    (1,757)       (4,271)     (6,240)
Interest income............           --           --             --             --         --            27          27
Interest expense...........           --           --             --            714      2,359           328       3,401
Net loss...................           --           --             --         (1,435)    (6,276)       (6,101)    (13,812)

Assets.....................           --           --             --         11,149      3,551        17,963      32,663
Capital expenditures.......           --           --             --            572        789           477       1,838

UNCONSOLIDATED JOINT
  VENTURES
Revenues...................      $27,624       $  331        $17,232        $20,410     $8,919       $ 1,795     $76,311
Depreciation and
  amortization.............        9,981          210          1,876          6,700        417           190      19,374
Operating income (loss)....         (579)      (1,890)         1,346            560        (52)           12        (603)
Interest income............           19           --             --            224         --            --         243
Interest expense...........        7,371          549            149          3,907        126            32      12,134
Net loss...................       (6,474)      (3,388)        (1,429)        (3,741)      (472)           (8)    (15,512)

Assets.....................       80,307        8,074         19,036         33,477      4,926         1,171     146,991
Capital expenditures.......       14,470        6,299            885          6,083        358            39      28,134

Net investment in joint
  ventures.................       21,167       11,944          4,812         26,399      9,187         2,126      75,635
Equity in income (losses)
  of unconsolidated
  investees................       (2,860)      (3,040)          (430)           199        (35)          (24)     (6,190)

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                       --------------------------------------------------------------------------------------------------------
                                                    INTERNATIONAL
                                                      AND LONG
                       CELLULAR TELE-     FIXED       DISTANCE        CABLE                    RADIO
                       COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING   OTHER (2)    TOTAL
                       --------------   ---------   -------------   ----------   --------   ------------   ---------   --------
CONSOLIDATED
  SUBSIDIARIES AND
  JOINT VENTURES (1)
Revenues.............      $    --        $  --        $    --        $ 2,439    $ 3,317       $13,713      $ 3,200    $ 22,669
Depreciation and
  amortization.......           --           --             --          1,092      1,092           927          481       3,592
Operating income
  (loss).............           --           --             --         (1,265)    (6,571)          157         (186)     (7,865)
Interest income......           --           --             --             11         12           322           29         374
Interest expense.....           --           --             --            691      1,122           366          106       2,285
Net loss.............           --           --             --         (1,784)    (8,207)       (1,428)        (364)    (11,783)

Assets...............           --           --             --          8,223      8,776        20,898           --      37,897
Capital
  expenditures.......           --           --             --            531        555           469           --       1,555

UNCONSOLIDATED JOINT
  VENTURES
Revenues.............      $15,152        $  --        $21,062        $20,897    $10,208       $ 1,563      $ 2,688    $ 71,570
Depreciation and
  amortization.......        7,226            6          1,404          8,975      1,134           150          590      19,485
Operating income
  (loss).............       (5,814)        (255)         6,100         (3,296)        21          (171)      (2,314)     (5,729)
Interest income......            3           --             14              3          3            --           --          23
Interest expense.....        4,968           51            290          3,294        638             9          178       9,428
Net income (loss)....      (11,554)        (306)         4,399         (7,715)    (2,102)         (186)      (2,503)    (19,967)

Assets...............       67,741        1,069         25,987         34,621     15,538         1,386        2,630     148,972
Capital
  expenditures.......       28,726          242          2,682          4,286      1,276           236        2,497      39,945

Net investment in
  joint ventures.....       24,754        1,262          5,869         25,550     16,087         2,189        1,770      77,481
Equity in income
  (losses) of
  unconsolidated
  investees..........       (2,622)        (251)         1,320         (4,015)    (1,736)          (94)        (666)     (8,064)

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                              --------------------------------------------------------------------------------------------
                                                           INTERNATIONAL
                                                             AND LONG
                              CELLULAR TELE-     FIXED       DISTANCE        CABLE                    RADIO
                              COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING    TOTAL
                              --------------   ---------   -------------   ----------   --------   ------------   --------
CONSOLIDATED SUBSIDIARIES
  AND JOINT VENTURES (1)
Revenues....................      $   --        $   --        $   --         $1,439      $  738       $ 3,426     $ 5,603
Depreciation and
  amortization..............          --            --            --            413         339         2,829       3,581
Operating loss..............          --            --            --            (34)       (458)       (3,018)     (3,510)
Interest income.............          --            --            --             --          --             1           1
Interest expense............          --            --            --            239         757            87       1,083
Net loss....................          --            --            --           (318)     (1,839)       (3,884)     (6,041)

UNCONSOLIDATED JOINT
  VENTURES
Revenues....................      $9,704        $  277        $5,647         $6,783      $2,387       $   608     $25,406
Depreciation and
  amortization..............       3,426           182           843            855         113            59       5,478
Operating income (loss).....         294        (1,707)          406          1,791        (244)           30         570
Interest income.............          18            --            --             76          --            --          94
Interest expense............       2,782           460            66          1,346          46            10       4,710
Net income (loss)...........        (995)       (2,785)          621            226        (272)           80      (3,125)

Equity in income (losses) of
  unconsolidated
  investees.................        (616)       (1,509)          185          1,436          44            56        (404)

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                        --------------------------------------------------------------------------------------------------------
                                                     INTERNATIONAL
                                                       AND LONG
                        CELLULAR TELE-     FIXED       DISTANCE        CABLE                    RADIO
                        COMMUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING   OTHER (2)    TOTAL
                        --------------   ---------   -------------   ----------   --------   ------------   ---------   --------
CONSOLIDATED
  SUBSIDIARIES AND
  JOINT VENTURES (1)
Revenues..............     $    --         $ --          $   --        $   863    $ 1,160       $5,019        $ --      $ 7,042
Depreciation and
  amortization........          --           --              --            426        318          337          --        1,081
Operating income
  (loss)..............          --           --              --           (181)    (1,420)          13          --       (1,588)
Interest income.......          --           --              --             --         --          157          --          157
Interest expense......          --           --              --            237        483          103          --          823
Net loss..............          --           --              --           (343)    (2,070)        (280)         --       (2,693)

UNCONSOLIDATED JOINT
  VENTURES REVENUES...     $ 6,302         $ --          $7,436        $ 6,843    $ 3,383       $  593        $908      $25,465
Depreciation and
  amortization........       2,501            6             489          3,486        414           58         109        7,063
Operating income
  (loss)..............      (1,173)        (255)          2,988         (1,010)       (98)         (21)       (716)        (285)
Interest income.......           1            3              --              1          1           --          --            6
Interest expense......       1,985           51              59          1,252        265            4          67        3,683
Net income (loss).....      (3,489)        (306)          2,515         (2,929)      (561)         (24)       (788)      (5,582)

Equity in income
  (losses) of
  unconsolidated
  investees...........         482         (251)            755         (1,707)      (435)         (13)        (22)      (1,191)

------------------------------

(1) Does not reflect the Communications Group's headquarter's revenue and selling, general and administrative expenses for the three and nine months ended September 30, 1999 and 1998.

(2) Other includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the six months ended March 31, 1998 and the results of Spectrum through the nine months ended June 30, 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

    At September 30, 1999 and December 31, 1998 the Company's investments, through Metromedia China, in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                               YEAR          YEAR
                                                                             VENTURE      OPERATIONS
NAME                                       1999       1998     OWNERSHIP %    FORMED       COMMENCED
----                                     --------   --------   -----------   --------   ---------------
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  ("Sichuan JV").......................  $18,025    $19,292        92%         1996          1999
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  ("Chongqing JV").....................   14,525     15,504        92%         1997          1999
Ningbo Ya Mei
  Telecommunications Co., Ltd.
  ("Ningbo JV")........................   28,769     29,741        70%         1996          1997
Ningbo Ya Lian
  Telecommunications Co., Ltd.
  ("Ningbo JV II").....................    8,593      7,022        70%         1998          1998
Huaxia Metromedia Information
  Technology Co., Ltd.
  ("Huaxia JV")........................      500         --        49%         1999     Pre-operational
                                         -------    -------
                                         $70,412    $71,559
                                         =======    =======

Metromedia International Group and Metromedia International Telecommunications have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At September 30, 1999, Metromedia China had borrowed $91.0 million under this credit agreement (including accrued interest).

The Company's investments (through its majority owned subsidiary, Asian American Telecommunications) in telecommunications joint ventures in China have been made through a commonly accepted structure in China known as a sino-sino-foreign joint venture. Because legal restrictions in China prohibit direct foreign participation in the operation or ownership in the telecommunications sector, Asian America Telecommunications' joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese state-owned telecommunications operator. The completed networks are operated by China Unicom. The Company's joint ventures were to receive payments in return from China Unicom based on the distributable cash flow generated by the networks. Asian American Telecommunications accounts for its investments in its sino-sino-foreign joint ventures under the equity method. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Company's associated financing and consulting arrangements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the project with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In further letters from China Unicom to the Company's joint ventures in Ningbo and Sichuan, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, including those with the Company's Ningbo and Sichuan joint ventures, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. The original letter and subsequent letters from China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. China Unicom has ceased further performance of its cooperation agreements with the Company's joint ventures. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Company's joint ventures, appropriate compensation and other matters related to termination of contracts. China Unicom made a distribution of amounts owed for the first half of 1999 according to the cooperation agreement it has with the Ningbo Ya Mei joint venture.

On November 6, 1999, our four Chinese telecommunications joint ventures engaged in projects with China Unicom, each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. Under the terms contemplated in these letters of intent, our joint ventures will receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets which comprise the projects that are currently held by the joint ventures will be unconditionally transferred to China Unicom. Portions of any amount paid to the joint ventures will, in due course, be distributed to the Company. The Company currently estimates the total amount of such distributions to be approximately US $86.0 million at current exchange rates. Final execution of the agreements contemplated in the letters of intent is subject to certain conditions, including further verification of certain elements of the cooperation between China Unicom and the joint ventures and execution of legally binding termination agreements between China Unicom and the joint ventures on or before December 1, 1999. Negotiations are continuing with China Unicom regarding this verification and the content of the definitive termination agreements. The Company cannot assure at this time that it will enter into definitive termination agreements with China Unicom or that those agreements will provide for payments producing distributions to the Company in the amounts specified above or otherwise contain terms that are satisfactory to the Company.

Each of the Company's sino-sino-foreign joint ventures has stopped its accounting for its share of the net distributable cash flows under the cooperation agreements with China Unicom and the amortization of the investment in the projects effective July 1, 1999 based on the termination notices received from China Unicom.

For the period ended September 30, 1999, the joint ventures have performed impairment analyses of their investments in the cooperation agreements based on information they have obtained from their

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

termination negotiations with China Unicom. Based on these negotiations, the Company and its joint ventures believe that the joint ventures will recover their recorded investment balances as of September 30, 1999. Accordingly, no impairment writedowns will be taken by the joint ventures during the third quarter.

For the quarter ended September 30, 1999, the Company continues to account for its investments in sino-sino-foreign joint ventures under the equity method of accounting. The Company has performed an impairment analysis of its investments in and advances to joint ventures and related goodwill to determine the amount that these assets have been impaired.

The Company reviewed its investment in the joint ventures for other than temporary decline and the Company has determined the related goodwill should be considered an asset to be disposed of and has estimated the fair value less costs to dispose of its investment and has stopped amortizing the balance. The Company believes that the termination notices relating to the cooperation agreements with China Unicom is an event that gives rise to an accounting loss which is probable. The amount of the non-cash impairment charge will be the difference between the sum of the carrying values of its investments and advances made to joint ventures plus goodwill less the Company's best estimate of compensation it will receive from the joint ventures which China Unicom will make.

Based on the status of the negotiations with China Unicom, the Company believes that it will recover its investments in and advances to the affected joint ventures, exclusive of goodwill, as of September 30, 1999 of approximately $70.4 million. However, the Company cannot give any assurances that it will recover its net investment and if these negotiations are adversely concluded, they could have a material adverse effect on our financial position or results of operations. Based on the Company's best estimates, the Company will record a non-cash impairment charge of approximately $50.9 million for the write off of goodwill. Regardless of the actions taken presently, a further adjustment will likely be required once settlement is reached with China Unicom. This is a consequence of the inherent present uncertainty of the situation rather than of any factor within the Company's control.

HUAXIA JV

On May 7, 1999, Asian American Telecommunications entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. Also on May 7, 1999, Huaxia JV entered into a computer information system and services contract with All Warehouse and its parent company, China Product Firm Corporation. The Huaxia JV will develop and operate electronic commerce computer information systems for use by All Warehouse and China Product Firm and its affiliates and customers. The contract has a term of thirty years and grants Huaxia JV exclusive rights to manage all of All Warehouse and China Product Firm's electronic trading systems during that period.

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of September 30, 1999, Asian American Telecommunications has made $500,000 of its scheduled registered capital investment. Huaxia JV received its operating license

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

on July 5, 1999 and has begun operations. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign involvement in telecommunications activities, which are at the center of certain Chinese authorities' actions against the Communication Group's joint telecommunications projects with China Unicom.

The following tables represent summary financial information for the joint ventures and their related projects in China as of and for the nine months ended September 30, 1999 and 1998, respectively, (in thousands):

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                               ----------------------------------------------------------------
                                                NINGBO     NINGBO    SICHUAN    CHONGQING    HUAXIA
                                                  JV       JV II        JV         JV          JV       TOTAL
                                               --------   --------   --------   ---------   --------   --------
Revenues.....................................  $ 1,996     $  504     $   --     $   30     $    --    $ 2,530
Depreciation and amortization................   (1,224)      (144)      (249)      (283)         --     (1,900)
Operating income (loss)......................      581        315       (449)      (494)         --        (47)
Interest expense, net........................   (2,075)      (301)      (737)      (198)         --     (3,311)
Net income (loss)............................   (1,494)        14     (1,185)      (692)         --     (3,357)
Equity in income (losses) of joint
  ventures...................................      147        137       (474)      (462)         --       (652)
Assets.......................................   32,673     14,893     19,291     15,989          --     82,846
Net investment in project....................   30,117     12,097     18,143      9,386          --     69,743

                                                             NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                     -----------------------------------------------------
                                                      NINGBO     NINGBO    SICHUAN    CHONGQING
                                                        JV       JV II        JV         JV        TOTAL
                                                     --------   --------   --------   ---------   --------
Revenues...........................................  $ 2,375    $    --    $    --     $    51    $ 2,426
Depreciation and amortization......................   (1,784)        --        (28)       (148)    (1,960)
Operating income (loss)............................      404        (11)      (483)       (540)      (630)
Interest income (expense), net.....................   (1,706)         5       (150)         17     (1,834)
Net loss...........................................   (1,300)        (6)      (636)       (533)    (2,475)
Equity in income (loss) of joint ventures..........       43         (4)      (587)       (326)      (874)
Assets.............................................   34,731      5,304     18,404      14,484     72,923
Net investment in project..........................   32,051        920     12,642       5,968     51,581

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)

                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                             ----------------------------------------------------------------
                                              NINGBO     NINGBO    SICHUAN    CHONGQING    HUAXIA
                                                JV       JV II        JV         JV          JV       TOTAL
                                             --------   --------   --------   ---------   --------   --------
Revenues...................................  $    --    $    --    $    --     $     3    $    --    $     3
Depreciation and amortization..............       (3)      (144)         6         (43)        --       (184)
Operating loss.............................      (69)      (161)       (25)       (123)        --       (378)
Interest expense, net......................     (705)      (191)      (236)        (72)        --     (1,204)
Net loss...................................     (774)      (352)      (260)       (195)        --     (1,581)
Equity in losses of joint ventures.........     (140)      (199)       (47)       (119)        --       (505)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                 -----------------------------------------------------
                                                  NINGBO     NINGBO    SICHUAN    CHONGQING
                                                    JV       JV II        JV         JV        TOTAL
                                                 --------   --------   --------   ---------   --------
Revenues.......................................  $   980     $   --    $    --     $    24    $ 1,004
Depreciation and amortization..................     (613)        --        (10)        (58)      (681)
Operating income (loss)........................      273        (11)      (162)       (122)       (22)
Interest income (expense), net.................     (564)         5       (161)         11       (709)
Net loss.......................................     (289)        (6)      (326)       (121)      (742)
Equity in income (losses) of joint ventures....      146         (4)      (300)         56       (102)

For the three and nine months ended September 30, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest.

5. EARNINGS PER SHARE OF COMMON STOCK

    Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three and nine months ended September 30, 1999 and 1998 the Company had losses from continuing operations.

At September 30, 1999 and 1998, the Company had potentially dilutive shares of common stock of 21,648,436 and 18,993,000, respectively.

6. LONG-TERM DEBT

    In connection with the merger with PLD Telekom, the Company issued
$210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Metromedia Notes") to the holders of the PLD Notes pursuant to an Agreement to Exchange and Consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders.

The terms of the Metromedia Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as Trustee. The Metromedia Notes will mature on September 30, 2007. The Metromedia Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. LONG-TERM DEBT (CONTINUED)

Metromedia Notes will not accrue interest in cash before March 30, 2002. After this date, the Metromedia Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year, commencing September 30, 2002. The interest on the Metromedia Notes will be computed on the basis of a 360-day year comprised of twelve months.

The Metromedia Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries.

The Metromedia Notes will be redeemable at the sole option of the Company on and after March 30, 2002 only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

Upon the occurrence of a change of control of the Company (as such term is defined in the Indenture), the holders of the Metromedia Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the accreted value of the Metromedia Notes (if such repurchase is before March 30, 2002) or 101% of the principal amount of such Notes plus accrued and unpaid interest to the date of repurchase (if such repurchase is after March 30, 2002).

The Indenture for the Metromedia Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Metromedia Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

The Company has registered a new series of Metromedia Notes under the Securities Act of 1933, as amended, and has exchanged all of its outstanding Metromedia Notes for such new series of Metromedia Notes which have been registered.

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement. On May 14, 1999, the lenders under the loan and security agreement waived any event of default arising from such noncompliance. At September 30, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement. On November 15, 1999, the lenders under the loan and security agreement waived any event of default arising from such noncompliance.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. INVESTMENT IN RDM SPORTS GROUP, INC.

    The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy its obligations to its creditors and the Company believes that it is unlikely that it will recover any distribution on account of its equity interest in RDM. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

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

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc.
No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. INVESTMENT IN RDM SPORTS GROUP, INC. (CONTINUED)

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

8. BUSINESS SEGMENT DATA

    The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union currently offer cellular telecommunications, fixed telephony, international and long distance telephony, cable television, paging and radio broadcasting. The Communications Group's joint ventures in China provide financing, technical assistance and consulting service for telecommunications projects. The revenues, operating results and assets by the Communication Group's operations in Eastern Europe and the republics of the former Soviet Union (excluding PLD Telekom) are disclosed in note 3 and the Communications Group's operations in China are disclosed in note 4. Snapper manufactures Snapper-Registered Trademark- brand premium priced power lawnmowers, lawn tractors, garden tillers, snow throwers and related parts and accessories.

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operating segment in Eastern Europe and the republics of the former Soviet Union on a combined basis. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The segment information for the Communications Group's China joint ventures represent the investment in network construction and development of telephony networks for China Unicom. The segment information does not reflect the results of operations of China Unicom's telephony networks. The Company has received notification from China Unicom stating that the Chinese government has requested termination of its four joint telecommunications projects with the Company.

Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. BUSINESS SEGMENT DATA (CONTINUED)

The Company's segment information is set forth as of and for the nine months ended September 30, 1999 and 1998 in the following table (in thousands):

                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                              COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                              THE REPUBLICS OF THE FORMER SOVIET UNION
                             --------------------------------------------------------------------------   COMMUNICATIONS
                                           CABLE                    RADIO         SEGMENT                     GROUP-
                             TELEPHONY   TELEVISION    PAGING    BROADCASTING   HEADQUARTERS    TOTAL         CHINA        SNAPPER
                             ---------   ----------   --------   ------------   ------------   --------   --------------   --------
COMBINED
Revenues...................  $  45,187     $24,510    $11,402      $13,326        $ 1,260      $95,685
Depreciation and
  amortization.............     12,067       8,066      1,063        3,550          4,064       28,810
Operating income (loss)....     (1,123)        348     (1,809)      (4,259)       (21,401)     (28,244)

CONSOLIDATED
Revenues...................         --       4,100      2,483       11,531          1,260       19,374       $    --       $166,207
Gross profit...............                                                                                                  53,880
Depreciation and
  amortization.............         --       1,366        646        3,360          4,064        9,436        52,507          4,610
Operating income (loss)....         --        (212)    (1,757)      (4,271)       (21,401)     (27,641)      (59,396)         6,317

UNCONSOLIDATED JOINT
  VENTURES
Revenues...................     45,187      20,410      8,919        1,795             --       76,311        (2,530)
Depreciation and
  amortization.............     12,067       6,700        417          190             --       19,374         1,900
Operating income (loss)....     (1,123)        560        (52)          12             --         (603)          (47)
Net loss...................    (11,291)     (3,741)      (472)          (8)            --      (15,512)       (3,357)
Equity in income (losses)
  of unconsolidated
  investees................     (6,330)        199        (35)         (24)            --       (6,190)         (652)            --
Loss on disposition of
  business.................                                                                     (1,200)           --             --
Foreign currency loss......                                                                     (4,054)           --             --
Minority interest..........                                                                        352        26,882             --
Interest expense...........
Interest income............
Income tax expense.........
Discontinued operations....
Net loss...................

Capital expenditures.......                                                                      2,013            33          2,238
Assets at September 30,
  1999.....................                                                                    567,508        92,014        109,132


                              CORPORATE
                             HEADQUARTERS   CONSOLIDATED
                             ------------   ------------
COMBINED
Revenues...................
Depreciation and
  amortization.............
Operating income (loss)....
CONSOLIDATED
Revenues...................   $      --       $ 185,581
Gross profit...............
Depreciation and
  amortization.............           5          66,558
Operating income (loss)....      (4,861)        (85,581)
UNCONSOLIDATED JOINT
  VENTURES
Revenues...................
Depreciation and
  amortization.............
Operating income (loss)....
Net loss...................
Equity in income (losses)
  of unconsolidated
  investees................          --          (6,842)
Loss on disposition of
  business.................          --          (1,200)
Foreign currency loss......          --          (4,054)
Minority interest..........          --          27,734
Interest expense...........                      (9,721)
Interest income............                       6,098
Income tax expense.........                        (358)
Discontinued operations....                     (12,776)
                                              ---------
Net loss...................                   $ (87,200)
                                              =========
Capital expenditures.......          --           4,284
Assets at September 30,
  1999.....................      56,682         825,336

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. BUSINESS SEGMENT DATA (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                             COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                             THE REPUBLICS OF THE FORMER SOVIET UNION
                       -------------------------------------------------------------------------------------   COMMUNICATIONS
                                     CABLE                    RADIO                    SEGMENT                    GROUP -
                       TELEPHONY   TELEVISION    PAGING    BROADCASTING    OTHER     HEADQUARTERS    TOTAL         CHINA
                       ---------   ----------   --------   ------------   --------   ------------   --------   --------------
COMBINED
Revenues.............  $  36,214     $23,336    $13,525      $15,276      $ 5,888      $ 1,682      $95,921
Depreciation and
  amortization.......      8,636      10,067      2,226        1,077        1,071        4,132       27,209
Operating income
  (loss).............         31      (4,561)    (6,550)         (14)      (2,500)     (31,525)     (45,119)

CONSOLIDATED
Revenues.............         --       2,439      3,317       13,713        3,200        1,682       24,351       $     --
Gross profit.........
Depreciation and
  amortization.......         --       1,092      1,092          927          481        4,132        7,724          2,293
Operating income
  (loss).............         --      (1,265)    (6,571)         157         (186)     (31,525)     (39,390)       (10,205)

UNCONSOLIDATED JOINT
  VENTURES
Revenues.............     36,214      20,897     10,208        1,563        2,688           --       71,570          2,426
Depreciation and
  amortization.......      8,636       8,975      1,134          150          590           --       19,485          1,960
Operating income
  (loss).............         31      (3,296)        21         (171)      (2,314)          --       (5,729)          (630)
Net income (loss)....     (7,461)     (7,715)    (2,102)        (186)      (2,503)          --      (19,967)        (2,475)
Equity in income
  (losses) of
  unconsolidated
  investees..........     (1,553)     (4,015)    (1,736)         (94)        (666)          --       (8,064)          (874)

Gain on sale of
  Protocall
  Ventures...........                                                                                 7,091             --
Foreign currency
  gain...............                                                                                     7             --
Minority interest....                                                                                 1,497          5,925
Interest expense.....
Interest income......
Income tax expense...
Discontinued
  operations.........
Net loss.............
Capital
  expenditures.......                                                                                 5,973            330
Assets at December
  31, 1998...........                                                                               194,864        139,726


                                   CORPORATE
                       SNAPPER    HEADQUARTERS   CONSOLIDATED
                       --------   ------------   ------------
COMBINED
Revenues.............
Depreciation and
  amortization.......
Operating income
  (loss).............
CONSOLIDATED
Revenues.............  $165,159     $     --       $189,510
Gross profit.........    44,648
Depreciation and
  amortization.......     5,478            5         15,500
Operating income
  (loss).............   (12,245)      (4,500)       (66,340)
UNCONSOLIDATED JOINT
  VENTURES
Revenues.............
Depreciation and
  amortization.......
Operating income
  (loss).............
Net income (loss)....
Equity in income
  (losses) of
  unconsolidated
  investees..........        --           --         (8,938)
Gain on sale of
  Protocall
  Ventures...........        --           --          7,091
Foreign currency
  gain...............        --           --              7
Minority interest....        --           --          7,422
Interest expense.....                               (12,487)
Interest income......                                 9,947
Income tax expense...                                (1,203)
Discontinued
  operations.........                                 5,267
                                                   --------
Net loss.............                              $(59,234)
                                                   ========
Capital
  expenditures.......     3,022           --          9,325
Assets at December
  31, 1998...........   134,460      140,591        609,641

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations (exclusive of PLD Telekom) by geographic location for the nine months ended September 30, 1999 and 1998 and as of September 30, 1999 and December 31, 1998 is as follows (in thousands):

                                                             REVENUES               ASSETS
                                                        -------------------   -------------------
COUNTRY                                                   1999       1998       1999       1998
-------                                                 --------   --------   --------   --------
Austria...............................................  $   537    $   976    $  1,012   $  1,049
Azerbaijan............................................       --         --      12,461      5,172
Belarus...............................................       --         --       6,710      2,934
Czech Republic........................................    1,241        677       3,403      3,527
Estonia...............................................      559        849       1,966      2,026
Georgia...............................................      273        334      22,707     24,412
Germany...............................................       97        148       1,294      4,941
Hungary...............................................    5,242      6,470       6,215      6,288
Kazakhstan............................................       --         --      66,224      7,162
Krgyzstan.............................................       --         --         984
Latvia................................................      502        499      13,914     14,219
Lithuania.............................................      795        303       1,848      2,141
Moldova...............................................       --         --       4,072      4,896
People's Republic of China (1)........................       --         --      76,426    139,726
Romania...............................................    3,730      3,232      23,040      6,115
Russia................................................    4,641      5,811     267,391     17,676
Ukraine...............................................      511         --       3,023      3,640
United Kingdom........................................       --      3,670       8,521      1,568
United States (2).....................................    1,246      1,382     133,119     81,862
Uzbekistan............................................       --         --       5,192      5,236
                                                        -------    -------    --------   --------
                                                        $19,374    $24,351    $659,522   $334,590
                                                        =======    =======    ========   ========

------------------------

(1) The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its four joint telecommunications projects in China. For the three months ended September 30, 1999, the Company wrote down a portion of the goodwill associated with these telecommunications projects of $50.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) Assets include goodwill of $111.3 million, and $54.5 million at September 30, 1999 and December 31, 1998, respectively.

All remaining assets and substantially all remaining revenue relate to operations in the United States.

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at September 30, 1999 and December 31, 1998 was $2.5 million and $2.2 million, respectively.

INVENTORIES

Inventories consist of the following as of September 30, 1999 and December 31, 1998 (in thousands):

                                                                1999       1998
                                                              --------   --------
Lawn and garden equipment:
  Raw materials.............................................  $ 8,347    $ 8,388
  Finished goods............................................   40,634     55,488
                                                              -------    -------
                                                               48,981     63,876
  Less: LIFO reserve........................................    1,702      1,660
                                                              -------    -------
                                                               47,279     62,216
                                                              -------    -------
Communications Group:
  Telecommunications........................................    3,332         --
  Pagers....................................................      191         --
  Cable.....................................................      473        561
                                                              -------    -------
                                                                3,996        561
                                                              -------    -------
                                                              $51,275    $62,777
                                                              =======    =======

STOCK OPTION PLANS

For the nine months ended September 30, 1998, the Company granted stock options and stock appreciation rights under the 1996 Metromedia International
Group, Inc. Incentive Stock Plan, which has resulted in compensation expense of approximately $661,000 included in selling, general and administrative expenses.

DISCONTINUED OPERATIONS

The Company became involved in litigation concerning the sale of the Entertainment Group on July 10, 1997. On June 30, 1997, the plaintiffs in SIDNEY
H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court in the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. On September 23, 1999, the jury in this litigation returned a verdict of $4.5 million in compensatory damages and $3.4 million in other damages against the Company. Before the conclusion of the proceedings relating to punitive damages, the Company agreed to a settlement with the plaintiffs. Under the terms of the settlement, the Company paid $5.0 million to the plaintiffs on September 30, 1999 and is obligated to pay an additional $5.0 million on September 30, 2000 and an additional $4.0 million on September 30, 2001. The settlement fully resolves all litigation among the Company and the other parties in this litigation. The future settlement payments are secured by a collateralized letter of credit of $9.0 million. The Company has recorded a

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED)

$12.8 million charge, which represents the net present value of the payments to be made, against discontinued operations in its results of operations for the three months ended September 30, 1999 as a result of this settlement.

10. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures and subsidiaries (including PLD Telekom Inc.) to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are disclosed more fully in the Company's Annual Report on Form 10-K/A (Amendment No. 2), "Item 1. Risks Associated with Company."

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

The Company's investments (through its majority owned subsidiary, Asian American Telecommunications) in telecommunications joint ventures in China have been made through a commonly accepted structure in China known as a sino-sino-foreign joint venture. Because legal restrictions in China prohibit direct foreign participation in the operation or ownership in the telecommunications sector, Asian America Telecommunications' joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese state-owned telecommunications operator. The completed networks are operated by China Unicom. The Company's joint ventures were to receive payments in return from China Unicom based on the distributable cash flow generated by the networks. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Company's associated financing and consulting arrangements.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a letter from China Unicom stating that the

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. CONTINGENCIES (CONTINUED)

supervisory department of the Chinese government had requested that China Unicom terminate the Project with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In further letters from China Unicom to the Company's joint ventures in Ningbo and Sichuan, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, including those with the Company's Ningbo and Sichuan joint ventures, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. The original letter and subsequent letters from China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. China Unicom has ceased further performance of its cooperation agreements with the Company's joint ventures. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Company's joint ventures, appropriate compensation and other matters related to termination of contracts. China Unicom made a distribution of amounts owed for the first half of 1999 according to the cooperation agreement it has with the Ningbo Ya Mei joint venture.

On November 6, 1999, our four Chinese telecommunications joint ventures engaged in projects with China Unicom, each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. Under the terms contemplated in these letters of intent, our joint ventures will receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets which comprise the projects that are currently held by the joint ventures will be unconditionally transferred to China Unicom. Portions of any amount paid to the joint ventures will, in due course, be distributed to the Company. The Company currently estimates the total amount of such distributions to be approximately US $86.0 million at current exchange rates. Final execution of the agreements contemplated in the letters of intent is subject to certain conditions, including further verification of certain elements of the cooperation between China Unicom and the joint ventures and execution of legally binding termination agreements between China Unicom and the joint ventures on or before December 1, 1999. Negotiations are continuing with China Unicom regarding this verification and the content of the definitive termination agreements. The Company cannot assure at this time that it will enter into definitive termination agreements with China Unicom or that those agreements will provide for payments producing distributions to the Company in the amounts specified above or otherwise contain terms that are satisfactory to the Company.

Based on the status of the negotiations with China Unicom, the Company believes that it will recover its investments in and advances to the affected joint ventures, exclusive of goodwill, as of September 30, 1999 of approximately $70.4 million. However, the Company cannot give any assurances that it will recover its net investment and if these negotiations are adversely concluded, they could have a material adverse effect on our financial position or results of operations. Based on the Company's best estimates, the Company will record a non-cash impairment charge of approximately $50.9 million for the write off of goodwill. Regardless of the actions taken presently, a further adjustment will likely be required once settlement is reached with China Unicom. This is a consequence of the inherent present uncertainty of the situation rather than of any factor within the Company's control.

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. CONTINGENCIES (CONTINUED)

The Communication Group's Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communication Group's joint ventures cooperating with China Unicom. Computer and software services such as offered by the Huaxia JV are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign involvement in telecommunications activities, which are at the center of certain Chinese authorities' actions against the Communication Group's joint telecommunications projects with China Unicom.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, the Company believes that, subject to the information disclosed in note 7, the outcome of any known, pending or threatened legal proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

The business activities of Metromedia International Group, Inc. ("Metromedia", "MMG" or "the Company") are composed of two operating groups, the Communications Group and Snapper. The Communications Group consists of two geographic areas, Eastern Europe and the republics of the former Soviet Union, and China. The operations in Eastern Europe and the former Soviet Union are as follows:
(i) various types of telephony services; (ii) cable television; (iii) paging services; and (iv) radio broadcasting. The Company's Communications Group has investments in various telephony related and e-commerce services in China. The Company manufactures lawn and garden products through Snapper.

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operation. Under the revised plan, the Communications Group intends to manage its paging business to a level that will not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company recorded a non-cash, nonrecurring charge on its paging assets of $49.9 million, which included a $35.9 million write off of goodwill and other intangibles. The non-cash, nonrecurring charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to joint ventures and wrote down inventory. The Communications Group anticipates that under the revised plan its paging business's operating losses will decrease significantly. In addition, the Company has reviewed the amortization periods for the remaining goodwill and intangibles associated with licenses for its operations in Eastern Europe and the republics of the former Soviet Union and has revised these amortization periods commencing in the quarter ending September 30, 1999. This change in estimates is accounted for prospectively and will result in additional annual amortization expense of approximately $4.4 million.

On September 30, 1999, the Company consummated the acquisition of PLD
Telekom Inc. pursuant to which a wholly owned subsidiary of the Company was merged with and into PLD Telekom with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom became a wholly owned subsidiary of the Company.

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

On November 1, 1995, as a result of the mergers of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company and MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company believes that it is unlikely that it will recover any distribution on account of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 83

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

The Communications Group reports its activity and invests in communications businesses in two primary geographic areas, Eastern Europe and the former Soviet Union, and the People's Republic of China. In Eastern Europe and the former Soviet Union, the Communications Group generally owns 50% or more of the operating joint ventures in which it invests. Because legal restrictions in China prohibit foreign participation in the operation or ownership in the telecommunications sector, the Company's telecommunications related joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese telecommunications operator. The completed networks are operated by China Unicom. In return, the Company received payments from China Unicom based on the distributable cash flow generated by the networks. Statistical data in this document regarding subscribers, population, etc. for the joint ventures in China relate to the telephony systems of China Unicom to which such joint ventures provide funding and services.

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its four joint telecommunications projects with the Communications Group. China Unicom has suspended cooperation with the Communications Group's joint ventures on the further development of networks. See Note 4 to Consolidated Condensed Financial Statements and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Communications Group-Risks Associated with the Company."

Huaxia JV was established as a sino-foreign equity joint venture between the Communications Group and All Warehouse Commodity Electronic Commerce Information Development Co. Ltd., a Chinese trading company. Under this structure, Huaxia JV will develop and operate electronic commerce computer information systems for use by its Chinese partner, its affiliates and customers in return for transaction fees under a fee-for-services arrangement.

The Company's financial statements at September 30, 1999 include PLD Telekom in its balance sheet and consolidated only the accounts and results of operations of 27 of the Communications Group's 62 operating joint ventures at September 30, 1999. Investments in other companies and joint ventures which are not majority owned, or which the Communications Group does not control, but over which the Communications Group exercises significant influence, have been accounted for using the equity method. Investments of the Communications Group or its consolidated subsidiaries over which significant influence is not exercised are carried under the cost method. See Notes 3 and 4 of the "Notes to Consolidated Condensed Financial Statements" of the Company, for those joint ventures recorded under the equity method and their summary financial information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Communications Group accounts for the majority of its joint ventures under the equity method of accounting since it generally does not exercise control. Under the equity method of accounting, the Communications Group reflects the cost of its investments, adjusted for its share of the income or losses of the joint ventures, on its balance sheet. The losses recorded for the three and nine months ended September 30, 1999 and 1998 represent the Communications Group's equity in the losses of the joint ventures in Eastern Europe, the former Soviet Union and China. Equity in the losses of the joint ventures by the Communications Group are generally reflected according to the level of ownership of the Joint Venture by the Communications Group until such Joint Venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the Joint Venture when the Communications Group is the sole funding source of the joint ventures. The results of operations of PLD Telekom will be included in the consolidated financial statements subsequent to September 30, 1999. PLD Telekom reports the results of its operations on a current basis (without a reporting lag).

The following table summarizes the Communications Group's (exclusive of PLD Telekom) joint ventures and subsidiaries at September 30, 1999, as well as the amounts contributed, amounts loaned net of repayments and total amounts invested in such joint ventures and subsidiaries at September 30, 1999 (in thousands).

                                                                 AMOUNT        AMOUNT
                                                               CONTRIBUTED     LOANED         TOTAL
                                                                TO JOINT      TO JOINT     INVESTED IN
                                                   COMPANY      VENTURE/      VENTURE/    JOINT VENTURE/
JOINT VENTURE(1)                                 OWNERSHIP %   SUBSIDIARY    SUBSIDIARY   SUBSIDIARY(2)
----------------                                 -----------   -----------   ----------   --------------
CELLULAR TELECOMMUNICATIONS
Baltcom GSM (Latvia)...........................       22%        $ 13,712     $     --       $ 13,712
Magticom (Tbilisi, Georgia)....................       35%           2,450       18,415         20,865
Tyumenruskom (Tyumen, Russia)(3)...............       46%           2,662        3,261          5,923
Ningbo Ya Mei Telecommunications Co., Ltd.
  (Ningbo City, China)(4)......................       41%           9,530       18,772         28,302
Ningbo Ya Lian Telecommunications Co., Ltd.
  (Ningbo Municipality, China)(4)..............       41%           5,046        3,380          8,426
                                                                 --------     --------       --------
                                                                   33,400       43,828         77,228
                                                                 --------     --------       --------
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co.,
  Ltd. (Sichuan Province, China)(3)(5).........       54%          11,087        8,851         19,938
Chongqing Tai Le Feng Telecommunications Co.,
  Ltd. (Chongqing Municipality, China)(3)(5)...       54%          13,581        2,040         15,621
Instaphone (Kazakhstan)........................       50%              93        1,899          1,992
Caspian American Telecommunications
  (Azerbaijan)(6)..............................       37%             200       13,751         13,951
                                                                 --------     --------       --------
                                                                   24,961       26,541         51,502
                                                                 --------     --------       --------
INTERNATIONAL AND LONG DISTANCE TELEPHONY
Telecom Georgia (Tbilisi, Georgia).............       30%           2,554           --          2,554
                                                                 --------     --------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                 AMOUNT        AMOUNT
                                                               CONTRIBUTED     LOANED         TOTAL
                                                                TO JOINT      TO JOINT     INVESTED IN
                                                   COMPANY      VENTURE/      VENTURE/    JOINT VENTURE/
JOINT VENTURE(1)                                 OWNERSHIP %   SUBSIDIARY    SUBSIDIARY   SUBSIDIARY(2)
----------------                                 -----------   -----------   ----------   --------------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania)(7)........      100%           2,405        6,238          8,643
Viginta (Vilnius, Lithuania)(7)................       55%             397        3,414          3,811
ATK (Archangelsk, Russia)(7)...................       81%           1,995          800          2,795
Ala TV (Bishkek, Kyrgyzstan)(3)(8).............       53%               1          972            973
Kosmos TV (Moscow, Russia).....................       50%           1,093       12,821         13,914
Baltcom TV (Riga, Latvia)......................       50%             819       12,209         13,028
Ayety TV (Tbilisi, Georgia)....................       49%             779        9,573         10,352
Kamalak TV (Tashkent, Uzbekistan)..............       50%             400        3,084          3,484
Sun TV (Chisinau, Moldova).....................       50%             400        7,366          7,766
Alma TV (Almaty, Karaganda, Actau and Ust-
  Kamenogorsk, Kazakhstan).....................       50%             222        7,294          7,516
Cosmos TV (Minsk, Belarus).....................       50%             400        4,977          5,377
Teleplus (St. Petersburg, Russia)..............       45%             990        1,518          2,508
                                                                 --------     --------       --------
                                                                    9,901       70,266         80,167
                                                                 --------     --------       --------
PAGING
Baltcom Paging (Tallinn, Estonia)(7)...........       85%        $  6,025     $    455       $  6,480
CNM (Romania)(7)...............................       54%             490       13,941         14,431
Paging One Services (Austria)(7)(9)............      100%           1,036       14,448         15,484
Eurodevelopment (Ukraine)(7)...................       51%           1,000        1,787          2,787
Kamalak Paging (Tashkent, Samarkand, Bukhara
  and Andijan, Uzbekistan).....................       50%             180        1,832          2,012
Mobile Telecom (Russia)(10)....................       50%           7,618           --          7,618
Baltcom Plus (Riga, Latvia)(11)................       50%              --           --             --
Paging One (Tbilisi, Georgia)(11)..............       45%              --           --             --
Raduga Poisk (Nizhny Novgorod, Russia)(11).....       45%              --           --             --
PT Page (St. Petersburg, Russia)(11)...........       40%              --           --             --
Kazpage (Kazakhstan)(11)(12)...................    26-41%              --           --             --
Alma Page (Almaty and Ust-Kamenogorsk,
  Kazakhstan)(11)..............................       50%              --           --             --
Paging Ajara (Batumi, Georgia)(11).............       35%              --           --             --
                                                                 --------     --------       --------
                                                                   16,349       32,463         48,812
                                                                 --------     --------       --------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary)(7)..........      100%           8,107          551          8,658
SAC (Moscow, Russia)(7)........................       83%             631        2,277          2,908
Radio Skonto (Riga, Latvia)(7).................       55%             289           --            289
Radio One (Prague, Czech Republic)(7)..........       80%             627          493          1,120
NewsTalk Radio (Berlin, Germany)(7)............       85%           2,758        8,262         11,020
Radio Vladivostok, (Vladivostok, Russia)(7)....       51%             267           61            328
Country Radio (Prague, Czech Republic)(7)......       85%           2,043           --          2,043
Radio Georgia (Tbilisi, Georgia)(7)(13)........       51%             705          319          1,024
Radio Katusha (St. Petersburg,
  Russia)(7)(13)...............................       75%             464          721          1,185
Radio Nika (Socci, Russia).....................       51%             260            4            264
AS Trio LSL (Tallinn, Estonia)(13).............       49%           1,545          419          1,964
                                                                 --------     --------       --------
                                                                   17,696       13,107         30,803
                                                                 --------     --------       --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                 AMOUNT        AMOUNT
                                                               CONTRIBUTED     LOANED         TOTAL
                                                                TO JOINT      TO JOINT     INVESTED IN
                                                   COMPANY      VENTURE/      VENTURE/    JOINT VENTURE/
JOINT VENTURE(1)                                 OWNERSHIP %   SUBSIDIARY    SUBSIDIARY   SUBSIDIARY(2)
----------------                                 -----------   -----------   ----------   --------------
E-COMMERCE
Huaxia Metromedia Information Technology Co.,
  Ltd. (Beijing, China)........................       29%             500           --            500
                                                                 --------     --------       --------
OTHER
Spectrum (Kazakhstan)(12)(14)..................       33%              --           --             --
                                                                 --------     --------       --------
TOTAL..........................................                  $105,361     $186,205       $291,566
                                                                 ========     ========       ========

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Total investment does not include any income or losses.

(3) Pre-operational systems as of September 30, 1999.

(4) Ningbo Ya Mei Telecommunications was formed to support the development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications was similarly formed to support development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its cooperation projects with these joint ventures. See Note 3 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks Associated with the Company".

(5) Sichuan Tai Li Feng Telecommunications and Chongqing Tai Le Feng Telecommunications were formed to support the development by China Unicom of fixed-line, public switched telephone networks in Sichuan Province and Chongqing Municipality, China, respectively. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its cooperation projects with these joint ventures. See
    Note 3 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks Associated with the Company".

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

(8) In June 1999, Ala TV, a joint venture 51% owned by the Communications Group and 4% owned by its 50% owned Kazakh joint venture Alma TV, launched cable television services in Bishkek, Kyrgyzstan. This joint venture will be consolidated subsequent to September 30, 1999.

(9) On July 7, 1999, Paging One Services entered into an agreement to sell certain of its assets and transfer its customers to a competing service provider in Austria. Pursuant to such agreement, Paging One transferred title to such assets and completed the transfer of its customers to the buyer on August 31, 1999. The Communications Group recorded a $1.2 million loss on the sale of Paging One Services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

(10) The Company's purchased its 50% interest in Mobile Telecom during
    June 1998 for $7.0 million plus two additional earnout payments to be made on February 14, 2000 and February 14, 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance compared to certain financial targets. Simultaneously with the purchase of the interest in Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

(11) Balances reflect write down of investment.

(12) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%. Amounts described as loaned in the above table represent loans to the service entity which in turn funds the joint ventures. The results of operations of the service entity are consolidated with the Company's financial statements.

(13) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

The following table summarizes by country the amounts contributed, amounts loaned net of repayments and total amounts invested in the Communications Group's joint ventures and subsidiaries (exclusive of PLD Telekom) at September 30, 1999 (in thousands):

                                                    AMOUNT                   AMOUNT                  TOTAL
                                                  CONTRIBUTED                LOANED                 INVESTED
                                                   TO JOINT                 TO JOINT                IN JOINT
                                                   VENTURE/                 VENTURE/                VENTURE/
COUNTRY                                           SUBSIDIARY       %       SUBSIDIARY      %       SUBSIDIARY      %
-------                                           -----------   --------   ----------   --------   ----------   --------
Austria.........................................    $  1,036       1.0      $ 14,448       7.8      $ 15,484       5.3
Azerbaijan......................................         200       0.2        13,751       7.4        13,951       4.8
Belarus.........................................         400       0.4         4,977       2.7         5,377       1.8
Czech Republic..................................       2,670       2.5           493       0.3         3,163       1.1
Estonia.........................................       7,570       7.2           874       0.5         8,444       2.9
Georgia.........................................       6,488       6.2        28,307      15.2        34,795      11.9
Germany.........................................       2,758       2.6         8,262       4.4        11,020       3.8
Hungary.........................................       8,107       7.7           551       0.3         8,658       3.0
Kazakhstan......................................         315       0.3         9,193       4.9         9,508       3.3
Krgyzstan.......................................           1       0.0           972       0.5           973       0.3
Latvia..........................................      14,820      14.1        12,209       6.6        27,029       9.3
Lithuania.......................................         397       0.4         3,414       1.8         3,811       1.3
Moldova.........................................         400       0.4         7,366       4.0         7,766       2.7
People's Republic of China (1)..................      39,744      37.7        33,043      17.7        72,787      25.0
Romania.........................................       2,895       2.7        20,179      10.8        23,074       7.9
Russia..........................................      15,980      15.2        21,463      11.5        37,443      12.5
Ukraine.........................................       1,000       0.9         1,787       1.0         2,787       0.9
Uzbekistan......................................         580       0.5         4,916       2.6         5,496       1.9
                                                    --------     -----      --------     -----      --------     -----
                                                    $105,361     100.0      $186,205     100.0      $291,566     100.0
                                                    ========     =====      ========     =====      ========     =====

------------------------

(1) The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its four joint telecommunications projects in China. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations--Risks Associated with the Company."

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

The following table sets forth the operating results for the three and nine months ended September 30, 1999 and 1998 of the Company's Communications Group and lawn and garden products segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND THE
                                                           REPUBLICS OF THE FORMER SOVIET UNION
                                ------------------------------------------------------------------------------------------
                                                        INTERNATIONAL
                                 CELLULAR                 AND LONG                                       SEGMENT
                                 TELECOM-      FIXED      DISTANCE       CABLE                RADIO       HEAD-
                                MUNICATIONS  TELEPHONY    TELEPHONY    TELEVISION  PAGING  BROADCASTING  QUARTERS   TOTAL
                                -----------  ---------  -------------  ----------  ------  ------------  --------  -------
COMBINED
Revenues......................    $ 9,704     $   277      $ 5,647      $ 8,222    $3,125     $4,034     $   342   $31,351
Depreciation and
  amortization................      3,426         182          843        1,268       452      2,888       1,898    10,957
Operating income (loss).......        294      (1,707)         406        1,757      (702)    (2,988)     (7,372)  (10,312)
CONSOLIDATED
Revenues......................         --          --           --        1,439       738      3,426         342     5,945
Gross profit..................
Depreciation and
  amortization................         --          --           --          413       339      2,829       1.898     5,479
Operating loss................         --          --           --          (34)     (458)    (3,018)     (7,372)  (10,882)
UNCONSOLIDATED JOINT VENTURES
Revenues......................      9,704         277        5,647        6,783     2,387        608          --    25,406
Depreciation and
  amortization................      3,426         182          843          855       113         59          --     5,478
Operating income (loss).......        294      (1,707)         406        1,791      (244)        30          --       570
Net loss......................       (995)     (2,785)         621          226      (272)        80          --    (3,125)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)....................       (616)     (1,509)         185        1,436        44         56          --      (404)
Loss on disposition of
  business....................                                                                                      (1,200)
Foreign currency loss.........                                                                                      (1,260)
Minority interest.............                                                                                        (272)
Interest expense..............
Interest income...............
Income tax expense............
Discontinued operations.......
Net loss......................


                                COMMUNICATIONS
                                    GROUP-                CORPORATE
                                    CHINA       SNAPPER  HEADQUARTERS  CONSOLIDATED
                                --------------  -------  ------------  ------------
COMBINED
Revenues......................
Depreciation and
  amortization................
Operating income (loss).......
CONSOLIDATED
Revenues......................     $    --      $46,989    $    --       $ 52,934
Gross profit..................                   13,337
Depreciation and
  amortization................      50,933        1,557          2         57,971
Operating loss................     (52,323)      (4,334)    (1,928)       (69,467)
UNCONSOLIDATED JOINT VENTURES
Revenues......................           3
Depreciation and
  amortization................         184
Operating income (loss).......        (378)
Net loss......................      (1,581)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)....................        (505)          --         --           (909)
Loss on disposition of
  business....................          --           --         --         (1,200)
Foreign currency loss.........          --           --         --         (1,260)
Minority interest.............      22,654           --         --         22,382
Interest expense..............                                             (2,792)
Interest income...............                                              1,852
Income tax expense............                                               (153)
Discontinued operations.......                                            (12,776)
                                                                         --------
Net loss......................                                           $(64,323)
                                                                         ========

--------------------------

NOTE 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization or EBITDA. The above information and the discussion of the Company's operations is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated joint ventures in Eastern Europe and the republics of the former Soviet Union. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The above information for the Communications Group's China joint ventures represents the investment in network construction and development of telephony networks for China Unicom. The above information does not reflect the results of operations of China Unicom's telephony networks. The Company has received notification from China Unicom stating that a department of the Chinese government has requested termination of its four joint telecommunications projects in China. See Note 4 to the Consolidated Condensed Financial Statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company".

NOTE 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                              COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION
                              ---------------------------------------------------------------------------------
                                                        INTERNATIONAL
                               CELLULAR                   AND LONG                                                        SEGMENT
                               TELECOM-       FIXED       DISTANCE        CABLE                    RADIO                   HEAD-
                              MUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING    OTHER     QUARTERS
                              -----------   ---------   -------------   ----------   --------   ------------   --------   --------
COMBINED
Revenues....................    $ 6,302          --         $7,436        $ 7,706    $ 4,543       $5,612       $ 908     $    680
Depreciation and
  amortization..............      2,501           6            489          3,912        732          395         109        1,424
Operating income (loss).....     (1,173)       (255)         2,988         (1,191)    (1,518)          (8)       (716)     (10,764)
CONSOLIDATED
Revenues....................         --          --             --            863      1,160        5,019          --          680
Gross profit................
Depreciation and
  amortization..............         --          --             --            426        318          337          --        1,424
Operating loss..............         --          --             --           (181)    (1,420)          13          --      (10,764)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................      6,302          --          7,436          6,843      3,383          593         908           --
Depreciation and
  amortization..............      2,501           6            489          3,486        414           58         109           --
Operating income (loss).....     (1,173)       (255)         2,988         (1,010)       (98)         (21)       (716)          --
Net income (loss)...........     (3,489)       (306)         2,515         (2,929)      (561)         (24)       (788)          --
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................        482        (251)           755         (1,707)      (435)         (13)        (22)          --
Gain on disposition of
  business..................
Foreign currency gain.......
Minority interest...........
Interest expense............
Interest income.............
Income tax expense..........
Discontinued operation......
Net loss....................


                                         COMMUNICATIONS
                                             GROUP-                   CORPORATE
                               TOTAL         CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                              --------   --------------   --------   ------------   ------------
COMBINED
Revenues....................  $ 33,187
Depreciation and
  amortization..............     9,568
Operating income (loss).....   (12,637)
CONSOLIDATED
Revenues....................     7,722      $     --      $47,330       $    --       $ 55,052
Gross profit................                               10,336
Depreciation and
  amortization..............     2,505           796        1,756             1          5,058
Operating loss..............   (12,352)       (2,920)      (9,127)       (1,603)       (26,004)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................    25,465         1,004
Depreciation and
  amortization..............     7,063           681
Operating income (loss).....      (285)          (22)
Net income (loss)...........    (5,582)         (742)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................    (1,191)         (102)          --            --         (1,293)
Gain on disposition of
  business..................     7,091            --           --            --          7,091
Foreign currency gain.......      (314)           --           --            --           (314)
Minority interest...........       155         1,782           --            --          1,937
Interest expense............                                                            (2,927)
Interest income.............                                                             2,734
Income tax expense..........                                                              (573)
Discontinued operation......                                                                --
                                                                                      --------
Net loss....................                                                          $(19,349)
                                                                                      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                            COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                            THE REPUBLICS OF THE FORMER SOVIET UNION
                              ----------------------------------------------------------------------------------------------------
                                                        INTERNATIONAL
                               CELLULAR                   AND LONG                                             SEGMENT
                               TELECOM-       FIXED       DISTANCE        CABLE                    RADIO        HEAD-
                              MUNICATIONS   TELEPHONY     TELEPHONY     TELEVISION    PAGING    BROADCASTING   QUARTERS    TOTAL
                              -----------   ---------   -------------   ----------   --------   ------------   --------   --------
COMBINED
Revenues....................    $27,624      $   331       $17,232        $24,510    $11,402      $13,326      $  1,260   $ 95,685
Depreciation and
  amortization..............      9,981          210         1,876          8,066      1,063        3,550         4,064     28,810
Operating income (loss).....       (579)      (1,890)        1,346            348     (1,809)      (4,259)      (21,401)   (28,244)
CONSOLIDATED
Revenues....................         --           --            --          4,100      2,483       11,531         1,260     19,374
Gross profit................
Depreciation and
  amortization..............         --           --            --          1,366        646        3,360         4,064      9,436
Operating income (loss).....         --           --            --           (212)    (1,757)      (4,271)      (21,401)   (27,641)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................     27,624          331        17,232         20,410      8,919        1,795            --     76,311
Depreciation and
  amortization..............      9,981          210         1,876          6,700        417          190            --     19,374
Operating income (loss).....       (579)      (1,890)        1,346            560        (52)          12            --       (603)
Net loss....................     (6,474)      (3,388)       (1,429)        (3,741)      (472)          (8)           --    (15,512)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................     (2,860)      (3,040)         (430)           199        (35)         (24)           --     (6,190)
Loss on disposition of
  business..................                                                                                                (1,200)
Foreign currency loss.......                                                                                                (4,054)
Minority interest...........                                                                                                   352
Interest expense............
Interest income.............
Income tax expense..........
Discontinued operations.....
Net loss....................


                              COMMUNICATIONS
                                  GROUP-                   CORPORATE
                                  CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                              --------------   --------   ------------   ------------
COMBINED
Revenues....................
Depreciation and
  amortization..............
Operating income (loss).....
CONSOLIDATED
Revenues....................     $     --      $166,207      $    --      $ 185,581
Gross profit................                     53,880
Depreciation and
  amortization..............       52,507         4,610            5         66,558
Operating income (loss).....      (59,396)        6,317       (4,861)       (85,581)
UNCONSOLIDATED JOINT
  VENTURES
Revenues....................        2,530
Depreciation and
  amortization..............        1,900
Operating income (loss).....          (47)
Net loss....................       (3,357)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)..................         (652)           --           --         (6,842)
Loss on disposition of
  business..................                                                 (1,200)
Foreign currency loss.......           --            --           --         (4,054)
Minority interest...........       26,882            --           --         27,234
Interest expense............                                                 (9,721)
Interest income.............                                                  6,098
Income tax expense..........                                                   (358)
Discontinued operations.....                                                (12,776)
                                                                          ---------
Net loss....................                                              $ (87,200)
                                                                          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                              COMMUNICATIONS GROUP--EASTERN EUROPE AND THE
                                                  REPUBLICS OF THE FORMER SOVIET UNION
                                ------------------------------------------------------------------------
                                                        INTERNATIONAL
                                 CELLULAR                 AND LONG
                                 TELECOM-      FIXED      DISTANCE       CABLE                 RADIO
                                MUNICATIONS  TELEPHONY    TELEPHONY    TELEVISION  PAGING   BROADCASTING
                                -----------  ---------  -------------  ----------  -------  ------------
COMBINED
Revenues......................   $ 15,152      $  --       $21,062      $23,336    $13,525    $15,276
Depreciation and
  amortization................      7,226          6         1,404       10,067      2,226      1,077
Operating income (loss).......     (5,814)      (255)        6,100       (4,561)    (6,550)       (14)

CONSOLIDATED
Revenues......................         --         --            --        2,439      3,317     13,713
Gross profit..................
Depreciation and
  amortization................         --         --            --        1,092      1,092        927
Operating income (loss).......         --         --            --       (1,265)    (6,571)       157

UNCONSOLIDATED JOINT VENTURES
Revenues......................     15,152         --        21,062       20,897     10,208      1,563
Depreciation and
  amortization................      7,226          6         1,404        8,975      1,134        150
Operating income (loss).......     (5,814)      (255)        6,100       (3,296)        21       (171)
Net income (loss).............    (11,554)      (306)        4,399       (7,715)    (2,102)      (186)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)....................     (2,622)      (251)        1,320       (4,015)    (1,736)       (94)
Gain on disposition of
  business....................
Foreign currency gain.........
Minority interest.............
Interest expense..............
Interest income...............
Income tax expense............
Discontinued operations.......
Net loss......................

                                COMMUNICATIONS GROUP--EASTERN EUROPE AND THE
                                REPUBLICS OF THE FORMER SOVIET UNION
                                --------------------------

                                         SEGMENT            COMMUNICATIONS
                                           HEAD                 GROUP-                 CORPORATE
                                 OTHER   QUARTERS   TOTAL       CHINA       SNAPPER   HEADQUARTERS  CONSOLIDATED
                                -------  --------  -------  --------------  --------  ------------  ------------
COMBINED
Revenues......................  $ 5,888  $  1,682  $95,921
Depreciation and
  amortization................    1,071     4,132   27,209
Operating income (loss).......   (2,500)  (31,525) (45,119)
CONSOLIDATED
Revenues......................    3,200     1,682   24,351     $    --      $165,159    $    --       $189,510
Gross profit..................                                                44,648
Depreciation and
  amortization................      481     4,132    7,724       2,293         5,478          5         15,500
Operating income (loss).......     (186)  (31,525) (39,390)    (10,205)      (12,245)    (4,500)       (66,340)
UNCONSOLIDATED JOINT VENTURES
Revenues......................    2,688        --   71,570       2,426
Depreciation and
  amortization................      590        --   19,485       1,960
Operating income (loss).......   (2,314)       --   (5,729)       (630)
Net income (loss).............   (2,503)       --  (19,967)     (2,475)
Equity in income (losses) of
  unconsolidated investees
  (Note 2)....................     (666)       --   (8,064)       (874)           --         --         (8,938)
Gain on disposition of
  business....................                       7,091          --            --         --          7,091
Foreign currency gain.........                           7          --            --         --              7
Minority interest.............                       1,497       5,925            --         --          7,422
Interest expense..............                                                                         (12,487)
Interest income...............                                                                           9,947
Income tax expense............                                                                          (1,203)
Discontinued operations.......                                                                           5,267
                                                                                                      --------
Net loss......................                                                                        $(59,234)
                                                                                                      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998, AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

LEGEND

C = Consolidated
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

The following sets forth, by line of business, the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures, the Communications Group's ownership percentage and selected income statement information for the three and nine months ended September 30, 1999 and 1998.

TELEPHONY

CELLULAR TELECOMMUNICATIONS

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------   --------   --------
Baltcom GSM (Latvia)........................................      22%          E           E
Magticom (Tbilisi, Georgia).................................      35%          E           E
Tyumenruskom (Tyumen, Russia)...............................      46%          P         N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures recorded under the equity method (in thousands, except subscriber information):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
                                              1999       1998     % CHANGE     1999       1998     % CHANGE
                                            --------   --------   --------   --------   --------   --------
Revenues..................................  $ 9,704    $ 6,302       54%     $27,624    $ 15,152      82%
Operating income (loss)...................  $   294    $(1,173)     N/M      $  (579)   $ (5,814)    (90)%
Net loss..................................  $  (995)   $(3,489)     (71)%    $(6,474)   $(11,554)    (44)%
Equity in income (losses) of joint
  ventures................................  $  (616)   $   482      N/M      $(2,860)   $ (2,622)     (9)%
Ending subscribers........................   98,840     41,446      138%      98,840      41,446     138%
Average monthly revenue per subscriber....  $ 35.42    $ 53.98      (34)%    $ 41.35    $  64.91     (36)%

REVENUES. Baltcom GSM operates a nationwide cellular telecommunication system in Latvia. Magticom provides service in major cities in Georgia and is licensed to provide service nationwide. Revenue and subscriber increases for the three and nine months ended September 30, 1999 as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

compared to the same periods in 1998 reflect the increasing demand for reliable and mobile telephone service in these markets. However, average monthly revenue per subscriber has declined for the three and nine months ended September 30, 1999 as compared to 1998. In Latvia, this is attributable to an increase in the number of prepaid customers. In Georgia, the devaluation of the Georgian lari from September 1998 to June 1999 has negatively impacted the U.S. dollar value of revenue generated.

OPERATING LOSS. Baltcom GSM and Magticom were both launched in 1997. Decreasing operating losses are a result of both operations moving out of the start-up phase and increasing revenues and subscriber base, as well as improved cost controls.

NET LOSS. The increase in interest expense in 1999 from the prior year represents additional borrowings by the joint ventures to fund and expand their operations. Additionally, included in the net losses in the nine months ended September 30, 1999 and 1998 were foreign currency gains of $1.5 million and losses of $702,000, respectively. For the three months ended September 30, 1999 and 1998, net losses included foreign currency gains of $1.5 million and losses of $259,000, respectively. Foreign currency losses represent the remeasurement of the ventures' financial statements, using the U.S. dollar as the functional currency.

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

FIXED TELEPHONY

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------   --------   --------
Instaphone (Kazakhstan).....................................      50%          E           P
Caspian American Telecommunications (Azerbaijan)............      37%          E         N/A

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures recorded under the equity method (in thousands, except subscriber information):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ------------------------------
                                                    1999       1998     % CHANGE     1999       1998     % CHANGE
                                                  --------   --------   --------   --------   --------   --------
Revenues........................................  $   277     $  --       N/A      $   331     $  --       N/A
Operating loss..................................  $(1,707)    $(255)      N/M      $(1,890)    $(255)      N/M
Net loss........................................  $(2,785)    $(306)      N/M      $(3,388)    $(306)      N/M
Equity in losses of joint ventures..............  $(1,509)    $(251)      N/M      $(3,040)    $(251)      N/M
Ending subscribers..............................      671        --       N/A          671        --       N/A
Average monthly revenue per subscriber..........  $258.28        --       N/M      $102.87        --       N/M

REVENUES. The revenues above were realized at the Communications Group's joint venture in Azerbaijan, which launched in April 1999. Operations of the Kazakhstan venture have been delayed by the lack of success in securing an interconnection agreement with the local ministry that is economically

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

and technically appropriate. An interconnection agreement is required to access public switched traffic from a private overlay network such as Instaphone's. The local ministry is not obligated to provide an interconnection agreement to the Communications Group's joint venture and despite the Communications Group's efforts, the Communications Group cannot determine when it will obtain an agreement, if ever. Since the lack of an interconnection essentially precludes the joint venture from establishing viable commercial operations, even though it meets the company requirement to be classified as an operational joint venture. When Instaphone is granted an interconnection agreement, it will begin to market its services and implement its business plan.

OPERATING AND NET LOSS. Included in the net losses in the three and nine months ended September 30, 1999 were foreign currency losses of $616,000 and $946,000, respectively. There were no corresponding losses for the same periods in 1998.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in joint venture losses represents the Communications Group's proportionate share of fixed telephony net losses for the periods.

INTERNATIONAL AND LONG DISTANCE TELEPHONY

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------   --------   --------
Telecom Georgia (Tbilisi, Georgia)..........................      30%          E          E

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income, net income (loss) and equity in income (loss) of the Communications Group's investment in Telecom Georgia which is recorded under the equity method (in thousands):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------------   ------------------------------
                                                  1999       1998     % CHANGE     1999       1998     % CHANGE
                                                --------   --------   --------   --------   --------   --------
Revenues......................................   $5,647     $7,436      (24)%    $17,232    $21,062      (18)%
Operating income..............................   $  406     $2,988      (86)%    $ 1,346    $ 6,100      (78)%
Net income (loss).............................   $  621     $2,515      (75)%    $(1,429)   $ 4,399      N/M
Equity in income (loss) of joint venture......   $  185     $  755      (75)%    $  (430)   $ 1,320      N/M

REVENUES. Telecom Georgia handles international calls inbound to and outbound from the Republic of Georgia. Revenues have decreased for the three months and nine months ended September 30,1999 as compared to the three months and nine months ended September 30, 1998. This is partially the effect of increased competition from other international telephone service providers during 1999. Whereas during the nine months ended September 30, 1998, Telecom Georgia was the only entity licensed to handle international call traffic in or out of Georgia. Further, the devaluation of the Georgian lari from September 1998 to June 1999 has negatively impacted the U.S. dollar value of revenue generated by outgoing calls. Telecom Georgia charges the local caller a per minute rate on these calls and pays a destination fee to the interconnect carrier.

OPERATING INCOME (LOSS). Operating results in the three and nine months ended September 30, 1999 decreased as a result of contractual reductions in termination accounting rates in international settlement agreements for traffic with overseas carriers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS). Included in net income (loss) were foreign currency losses of $2.3 million in the first nine months of 1999 and $611,000 in the first nine months of 1998. In the three months ended September 30, 1999, the lari began to appreciate against the US dollar, resulting in a foreign currency gain of $450,000. For the three months ended September 30, 1998, the foreign currency loss was $91,000. The increased foreign currency loss experienced in 1999 is a result of the devaluation of the Georgian lari from September 1998 to June 1999. Net income also included income taxes of $391,000 and $814,000 in the first nine months of 1999 and 1998, respectively. In the three months ended September 30, 1999 and 1998, income taxes were $178,000 and $322,000, respectively. The decrease in net results in the three months and nine months ended September 30, 1999 as compared to the net income in the three months and nine months ended September 30, 1998 is attributable to the significant devaluation of the Georgian lari.

EQUITY IN INCOME (LOSS) OF JOINT VENTURE. Equity in income (loss) of joint venture represents the Communications Group's proportionate share of Telecom Georgia's net income (loss) in 1999 and 1998.

CABLE TELEVISION

                                                                               SEPTEMBER 30
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------   --------   --------
Romsat Cable TV (Bucharest, Romania.........................      100%         C           C
Viginta (Vilnius, Lithuania)................................       55%         C           C
ATK (Archangelsk, Russia)...................................       81%         C         N/A
Kosmos TV (Moscow, Russia)..................................       50%         E           E
Baltcom TV (Riga, Latvia)...................................       50%         E           E
Ayety TV (Tbilisi, Georgia).................................       49%         E           E
Kamalak TV (Tashkent, Uzbekistan)...........................       50%         E           E
Sun TV (Chisinau, Moldova)..................................       50%         E           E
Alma TV (Almaty, Kazakhstan)................................       50%         E           E
Cosmos TV (Minsk, Belarus)..................................       50%         E           E
Teleplus (St. Petersburg, Russia)...........................       45%         E           P

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for cable television (in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ------------------------------
                                                    1999       1998     % CHANGE     1999       1998     % CHANGE
                                                  --------   --------   --------   --------   --------   --------
Revenues........................................   $1,439     $ 863        67%      $4,100    $ 2,439       68%
Operating loss..................................   $  (34)    $(181)      (81)%     $ (212)   $(1,265)     (83)%

REVENUES. Revenue increased by $1.7 million for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998; and by $576,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The increases are primarily due to increased revenue at Romsat of $898,000 and $296,000 for the nine and three months ended September 30, 1999, respectively, coupled with the acquisition of ATK in the Archangelsk region of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Russia. Romsat's favorable revenue trend was generated by an increase in rates and the launch of internet services via the cable network.

OPERATING LOSS. For the nine months ended September 30, 1999, operating losses included cost of services of $908,000, selling, general and administrative expenses of $2.0 million and depreciation and amortization expenses of $1.4 million. For the nine months ended September 30, 1998, operating losses included cost of services of $820,000, selling, general and administrative expenses of $1.8 million and depreciation and amortization expenses of $1.1 million. Included in operating loss for the three months ended
September 30, 1999 were cost of services of $285,000, selling general and administrative expenses of $775,000 and depreciation and amortization expenses of $413,000. Included in operating loss for the three months ended
September 30, 1998 were cost of services of $173,000, selling general and administrative expenses of $446,000 and depreciation and amortization expenses of $426,000. The decreased operating loss for the quarter and nine months ended September 30, 1999 as compared to the quarter and nine months ended
September 30, 1998 reflects the increase in revenue realized by continuing to emphasize the strategy of increasing the customer base by wiring buildings in advance and targeting for a lower priced, broader based program package.

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Company's investment in unconsolidated joint ventures recorded under the equity method (in thousands):

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                             ------------------------------   ------------------------------
                                               1999       1998     % CHANGE     1999       1998     % CHANGE
                                             --------   --------   --------   --------   --------   --------
Revenues...................................   $6,783    $ 6,843       (1)%    $20,410    $20,897       (2)%
Operating income (loss)....................   $1,791    $(1,010)     N/M      $   560    $(3,296)     N/M
Net income (loss)..........................   $  226    $(2,929)     N/M      $(3,741)   $(7,715)     (52)%
Equity in income (losses) of joint
  ventures.................................   $1,436    $(1,707)     N/M      $   199    $(4,015)     N/M

REVENUES. For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, revenue decreased by approximately $487,000. Revenues at Kosmos TV, Moscow, Kamalak TV and Sun TV decreased by approximately $813,000, 531,000 and $643,000, respectively, for reasons described below. These decreases were offset by increases at Alma TV and Cosmos TV. Alma TV revenue increased by approximately $1.2 million. In Almaty, Alma-TV distributes service through MMDS and wireline technologies. The growth and increased revenue has been achieved primarily through a rapid wireline build. The number of wireline homes servicable grew from approximately 71,000 at September 30, 1998 to approximately 185,000 at September 30, 1999, resulting in an increase in wireline subscribers from approximately 17,000 to approximately 37,000. Additionally, during the nine months ended September 30, 1999, the wireline build was expanded within Kazakhstan to the cities of Actua, Ust- Kamenogorsk, and Karaganda. This expansion accounts for approximately $182,000 of Alma TV's revenue increase. Increased revenue of approximately $763,000 at Cosmos TV, Minsk was a result of a 50% increase in subscribers from approximately 6,000 at September 30, 1998 to approximately 9,000 at September 30, 1999. However, the Communications Group is intentionally slowing the growth of Cosmos TV due to policies adopted by various governmental entities which may adversely affect the operations of the venture. These include foreign exchange controls which, coupled with scarcity of hard currency, limit the ability of the joint venture to purchase equipment abroad. Additionally, the Communications Group decided not to move ahead with a proposal to wire certain

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

parts of the city of Minsk for cable television after it was informed by the city of Minsk that this expansion would be subject to the payment of an additional fee.

As a deterrent to subscriber churn during the Russian economic crisis, Kosmos TV began granting price discounts to existing customers, which has negatively impacted revenue. The devaluation of the Moldovan lei has had an adverse impact on Sun TV's revenue as the rate increase necessary to achieve the pre-devaluation U.S. dollar value rate was made incrementally. Kamalak TV's installation revenue has decreased due to the limited ability to purchase equipment abroad due to foreign exchange controls in Uzbekistan.

The decrease in revenue of $60,000 for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 is primarily made up of decreases of approximately $147,000, $183,000, and $147,000 at Ayety TV, Kamalak TV and Sun TV, respectively, offset by increases at Alma TV and Cosmos TV of approximately $348,000 and $103,000 respectively.

OPERATING LOSS. For the nine months ended September 30, 1999, operating losses included cost of services of $2.8 million, selling, general and administrative expenses of $10.4 million and depreciation and amortization expenses of $6.7 million. For the nine months ended September 30, 1998, operating losses included cost of services of $3.4 million, selling general and administrative expenses of $11.8 million and depreciation and amortization expenses of $9.0 million. Included in operating loss for the three months ended
September 30, 1999 were cost of services of $980,000, selling general and administrative expenses of $3.2 million and depreciation and amortization expenses of $855,000. Included in operating loss for the three months ended September 30, 1998 were cost of services of $722,000, selling general and administrative expenses of $3.6 million and depreciation and amortization expenses of $3.5 million. The decreased operating loss for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 reflects the fact that certain operating costs are fixed and as the number of subscribers increased, it reduced the operating loss per subscriber, combined with cost savings achieved through economies of scale resulting from contract renegotiation with programmers and other suppliers. Also contributing to the improved results for the three and nine months ended September 30, 1999 was a reconciling adjustment of approximately $1.7 million decreasing depreciation expense recorded at Baltcom TV.

NET LOSS. Included in net losses in the nine months ended September 30, 1999 and 1998 were interest charges of $3.9 million and $3.3 million, respectively. In the three months ended September 30, 1999 and 1998, net income (loss) included interest charges of $1.3 million and $1.3 million, respectively. Also included in net income (loss) was foreign currency losses of $753,000 in the first nine months of 1999 and $708,000 in the first nine months of 1998. In the three months ended September 30, 1999 and 1998 foreign currency loss was $377,000 and $550,000, respectively. The increase in interest expense in the nine months and quarter ended September 30, 1999 as compared to the nine months and quarter ended September 30, 1998 relates to additional borrowings by the joint ventures to fund and expand their operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands, except subscriber information):

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                       ------------------------------   ------------------------------
                                         1999       1998     % CHANGE     1999       1998     % CHANGE
                                       --------   --------   --------   --------   --------   --------
Revenues.............................  $  8,222   $  7,706       7%     $ 24,510   $ 23,336       5%
Depreciation and amortization........  $ (1,268)  $ (3,912)    (68)%    $ (8,006)  $(10,067)     20%
Operating income (loss)..............  $  1,757   $ (1,191)    N/M      $    348   $ (4,561)    N/M
Ending subscribers...................   407,277    291,664      40%      407,277    291,664      40%
Average revenue per subscriber.......  $   7.00   $   9.16     (24)%    $   7.53   $  10.03     (25)%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, subscriber growth and revenue increases in 1999 were the result of further implementation of the strategy by which buildings were wired in advance and targeted for a lower priced, broader band program package. Total subscribers increased from 291,664 in 1998 to 407,277 in 1999. In 1999, the improvement in operating results reflects the favorable relationship between certain fixed operating costs and the increase in subscribers as described above, combined with cost savings achieved through economies of scale resulting in advantageous contract renegotiations with programmers and other suppliers. Additionally, as described above, a reconciling adjustment made at Baltcom TV favorably impacted the results of operations for the three and nine months ended September 30, 1999.

Revenue per average subscriber decreased during the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 as a result of increased wireline network build-outs and penetration, which distribute lower priced cable plans relative to the MMDS cable package.

PAGING

OVERVIEW. In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group intends to manage its paging business to a level that should not require significant additional funding for its operation. The Communications Group anticipates that under the revised plan its paging business operating losses will decrease significantly. The Company has adjusted its investment in certain paging operations which were recorded under the equity method to zero, and unless it provides future funding, will no longer record

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

its proportionate share of any future net losses of these investees and is reflected in the following table as E*.

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------   --------   --------
Paging One Services (Austria)...............................       100%       N/A          C
Baltcom Paging (Tallinn, Estonia)...........................        85%         C          C
CNM (Romania)...............................................        54%         C          C
Eurodevelopment (Ukraine)...................................        51%         C        N/A
Kamalak Paging (Tashkent, Samarkand, Bukhara and
Andijan, Uzbekistan)........................................        50%         E          E
Mobile Telecom (Russia).....................................        50%         E        N/A
Baltcom Plus (Riga, Latvia).................................        50%        E*          E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..........        50%        E*          E
Paging One (Tbilisi, Georgia)...............................        45%        E*          E
Raduga Poisk (Nizhny Novgorod, Russia)......................        45%        E*          E
PT Page (St. Petersburg, Russia)............................        40%        E*          E
Kazpage (Kazakhstan)........................................     26-41%        E*          E
Paging Ajara (Batumi, Georgia)..............................        35%        E*          E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating loss for paging (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
                                                1999       1998     % CHANGE     1999       1998     % CHANGE
                                              --------   --------   --------   --------   --------   --------
Revenues....................................   $ 738     $ 1,160      (36)%    $ 2,483    $ 3,317      (25)%
Operating loss..............................   $(458)    $(1,420)     (68)%    $(1,757)   $(6,571)     (73)%

REVENUES. For the nine months and quarter ended September 30, 1999 as compared to the nine months and quarter ended September 30, 1998, the decrease in revenue reflects the increasing competition from GSM operators in the markets in which the Communications Group has paging businesses. This factor has been partially offset by the acquisition during the fourth quarter of 1998 of a paging operation in the Ukraine.

OPERATING LOSS. For the nine months ended September 30, 1999, operating losses included cost of services of $173,000, selling general and administrative expenses of $3.4 million and depreciation and amortization expenses of $646,000. For the nine months ended September 30, 1998, operating losses included cost of services of $2.6 million, selling general and administrative expenses of $6.2 million and depreciation and amortization expenses of $1.1 million. Included in operating loss for the three months ended September 30, 1999 were cost of services of $33,000, selling general and administrative expenses of $824,000 and depreciation and amortization expenses of $339,000. Included in operating loss for the three months ended September 30, 1998 were cost of services of $615,000, selling general and administrative expenses of $1.6 million and depreciation and amortization expenses of $318,000. During the nine months and quarter ended September 30, 1998, increased marketing, advertising, technical and distribution expenses were incurred to introduce calling party pays service.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                          ------------------------------   ------------------------------
                                            1999       1998     % CHANGE     1999       1998     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Revenues................................   $2,387     $3,383      (29)%     $8,919    $10,208      (13)%
Operating income (loss).................   $ (244)    $  (98)     149 %     $  (52)   $    21      N/M
Net loss................................   $ (272)    $ (561)     (52)%     $ (472)   $(2,102)     (78)%
Equity in losses of joint ventures......   $   44     $ (435)     N/M       $  (35)   $(1,736)     (98)%

REVENUES. For the nine months and quarter ended September 30, 1999 as compared to the nine months and quarter ended September 30, 1998, the decrease in revenue reflects the increasing competition from GSM operators in the markets in which the Communications Group has paging businesses. These factors have been partially offset by the acquisition during the third quarter of 1998 of Mobile Telecom, a paging operation in Russia.

OPERATING INCOME (LOSS). Included in operating income for the nine months ended September 30, 1999 were cost of services of $1.8 million, selling, general and administrative expenses of $6.7 million and depreciation and amortization expenses of $417,000. For the nine months ended September 30, 1998, operating income included cost of services of $2.8 million, selling general and administrative expenses of $6.2 million and depreciation and amortization expenses of $1.1 million. For the three months ended September 30, 1999, operating loss included cost of services of $513,000, selling general and administrative expenses of $2.0 million and depreciation and amortization expenses of $113,000. Included in operating income for the three months ended September 30, 1998 were cost of services of $866,000, selling general and administrative expenses of $2.2 million and depreciation and amortization expenses of $414,000. Operating loss increased for the quarter ended
September 30, 1999 as compared to the quarter ended September 30, 1998 as a result of the operating loss of $428,000 at Mobile Telecom, which was purchased during the third quarter of 1998.

NET INCOME (LOSS). Included in the net losses in the nine months ended September 30, 1999 and 1998 were interest charges of $126,000 and $638,000, respectively. Also included in the net losses were foreign currency losses of $429,000 in the first nine months of 1999 and $547,000 in the first nine months of 1998. Net losses also included income taxes of $243,000 and $538,000 in the first nine months of 1999 and 1998, respectively. Finally, net losses also included other income of $379,000 and other loss of $403,000 in the first nine months of 1999 and 1998, respectively. In the three months ended September 30, 1999 and 1998, the net losses included interest charges of $46,000 and $265,000, respectively. In the three months ended September 30, 1999 and 1998 foreign currency gains (losses) were $(72,000) and $1,000, respectively. In the three months ended September 30, 1999 and 1998, income taxes were $68,000 and $206,000, respectively. In the three months ended September 30, 1999 and 1998, other income was $158,000 and $3,000, respectively

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. As noted above, the Communications Group recognizes its proportionate share of the net income or loss of its joint ventures, however, for 1998, the Communications Group recognized the full amount of losses generated by the joint ventures since the contributed capital of the joint venture had been depleted and the Communications Group was

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

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

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
                                          1999       1998     % CHANGE     1999       1998     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Revenues..............................   $3,125    $ 4,543      (31)%    $11,402    $13,525      (16)%
Depreciation and amortization.........   $ (452)   $  (732)     (38)%    $(1,063)   $(2,226)     (52)%
Operating loss........................   $ (702)   $(1,518)     (54)%    $(1,809)   $(6,550)     (72)%

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. Total subscribers increased from 102,703 in 1998 to 110,437 in 1999. Revenues of investments written off at December 31, 1998 are not included in the results of the unconsolidated or combined joint ventures above. Subscribers reported in 1999 includes 33,653 subscribers of these investments. Calling party pays subscribers are not included in the subscriber count. Decreases in operating loss in 1999 were due to the implementation during 1999 of the Communications Group's revised operating plan.

RADIO BROADCASTING

                                                                                    SEPTEMBER 30
                                                                               ----------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %        1999          1998
------------------------                                      -----------      --------      --------
Radio Juventus (Budapest, Hungary)..........................      100%            C             C
Country Radio (Prague, Czech Republic)......................       85%            C             P
NewsTalk Radio (Berlin, Germany)............................       85%            C             C
SAC (Moscow, Russia)........................................       83%            C             C
Radio One (Prague, Czech Republic)..........................       80%            C             C
Radio Katusha (St. Petersburg, Russia)......................       75%            C             E
Radio Skonto (Riga, Latvia).................................       55%            C             C
Radio Vladivostok, (Vladivostok, Russia)....................       51%            C             P
Radio Georgia (Tbilisi, Georgia)............................       51%            C             P
Radio Nika (Socci, Russia)..................................       51%            E             E
AS Trio LSL (Tallinn, Estonia)..............................       49%            E             E

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income (losses) for radio broadcasting (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
                                          1999       1998     % CHANGE     1999       1998     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Revenues..............................  $ 3,426     $5,019      (32)%    $11,531    $13,713      (16)%
Operating income (loss)...............  $(3,018)    $   13      N/M      $(4,271)   $   157      N/M

REVENUES. For the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998, revenues decreased by approximately
$2.2 million. Revenues decreased at Radio 7 and Radio Katusha by approximately $642,000 and $904,000, as the economic crisis had a negative impact on advertising spending in Russian markets and was offset by increased revenues at Country Radio, which was purchased at the end of the first quarter in 1998, of approximately $388,000. In addition, decreased revenue of approximately
$1.2 million at Radio Juventus resulted from increased competition from television and from two national radio networks. The decrease was partially offset by smaller revenue increases at the other stations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Revenue decreased by approximately $1.6 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Individually, revenues at Radio 7 and at Radio Katusha decreased by approximately $492,000 and $398,000, respectively, as the economic crisis had a negative impact on advertising spending in Russian markets. Revenue decreased by approximately $633,000 at Radio Juventus for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

OPERATING LOSS. For the nine months ended September 30, 1999, operating losses included selling, general and administrative expenses of $12.4 million and depreciation and amortization expenses of $3.4 million. For the nine months ended September 30, 1998, operating losses included selling, general and administrative expenses of $12.6 million and depreciation and amortization expenses of $927,000. Included in operating loss for the three months ended September 30, 1999 were selling, general and administrative expenses of $3.6 million and depreciation and amortization expenses of $2.8 million. Included in operating loss for the three months ended September 30, 1998 were selling, general and administrative expenses of $4.7 million and depreciation and amortization expenses of $337,000.

For the nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998, operating loss increased by approximately
$4.4 million and $3.0 million, respectively. This reflects the impact on revenue, as described above, of the economic climate in the Russian markets and increased competition in Hungary, as well as the increased programming and other expenses associated with the news and talk format at Berlin Aktuelle. The news and talk format has higher start up and continuing costs than traditional music radio stations. Included in amortization expense for the three and nine months ended September 30, 1999 is a write off of $2.4 million of the goodwill associated with the acquisition of the Communications Group's radio station in Berlin.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
                                                1999       1998     % CHANGE     1999       1998     % CHANGE
                                              --------   --------   --------   --------   --------   --------
Revenues....................................    $608       $593        3%       $1,795     $1,563      15%
Operating income (loss).....................    $ 30       $(21)      N/M       $   12     $ (171)     N/M
Net income (loss)...........................    $ 80       $(24)      N/M       $   (8)    $ (186)     (96)%
Equity in income (losses) of joint
  ventures..................................    $ 56       $(13)      N/M       $  (24)    $  (94)     (74)%

REVENUES. The increase in revenues in the nine months and quarter ended September 30, 1999 as compared to the nine months and quarter ended
September 30, 1998 is primarily attributable to additional revenues at the radio operations in Tallinn, Estonia.

OPERATING LOSS. For the nine months ended September 30, 1999, operating losses included selling, general and administrative expenses of $1.6 million and depreciation and amortization expenses of $190,000. For the nine months ended September 30, 1998, operating losses included selling, general and administrative expenses of $1.6 million and depreciation and amortization expenses of $150,000. Included in operating loss for the three months ended September 30, 1999 were selling, general and administrative expenses of $519,000 and depreciation and amortization expenses of $59,000. Included in operating loss for the three months ended September 30, 1998 were selling, general and administrative expenses of $556,000 and depreciation and amortization expenses of $58,000. The decreased operating losses for the nine months and quarters ended September 30, 1999 and September 30, 1998 are a result of the increases in revenue growth and are reflective of management's philosophy to continually develop existing audience share and revenue base.

NET LOSS. Included in net loss for the nine months ended September 30, 1999 and 1998 were interest charges of $32,000 and $9,000, respectively and foreign currency losses of $54,000 and $0, respectively. Included in net loss for the three months ended September 30, 1999 and 1998 were interest charges of $10,000 and $4,000, respectively.

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group initially recognizes its proportionate share of the net income or loss of its joint ventures. However, since 1996, the Communications Group has recognized the full amount of losses generated by the joint ventures since the contributed capital of the joint venture had been depleted and the Communications Group was generally the sole funding source.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating income (loss) on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
                                          1999       1998     % CHANGE     1999       1998     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Revenues..............................  $ 4,034     $5,612      (28)%    $13,326    $15,276      (13)%
Depreciation and amortization.........  $(2,888)    $ (395)     N/M      $(3,550)   $(1,077)     N/M
Operating loss........................  $(2,988)    $   (8)     N/M      $(4,259)   $   (14)     N/M

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. The decreased revenues and increased losses for the nine months and quarter ended September 30, 1999 compared to the nine months and quarter ended September 30, 1998, reflect the impact on revenues, as described above, of the economic climate in the Russian markets and increased competition in Hungary, as well as the increased programming and other expenses associated with the news and talk format at Berlin Aktuelle. The news and talk format has higher start up and continuing costs than traditional music radio stations.

OTHER

OVERVIEW: In July 1998, the Communications Group sold its investment in Protocall Ventures Limited. Additionally, the Company has adjusted its investment in Spectrum to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of this investment and is reflected in the following table as E*.

                                                                                   SEPTEMBER 30,
                                                                               ----------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %        1999          1998
------------------------                                      -----------      --------      --------
Spectrum (Kazakhstan).......................................      33%              E*          E
Protocall Ventures Ltd......................................      --             N/A          C/E

CONSOLIDATED SUBSIDIARIES AND JOINT VENTURES

The following table sets forth the consolidated revenues and operating income
(loss) for trunked mobile radio (in thousands):

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------------------------   -------------------------------
                                                    1999        1998      % CHANGE     1999        1998     % CHANGE
                                                  ---------   ---------   --------   ---------   --------   --------
Revenues........................................  $     --    $     --      N/A      $     --     $3,200      N/A
Operating loss..................................  $     --    $     --      N/A      $     --     $ (186)     N/A

REVENUES AND OPERATING LOSS. Operations of the consolidated trunked mobile radio ventures for the nine months and quarter ended September 30, 1998 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium. In July 1998, the Communications Group sold its investment in Protocall Ventures Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

UNCONSOLIDATED JOINT VENTURES

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                -------------------------------   -------------------------------
                                                  1999        1998     % CHANGE     1999        1998     % CHANGE
                                                ---------   --------   --------   ---------   --------   --------
Revenues......................................  $     --     $ 908       N/A      $     --    $ 2,688      N/A
Operating loss................................  $     --     $(716)      N/A      $     --    $(2,314)     N/A
Net loss......................................  $     --     $(788)      N/A      $     --    $(2,503)     N/A
Equity in losses of joint ventures............  $     --     $ (22)      N/A      $     --    $  (666)     N/A

REVENUES, OPERATING LOSS AND NET LOSS. Results for the nine months and quarter ended September 30, 1998, include results of Protocall Ventures' equity investments as well as results of Spectrum. As has been noted, the Communications Group sold its interest in Protocall Ventures in July 1998. Additionally, the Company's interest in Spectrum was written off during the fourth quarter of 1998.

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

COMBINED RESULTS OF OPERATIONS

The following table sets forth the revenues, depreciation and amortization, and operating loss on a combined basis of the Communications Group's consolidated and unconsolidated subsidiaries and joint ventures (in thousands):

                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                -------------------------------   -------------------------------
                                                  1999        1998     % CHANGE     1999        1998     % CHANGE
                                                ---------   --------   --------   ---------   --------   --------
Revenues......................................  $     --     $ 908       N/A      $     --    $ 5,888      N/A
Depreciation and amortization.................  $     --     $(109)      N/A      $     --    $(1,071)     N/A
Operating loss................................  $     --     $(716)      N/A      $     --    $(2,500)     N/A

ANALYSIS OF COMBINED RESULTS OF OPERATIONS. As noted above, in July 1998 the Communications Group sold its investment in Protocall Ventures, and at December 31, 1998 wrote down the investment in Spectrum to zero.

SEGMENT HEADQUARTERS

Segment headquarters represents the costs associated with executives, administration, logistics and joint venture support of the consolidated and unconsolidated joint ventures. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------------   ------------------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
Revenues...........................  $   342    $    680     (50)%    $  1,260   $  1,682     (25)%
Operating loss.....................  $(7,372)   $(10,764)    (32)%    $(21,401)  $(31,525)    (32)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES.  The decreased revenue for the three and nine months ended
September 30, 1999 compared to the three and nine months ended September 30, 1998 reflects a decrease in management fee revenues from the Communications Group's unconsolidated subsidiaries offset by an increase in programming fees.

OPERATING LOSS. Depreciation and amortization charges of $7.6 million and $4.1 million are included in operating loss for the nine months ended
September 30, 1999 and 1998, respectively. For the three months ended
September 30, 1999 and 1998, depreciation and amortization was $5.4 million and $1.4 million, respectively. The decreased operating loss for the three and nine month periods is primarily a result of reductions to headcount made in the fourth quarter of 1998, and the ensuing decreases in salary, employee benefits and travel expenses. These reductions were made in accordance with the Communications Group's plan to decrease corporate management and administration operating expenses.

The following table sets forth minority interest and foreign currency gain
(loss) for the consolidated operations of the Communications Group-Eastern Europe and the republics of the former Soviet Union (in thousands):

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                    SEPTEMBER 30,
                                          ------------------------------   ------------------------------
                                            1999       1998     % CHANGE     1999       1998     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Gain (loss) on sale of business.........  $(1,200)    $7,091      N/M      $(1,200)    $7,091      N/M
Foreign currency gain (loss)............  $(1,260)    $ (314)     N/M      $(4,054)    $    7      N/M
Minority interest.......................  $  (272)    $  155      N/M      $   352     $1,497      (77)%

GAIN (LOSS) ON SALE OF BUSINESS, FOREIGN CURRENCY GAIN (LOSS) AND MINORITY INTEREST. In August, 1999, the Communications Group sold the assets of Paging One Vienna, its wholly-owned paging subsidiary in Austria and recorded a loss of $1.2 million on the disposition of the business. In July, 1998, the Communications Group sold its share of Protocall Ventures. For the three and nine months ended September 30, 1999 and 1998, foreign currency gain (loss) includes losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the joint ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate.

All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss is the aggregate of the transaction differences resulting from the use of these different rates. For the three and nine months ended September 30, 1999 and 1998, minority interest represents the allocation of losses and distributions by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

COMMUNICATIONS GROUP-CHINA

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     1999       1998
------------------------                                      -----------     ----       ----
CELLULAR TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd.
  (Ningbo City, China)......................................      70%          E         E
Ningbo Ya Lian Telecommunications Co., Ltd.
  (Ningbo Municipality, China)..............................      70%          E        N/A
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
  (Sichuan Province, China).................................      92%          E         P
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China)...........................      92%          E         P
E-COMMERCE
Huaxia Metromedia Information Technology Co., Ltd.
  (Beijing, China)..........................................      49%          P        N/A

                                                               DISTRIBUTABLE
                                                                CASH FLOW %
CHINA UNICOM PROJECT                                          TO JOINT VENTURE
--------------------                                          ----------------
Ningbo Project I............................................         73%
Ningbo Project II...........................................         73%
Sichuan Province............................................         78%
Chongqing Municipality......................................         78%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

JOINT VENTURE INFORMATION

                                                          THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                  -----------------------------------------------------
                                                   NINGBO     NINGBO    SICHUAN    CHONGQING
                                                     JV       JV II        JV         JV        TOTAL
                                                  --------   --------   --------   ---------   --------
Revenues........................................  $    --     $  --     $    --      $   3     $     3
Depreciation and amortization...................  $    (3)    $(144)    $     6      $ (43)    $  (184)
Operating loss..................................  $   (69)    $(161)    $   (25)     $(123)    $  (378)
Net loss........................................  $  (774)    $(352)    $  (260)     $(195)    $(1,581)
Equity in losses of joint ventures..............  $  (140)    $(199)    $   (47)     $(119)    $  (505)

                                                          THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -----------------------------------------------------
                                                   NINGBO     NINGBO    SICHUAN    CHONGQING
                                                     JV       JV II        JV         JV        TOTAL
                                                  --------   --------   --------   ---------   --------
Revenues........................................  $   980     $  --     $    --      $  24     $ 1,004
Depreciation and amortization...................  $  (613)    $  --     $   (10)     $ (58)    $  (681)
Operating income (loss).........................  $   273     $ (11)    $  (162)     $(122)    $   (22)
Net income (loss)...............................  $  (289)    $  (6)    $  (326)     $(121)    $  (742)
Equity in income (losses) of joint ventures.....  $   146     $  (4)    $  (300)     $  56     $  (102)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  -----------------------------------------------------
                                                   NINGBO     NINGBO    SICHUAN    CHONGQING
                                                     JV       JV II        JV         JV        TOTAL
                                                  --------   --------   --------   ---------   --------
Revenues........................................  $ 1,996     $ 504     $    --      $  30     $ 2,530
Depreciation and amortization...................  $(1,224)    $(144)    $  (249)     $(283)    $(1,900)
Operating income (loss).........................  $   581     $ 315     $  (449)     $(494)    $   (47)
Net income (loss)...............................  $(1,494)    $  14     $(1,185)     $(692)    $(3,357)
Equity in income (losses) of joint ventures.....  $   147     $ 137     $  (474)     $(462)    $  (652)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  -----------------------------------------------------
                                                   NINGBO     NINGBO    SICHUAN    CHONGQING
                                                     JV       JV II        JV         JV        TOTAL
                                                  --------   --------   --------   ---------   --------
Revenues........................................  $ 2,375     $  --     $    --      $  51     $ 2,426
Depreciation and amortization...................  $(1,784)    $  --     $   (28)     $(148)    $(1,960)
Operating income (loss).........................  $   404     $ (11)    $  (483)     $(540)    $  (630)
Net loss........................................  $(1,300)    $  (6)    $  (636)     $(533)    $(2,475)
Equity in income (losses) of joint ventures.....  $    43     $  (4)    $  (587)     $(326)    $  (874)

The Communications Group has received notification from China Unicom stating that a department of the Chinese government has requested termination of its four joint telecommunications projects in China. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

    The following table sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony-related joint ventures in China (in thousands):

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------------   ------------------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
Operating loss.....................  $(52,323)  $(2,920)     N/M      $(59,396)  $(10,205)    N/M
Equity in losses of joint
  ventures.........................  $   (505)  $  (102)     N/M      $   (652)  $   (874)    (25)%
Minority interests.................  $ 22,654   $ 1,782      N/M      $ 26,882   $  5,925     N/M

OVERVIEW. The Company's (through its majority owned subsidiary, Asian American Telecommunications) investments in telecommunications joint ventures in China have been made through a commonly accepted structure in China known as a sino-sino-foreign joint venture. Because legal restrictions in China prohibit direct foreign participation in the operation or ownership in the telecommunications sector, Asian America Telecommunications' joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese state-owned telecommunications operator. The completed networks are operated by China Unicom. The Company's joint ventures were to receive payments in return from China Unicom based on the distributable cash flow generated by the networks. Asian American Telecommunications accounts for its investments in its sino-sino-foreign joint ventures under the equity method. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Company's associated financing and consulting arrangements.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the Project with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In further letters from China Unicom to the Company's joint ventures in Ningbo and Sichuan, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, including those with the Company's Ningbo and Sichuan joint ventures, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. The original letter and subsequent letters from China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. China Unicom has ceased further performance of its cooperation agreements with the Company's joint ventures. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Company's joint ventures, appropriate compensation and other matters related to termination of contracts. China Unicom made a distribution of amounts owed for the first half of 1999 according to the cooperation agreement it has with the Ningbo Ya Mei joint venture.

On November 6, 1999, our four Chinese telecommunications joint ventures engaged in projects with China Unicom each, entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. Under the terms contemplated in these letters of intent, our joint ventures will receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets which comprise the projects that are currently held by the joint ventures will be unconditionally transferred to China Unicom. Portions of any amount paid to the joint ventures will, in due course, be distributed to the Company. The Company currently estimates the total amount of such distributions to be approximately US $86.0 million at current exchange rates. Final execution of the agreements contemplated in the letters of intent is subject to certain conditions, including further verification of certain elements of the cooperation between China Unicom and the joint ventures and execution of legally binding termination agreements between China Unicom and the joint ventures on or before December 1, 1999. Negotiations are continuing with China Unicom regarding this verification and the content of the definitive termination agreements. The Company cannot assure at this time that it will enter into definitive termination agreements with China Unicom or that those agreements will provide for payments producing distributions to the Company in the amounts specified above or otherwise contain terms that are satisfactory to the Company.

Each of the Company's sino-sino-foreign joint ventures has stopped its accounting for its share of the net distributable cash flows under the cooperation agreements with China Unicom and the amortization of the investment in the projects effective July 1, 1999 based on the termination notices received from China Unicom.

For the period ended September 30, 1999, the joint ventures have performed impairment analyses of their investments in the cooperation agreements based on information they have obtained from their termination negotiations with China Unicom. Based on these negotiations, the Company and its joint ventures believe that the joint ventures will recover their recorded investment balances as of September 30, 1999. Accordingly, no impairment writedowns will be taken by the joint ventures during the third quarter.

For the quarter ended September 30, 1999, the Company continues to account for its investments in sino-sino-foreign joint ventures under the equity method of accounting. The Company has performed an impairment analysis of its investments in and advances to joint ventures and related goodwill to determine the amount that these assets have been impaired.

The Company reviewed its investment in the joint ventures for other than temporary decline and the Company has determined the related goodwill should be considered an asset to be disposed of and has estimated the fair value less costs to dispose of its investment and has stopped amortizing the balance. The Company believes that the termination notices relating to the cooperation agreements with China Unicom is an event that gives rise to an accounting loss which is probable. The amount of the non-cash impairment charge will be the difference between the sum of the carrying values of its investments and advances made to joint ventures plus goodwill less the Company's best estimate of compensation it will receive from the joint ventures which China Unicom will make.

Based on the status of the negotiations with China Unicom, the Company believes that it will recover its investments in and advances to the affected joint ventures, exclusive of goodwill, as of September 30, 1999 of approximately $70.4 million. However, the Company cannot give any assurances that it will recover its net investments and if these negotiations are adversely concluded, they could have a material adverse effect on our financial position or results of operations. Based on the Company's best estimates, the Company will record a non-cash impairment charge of approximately $50.9 million for the write off of goodwill. Regardless of the actions taken presently, a further adjustment will likely be required once settlement is reached with China Unicom. This is a consequence of the inherent present uncertainty of the situation rather than of any factor within the Company's control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING LOSS. Operating losses increased by $49.4 million for the three months ended September 30, 1999 as compared to the losses of $2.9 million for the same period in 1998 due principally to the write-down of the goodwill
$50.9 million. This writedown was taken as a result of the suspension of the project cooperation between the Communication Group's Ningbo, Sichuan and Chongqing joint ventures and China Unicom. Overall operating losses were partially offset as the Communications Group completed reducing the workforce it devotes to support of China Unicom telecommunications projects. For the development of the new business in China, expatriate and local employees were recruited in the third quarter. Operating losses similarly increased
$49.2 million to $59.4 million for the nine months ended September 30, 1999 as compared to the same period in 1998.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's joint ventures in China amounted to $505,000 for the three months ended September 30, 1999 as compared to equity losses of $294,000 for the same period in 1998. For the third quarter of 1999, the equity in losses recorded for the Company's China Unicom related joint ventures are limited to the internal operations of these joint ventures and reflect principally interest expense. The recorded equity in losses of these joint ventures excludes accounting for any amount receivable from China Unicom under sino-sino-foreign joint venture contracts and any amortization of the joint ventures' investment in China Unicom. These measures reflect the fact that cooperation with China Unicom has been suspended and will not likely be resumed (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks Associated with the Company"). The Company's Huaxia joint venture had not yet commenced revenue generating operations as of September 30, 1999.

Equity in losses of the Communications Group's joint ventures in China amounted to $652,000 for the nine months ended September 30, 1999 as compared to $874,000 for the same period in 1998. As noted above, the equity in losses recorded for the Company's China Unicom related joint ventures are limited to the internal operations of these joint ventures for the third quarter of 1999. The majority of the 1999 and 1998 losses arise from the absence of any revenues for the joint ventures in Sichuan and Chongqing during the pre-operational and start-up stages of the China Unicom projects each venture supports. The projects remained in a pre-operational state until the commercial service launch in January 1999. However, the projects did not return any revenue to the joint ventures during their initial start-up period of operation during 1999. The Sichuan and Chongqing joint ventures contributed $913,000 to the losses for the first nine months of 1998 and $936,000 to losses for the first nine months of 1999. The joint ventures supporting China Unicom's Ningbo City and Ningbo Municipality GSM projects recorded income of $284,000 in 1999, partially offsetting losses in the wire line joint ventures. The Ningbo projects generated $2.5 million in year to date 1999 revenues to the joint ventures, but this was not yet sufficient to overcome the joint ventures' $3.7 million of amortization and interest expenses during the same period.

MINORITY INTERESTS. For the three and nine months ended September 30, 1999 and 1998, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                     ------------------------------   ------------------------------
                                       1999       1998     % CHANGE     1999       1998     % CHANGE
                                     --------   --------   --------   --------   --------   --------
Revenues...........................  $46,989    $47,330       (1)%    $166,207   $165,159       1 %
Gross profit.......................  $13,337    $10,336       29 %    $ 53,880   $ 44,648      21 %
Operating income (loss)............  $(4,334)   $(9,127)     (53)%    $  6,317   $(12,245)    N/M

REVENUES. Snapper's 1999 third quarter sales were $47.0 million as compared to $47.3 million in 1998. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales for the quarter ended September 30, 1999 were flat compared to the same period of 1998, as decreases in walk and rear-engine rider lawn mower sales were offset by $3.6 million of higher snowthrower sales during the quarter.

Snapper's 1999 year-to-date sales were $166.2 million as compared to $165.2 million in 1998. Walk and rear-engine rider lawn mower sales decreased during the last two quarters of 1999 and were offset by $9.4 million in higher snowthrower sales in 1999 as compared to 1998.

GROSS PROFIT. Gross profit for the three months ended September 30, 1999 was $13.3 million as compared to $10.3 million in 1998. Improved gross profit margins in 1999 were due to the production of snowthrowers during the quarter, which generated greater operating efficiencies than in 1998, when no snowthrowers were produced. The lower gross profit in 1998 was also due to sales of older equipment during the quarter at special pricing to help eliminate older inventory acquired in distributor inventory repurchases during 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit year-to-date 1999 was $53.9 million as compared to $44.6 million. The gross profit increase is due to production efficiencies in 1999, as noted above, as compared with 1998, when production was reduced to lower inventory levels. The 1998 gross profit was also affected by special pricing of inventory in the second and third quarters.

OPERATING INCOME(LOSS). Operating loss for the third quarter was $4.3 million in 1999 as compared to an operating loss of $9.1 million in 1998. The 1999 operating loss improvement was due to higher gross profit margins as noted above and a $2.7 million reduction in advertising expense. The third quarter 1999 operating loss was negatively impacted by a $3.8 million settlement on certain legal matters. In addition, in 1998, Snapper accrued $1.3 million for expenses on certain legal matters and $2.6 million for slow-moving and excess spare parts.

For the nine months ending September 30, 1999 operating income was $6.3 million as compared to a 1998 operating loss of $12.2 million. The 1999 operating income is due to improved gross profit margins, productivity increases and decreased advertising and excess inventory expenses as noted above. In addition, in 1999 Snapper settled certain legal matters, which resulted in a loss of $3.2 million.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
                                          1999       1998     % CHANGE     1999       1998     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Operating loss........................  $(1,928)   $(1,603)      20 %    $(4,861)   $(4,500)       8 %

OPERATING LOSS. For the three months ended September 30, 1999 and 1998, Corporate Headquarters had general and administrative expenses of approximately $1.9 million and $1.6 million, respectively. For the nine months ended September 30, 1999 and 1998, Corporate Headquarters had general and administrative expenses of approximately $4.9 million and $4.5 million, respectively. Corporate headquarters includes general and administrative expenses.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and nine months ended September 30, 1999 and 1998 (in thousands):

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                   ------------------------------   -------------------------------
                                     1999       1998     % CHANGE     1999        1998     % CHANGE
                                   --------   --------   --------   ---------   --------   --------
Interest expense.................  $ (2,792)  $ (2,927)     (5)%    $  (9,721)  $(12,487)    (22)%
Interest income..................  $  1,852   $  2,734     (32)%    $   6,098   $  9,947     (39)%
Income tax expense...............  $   (153)  $   (573)    (73)%    $    (358)  $ (1,203)    (70)%
Discontinued operations..........  $(12,776)  $     --     N/M      $ (12,776)  $  5,267     N/M
Net loss.........................  $(64,323)  $(19,349)    N/M      $ (87,200)  $(59,234)    N/M

INTEREST EXPENSE. Interest expense decreased $135,000 to $2.8 million for the three months ended September 30, 1999. The decrease in interest was due principally to a decrease in borrowings at Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Interest expense decreased $2.8 million to $9.7 million for the nine months ended September 30, 1999. The decrease in interest expense was due to the repayment of debt at Corporate Headquarters and a decrease in borrowings at Snapper.

INTEREST INCOME. Interest income decreased $882,000 and $3.8 million for the three and nine months ended September 30, 1999, respectively, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

INCOME TAX EXPENSE. For the three and nine months ended September 30, 1999 and 1998, the income tax benefit from continuing operations that would have resulted from applying the federal statutory rate of 35% was $18.0 million and $6.6 million, $25.9 million and $22.2 million, respectively. The income tax benefit in 1999 and 1998 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in all periods in 1999 and 1998 reflects foreign taxes in excess of the federal credit.

NET LOSS INCLUDING DISCONTINUED OPERATIONS.  Net loss increased to
$64.3 million for the three months ended September 30, 1999 from $19.3 million for the three months ended September 30, 1998. The increase in operating loss in 1999 is primarily from the write-off of the goodwill relating to the Communications Group's operations in China, partially offset by a reduction in the Communications Group's operating loss in the current year of $1.5 million and an increase in the operating results of Snapper in the current year of $4.8 million. Equity in losses of unconsolidated investees increased in 1999 by $308,000. The net loss for 1999 includes the settlement of a lawsuit in connection with the sale of the Entertainment Group.

Net loss increased to $87.2 million for the nine months ended September 30, 1999, from $59.2 million for the nine months ended September 30, 1998. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $5.3 million. The increase in operating loss and net loss in 1999 is primarily from the write-off of the goodwill relating to the Communications Group's operations in China partially offset by a reduction in the Communications Group's operating loss of $11.7 million and an improvement in Snapper's operating results of $18.6 million. The net loss for 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Entertainment Group.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

MMG is a holding company and, accordingly, does not generate cash flows from operations. In connection with the acquisition of PLD Telekom, the Company has incurred $163.0 million of debt. The Communications Group is dependent on MMG for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Such funding requirements are based on the anticipated funding needs of its joint ventures and certain acquisitions committed to by the Company. Cash amounts expended in connection with the Company's acquisition of PLD Telekom were funded from cash on hand. In addition, future capital requirements of PLD Telekom and the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures and PLD Telekom to generate positive cash flows. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted debt repayments, to the Company. In addition, the Company has periodically funded the short-term working capital needs of Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of September 30, 1999.

On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through September 15, 1999, the Company has paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

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

Since each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. In addition, the Company will be required to pay interest on the debt incurred in the acquisition of PLD Telekom commencing September 30, 2000. As a result, the Company will require in addition to its cash on hand, additional financing in order to satisfy its long-term business objectives including its on-going working capital requirements, debt service, funding of pre-operational joint ventures and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. The indenture for the Metromedia Notes permits the Company to finance the development of its communications operations. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the near-term.

Management believes that its long-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's joint ventures

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

and subsidiaries, including PLD Telekom, achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

As the Communications Group is in the early stages of development, the Company expects to generate significant consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

PLD TELEKOM

In connection with the merger with PLD Telekom, the Company issued
$210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Metromedia Notes") to the holders of the PLD Notes pursuant to an Agreement to Exchange and Consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders.

The terms of the Metromedia Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as Trustee. The Metromedia Notes will mature on September 30, 2007. The Metromedia Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Metromedia Notes will not accrue cash interest before March 30, 2002. After this date, the Metromedia Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year, commencing September 30, 2002. The interest on the Metromedia Notes will be computed on the basis of a 360-day year comprised of twelve months.

The Metromedia Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future senior indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries, whether or not secured.

The Metromedia Notes will be redeemable at the sole option of the Company on and after March 30, 2002 only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

Upon the occurrence of a change of control of the Company (as such term is defined in the Indenture), the holders of the Metromedia Notes will be entitled to require the Company to repurchase such holders' Notes at a purchase price equal to 101% of the accreted value of the Metromedia Notes (if such repurchase is before March 30, 2002) or 101% of the principal amount of such Notes plus accrued and unpaid interest to the date of repurchase (if such repurchase is after March 30, 2002).

The Indenture for the Metromedia Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Metromedia Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Also at completion of the merger, PLD Telekom repaid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom has agreed to repay Travelers the remaining
$4.9 million due under the Old Travelers Agreement on August 30, 2000 and to pay interest on the outstanding amount at a rate of 10 1/2%. In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $.01 per share. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

During the second half of 1999, PLD Telekom entered into certain option arrangements with First National Holding SA ("FNH") which owns the majority of the ordinary shares of OAO Telecominvest, a Russian company with interests in a wide range of telecommunications companies in St. Petersburg and Northwestern Russia and PLD Telekom's joint venture partner in its subsidiary PeterStar. The aggregate consideration for the options was $8.5 million and they give the Company the right to participate in FNH's planned private placement by acquiring, for nominal value, that number of shares equal to $8.5 million divided by 80% of the issuance price in the placement or, if the placement is not completed by December 31, 1999, to acquire up to 16% of FNH for additional consideration of approximately $8.5 million. The options expire if not exercised by January 31, 2000.

PLD Telekom is a holding company and has historically funded its own requirements and the needs of its operating businesses for capital expenditures and operating expenses out of the proceeds of its financing activities, including supplier financing, proceeds from sales of assets and, to the extent that these existed, distributions from its operating businesses (in the form of management fees and dividends).

PLD Telekom's operating businesses have become largely self-sustaining, and while they continue to have on-going capital requirements associated with the development of their businesses, they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is PLD Telekom specifically obligated to provide capital to its operating businesses; it was so obligated in the past, but all such obligations have been met. During the course of 1998 and 1999 PLD Telekom has engaged in the development of two new businesses--Cardlink (through which it is intended to implement wireless card validation systems using proprietary technology), and a new international carrier services business under the name "PLDncompass", but PLD Telekom currently has no specific capital commitments in relation to these businesses.

As a result of the acquisition of PLD Telekom by MMG, the majority of PLD Telekom's commitments at the holding company level have been satisfied or assumed by MMG, such that the $4.9 million due to Travelers on August 30, 2000, as described above, and a promissory note in the amount of $1.2 million which falls due on November 20, 1999 are the only commitments upcoming during 1999 and 2000. Historically, PLD Telekom's corporate overhead has been funded as described above. It is anticipated that as a consequence of the merger, the overall corporate overhead of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Communications Group will be significantly reduced, with the resulting more limited corporate function being funded as described elsewhere in this section.

METROMEDIA INTERNATIONAL TELECOMMUNICATIONS

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

Credit agreements between the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 1999, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $227.8 million, of which $47.0 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

Metromedia International Group and Metromedia International
Telecommunications, Inc. have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At September 30, 1999, Metromedia China had borrowed $91.0 million under this credit agreement (including accrued interest).

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

CHINA

The Company's investments (through its majority owned subsidiary, Asian American Telecommunications) in telecommunications joint ventures in China have been made through a commonly accepted structure in China known as a sino-sino-foreign joint venture. Because legal restrictions in China prohibit direct foreign participation in the operation or ownership in the telecommunications sector, Asian America Telecommunications' joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese state-owned telecommunications operator. The completed networks are operated by China Unicom. The Company's joint ventures were to receive payments in return from China Unicom based on the distributable cash flow generated by the networks. Asian American Telecommunications accounts for its investments in its sino-sino-foreign joint ventures under the equity method. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Company's associated financing and consulting arrangements.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a letter from China Unicom stating that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

supervisory department of the Chinese government had requested that China Unicom terminate the Project with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In further letters from China Unicom to the Company's joint ventures in Ningbo and Sichuan, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, including those with the Company's Ningbo and Sichuan joint ventures, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. The original letter and subsequent letters from China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. China Unicom has ceased further performance of its cooperation agreements with the Company's joint ventures. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Company's joint ventures, appropriate compensation and other matters related to termination of contracts.

On November 6, 1999, our four Chinese telecommunications joint ventures engaged in projects with China Unicom, each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. Under the terms contemplated in these letters of intent, our joint ventures will receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets which comprise the projects that are currently held by the joint ventures will be unconditionally transferred to China Unicom. Portions of any amount paid to the joint ventures will, in due course, be distributed to the Company. The Company currently estimates the total amount of such distributions to be approximately US $86.0 million at current exchange rates. Final execution of the agreements contemplated in the letters of intent is subject to certain conditions, including further verification of certain elements of the cooperation between China Unicom and the joint ventures and execution of legally binding termination agreements between China Unicom and the joint ventures on or before December 1, 1999. Negotiations are continuing with China Unicom regarding this verification and the content of the definitive termination agreements. The Company cannot assure at this time that it will enter into definitive termination agreements with China Unicom or that those agreements will provide for payments producing distributions to the Company in the amounts specified above or otherwise contain terms that are satisfactory to the Company.

Based on the status of the negotiations with China Unicom, the Company cannot predict the amount of compensation it will receive with any degree of certainty. The Company believes, based on information received during these negotiations, that any settlement with China Unicom will include both a return of amounts contributed by the joint ventures to China Unicom plus a return on such amounts. The Company believes that it will recover its investments in and advances to the affected joint ventures, exclusive of goodwill, as of September 30, 1999 of approximately $70.4 million. However, the Company cannot give any assurances that it will recover its net investment and if these negotiations are adversely concluded, they could have a material adverse effect on our financial position or results of operations. With even an incidental level of return on the contributed funds, the Company believes that it will most likely obtain recovery of its net investment (exclusive of goodwill). Based on the Company's best estimates of the fair value of the compensation to be received, the Company will record a non-cash impairment charge of approximately $66.4 million for the writeoff of goodwill. Regardless of the actions taken presently, a further adjustment will likely be required once settlement is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

reached with China Unicom. This is a consequence of the inherent present uncertainty of the situation rather than of any factor within the Company's control.

Metromedia International Group and Metromedia International
Telecommunications, Inc. have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At September 30, 1999, Metromedia China had borrowed $91.0 million under this credit agreement (including accrued interest).

The Company's Huaxia joint venture is not affected by the matter with China Unicom and the Company is currently reviewing other similar investment opportunities in China in the e-commerce sector.

On May 7, 1999, Asian American Telecommunications entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. Also on May 7, 1999, Huaxia JV entered into a computer information system and services contract with All Warehouse and its parent company, China Product Firm Corporation. The Huaxia JV will develop and operate electronic commerce computer information systems for use by All Warehouse and China Product Firm and its affiliates and customers. The contract has a term of thirty years and grants Huaxia JV exclusive rights to manage all of All Warehouse and China Product Firm's electronic trading systems during that period.

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of September 30, 1999, AAT has made $500,000 of its scheduled registered capital investment. Huaxia JV received its operating license on July 5, 1999 and has begun operations. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services such as offered by the Huaxia JV are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign involvement in telecommunications activities, which are at the center of certain Chinese authorities' actions against the Communication Group's joint telecommunications projects with China Unicom.

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

The Company's (through its majority owned subsidiary, Asian American Telecommunications) investments in telecommunications joint ventures in China have been made through a commonly accepted structure in China known as a sino-sino-foreign joint venture. Because legal restrictions in China prohibit direct foreign participation in the operation or ownership in the telecommunications sector, Asian America Telecommunications' joint ventures in China were limited to providing financing, technical advice, consulting and other services for the construction and development of telephony networks for China United Telecommunications Incorporated, known as China Unicom, a Chinese state-owned telecommunications operator. The completed networks are operated by China Unicom. The Company's joint ventures were to receive payments in return from China Unicom based on the distributable cash flow generated by the networks. Asian American Telecommunications accounts for its investments in its sino-sino-foreign joint ventures under the equity method. Since mid-1998, positions unofficially taken by some departments of the Chinese government have raised uncertainty regarding the continued viability of the sino-sino-foreign structure and, as a result, the Company's associated financing and consulting arrangements.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a letter from China Unicom stating that the supervisory department of the Chinese government had requested that China Unicom terminate the Project with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In further letters from China Unicom to the Company's joint ventures in Ningbo and Sichuan, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, including those with the Company's Ningbo and Sichuan joint ventures, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. The original letter and subsequent letters from China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. China Unicom has ceased further performance of its cooperation agreements with the Company's joint ventures. Negotiations regarding the terms of the termination have begun and are continuing. The content of the negotiations includes determining the investment principal of the Company's joint ventures, appropriate compensation and other matters related to termination of contracts. China Unicom made a distribution of amounts owed for the first half of 1999 according to the cooperation agreement it has with the Ningbo Ya Mei joint venture.

On November 6, 1999, our four Chinese telecommunications joint ventures engaged in projects with China Unicom, each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. Under the terms contemplated in these letters of intent, our joint ventures will receive cash amounts in RMB from

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets which comprise the projects that are currently held by the joint ventures will be unconditionally transferred to China Unicom. Portions of any amount paid to the joint ventures will, in due course, be distributed to the Company. The Company currently estimates the total amount of such distributions to be approximately US $86.0 million at current exchange rates. Final execution of the agreements contemplated in the letters of intent is subject to certain conditions, including further verification of certain elements of the cooperation between China Unicom and the joint ventures and execution of legally binding termination agreements between China Unicom and the joint ventures on or before December 1, 1999. Negotiations are continuing with China Unicom regarding this verification and the content of the definitive termination agreements. The Company cannot assure at this time that it will enter into definitive termination agreements with China Unicom or that those agreements will provide for payments producing distributions to the Company in the amounts specified above or otherwise contain terms that are satisfactory to the Company.

Based on the status of the negotiations with China Unicom, the Company believes that it will recover its investments in and advances to the affected joint ventures, exclusive of goodwill, as of September 30, 1999 of approximately $70.4 million. However, the Company cannot give any assurances that it will recover its net investment and if these negotiations are adversely concluded, they could have a material adverse effect on our financial position or results of operations. Based on the Company's best estimates, the Company will record a non-cash impairment charge of approximately $50.9 million for the write off of goodwill. Regardless of the actions taken presently, a further adjustment will likely be required once settlement is reached with China Unicom. This is a consequence of the inherent present uncertainty of the situation rather than of any factor within the Company's control.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or the London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, Snapper was not in compliance with all financial covenants required under the loan agreement; the lenders have waived any event of default arising from such noncompliance. At September 30, 1999, Snapper was not in compliance with all financial covenants under the loan agreement and security agreement. On November 15, 1999, the lenders under the loan and security agreement waived any event of default arising from such noncompliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 1999, noncancellable commitments under these agreements amounted to approximately $10.4 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for dealer inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, Snapper is obligated to repurchase any new and unused equipment recovered from the dealer. At September 30, 1999, there was approximately $82.9 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement. The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

MMG CONSOLIDATED

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the nine months ended September 30, 1999 was $12.0 million, a decrease in cash used in operating activities of $18.1 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, disposition of businesses, depreciation, amortization, equity in losses of joint ventures and investees, and losses allocable to minority interests. Excluding discontinued operations and disposition of businesses, non-cash items increased $28.7 million from $17.7 million to $46.4 million for the nine months ended September 30, 1998 and 1999, respectively. The increase relates principally to the write off of goodwill related to the Communication Group's operations in China and increased amortization expense relating to the Company's decision to reduce the period that it will amortize the goodwill related to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, increased cash flows for the nine months ended September 30, 1999 and 1998 by $19.7 million and $23.7 million, respectively.

The increase in cash flows for the nine months ended September 30, 1999 resulted from the improved operating results of the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and Snapper.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities was $37.0 million for the nine months ended September 30, 1999 as compared to cash provided by investing activities of $110.2 million for the nine months ended September 30, 1998. The principal uses of funds for the nine months ended September 30, 1999 were investments in and advances to joint ventures of $14.5 million, funds utilized in the acquisition of PLD Telekom of $19.6 million, acquisitions by the Communications Group of $1.4 million and additions to property, plant and equipment of $4.3 million. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $100.0 million and the net proceeds of $57.3 million from the sale of Landmark and proceeds of $14.5 million form the sale of Protocall Ventures. The principal uses of funds for the nine months ended September 30, 1998 were investments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

in and advances to joint ventures of $44.2 million, acquisitions by the Communications Group of $9.3 million and additions to property, plant and equipment of $9.3 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $26.6 million and $37.7 million, for the nine months ended September 30, 1999 and 1998, respectively. Funds used in financing activities in 1999 were for the preferred stock dividend of $11.3 million and payments of Snapper's debt of $15.4 million. Funds used in financing activities in 1998 were for the preferred stock dividend of $11.3 million and the repayment of debt of $31.8 million, principally the Snapper Revolver, which was partially offset by proceeds of $5.3 million from the exercise of stock options.

YEAR 2000 SYSTEM MODIFICATIONS

METROMEDIA INTERNATIONAL TELECOMMUNICATIONS AND SNAPPER

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

As of September 30, 1999, the Company has incurred $595,000 in respect of its Year 2000 conversion effort, or 79% of the total estimated cost. The Company expects that the source of funds for Year 2000 costs will be cash on hand. No other information systems projects of the Company and its subsidiaries and joint ventures have been deferred due to the Year 2000 efforts.

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

PLD TELEKOM INC.

PLD Telekom has conducted, and has caused each of its operating subsidiaries to conduct a survey of the equipment and software used by them.

PLD Telekom's business involves the supply of services. To the very limited extent that it maintains actual inventory for sale (e.g., cellular telephone equipment sold to subscribers for its cellular telephony

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

services), PLD Telekom does not manufacture such inventory itself but resells goods supplied by recognized manufacturers of such goods.

PLD Telekom's survey has involved testing of equipment as well as contacting the manufacturers of equipment and producers of software (or review of materials published by such parties, including websites) to assess such parties' Year 2000 readiness. Such survey has indicated that, except in a few instances, the equipment and software which it uses are Year 2000 compliant. PLD Telekom is taking steps to upgrade or replace those items which are not compliant. In many cases the items required to be upgraded or replaced were due to be upgraded or replaced in any event, so that PLD Telekom's exposure has been the acceleration of already planned expenditures, rather than new or unanticipated expenditures. PLD Telekom expects that all of its upgrading and replacement work, and any remaining testing required, will be complete by the end of 1999.

As of September 30, 1999, the estimated remaining expenditures in relation to PLD Telekom's remediation effort are approximately $700,000. While all work is expected to be completed by the end of 1999, a portion of this amount will not be payable until 2000, when any outstanding amounts are expected to be paid from cash on hand.

Starting in January 1998, all operating businesses were required to use their best efforts to obtain specific warranties of Year 2000 compliance from parties with which they contract for products or services thereafter. While almost all new contracts for products or services entered into since that date have contained some form of warranty, these have generally been limited to recovering of direct losses, and not indirect or consequential losses, such as loss of revenues or profits. In consequence, the actual efficacy of such warranties may be somewhat limited.

Additionally, all operating businesses have been required to review the terms under which they have heretofore supplied products and/or services to third parties. No case has been identified in which any operating business has specifically guaranteed Year 2000 compliance, and PLD Telekom has instituted a policy regarding the giving of such guarantees in the future in order to control and limit possible exposure thereunder. Further, since none of the operating businesses manufacture equipment or produce proprietary software for customers other than in exceptional cases, virtually all such transactions involve the re-sale or assignment of products and services supplied by others. Accordingly, PLD Telekom believes that, to the extent that such products and services are either warranted or shown to be Year 2000 compliant, its own exposure is commensurately reduced.

While there can be no assurances that equipment failures will not occur, the effect of such failures may be ameliorated by the fact that such equipment is usually part of a network of facilities and equipment maintained by PLD Telekom. This means that a failure in an individual component will not necessarily cause a substantial disruption to the network as a whole, because no individual item is critical to the operation of the network as a whole, and the network also provides opportunities to by-pass the failure.

The foregoing indicates that, to the extent that its business depends upon equipment, software, facilities and networks under its control, PLD Telekom believes that, by the year 2000, it will have taken all steps reasonably required to ensure that those items are Year 2000 compliant, and that it has reasonable contingency arrangements to deal with failures.

PLD Telekom's principal Year 2000 risks arise from the fact that it is dependent for the completion of its calls upon a variety of other traffic carriers who provide interconnection and termination services. Since in many cases there are a variety of routes over which traffic can be carried, it is simply not possible for PLD Telekom to verify that each entity which could be involved in providing telecommunications services to its operating subsidiaries will be Year 2000 compliant. To a large extent, PLD Telekom is reliant in these circumstances on the actions of the other telecommunications

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

operators and service providers to ensure that their counterparts are Year 2000 compliant. While PLD Telekom believes that the parties providing these services which are based in the United States and other Western countries are expected to be substantially Year 2000 compliant, the Year 2000 compliance and readiness of the republics of the former Soviet Union parties with which PLD Telekom's operating businesses interact appears to be substantially behind that of Western parties. PLD Telekom has been unable to determine with any degree of certainty the extent to which its interconnect partners in the republics of the former Soviet Union are non-compliant because those parties have generally been reluctant to share this information. Nevertheless PLD Telekom believes, based on such reluctance and anecdotal and other evidence, that many of those partners, particularly in those in the less developed regions of the republics of the former Soviet Union are substantially non-compliant.

Furthermore, the likelihood that those parties will be able to become Year 2000 compliant seems problematical, given the limited amount of time left for this, the severe funding constraints faced by those parties, principally as a result of poor economic conditions in their home countries, and the possible lack of governmental pressure on those parties.

Accordingly, there is a significant risk that PLD Telekom's operating businesses may experience disruptions in their operations as a result of the republics of the former Soviet Union interconnect partners not being able to complete calls or pass traffic to those businesses. While PLD Telekom is unable to predict the extent or duration of such disruptions, the possibility exists that they could be extensive, and also take considerable time, perhaps even months, to correct.

An additional risk is the likelihood that the billing systems of those interconnect partners may also be disrupted, resulting in those partners being unable to collect from their customers or to make timely settlements with PLD Telekom's operating businesses.

Accordingly, PLD Telekom believes that there is a considerable risk that it will experience disruptions in providing telecommunications services to and from the countries of the republics of the former Soviet Union which it serves, and that those disruptions may be substantial. Given its inability to obtain an accurate assessment of the extent to which its republics of the former Soviet Union partners may be non-compliant, it is impossible for PLD Telekom to predict either the extent or the magnitude of those disruptions. Nevertheless, they have the potential to adversely impact the operations of its operating subsidiaries, and such adverse impact may be material.

PLD Telekom has investigated the possibility of obtaining insurance against liability arising out of claims that products or services supplied are not Year 2000 compliant, but has determined that such insurance is not obtainable upon terms which are sufficiently comprehensive and/or is only obtainable upon terms which are uneconomical given the level of perceived risk, and accordingly has elected not to pursue such insurance.

THIS QUARTERLY REPORT ON FORM 10-Q CONSTITUTES A YEAR 2000 READINESS DISCLOSURE STATEMENT, THE STATEMENTS IN THIS FORM 10-Q ARE SUBJECT TO THE YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT, AND THE COMPANY HEREBY CLAIMS THE PROTECTION OF THIS ACT FOR THIS DOCUMENT AND ALL INFORMATION CONTAINED HEREIN.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations at September 30, 1999. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $28,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing and dealers would have resulted in an increase in interest expense of $64,000.

In connection with the acquisition of PLD Telekom with the exception of certain vendor financing at the operating business level (approximately $3.0 million in the aggregate), PLD Telekom's and the Company's debt obligations and those of PLD Telekom's operating businesses, are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$3.0 million in vendor financing which is denominated in Euros, PLD Telekom's long-term debt and that of its operating businesses is denominated in U.S. dollars. The Company does not believe that PLD Telekom's Euro-denominated debt exposes the Company to a material market risk from changes in foreign exchange rates.

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

SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, ET AL.

On June 30, 1997, the plaintiffs in SYDNEY H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court of the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. On September 23, 1999, the jury in this litigation returned a verdict of $4.5 million in compensatory damages and $3.4 million in other damages against the Company. Before the conclusion of the proceedings relating to punitive damages, the Company agreed to a settlement with the plaintiffs. Under the terms of the settlement, the Company paid
$5 million to the plaintiffs on or about September 30, 1999 and is obligated to pay an additional $5 million on September 30, 2000 and an additional $4 million on September 30, 2001. The settlement fully resolves all litigation among the Company and the other parties in this litigation. The Company has recorded a $12.8 million charge against discontinued operations in its results of operations for the three months ended September 30, 1999 as a result of this settlement.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreements"). On November 15, 1999, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Stockholders held on September 30, 1999 the stockholders of the Company were asked to consider and vote on the following matters: (i) approval of the issuance of shares of common stock of the Company in connection with the merger agreement among the Company, PLD Telekom Inc. and Moscow Communications, Inc.; (ii) the election of three (3) members to the Company's Board of Directors to serve as Class I directors for a three (3) year term ending in the year 2002; (iii) the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 1999 and (iv) a proposal submitted by a stockholder of the Company to amend the Company's certificate of incorporation to allow stockholders of the Company to take action by written consent and to call special meetings.

At such meeting, a majority of the Company's Stockholders voted to approve
(i) the issuance of shares of common stock of the Company in connection with the merger agreement among the Company, PLD Telekom Inc. and Moscow
Communications, Inc.; (ii) the election of John P. Imlay, Jr., John W. Kluge and Stuart Subotnick as Class I directors for three year terms ending in the year 2002; and (iii) the ratification of the appointment of KPMG LLP as the Company independent accountants for the year ending December 31, 1999, and did not approve the stockholder proposal.

                                                                                          BROKER
PROPOSAL                                              FOR        AGAINST     ABSTAIN    NON-VOTES
--------                                           ----------    -------     --------   ----------
1.    Approve Merger............................   42,892,532    165,241      88,579    15,345,471
2.    Election of Directors

                                                     FOR        WITHHOLD
                                                  ----------   ----------
     John P. Imlay, Jr..........................  57,948,307    543,516
     John W. Kluge..............................  57,945,190    546,633
     Stuart Subotnick...........................  57,949,994    541,829

                                                                                         BROKER
                                                    FOR        AGAINST      ABSTAIN    NON-VOTES
                                                 ----------    -------     ---------   ----------
3.    Ratification of the appointment of
      independent accountants..................  58,278,812     129,596       83,415            0
4.    The stockholder proposal.................  11,753,294   26,481,460   3,911,597   16,345,472

No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the third quarter of the year ended December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
                  11*   Computation of Earnings Per Share
                  27*   Financial Data Schedule

                  (b)   Reports on Form 8-K
                        (i)   On August 4, 1999, a Form 8-K was filed to report on
                              certain developments in China.
                        (ii)  On September 27, 1999, a Form 8-K was filed to report the settlement on outstanding litigation with the
                              plaintiffs in SIDNEY H. SAPSOWITX AND SID SAPSOWITZ
                              AND ASSOCIATES, INC. V. JOHN W. KLUGE, STUART
                              SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC.,
                              ORION PICTURES CORPORATION, LEONARD WHITE, ET AL.
                        (iii) On September 28, 1999, a Form 8-K was filed to report that the common stock exchange ratio as determined in
                              accordance with the terms of the merger agreement
                              between the Company and PLD Telekom Inc. had been
                              calculated to be .6353.
                        (iv)  On October 13, 1999, a Form 8-K was filed to report
                              the completion of the Company's merger with PLD
                              Telekom Inc.

------------------------

*   Filed herewith

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               METROMEDIA INTERNATIONAL GROUP, INC.

                                               By:        /s/ SILVIA KESSEL
                                                    -----------------------------
                                                            Silvia Kessel
                                                      EXECUTIVE VICE PRESIDENT,
                                                     CHIEF FINANCIAL OFFICER AND
                                                              TREASURER

Dated: November 15, 1999