Form 10-K405
period 1999-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2000-03-30
CIK 39547

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-5706
                            ------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

            (Exact name of registrant, as specified in its charter)

               DELAWARE                                     58-0971455
     (State or other jurisdiction              (I.R.S. Employer Identification No.)
   of incorporation or organization)

           ONE MEADOWLANDS PLAZA, EAST RUTHERFORD, NEW JERSEY 07073-2137
               (Address and zip code of principal executive offices)

                                  (201) 531-8000
               (Registrant's telephone number, including area code)

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                             NAME OF EACH EXCHANGE ON WHICH
---------------------------------------------                   REGISTERED
                                                                -----------------------------------
Common Stock, $1.00 par value                                   American Stock Exchange
                                                                Pacific Stock Exchange
7 1/4% Cumulative Convertible Preferred Stock                   American Stock Exchange
                                                                Pacific Stock Exchange

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     10 1/2% Senior Discount Notes due 2007

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at March 17, 2000 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $591,875,909.

The number of shares of Common Stock outstanding as of March 17, 2000 was 94,024,298.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Metromedia International Group, Inc. ("MMG" or the "Company") is a global communications company engaged in the development and operation of a variety of communications businesses in Eastern Europe, the republics of the former Soviet Union and other selected emerging markets, through its subsidiaries Metromedia International Telecommunications, Inc. ("MITI"), Metromedia China Corporation and as of September 30, 1999, PLD Telekom Inc., collectively referred to as the "Communications Group."

On September 30, 1999, the Company consummated the acquisition of PLD
Telekom Inc., which held interests in fixed and wireless telephony operations in Russia, Kazakhstan and Belarus. Following the consummation of the acquisition, PLD Telekom became a part of the Communications Group.

The Communications Group's principal areas of operation currently include:

    - wireless telecommunications, including GSM operators in Georgia and Latvia and an AMPS operator in Kazakhstan

    - fixed telephony, including PeterStar in St. Petersburg and Teleport-TP based in Moscow

    - cable television and broadband networks, including systems in Moscow, Romania, Kazakhstan and Latvia

    - radio broadcasting, including the established brands Radio 7 in Moscow, Radio Juventus in Hungary and Country Radio in the Czech Republic

Until recently, the Company also held interests in several telecommunications joint ventures in China. Those ventures were terminated in late 1999 and the Company reached agreement with China Unicom, its Chinese partner in the ventures, for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint venture agreements, of which $29.3 million has been received.

The Company also owns Snapper, Inc., which is a wholly-owned subsidiary. Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, lawn tractors, garden tillers, snowthrowers and related parts and accessories. The Company owned Snapper prior to the November 1, 1995 merger described below under "Corporate History" and the subsequent shift in the Company's business focus to a global communications company. Accordingly, the Company views Snapper as a non-core asset and is managing Snapper in order to maximize stockholder value.

COMPANY STRATEGY

The Company's strategy is to focus and develop its position as a leading provider of communications services in the republics of the former Soviet Union, Eastern Europe and other emerging markets, by pursuing the following principal objectives:

    - Pursue a convergence strategy to develop delivery for voice and data services over its existing cable and telephony infrastructure

    - Geographically focus the Communications Group's efforts on several key countries where the Communications Group already has a significant presence, including Russia, Georgia, Romania, Latvia and Kazakhstan

    - Work towards obtaining consolidatable positions in certain of the Communications Group's principal assets

    - Develop Internet capability in the Communications Group's existing businesses and explore expansion of Internet-related businesses in Central and Eastern Europe

    - Develop e-commerce business opportunities in China

    - Leverage the Communications Group's existing radio brands in their markets, with a view to using them in developing its other businesses, including the development of Internet-based businesses

    - Continue to focus on cost control and reduction in corporate overhead costs

Set forth below is a chart of the Company's operational structure and business segments:

                                  [FLOW CHART]

SUMMARY OF 1999 BUSINESS PERFORMANCE

RESULTS OF OPERATIONS. In 1999, the Company reported revenue of $48.7 million from the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and $216.1 million from Snapper. Its Communications Group's consolidated revenues will increase with the acquisition of PLD Telekom and should increase further as the Communications Group's joint ventures grow their businesses, thereby generating a greater share of the Company's total consolidated revenues.

CONSOLIDATION OF OPERATIONS AND REDUCTION IN OVERHEAD. Following the acquisition of PLD Telekom in September 1999, the Communications Group undertook a review of the overhead expenses of the combined entity. Following this review, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. In connection with this, the Communications Group reduced the headcount among its U.S. domestic and expatriate employees by approximately 60 individuals. In connection with these moves, the Company recorded a restructuring charge of $8.4 million for the year ended December 31, 1999.

SUBSCRIBER GROWTH. During 1999, the Company's Communications Group continued to experience significant subscriber growth. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 1999 fiscal year end was 874,133, an increase of approximately 71% over the 1998 fiscal year end total of 511,459 subscribers. The 1999 subscriber numbers include the subscriber numbers of the PLD Telekom businesses as of December 31, 1999. As described below with respect to the financial results, the year-end subscriber numbers of almost all of the Communications Group's businesses other than the businesses of PLD Telekom are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year.

MARKET AND POLITICAL ENVIRONMENT. 1999 was another year of significant change and challenges in the business environment in which the Company operates, involving significant competitive, political and economic challenges.

The Company continuously monitors and reviews the performance of its operations to maximize value to its shareholders. During 1999, the Company continued to focus its growth on opportunities in communications businesses, an important aspect of which was the September 30 acquisition of PLD Telekom. The increasing convergence of cable television and telephony and the relationship of each business to Internet access has provided the Company with new opportunities. However, the quick pace of technological, regulatory and political change has limited the opportunities for the Company in some of the businesses in which it operates.

During 1998 and continuing into 1999, a number of the countries in which the Communications Group operates experienced economic and financial difficulties. For example, adverse economic conditions in Russia in 1998 resulted in a national liquidity crisis, devaluation of the rouble, higher interest rates and reduced opportunities for refinancing or refunding of maturing debts. Although the Russian government announced policies intended to address structural weaknesses in the Russian economy and financial sector, it is unclear if such policies will improve the economic situation. The financial difficulties in Russia also had adverse impacts on certain of the other markets in which the Communications Group operates.

If the economic and financial situation in Russia and other emerging markets does not improve, the reduced level of economic activity and the opportunity to obtain financing for investments in these markets could have a material adverse effect on the Communications Group's telephony, cable television and radio broadcasting businesses in Russia, Kazakhstan, Belarus and other emerging countries. The Company cannot yet predict the impact that such factors may have on its future financial condition or results of operations.

CORPORATE HISTORY

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc.", and changed its strategic focus to a global media, communications and entertainment company. On July 10, 1997, the Company narrowed its strategic focus to a global communications company when it consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel

Goldwyn Company and Motion Picture Corporation of America (and their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. Following on from this, on April 16, 1998, the Company sold to Silver
Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theater Group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. These transactions provided significant funds for the Company's expansion in its communications businesses.

With the sale of these assets the Company is focusing on its core business of providing modern digital voice, data and multimedia communications capabilities.

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

PRINCIPAL SHAREHOLDERS

Metromedia Company, a Delaware general partnership, and related entities hold 16,401,228 shares of the Company's common stock, representing approximately 17.6% of the Company's outstanding common stock at December 31, 1999. John W. Kluge, the Company's Chairman of the Board, and Stuart Subotnick, its Vice Chairman, President and Chief Executive Officer, are Metromedia Company's partners. News PLD LLC, a subsidiary of The News Corporation, holds 9,136,744 shares of the Company's common stock, representing approximately 9.8% of the Company's outstanding common stock.

                    *          *         *         *         *

The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

CERTAIN STATEMENTS SET FORTH BELOW IN THIS FORM 10-K CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS" ON PAGE 95.

DESCRIPTION OF BUSINESS GROUPS

COMMUNICATIONS GROUP

The Communications Group invests in communications businesses principally in Eastern Europe and the republics of the former Soviet Union. Until the end of 1999, the Communications Group also held interests in several telecommunications joint ventures in China. The percentage of consolidated revenues from operations in Eastern Europe and the republics of the former Soviet Union for 1999, 1998 and 1997 were 18%, 13%, and 10%, respectively.

At December 31, 1999, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 55 operational systems, consisting of 12 cable television systems, 3 GSM wireless telephone systems (the Communications Group's interest in one of which is in the process of being sold), 2 analog wireless telephone systems, 7 fixed and other telephony networks (which include local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators), 17 radio broadcasting stations, 12 paging systems and 2 other telephony-related businesses.

The Company's Communications Group's joint ventures experienced significant growth in 1999. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 1999 fiscal year end was 874,133, an increase of approximately 71% over the 1998 fiscal year end total of 511,459 subscribers. The 1999 subscriber numbers include the subscriber numbers of the PLD Telekom businesses as of December 31, 1999. As described below with respect to the financial results, the year-end subscriber numbers of almost all of the Communications Group's businesses other than the businesses of PLD Telekom are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year. Total combined revenues reported by the Communications Group's consolidated and unconsolidated joint ventures for the years ended December 31, 1999, 1998, and 1997 were $163.8 million, $128.9 million and $91.7 million, respectively, including the results of PLD Telekom's operating businesses for the three months ended December 31, 1999.

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those joint ventures for the 12 months ending September 30. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at December 31, 1999 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELECOMMUNICATIONS
Baltcom GSM (Latvia)........................................       22%
Magticom (Tbilisi, Georgia).................................       35%
ALTEL (Kazakhstan) (2)......................................       50%
BELCEL (Belarus)............................................       50%
Tyumenruskom (Tyumen, Russia) (3)...........................       46%
Gorizont-RT (Sakha) (4).....................................       25%
Ningbo Ya Mei Telecommunications Co., Ltd.
(Ningbo City, China) (5)....................................       41%
Ningbo Ya Lian Telecommunications Co., Ltd.
(Ningbo Municipality, China) (5)............................       41%

FIXED AND OTHER TELEPHONY
PeterStar (St. Petersburg, Russia) (2)......................       71%
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................      100%
Teleport-TP (Moscow, Russia) (2) (6)........................       56%
Telecom Georgia (Tbilisi, Georgia)..........................       30%
MTR-Sviaz (Moscow, Russia) (6)..............................       49%
Instaphone (Kazakhstan).....................................       50%
Caspian American Telecommunications (Azerbaijan) (7)........       37%
CPY Yellow Pages (St. Petersburg, Russia) (2) (8)...........      100%
Cardlink ZAO (Moscow, Russia) (2) (3) (9)...................     84.5%
Spectrum (Kazakhstan) (10)..................................       33%

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
Sichuan Tai Li Feng Telecommunications Co., Ltd.
(Sichuan Province, China) (11)..............................       54%
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China) (11)......................       54%

INTERNET SERVICES
Huaxia Metromedia Information Technology Co., Ltd. (China)
  (3) (12)..................................................       49%

CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................      100%
Viginta (Vilnius, Lithuania) (2)............................       55%
ATK (Archangelsk, Russia) (2)...............................       81%
Kosmos TV (Moscow, Russia)..................................       50%
Baltcom TV (Riga, Latvia)...................................       50%
Ayety TV (Tbilisi, Georgia).................................       49%
Kamalak TV (Tashkent, Uzbekistan)...........................       50%
Sun TV (Chisinau, Moldova)..................................       50%
Alma TV (Almaty, Kazakhstan)................................       50%
Cosmos TV (Minsk, Belarus)..................................       50%
Teleplus (St. Petersburg, Russia)...........................       45%
Ala TV (Bishkek, Kyrghizstan) (13)..........................       53%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................      100%
SAC (Moscow, Russia) (2)....................................       83%
Radio Skonto (Riga, Latvia) (2).............................       55%
Radio One (Prague, Czech Republic) (2)......................       80%
NewsTalk Radio (Berlin, Germany) (2)........................       85%
Radio Vladivostok, (Vladivostok, Russia) (2)................       51%
Country Radio (Prague, Czech Republic) (2)..................       85%
Radio Georgia (Tbilisi, Georgia) (2) (14)...................       51%
Radio Katusha (St. Petersburg, Russia) (2) (14).............       75%
Radio Nika (Sochi, Russia)..................................       51%
AS Trio LSL (Estonia) (14)..................................       49%

PAGING
Baltcom Paging (Estonia) (2)................................       85%
CNM (Romania) (2)...........................................       54%
Eurodevelopment (Ukraine) (2)...............................       51%
Baltcom Plus (Latvia).......................................       50%
Paging One (Tbilisi, Georgia)...............................       45%
Raduga Poisk (Nizhny Novgorod, Russia)......................       45%
PT Page (St. Petersburg, Russia)............................       40%
Kazpage (Kazakhstan) (15)...................................    26-41%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................       50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..........       50%
Paging Ajara (Batumi, Georgia)..............................       35%

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
Mobile Telecom (Russia) (16)................................       50%

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) Pre-operational system as of December 31, 1999.

(4) The Communications Group is selling its 25% interest to one of the other partners in the venture and the sale is expected to close in the first half of 2000.

(5) Ningbo Ya Mei Telecommunications supported development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications similarly supported development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The operations of these joint ventures have been terminated at the direction of the Chinese government and settlement payments have been received from China Unicom in consideration of this termination. The joint ventures are currently being dissolved and the Company anticipates full recovery of its investments in and advances to the joint ventures. See "--Telecommunications Joint Ventures in China" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(6) The Company's interests in Teleport-TP and MTR-Sviaz are held through its wholly owned subsidiary Technocom Limited.

(7) In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses subject to its concurrence with Caspian American's business plans. Caspian American Telecommunications launched commercial operations in April 1999. In May 1999, the Communications Group sold 2.2% of Omni-Metromedia thereby reducing its ownership interest in Caspian American Telecommunications to 37%.

    During the fourth quarter of 1999, the Company determined that there was a decline in value of its investment in Caspian American that was other than temporary and has recorded the decline of $9.9 million as an impairment charge.

(8) CPY Yellow Pages is the publisher of a yellow pages directory in St. Petersburg.

(9) Cardlink ZAO is utilizing proprietary wireless technology for the processing and management of wireless electronic transactions, initially in Moscow.

(10) In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures Limited repaid its outstanding debt to the Communications Group. The Communications Group retained Protocall Ventures Limited's interest in Spectrum. The Company recorded a gain of approximately $7.1 million on the sale. The Company's interest in Spectrum of $1.6 million was written down and offset against the gain on the sale of Protocall Ventures.

(11) Sichuan Tai Li Feng Telecommunications supported development by China Unicom, a Chinese telecommunications operator, of a fixed line public switched telephone network in Sichuan Province, China. Chongqing Tai Le Feng Telecommunications supported development by China Unicom of a fixed line telephone network in Chongqing City, China. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The operations of these joint ventures have been terminated at the direction of the Chinese government and settlement payments have been received from China Unicom in consideration of this termination. The joint ventures are currently being dissolved and the Company anticipates full recovery of investments in and advances to the joint ventures. See "--Telecommunications Joint Ventures in China" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(12) The Communications Group owns 49% of a pre-operational joint venture in China licensed to provide e-commerce trading support systems to the Chinese partner in the joint venture. The partner is a domestic trading company pursuing internet-based commerce among Chinese state-owned enterprises.

(13) Launched service in June 1999.

(14) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

(15) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(16) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made in 2000 and 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance in 1999 and 2000, respectively, as compared to certain financial targets. The Company does not believe that any payment will be due with respect to 1999. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

COMMUNICATIONS GROUP STRATEGY

OVERVIEW

The Communications Group's objective is to develop its core business of providing high-quality modern digital voice, data, multimedia and Internet-based communications capabilities at the lowest possible capital cost in order to generate the highest possible return on investment.

In 1999, the Communications Group greatly enhanced its telecommunications portfolio with the acquisition of PLD Telekom, which had a number of telecommunications businesses in Russia, Kazakhstan and Belarus. Following this merger, the Communications Group has continued to explore the opportunities for convergence between the infrastructure already in place within its cable television businesses and its expanded telecommunications portfolio.

The Communications Group has also expanded its strategy to include development of services based on the use of the Internet, in connection with its existing businesses, possible expansion into new markets in Central and Eastern Europe and with the development of an e-commerce business in China. Such services represent a new form of communications and provide a basis for various forms of electronic commerce among enterprises and with the consuming public. The Internet provides an extremely economical means for multi-media communications and e-commerce.

MARKET BACKGROUND

The Communications Group's markets generally have large populations, but lack reliable and efficient communications service. The Communications Group believes that many of these markets have a growing number of persons who desire and can afford high quality communications services. The Communications Group has assembled a management team consisting of executives who have significant experience in the communications services industry and in operating businesses in developing markets. This management team believes that the Communications Group's systems can be constructed with relatively low capital investments and focuses on markets where the Company can provide multiple communications services. The Company believes that the establishment of a far-reaching communications infrastructure is crucial to the development of the economies of these countries, and such development will, in turn, supplement the growth of the Communications Group.

The Communications Group believes that the performance of its joint ventures has demonstrated that there is significant demand for its services in its license areas. While the Communications Group's operating systems have experienced rapid growth to date, many of the systems are still in early stages of rolling out their services, and therefore, the Communications Group believes it will significantly increase its subscriber and customer bases as these systems mature. In addition, as an early entrant in many markets, the Communications Group believes that it has developed a reputation for providing quality service and has formed important relationships with local entities. As a result, the Company believes it will be able to capitalize on opportunities to provide additional communications services in its markets.

The Communications Group continually explores new investment opportunities for communications systems in Eastern Europe, republics of the former Soviet Union, China and other emerging markets. In China, the Communications Group's recently formed e-commerce joint venture is developing Internet trading software usable for a wide variety of commercial trade applications, while the Communications Group is developing services based on the Internet in connection with its existing businesses and possible new markets in Central and Eastern Europe. The range and depth of the Communications Group's capabilities in advanced communications technology and business development makes the Communications Group a uniquely attractive joint venture partner for parties seeking to exploit the substantial growth opportunities present in the emerging communications markets. The Communications Group believes that it is well positioned to convert these capabilities into a continuing stream of new investment projects.

SPECIFIC OBJECTIVES

The Communications Group intends to achieve its objectives and expand its subscriber and customer bases, as well as its revenues and cash flow, by pursuing the following strategies to build on the developments of 1999:

PURSUE A CONVERGENCE STRATEGY TO DEVELOP DELIVERY FOR VOICE AND DATA SERVICES OVER ITS EXISTING CABLE AND TELEPHONY INFRASTRUCTURE. The Communications Group is pursuing a convergence strategy to develop multi-services delivery capability for voice and data services over its existing infrastructures of cable television, wireless telecommunications and fixed telephony networks using the inherent attributes of the Internet Protocol ("IP"). This will allow the use of the networks currently dedicated to the delivery of specific services to become multi-purpose delivery mechanisms capable of carrying a range of services. This would maximize the use of the Group's existing infrastructure and provide additional revenue streams through new product developments not previously possible.

GEOGRAPHICALLY FOCUS THE COMMUNICATIONS GROUP'S ACTIVITIES. Following the acquisition of PLD Telekom, the Company has been working to identify those countries and geographic regions in which the combined communications portfolio has a significant presence. It has concluded that these include Russia, Georgia, Romania, Latvia and Kazakhstan. The Company intends to focus its efforts on developing its businesses in those countries by aggressively growing the customer and advertiser bases, and by cross-selling services in conjunction with the convergence strategy described above. This strategy enables the Communications Group to (i) leverage its existing infrastructure and brand loyalty, (ii) capitalize on marketing opportunities afforded by bundling its services, and (iii) build brand loyalty and awareness.

OBTAIN CONSOLIDATABLE POSITIONS IN THE GROUP'S PRINCIPAL ASSETS. Currently, the Communications Group accounts for a number of its principal assets (including the GSM operators in Latvia and Georgia) on the equity method due to the size of its shareholding in those ventures. The Communications Group is exploring the possibility of obtaining control of certain of its principal ventures in order to consolidate their financial results with those of the Company.

DEVELOP INTERNET CAPABILITY IN ITS EXISTING BUSINESSES AND EXPANSION INTO NEW AREAS. The Communications Group is actively developing Internet capabilities in a number of its key businesses. These developments are designed to maximize the Group's existing telephony and cable infrastructure to provide a range of Internet-related services including Internet Service Provider ("ISP") gateway services to Internet exchange complexes and the development of portals and other services for its existing customer base. In addition to working with its existing businesses and markets, the Communications Group is also working to identify other Internet-related market opportunities in Central and Eastern Europe.

DEVELOP E-COMMERCE BUSINESS OPPORTUNITIES IN CHINA. The Communications Group has begun investment in Chinese enterprises engaged in development of Internet-based e-commerce services. In its first such venture, the Company owns 49% of Huaxia Metromedia Information Technology Co., Ltd., a sino-foreign joint venture formed with a domestic trading company. The joint venture develops and operates the Internet-based information systems that the Chinese partner uses in its electronic trading activities. The Company is actively in negotiation for formation of several similar ventures operating in other regions and commercial sectors of China.

LEVERAGE THE GROUP'S EXISTING BRAND NAMES IN RADIO BROADCASTING. Several of the Communications Group's radio businesses have established strong brand names in their markets, including in Moscow, Hungary and the Czech Republic. The Communications Group is seeking to leverage those brands in connection with its Internet strategy, including the possible branding of Internet providers using those brand names and using the radio stations as an advertising medium for those new businesses.

CONTINUE TO FOCUS ON COST CONTROL AND REDUCTION IN CORPORATE OVERHEAD
COSTS. Following the acquisition of PLD Telekom, the Communications Group consolidated its operations and reviewed the overhead costs of the combined businesses. The Communications Group made significant reductions in these costs following the merger but intends to continually review its cost structure in light of the Group's operations and business focus.

TELEPHONY

The Communication Group's telephony lines of business consist of wireless telecommunications operators and fixed and other telephony networks (including local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators).

WIRELESS TELECOMMUNICATIONS

The Communications Group has interests in joint ventures and other investments in wireless operators in Georgia and Latvia (both using the digital GSM standard) and in Kazakhstan, Belarus and Tyumen, Russia (using analog standards). As of December 31, 1999, these businesses had a total of 152,891 active subscribers, a 208% increase over the 49,607 active subscribers as of December 31, 1998. The 1999 subscriber numbers include the subscriber numbers of the PLD Telekom wireless telephony businesses as of December 31, 1999, as well as Baltcom GSM, and the other non-PLD Telekom wireless telephony businesses as of September 30, 1999. The Communications Group also has an interest in a GSM operator in the Republic of Sakha which is in the process of being sold.

GSM VENTURES--GEORGIA, LATVIA AND SAKHA

BALTCOM GSM/LATVIA. The Communications Group owns 50% of Latcom, a joint venture with Western Wireless, which owns 44% of Baltcom GSM. Baltcom GSM operates and markets mobile voice and data communication services to private and commercial users nationwide in Latvia.

In 1999, Baltcom extended its product offering to include SMS (messaging services sent via the handset), prepaid services and wireless data capabilities. Demand for these services was high and resulted in net year on year subscriber growth of 120% to 72,510 active subscribers at fiscal year-end 1999, from 32,934 active subscribers at fiscal-year end 1998. Baltcom also secured a license to operate and began to offer services in the 1800 mhz range (in addition to the 900 mhz range in which it began operations) as part of its continued effort to increase capacity and coverage required for facilitating growth.

Mobile penetration in Latvia remained below 8% in 1999. Management believes this comparatively low penetration level, a teledensity figure below 25% and an improved economic situation in Latvia, will contribute to Baltcom's ability to continue its subscriber growth.

MAGTICOM GSM/GEORGIA. The Communications Group owns a 70% interest in Telcell Wireless LLC (with Western Wireless holding the balance), which in turn is a 49% shareholder of Magticom GSM. Magticom GSM operates and markets mobile voice communication services to private and commercial users nationwide in Georgia.

In 1999, Magticom extended its service coverage area from urban areas into surrounding areas, resulting in a competitive advantage and increased demand for its services. In 1999, subscriber growth was 147 %, to 41,181 active subscribers at fiscal year-end 1999, from 16,673 active subscribers at fiscal year-end 1998 and resulted in a year-end market share exceeding 70% according to Magticom estimates. In addition, Magticom secured a license to operate and offer services in the 1800 mhz range (in addition to the 900 mhz range in which it began operations). Magticom plans to offer service in 1800 mhz in 2000 to provide additional capacity.

Mobile penetration in Georgia remained below 2% at year end in 1999. Management believes this comparatively low mobile penetration level, a teledensity figure below 5% and competitive advantages in coverage and distribution will continue to support Magticom's subscriber growth.

TECHNOLOGY. The Communications Group's wireless telephone networks in Latvia and Georgia operate using the GSM standard. GSM is the leading standard for wireless service throughout Western Europe and Asia, which allows the Communications Group's customers to roam throughout the region. The establishment of GSM as the leading standard in terms of number of networks and subscribers in Asia and Europe, as well as facilities such as automatic global roaming between networks, provides a comparative advantage over competing digital wireless systems or analog systems (such as AMPS) which cannot readily offer international roaming service.

MARKETING. The Communications Group markets its GSM telephony services through a combination of tariffing, distribution, entry cost and bundled service strategies oriented towards targeted individuals, corporations and organizations. The Communications Group sells wireless phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of wireless telephony as a desirable alternative or addition to existing fixed telephony service.

Management believes that its GSM systems will benefit from several competitive advantages in each of its markets. As it pursues a strategy of convergence, the Communications Group intends to market its GSM telephony service to customers of its existing cable television in both Latvia and Georgia. The Communications Group believes that its ability to cross market and bundle services to target customers will position it in both markets with a market advantage which competitors will find difficult to match. In addition, the Communications Group will continue to develop higher levels of quality, customer care and retention programs than their competitors, thereby positioning these systems to compete effectively for new mobile customers as well as to seize a portion of the competing operators' customer base.

COMPETITION. The Company's GSM joint ventures face competition in each of their markets.

Baltcom GSM's primary competitor in Latvia is Latvia Mobile Telecom which operates two systems. Latvia Mobile Telecom commenced service in 1995. It operates a GSM system and a second system using an older, less efficient technology that the Communications Group believes will pose less of a competitive threat than Latvia Mobile Telecom's GSM system. Baltcom GSM competes with Latvia Mobile Telecom on the basis of price of service. Baltcom prices its service slightly below the Latvia Mobile Telecom pricing and has captured approximately one third of the Latvian wireless market.

The Communications Group believes that Magticom's primary competitors in Georgia are Geocell, a Georgian-Turkish Joint Venture using a GSM system, and an existing smaller provider of wireless telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. In Georgia, competition between operators has been on the basis of coverage but is transitioning to a combination of pricing, services and brand recognition. Magticom has captured approximately seventy percent of the Georgian wireless market.

The Company's GSM joint ventures are the second entrants in most of their markets and therefore have the disadvantage of facing the established initial wireless providers in those markets. However, barriers to entry in wireless telecommunications markets are very high, as the number of licenses for a particular market is typically limited and initiation of a wireless system requires substantial capital expenditures. Therefore, although the Company's GSM joint ventures face difficulties in taking market share from the initial operators in their markets, the Company does not anticipate that these markets will become further fragmented because of these barriers to entry.

GORIZONT. The Communications Group also holds a 25% interest in Gorizont-RT, a joint venture which operates a GSM wireless system in the Republic of Sakha. This interest is currently being sold to one of the other partners in the venture and the sale is expected to close in the first half of 2000.

D-AMPS--KAZAKHSTAN AND TYUMEN

ALTEL

OVERVIEW. ALTEL, in which the Communications Group owns a 50% interest, currently operates a nationwide AMPS wireless network in Kazakhstan. The other 50% interest in ALTEL is held by

Kazakhtelekom, the national telephone operator. ALTEL offers traditional wireless service, as well as TUMAR, a prepaid wireless service. Wireless service has provided a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan. As of December 31, 1999, ALTEL's wireless telecommunications network covered a geographic area of approximately 4,150,000 people, representing 28% of the total population, in 12 cities. As of December 31, 1999, ALTEL had 23,378 active subscribers (of which 11,837 were customers of the prepaid service), compared with 20,768 active subscribers (of which 6,337 were customers of the prepaid service) as of December 31, 1998.

The Company believes the continuing development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications, and that has been demonstrated by the subscriber growth experienced to date by ALTEL. However, with the entry in February 1999 of two competing wireless operators, each of which has built up respectable subscriber bases of their own, ALTEL saw its subscriber base grow more slowly during 1999. In order to maintain its subscriber base in the face of severe competition from the GSM operators, ALTEL reduced its tariffs several times during 1999 and marketed its TUMAR service more heavily as a low-cost alternative.

TECHNOLOGY AND FACILITIES. ALTEL provides service using the analog AMPS/NAMPS standard. All ALTEL systems are connected to the local PSTN and the regional international/intercity digital switches (5ESS or S12) in the cities where they are located via E1 trunks (MFC-R2 signaling protocol). The system is also linked to an international trunk exchange with long distance and international calls completed using the national and international network of Kazakhtelekom.

MARKETING. ALTEL markets its wireless services through its own direct sales force, operating from customer service centers, as well as third party independent dealers. Although ALTEL's standard service includes corporate and government accounts, 60% of ALTEL's customers are high-volume individual users. TUMAR prepaid services are targeted almost exclusively at middle and lower income domestic individuals.

COMPETITION. Until 1998, ALTEL was the only licensed national wireless operator in Kazakhstan. In 1998, two licenses were awarded for the development of a national GSM network in Kazakhstan. One license was issued to Kcell, a joint venture of TurkCell and Kazakhtelekom, and the other license was issued to Kmobile, a joint venture of Telsim, a Turkish company, and local Kazakh interests, each of which began operations in February 1999. ALTEL responded to the competition through a series of tariff reductions in 1999 and aggressive marketing of its prepaid service. The tariff competition exerted downward pressure on ALTEL's revenues in 1999 and continued competition in 2000 is likely to have a continued adverse effect on ALTEL's results.

TYUMEN

In 1998, the Communications Group acquired a 46% interest in a pre-operational joint venture to provide DAMPS service in the Tyumen region of Russia. The Communications Group was in the process of final commercial and technical testing of the network in 1999 and expects such joint venture to commence full commercial operations in 2000. The Communications Group's primary competition in the Tyumen region will be from a GSM provider.

During the fourth quarter of 1999, the Company determined that, in view of the venture's low profitability and limited scope for improvement, there was a decline in value of its investment in Tyumen that was other than temporary and has recorded the decline of $3.8 million as an impairment charge.

NMT-450--BELARUS

OVERVIEW. BELCEL, in which the Communications Group holds a 50% interest, operates a national wireless network in Belarus. The other 50% of BELCEL is held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Network (5%). As of December 31, 1999, BELCEL's wireless telecommunications network covered a geographic area of approximately 5.8 million people, representing 57% of the total population, in 17 centers of population and covering many major trunk roads. As of December 31, 1999, BELCEL had 15,429 active subscribers, a 22% increase from the 12,683 active subscribers as of December 31, 1998.

TECHNOLOGY AND FACILITIES. BELCEL provides service using the analog NMT-450 standard. BELCEL's wireless telecommunications network in Belarus currently consists of one switch in Minsk and 69 base stations. The BELCEL network has full interconnect for local, long distance and international services. Calls to fixed line phones and international calls are completed using the national and international network of Beltelecom. International calls are switched through a digital exchange in Minsk.

COMPETITION. Prior to 1999, BELCEL was the only licensed national wireless operator in Belarus. In April 1999, Velcom, a GSM operator, commenced commercial service, with a license that gives it a three-year exclusivity period for digital wireless services. As of December 31, 1999, Velcom provided service in Minsk and 3 regional centers.

FIXED AND OTHER TELEPHONY

OVERVIEW

The Communications Group has a number of joint ventures in fixed telephony operators in Russia and Georgia, some of which offer local telephony services and others which provide national and long distance telephony to a variety of telecommunications operators and business and individual customers. The Company also holds interests in businesses involved in the provision of satellite-based telecommunications services and in wireless local loop telephony.

PETERSTAR

OVERVIEW. PeterStar, in which the Communications Group owns a 71% interest (and which was acquired by the Company in connection with the September 1999 acquisition of PLD Telekom), operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of Petersburg Telephone Network ("PTN"), the local telephone company, as well as the Russian national and international long distance systems.

PeterStar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in St. Petersburg. The PeterStar network provides an alternative to the network of PTN, which to date has been characterized by significant capacity constraints.

PeterStar is able to provide integrated telecommunications services to business customers, including users of high bandwidth voice, data and video communications services. PeterStar's network is designed to support a wide range of telecommunications products and services with a high degree of reliability.

Additionally, the three wireless operators in St. Petersburg currently utilize the PeterStar network to deliver high quality services to their customers and provide reliable access to the local, long distance and international networks. PeterStar's digital infrastructure enhances the ability of the wireless operators to consistently receive and deliver their customer's traffic, a benefit that is not achievable by using the outdated PTN transmission network.

As of December 31, 1999, PeterStar had a total of 183,062 active lines, of which 109,317 were provided to wireless operators, an approximate 9% increase from the 168,166 active lines as of December 31, 1998 (of which 108,278 were provided to wireless operators).

PeterStar also provides a number of value-added voice and data services to complement the basic fixed network services it currently provides. PeterStar believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace. Current services include (i) data services; (ii) frame relay; (iii) ATM;
(iv) operator services; and (v) ISDN.

MARKETING. PeterStar's customer base currently consists of three general categories: (i) business customers; (ii) wireless and other network operators; and (iii) residential customers. PeterStar's primary focus is the provision of voice and data services to business customers, focusing on those which generate large amounts of outgoing long distance and international traffic. PeterStar continues to experience a shift in its customer base, from foreign companies (which tend to use the higher priced international services) to predominantly Russian businesses and, to a lesser extent, residential customers (for whom local calling is the principal usage).

PeterStar's strategy is to continue to meet the growing demands of business customers and other network operators in St. Petersburg. PeterStar has recently added incremental transmission capacity and upgraded its transmission network, as well as introducing new service features such as ISDN capability, which allows simultaneous transmission of voice, data, video and still images. In addition, as part of its strategic relationship with PTN, PeterStar intends to continue to provide targeted support to PTN in its efforts to upgrade and modernize its network. PeterStar has placed increased emphasis on small to mid-sized Russian and foreign businesses in order to capitalize on what it considers to be a significant market opportunity.

TECHNOLOGY. PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg, services that the Company believes PTN, with its primarily analog network, will be unable to provide in the near term due to internal funding constraints. The PeterStar network consists of digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms twelve rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTN network, with direct and indirect connections via approximately 680 kilometers of fiber optic cable to all thirty-four PTN transit exchanges distributed throughout St. Petersburg. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

COMPETITION. PeterStar is building and operating its business in a highly competitive environment. PeterStar does not have an exclusive license to provide telecommunications services in St. Petersburg, and a number of other entities, including Russian companies and international joint ventures, are competing with PeterStar for a share of the St. Petersburg telecommunications market. A number of such companies (or their joint venture partners) are larger than PeterStar and have greater access to capital or resources.

Although PTN has historically supported the development of PeterStar, PTN and PeterStar must be regarded as competitors in the telephony segment. PTN can offer its customers the same core services as PeterStar, notwithstanding the lower transmission quality and call completion rates of the PTN network. Furthermore, PTN has recently completed the installation of a modern fiber optic loop in St.

Petersburg which, when fully operational, will significantly enhance its ability to carry traffic and could therefore enhance its capacity to compete with PeterStar.

OAO Telecominvest, the other shareholder in PeterStar, has recently raised over $50 million in net proceeds in a private placement of securities, a substantial part of which is dedicated to the completion of a transit network in St. Petersburg which could provide further significant competition to PeterStar's network. In addition, the three mobile operators in St. Petersburg may be required as a result of new regulations to move their traffic starting in 2000 from the PeterStar network to the network being constructed by Telecominvest and other federal networks, which will adversely impact PeterStar's revenues in 2000 and beyond.

The other competitors to PeterStar are: (i) Sovintel, a joint venture between Rostelecom and Golden Telecom, which is currently based in Moscow, and
(ii) Global One, the international joint venture between France Telecom and its Russian partner, the telegraph office, which provides national and international voice and data services to certain destinations, both of which have been expanding their operations in St. Petersburg. Since they have generally been unable to compete effectively with PeterStar based on quality, these competitors have principally competed on the basis of price, thereby exerting price pressure on PeterStar.

BALTIC COMMUNICATIONS LIMITED

OVERVIEW. Baltic Communications Limited ("BCL"), in which the Communications Group holds a 100% equity interest, provides international direct dial, international payphone, Internet, data and leased line services for Russian and foreign businesses in St. Petersburg and the Leningrad Oblast. BCL also offers a number of advanced broadband services, as well as "carrier's carrier" services to other telecommunications operators.

As of December 31, 1999, BCL had approximately 1,400 lines connected to a total of 469 clients, compared to approximately 1,200 lines connected to a total of 424 clients as of December 31, 1998.

TECHNOLOGY. BCL has its own switching and international transmission facilities in St. Petersburg, which acts as a gateway for corporate customers in both Moscow and St. Petersburg. The BCL network consists of an international and local switch and capacity on the international fiber optic cable via Finland to Sweden and the United Kingdom. BCL's primary international carrier relationships are with Sonera of Finland, Telia of Sweden and Cable & Wireless Communications of the United Kingdom. BCL has its own fiber optic and microwave radio transport network in St Petersburg and in addition rents local access from PeterStar and PTN to connect its customers in the city.

MARKETING. The Company endeavors to cross-sell the distinct service offerings provided by PeterStar and BCL to their respective customer bases. For example, PeterStar's marketing representatives are now also able to market BCL's international private line services to PeterStar's and other corporate customers. In addition, control of both PeterStar and BCL provides the Company with the opportunity to introduce new services to targeted markets in a more efficient manner. In addition, PeterStar and BCL are exploring the possibilities of closer cooperation in connection with the expansion of their respective core businesses in St. Petersburg and the implementation of their strategies in Northwest Russia.

COMPETITION. BCL is operating its business in a highly competitive environment. BCL does not have exclusive licenses to provide telecommunications services in St Petersburg and a number of other entities, including both Russian & foreign operators, are competing with BCL for a share of the St Petersburg corporate telecommunications market.

The major competitors to BCL are: (i) GlobalOne, the France Telecom wholly owned global carrier, which provides national and international voice and data services; and (ii) Sovintel, a joint venture between Rostelecom and Golden Telecom, both of which have been expanding their network and commercial operations in St Petersburg.

TELECOM GEORGIA

OVERVIEW. The Communications Group owns approximately 30% of Telecom Georgia. Telecom Georgia is the primary international and long distance telephony service provider in Georgia. Telecom Georgia has more than 1,100 international channels and has direct interconnect arrangements with major international long distance carriers including ATT, Sprint, MCI Worldcom, British Telecom, Deutsche Telecom, France Telecom and Telecom Italia. Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased significantly as Telecom Georgia has expanded the number of available international telephone lines.

The government of Georgia has announced its intention to privatize its 51% stake in Telecom Georgia during 2000, with an investment bank being chosen to advise the government during the second quarter. The actual privatization of the stake in Telecom Georgia is currently expected to occur at the end of 2000. Management of Telecom Georgia is not yet in a position to determine what, if any, impact the privatization of the government's stake in Telecom Georgia will have on its business.

TECHNOLOGY. Telecom Georgia's long distance telecommunications network splits Georgia into eastern and western zones, with digital transit switches in each zone which are connected via SDH microwave. In turn, they are linked in Tbilisi with an Intelsat and Turksat earth stations. Telecom Georgia has expansion plans to expand its microwave capability to Foti (where it can be connected with submarine cables, thereby reducing dependency on satellite connections) and further into eastern Georgia (which would permit a digital connection with neighboring Azerbaijan).

MARKETING. Telecom Georgia markets its services on the basis of a strong advertising campaign, competitive tariffs and high quality service, focused equally on corporate and residential subscribers. In addition, Telecom Georgia, based on its internal marketing analyses, has made significant efforts to introduce new services such as ISDN and a prepaid card system.

COMPETITION. Although Telecom Georgia remains the major provider of international and long distance services, barriers to entry to this market are very low and competition has increased significantly since the opening of the market in 1998. Currently there are several new entrants offering international telephone service, including Egrisi, Goodwillcom, and Global Erty. The Communications Group believes that Telecom Georgia competes primarily on the basis of tariffs and contractual relationships and aggressive marketing strategy. Although Telecom Georgia has maintained a significant market share in international and long distance telephony services in Georgia, its revenues have come under increasing pressure due to competition and downward pressure on termination rates.

TELEPORT-TP

OVERVIEW. Through its wholly owned subsidiary Technocom Limited, the Communications Group holds a 49.33% equity interest (56% voting interest) in Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. Rostelecom, the primary national and international carrier in the Russian Federation, is the holder of a 44% ownership interest in Teleport-TP

Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. As of December 31, 1999, Teleport-TP provided access to approximately 1,000 international digital circuits.

Teleport-TP has also developed a long distance network in order to expand its customer base beyond Moscow and to meet growing demand for reliable telecommunications links. In particular, Teleport-TP is seeking to address the market for inter-regional communications where call completion rates are understood to be low, primarily due to the underdeveloped nature of the Rostelecom infrastructure. The long distance network is being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. As of December 31, 1999, Teleport-TP had a total of 34 clients for the long distance service, of which 23 were regional telephone network operators and the balance were corporate clients.

Teleport-TP has developed from being a provider of international telecommunications services from a single point of presence in Moscow to a company able to provide high-quality domestic and international long distance services in multiple locations across the Russian Federation and certain other republics of the former Soviet Union. Teleport-TP utilizes Western satellite capacity and technology and the Company believes that there is a largely untapped market for satellite-based services between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial digital long distance lines in many areas.

MARKETING. Rostelecom is Teleport-TP's principal customer for dedicated international network services. Rostelecom utilizes Teleport-TP on traffic routes where it does not yet have a direct terrestrial connection and where the cost of a terrestrial connection would be prohibitive. On such routes, Teleport-TP provides Rostelecom with a means of accessing high quality digital international circuits that are not available via other Russian satellite or terrestrial means. Teleport-TP also has relationships with a number of business centers and private network operators.

Teleport-TP's long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional and local public telephone companies (Electrosviaz); (ii) private wireless, wireline, data and other network operators; and (iii) corporate users. Teleport-TP acts as a "carrier's carrier" to public telephone companies and wireless, wireline and other operators. Teleport-TP provides these operators with long distance and, in many cases, international access via its dedicated network so that these operators can provide high quality access to their own subscribers.

TECHNOLOGY. Teleport-TP's dedicated international telecommunications network consists of an earth station, an international gateway switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. The earth station consists of two Standard-A 18.3 meter antennas linked to two Intelsat satellites and one 13 meter Hughes Networks dish linked to a Eutelsat satellite. Fiber optic cable links Teleport-TP's switch with its principal customers, including the national network of Rostelecom, the national television switching center, and a number of business parks, overlay network operators, and state-owned utilities located in Moscow and the Moscow region.

Customers on Teleport-TP's long distance network--public and private telecommunications companies--have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits. The system is designed to be flexible, allowing for timely installation of antennas in regional sites without changing the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase. The network has full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional "star" configuration satellite-based systems.

COMPETITION. In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Comstar, Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that PeterStar is providing in St. Petersburg. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which uses both Intelsat and Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

In providing long distance services, Teleport-TP faces competition from a number of sources, both on a national and regional basis. Teleport-TP faces competition from Rostelecom in the provision of long distance access to the local telephone companies. Rostelecom currently appears to support the continued development of Teleport-TP and Rostelecom stands to gain from its relationship with Teleport-TP, not only as a Teleport-TP shareholder but also to the extent that expansion of the Teleport-TP network facilitates the modernization of the Rostelecom network on a targeted basis. There are no other commercial national networks of the same scale as the Rostelecom network, but there are a number of private networks, including those of the Ministries of Defense and Railways, that could, if funding were made available, provide further competition to Teleport-TP.

Teleport-TP also faces competition from other Western-financed entities seeking to provide various forms of higher bandwidth voice and data communications services throughout Russia, including: (i) TeleRoss, a subsidiary of Golden Telecom, which is offering service in 12-15 cities using the Russian domestic satellite systems; (ii) Rosnet, principally a provider of data network services;
(iii) Aerocom, a satellite and fiber optic-based carrier's carrier based in Moscow, which provides international circuits via the Russian Express satellite network; (iv) Belcom, a private carrier providing international point-to-point leased circuits to the oil and gas companies in remote locations, and secondly closed user group services to communities of interest; and (v) Moscow Teleport, a satellite based provider of services targeted at the corporate user.

MTR-SVIAZ

Through Technocom, the Communications Group holds a 49% interest in MTR-Sviaz, a venture to modernize and commercialize a portion of the internal telecommunications network of Mosenergo, the Moscow city power utility. MTR-Sviaz provides local, national and international services to both corporate customers and the Internet market. MTR-Sviaz uses leased circuits from a number of providers, access to the Teleport-TP fiber cable facilities and the Mosenergo internal communications network to terminate its calls. Teleport-TP uses the MTR-Sviaz facilities to house its Internet gateway, from which links to ISPs are provided via leased and dial-up lines on the public network.

MTR-Sviaz commenced operations in the third quarter of 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network. The switch is connected to Teleport-TP via fiber optic cable, giving customers on the Mosenergo network direct access to the digital long distance facilities of Teleport-TP's network. In addition to the Mosenergo organization itself, other entities connected to the Mosenergo network include commercial enterprises located at business centers on Mosenergo premises.

CASPIAN AMERICAN TELECOMMUNICATIONS

The Communications Group holds a 37% interest in Caspian American Telecommunications ("CAT"), a joint venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan. To date, the venture has only succeeded in capturing an insignificant (approximately 1.5%) share of the market in Azerbaijan and has incurred substantial losses. The Company, in conjunction with the other shareholders, has recently taken action to change the management of the venture and to commence a major cost reduction program. In light of CAT's poorer than expected performance in 1999 and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has developed a revised operating plan to stabilize its operations and minimize future funding requirements until potential restructuring options have been fully explored. During the fourth quarter of 1999, the Company determined that there was a decline in value of its investment in CAT that was other than temporary and has recorded the decline of $9.9 million as an impairment charge.

INTERNET-BASED SERVICES

In 1999, the Communications Group expanded its strategy to include development of services based on use of the Internet, both in connection with its existing businesses and with the development of an e-commerce business in China. Such services represent a new form of communications and provide a basis for various forms of electronic commerce among enterprises and with the consuming public. The Internet provides an extremely economical means for multi-media communications and e-commerce.

RUSSIA AND CENTRAL AND EASTERN EUROPE

The Communications Group is actively developing Internet capabilities in a number of its key existing businesses. These developments are designed to maximize the Group's existing infrastructure to provide a range of Internet-related services including ISP gateway services to Internet exchange complexes and the development of portals and other services to its existing customer base.

As an example of the Communications Group's activities in the Internet area, Yellow Pages in St. Petersburg, as described below, has created a full on-line directory, integrated with detailed city maps, and is currently developing a portal for the St. Petersburg region. In addition to the development of the St. Petersburg portal, Yellow Pages is extending its database capability to include Moscow, the northwest region of Russia and other significant industrial centers across republics of the former Soviet Union. As part of its shift to an Internet-based business model, Yellow Pages has begun to provide its customers with direct support in web design, programming/software consulting and search engine development.

In addition to working with its existing businesses and markets, the Communications Group is also working to identify other Internet-related market opportunities in Central and Eastern Europe.

CHINA

The Communications Group has begun investment in Chinese enterprises engaged in development of Internet-based e-commerce services. In its first such venture, the Company owns 49% of Huaxia Metromedia Information Technology Co., Ltd., a sino-foreign joint venture formed with a domestic trading company. The joint venture develops and operates the Internet-based information systems that the Chinese partner uses in its electronic trading activities. This form of outsourcing arrangement is allowed under current Chinese regulation. The Company is actively in negotiation for formation of several similar ventures operating in other regions and commercial sectors of China. Trade agreements executed between China and several World Trade Organization member companies during 1999 call for rapid opening of China's Internet sector to foreign participation, including foreign direct majority ownership of Chinese Internet and e-commerce companies.

The rate of Internet service development in China is very substantial and is accompanied by a strong demand for foreign capital and expertise. Presently, the Chinese government estimates there are approximately 10 million Internet users in the country, but the annual growth rate is expected to be 100-200% for the next several years. This is a realistic projection given the size of the Chinese population and the infant state of Internet development in China. The Company is targeting ventures that principally address e-commerce--both business-to-business and business-to-consumer. The e-commerce format is well suited to exploit China's rapidly expanding consumer demand and the country's privatization of most industry. The Company is also targeting investment in enterprises developing basic e-commerce infrastructure such as payment processing, sales fulfillment coordination and Internet software development. The team previously assembled by the Communications Group in China to pursue investment in the country's domestic telephony business is well positioned to create and manage ventures with Chinese enterprises undertaking Internet and e-commerce service development. The Communications Group is assembling additional resources within China to support the information technology requirements of these ventures.

COMPETITION

The Internet and e-commerce business opportunities being explored by the Communications Group are being developed in a highly competitive environment, with a large number of new market entrants. At the same time, the market for such services is highly diversified and is expected to remain so for the foreseeable future.

The Company must demonstrate aggressive business development and financing capabilities, solid technical support and effective relationship management to compete effectively for position in the initial stages of market development. Invested ventures will face a wide range of competitors before consolidations reduce numbers to a fewer, long term surviving companies. To effectively meet this competitive situation, the Company is targeting ventures with specific niche market focus and with partners that already have established trade positions in these niche markets. After individual ventures have established e-commerce dominance in their niche, their subscriber base can be combined with those of the Company's other ventures to create a large and general market presence. For example, in its existing markets in Russia and Eastern Europe, the Group is exploring ways to use its existing businesses and brand names to distinguish itself from its competitors, both on a technical level and in terms of reaching consumers and advertisers.

OTHER TELEPHONY-RELATED BUSINESS

YELLOW PAGES. Yellow Pages, in which the Communications Group holds a 100% interest, is the owner of one of the most comprehensive databases of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. Yellow Pages' full-time employees handle all of the graphic design and database management. Yellow Pages hires part-time workers for the periodic update of the directory. The Communications Group utilizes the database of Yellow Pages to the benefit of PeterStar and BCL, particularly in achieving more effective target marketing and in operator services. Yellow Pages has also created a full on-line directory, integrated with detailed city maps, and is currently developing a portal for the St. Petersburg region.

CARDLINK. Cardlink is a business being developed utilizing proprietary wireless technology owned by the Communications Group, targeted initially at the processing and management of wireless electronic payment transactions. Cardlink ZAO, in which the Communications Group has a 84.5% interest, is introducing this technology in Moscow on a test basis, but it has potential application in Russia and Eastern and Central Europe. Cardlink has entered into agreements with several Russian banks for the processing of card transactions, and the project is in the test phase with full implementation expected during the second quarter of 2000. Although initially targeted at wireless card verification transactions with banks and credit card issuers, the Cardlink technology can be applied to developing and implementing other wireless data communication network infrastructures where conventional telephone networks are either non-existent or poor in terms of coverage and availability.

CABLE TELEVISION AND BROADBAND NETWORKS

OVERVIEW. The Communications Group commenced offering cable television services in 1992 through its joint ventures Kosmos TV in Moscow and Baltcom TV in Riga, Latvia. The Communications Group currently has interests in 12 cable television networks in Eastern Europe and the republics of the former Soviet Union that reported 421,102 subscribers at fiscal year-end 1999, an increase of approximately 33% from 315,864 subscribers at fiscal year-end 1998. This follows on a 40% increase in subscribers in 1998 from fiscal year-end 1997. In 1999, the Communications Group's cable ventures focused on growing their wired cable business through acquisition and network construction and finished the year with 1,089,924 homes passed by a fixed wireline network service. Of the 12 markets in which the Communications Group currently operates, nine offer both fixed wireline and wireless cable television services. Almost 80% of the cable group's subscribers are now serviced by fixed wireline cable television services.

In June 1999, Ala TV, a joint venture 51% owned by the Communications Group and 4% owned by its Kazakh joint venture Alma TV, launched both wired and wireless cable television services in Bishkek, Kyrgyzstan. In December 1999, the Communications Group purchased 100% of a wired cable television network in Deva, Romania thus increasing its Romania cable business by 23%. While the Communications Group's cable television systems are generally leading providers of multi-channel television services in each of its markets, in many markets there are several small undercapitalized wireline competitors. The Communications Group believes that there are additional acquisition opportunities in several of its markets and will pursue the acquisition of select competitors.

The Communications Group also believes that there is a growing demand for multi-channel television services in each of the markets where its joint ventures are operating. This growing demand is fueled by the lack of quality local television and alternative entertainment options in these markets combined with an increasingly sophisticated level of viewer demand for thematic cable programming in the local language. This growing appetite for multi-channel television has been recognized by some of the world's premier broadcasters who revolutionized the Eastern European market in recent years by launching localized versions of their internationally recognized programming. These channels include Eurosport, Nickelodeon, The Discovery Channel, The Hallmark Entertainment Network, MTV and Fox Kids, with which the Communications Group has programming arrangements.

APPLICATION OF NEW BROADBAND COMMUNICATION TECHNOLOGIES. Similar to developments in the U.S. and Western Europe, the Company expects cable television to become a broadband alternative to the existing telephone networks. The Communications Group believes that bundled video, data and voice services will prove an attractive offering compared to traditional network services. The Communications Group is currently upgrading its wired cable networks to hybrid fiber coaxial ("HFC") networks in order to prepare its businesses to offer advance services. These advanced services are expected to provide significant new revenue streams to supplement the normal television services. In addition, the Communications Group is currently evaluating the introduction of digital television services in key markets utilizing the existing microwave multipoint distribution systems ("MMDS") already in place. Digital television services will allow a venture to offer more channels with vastly improved picture and sound quality, impulse pay-per view services, digital music services with CD quality sound, and both high speed and dial-up Internet services through the web browsers that are built into the digital set top boxes.

As part of its convergence strategy, the Communications Group is currently examining opportunities to utilize the new telecommunications assets garnered from the acquisition of PLD Telekom in conjunction with the Communication Group's cable television broadband networks that are already in place in key markets in Eastern Europe.

INTERNET SERVICES. The Communications Groups cable television joint ventures currently offer high speed Internet access in Romania and Latvia and expects these services to grow as modem prices continue to decrease and the number of cable networks are upgraded. The group is planning to roll out Internet services on its wired cable networks throughout the year in a number of its existing markets. In addition, the Communications Group is working with equipment manufacturers to introduce high speed Internet access through its existing microwave multipoint distribution systems. This form of wireless Internet provides great advantages in reaching business customers not reached by high speed cable or DSL services and providing them with one data service in multiple locations.

Since computer penetration in the region is lower than that of the west, the Communications Group believes that there is significant potential for a set top box that allows for Internet usage directly on a television set without the need of a computer. The Communications Group is currently working with equipment vendors to implement this technology on its networks which will allow it to increase penetration of the potential residential Internet market.

TECHNOLOGY. The Communications Group's cable television joint ventures utilize three possible distribution technologies: wireline cable, microwave multipoint distribution, or a hybrid combination of microwave multipoint distribution and wireline cable in which microwave multipoint distribution acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer. All three distribution technologies allow for the introduction of broadband services.

The Communications Group believes that microwave multipoint distribution is an attractive technology to utilize for the delivery of multi-channel television services in these markets because (i) the initial construction costs of a microwave multipoint distribution system generally are significantly lower than wireline cable or direct-to-home satellite transmission, (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably-sized service area, (iii) the high communications tower typically utilized by the microwave multipoint distribution system combined with the high density of multi-family dwelling units in these markets gives the microwave multipoint distribution systems very high line of sight penetration and (iv) in a hybrid network area the wide geographic reach of the microwave signal covers those areas not covered by the wired network.

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

One of the Communications Group's joint ventures offers pay-per-view movies and the Communications Group plans to add similar services to its program lineups in certain of its other markets. The subscriber pre-pays for pay-per-view services and the intelligent set top boxes that the joint venture uses automatically deduct the purchase of a particular service from the prepayment.

MARKETING. The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price to alternative entertainment products. Each cable television joint venture also targets its cable television services toward foreign national households, embassies, foreign commercial establishments and international or local hotels. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its cable television service. Upon launching a particular system, the Communications Group uses a combination of telesales, door to door sales, direct marketing event sponsorships, billboard, radio and broadcast television advertising to increase awareness in the marketplace about its services.

COMPETITION. The cable TV industry in Eastern Europe and the republics of the former Soviet Union, although still less developed than in the United States, is emerging as one of the key elements of the region's telecommunications sector. Similar to developments in the U.S. and Western Europe, the Company expects cable television to become a broadband alternative to the existing telephone networks. Each of the Communications Group's cable television systems currently compete with a number of entities in their markets, including other cable television operators, direct to home satellite providers and over the air broadcast television.

In addition, as the Internet gains popularity in the countries of Eastern Europe and the republics of the former Soviet Union, the Communications Group believes that cable television will be able to attract increasing capital, including capital from western investors. Major telecommunications companies may enter the cable television market to utilize the broadband advantages of the cable systems' wired networks because the poor quality of most of the telephone networks in the region makes cable television's advantages there even more significant than in the United States. As a result, the Company's cable television joint ventures may face competition from highly capitalized international and local companies with greater capital resources and experience than the Company.

The Company's cable television ventures endeavor to compete in their markets on the following bases:

    - Quality of programming line-ups: The Company offers quality programming and has established key relationships with many international-programming providers.

    - Price of services: The Company provides tiered pricing and services to allow for a low entry point and an upgrade path for higher levels of services that allow the business to generate a much higher average revenue per subscriber than its competition. Most joint ventures have a basic package at the same rate or slightly lower than competing services.

    - Customer service: The Company provides superior customer service by employing proven western style management techniques and by installing modern western subscriber management software and customer care centers into its businesses.

    - Barriers to entry: The Company pre-wires certain geographic areas to create a barrier to entry in locations where it perceives a competitive threat.

RADIO BROADCASTING

OVERVIEW. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. Today, the Company is a leading operator of radio stations in Eastern Europe and the republics of the former Soviet Union and owns and operates, through joint ventures, 17 radio stations. The Communications Group plans either to dispose of or discontinue the operations of NewsTalk Radio in Berlin during 2000.

The Communications Group's radio broadcasting strategy has been to acquire underdeveloped properties (i.e., stations with insignificant ratings and little or no positive cash flow) at attractive valuations. The Communications Group then installs experienced radio management to improve performance through increased marketing and focused programming. Management utilizes its programming expertise to tailor specifically the programming of each station utilizing sophisticated research techniques to identify opportunities within each market, and programs its stations to provide complete coverage of a demographic or format type. This strategy allows each station to deliver highly effective access to a target demographic and capture a higher percentage of the radio advertising audience share.

The Communications Group is also exploring ways in which it can leverage the existing brands established by the radio businesses in connection with its convergence strategy and the development of Internet-related businesses. Options which the Communications Group is investigating include the possible branding of Internet providers using those brand names and using the radio stations as an advertising medium for those new businesses.

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

For the most part the Company's radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted listener reached. The radio stations that have the greatest reach generally obtain the highest rate. In addition, certain demographic groups (usually men or women age 25-54) are favored by advertisers. The Company's radio stations are generally programmed to reach the highest rated demographic groups in their markets.

Radio stations may experience further competition from other media. As private cable television stations emerge in Eastern Europe and the republics of the former Soviet Union, the Company expects that such systems will drive the price of television advertising down, thus competing directly with radio stations for advertising revenues. In addition to broadcast television, print media, and outdoor advertising, the Communications Group believes that the Internet will also attract a significant portion of advertising expenditures in each respective market.

PAGING

The Communications Group's paging businesses have to date provided traditional paging services. The underlying premise for the paging business had been the availability of service to mobile subscribers at a price significantly lower than alternative mobile messaging services. When the Communications Group entered the paging business, the price for wireless communication was significantly higher than for its paging services which were then a viable, low cost alternative to GSM wireless telephony. At such time, customers could receive messages and information via the pager at a fraction of the cost of GSM wireless service.

However, the Communications Group's paging businesses have experienced increasing competition from wireless telephony in the markets in which it operates, and this competition has called into question the viability of many of the paging operations. Consistent with the Company's strategy to maximize its greatest value for the capital employed, in 1998 the Communications Group developed a revised operating plan to stabilize the operations of its paging ventures. Under the revised plan, the Communications Group managed its paging business to a level that would not require significant additional funding for its operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations continued to generate operating losses in 1999. In 1999, the Company has taken an additional non-cash charge on its paging assets of $1.9 million. In the current environment, the potential for growth in most of the markets the Communications Group's paging operations compete appears very limited. The Company is continuing to manage its paging businesses to levels not requiring significant additional funding, and is developing a strategy to maximize the value of its paging investments.

The Company currently believes the remaining value of its investments in and advances to joint ventures related to paging businesses is recoverable due to the location of the businesses and the ability to cross market services to the customer base.

TELECOMMUNICATIONS JOINT VENTURES IN CHINA

In 1997 and 1998, the Company invested in several telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These joint ventures supported the construction and development of telephony networks by China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibit direct foreign investment and operating participation in domestic telephone companies, the company's joint ventures were limited to providing financing and consulting services to China Unicom under contracts. By the terms of these contracts and in return for services rendered, the joint ventures were to receive payments from China Unicom based on the cash flows generated by China Unicom's network businesses. This arrangement, known as sino-sino-foreign joint venture cooperation, was commonly accepted at the time the Company's joint ventures were formed and was applied in numerous other foreign-invested relationships with China Unicom. Since the arrangement specifically limited the joint ventures' participation in and control over China Unicom's actual business operations, Asian American Telecommunications accounted for its sino-sino-foreign joint venture investments under the equity method. The Company invested in four Chinese telecommunications joint ventures in this fashion--two in Ningbo Municipality, one in Sichuan Province and one in Chongqing City.

Beginning in mid-1998, the Chinese government unofficially began reconsidering the advisability of continuing the sino-sino-foreign joint venture cooperation arrangements undertaken by China Unicom. At that time, more than forty such cooperation contracts had been established with foreign-invested joint ventures covering China Unicom's operations in various parts of China. By mid-1999, the government reached the conclusion that China Unicom's sino-sino-foreign cooperation framework was in conflict with China's basic telecommunications regulatory policies and should henceforth cease. China Unicom was instructed to terminate or very substantially restructure all of its sino-sino-foreign joint venture cooperation contracts.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received notice from China Unicom stating that the Chinese government had directed China Unicom to terminate further cooperation with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applied to the Company's other telecommunications joint venture in Ningbo Municipality. In subsequent notifications from China Unicom to the Company's joint ventures, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. In its notifications, China Unicom requested that negotiations begin regarding a suitable settlement of all matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. With the issuance of these notifications, China Unicom ceased further performance under its cooperation contracts with the Company's joint ventures. However, China Unicom did make distribution of amounts owed to the Company's Ningbo Ya Mei joint venture for the first half of 1999 according to the terms of the cooperation contract. The Company, through its four joint ventures, entered into negotiations with China Unicom in September 1999 to reach suitable terms for termination of the cooperation contracts.

On November 6, 1999, the Company's four Chinese joint ventures engaged in projects with China Unicom each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. On December 3, 1999, legally binding settlement contracts incorporating substantially the terms set forth in the November letters of intent were executed between China Unicom and the four joint ventures, thereby terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in reminbi, the Chinese currency ("RMB") from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets pertinent to China Unicom's networks that are currently held by the joint ventures will be unconditionally transferred to China Unicom. China Unicom effected payment to the joint ventures of the amounts prescribed in the settlement contracts on December 10, 1999. Subsequently and prior to the end of 1999, the boards of directors of the four joint ventures each passed formal resolutions to commence dissolution of the joint ventures. The Company expects such dissolution to be completed for all four joint ventures by mid-2000.

The Company will receive substantial portions of the China Unicom settlement payments to the joint ventures via repayment of advances and distribution of joint venture assets on dissolution. China Unicom's settlement payments to the joint ventures were made in RMB. The joint ventures' formation contracts and loan agreements with Asian American Telecommunications had been registered with Chinese authorities so as to assure the joint ventures' ability to convert RMB deposits into foreign exchange for payment to the Company. Over time, the Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million. As of December 31, 1999, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately $29.3 million in US Dollars from the China Unicom settlement.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at the December 31, 1999 exchange rate) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

LICENSES

The Communications Group's operations are subject to governmental regulation in its markets and its operations require certain governmental approvals. There can be no assurance that the Communications Group will be able to obtain all necessary approvals to operate additional cable television, telephony or paging systems or radio broadcasting stations in any of the markets in which it is seeking to establish additional businesses.

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 1999, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group's joint ventures will expire during 2000. The Company's joint ventures will apply for renewals of their licenses. However, there can be no assurance that these licenses will be renewed. Additionally, a number of joint ventures are in violation of one or more of the conditions of their licenses. While these violations are largely technical there can be no assurance that the relevant licensing authorities will not attempt to use these violations as a basis to terminate or renegotiate these licenses. See "--Risks Associated with the Company--The government licenses on which the Communications Group depends to operate many of its businesses could be cancelled or not renewed, which would impair the development of its services."

LIQUIDITY ARRANGEMENTS

While in a number of cases the Communications Group owns less than 50% of the equity in a joint venture, in general the objective of the Communications Group is to hold a greater than 50% interest in the joint ventures in which it invests. The balance of the equity in its joint ventures is usually owned by one or more local entities, often a government-owned enterprise or a formerly government-owned enterprise which has been privatized. In some cases the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service. Each joint venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. In almost every case the Communications Group designates one or more of its personnel to work with the joint venture, in some instances actually seconding the individual to a specific joint venture. The operating objectives, business plans and capital expenditures of a joint venture are approved by its board of directors, or in certain cases, by its shareholders. In some cases, an equal number of directors or managers of the joint venture are selected by the Communications Group and its local partner. In other cases, a different number of directors or managers of the joint venture may be selected by the Communications Group on the basis of its percentage ownership interest.

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

The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these joint ventures are limited liability companies, the joint ventures' equity holders have liability limited to the extent of their investment. Under the joint venture agreements, each of the Communications Group and the local joint venture partner is obligated to make initial capital contributions to the joint venture. In general, a local joint venture partner does not have the resources to make contributions to the joint venture in cash. In such cases the Company establishes an agreement with the joint venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the joint venture signs a credit agreement with the Company pursuant to which the Company loans the joint venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow. Prior to repayment of its credit agreement, a joint venture is significantly limited or prohibited from distributing profits to its shareholders. As of December 31, 1999, the Company had obligations to fund up to an additional $48.5 million with respect to funding the various credit lines the Company has extended to its joint ventures in Eastern Europe and the republics of the former Soviet Union. The Company's funding commitments under such credit lines are contingent upon its approval of the joint ventures' business plans. To the extent that the Company does not approve a joint venture's business plan, the Company is not required to provide funds to such joint venture under the credit line.

A number of the Communications Group's joint ventures, notably PeterStar, ALTEL and almost all the radio stations, have become self-financing and have ceased to require financial support from the Group.

In addition to repayments under its credit agreements, the Company may also receive distributions from the joint venture. Where these distributions are of profits, they will be made on a pro rata basis to the Company and its local partners in accordance with their respective ownership interests.

In addition to loaning funds to the joint ventures, the Communications Group often provides certain services of the joint ventures for a fee. The Communications Group does not usually require start-up joint ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each joint venture grows, the Communications Group institutes various payment mechanisms to have the joint venture reimburse it for such services where they are provided. The failure of the Company to obtain reimbursement of such services will not have a material impact on the Company's results of operations.

Under existing legislation in certain of the Communications Group's markets, distributions from a joint venture to its partners (including payments of fees) are subject to taxation. The laws in the Communications Group's markets vary markedly with respect to the tax treatment of distributions to joint venture partners and such laws have also recently been revised significantly in many of the Communications Group's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which could have a significant negative impact on the Company and its operations.

The Communications Group's China joint ventures in Ningbo, Sichuan and Chongqing are currently in the process of dissolution subsequent to the forced termination of their cooperative contracts with China Unicom. Dissolution is regulated by the Chinese government and requires the joint ventures to submit to certain audits and tests of financial liability. The dissolving joint ventures have no material financial obligations outstanding as of February 2000 other than for 1999 taxes in China. Repayment of the principal balance of loans is permitted prior to final dissolution, and $29.3 million in such loan payments have already been made to the Company's Asian American Telecommunications subsidiary. Distribution of owners' equity, however, is not permitted until final dissolution is approved. The joint ventures' tax liabilities are currently being negotiated with the Chinese tax authorities in view of the unusual circumstances surrounding payments received from China Unicom during 1999. The Company expects to settle the joint ventures' tax liabilities and complete dissolution by mid-2000.

SNAPPER

GENERAL. Snapper manufactures Snapper-Registered Trademark- brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, garden tractors, zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area walk-behind mowers and front- and mid-mount zero turn radius lawn equipment. The percentage of the Company's consolidated revenues from Snapper's operations for 1999, 1998 and 1997 were 82%, 87%, and 90%, respectively.

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

Due to a shift in strategic direction to focus exclusively on the independent dealer network, Snapper terminated its business relationship with The Home Depot in August of 1998. Since the majority of Snapper's competitors had elected to distribute product through retail establishments, Snapper has decided to align its product distribution directly through the independent dealer network channel. In an effort to capitalize on this decision, Snapper has developed a comprehensive strategy to expand its independent dealer base by soliciting new dealers based on Snapper's commitment to customer service and this chosen method of distribution of product. The Home Depot net sales accounted for revenues of $6.3 million and $6.0 million in 1998 and 1997 respectively.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers and distributors prior and subsequent to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Snapper has an agreement with a financial institution which makes available floor plan financing for dealers of Snapper's products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of this agreement, a default in payment by a dealer is non-recourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer. At December 31, 1999 there was approximately $95.0 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

Snapper also makes available, primarily through General Electric Credit Corporation, a retail customer revolving credit plan. This credit plan allows consumers to pay for Snapper products over time. Consumers also receive Snapper credit cards which can be used to purchase additional Snapper products.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 1.0 million square feet. Excluding engines, transmissions and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and materials for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 1999, Snapper spent an average of $3.3 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark
"Snapper-Registered Trademark-" is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL.,

Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. v. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers or directors of the Company, while serving as directors of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper. On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS
V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF Bondholders of RDM Sports Group, Inc. v. METROMEDIA INTERNATIONAL
GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

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

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not affected materially nor is it expected to affect materially Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1999 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1999. As of December 31, 1999, the Company had a remaining reserve of approximately $2.1 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

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

On January 22, 1996, the Alabama Department of Environmental Management ("ADEM") advised the Company that the Opelika property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from ADEM required the Company to present for of ADEM's approval a written environmental remediation plan for the Opelika property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika property. In 1997, the Company received the consulting firm's report. The Company has conducted the grading and capping in accordance with the remediation plan and has reported to the Department of Environmental Management that the work was successfully completed. In 1999, the Company proposed to the Department of Environmental Management an accelerated groundwater monitoring schedule. That monitoring is complete and ADEM has stated that the "groundwater monitoring requirements for this site are terminated." Pending the recording of the appropriate deed notation, this site will be fully closed in accordance with Alabama regulations. The Company believes that its reserve of approximately $59,000 will be adequate to cover any further costs.

EMPLOYEES

As of March 6, 2000, the Company had approximately 1,000 regular employees. Approximately 600 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

SEGMENT AND GEOGRAPHIC DATA

Business segment data and information regarding the Company's foreign revenues by country area are included in notes 3, 4 and 12 to the Notes to Consolidated Financial Statements included in Item 8 hereof.

RISKS ASSOCIATED WITH THE COMPANY

THE COMPANY EXPECTS TO CONTINUE TO INCUR LOSSES FROM ITS CONTINUING OPERATIONS,
  WHICH COULD PREVENT IT FROM PURSUING ITS GROWTH STRATEGIES AND COULD CAUSE IT TO DEFAULT UNDER ITS DEBT OBLIGATIONS.

The Company cannot assure you that it will succeed in establishing an adequate revenue base or that its services will be profitable or generate positive cash flow. The Company has reported substantial losses from operations over the previous three years. For the years ended December 31, 1999, 1998 and 1997, it reported a loss from continuing operations of approximately $129.2 million, $136.0 million, and $130.9 million, respectively, and a net loss of $142.0 million, $123.7 million, and net income of $88.4 million, respectively. The Company expects that it will report significant operating losses for the fiscal year ended December 31, 2000. In addition, many of the Communications Group's joint ventures are still in the early stages of their development and the Communications Group expects to continue to generate losses as it continues to build-out and market its services. Accordingly, the Company expects to generate consolidated losses for the foreseeable future.

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

The Company is a holding company with no direct operations and no assets of significance other than the stock of its subsidiaries. As such, the Company is dependent on the earnings of its subsidiaries and the distribution or other payment of these earnings to it to meet its obligations, including its ability to make distributions to its stockholders. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties, whether by dividends, loans or other payments.
Snapper, Inc.'s credit facility contains substantial restrictions on dividends and other payments by Snapper to the Company. In addition, many of the Communications Group's joint ventures are in their early stages of development and are operating businesses that are capital intensive. As a result, the Company will principally rely on cash on hand, proceeds from the disposition of non-core assets and net proceeds from additional financings through a public or private sale of debt or equity securities to meet its cash requirements.

THE COMPANY HAS SUBSTANTIAL DEBT WHICH MAY LIMIT ITS ABILITY TO BORROW, RESTRICT
  THE USE OF ITS CASH FLOWS AND CONSTRAIN ITS BUSINESS STRATEGY AND THE COMPANY MAY NOT BE ABLE TO MEET ITS DEBT OBLIGATIONS.

The Company has substantial debt and debt service requirements. The Company's substantial debt has important consequences, including:

    - the Company's ability to borrow additional amounts for working capital, capital expenditures or other purposes is limited,

    - a substantial portion of the Company's cash flow from operations is required to make debt service payments, and

    - the Company's leverage could limit its ability to capitalize on significant business opportunities and its flexibility to react to changes in general economic conditions, competitive pressures and adverse changes in government regulation.

The Company cannot assure you that its cash flow and capital resources will be sufficient to repay any outstanding indebtedness or any indebtedness the Company may incur in the future, or that the Company will be successful in obtaining alternative financing. If the Company is unable to repay its debts, it may be forced to reduce or delay the completion or expansion of its networks, sell some of its assets, obtain additional equity capital or refinance or restructure its debt. If the Company is unable to meet its debt service obligations or comply with its covenants, the Company will default under its existing debt agreements. To avoid a default, the Company may need waivers from third parties, which might not be granted.

RESTRICTIONS IMPOSED BY THE COMPANY'S PRINCIPAL DEBT AGREEMENT MAY SIGNIFICANTLY
  LIMIT ITS BUSINESS STRATEGY AND INCREASE THE RISK OF DEFAULT UNDER THE COMPANY'S DEBT OBLIGATIONS.

The indenture for the Company's outstanding 10 1/2% senior discount notes contains a number of significant covenants. These covenants limit the Company's ability to, among other things:

    - borrow additional money,

    - make capital expenditures and other investments,

    - repurchase its own common stock,

    - pay dividends,

    - merge, consolidate, or dispose of its assets, and

    - enter into transactions with related entities.

If the Company fails to comply with these covenants, the Company would default under the indenture. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to the Company. Complying with these covenants may cause the Company to take actions that it otherwise would not take, or not take actions that it otherwise would take.

THE COMPANY MAY NOT BE ABLE TO RAISE THE SUBSTANTIAL ADDITIONAL FINANCING THAT
  WILL BE REQUIRED TO SATISFY ITS LONG-TERM BUSINESS OBJECTIVES, WHICH WOULD FORCE IT TO SIGNIFICANTLY CURTAIL ITS BUSINESS OBJECTIVES AND MAY MATERIALLY AND ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

Many of the Communications Group's joint ventures operate businesses that are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market their services. As a result, the Company will require substantial additional financing to satisfy its long-term business objectives, including its on-going working capital, acquisition and expansion requirements. The Company may seek to raise this additional capital through the public or private sale of debt or equity securities. If the Company incurs additional debt, it may become subject to additional or more restrictive financial covenants and ratios. The Company cannot assure you that additional financing will be available to it on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and its results from operations may be materially and adversely affected.

THE COMMUNICATIONS GROUP MAY BE MATERIALLY AND ADVERSELY AFFECTED BY COMPETITION
  FROM LARGER GLOBAL COMMUNICATIONS COMPANIES OR THE EMERGENCE OF COMPETING TECHNOLOGIES IN ITS CURRENT OR FUTURE MARKETS.

The Communications Group's businesses are in highly competitive markets and compete with many other well-known communications and media companies, many of which have established operating infrastructures and substantially greater financial, management and other resources than the Company's operating businesses.

The Communications Group also faces potential competition from competing technologies which could emerge over time in Eastern Europe, the republics of the former Soviet Union and other selected emerging markets and compete directly with their operations. For example, the Communications Group's paging businesses have found it difficult to effectively compete for traditional paging customers in markets where GSM technology is combined with calling party pays and prepaid calling card service.

Similarly, the Company cannot assure that its wireless networks in Kazakhstan and Belarus, and its new network in Tyumen, Russia will be able to compete with the development of the newly-introduced GSM technology in these markets.

In addition, the principal partners in certain joint ventures and operating businesses have interests that may conflict with those of the Communications Group and in certain instances could compete directly with the Communications Group and its businesses. This competition could seriously undermine the local support for the Communications Group's businesses, affect the results of operations in these countries and jeopardize the Company's ability to fully realize the value of its economic investments in these countries.

For example, Telecominvest, the other shareholder in PeterStar, has recently raised over $50 million in net proceeds from a private placement of securities, a substantial part of which is dedicated to the completion of a transit network in St. Petersburg which could provide significant competition to the Group's network in this area. The Communications Group's wireless operator in Kazakhstan directly competes with the public switched telephone network of Kazakhtelekom, its partner in this operating business, as well as a recently established GSM mobile phone service joint venture in which Kazakhtelekom has an interest. The Group's long distance network in Moscow is in direct competition with the long distance national network operated by Rostelecom, its partner in its Moscow-based telephony business.

In addition, while the Communications Group at one time held a number of exclusive licenses to operate its communications businesses, all such periods of exclusivity have expired and the Communications Group does not expect to be granted further exclusive licenses in any of the markets where it currently provides or plans to provide its services.

THE COMMUNICATIONS GROUP MAY NOT BE ABLE TO ATTRACT CONSUMERS TO ITS SERVICES,
  WHICH WOULD NEGATIVELY IMPACT ITS OPERATING RESULTS.

The Communications Group's operating results are dependent upon its ability to attract and maintain subscribers to its telephony, cable and paging systems and the sale of commercial advertising time on its radio stations. These in turn depend on the following factors, several of which are beyond the Communications Group's control:

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

Many of the Communications Group's joint ventures require substantial construction of new systems and additions to the physical plants of existing systems. The Communications Group cannot assure you that this construction will be completed on time or within budget. Construction projects may be adversely affected by cost overruns and delays not within the Communications Group's control or the control of its subcontractors, such as those caused by governmental changes and material or equipment shortages or delays in delivery of material or equipment. The failure to complete construction of a communications system on a timely basis could jeopardize the franchise or license for such system or provide opportunities to the Communication Group's competitors. Cost overruns may obligate us to incur additional debt.

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

Many of the Communications Group's joint ventures operate under licenses that are issued for limited periods. Some of these licenses expire over the next several years, and some are renewable annually. The Communications Group's failure to renew these licenses may have a material adverse effect on our operations. For most of the licenses held or used by the Communications Group's joint ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Communications Group cannot assure you that these licenses will be renewed upon the expiration of their current terms.

Additionally, some of the licenses pursuant to which the Communications Group's businesses operate contain network build-out milestones. The Communications Group's failure to meet these milestones could result in the loss of these licenses, which may have a material adverse effect on its operations.

Additionally, a number of joint ventures are in violation of one or more of the conditions of their licenses. For example, PeterStar has exceeded the number of lines which the main license of its operating business in St. Petersburg allows it to operate in St. Petersburg and the surrounding region. While the Company believes that these violations are largely technical, the Company cannot assure you that the relevant licensing authorities will not attempt to terminate or renegotiate a license whose conditions have been violated or otherwise force the Communications Group to take action contrary to its business interests. For example, in the case of the PeterStar license, the Russian licensing authorities may force PeterStar to reduce its number of lines or impose other penalties on it.

Finally, the Communications Group cannot assure you that its joint ventures will obtain the necessary approvals to operate new or additional fixed or wireless telephony, cable television or broadcasting systems in any of the markets in which it is seeking to establish its business.

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

Additionally, the Communication Group's joint ventures often require specific licenses from the central banks of many of the countries in which they operate for certain types of foreign currency loans, leases and investments. The joint ventures' failure to obtain currency licenses could result in the imposition of fines and penalties, significant delays in delivering equipment to its operating businesses and resulting difficulties in generating cash flows from its operating businesses. The documentary requirements for obtaining the currency licenses are burdensome and the Company cannot assure you that the licensing entity will not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. Furthermore, the time typically taken by the relevant central banks to issue these licenses can be lengthy, in some cases up to one year or more.

THE COMMUNICATIONS GROUP DOES NOT FULLY CONTROL ITS JOINT VENTURES' OPERATIONS,
  STRATEGIES AND FINANCIAL DECISIONS AND CANNOT ASSURE YOU THAT IT WILL BE ABLE TO MAXIMIZE ITS RETURN ON ITS INVESTMENTS.

The Communications Group has invested in virtually all of its joint ventures with local partners. In certain cases, the degree of its voting power and the voting power and veto rights of its joint venture partners may limit the Communications Group from effectively controlling the operations, strategies and financial decisions of the joint ventures in which it has an ownership interest. In addition, in certain cases, the Communications Group may be dependent on the continuing cooperation of its partners in the joint ventures and any significant disagreements among the participants could have a material adverse effect on its ventures. In addition, in some markets where the Communications Group conducts or may in the future conduct business, certain decisions of a joint venture also require government approval. As a result, the Communications Group cannot assure you that it will be able to maximize its return on its investments.

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

THE COMMUNICATIONS GROUP'S DEPENDENCE ON LOCAL OPERATORS, INTERCONNECT PARTIES
  OR LOCAL CUSTOMERS MAY MATERIALLY AND ADVERSELY AFFECT ITS OPERATIONS.

The Communications Group is dependent on local operators or interconnect parties for a significant portion of its telephony operations. The Company cannot assure you that its operating businesses will continue to have access to these operators' networks or that the Communications Group will be able to have access to these networks upon favorable tariffs. The loss of access to these networks or increases in tariffs could have a material adverse effect upon the Company. For example, the Communications Group's wireless operator in Kazakhstan is entitled to interconnection free of charge to networks operated by Kazakhtelekom, the Kazakhstan public switched telephone network operator, for the completion of its local, long distance and international calls. The loss of, or any significant limitation on, its access to this network could have a material adverse effect on its operations. Additionally, Kazakhtelekom may try to use its authority to endeavor to assess interconnection charges on this operating business in Kazakhstan, which may materially impact this operating business' profitability. Other operating businesses, such as PeterStar and Teleport-TP, face similar issues.

The Communications Group is also dependent on local operators or interconnect parties' facilities for certain of its operations. For example, PeterStar's business in St. Petersburg is dependent on Russian operators' buildings, ducts and tunnels in order to house its exchanges and to reach its customers. The loss of access to these facilities or the availability of access only on unfavorable terms could have a material adverse effect upon PeterStar. Similarly, Teleport-TP's business in Moscow is also dependent upon the facilities of local operators for the operation of its existing network in Moscow and to terminate certain traffic to users. The loss of the right to use these facilities could have a material adverse effect on Teleport-TP.

Certain customers account for a significant portion of the total revenues of certain of the Communications Group's telephony operations and the loss of these customers would materially and adversely affect their results of operations.

In addition, several of the Communications Group's customers, interconnect parties or local operators experience liquidity problems from time to time. The Communications Group's dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

THE COMMUNICATIONS GROUP CANNOT ASSURE YOU THAT ITS EQUIPMENT WILL BE APPROVED
  BY THE AUTHORITIES REGULATING THE MARKETS IN WHICH IT OPERATES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS OPERATIONS IN THESE MARKETS.

Many of the Communications Group's operations or proposed operations are dependent upon approval of its equipment by the communications authorities of the markets in which the Communications Group and its joint ventures operate or plan to operate. The Communications Group cannot assure you that the equipment it plans to use in these markets will be approved. The failure to obtain approval for the Communications Group's equipment could have a materially adverse effect on many of its proposed operations.

THE COMMUNICATIONS GROUP MAY NOT BE ABLE TO KEEP PACE WITH THE EMERGENCE OF NEW
  TECHNOLOGIES AND CHANGES IN MARKET CONDITIONS WHICH WOULD MATERIALLY AND ADVERSELY AFFECT ITS RESULTS OF OPERATIONS.

The communications industry has been characterized in recent years by rapid and significant technological changes and changes in market conditions. Competitors could introduce new or enhanced technologies with features which would render the Communications Group's technology obsolete or significantly less marketable. As an example, the Communications Group has seen its paging operations negatively affected by subscribers switching to more advanced wireless technology to send and receive messages. The Communications Group's ability to compete successfully will depend to a large extent on its ability to respond quickly and adapt to technological changes and advances in its industry. There can be no assurance that the Communications Group will be able to keep pace, or will have the financial resources to keep pace, with the technological demands of the marketplace.

THE COMMUNICATIONS GROUP OPERATES IN COUNTRIES WITH SIGNIFICANT POLITICAL,
  SOCIAL AND ECONOMIC UNCERTAINTIES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS OPERATIONS IN THESE AREAS.

The Communications Group operates in countries in Eastern Europe and the republics of the former Soviet Union, and other selected emerging markets. These countries face significant political, social and economic uncertainties which could have a material adverse effect on its operations in these areas. These uncertainties include:

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

    - high unemployment, high inflation, high foreign debt, weak currencies and the possibility of widespread bankruptcies,

    - unstable governments,

    - pervasive regulatory control of the state over the telecommunications industry,

    - uncertainty whether many of the countries in which the Communications Group operates will continue to receive the substantial financial assistance they have received from several foreign governments and international organizations which helps to support their economic development,

    - the failure by government entities to meet their outstanding foreign debt repayment obligations, and

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

THE COMPANY FACES ENHANCED ECONOMIC, LEGAL AND PHYSICAL RISKS BY OPERATING
  ABROAD.

The Communications Group has invested all of its resources in operations outside of the United States and plans to make additional international investments in the near future. The Company runs a number of risks by investing in foreign countries including:

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

    - amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Communications Group's joint ventures and subsidiaries,

    - criminal organizations in certain of the countries in which the Communications Group operates that could threaten and intimidate our businesses. The Communications Group cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations,

    - high levels of corruption and non-compliance with the law exists in many countries in which the Communications Group operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Communications Group to compete on an even basis with other parties, and

    - official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries.

LAWS RESTRICTING FOREIGN INVESTMENTS IN THE TELECOMMUNICATIONS INDUSTRY COULD
  ADVERSELY AFFECT THE COMMUNICATIONS GROUP'S OPERATIONS IN THESE COUNTRIES.

The Communications Group may also be materially and adversely affected by laws restricting foreign investment in the field of communications. Some countries in which the Communications Group operates have extensive restrictions on foreign investments in the communications field. There is no way of predicting whether additional ownership limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of its ventures. If additional ownership limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in any ventures, it is unclear how this reduction or restructuring would be implemented, or what impact this reduction or restructuring would have on the Communications Group and on its financial condition or results of operations.

As an example, the Russian Federation has periodically proposed legislation that would limit the ownership percentage that foreign companies can have in radio and television businesses and/or limit the number of radio and television businesses that any company could own in a single market. While this proposed legislation has not been enacted, it is possible that this legislation could be enacted in Russia and that other countries in Eastern Europe and the republics of the former Soviet Union may enact similar legislation which could have a material adverse effect on our business operations, financial condition or prospects.

As a further example, in 1999 the Chinese government requested termination of all of the telecommunications joint ventures then operating in China, on the basis that the legal structure used for these ventures would no longer be permitted. As a result, China Unicom, the Communications Group's partner in four such ventures, terminated all of the Communications Group's ventures in China. See "Telecommunications Joint Ventures in China."

As a further example, changes in Russian regulation may force the three mobile operators which currently provide significant traffic for the PeterStar network to use other Russian networks.

RECENT ECONOMIC DIFFICULTIES IN RUSSIA AND OTHER EMERGING MARKETS COULD HAVE A
  MATERIAL ADVERSE EFFECT ON THE COMMUNICATIONS GROUP'S OPERATIONS IN THESE COUNTRIES.

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing, the most notable being the August 1998 financial crisis in Russia. At this time, the prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will continue to negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures in 2000.

HIGH INFLATION IN THE COMMUNICATIONS GROUP'S MARKETS MAY HAVE A NEGATIVE EFFECT
  ON THE COMMUNICATION GROUP'S BUSINESS.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate is extremely high. Since the break-up of the Soviet Union, the economies of many of the former republics have been characterized by high rates of inflation. Inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value.

The Communications Group's operating results will be adversely impacted if it is unable to increase its prices enough to offset any increase in the rate of inflation, or if anti-inflationary legislation holding down prices is enacted.

FLUCTUATIONS IN CURRENCY EXCHANGE RATES IN THE COUNTRIES IN WHICH THE COMPANY
  OPERATES COULD NEGATIVELY IMPACT THE COMMUNICATIONS GROUP'S RESULTS OF OPERATIONS IN THESE COUNTRIES.

The value of the currencies in the countries in which the Communications Group operates tends to fluctuate, sometimes significantly. For example, during 1998 and 1999, the value of the Russian Rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

THE TAX RISKS OF INVESTING IN THE MARKETS IN WHICH THE COMPANY OPERATES CAN BE
  SUBSTANTIAL AND CAN MAKE EFFECTIVE TAX PLANNING DIFFICULT, WHICH WOULD MATERIALLY AFFECT ITS FINANCIAL CONDITION.

Taxes payable by the Company's joint ventures are substantial and the Company may be unable to obtain the benefits of tax treaties due to:

    - the documentary and other requirements imposed by the government authorities,

    - the unfamiliarity of those administering the tax system with the international tax treaty system of their country, or their unwillingness to recognize the treaty system, and

    - the absence of applicable tax treaties in many of the countries in which the Company operates.

The Company's tax planning initiatives to reduce its overall tax obligations may be negated or impaired by the need to deal with these issues. Furthermore, the taxation systems in the countries in which the Company operates is at an early stage of development and is subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In certain instances, new taxes and tax regulations have been given retroactive effect, which further complicates effective tax planning.

THE COMMERCIAL AND CORPORATE LEGAL STRUCTURES ARE STILL DEVELOPING IN THE
  COMMUNICATIONS GROUP'S TARGET MARKETS WHICH CREATES UNCERTAINTIES AS TO THE PROTECTION OF ITS RIGHTS AND OPERATIONS IN THESE MARKETS.

Commercial and corporate laws in the countries in which the Company operates are significantly less developed or clear than comparable laws in the United States and the countries of Western Europe and are subject to frequent changes, preemption and reinterpretation by local or administrative regulations, by administrative officials and, in the case of Eastern Europe and the republics of the former Soviet Union, by new governments. There are also often inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go unenforced. The result has been considerable legal confusion which creates significant obstacles to creating and operating the Communications Group's joint ventures. The Communications Group cannot assure you that the uncertainties associated with the existing and future laws and regulations in its markets will not have a material adverse effect on its ability to conduct its business and to generate profits.

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

METROMEDIA COMPANY EFFECTIVELY CONTROLS THE COMPANY AND HAS THE POWER TO
  INFLUENCE THE DIRECTION OF ITS OPERATIONS AND PREVENT A CHANGE OF CONTROL.

Metromedia Company and its affiliates collectively own approximately 18% of the outstanding shares of common stock of the Company and are its largest stockholders. They have nominated or designated a majority of the members of the board of directors. Since the charter of the Company and Delaware law provide that the majority of the members of the board of directors will nominate the directors for election to the board of directors, for the foreseeable future it is likely that directors designated or nominated by Metromedia Company will continue to constitute a majority of the members of the board of directors. As a result, Metromedia Company will likely control the direction of future operations of the Company, including decisions regarding acquisitions and other business opportunities, the declaration of dividends and the issuance of additional shares of capital stock and other securities. This concentration of ownership may have the effect of delaying, deferring or preventing a change of control of the Company. The Company's certificate of incorporation and by-laws also contain provisions which may also have the effect of delaying, deferring or preventing a change of control of the Company.

THE COMPANY MAY DEFAULT UNDER ITS SNAPPER CREDIT FACILITY, WHICH COULD
  MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS STRATEGY AND RESULTS OF
  OPERATIONS.

Recently Snapper was not in compliance with certain financial covenants under its credit facilities and, although these defaults have been waived, the Company cannot assure you that Snapper will not default again under its credit facility. Any such default could materially and adversely affect Snapper, could result in a cross-default under the indenture governing our senior notes, and could materially and adversely affect the Company's results of operations.

THE COMPANY COULD INCUR ENVIRONMENTAL LIABILITIES AS A RESULT OF ITS CURRENT
  OPERATIONS AND PAST DIVESTITURES, THE COST OF WHICH COULD MATERIALLY AFFECT ITS RESULTS OF OPERATIONS.

The Company has been in operation since 1929 through its predecessors and, over the years, has operated in diverse industries including equipment, sporting goods and furniture manufacturing, sheet metal processing, and trucking. The Company has divested almost all of its non-communications and non-media-related operations other than Snapper. However, in the course of these divestitures, it has retained certain indemnification obligations for environmental cleanup matters. In one case, the Company has undertaken specific clean up activities at a contaminated parcel. It could incur additional cleanup obligations with respect to environmental problems which so far have remained undetected. Furthermore, its obligation to clean up could arise as a result of changes in legal requirements since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure you that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

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

    - general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

    - industry capacity, which tends to increase during strong years of the business cycle,

    - changes in public taste, industry trends and demographic changes,

    - competition from other communications companies, which may affect the Communication Group's ability to generate revenues,

    - political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's results of operations,

    - timely completion of construction projects for new systems for the joint ventures in which the Communications Group has invested, which may impact the costs of these projects,

    - developing legal structures in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's ability to enforce its legal rights,

    - cooperation of local partners in the Communications Group's communications investments in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect its results of operations,

    - exchange rate fluctuations,

    - license renewals for the Communications Group's communications investments in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets,

    - the loss of any significant customers,

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

ITEM 2. PROPERTIES

The following table contains a list of the Company's principal properties as of March 17, 2000.

                                             NUMBER OF
                                        -------------------
DESCRIPTION                              OWNED      LEASED                   LOCATION
-----------                             --------   --------   --------------------------------------
COMMUNICATIONS GROUP:
Office space..........................     --          2*     Moscow, Russia
Office space..........................     --          1      Vienna, Austria
Office space..........................     --          2*     New York, New York
Office space..........................     --          1      Beijing, People's Republic of China
Office space..........................     --          1*     Stamford, Connecticut
Office space..........................     --          1*     London, England

GENERAL CORPORATE:
Office space..........................     --          1      East Rutherford, New Jersey

SNAPPER:
Manufacturing plant...................      1         --      McDonough, Georgia
Distribution facility.................     --          2      McDonough, Georgia
Distribution facility.................     --          1      Dallas, Texas
Distribution facility.................     --          1      Greenville, Ohio
Distribution facility.................     --          1      Reno, Nevada

------------------------------

* The Communications Group's offices in Stamford and London and one office in each of Moscow and New York are being closed as part of the Communications Group's operational restructuring.

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

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING
  SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claim that Metromedia International Telecommunications conspired against and tortuously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. Plaintiffs are claiming damages, for which all defendants could be held jointly and severally liable, of an amount in excess of $395.0 million. On or about February 27, 1998 Metromedia International Telecommunications filed its answer denying each of the substantive allegations of wrongdoing contained in the complaint. The contracts between plaintiff Tiller International Limited and defendant Mobil Exploration and Producing Services, Inc. which are at issue in this case contain broad arbitration clauses. In accordance with these arbitration clauses, Mobil Exploration and Producing Services instituted arbitration proceeding before the London Court of International Arbitration on July 31, 1997. On August 27, 1998, Judge David Hittner entered an order staying and administratively closing the Houston litigation pending final completion of arbitration proceedings in Great Britain. As such, this matter is presently inactive. The parties have engaged in some discovery. The Company believes it has meritorious defenses and is vigorously defending this action.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

                                                                 MARKET PRICE OF COMMON STOCK
                                                      ---------------------------------------------------
                                                               1999                       1998
                                                      -----------------------   -------------------------
QUARTERS ENDED                                           HIGH         LOW          HIGH           LOW
--------------                                        ----------   ----------   -----------   -----------
March 31............................................  $8 1/2       $4 7/8       $15 3/16      $ 9 5/8
June 30.............................................   8 5/16       4 1/8        17 7/8        11 1/16
September 30........................................   8 1/16       4 1/16       13 9/16        3 3/4
December 31.........................................   5 1/8        3             6 1/4         2 3/4

Holders of common stock are entitled to such dividends as may be declared by the Company's Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to finance the development and expansion of its businesses. The decision of the board of directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends including the Company's 10 1/2% senior discount notes. The Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 17, 2000, there were approximately 6,943 record holders of common stock. The last reported sales price for the common stock on such date was $7 5/8 per share as reported by the American Stock Exchange.

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                          1999        1998        1997      1996 (1)    1995 (2)
                                        ---------   ---------   ---------   ---------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
STATEMENT OF OPERATIONS DATA:
Revenues (3)..........................  $ 264,789   $ 240,292   $ 204,328   $  36,592   $   5,158
Equity in losses of unconsolidated
  investees (4) (5)...................    (22,299)    (18,151)    (53,150)     (7,835)     (6,367)
Loss from continuing operations (3)
  (4) (5) (6).........................   (129,207)   (135,986)   (130,901)    (72,146)    (36,265)
Income (loss) from discontinued
  operations (3)......................    (12,776)     12,316     234,036     (38,592)   (344,329)
Loss from extraordinary items (7).....         --          --     (14,692)     (4,505)    (32,382)
Net income (loss).....................  $(141,983)  $(123,670)  $  88,443   $(115,243)  $(412,976)
Income (loss) per common share--Basic:
  Continuing operations...............  $   (1.92)  $   (2.19)  $   (2.02)  $   (1.33)  $   (1.48)
  Discontinued operations.............      (0.17)        .18        3.50       (0.71)     (14.03)
  Extraordinary items.................         --          --       (0.22)      (0.08)      (1.32)
  Net income (loss)...................  $   (2.09)  $   (2.01)  $    1.26   $   (2.12)  $  (16.83)
Ratio of earnings to fixed charges
  (8).................................     n/a         n/a         n/a         n/a         n/a
Weighted average common shares
  outstanding.........................     75,232      68,955      66,961      54,293      24,541
Dividends per common share............         --          --          --          --          --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets (9)......................  $ 776,854   $ 609,641   $ 789,272   $ 513,118   $ 328,600
Notes and subordinated debt...........    223,952      51,834      79,416     190,754     171,004

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

(5) For the years ended December 31, 1999 and 1998, in connection with the Communications Group's operations, the Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to joint ventures and wrote down inventory; the total non-cash charge and write down was $68.9 million and $49.9 million, respectively.

(6) For the year ended December 31, 1999, the Communications Group recorded a restructuring charge of $8.4 million.

(7) For each of the years ended December 31, 1997, 1996 and 1995 the extraordinary items reflect the loss on the repayment of debt in each period.

(8) For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 were: $146.9 million,
    $141.1 million, $95.3 million, $64.3 million, and $30.1 million, respectively.

(9) Total assets include the net assets of the entertainment group and Landmark. The net assets (liabilities) of the entertainment group at December 31, 1996 and 1995 were $11.0 million and $12.1 million, respectively. The revenues of the entertainment group for the years ended December 31, 1996 and 1995 were $135.6 million and $133.8 million, respectively. At December 31, 1997 and 1996, the net assets of Landmark, which was acquired on July 2, 1996, were $46.8 million and $46.5 million, respectively. The revenues of Landmark for the period July 2, 1996 to December 31, 1996 were $29.6 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

GENERAL

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

COMMUNICATIONS GROUP

OVERVIEW

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and a pre-operational business in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Company also holds interests in several telecommunications joint ventures in China. These ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint venture agreements of which $29.3 million has been received. The Communications Group is now developing e-commerce business opportunities in China.

During 1999 the Company continued to focus its growth strategy on opportunities in communications businesses. The convergence of cable television and telephony, and the relationship of each business to Internet access, provides the Company with new opportunities.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
On September 30, 1999, the Company consummated the acquisition of PLD Telekom, a provider of high quality long distance and international telecommunications services in the republics of the former Soviet Union. As a result of the acquisition, PLD Telekom became a wholly owned subsidiary of the Company.

PLD Telekom's five principal business units are PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Technocom, which through Teleport-TP and MTR Sviaz provides international telecommunications services from Moscow and operates satellite-based and fiber optic networks; Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is a provider of wireless service in Kazakhstan; and BELCEL, which provides national wireless service in Belarus.

The acquisition of the PLD Telekom businesses by the Company on September 30, 1999, adds further to the strong presence of the Communications Group in the republics of the former Soviet Union, and has provided a platform for the Company to implement its strategy for convergence of existing communications services and development of new Internet related services. The strengthened portfolio of communications assets is also expected to bring cost saving and revenue generating synergies to the Company.

The Communications Group's consolidated revenues represented approximately 18%, 13% and 10% of the Company's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects this proportion to increase as the Communications Group's joint ventures develop their businesses and with the acquisition of PLD Telekom. Consolidated revenues of the Company for the year ended December 31, 1999 include $22.9 million attributable to PLD Telekom for the three months ended December 31, 1999.

Following the acquisition of PLD Telekom in September 1999, the Communications Group undertook a review of the operations of the combined entity. Following this review, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. In connection with this, the Communications Group reduced the headcount among its U.S. domestic and expatriate employees by approximately 60 individuals. In connection with these moves, the Company recorded a restructuring charge of $8.4 million for the year ended December 31, 1999.

In 1999 the Company also recorded a non-cash impairment charge of $23.2 million on certain paging, telephony and radio businesses pursuant to a change of strategic plan implemented by the Communications Group in the last quarter of 1999.

In addition, the Company has reviewed the amortization periods for its goodwill and intangibles associated with licenses for its operations in Eastern Europe and the republics of the former Soviet Union and has revised these amortization periods commencing in the quarter ending September 30, 1999. This change in estimate has been accounted for prospectively and will result in additional annual amortization expenses of approximately $4.4 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

BASIS OF PRESENTATION

In 1999 the Company consummated the acquisition of PLD Telekom, which exercises control over the majority of businesses in which it has interests. The Company therefore consolidates the revenues and results of PLD Telekom operations. The consolidated financial results of the Company for the year ended December 31, 1999 include those of PLD Telekom for the three months subsequent from the date of its acquisition on September 30, 1999.

The Communications Group accounts for the majority of its other joint ventures (i.e. with the exception of the PLD Telekom businesses) under the equity method of accounting since it generally does not exercise control over such ventures. Under the equity method of accounting, the Communications Group reflects the investments in and advances to joint ventures, adjusted for distributions received and its share of the income or losses of the joint ventures, on its balance sheet. The income (losses) recorded in the years ended 1999, 1998 and 1997 represent the Communications Group's equity in the income (losses) of the joint ventures in Eastern Europe and the republics of the former Soviet Union, and China. Equity in the income (losses) of the joint ventures by the Communications Group are generally reflected according to the level of ownership of the joint venture by the Communications Group until such joint venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the joint venture when the Communications Group is the sole funding source of the joint ventures. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" of the Company, for those joint ventures recorded under the equity method and their summary financial information.

Investments over which significant influence is not exercised are carried under the cost method.

Almost all of the Communications Group's joint ventures other than the PLD Telekom businesses report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those joint ventures for the 12 months ending September 30. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
telephony, cable television, radio broadcasting and paging assets. The results of the Communications Group's strategic review was as follows:

    - Continue to pursue a convergence strategy to develop delivery for voice and data services over its existing cable and telephony infrastructure

    - Geographically focus the Communications Group's efforts on several key countries where the Communications Group already has a significant presence, including Russia, Georgia, Romania, Latvia and Kazakhstan

    - Work towards obtaining consolidatable positions in certain of the Communications Group's principal assets

    - Develop Internet capability in the Communications Group's existing businesses and explore expansion of Internet-related businesses in Central and Eastern Europe

    - Develop e-commerce business opportunities in China

    - Leverage the Communications Group's existing radio brands in their markets, with a view to using them in developing its other businesses, including the development of Internet-based businesses

    - Continue to focus on cost control and reduction in corporate overhead costs

As a result of the Company's strategic review, the Company determined that certain businesses (including pre-operational businesses) in its portfolio did not meet certain of its objectives of the strategic review, such as the ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

For those equity method investments whose fair value is equal to zero, the Company will no longer record its proportionate share of any future net losses of these investees, unless the Company provides future funding. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding and is developing a strategy to maximize the value of its paging investments. In 2000, it is expected that the paging operations will continue to generate losses.

1998 IMPAIRMENT CHARGE

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operation. Under the revised plan, the Communications Group managed its paging business to a level that did not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company recorded a non-cash charge on its paging assets of $49.9 million, which included a $35.9 million write off of goodwill and other intangibles. The non-cash charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to joint ventures

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
and wrote down inventory. Under the revised plan, the paging business's operating losses have decreased significantly.

The non-cash charge adjusted the carrying value of goodwill and other intangibles, fixed assets of $4.4 million and investments in and advances to joint ventures of $5.4 million and wrote down inventory of $4.2 million. The write down related to both consolidated joint ventures and subsidiaries and joint ventures recorded under the equity method. The Company adjusted its investments in certain paging operations which were recorded under the equity method to zero and since then has not provided significant additional funding to these equity investees, and unless it provides future funding will continue to no longer record its proportionate share of any future net losses in these investees.

The following table displays a rollforward of the activity and balances of the restructuring reserve account from inception to December 31, 1999 (in thousands):

                                                                        DECEMBER 31,
                                             RESTRUCTURING                  1999
TYPE OF COST                                     COST        PAYMENTS     BALANCE
------------                                 -------------   --------   ------------
Employee separations.......................     $6,175        $  303       $5,872
Facility closings..........................      1,456            --        1,456
                                                ------        ------       ------
                                                 7,631        $  303       $7,328
                                                              ======       ======
Write off of fixed assets..................        800
                                                ------
                                                $8,431
                                                ======

The following table displays the components of the asset impairment charges recorded by the Company in the years ended December 31, 1999 and 1998 as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Goodwill and other intangibles............................  $   844    $35,867
Property and equipment....................................    1,959      4,450
Equipment payment guarantee...............................    4,250         --
Investments in and advances to joint ventures.............   16,136      5,446
Inventory.................................................       --      4,174
                                                            -------    -------
                                                            $23,189    $49,937
                                                            =======    =======

CHINA TELECOMMUNICATIONS JOINT VENTURES

Until recently, the Company also held interests in several telecommunications joint ventures in China. Those ventures were terminated in late 1999 and the Company reached agreement with China Unicom, its Chinese partner in the ventures, for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint venture agreements, of which $29.3 million has been received. Over time, the Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million.

Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

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

CERTAIN DISPOSITIONS OF ASSETS AND OTHER COMPANY INFORMATION

On April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Landmark theater group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities.

On July 10, 1997, the Company sold substantially all of the assets of its now discontinued entertainment group, consisting of Orion, Goldwyn and Motion Picture Corporation of America (and their respective subsidiaries) which included a feature film and television library of over 2,200 titles. The sale was to P&F, the parent company of Metro-Goldwyn-Mayer, for a gross consideration of $573.0 million, of which $296.4 million was used to repay credit line liabilities and other indebtedness of the entertainment group.

On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company, and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company believes that it is unlikely to recover any distribution on account of its equity interest in RDM.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FORWARD LOOKING STATEMENTS. Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 95.

SEGMENT INFORMATION

The following tables set forth operating results for the years ended
December 31, 1999, 1998, and 1997, for the Company's Communications Group and Snapper.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                              COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE
                                                                   FORMER SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................  $ 53,704    $ 43,409     $33,171       $16,910      $14,143    $ 2,490    $163,827
Restructuring and asset impairment
  charge..........................        --          --          --           251        1,926     13,825      16,002
Depreciation and amortization.....    19,620       7,290      11,233         4,244        1,028     12,600      56,015
Operating income (loss)...........     1,229      (6,305)        147        (5,823)      (4,160)   (53,265)    (68,177)
CONSOLIDATED
Revenues..........................  $  4,532    $ 18,397     $ 5,555       $14,715      $ 3,050    $ 2,490    $ 48,739
Gross profit......................
Restructuring and asset impairment
  charge..........................        --          --          --           251        1,926     13,825      16,002
Depreciation and amortization.....     1,616       4,026       2,001         4,000          447     12,600      24,690
Operating income (loss)...........      (798)     (4,558)       (550)       (5,704)      (3,675)   (53,265)    (68,550)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................  $ 49,172    $ 25,012     $27,616       $ 2,195      $11,093    $    --    $115,088
Depreciation and amortization.....    18,004       3,264       9,232           244          581         --      31,325
Operating income (loss)...........     2,027      (1,747)        697          (119)        (485)        --         373
Net income (loss).................    (9,540)     (8,701)     (3,369)         (145)      (1,026)        --     (22,781)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................    (6,128)    (15,021)        329          (153)        (478)        --     (21,451)
Loss on disposition of business...                                                                                (243)
Foreign currency loss.............                                                                              (4,126)
Minority interest.................                                                                                 712
Interest expense..................
Interest income...................
Income tax expense................
Discontinued operations...........
Net loss..........................


                                    COMMUNICATIONS
                                        GROUP-                    CORPORATE
                                         CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Restructuring and asset impairment
  charge..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $216,050      $   --       $ 264,789
Gross profit......................                      72,373
Restructuring and asset impairment
  charge..........................       45,682             --          --          61,684
Depreciation and amortization.....        1,724          6,173          21          32,608
Operating income (loss)...........      (55,861)        12,443      (6,333)       (118,301)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $ 2,553
Depreciation and amortization.....        1,980
Operating income (loss)...........         (217)
Net income (loss).................       24,282
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................         (848)            --          --         (22,299)
Loss on disposition of business...           --             --          --            (243)
Foreign currency loss.............           --             --          --          (4,126)
Minority interest.................       26,226             --          --          26,938
Interest expense..................                                                 (17,265)
Interest income...................                                                   7,304
Income tax expense................                                                  (1,215)
Discontinued operations...........                                                 (12,776)
                                                                                 ---------
Net loss..........................                                               $(141,983)
                                                                                 =========

------------------------------

Note 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The above segment information and the discussion of the Company's operating segments is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operating segment in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated joint ventures in Eastern Europe and the republics of the former Soviet Union. As previously discussed, legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The above segment information for the Communications Group's China joint ventures represents, in part, the investment in network construction and development of telephony networks for China Unicom. The above segment information does not reflect the results of operations of China Unicom's telephony networks. The Company terminated operations of its joint ventures formerly engaged in cooperation with China Unicom pursuant to a Chinese government ruling that demanded the termination. These joint ventures executed settlement contracts with China Unicom on December 3, 1999, the terms of which include substantial payments to the joint ventures from China Unicom.

Note 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                  COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE
                                                                       FORMER SOVIET UNION
                                       -----------------------------------------------------------------------------------
                                                                                                      SEGMENT
                                       WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                       TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS     TOTAL
                                       ---------   ---------   ----------   ------------   --------   --------   ---------
COMBINED
Revenues.............................  $ 22,091     $33,466     $31,440       $19,215      $ 20,426   $ 2,279    $ 128,917
Depreciation and amortization........     9,384       3,027      13,597         1,440         3,161     5,784       36,393
Operating income (loss)..............    (5,665)      4,875      (5,212)        1,046       (19,999)  (87,519)    (112,474)
CONSOLIDATED
Revenues.............................  $     --     $ 3,200     $ 3,444       $17,081      $  4,204   $ 2,279    $  30,208
Gross profit.........................
Asset impairment charge..............        --          --          --            --         6,280    34,037       40,317
Depreciation and amortization........        --         481       1,541         1,228         1,591     5,784       10,625
Operating income (loss)..............        --        (186)     (1,475)        1,171       (20,632)  (87,519)    (108,641)
UNCONSOLIDATED JOINT VENTURES
Revenues.............................  $ 22,091     $30,266     $27,996       $ 2,134      $ 16,222   $    --    $  98,709
Depreciation and amortization........     9,384       2,546      12,056           212         1,570        --       25,768
Operating income (loss)..............    (5,665)      5,061      (3,737)         (125)          633        --       (3,833)
Net income (loss)....................   (12,821)      1,618      (8,985)         (221)       (3,384)       --      (23,793)
Equity in income (losses) of
  unconsolidated investees (note
  2).................................    (5,867)        201      (3,877)         (108)       (7,460)       --      (17,111)
Gain on disposition of business,
  net................................                                                                                5,527
Foreign currency loss................                                                                                 (137)
Minority interest....................                                                                                1,527
Interest expense.....................
Interest income......................
Income tax benefit...................
Discontinued operations..............
Net loss.............................


                                       COMMUNICATIONS
                                           GROUP-                    CORPORATE
                                            CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                       ---------------   --------   ------------   ------------
COMBINED
Revenues.............................
Depreciation and amortization........
Operating income (loss)..............
CONSOLIDATED
Revenues.............................     $     --       $210,084       $ --        $ 240,292
Gross profit.........................                      62,690
Asset impairment charge..............           --             --         --           40,317
Depreciation and amortization........        3,226          6,728          9           20,588
Operating income (loss)..............      (14,504)        (7,607)       896         (129,856)
UNCONSOLIDATED JOINT VENTURES
Revenues.............................     $  3,483
Depreciation and amortization........        2,662
Operating income (loss)..............         (660)
Net income (loss)....................       (3,567)
Equity in income (losses) of
  unconsolidated investees (note
  2).................................       (1,040)            --         --          (18,151)
Gain on disposition of business,
  net................................           --             --         --            5,527
Foreign currency loss................           --             --         --             (137)
Minority interest....................        8,331             --         --            9,858
Interest expense.....................                                                 (16,331)
Interest income......................                                                  12,746
Income tax benefit...................                                                     358
Discontinued operations..............                                                  12,316
                                                                                    ---------
Net loss.............................                                               $(123,670)
                                                                                    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                   COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE
                                                                        FORMER SOVIET UNION
                                         ----------------------------------------------------------------------------------
                                                                                                        SEGMENT
                                         WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                         TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                         ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues...............................   $ 2,587     $34,870     $23,314       $16,015      $12,999    $ 1,885    $ 91,670
Depreciation and amortization..........     2,380       2,268       9,648           699        1,630      4,906      21,531
Operating income (loss)................    (6,761)     13,919      (6,831)        4,182       (3,905)   (39,440)    (38,836)
CONSOLIDATED
Revenues...............................   $    --     $   598     $ 1,902       $13,549      $ 3,318    $ 1,885    $ 21,252
Gross profit...........................
Depreciation and amortization..........        --          89         791           607          790      4,906       7,183
Operating income (loss)................        --         145      (1,953)        3,935       (4,084)   (39,440)    (41,397)
UNCONSOLIDATED JOINT VENTURES
Revenues...............................   $ 2,587     $34,272     $21,412       $ 2,466      $ 9,681    $    --    $ 70,418
Depreciation and amortization..........     2,380       2,179       8,857            92          840         --      14,348
Operating income (loss)................    (6,761)     13,774      (4,878)          247          179         --       2,561
Net income (loss)......................    (8,129)      9,977      (9,875)          121       (1,318)        --      (9,224)
Equity in income (losses) of
  unconsolidated investees (note 2)....    (2,027)      2,608      (7,212)          159         (761)        --      (7,233)
Foreign currency gain (loss)...........                                                                                (770)
Minority interest......................                                                                                 561
Interest expense.......................
Interest income........................
Income tax benefit.....................
Discontinued operations................
Extraordinary items....................
Net income.............................


                                         COMMUNICATIONS
                                             GROUP-                    CORPORATE
                                              CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                         ---------------   --------   ------------   ------------
COMBINED
Revenues...............................
Depreciation and amortization..........
Operating income (loss)................
CONSOLIDATED
Revenues...............................     $     --       $183,076     $     --       $204,328
Gross profit...........................                      59,080
Depreciation and amortization..........        2,566          6,973           12         16,734
Operating income (loss)................      (17,871)       (15,246)      (5,561)       (80,075)
UNCONSOLIDATED JOINT VENTURES
Revenues...............................     $  1,422
Depreciation and amortization..........        1,179
Operating income (loss)................         (187)
Net income (loss)......................       (1,982)
Equity in income (losses) of
  unconsolidated investees (note 2)....         (861)            --      (45,056)       (53,150)
Foreign currency gain (loss)...........           56             --           --           (714)
Minority interest......................        8,332             --           --          8,893
Interest expense.......................                                                 (20,922)
Interest income........................                                                   9,840
Income tax benefit.....................                                                   5,227
Discontinued operations................                                                 234,036
Extraordinary items....................                                                 (14,692)
                                                                                       --------
Net income.............................                                                $ 88,443
                                                                                       ========

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED
  DECEMBER 31, 1998, AND YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

LEGEND

C = Consolidated

D = Dissolution

E = Equity method

P = Pre-operational

N/A = Not applicable

N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony;
(iii) cable television; (iv) radio broadcasting; and (v) paging.

WIRELESS TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's wireless telephony ventures for the years ended December 31, 1999, 1998, and 1997:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
VENTURE                                                       OWNERSHIP %     1999       1998       1997
-------                                                       -----------   --------   --------   --------
ALTEL* (Almaty, Kazakhstan).................................      50%          C         N/A        N/A
Baltcom GSM (Latvia)........................................      22%          E           E          E
Magticom (Tbilisi, Georgia).................................      35%          E           E          E
Tyumenruskom (Tyumen, Russia)...............................      46%          E           P        N/A
BELCEL* (Minsk, Belarus)....................................      50%          E         N/A        N/A

------------------------

*--Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                                                     % CHANGE       % CHANGE
        WIRELESS TELEPHONY--CONSOLIDATED            1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------------  --------   --------   --------   ------------   ------------
Revenues........................................   $4,532      $ --       $ --         N/A            N/A
Operating loss..................................   $ (798)     $ --       $ --         N/A            N/A

REVENUES. Wireless telephony consolidated revenues for 1999 amounted to $4.5 million. They were generated in the last quarter of 1999 and were primarily attributable to ALTEL, the Kazakhstan D-AMPS operator acquired in connection with the Company's acquisition of PLD Telekom Inc. in September 1999. ALTEL's revenues for the last quarter of 1998 amounted to $9.9 million. ALTEL's revenues in 1999 were lower than those in 1998 due to increased competition from GSM operators entering the Kazakhstan market in early 1999.

OPERATING LOSS. As a result of severe competition from two recently formed GSM operators which entered the Kazakh market in 1999 aggressively with low tariffs, ALTEL experienced downward

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
pressure on its tariffs and revenues. Due to reductions in margins, the venture recorded an operating loss of $1.0 million for the final quarter of 1999 as compared to operating income of $3.6 million for the same period in 1998. ALTEL's operating profit for the year ended December 31, 1999 was $1.5 million compared to $15.4 million in 1998. Continued competition in 2000 is likely to have further adverse effects on the venture's operating results.

The following table sets forth the revenues, operating loss, net loss and equity in losses of the unconsolidated wireless telephony joint ventures recorded under the equity method (in thousands):

                                                                               % CHANGE       % CHANGE
    WIRELESS TELEPHONY--UNCONSOLIDATED        1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------  --------   --------   --------   ------------   ------------
Revenues..................................  $49,172    $ 22,091   $ 2,587         123%           754%
Operating income (loss)...................  $ 2,027    $ (5,665)  $(6,761)        N/M            (16)%
Net loss..................................  $(9,540)   $(12,821)  $(8,129)        (26)%           58%
Equity in losses of joint ventures........  $(6,128)   $ (5,867)  $(2,027)          4%           189%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from investments in wireless telephony ventures for 1999 was $6.1 million compared to $5.9 million in 1998. These results were attributable mainly to GSM wireless operations in Latvia and Georgia and the Communications Group's D-AMPS operation in Tyumen, Russia.

In Latvia, Baltcom GSM's 1999 revenues increased by 142% to $31.7 million from $13.1 million in 1998. During 1999, the Company eliminated the three month reporting lag for Baltcom GSM and accordingly its 1999 results related to the fifteen months ended December 31, 1999. Reported 1999 revenues increased by $7.8 million due to the fifteen month reporting period and also because of strong subscriber growth, wider service area coverage and higher subscriber air time. Increased revenues were offset by costs associated with the venture's new customer care center and substantial marketing, selling and advertising expenditures. Baltcom GSM generated a net loss of $5.7 million in 1999 as compared with $7.7 million in 1998.

In Georgia, Magticom's 1999 revenues were $16.0 million, representing a $7.0 million increase on 1998 revenues of $9.0 million due to significant growth in subscriber and traffic levels. The venture's net loss was reduced from $5.2 million in 1998 to $900,000 in 1999.

Other group ventures in this category include BELCEL, which operates an NMT 450 wireless license in Belarus and was acquired pursuant to the Company's acquisition of PLD Telekom Inc. in September 1999, and Tyumenruscom, which operates a start-up D-AMPS network in Tyumen, Russia. These ventures jointly generated 1999 revenues of $1.5 million and net losses of $3.0 million, which included a charge of $3.8 million relating to the write down of the Communications Group's investment in Tyumenruscom following a reevaluation of the venture's operations as part of the Communications Group's ongoing strategic review.

1997 wireless telephony revenues amounted to only $2.6 million because the Company's GSM operations in Latvia and Georgia commenced operations in that year and were active for six months and one month, respectively. Wireless telephony revenues grew to $22.1 million in 1998 as a result of increased subscriber numbers and a full twelve months of operations.

Wireless telephony net losses increased from $8.1 million in 1997 to $12.8 million in 1998 primarily as a result of increased interest expense on borrowings used to fund expansion of operations.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FIXED TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's fixed telephony ventures for the years ended December 31, 1999, 1998 and 1997:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
VENTURE                                                      OWNERSHIP %     1999          1998          1997
-------                                                      -----------   --------      --------      --------
Technocom* (Moscow, Russia)................................       100%         C           N/A           N/A
PeterStar* (St Petersburg, Russia).........................        71%         C           N/A           N/A
Baltic Communications* (St Petersburg, Russia).............       100%         C           N/A           N/A
Instaphone (Kazakhstan)....................................        50%         E             E             P
MTR Sviaz*.................................................        49%         E           N/A           N/A
Caspian American Telecommunications (Azerbaijan)...........        38%         E             P           N/A
Telecom Georgia (Tbilisi, Georgia).........................        30%         E             E             E
Spectrum (Kazakhstan)......................................        33%       N/A             E             E
Protocall Ventures Ltd.....................................     24-56%       N/A           N/A           C/E

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

The following table sets forth the revenues and operating income (loss) for the consolidated fixed telephony ventures (in thousands):

                                                                                   % CHANGE       % CHANGE
        FIXED TELEPHONY--CONSOLIDATED             1999       1998       1997     1999 TO 1998   1998 TO 1997
----------------------------------------------  --------   --------   --------   ------------   ------------
Revenues......................................  $18,397     $3,200      $598          475%          435%
Operating income (loss).......................  $(4,558)    $ (186)     $145        2,351%          N/M

REVENUES. Fixed telephony consolidated revenues for 1999 amounted to $18.4 million, compared to $3.2 million in 1998. 1998 revenues were attributable mainly to Protocall Ventures, a trunked mobile radio operation which was sold by the Company in 1998. All 1999 consolidated fixed telephony revenues were generated in the last three months ended December 31, 1999 and were attributable to subsidiaries acquired in connection with the Company's acquisition of PLD on September 30, 1999. The most significant ventures acquired were PeterStar, which operates a fully digital, city-wide fiber optic telecommunications network in St Petersburg, Russia, and Technocom, which through Teleport-TP and MTR Sviaz operates Moscow-based long distance and international telephony networks using satellite and fiber optic technology. The Company also acquired BCL, which provides international direct dial, payphone and leased line services for Russian and international businesses in St Petersburg, Russia.

In the last three months of 1999 PeterStar generated lower revenues of $10.4 million as compared to $15.5 million in the same period in 1998 primarily as a result of purchase accounting adjustments relating to deferred revenue. Reductions in business from PeterStar's wireless operators are expected in 2000.

In the last three months of 1999 Technocom generated revenues of $4.7 million compared to $5.2 million in the same period in 1998. Lower international and long distance traffic volumes in 1999 caused Technocom's revenues to decrease compared to those in 1998. Technocom's traffic levels in 2000 are expected to improve.

Operations of the consolidated trunked mobile radio ventures for the years ended December 31, 1998 and 1997 reflect the activities of the Protocall Venture's operations in Portugal, Spain and Belgium

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
prior to the sale of Protocall Ventures in July 1998. The increased revenue for the year ended December 31, 1998 as compared to December 31, 1997 was primarily attributable to the purchase of an additional interest in the Portugal operations during the fourth quarter of 1997. Thus the 1997 consolidated results include three months of activity for the Portuguese operation as compared to nine months in 1998. Prior to the purchase of the additional interest, the operations in Portugal were accounted for as unconsolidated operations under the equity method of accounting.

OPERATING INCOME (LOSS). During the last three months of 1999 fixed telephony consolidated ventures generated operating losses of $4.6 million. PeterStar's operating loss for the last three months of 1999 was $2.0 million compared to $4.0 million of income for the last three months of 1998. PeterStar's 1999 profitability was adversely affected by the above mentioned decrease in revenues. Technocom generated an operating loss of $939,000 during the last quarter of 1999 compared to $7.7 million in the last quarter of 1998. Technocom's profitability improved due to a restructuring of operations in early 1999 and a resultant reduction in overhead expense.

In 1998 fixed telephony operating losses amounted to $186,000 and were attributable primarily to Protocall Ventures before its disposal by the Company. For the year ended December 31, 1997, Protocall Ventures had operating income of $145,000. 1998 results were adversely affected by higher administrative costs than in 1997.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated fixed telephony joint ventures recorded under the equity method (in thousands):

                                                                               % CHANGE       % CHANGE
     FIXED TELEPHONY--UNCONSOLIDATED          1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------  --------   --------   --------   ------------   ------------
Revenues..................................  $ 25,012   $30,266    $34,272         (17)%          (12)%
Operating income (loss)...................  $ (1,747)  $ 5,061    $13,774         N/M            (63)%
Net income (loss).........................  $ (8,701)  $ 1,618    $ 9,977         N/M            (84)%
Equity in income (losses) joint
  ventures................................  $(15,021)  $   201    $ 2,608         N/M            (92)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from investments in fixed telephony ventures for 1999 was $15.0 million compared to income from joint ventures of $201,000 in 1998. These results were attributable mainly to the operations of Telecom Georgia and Caspian American Telephone ("CAT").

In 1999, Telecom Georgia generated revenues of $23.7 million, a decrease of $3.5 million compared to revenues of $27.2 million in 1998. The decrease was due to the emergence of local competition in the long distance and international market, together with downward pressure on termination rates. Telecom Georgia's operating results were also adversely affected by disadvantageous interconnect costs leading to a reduction in 1999 operating income to $783,000 from $7.8 million in 1998 and resulted in a net loss of $4.1 million in 1999 compared to $5.3 million of net income in 1998. In 2000 limited improvement is expected in the venture's revenues.

CAT generated revenues of $693,000 in 1999, its first year of operations, and recorded 1999 operating losses and net losses of $2.3 million and $2.8 million respectively. High start up costs coupled with CAT's inability to develop an adequate customer base resulted in the operating and net loss. As a result of the strategic review performed subsequent to the acquisition of PLD Telekom, CAT's inability to generate an adequate customer base to support its current operations and the region's limited potential for growth required the Company to assess the recoverability of its investment in the joint venture. Based on the most likely scenario under which CAT could continue to be operated, together

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
with the reduced capital the Company is willing to invest as compared to its initial commitment, the estimated cash flows of the joint venture available to the Company were determined to be less than the carrying value of its investment. Utilizing the estimated cash flows, the Company estimated the fair value of its investment in CAT. Due to the long term economic prospects of the region, the Company determined that the decline in the value of the investment is other than temporary and has recorded the decline of $9.9 million as an impairment charge.

1998 fixed telephony revenues of $30.3 million were $4.0 million lower than 1997 revenues of $34.3 million mainly due to contractual reductions in termination accounting rates in Telecom Georgia's international settlement agreements for traffic with its overseas carriers.

1998 fixed telephony operating and net income were lower than in 1997 primarily due to the reduction in Telecom Georgia revenues mentioned above and because 1997 results included a favorable settlement by Telecom Georgia with international carriers of approximately $2.0 million.

Revenues and operating loss from Protocall Ventures prior to its sale in July 1998 were $3.0 million and $884,000 as compared to $3.4 million and $1.6 million in 1997. Also included in equity in losses of joint ventures in 1998 were the operations of Instaphone of $515,000. Instaphone is the Communications Group's wireless local loop telephony operator in Kazakhstan. Operations were delayed by the inability to secure an interconnection agreement with the local ministry.

CABLE TELEVISION

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's cable television ventures for the years ended December 31, 1999, 1998, and 1997:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
VENTURE                                                       OWNERSHIP %     1999       1998       1997
-------                                                       -----------   --------   --------   --------
Romsat Cable TV (Bucharest, Romania)........................      100%         C           C          C
Ala TV (Bishkek, Kyrgyzstan)................................       53%         C         N/A        N/A
Viginta (Vilnius, Lithuania)................................       55%         C           C          C
ATK (Archangelsk, Russia)...................................       81%         C           P        N/A
Kosmos TV (Moscow, Russia)..................................       50%         E           E          E
Baltcom TV (Riga, Latvia)...................................       50%         E           E          E
Ayety TV (Tbilisi, Georgia).................................       49%         E           E          E
Kamalak TV (Tashkent, Uzbekistan)...........................       50%         E           E          E
Sun TV (Chisinau, Moldova)..................................       50%         E           E          E
Alma TV (Almaty, Kazakhstan)................................       50%         E           E          E
Cosmos TV (Minsk, Belarus)..................................       50%         E           E          E
Teleplus (St. Petersburg, Russia)...........................       45%         E           E          P

The following table sets forth the revenues and operating loss for consolidated cable television ventures (in thousands):

                                                                                 % CHANGE       % CHANGE
       CABLE TELEVISION--CONSOLIDATED           1999       1998       1997     1999 TO 1998   1998 TO 1997
--------------------------------------------  --------   --------   --------   ------------   ------------
Revenues....................................   $5,555    $ 3,444    $ 1,902         61%            81%
Operating loss..............................   $ (550)   $(1,475)   $(1,953)       (63)%          (24)%

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Cable television operations generated consolidated revenues of $5.6 million in 1999, representing a 61% increase on 1998 consolidated revenues of $3.4 million. The majority of 1999 consolidated revenues were attributable to Romsat, Viginta, and ATK.

In Romania, Romsat reported revenues of $3.8 million in 1999, an increase of $1.0 million compared to 1998 due to strong growth in subscriber numbers following successful sales initiatives, particularly in the Targu Mures region of the country. In Lithuania, Viginta generated revenues of $1.1 million in 1999, representing an increase of 61% on 1998 revenues of $700,000 and attributable to better programming. ATK, which recently commenced operations in Arkhangelsk, Russia, reported first year revenues of $700,000 in 1999.

In 2000 consolidated revenues arising from cable operations are expected to continue to grow as a result of further acquisitions, improved programming, network expansion and tariff increases.

1998 cable television revenues increased 61% to $3.4 million from 1997 revenues of $1.9 million as a result of expansion of customer base by acquisition and build out of cable television networks.

OPERATING LOSS. Cable television reported consolidated operating losses for 1999 of $550,000, a 63% decrease on 1998 operating losses of $1.5 million. The reduction in losses was driven by subscriber growth resulting in increased revenues and by effective control of costs. Romsat reported 1999 operating income of $200,000 compared to a $600,000 loss in 1998, and Viginta reduced its 1999 operating losses to $600,000 from $800,000 in 1998. ATK reported first year operating losses of $100,000 in 1999.

1998 cable television operating losses were 24% lower than in 1997 as a result of improved profitability arising from growth in subscriber numbers.

The following table sets forth the revenues, operating loss, net loss and equity in income (losses) of unconsolidated cable television joint ventures recorded under the equity method (in thousands):

                                                                               % CHANGE       % CHANGE
     CABLE TELEVISION--UNCONSOLIDATED         1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------  --------   --------   --------   ------------   ------------
Revenues..................................  $27,616    $27,996    $21,412         (1)%           31%
Operating loss............................  $   697    $(3,737)   $(4,878)       N/M            (23)%
Net loss..................................  $(3,369)   $(8,985)   $(9,875)       (63)%           (9)%
Equity in income (losses) of joint
  ventures................................  $   329    $(3,877)   $(7,212)       N/M            (46)%

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share in income from equity investments in cable television ventures in 1999 was $329,000, compared to a $3.9 million loss in 1998. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow, and Alma TV in Kazakhstan. Included in equity in income of joint ventures is a charge of $1.8 million relating to the write off of the Communications Group's investment in Teleplus, following a reevaluation of the venture's operations as part of the Communications Group's ongoing strategic review.

Baltcom TV reported revenues of $6.4 million in 1999 compared to $6.1 million in 1998 with operating income of $2.2 million compared to a $1.2 million operating loss and net income of $1.3 million compared to a $2.5 million net loss in 1998. 1999 profitability of Baltcom TV improved compared to 1998 due to a reconciling adjustment decreasing depreciation expense by $1.7 million.

Kosmos TV revenues decreased by $900,000 in 1999 to $6.2 million from $7.1 million in 1998 due to a combination of the after effects of the Russian economic crisis in late 1998 and increased competition in Moscow. The venture generated operating income of $300,000 in 1999 compared to an $800,000

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
operating loss in 1998 and net income of $600,000 compared to a $1.6 million net loss in 1998, due primarily to a reduction in reported costs resulting from adjustments to prior year over-accruals of $2.4 million.

Alma TV's revenues in 1999 increased from $3.5 million in 1998 to $5.1 million in 1999 due to aggressive marketing and advertising, together with successful implementation of tiered subscriber pricing policies. However, because of strong competition exerting pressure on margins, and higher costs due to the increased scale of operational activity, the venture reported reduced operating income of $500,000 in 1999 compared to $600,000 in 1998, and a net loss of $100,000 in
1999 compared to net income of $400,000 in 1998. Alma TV expects to return to profitability in 2000 as a result of the continued build out of its networks to three further cities, and improved subscriber management.

Compared to 1997 revenues of $21.4 million, cable television revenues for 1998 increased by 31% to $28.0 million, primarily due to growth in subscriber numbers in Kazakhstan, Moldova, Belarus and Uzbekistan. This led to 1998 operating losses being reduced to $3.7 million from $4.9 million in 1997.

RADIO BROADCASTING

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's radio broadcasting ventures for the years ended December 31, 1999, 1998, and 1997:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
VENTURE                                                       OWNERSHIP %     1999       1998       1997
-------                                                       -----------   --------   --------   --------
Radio Juventus (Budapest, Hungary)..........................      100%         C          C          C
SAC (Moscow, Russia)........................................       83%         C          C          C
Radio Skonto (Riga, Latvia).................................       55%         C          C          C
Radio One (Prague, Czech Republic)..........................       80%         C          C          C
NewsTalk Radio (Berlin, Germany)............................       85%         C          C          C
Radio Vladivostok, (Vladivostok, Russia)....................       51%         C          C          P
Country Radio (Prague, Czech Republic)......................       85%         C          C          P
Radio Georgia (Tbilisi, Georgia)............................       51%         C          C          P
Radio Katusha (St. Petersburg, Russia)......................       75%         C          C          E
Radio Nika (Socci, Russia)..................................       51%         E          E          E
AS Trio LSL (Tallinn, Estonia)..............................       49%         E          E          E

The following table sets forth the revenues and operating income (loss) for consolidated radio broadcasting ventures (in thousands):

                                                                               % CHANGE       % CHANGE
           RADIO--CONSOLIDATED                1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------  --------   --------   --------   ------------   ------------
Revenues..................................  $14,715    $17,081    $13,549        (14)%           26%
Operating income (loss)...................  $(5,704)   $ 1,171    $ 3,935        N/M            (70)%

REVENUES. Radio operations generated consolidated revenues of $14.7 million in 1999, representing a 14% decrease on 1998 revenues of $17.1 million. Radio Juventus in 1999 had revenues of $6.7 million, representing a 19% decrease on 1998 revenues of $8.2 million. The decrease was due to the continued effect of competition from television and the new national Hungarian radio network. In Russia, SAC and Radio Katusha's revenues fell from $4.6 million and $2.4 million in 1998 to $3.8 million and

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$1.6 million in 1999 respectively, as the after effects of the Russian economic crisis in late 1998 continued to have effect.

1998 revenues increased by 26% to $17.1 million from $13.5 million in 1997 due to increases in advertising sales volumes and prices, and because of incremental revenues generated in 1998 by three radio stations acquired in 1997.

OPERATING INCOME (LOSS). In 1999, radio operations generated operating losses of $5.7 million, compared to $1.2 million operating income in 1998. 1999 profitability was adversely affected by falling revenues at Radio Juventus, SAC and Radio Katusha, as mentioned above. Together these ventures generated operating income of $1.3 million in 1999 compared to $6.2 million in 1998. In addition, News Talk Radio recorded a 1999 operating loss of $7.1 million, representing a 39% increase in its 1998 operating loss of $5.0 million. 1999 operating losses included a non-cash charge of $251,000 to write off other assets of News Talk Radio. The Communications Group plans either to dispose of or discontinue the operations of NewsTalk Radio during 2000. In 2000 the results of the Company's consolidated radio ventures are expected to improve.

1998 operating income of $1.2 million was 70% lower than in 1997, due primarily to losses generated by NewsTalk Radio, which was acquired by the Company in late 1997.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the Communications Group's investment in unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                                                  % CHANGE       % CHANGE
            RADIO--UNCONSOLIDATED                1999       1998       1997     1999 TO 1998   1998 TO 1997
---------------------------------------------  --------   --------   --------   ------------   ------------
Revenues.....................................   $2,195     $2,134     $2,466          3%            (13)%
Operating income (loss)......................   $ (119)    $ (125)    $  247         (6)%           N/M
Net income (loss)............................   $ (145)    $ (221)    $  121        (35)%           N/M
Equity in income (losses) of joint
  ventures...................................   $ (153)    $ (108)    $  159         42%            N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures increased by 42% from $108,000 in 1998 to $153,000 in 1999. The 1999 share of losses was mainly attributable to Radio Trio, Tallinn, Estonia which generated revenues of $2.1 million compared to $1.9 million in 1998, and net losses of $200,000 compared to $100,000 in 1998. The marginal decrease in profitability in 1999 compared to 1998 was due to higher administrative expenses.

1998 revenues of $2.1 million were $400,000 lower than 1997 revenues of $2.5 million due to the reclassification of Radio Katusha in 1998 as a consolidated venture as compared to equity accounting following the purchase of an additional interest in the venture. Because of this, 1998 equity in the results of radio joint ventures decreased to a $108,000 loss from income of $159,000 in 1997.

In 2000 the revenues and profitability of equity radio ventures are expected to improve.

PAGING

OVERVIEW. In 1998 the Communications Group stopped funding most paging operations and it continues to manage almost all of its paging ventures on a cash break even basis. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding and is developing a strategy to maximize the value of its paging investments. In 2000, it is expected that the paging operations will continue to generate losses.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's paging ventures for the years ended December 31, 1999, 1998, and 1997:

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                            ------------------------------
VENTURE                                                       OWNERSHIP %     1999       1998       1997
-------                                                       -----------   --------   --------   --------
Baltcom Paging (Tallinn, Estonia)...........................        85%         C         C           C
CNM (Romania)...............................................        54%         C         C           C
Paging One Services (Austria)...............................       100%       N/A         C           C
Eurodevelopment (Ukraine)...................................        51%         C         C         N/A
Baltcom Plus (Riga, Latvia).................................        50%         E         E           E
Paging One (Tbilisi, Georgia)...............................        45%         E         E           E
Raduga Poisk (Nizhny Novgorod, Russia.......................        45%         E         E           E
PT Page (St. Petersburg, Russia)............................        40%         E         E           E
Kazpage (Kazakhstan)........................................     26-41%         E         E           E
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%         E         E           E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..........        50%         E         E           E
Paging Ajara (Batumi, Georgia)..............................        35%         E         E           E
Mobile Telecom (Russia).....................................        50%         E         E         N/A

The following table sets forth the revenues and operating loss for consolidated paging ventures (in thousands):

                                                                               % CHANGE       % CHANGE
           PAGING--CONSOLIDATED               1999       1998       1997     1999 TO 1998   1998 TO 1997
------------------------------------------  --------   --------   --------   ------------   ------------
Revenues..................................  $ 3,050    $  4,204   $ 3,318        (27)%           27%
Operating loss............................  $(3,675)   $(20,632)  $(4,084)       (82)%          405%

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $3.1 million in 1999, representing a 27% decrease on 1998 revenues of $4.2 million. The decrease was due to continued competition from the wireless telephony market. The majority of 1999 revenues were attributable to CNM, Romania, which had 1999 revenues of $1.1 million compared to $1.8 million in 1998, and to Baltcom Estonia, which had revenues of $700,000 in 1999 as compared with $1.1 million in 1998.

Revenues increased by 27% from $3.3 million in 1997 to $4.2 million in 1998 due to incremental sales generated by Paging One in Austria, and revenues attributable to Eurodevelopment which was acquired in 1998.

OPERATING LOSS. Consolidated operating losses arising from paging operations amounted to $3.7 million in 1999, compared to $20.6 million in 1998, and included a charge of $1.9 million to write down assets in Eurodevelopment, following reevaluation of the venture's operations as part of the Company's ongoing strategic review. In 1998 operating losses increased due to impairment charges taken by the Communications Group in respect of CNM, Baltcom, Estonia and Paging One.

During 1999, the Company disposed of Paging One's operations which resulted in a loss of $243,000.

1998 operating losses of $20.6 million, were $16.5 million higher than 1997 operating losses of $4.1 million mainly because of a 1998 inventory write off of $4.2 million, and a $6.2 million impairment charge in 1998 relating to fixed and intangible assets.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated paging joint ventures, which are recorded under the equity method (in thousands):

                                                                                % CHANGE       % CHANGE
          PAGING--UNCONSOLIDATED               1999       1998       1997     1999 TO 1998   1998 TO 1997
-------------------------------------------  --------   --------   --------   ------------   ------------
Revenues...................................  $11,093    $16,222    $ 9,681         (32)%          68%
Operating income (loss)....................  $  (485)   $   633    $   179         N/M           254%
Net loss...................................  $(1,026)   $(3,384)   $(1,318)        (70)%         157%
Equity in losses of joint ventures.........  $  (478)   $(7,460)   $  (761)        (94)%         880%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures decreased from $7.5 million in 1998 to $480,000 in 1999. During 1998 the majority of the Communications Group's equity investments in paging ventures were written off due to the factors mentioned above. The results of these ventures are no longer reported by the Communications Group, partially contributing to the 32% decrease in 1999 reported revenues compared to 1998. Revenues in 1999 also continued to be adversely affected by continued competition from wireless operators.

Revenues in 1998 increased by 68% from $9.7 million in 1997 to $16.2 million in 1998, partly as a result of the acquisition of Mobile Telecom. However, the Company's equity in the losses of paging ventures increased from $761,000 in 1997 to $7.5 million in 1998 as a result of a $5.4 million write down of certain paging investments in 1998.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                             % CHANGE       % CHANGE
                                            1999       1998       1997     1999 TO 1998   1998 TO 1997
                                          --------   --------   --------   ------------   ------------
Revenues................................  $  2,490   $  2,279   $  1,885         9%             21%
Restructuring and asset impairment
  charges...............................  $(13,825)  $(34,037)        --       (59)%           N/M
Operating loss..........................  $(53,265)  $(87,519)  $(39,440)      (39)%           122%

REVENUES. Increased revenues in 1999 and 1998 compared to respective previous years reflected growth in programming and management fee revenues from the Communications Group's unconsolidated businesses.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RESTRUCTURING AND ASSET IMPAIRMENT CHARGES. In connection with the Company's September 1999 acquisition of PLD and the subsequent restructuring of its operations, the Communications Group recorded a restructuring charge of $8.4 million relating to the closure of its Stamford, Connecticut office, and severance costs arising from reduction in staff levels at its Vienna and Moscow offices. A further asset impairment charge of $1.3 million was taken in 1999 to write off interests in certain pre-operational ventures the Communications Group determined not to pursue.

In 1998 the Communications Group recorded a non-cash, write off of $34.0 million of goodwill, also in connection with a revision of its operating plan in respect of paging joint ventures. The goodwill was originally recorded in connection with the November 1, 1995 merger of the Company, Orion, Metromedia International Telecommunications and MCEG Sterling.

OPERATING LOSS. Operating losses for 1999, 1998 and 1997 included depreciation and amortization charges of $12.4 million, $5.8 million and $4.9 million, respectively. Increased 1999 depreciation and amortization charges related to goodwill arising from, and telephony licenses acquired pursuant to, the Company's acquisition of PLD Telekom in September 1999, and to the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years. 1999 operating losses also included a $2.5 million write off of goodwill of NewsTalk Radio. The 1998 operating loss of the segment headquarters was significantly higher than in 1999 due to the charge relating to paging described above.

The operating loss in 1998 increased compared to 1997 due to the write off of goodwill referred to above, and due to higher overhead expenditures as a result of a significant increase in the number of joint ventures in 1998.

FOREIGN CURRENCY LOSS, MINORITY INTEREST AND GAIN (LOSS) ON DISPOSITION OF
  ASSETS

The following table sets forth minority interest, foreign currency loss and gain
(loss) on disposition of assets for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union.

                                                                                   % CHANGE       % CHANGE
                                                  1999       1998       1997     1999 TO 1998   1998 TO 1997
                                                --------   --------   --------   ------------   ------------
Foreign currency loss.........................   (4,126)    $ (137)    $(770)       2,912%           (82)%
Minority interest.............................      712     $1,527     $ 561          (53)%          172%
Gain (loss) on disposition of businesses,
  net.........................................     (243)    $5,527     $  --          N/M            N/M

For the years ended December 31, 1999, 1998 and 1997 foreign currency loss represents losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The 1999 foreign currency loss of $4.1 million as compared to $137,000 in 1998 was due primarily to the adverse effect of the weakening of local currencies in Germany and Austria.

Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

The 1999 loss of $243,000 on disposition of assets relates to the disposal of Paging One. The 1998 gain on disposition of assets arose pursuant to the Company's sale of Protocall Ventures.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMMUNICATIONS GROUP--CHINA

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's ventures for the years ended December 31, 1999, 1998, and 1997:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
JOINT VENTURE/SUBSIDIARY                                     OWNERSHIP %     1999          1998          1997
------------------------                                     -----------   --------      --------      --------
WIRELESS TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd..................      70%         D             E             E
  (Ningbo City, China)
Ningbo Ya Lian Telecommunications Co., Ltd.................      70%         D             P            N/A
  (Ningbo Municipality, China)
FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd............      92%         D             P             P
  (Sichuan Province, China)
Chongqing Tai Le Feng Telecommunications Co., Ltd..........      92%         D             P             P
  (Chongqing Municipality, China)
Beijing Metromedia-Jinfeng Communications..................      60%        N/A           N/A            P
  Technology Development Co., Ltd.
INTERNET SERVICES--E-COMMERCE
Huaxia Metromedia Information Technology Co., Ltd..........      49%         P            N/A           N/A

CHINA TELECOMMUNICATIONS JOINT VENTURE INFORMATION

                                                            YEAR ENDED DECEMBER 31, 1999
                                                -----------------------------------------------------
                                                 NINGBO     NINGBO    SICHUAN    CHONGQING
                                                   JV       JV II        JV         JV        TOTAL
                                                --------   --------   --------   ---------   --------
Revenues......................................  $ 1,995    $   504    $    --     $    54    $ 2,553
Depreciation and amortization.................  $(1,231)   $  (144)   $  (264)    $  (341)   $(1,980)
Operating income (loss).......................  $   479    $   307    $  (482)    $  (521)   $  (217)
Net income (loss).............................  $ 8,419    $ 9,198    $ 3,344     $ 3,321    $24,282
Equity in income (losses) of joint ventures
  through December 3, 1999....................  $    14    $   117    $  (508)    $  (471)   $  (848)

                                                              YEAR ENDED DECEMBER 31, 1998
                                                  -----------------------------------------------------
                                                   NINGBO     NINGBO    SICHUAN    CHONGQING
                                                     JV       JV II        JV         JV        TOTAL
                                                  --------   --------   --------   ---------   --------
Revenues........................................  $ 3,429      $ --     $    --      $  54     $ 3,483
Depreciation and amortization...................  $ 2,418      $ --     $    38      $ 206     $ 2,662
Operating income (loss).........................  $   707      $(46)    $  (691)     $(630)    $  (660)
Net loss........................................  $(1,877)     $(47)    $(1,054)     $(589)    $(3,567)
Equity in income (losses) of joint ventures.....  $   133      $(27)    $  (632)     $(514)    $(1,040)

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31, 1997
                                                          ------------------------------------------
                                                           NINGBO    SICHUAN    CHONGQING
                                                             JV         JV         JV        TOTAL
                                                          --------   --------   ---------   --------
Revenues................................................  $ 1,422     $  --       $ --      $ 1,422
Depreciation and amortization...........................  $ 1,154     $  25       $ --      $ 1,179
Operating income (loss).................................  $    56     $(223)      $(20)     $  (187)
Net loss................................................  $(1,814)    $(153)      $(15)     $(1,982)
Equity in losses of joint ventures......................  $  (706)    $(141)      $(14)     $  (861)

OVERVIEW. The Company's investments in telecommunications joint ventures in China were made through its majority-owned subsidiary, Asian American Telecommunications Corporation. These joint ventures supported the construction and development of telephony networks by China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibit direct foreign investment and operating participation in domestic telephone companies, the company's joint ventures were limited to providing financing and consulting services to China Unicom under contracts. By the terms of these contracts and in return for services rendered, the joint ventures were to receive payments from China Unicom based on the cash flows generated by China Unicom's network businesses. This arrangement, known as a sino-sino-foreign joint venture cooperation, was commonly accepted at the time the Company's joint ventures were formed and was applied in numerous other foreign-invested relationships with China Unicom. Since the arrangement specifically limited the joint ventures' participation in and control over China Unicom's actual business operations, Asian American Telecommunications accounted for its sino-sino-foreign joint venture investments under the equity method. The Company invested in four Chinese telecommunications joint ventures in this fashion--two in Ningbo Municipality, one in Sichuan Province and one in Chongqing City.

Beginning in mid-1998, the Chinese government unofficially began reconsidering the advisability of continuing the sino-sino-foreign joint venture cooperation arrangements undertaken by China Unicom. At that time, more than forty such cooperation contracts had been established with foreign-invested joint ventures covering China Unicom's operations in various parts of China. By mid-1999, the government reached the conclusion that China Unicom's sino-sino-foreign cooperation framework was in conflict with China's basic telecommunications regulatory policies and should henceforth cease. China Unicom was instructed to terminate or very substantially restructure all of its sino-sino-foreign joint venture cooperation contracts.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a written notice from China Unicom stating that the Chinese government had directed China Unicom to terminate further cooperation with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In subsequent notifications from China Unicom to the Company's joint ventures, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. In its notifications, China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. With the issuance of these notifications, China Unicom ceased further performance under its cooperation contracts with the Company's joint ventures. However, China Unicom did make distribution of amounts owed to the Company's Ningbo Ya Mei joint venture for the first half of 1999 according to the terms of the cooperation contract. The

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company, through its four joint ventures, entered into negotiations with China Unicom in September 1999 to reach suitable terms for termination of the cooperation contracts.

On November 6, 1999, the Company's four Chinese joint ventures engaged in projects with China Unicom each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. On December 3, 1999, legally binding settlement contracts incorporating substantially the terms set forth in the November letters of intent were executed between China Unicom and the four joint ventures, thereby terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets pertinent to China Unicom's networks that are currently held by the joint ventures will be unconditionally transferred to China Unicom. China Unicom effected payment to the joint ventures of the amounts prescribed in the settlement contracts on December 10, 1999. Subsequently and prior to the end of 1999, the boards of directors of the four joint ventures each passed formal resolutions to commence dissolution of the joint ventures. The Company expects such dissolution to be completed for all four joint ventures by mid-2000.

Each of the Company's China telecommunications joint ventures has stopped its accounting for its share of the net distributable cash flows under the cooperation agreements with China Unicom and the amortization of the investment in the China Unicom projects effective July 1, 1999 based on the termination notices received from China Unicom.

For the period ended December 31, 1999, the four China telecommunications joint ventures have performed impairment analyses of their investments in projects with China Unicom. These analyses were based on the terms of settlement contracts the joint ventures executed with China Unicom on December 3, 1999. The joint ventures each received sufficient amounts in their settlements with China Unicom so as to recover their recorded investment balances as of December 31, 1999. Accordingly, no impairment writedowns were taken by the joint ventures during 1999.

Through December 3, 1999, the date on which settlement contracts terminated the joint ventures further cooperation with China Unicom, the Company continued to account for its investments in its China telecommunications joint ventures under the equity method of accounting. The Company has performed an impairment analysis of its investments in and advances to joint ventures and related goodwill to determine the amount that these assets have been impaired. The Company reviewed its investment in these joint ventures for other than temporary decline. The Company has determined the related goodwill should be considered an asset to be disposed of and has estimated the fair value less costs to dispose of its investment and has stopped amortizing the balance. The Company believes that the termination of the four joint ventures' cooperation agreements with China Unicom is an event that gives rise to an accounting loss which is probable. The amount of the non-cash impairment charge is the difference between the sum of the carrying values of its investments and advances made to joint ventures plus goodwill less the Company's estimate of the total amount of compensation it will receive from the four joint ventures through the dissolution.

The Company will receive substantial portions of the China Unicom settlement payments to the joint ventures via repayment of advances and distribution of joint venture assets on dissolution. China Unicom's settlement payments to the joint ventures were made in RMB. However, the joint ventures' formation contracts and loan agreements with Asian American Telecommunications had been registered

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
with Chinese authorities so as to assure the joint ventures' ability to convert RMB deposits into foreign exchange for payment to the Company. Over time, the Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of December 31, 1999, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately $29.3 million in U.S. Dollars from the China Unicom settlement. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at the December 31, 1999 exchange rates) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

The following table sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony-related joint ventures in China (in thousands):

                                                                             % CHANGE       % CHANGE
                                            1999       1998       1997     1999 TO 1998   1998 TO 1997
                                          --------   --------   --------   ------------   ------------
Operating loss..........................  $(55,861)  $(14,504)  $(17,871)        285%          (19)%
Equity in losses of joint ventures......  $   (848)  $ (1,040)  $   (861)       (18)%            21%
Minority interests......................  $ 26,226   $  8,331   $  8,332         215%             --

OPERATING LOSS. Operating losses for the year ended December 31, 1999 increased $41.4 million to $55.9 million. The increase in operating loss is due principally to the $45.7 million writedown of goodwill taken in consideration of the termination of the Company's joint venture cooperation with China Unicom. Overall operating losses were partially offset by the operating expenses actually decreasing during 1999 by $2.9 million due to a reduction in personnel and other overhead costs in China.

The operating loss for the year ended December 31, 1998 decreased $3.4 million to $14.5 million. The decrease in operating loss is principally attributable to non-cash employee compensation and costs of $6.8 million in 1997 which included $1.5 million related to the dissolution of a joint venture in China. The non-cash expenses were partially offset by personnel costs of $3.8 million. The Company launched two new joint ventures, Chongqing Tai Le Feng Telecommunications Co., Ltd. and Ningbo Ya Lian Telecommunications Co., Ltd., each of which necessitated recruitment of additional support staff. The wireline telephone network project supported by the Company's Sichuan Tai Li Feng joint venture began actual network construction in early 1998. Joint planning of expansion to the Ningbo City GSM network was undertaken with the Company's Chinese partners in the first half of 1998. These latter measures necessitated recruitment of additional engineering staff to support the activities. Finally, the

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company undertook an aggressive effort in early 1998 to secure additional projects in China, including due diligence and discussion of draft documentation of joint venture contracts with several potential partners. This resulted in legal and research expenses of $1.4 million, considerably in excess of those experienced in 1997. In addition, depreciation and amortization expenses increased by $660,000 in 1998 from the prior year.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's telecommunications joint ventures in China amounted to $848,000 for 1999 as compared to a loss of $1.0 million in 1998. This 1999 equity in joint ventures reflects the operations up to December 3, 1999 when the joint ventures signed the settlement agreement with China Unicom.

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

MINORITY INTERESTS. For the years ended December 31, 1999, 1998 and 1997, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate is extremely high. Inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value.

While the Communications Group's subsidiaries and joint ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is generally negatively impacted by

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

The value of the currencies in the countries in which the Communications Group operates tends to fluctuate, sometimes significantly. For example, during 1998 and 1999, the value of the Russian Rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kaszkhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

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

SNAPPER

The following table sets forth Snapper's results of operations for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                                            % CHANGE       % CHANGE
                                           1999       1998       1997     1999 TO 1998   1998 TO 1997
                                         --------   --------   --------   ------------   ------------
Revenues...............................  $216,050   $210,084   $183,076           3%            15%
Gross profit...........................  $ 72,373   $ 62,690   $ 59,080          15%             6%
Operating income (loss)................  $ 12,443   $ (7,607)  $(15,246)         N/M          (50)%

REVENUES. In 1999, Snapper's sales were $216.1 million compared to $210.1 million in 1998. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. The increase in sales of snow throwers of $11.2 million and commercial ride-on equipment of $2.9 million was partially offset by sales shortfalls attributable to garden tractors, rear engine riding lawnmowers and walk behind lawnmowers of $8.4 million.

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

GROSS PROFIT. Gross profit for 1999 was $72.4 million compared to $62.7 million in 1998. Snapper's gross profit margins improved to 33.5% in 1999 compared to 29.8% in 1998. Gross profit margins

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
increased due to improved operating efficiencies from a full year of production. In 1998, production levels were reduced considerably to lower equipment inventory levels. In addition, in 1998, Snapper recorded $2.7 million for an inventory write down of excess parts, which was a one-time adjustment.

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

OPERATING INCOME (LOSS). Operating income was $12.4 million in 1999 compared to an operating loss of $7.6 million in 1998. Selling, general and administrative expenses decreased by $10.0 million in 1999 as compared to 1998, principally due to $8.6 million in lower advertising expenditures. Depreciation and amortization charges were $6.2 million and $6.7 million in 1999 and 1998, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

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

CORPORATE HEADQUARTERS

Corporate Headquarters costs reflect the management fee paid to Metromedia Company under the management agreement, investor relations, legal and other professional costs, insurance and other corporate costs. The following table sets forth the operating income (loss) for Corporate Headquarters (in thousands):

                                                                                  % CHANGE       % CHANGE
                                                 1999       1998       1997     1999 TO 1998   1998 TO 1997
                                               --------   --------   --------   ------------   ------------
Operating income (loss)......................  $(6,333)     $896     $(5,561)          N/M            N/M

OPERATING INCOME (LOSS). For the year ended December 31, 1999, corporate general and administrative expenses were $6.3 million. For the year ended December 31, 1998, Corporate Headquarters had income of $896,000 which represented the reversal of $6.6 million in self-insurance liabilities offset by corporate general and administrative expenses including the management fee. For the years ended December 31, 1998 and 1997, Corporate Headquarters had general and administrative expenses of approximately $5.7 million and $5.5 million, respectively.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMPANY CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                                                             % CHANGE       % CHANGE
                                          1999        1998        1997     1999 TO 1998   1998 TO 1997
                                        ---------   ---------   --------   ------------   ------------
Interest expense......................  $ (17,265)  $ (16,331)  $(20,922)          6%          (22)%
Interest income.......................  $   7,304   $  12,746   $  9,840        (43)%            30%
Income tax benefit (expense)..........  $  (1,215)  $     358   $  5,227          N/M            N/M
Equity in losses of and writedown of
  RDM.................................  $      --   $      --   $(45,056)          --            N/M
Discontinued operations...............  $ (12,776)  $  12,316   $234,036          N/M            N/M
Extraordinary item....................  $      --   $      --   $(14,692)          --            N/M
Net income (loss).....................  $(141,983)  $(123,670)  $ 88,443          15%            N/M

INTEREST EXPENSE.  In 1999, interest expense increased $934,000 to
$17.3 million principally due to the $4.3 million of amortization of interest on the Company's 10 1/2% senior discount notes which were issued in connection with the September 30 acquisition of PLD Telekom, partially offset by decreased borrowings by Snapper which resulted in lower interest expense of $2.7 million compared to the prior year. Interest expense decreased $4.6 million to $16.3 million for the year ended December 31, 1998. The decrease in interest expense was due to the repayment of debt at the corporate level in March and August 1997, partially offset by an increase in borrowings at Snapper.

INTEREST INCOME. Interest income decreased $5.4 million to $7.3 million in 1999 due principally to the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company. Interest income increased
$2.9 million to $12.7 million in 1998, principally from investment of funds at the corporate level from the preferred stock offering in September 1997 and the funds from the sale of the Landmark theater group in April 1998.

INCOME TAX BENEFIT (EXPENSE). For the year ended December 31, 1999, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $49.3 million. The income tax benefit was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. For the year ended December 31, 1998, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.7 million. The income tax benefit was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax benefit in 1998 for continuing operations in 1998 was principally the result of the utilization of the current year operating loss to offset the gain of the Landmark sale. For the year ended December 31, 1997, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $47.6 million. The income tax benefit in 1997 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized, as well as, in 1997, the impact of the alternative minimum tax in connection with the sale of the Company's entertainment group. The income tax benefit for continuing operations in 1997 was principally the result of the utilization of the current year operating loss to offset the gain of the entertainment group sale.

NET INCOME (LOSS), INCLUDING EQUITY IN LOSSES OF AND WRITEDOWN OF INVESTMENT IN UNCONSOLIDATED INVESTEES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEMS. Net loss increased to $142.0 million for the year ended

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
December 31, 1999, from $123.7 million for the year ended December 31, 1998. The net loss of 1998 includes a gain from discontinued operations from the sale of the Landmark theatre group of $5.3 million. The increase in operating loss and net loss in 1999 is primarily from the write-off of the goodwill relating to the Communications Group's operations in China of $45.7 million and restructuring and asset impairment charge of the Communications Group Eastern Europe and former republics of the Soviet Union of $31.6 million partially offset by an improvement in Snapper's operating results of $20.1 million. The net loss for 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Entertainment Group. Net loss was $123.7 million for the year ended December 31, 1998. The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark theater group of $3.7 million and a refund of tax payments made in prior years by the Company's entertainment group of $8.7 million, and the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures partially reduced by the write down of its trunked mobile radio venture in Kazakhstan of $1.6 million. For the year ended December 31, 1997 net income was $88.4 million. The net income for the year ended December 31, 1997 includes the gain on the entertainment group sale of $266.3 million and losses from the discontinued operations of $32.3 million, an extraordinary loss of $14.7 million relating to the early extinguishment of the Company's debentures and equity loss and a further write down of the investment in RDM amounting to $45.1 million. In addition, the net loss in 1998 and net income in 1997 included equity in losses of the Communications Group's joint ventures of $18.2 million and $8.1 million, respectively.

Operating loss increased to $129.9 million for the year ended December 31, 1998 from $80.1 million for the year ended December 31, 1997. The increase in operating loss reflects a full year of operations in 1998 as compared to ten months of operations in 1997 for the Communications Group's joint ventures in China and an increase in selling, general and administrative costs by the Communications Group in supporting the continued expansion of operations in Eastern Europe and the republics of the former Soviet Union and the impact of the non-cash charge in connection with the Communications Group's revised operating plan for its paging operations of $40.3 million.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OVERVIEW. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company, receipt of funds from Metromedia China and on the ability of the Communications Group's joint ventures to generate positive cash flows. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted debt repayments, to the Company. In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. The Company believes that its cash on hand and the receipt of funds from Metromedia China will be sufficient to fund the Company's working capital requirements for the near-term.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In addition to financing its communications businesses, the Company will also be required to pay interest on the 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require in addition to its cash on hand, additional financing in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. The indenture for the senior discount notes permits the Company to finance the development of its communications operations. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its long-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

The Company expects to generate consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through March 15, 2000, the Company has paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

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

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SENIOR DISCOUNT NOTES. In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") to the holders of the PLD Telekom's then outstanding 14% senior discount notes due 2004 and 9% convertible subordinated notes due 2006 pursuant to an agreement to exchange and consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders.

The terms of the Senior Discount Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as Trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes will not accrue cash interest before March 30, 2002. After this date, the Senior Discount Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year, commencing September 30, 2002. The interest on the Senior Discount Notes will be computed on the basis of a 360-day year comprised of twelve months.

The Senior Discount Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future senior indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries, whether or not secured.

The Senior Discount Notes will be redeemable at the sole option of the Company on and after March 30, 2002 only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

Upon the occurrence of a change of control of the Company (as such term is defined in the Indenture), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the accreted value of the Senior Discount Notes (if such repurchase is before March 30, 2002) or 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase (if such repurchase is after March 30, 2002).

The Indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

TRAVELERS. Also at completion of the Company's acquisition of PLD Telekom, PLD Telekom repaid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
"New Travelers Agreement") pursuant to which PLD Telekom has agreed to repay Travelers the remaining $4.9 million due under the Old Travelers Agreement on August 30, 2000 and to pay interest on the outstanding amount at a rate of 10 1/2%. In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $.01 per share. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

TELECOMINVEST. In September and October 1999, PLD Telekom entered into certain option agreements (subsequently assigned to the Company) with Commerzbank AG and First National Holding S.A. which owns the majority of the ordinary shares of OAO Telecominvest, a Russian company with interests in a wide range of telecommunications companies in St. Petersburg and Northwestern Russia and PLD Telekom's joint venture partner in its subsidiary PeterStar. The aggregate consideration for the options was $8.5 million and they gave the Company the right to participate in a planned private placement by First National Holding by acquiring, for nominal value, that number of shares equal to $8.5 million divided by 80% of the issuance price in the placement or, if the placement was not completed on or before December 31, 1999 (extended by amendment to January 31, 2000), to acquire up to 16% of First National Holding for additional consideration of approximately $8.5 million. In resolution of disputes regarding the parties' rights under those agreements, on March 30, 2000, First National Holding paid the Company $11.0 million in full settlement of the Company's and PLD Telekom's rights under the option agreements.

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

OVERVIEW. The Communications Group has invested significantly (in cash or equipment through capital contributions, loans and management assistance and training) in its joint ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities in selected emerging markets.

The Communications Group and many of its joint ventures are experiencing continuing losses and negative operating cash flow since many of the businesses are in the development and start-up phase of operations. The Communications Group's primary source of funds has been from the Company in the form of inter-company loans.

Until the Communications Group's operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its joint ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's joint ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and will be able to attract its own financing from third parties. There can be no assurance, however, that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group may continue to depend upon the Company for its financing needs.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 1999, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $234.0 million, of which $48.5 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

The Communications Group's consolidated and unconsolidated joint ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses.

It is anticipated that as a consequence of the merger, the overall corporate overhead of the Communications Group will be significantly reduced, with the resulting more limited corporate function being funded as described elsewhere in this section.

FORMER PLD BUSINESSES. PLD Telekom's operating businesses have become largely self-sustaining, and while they continue to have on-going capital requirements associated with the development of their businesses, they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is PLD Telekom specifically obligated to provide capital to its operating businesses; it was so obligated in the past, but all such obligations have been met.

As a result of the acquisition of PLD Telekom by the Company, the majority of PLD Telekom's commitments at the holding company level have been satisfied or assumed by the Company, such that the $4.9 million due to Travelers on August 30, 2000, as described above is the only material commitment upcoming during 2000.

BALTCOM GSM. In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM, entered into certain agreements with the European Bank for Reconstruction and Development pursuant to which the European Bank for Reconstruction and Development agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month London interbank offered rate or LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to European Bank for Reconstruction and Development funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional $7.0 million in funding to Baltcom GSM if requested by European Bank for Reconstruction and Development which amount has been provided. In August 1998, the European Bank for

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Reconstruction and Development and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Nortel. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Nortel, if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the European Bank for Reconstruction Development in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Nortel plus interest payable on the financing.

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

MAGTICOM. In April 1997, the Communications Group's Georgian GSM Joint Venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $15.0 million. Interest on the financed amount accrues at 6-month London interbank offered rate or LIBOR plus 5% per annum, with interest payable semi-annually. Repayment of principal with respect to each drawdown commences twenty-one months after such drawdown with the final payment being due 60 months after such drawdown. All drawdowns must be made within 3 years of the initial drawdown date. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola. In
June 1998, the financing agreement was amended and Motorola agreed to make available an additional $10.0 million in financing. Interest on the additional $10.0 million accrues at 6-month LIBOR plus 3.5%. Under such amendment, the Company guaranteed Magticom's repayment obligation to Motorola.

The Communications Group and Western Wireless have funded the balance of the financing to Magticom through a combination of debt and equity. Repayment of indebtedness owed to such partners is subject to certain conditions set forth in the Motorola financing agreements.

AZERBAIJAN. As of August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expense subject to concurrence with Caspian American's business plans. The Communications Group was obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5 million subject to concurrence with Caspian American's business plan.

As part of the original transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest.

In January 1999, Caspian American entered into an equipment purchase agreement with Innowave Tadiran Telecommunications Wireless Systems, Ltd. to purchase wireless local loop telecommunications equipment. In connection with such agreement, the Communications Group provided Innowave Tadiran a payment guarantee of $2.0 million, which was called and paid during 1999.

As part of its ongoing strategic review, in late 1999 the Company reevaluated the operations of CAT in order to ascertain the requirement to account for impairment losses. In view of the low quantity of potential customers in the region in which the business operate and limited scope for growth, it was determined that an impairment loss of $9.9 million was required in 1999 relating to the Company's investment in CAT. The venture has developed a revised operating plan to stabilize its operations and minimize future funding requirements until potential restructuring options have been fully explored.

TYUMENRUSKOM. As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS system cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has made a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

Following a reevaluation of the venture's operations as part of the Company's ongoing strategic reviews, in 1999, $3.8 million of the Company's investment in this venture was recorded as an impairment charge in view of its low profitability and limited scope for improvement.

COMMUNICATIONS GROUP--CHINA

During 1997 and 1998, the Company made several investments in telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
ventures were terminated in late 1999 and agreements were entered into in December 1999 terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. See "Item 1: Business--Telecommunications Joint Ventures in China"

The Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures. As of December 31, 1999, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately $29.3 million in US Dollars from the China Unicom settlement. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at the December 31, 1999 exchange rates) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China. The Company cannot assure at this time that this variance will not be material or that the RMB to U.S. Dollar exchange rate will not change.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

Metromedia International Group and Metromedia International
Telecommunications, Inc. have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At December 31, 1999, Metromedia China owed $63.9 million under this credit agreement (including accrued interest).

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

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of December 31, 1999, AAT has made $980,000 of its scheduled registered capital investment. Huaxia JV received its operating license on July 5, 1999. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services such as offered by the Huaxia JV are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign involvement in telecommunications activities, which are at the center of certain Chinese authorities' actions against the Communication Group's joint telecommunications projects with China Unicom.

The Communications Group is currently evaluating other investment opportunities in China's information industry sector. The Communications Group is actively negotiating e-commerce and Internet ventures with other Chinese enterprises similar to the Huaxia JV. Chinese regulatory policy currently permits limited foreign participation in such ventures and trade agreements executed in 1999 between China and World Trade Organization member countries provide for considerable opening of this sector over the coming two years.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or the London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 1999, Snapper was not in compliance with all financial covenants required under the loan agreement; the lenders have waived any event of default arising from such noncompliance. At September 30, 1999, Snapper was not in compliance with all financial covenants under the loan agreement and security agreement; the lenders have waived any event of default arising from such noncompliance. At December 31, 1999, Snapper was in compliance with all covenants under the loan and security agreement.

Snapper's capital expenditures during 1999, 1998, and 1997 were $2.5 million, $3.9 million, and $5.6 million, respectively. Under Snapper's current loan agreement, Snapper's capital expenditures in 1999 cannot exceed $2.5 million, and in future years cannot exceed $2.0 million annually. The Company does not expect that the limits on capital expenditures under Snapper's current loan agreement will negatively impact on Snapper's ability to fund necessary capital expenditures.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1999, noncancelable commitments under these agreements amounted to approximately $7.9 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer. At December 31, 1999, there was approximately $95.0 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceablility of contractual rights, and taking of property without fair compensation.

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

During 1997 and 1998, the Company made several investments in telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These ventures were terminated in late 1999 and agreements were entered into in December 1999 terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. See "Item 1: Business--Telecommunications Joint Ventures in China."

The Company's current estimate of the total amount it will ultimately receive from the four terminated China joint ventures is $90.1 million (at the December 31, 1999 exchange rates) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

MMG CONSOLIDATED

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the year ended December 31, 1999 was $39.2 million, a decrease in cash used in operating activities of $22.1 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, disposition of businesses, depreciation, amortization, equity in losses of joint ventures and investees, and losses allocable to minority interests. Excluding discontinued operations and disposition of businesses, non-cash items increased $26.9 million from $68.3 million to $95.2 million for the years ended December 31, 1998 and 1999, respectively. The increase relates principally to the write off of goodwill related to the Communication Group's operations in China and increased amortization expense relating to the Company's decision to reduce the period that it will amortize the goodwill related to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, decreased cash flows for the year ended December 31, 1999 by $5.4 million and increased cash flows for the year ended December 31, 1998 by $11.8 million.

The increase in cash flows for the year ended December 31, 1999 resulted principally from the improved operating results of Snapper.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities was $13.2 million for the year ended
December 31, 1999 as compared to cash provided by investing activities of $106.6 million for the year ended December 31, 1998. The principal uses of funds for the year ended December 31, 1999 were investments in and advances to joint ventures of $20.8 million, funds utilized in the acquisition of PLD Telekom of $19.6 million, acquisitions by the Communications Group of $1.6 million and additions to property, plant and equipment of $5.8 million. The principal source of funds was distributions from joint ventures of $43.1 million of which $33.6 million was from the Company's China joint ventures. The principal sources of funds from investing activities in 1998 were proceeds from maturities of short-term investments of $103.1 million and the net proceeds of $57.3 million from the sale of Landmark and proceeds of $14.5 million form the sale of Protocall Ventures. The principal uses of funds for the year ended December 31, 1998 were investments in and advances to joint ventures of $48.2 million, acquisitions by the Communications Group of $11.0 million and additions to property, plant and equipment of $11.4 million.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $34.2 million and $37.2 million, for the years ended December 31, 1999 and 1998, respectively. Funds used in financing activities in 1999 were for the preferred stock dividend of $15.0 million and payments of Snapper's debt of $19.3 million. Funds used in financing activities in 1998 were for the preferred stock dividend of $15.0 million and the repayment of debt of $17.5 million, principally the Snapper revolver, which was partially offset by proceeds of $49.9 million from the November 1998 Snapper loan and $5.3 million from the exercise of stock options.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $37.2 million, for the year ended December 31, 1998 as compared to cash provided by financing activities of $88.7 million, for the year ended December 31, 1997. Funds used in financing activities in 1998 were for the preferred stock dividend of $15.0 million and the

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
repayment of debt of $77.5 million, principally the prior Snapper revolver, which was partially offset by proceeds of $49.9 million from the November 1998 Snapper loan, and $5.3 million from the exercise of stock options. Financing activities in 1997 includes the net proceeds of $199.4 million from the issuance of 4,140,000 shares of 7 1/4% cumulative convertible preferred stock. Of the $156.7 million of payments of debt, $155.0 million relates to the payment on the Company's debentures.

YEAR 2000 ISSUES

Neither the Company nor any of its operating businesses experienced any significant problems in operations due to the rollover to year 2000. In addition, neither the Company nor any of its operating businesses have been informed by any other companies or other entities on which they rely or with which they do business that any such parties experienced any material year 2000-related problems.

Based on its experience with the January 1, 2000 roll-over, the Company does not expect to experience any material problems relating to the year 2000 issue in the future, however, the Company and its operating businesses will continue to monitor the issue during 2000. The Company cannot guarantee that it or the other companies or other entities on which it relies will not experience any year 2000-related problems in the future.

As of December 31, 1999, aggregate expenses incurred by the Company and its operating businesses in connection with year 2000 compliance and upgrades amounted to approximately $600,000.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR DERIVATIVES

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. Given the complexity of SFAS 133 and the uncertainty surrounding its implementation, which has led to a Derivatives Implementation Group, the Company has not completed its evaluation of the impact of SFAS 133 on its consolidated financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, republics of the former Soviet Union and China.

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of

$36,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing and dealers would have resulted in an increase in interest expense of $82,000.

With the exception of certain vendor financing at the operating business level (approximately $9.0 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$9.0 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's joint ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's joint ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's joint ventures. "Item 7--Management's Discussion and Analysis of Financial Conditions and Results of Operations--Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the republics of the former Soviet Union and China.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K including, without limitation, statements under "Item 1--Business", "Item 3--Legal Proceedings" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 1999, the Proxy Statement for the 2000 Annual Meeting of Stockholders. Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

(b) Current Reports on Form 8-K

(i) On October 13, 1999, a Form 8-K was filed to report the completion of the Company's merger with PLD Telekom Inc.

(ii) On December 14, 1999, a Form 8-K was filed to report the execution of definitive agreements setting forth the terms for the termination of the Company's joint ventures with China United Telecommunications Incorporated.

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

Dated: March 30, 2000

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ JOHN W. KLUGE                    Chairman of the Board
     -------------------------------------------                                       March 30, 2000
                    John W. Kluge

                                                       Vice Chairman of the Board,
                /s/ STUART SUBOTNICK                     President and Chief
     -------------------------------------------         Executive Officer (Principal  March 30, 2000
                  Stuart Subotnick                       Executive Officer)

                                                       Executive Vice President,
                  /s/ SILVIA KESSEL                      Chief Financial Officer,
     -------------------------------------------         Treasurer and Director        March 30, 2000
                    Silvia Kessel                        (Principal Financial
                                                         Officer)

                /s/ ARNOLD L. WADLER                   Executive Vice President,
     -------------------------------------------         General Counsel, Secretary    March 30, 2000
                  Arnold L. Wadler                       and Director

              /s/ VINCENT D. SASSO, JR.                Vice President (Principal
     -------------------------------------------         Accounting Officer)           March 30, 2000
                Vincent D. Sasso, Jr.

                /s/ JAMES R. S. HATT                   Director
     -------------------------------------------                                       March 30, 2000
                  James R. S. Hatt

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ JOHN P. IMLAY, JR.                  Director
     -------------------------------------------                                       March 30, 2000
                 John P. Imlay, Jr.

                /s/ CLARK A. JOHNSON                   Director
     -------------------------------------------                                       March 30, 2000
                  Clark A. Johnson

               /s/ I. MARTIN POMPADUR                  Director
     -------------------------------------------                                       March 30, 2000
                 I. Martin Pompadur

                  /s/ LEONARD WHITE                    Director
     -------------------------------------------                                       March 30, 2000
                    Leonard White

             METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-2
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................    F-5
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............    F-6
Notes to Consolidated Financial Statements..................    F-7
Consolidated Financial Statement Schedules:
   I. Condensed Financial Information of Registrant.........    S-1
  II. Valuation and Qualifying Accounts.....................    S-5

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

New York, New York
March 29, 2000

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1999        1998        1997
                                                               ---------   ---------   ---------
Revenues:
  Communications Group......................................   $  48,739   $  30,208   $  21,252
  Snapper...................................................     216,050     210,084     183,076
                                                               ---------   ---------   ---------
                                                                 264,789     240,292     204,328
Cost and expenses:
  Cost of sales and operating expenses--Communications
    Group...................................................      11,513       8,522       2,549
  Cost of sales--Snapper....................................     143,677     147,394     123,995
  Selling, general and administrative.......................     133,608     153,327     141,125
  Depreciation and amortization.............................      32,608      20,588      16,734
  Restructuring and asset impairment charges................      61,684      40,317          --
                                                               ---------   ---------   ---------
Operating loss..............................................    (118,301)   (129,856)    (80,075)
Other income (expense):
  Interest expense..........................................     (17,265)    (16,331)    (20,922)
  Interest income...........................................       7,304      12,746       9,840
  Equity in income (losses) of and writedown of investment
    in unconsolidated investees.............................     (22,299)    (18,151)    (53,150)
  Gain (loss) on disposition of business, net...............        (243)      5,527          --
  Foreign currency loss.....................................      (4,126)       (137)       (714)
                                                               ---------   ---------   ---------
                                                                 (36,629)    (16,346)    (64,946)
                                                               ---------   ---------   ---------
Loss before income tax benefit (expense), minority interest,
  discontinued operations and extraordinary item............    (154,930)   (146,202)   (145,021)
Income tax benefit (expense)................................      (1,215)        358       5,227
Minority interest...........................................      26,938       9,858       8,893
                                                               ---------   ---------   ---------
Loss from continuing operations.............................    (129,207)   (135,986)   (130,901)
Discontinued operations:
  Gain (loss) on disposal...................................     (12,776)     12,316     266,294
  Loss from discontinued operations.........................          --          --     (32,258)
                                                               ---------   ---------   ---------
                                                                (141,983)   (123,670)    103,135
Extraordinary item:
  Loss and equity in loss on early extinguishment of debt...          --          --     (14,692)
                                                               ---------   ---------   ---------
Net income (loss)...........................................    (141,983)   (123,670)     88,443
Cumulative convertible preferred stock dividend
  requirement...............................................     (15,008)    (15,008)     (4,336)
                                                               ---------   ---------   ---------
Net income (loss) attributable to common stockholders.......   $(156,991)  $(138,678)  $  84,107
                                                               =========   =========   =========
Weighted average number of common shares--Basic.............      75,232      68,955      66,961
                                                               =========   =========   =========
Income (loss) per common share--Basic:
  Continuing operations.....................................   $   (1.92)  $   (2.19)  $   (2.02)
  Discontinued operations...................................   $   (0.17)  $    0.18   $    3.50
  Extraordinary items.......................................   $      --   $      --   $   (0.22)
  Net income (loss).........................................   $   (2.09)  $   (2.01)  $    1.26
                                                               =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $    50,985     $  137,625
  Accounts receivable:
    Snapper, net............................................       26,898         27,055
    Communications Group, net...............................       20,682          9,097
    Other...................................................          265          9,729
  Inventories...............................................       55,209         62,777
  Other assets..............................................       20,650          5,441
                                                              -----------     ----------
      Total current assets..................................      174,689        251,724
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................       78,067         87,163
  China.....................................................       40,982         71,559
Property, plant and equipment, net of accumulated
  depreciation..............................................      191,018         36,067
Intangible assets, less accumulated amortization............      274,025        159,530
Other assets................................................       18,073          3,598
                                                              -----------     ----------
      Total assets..........................................  $   776,854     $  609,641
                                                              ===========     ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    38,808     $   28,779
  Accrued expenses..........................................       85,527         63,329
  Current portion of long-term debt.........................       11,383          1,723
                                                              -----------     ----------
      Total current liabilities.............................      135,718         93,831
Long-term debt..............................................      212,569         50,111
Other long-term liabilities.................................       13,758          5,410
                                                              -----------     ----------
      Total liabilities.....................................      362,045        149,352
                                                              -----------     ----------
Minority interest...........................................       29,874         34,749

Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............      207,000        207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 93,284,589 and 69,118,841
    shares at December 31, 1999 and 1998, respectively......       93,285         69,119
  Paid-in surplus...........................................    1,102,308      1,012,794
  Accumulated deficit.......................................   (1,014,284)      (857,293)
  Accumulated other comprehensive loss......................       (3,374)        (6,080)
                                                              -----------     ----------
      Total stockholders' equity............................      384,935        425,540
                                                              -----------     ----------
      Total liabilities and stockholders' equity............  $   776,854     $  609,641
                                                              ===========     ==========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Operating activities:
  Net income (loss).........................................  $(141,983)  $(123,670)  $  88,443
Items not requiring cash outlays:
  (Gain) loss on disposal and loss on assets held for
    sale....................................................     12,776     (12,316)   (266,294)
  Loss from discontinued operations.........................         --          --      32,258
  Loss and equity in loss on early extinguishment of debt...         --          --      14,692
  Equity in losses and writedown of investment in
    unconsolidated investees................................     22,299      18,151      53,150
  Restructuring and asset impairment charges................     61,684      40,317          --
  (Gain) loss on disposition of business, net...............        243      (5,527)         --
  Depreciation and amortization.............................     32,608      20,588      16,734
  Minority interest.........................................    (26,938)     (9,858)     (8,893)
  Other.....................................................      5,512        (909)      3,922
Changes in:
  Accounts receivable.......................................     10,914      (3,838)     10,443
  Inventories...............................................     10,910      32,475     (41,137)
  Other assets..............................................     (2,136)     (4,099)      1,691
  Accounts payable and accrued expenses.....................    (27,682)    (10,492)    (29,681)
  Other operating activities, net...........................      2,558      (2,185)        900
                                                              ---------   ---------   ---------
    Cash used in operating activities.......................    (39,235)    (61,363)   (123,772)
                                                              ---------   ---------   ---------
Investing activities:
  Investments in and advances to joint ventures.............    (20,792)    (48,171)    (64,714)
  Distributions from joint ventures.........................     43,058       5,441       5,630
  Cash paid in acquisition of PLD Telekom, net..............    (19,622)         --          --
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................     (1,544)    (10,997)    (17,851)
  Additions to property, plant and equipment................     (5,793)    (11,400)    (10,451)
  Net proceeds from sale of discontinued operations.........         --      57,298     276,607
  Investment in RDM Sports Group, Inc.......................         --          --     (15,000)
  Purchase of short-term investments........................         --      (3,069)   (100,000)
  Proceeds from sale of short-term investments..............         --     103,069          --
  Proceeds from sale of business............................         --      14,533          --
  Other investing activities, net...........................     (8,500)       (134)      1,154
                                                              ---------   ---------   ---------
    Cash provided by (used in) investing activities.........    (13,193)    106,570      75,375
                                                              ---------   ---------   ---------
Financing activities:
  Proceeds from issuance of long-term debt..................         --      49,918      30,124
  Payments on notes and subordinated debt...................    (19,303)    (77,500)   (156,771)
  Proceeds from issuance of stock related to public stock
    offerings...............................................         --          --     199,442
  Proceeds from issuance of common stock related to
    incentive plans.........................................         99       5,347      18,153
  Preferred stock dividends paid............................    (15,008)    (15,008)     (3,709)
  Other financing activities, net...........................         --          --       1,419
                                                              ---------   ---------   ---------
    Cash provided by (used in) financing activities.........    (34,212)    (37,243)     88,658
                                                              ---------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents......    (86,640)      7,964      40,261
  Cash and cash equivalents at beginning of year............    137,625     129,661      89,400
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $  50,985   $ 137,625   $ 129,661
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            7 1/4%
                                          CUMULATIVE
                                         CONVERTIBLE
                                       PREFERRED STOCK          COMMON STOCK
                                     --------------------   ---------------------
                                     NUMBER OF              NUMBER OF                PAID-IN     RESTRICTED   ACCUMULATED
                                      SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       STOCK        DEFICIT
                                     ---------   --------   ----------   --------   ----------   ----------   -----------
Balances, December 31, 1996........        --    $     --   66,153,439   $66,153    $  959,558     $(2,645)   $ (803,349)
Net income.........................        --          --           --        --            --          --        88,443
Other comprehensive income, net of
  tax:
  Foreign currency translation
    adjustments....................        --          --           --        --            --          --            --
  Minimum pension liability........        --          --           --        --            --          --            --
Total comprehensive income.........
Issuance of stock related to public
  offering, net....................  4,140,000    207,000           --        --        (7,558)         --            --
Increase in equity resulting from
  issuance of stock by
  subsidiary.......................        --          --           --        --        35,957          --            --
Issuance of stock related to the
  acquisitions of a minority
  interest of a subsidiary.........        --          --      250,000       250         2,719          --            --
Issuance of stock related to
  incentive plans..................        --          --    1,987,361     1,988        16,596          --            --
Dividends on 7 1/4% cumulative
  convertible preferred stock......        --          --           --        --            --          --        (3,709)
Amortization of restricted stock...        --          --           --        --            --       2,645            --
                                     ---------   --------   ----------   -------    ----------     -------    -----------
Balances, December 31, 1997........  4,140,000    207,000   68,390,800    68,391     1,007,272          --      (718,615)
Net loss...........................        --          --           --        --            --          --      (123,670)
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustments....................        --          --           --        --            --          --            --
  Minimum pension liability........        --          --           --        --            --          --            --
Total comprehensive loss...........
Issuance of stock and stock options
  related to incentive plans.......        --          --      728,041       728         5,522          --            --
Dividends on 7 1/4% cumulative
  convertible preferred stock......        --          --           --        --            --          --       (15,008)
                                     ---------   --------   ----------   -------    ----------     -------    -----------
Balances, December 31, 1998........  4,140,000    207,000   69,118,841    69,119     1,012,794          --      (857,293)
Net loss...........................        --          --           --        --            --          --      (141,983)
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustments....................        --          --           --        --            --          --            --
  Minimum pension liability........        --          --           --        --            --          --            --
Total comprehensive loss...........
Issuance of stock and valuation of
  stock
  options and warrants related to
  the
  acquisition of PLD Telekom
  Inc..............................        --          --   24,107,449    24,107        89,254          --            --
Issuance of stock and stock options
  related to incentive plans.......        --          --       58,299        59           260          --            --
Dividends on 7 1/4% cumulative
  convertible preferred stock......        --          --           --        --            --          --       (15,008)
                                     ---------   --------   ----------   -------    ----------     -------    -----------
Balances, December 31, 1999........  4,140,000   $207,000   93,284,589   $93,285    $1,102,308     $    --    $(1,014,284)
                                     =========   ========   ==========   =======    ==========     =======    ===========


                                      ACCUMULATED
                                         OTHER           TOTAL
                                     COMPREHENSIVE   COMPREHENSIVE
                                     INCOME (LOSS)      INCOME
                                     -------------   -------------
Balances, December 31, 1996........     $   (35)       $      --
Net income.........................          --           88,443
Other comprehensive income, net of
  tax:
  Foreign currency translation
    adjustments....................      (2,526)          (2,526)
  Minimum pension liability........        (805)            (805)
                                                       ---------
Total comprehensive income.........                       85,112
                                                       =========
Issuance of stock related to public
  offering, net....................          --
Increase in equity resulting from
  issuance of stock by
  subsidiary.......................          --
Issuance of stock related to the
  acquisitions of a minority
  interest of a subsidiary.........          --
Issuance of stock related to
  incentive plans..................          --
Dividends on 7 1/4% cumulative
  convertible preferred stock......          --
Amortization of restricted stock...          --
                                        -------
Balances, December 31, 1997........      (3,366)
Net loss...........................          --         (123,670)
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustments....................      (1,810)          (1,810)
  Minimum pension liability........        (904)            (904)
                                                       ---------
Total comprehensive loss...........                     (126,384)
                                                       =========
Issuance of stock and stock options
  related to incentive plans.......          --
Dividends on 7 1/4% cumulative
  convertible preferred stock......          --
                                        -------
Balances, December 31, 1998........      (6,080)
Net loss...........................          --         (141,983)
Other comprehensive loss, net of
  tax:
  Foreign currency translation
    adjustments....................       2,098            2,098
  Minimum pension liability........         608              608
                                                       ---------
Total comprehensive loss...........                    $(139,277)
                                                       =========
Issuance of stock and valuation of
  stock
  options and warrants related to
  the
  acquisition of PLD Telekom
  Inc..............................          --
Issuance of stock and stock options
  related to incentive plans.......          --
Dividends on 7 1/4% cumulative
  convertible preferred stock......          --
                                        -------
Balances, December 31, 1999........     $(3,374)
                                        =======

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc., Snapper Inc. and as of September 30, 1999, PLD Telekom Inc. (see note 2). PLD Telekom, Metromedia International Telecommunications and its majority owned subsidiary, Metromedia China Corporation, are together known as the "Communications Group". PLD Telekom has been included in the Company's results of operations since September 30, 1999. All significant intercompany transactions and accounts have been eliminated.

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those joint ventures for the 12 months ending September 30. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000 (see note 3).

In July 1997 and April 1998 the Company completed the sales of substantially all of its entertainment assets and Landmark Theatre Group, Inc., respectively (see notes 6 and 7). The transactions have been recorded as discontinuances of business segments. In addition, as of April 1, 1997, for financial statement reporting purposes, the Company was no longer qualified to treat its investment in RDM Sports Group, Inc. ("RDM") as a discontinued operation and the Company has included in its results of continuing operations the Company's share of the earnings and losses of RDM. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Georgia (see note 8).

DESCRIPTION OF THE BUSINESS

COMMUNICATIONS GROUP

The Communications Group invests in communications businesses principally in Eastern Europe and the republics of the former Soviet Union. The Communications Group holds interests in several telecommunications joint ventures in China. These ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint venture agreements of which $29.3 million has been received. The Communications Group is now developing e-commerce business opportunities in China.

During 1999 the Company continued to focus its growth strategy on opportunities in communications businesses. The convergence of cable television and telephony, and the relationship of each business to Internet access, provides the Company with new opportunities.

At December 31, 1999, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 55 operational systems, consisting of 12 cable television systems, 3 GSM wireless telephone systems (the Communications Group's interest in one of which is in the process of being sold), 2 analog wireless telephone systems, 7 fixed and other telephony networks (which include local, international and long distance telephony providers and satellite-based telephony

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
and wireless local loop operators), 17 radio broadcasting stations, 12 paging systems and 2 other telephony-related businesses.

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

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to dealers and distributors prior to and subsequent to this period, the largest volume of sales to the ultimate consumer is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

LIQUIDITY

MMG is a holding company and, accordingly, does not generate cash flows from operations. In connection with the acquisition of PLD Telekom, the Company issued 10 1/2% senior discount notes. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions, loans to its joint ventures and subsidiaries and any acquisitions. Such funding requirements are based on the anticipated funding needs of its joint ventures and subsidiaries and certain acquisitions by the Company. The ability to meet the future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company, or alternative sources of financing, and on the ability of the Communications Group's joint ventures and subsidiaries to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG.

In the near-term, the Company intends to satisfy its working capital requirements and capital commitments with available cash on hand and other alternative sources of funds, including receipt of funds from Metromedia China. However, the Communications Group's businesses are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market services. In addition, the Company will be required to pay interest on the 10 1/2% senior discount notes commencing September 30, 2002. As a result, the Company will likely require additional financing in order to satisfy its on-going working capital, debt service, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. The indenture for the Senior Notes described below permits the Company to finance the development of its communications operations. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

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

INVESTMENTS

EQUITY METHOD INVESTMENTS

Investments in other companies and joint ventures which are not majority owned, or which the Company does not control but in which it exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures". Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses of the joint venture. Equity in the losses of the joint ventures are recognized according to the percentage ownership in each joint venture until the Company's joint venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the joint venture if it is the principal funding source for the joint venture. A loss in value of an investment, which is deemed to be other than a temporary decline, is recognized as a charge to income and included in equity in losses of unconsolidated subsidiaries on the statement of operations.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Management determines the appropriate classification of investments as trading, held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999 and 1998, the Company did not have any debt and equity security investments.

INVENTORIES

Lawn and garden equipment, pager, telephony and cable inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Pager, telephony and cable inventories are calculated on the weighted-average method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives which range from 3 to 40 years. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the life of the improvements or the life of the lease, whichever is shorter.

INTANGIBLE ASSETS

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses, frequency rights, customer lists and workforce in place are amortized over periods of four to ten years using the straight-line method. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over periods of 10 (Communications Group) and 25 (Snapper) years using the straight-line method.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying amount is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that the carrying value of recorded intangibles is not impaired at December 31, 1999 (see notes 3 and 4).

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

SNAPPER

Sales of finished equipment are recognized when the products are shipped to dealers. Sales of parts are recognized when the products are shipped to distributors or dealers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

BARTER TRANSACTIONS

In connection with its radio broadcasting businesses, the Company trades commercial air time for goods and services used principally for promotional, sales and other business activities. An asset and a liability are recorded at the fair market value of the goods or services received. Barter revenue is recorded and the liability is relieved when commercials are broadcast, and barter expense is recorded and the assets are relieved when the goods or services are received or used.

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

INCOME TAXES

The Company accounts for deferred income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Deferred tax assets and liabilities

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
are measured using rates expected to be in effect when those assets and liabilities are recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK OPTION PLANS

The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company discloses the pro forma effect on net income (loss) and earnings per share as required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," recognizing as expense over the vesting period the fair value of all stock-based awards on the date of grant.

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

Under SFAS 52, the financial statements of foreign entities in highly inflationary economies are remeasured, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations are translated using the monthly

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
average exchange rates. Transaction differences resulting from the use of these different rates are included in the accompanying consolidated statements of operations as foreign currency loss.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value to the Company.

The following methods and assumptions were used in estimating the fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, RECEIVABLES, AND ACCOUNTS
  PAYABLE

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

LONG-TERM DEBT

    For long-term debt, fair values are based on quoted market prices, if available. If the debt is not traded, fair value is estimated based on the present value of expected cash flows. See note 5 for the fair values of long-term debt.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the years ended December 31, 1999, 1998, and 1997 the Company had losses from continuing operations.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION, DESCRIPTION OF THE BUSINESS, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The computation of basic earnings per share for loss from continuing operations attributable to common stockholders for the years ended December 31, 1999, 1998 and 1997 includes the Company's preferred stock dividend requirement.

The Company had for the years ended December 31, 1999, 1998 and 1997, potentially dilutive shares of common stock of 22,717,000, 19,003,000 and 19,673,000, respectively (see note 9).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, product warranty expenses, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term.

2. ACQUISITION OF PLD TELEKOM INC.

On September 30, 1999, the Company consummated the acquisition of PLD Telekom pursuant to which a wholly owned subsidiary of the Company was merged with and into PLD Telekom, with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom became a wholly owned subsidiary of the Company.

PLD Telekom is a provider of local, long distance and international telecommunications services in the republics of the former Soviet Union. Its five principal business units are: PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Teleport-TP, which provides international telecommunications services from Moscow and operates a pan-Russian satellite-based long distance network; Baltic Communications Limited, which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is a provider of wireless service in Kazakhstan; and BELCEL, which provides national wireless service in Belarus.

Holders of PLD Telekom common stock received .6353 shares of the Company's common stock for each share of PLD Telekom common stock in accordance with a formula set forth in the agreement and plan of merger. Pursuant to the agreement and plan of merger, the Company issued 24,107,449 shares of its common stock valued at $4.3125 per share.

In the agreement and plan of merger, the Company agreed to increase the size of its board of directors in connection with the consummation of the merger from 9 members to 11 members and to cause the designation of two persons as directors specified by PLD Telekom, one of whom will be nominated by

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. ACQUISITION OF PLD TELEKOM INC. (CONTINUED)
News America Incorporated ("News"), which was a 38% shareholder of PLD Telekom prior to the consummation of the merger and, following the merger is a 9.8% shareholder of the Company.

In connection with the merger, holders of all of PLD Telekom's 14% Senior Discount Notes due 2004 ($123.0 million in aggregate principal amount) and of $25.0 million in aggregate principal amount of its 9.0% Convertible Subordinated Notes due 2006 (together, the "PLD Notes") exchanged their PLD Notes and all accrued but unpaid interest on these notes through the date of the merger for $210.6 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2007 from the Company. At September 30, 1999, the carrying value of these 10 1/2% Senior Discount Notes due 2007 was $163.0 million. The Company also purchased $1.5 million in aggregate principal amount of PLD Telekom's 9.0% Convertible Subordinated Notes at a purchase price of 101% of the principal amount of such notes plus accrued but unpaid interest on such notes through the date of the merger.

Also at completion of the merger, PLD Telekom repaid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom has agreed to repay Travelers the remaining
$4.9 million due under the Old Travelers Agreement on August 30, 2000 (see note 5). In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $.01 per share. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

Also in connection with the consummation of the merger, PLD Telekom repaid approximately $6.9 million of outstanding loans and interest under a revolving credit agreement to News.

PLD Telekom also purchased the remaining shares of its subsidiary, Technocom Limited, that it did not already own from Technocom's existing minority shareholders for an aggregate purchase price of approximately $12.6 million. Technocom is now a wholly owned subsidiary of PLD Telekom.

PLD Telekom used funds held in a cash collateral account, working capital and borrowings from the Company under a revolving intercompany note to make all the payments described above.

The Company has determined that the purchase price for PLD Telekom was $305.8 million. The purchase price of $305.8 million includes the issuance of common stock, the value of existing PLD Telekom options and warrants exchanged, warrants issued to Travelers, funds advanced to PLD Telekom that were utilized in the repayment of the News credit agreement and related interest, the purchase of Technocom's minority interests, partial repayment of the Travelers debt, payment for the PLD Telekom preferred stock and working capital, issuance of 10 1/2% senior discount notes and transaction costs. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. This allocation has resulted in intangible assets and goodwill of $96.3 million and $80.3 million, respectively,

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. ACQUISITION OF PLD TELEKOM INC. (CONTINUED) which are being amortized on a straight-line basis over four to ten years and ten years, respectively. In addition, approximately $1.0 million in severance and lease termination costs have been recorded in purchase accounting. The results of operations of PLD Telekom are included in the consolidated financial statements from September 30, 1999.

The allocation of the purchase price is as follows (in thousands):

Cash........................................................  $ 9,703
Accounts receivable.........................................   12,737
Inventories.................................................    3,333
Property, plant and equipment...............................  167,586
Other investments...........................................    7,121
Intangible assets...........................................   96,272
Other assets................................................   14,018
Accounts payable and accrued expenses.......................  (38,553)
Debt........................................................  (24,056)
Minority interests..........................................  (22,677)
                                                              -------
Fair value of net assets acquired...........................  225,484
Purchase price..............................................  305,771
                                                              -------
Goodwill....................................................  $80,287
                                                              =======

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, loss from continuing operations and loss per share from continuing operations attributable to common stockholders for the years ended December 31, 1999 and 1998, and assumes that the acquisition of PLD Telekom occurred at the beginning of each period presented (in thousands, except per share amounts) (unaudited):

                                                                1999        1998
                                                              ---------   ---------
Revenues....................................................  $ 349,083   $ 385,652
                                                              =========   =========
Loss from continuing operations.............................  $(173,130)  $(183,884)
                                                              =========   =========
Loss per share from continuing operations attributable to
  common stockholders.......................................  $   (1.86)  $   (1.98)
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

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

GENERAL

The Communications Group records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) influence, at cost, net of its equity in earnings or losses. Advances to the joint ventures under the line of credit agreements between the Company or one of its subsidiaries and the joint ventures are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $234.0 million in funding of which $48.5 million in funding obligations remain at December 31, 1999. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. The results of the Communications Group's strategic review was as follows:

    - Continue to pursue a convergence strategy to develop delivery for voice and data services over its existing cable and telephony infrastructure

    - Geographically focus the Communications Group's efforts on several key countries where the Communications Group already has a significant presence, including Russia, Georgia, Romania, Latvia and Kazakhstan

    - Work towards obtaining consolidatable positions in certain of the Communications Group's principal assets

    - Develop Internet capability in the Communications Group's existing businesses and explore expansion of Internet-related businesses in Central and Eastern Europe

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
    - Develop e-commerce business opportunities in China

    - Leverage the Communications Group's existing radio brands in their markets, with a view to using them in developing its other businesses, including the development of Internet-based businesses

    - Continue to focus on cost control and reduction in corporate overhead costs

As a result of the Company's strategic review, the Company determined that certain businesses (including pre-operational businesses) in its portfolio did not meet certain of its objectives of its strategic review, such as the ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these business were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

For those equity method investments whose fair value is equal to zero, the Company will no longer record its proportionate share of any future net losses of these investees, unless the Company provides future funding. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding and is developing a strategy to maximize the value of its paging investments. In 2000, it is expected that the paging operations will continue to generate losses.

1998 IMPAIRMENT CHARGES

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

In addition, in 1998, pager inventory of $1.5 million, and $2.7 million of material relating to a promotional campaign in Romania, were written off which is included in the cost of sales in the Company's consolidated results of operations.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The following table displays a rollforward of the activity and balances of the restructuring reserve account from inception to December 31, 1999 (in thousands):

                                                                           DECEMBER 31,
                                                RESTRUCTURING                  1999
TYPE OF COST                                        COST        PAYMENTS     BALANCE
------------                                    -------------   --------   ------------
Employee separations..........................     $6,175        $  303       $5,872
Facility closings.............................      1,456            --        1,456
                                                   ------        ------       ------
                                                    7,631        $  303       $7,328
                                                                 ======       ======
Write off of fixed assets.....................        800
                                                   ------
                                                   $8,431
                                                   ======

The following table displays the components of the asset impairment charges recorded by the Company in the years ended December 31, 1999 and 1998 (in thousands):

                                                              1999       1998
                                                            --------   --------
Goodwill and other intangibles............................  $   844    $35,867
Property and equipment....................................    1,959      4,450
Equipment payment guarantee...............................    4,250         --
Investments in and advances to joint ventures.............   16,136      5,446
Inventory.................................................       --      4,174
                                                            -------    -------
                                                            $23,189    $49,937
                                                            =======    =======

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

EQUITY METHOD INVESTMENT INFORMATION

At December 31, 1999 and 1998, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                                             YEAR
                                                                                          OPERATIONS
NAME                                                   1999       1998     OWNERSHIP %   COMMENCED (1)
----                                                 --------   --------   -----------   -------------
WIRELESS TELEPHONY
Baltcom GSM, Latvia(2)(3)..........................  $ 8,348    $ 9,817           22%        1997
Magticom, Georgia(2)...............................   11,110     13,048           35%        1997
Tyumenruskom, Russia (4) (5).......................      575      2,228           46%        1999
BELCEL, Belarus....................................    1,088         --           50%        1999
                                                     -------    -------
                                                      21,121     25,093
                                                     -------    -------
FIXED TELEPHONY
Instaphone, Kazakhstan.............................      (68)     1,168           50%        1998
Caspian American Telecom, Azerbaijan (5) (6).......    3,206      5,488           37%        1999
MTR-Sviaz, Russia..................................    5,620         --           49%        1999
Telecom Georgia, Georgia...........................    4,018      5,922           30%        1994
                                                     -------    -------
                                                      12,776     12,578
                                                     -------    -------
CABLE TELEVISION
Kosmos TV, Moscow, Russia..........................    1,547      1,385           50%        1992
Baltcom TV, Riga, Latvia...........................    5,285      4,003           50%        1992
Ayety TV, Tbilisi, Georgia.........................    2,194      3,045           49%        1993
Kamalak TV, Tashkent, Uzbekistan...................    3,329      2,976           50%        1993
Sun TV, Chisinau, Moldova..........................    3,941      4,731           50%        1994
Cosmos TV, Minsk, Belarus..........................    2,783      2,934           50%        1996
Alma TV, Almaty, Kazakhstan........................    7,549      5,994           50%        1995
Teleplus, St. Petersburg, Russia (4)...............       --      1,941           45%        1998
                                                     -------    -------
                                                      26,628     27,009
                                                     -------    -------
PAGING
Baltcom Plus, Latvia (4)...........................       --         --           50%        1995
Paging One, Georgia (4)............................       --         --           45%        1994
Raduga Poisk, Nizhny Novgorod, Russia (4)..........       --         --           45%        1994
PT Page, St. Petersburg, Russia (4)................       --         --           40%        1995
Paging Ajara, Batumi, Georgia (4)..................       --         --           35%        1997
Kazpage, Kazakhstan (4)............................       --         --        26-41%        1997
Alma Page, Almaty, Kazakhstan (4)..................       --         --           50%        1995
Kamalak Paging, Tashkent, Uzbekistan...............    1,884      2,260           50%        1993
Mobile Telecom, Russia (7).........................    6,711      7,405           50%        1998
                                                     -------    -------
                                                       8,595      9,665
                                                     -------    -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                             YEAR
                                                                                          OPERATIONS
NAME                                                   1999       1998     OWNERSHIP %   COMMENCED (1)
----                                                 --------   --------   -----------   -------------
RADIO BROADCASTING
Radio Nika, Socci, Russia..........................      287        244           51%        1995
AS Trio LSL, Estonia...............................    1,514      1,903           49%        1997
                                                     -------    -------
                                                       1,801      2,147
                                                     -------    -------
PRE-OPERATIONAL (8)................................
ATK, Archangelsk, Russia (9).......................       --      1,746           81%          --
Telephony related ventures and equipment...........      954      2,612
Other..............................................    6,192      6,313
                                                     -------    -------
                                                       7,146     10,671
                                                     -------    -------
Total..............................................  $78,067    $87,163
                                                     =======    =======

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) In August 1998, the Communications Group increased its ownership in Baltcom GSM from 21% to 22% and in Magticom from 34% to 35%.

(3) At December 31, 1999, the results of Baltcom GSM were taken off the three-month lag, therefore the results and related equity in loss of the investment include 15 months of operations. The additional three months of equity pickup relating to Baltcom GSM is immaterial to the results of operations of the Company in 1999.

(4) Investment balance reflects write down of investment.

(5) At December 31, 1998, Tyumenruskom and Caspian American Telecom were classified as pre-operational.

(6) In April 1999, Caspian American Telecom became operational; however, its operational results are reported on a three-month lag. In May 1999, the Communications Group sold 2.2% of its shares of Omni-Metromedia, thereby reducing its ownership interest in Caspian American Telecom to 37%.

(7) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two additional earnout payments to be made in 2000 and 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance in 1999 and 2000, respectively, as compared to certain financial targets. The Company does not believe that any payment will be due with respect to 1999. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000. Approximately $7.0 million of the purchase price was allocated to goodwill.

(8) At December 31, 1999 and December 31, 1998, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

(9) Included in the Company's consolidated financial statements in the current period.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of September 30, 1999 and 1998 and combined statement of operations financial information for the years ended September 30, 1999, 1998 and 1997 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                                1999       1998
                                                              --------   --------
Assets:
Current assets..............................................  $ 37,611   $ 34,617
Investments in systems and equipment........................   131,592    111,114
Other assets................................................     5,642      7,103
                                                              --------   --------
      Total assets..........................................  $174,845   $152,834
                                                              ========   ========
Liabilities and Joint Ventures' Deficit:
Current liabilities.........................................  $ 46,160   $ 31,934
Amount payable under credit facility........................    98,540     66,574
Other long-term liabilities.................................    79,053     82,314
                                                              --------   --------
                                                               223,753    180,822
Joint ventures' deficit.....................................   (48,908)   (27,988)
                                                              --------   --------
      Total liabilities and joint ventures' deficit.........  $174,845   $152,834
                                                              ========   ========

COMBINED STATEMENTS OF OPERATIONS

                                                                1999       1998       1997
                                                              --------   --------   --------
Revenues....................................................  $115,088   $ 98,709   $70,418
Costs and Expenses:
Cost of sales and operating expenses........................    27,427     26,697    17,619
Selling, general and administrative.........................    55,937     50,082    35,860
Depreciation and amortization...............................    31,325     25,768    14,348
Other.......................................................        26         (5)       30
                                                              --------   --------   -------
      Total expenses........................................   114,715    102,542    67,857
                                                              --------   --------   -------
Operating income (loss).....................................       373     (3,833)    2,561
Interest expense............................................   (17,487)   (13,521)   (6,339)
Other loss..................................................      (860)    (2,384)   (2,689)
Foreign currency transactions...............................    (4,807)    (4,055)   (2,757)
                                                              --------   --------   -------
Net loss....................................................  $(22,781)  $(23,793)  $(9,224)
                                                              ========   ========   =======

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
For the years ended December 31, 1999, 1998 and 1997 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

The following tables represent summary financial information for the Company's operating unconsolidated joint ventures being grouped as indicated as of and for the years ended December 31, 1999, 1998 and 1997. For the years ended
December 31, 1999, 1998 and 1997 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                              YEAR ENDED DECEMBER 31, 1999
                                        ------------------------------------------------------------------------
                                        WIRELESS      FIXED        CABLE         RADIO
                                        TELEPHONY   TELEPHONY    TELEVISION   BROADCASTING    PAGING     TOTAL
                                        ---------   ----------   ----------   ------------   --------   --------
Revenues..............................  $ 49,172     $25,012       $27,616       $2,195      $11,093    $115,088
Depreciation and amortization.........    18,004       3,264         9,232          244          581      31,325
Operating income (loss)...............     2,027      (1,747)          697         (119)        (485)        373
Interest income.......................       151          --           279           --           --         430
Interest expense......................   (10,763)     (1,197)       (5,305)         (42)        (180)    (17,487)
Net loss..............................    (9,540)     (8,701)       (3,369)        (145)      (1,026)    (22,781)
Assets................................    98,353      37,710        33,257        1,045        4,480     174,845
Capital expenditures..................    23,323       9,865         7,716           56          576      41,536
Net investment in joint ventures......    21,121      12,776        26,628        1,801        8,595      70,921
Equity in income (losses) of
  unconsolidated investees............    (6,128)    (15,021)          329         (153)        (478)    (21,451)

                                                               YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------------------------------------------
                                        WIRELESS        FIXED         CABLE         RADIO
                                        TELEPHONY   TELEPHONY (1)   TELEVISION   BROADCASTING    PAGING     TOTAL
                                        ---------   -------------   ----------   ------------   --------   --------
Revenues..............................  $ 22,091       $30,266        $27,996       $2,134      $16,222    $ 98,709
Depreciation and amortization.........     9,384         2,546         12,056          212        1,570      25,768
Operating income (loss)...............    (5,665)        5,061         (3,737)        (125)         633      (3,833)
Interest income.......................         2            14              4           --            3          23
Interest expense......................    (6,831)       (1,286)        (4,538)         (15)        (851)    (13,521)
Net income (loss).....................   (12,821)        1,618         (8,985)        (221)      (3,384)    (23,793)
Assets................................    75,629        29,424         33,363        1,320       13,098     152,834
Capital expenditures..................    31,781         5,992         12,047          328        2,204      52,352
Net investment in joint ventures......    22,865         7,090         27,009        2,147        9,665      68,776
Equity in income (losses) of
  unconsolidated investees............    (5,867)          201         (3,877)        (108)      (7,460)    (17,111)

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                               YEAR ENDED DECEMBER 31, 1997
                                        ---------------------------------------------------------------------------
                                        WIRELESS        FIXED         CABLE         RADIO
                                        TELEPHONY   TELEPHONY (1)   TELEVISION   BROADCASTING    PAGING     TOTAL
                                        ---------   -------------   ----------   ------------   --------   --------
Revenues..............................  $  2,587       $34,272        $21,412       $2,466      $ 9,681    $ 70,418
Depreciation and amortization.........     2,380         2,179          8,857           92          840      14,348
Operating income (loss)...............    (6,761)       13,774         (4,878)         247          179       2,561
Interest income.......................        12            31              4            6            4          57
Interest expense......................    (1,046)         (842)        (3,569)         (82)        (800)     (6,339)
Net income (loss).....................    (8,129)        9,977         (9,875)         121       (1,318)     (9,224)
Assets................................    53,495        31,798         28,470        1,564        9,869     125,196
Capital expenditures..................    42,276        10,891          8,244          501          943      62,855
Net investment in joint ventures......    18,947        12,230         23,022        2,901        9,144      66,244
Equity in income (losses) of
  unconsolidated investees............    (2,027)        2,608         (7,212)         159         (761)     (7,233)

------------------------

(1) Includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the six months ended June 30, 1998 and the results of Spectrum through the year ended December 31, 1998.

In August 1998, the Communications Group formed a venture to acquire a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications, LLC. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses subject to concurrence with the Caspian American business plans. At December 31, 1999, $27.3 million of commitments remain available to Caspian American subject to concurrence with the Caspian American business plan.

During the fourth quarter of 1999, the Company determined that there was a decline in value of its investment in Caspian American that was other than temporary and has recorded the decline of $9.9 million as an impairment charge.

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

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

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

The purchase price of the Asian American Telecommunications transaction was $86.0 million. The excess of the purchase price over the fair value of the net tangible assets acquired was $69.0 million. The difference between the Company's investment balance of $18.6 million in Metromedia China prior to the acquisition of Asian American Telecommunications and 56.5% of the net equity of Metromedia China subsequent to the acquisition of Asian American Telecommunications, was recorded as an increase to paid-in surplus of $35.1 million in the consolidated statements of stockholders' equity.

At December 31, 1999 and 1998, the Company's investments in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses and distributions, were as follows (in thousands):

                                                                               YEAR          YEAR
                                                                             VENTURE      OPERATIONS
NAME                                       1999       1998     OWNERSHIP %    FORMED       COMMENCED
----                                     --------   --------   -----------   --------   ---------------
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  ("Sichuan JV").......................  $15,899    $19,292        92%         1996     1999
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  ("Chongqing JV").....................   14,001     15,504        92%         1997     1999
Ningbo Ya Mei
  Telecommunications Co., Ltd.
  ("Ningbo JV")........................    5,153     29,741        70%         1996     1997
Ningbo Ya Lian
  Telecommunications Co., Ltd.
  ("Ningbo JV II").....................    4,949      7,022        70%         1998     1998
Huaxia Metromedia Information
  Technology Co., Ltd.
  ("Huaxia JV")........................      980         --        49%         1999     Pre-operational
                                         -------    -------
                                         $40,982    $71,559
                                         =======    =======

Metromedia International Group and Metromedia International Telecommunications have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At December 31, 1999, Metromedia China owed
$63.9 million under this credit agreement (including accrued interest).

The Company's investments in telecommunications joint ventures in China were made through its majority-owned subsidiary, Asian American Telecommunications Corporation. These joint ventures supported the construction and development of telephony networks by China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibit direct foreign investment and operating participation in domestic telephone companies, the Company's joint ventures were limited to providing financing and consulting services to China Unicom under contracts. By the terms of these contracts and in return for

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) services rendered, the joint ventures were to receive payments from China Unicom based on the cash flows generated by China Unicom's network businesses. This arrangement, known as a sino-sino-foreign joint venture cooperation, was commonly accepted at the time the Company's joint ventures were formed. Since the arrangement specifically limited the joint ventures' participation in and control over China Unicom's actual business operations, Asian American Telecommunications accounted for its sino-sino-foreign joint venture investments under the equity method. The Company invested in four Chinese telecommunications joint ventures in this fashion--two in Ningbo Municipality, one in Sichuan Province and one in Chongqing City.

Beginning in mid-1998, the Chinese government unofficially began reconsidering the advisability of allowing the sino-sino-foreign joint venture cooperation arrangements undertaken by China Unicom. At that time, more than forty such cooperation contracts had been established with foreign-invested joint ventures covering China Unicom's operations in various parts of China. By mid-1999, the government reached the conclusion that China Unicom's sino-sino-foreign cooperation framework was in conflict with China's basic telecommunications regulatory policies and should henceforth cease. China Unicom was instructed to terminate or very substantially restructure all of its sino-sino-foreign joint venture cooperation contracts.

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a written notice from China Unicom stating that the Chinese government had directed China Unicom to terminate further cooperation with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In subsequent notifications from China Unicom to the Company's joint ventures, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. In its notifications, China Unicom requested that negotiations begin regarding a suitable settlement of all matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. With the issuance of these notifications, China Unicom ceased further performance under its cooperation contracts with the Company's joint ventures. However, China Unicom did make distribution of amounts owed to the Company's Ningbo Ya Mei joint venture for the first half of 1999 according to the terms of the cooperation contract. The Company, through its four joint ventures, entered into negotiations with China Unicom in September 1999 to reach suitable terms for termination of the cooperation contracts.

On November 6, 1999, the Company's four Chinese joint ventures engaged in projects with China Unicom each entered into non-binding letters of intent with China Unicom which set forth certain terms for termination of their cooperation arrangements with China Unicom. On December 3, 1999, legally binding settlement contracts incorporating substantially the terms set forth in the November letters of intent were executed between China Unicom and the four joint ventures, thereby terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. Upon receipt of this payment, China Unicom and the joint ventures will waive all of their respective relevant rights against the other party with respect to the cooperative arrangements. In addition, all assets pertinent to China Unicom's networks that are currently held by the joint ventures will be unconditionally

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) transferred to China Unicom. China Unicom effected payment to the joint ventures of the amounts prescribed in the settlement contracts on December 10, 1999. Subsequently and prior to the end of 1999, the boards of directors of the four joint ventures each passed formal resolutions to commence dissolution of the joint ventures. The Company expects such dissolution to be completed for all four joint ventures by mid-2000.

Each of the Company's China telecommunications joint ventures stopped its accounting for its share of the net distributable cash flows under the cooperation agreements with China Unicom and the amortization of the investment in the China Unicom projects effective July 1, 1999 based on the termination notices received from China Unicom.

For the period ended December 31, 1999, the four China telecommunications joint ventures have performed impairment analyses of their investments in projects with China Unicom. These analyses were based on the terms of settlement contracts the joint ventures executed with China Unicom on December 3, 1999. The joint ventures each received sufficient amounts in their settlements with China Unicom so as to recover their recorded investment balances as of December 31, 1999. Accordingly, no impairment writedowns were taken by the joint ventures during 1999.

Through December 3, 1999, the date on which settlement contracts terminated the joint ventures' further cooperation with China Unicom, the Company continued to account for its investments in its China telecommunications joint ventures under the equity method of accounting. The Company has performed an impairment analysis of its investments in and advances to joint ventures and related goodwill to determine the amount that these assets have been impaired. The Company reviewed its investment in these joint ventures for other than temporary decline and the Company has determined the related goodwill should be considered an asset to be disposed of and has estimated the fair value less costs to dispose of its investment and has stopped amortizing the balance. The Company believes that the termination of the four joint ventures' cooperation agreements with China Unicom is an event that gives rise to an accounting loss which is probable. The amount of the non-cash impairment charge is the difference between the sum of the carrying values of its investments and advances made to joint ventures plus goodwill less the Company's best estimate of total amounts it will receive from the four joint ventures through their dissolution. The Company will receive substantial portions of the China Unicom settlement payments to the joint ventures via repayment of advances and distribution of joint venture assets on dissolution. China Unicom's settlement payments to the joint ventures were made in RMB. However, the joint ventures' formation contracts and loan agreements with Asian American Telecommunications had been registered with Chinese authorities so as to assure the joint ventures' ability to convert RMB deposits into foreign exchange for payment to the Company. The Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures. As of December 31, 1999, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately $29.3 million in US Dollars from the China Unicom settlement. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at December 31, 1999 exchange rates) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. The remaining balance of goodwill at December 31, 1999 is $20.7 million. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

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

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of December 31, 1999, Asian American Telecommunications has made $980,000 of its scheduled registered capital investment. Huaxia JV received its operating license on July 5, 1999 and has begun operations. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign involvement in telecommunications activities, which are at the center of Chinese authorities' actions against the Communication Group's joint telecommunications projects with China Unicom.

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The following tables represent summary financial information for the joint ventures and their related projects in China as of and for the years ended December 31, 1999, 1998, and 1997 respectively, (in thousands):

                                                           YEAR ENDED DECEMBER 31, 1999
                                               -----------------------------------------------------
                                                NINGBO     NINGBO    SICHUAN    CHONGQING
                                                  JV       JV II        JV         JV        TOTAL
                                               --------   --------   --------   ---------   --------
Revenues.....................................  $ 1,995    $   504    $    --     $    54    $ 2,553
Depreciation and amortization................   (1,231)      (144)      (264)       (341)    (1,980)
Operating income (loss)......................      479        307       (482)       (521)      (217)
Interest expense, net........................   (2,907)      (280)      (989)       (214)    (4,390)
Net income (loss)............................    8,419      9,198      3,344       3,321     24,282
Equity in income (losses) of joint ventures
  through December 3, 1999...................       14        117       (508)       (471)      (848)
Assets.......................................   16,755     17,996     22,904      19,978     77,633

                                                            YEAR ENDED DECEMBER 31, 1998
                                               ------------------------------------------------------
                                                            NINGBO    SICHUAN    CHONGQING
                                               NINGBO JV    JV II        JV         JV        TOTAL
                                               ---------   --------   --------   ---------   --------
Revenues.....................................   $ 3,429    $    --    $    --     $    54    $ 3,483
Depreciation and amortization................     2,418         --         38         206      2,662
Operating income (loss)......................       707        (46)      (691)       (630)      (660)
Interest income (expense), net...............    (2,584)        (1)      (363)         41     (2,907)
Net loss.....................................    (1,877)       (47)    (1,054)       (589)    (3,567)
Assets.......................................    33,864      9,856     20,570      16,885     81,175
Net investment in project....................    31,332      6,399     17,028       9,491     64,250
Equity in income (losses) of joint
  ventures...................................       133        (27)      (632)       (514)    (1,040)

                                                                YEAR ENDED DECEMBER 31, 1997
                                                         ------------------------------------------
                                                          NINGBO    SICHUAN    CHONGQING
                                                            JV         JV         JV        TOTAL
                                                         --------   --------   ---------   --------
Revenues...............................................  $ 1,422    $    --     $   --     $ 1,422
Depreciation and amortization..........................    1,154         25         --       1,179
Operating income (loss)................................       56       (223)       (20)       (187)
Interest income (expense), net.........................   (1,870)        70          5      (1,795)
Net loss...............................................   (1,814)      (153)       (15)     (1,982)
Assets.................................................   36,605     11,899      7,901      56,405
Net investment in project..............................   32,669      8,815      3,791      45,275
Equity in losses of joint ventures.....................     (706)      (141)       (14)       (861)

For the years ended December 31, 1999, 1998 and 1997 the results of operations presented above are before the elimination of intercompany interest.

                      METROMEDIA INTERNATIONAL GROUP, INC.

4. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) GOLDEN CELLULAR JV

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

Golden Cellular and Metromedia China Telephony Limited entered into a settlement contract on March 3, 1998 which provided the terms for dissolution of the Golden Cellular JV. Metromedia China Telephony reimbursed Golden Cellular $876,000 for certain development expenses incurred by Golden Cellular and assigned to Golden Cellular all of Metromedia China Telephony's rights to the assets of the Beijing Metromedia-Jinfeng, valued at approximately $720,000. Certain equipment imported to China by Metromedia China Telephony was transferred out of China. Metromedia China Telephony was responsible for the costs of shipping the equipment out of China. The Company recorded $1.5 million as the cost to dissolve the Beijing Metromedia-Jinfeng, which is included in operating expenses in the 1997 consolidated statements of operations.

5. LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                                1999       1998
                                                              --------   --------
MMG
10 1/2% Senior Discount Notes, net of discount of $43.2
  million...................................................  $167,365   $    --
                                                              --------   -------
SNAPPER
Snapper Term Loan...........................................     4,000     5,000
Snapper Revolving Loan......................................    35,653    44,918
Industrial Development Bonds................................     1,000     1,000
                                                              --------   -------
                                                                40,653    50,918
                                                              --------   -------
COMMUNICATIONS GROUP
Notes payable 10 1/2%.......................................     4,920        --
                                                              --------   -------
                                                               212,938    50,918
                                                              --------   -------
Capital lease obligations and supplier financing, interest
  rates of 6% to 10%........................................    11,014       916
                                                              --------   -------
                                                               223,952    51,834
  Current portion...........................................    11,383     1,723
                                                              --------   -------
  Long-term debt............................................  $212,569   $50,111
                                                              ========   =======

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. LONG-TERM DEBT (CONTINUED)

Aggregate annual repayments of long-term debt exclusive of capital leases and supplier financing over the next five years and thereafter are as follows (in thousands):

2000........................................................  $  5,920
2001........................................................     2,000
2002........................................................     1,000
2003........................................................    36,653
2004........................................................        --
Thereafter..................................................   210,600

MMG DEBT

In connection with the acquisition of PLD Telekom, the Company issued
$210.6 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2007 (the "Senior Discount Notes") to the holders of the PLD notes pursuant to an agreement to exchange and consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders.

The terms of the Senior Discount Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes will not accrue cash interest before March 30, 2002. After this date, the Senior Discount Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year, commencing September 30, 2002. The interest on the Senior Discount Notes will be computed on the basis of a 360-day year comprised of twelve months.

The Senior Discount Notes are general senior unsecured obligations of the Company, rank senior in right of payment to all existing and future subordinated indebtedness of the Company, rank equal in right of payment to all existing and future indebtedness of the Company and will be effectively subordinated to all existing and future secured indebtedness of the Company to the extent of the assets securing such indebtedness and to all existing and future indebtedness of the Company's subsidiaries.

The Senior Discount Notes will be redeemable at the sole option of the Company on and after March 30, 2002 only at a redemption price equal to their principal amount plus accrued and unpaid interest, if any, up to but excluding the date of redemption.

Upon the occurrence of a change of control of the Company (as such term is defined in the indenture), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the accreted value of the Senior Discount Notes (if such repurchase is before March 30, 2002) or 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase (if such repurchase is after March 30, 2002).

The indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. LONG-TERM DEBT (CONTINUED)
stock, pay dividends on, or repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates or incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and contains limitations and restrictions on distributions from its subsidiaries.

The Company registered a new series of senior notes under the Securities Act of 1933, as amended, and has exchanged all of its outstanding Senior Discount Notes for such new series of senior notes which have been registered.

At December 31, 1999 the fair value of the Senior Discount Notes approximates carrying value.

In connection with the entertainment group sale in 1997 (see note 6), the Company repaid all of its then outstanding debentures. During August 1997 the Company repaid its 9 1/2% subordinated debentures, 10% subordinated debentures and 6 1/2% convertible subordinated debentures. In connection with the repayment of its outstanding debentures, the Company expensed certain unamortized discounts associated with the debentures and recognized an extraordinary loss of $13.6 million on the extinguishment of the debt.

SNAPPER

On November 11, 1998, Snapper entered into a Loan and Security Agreement with Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's obligations under an old Snapper credit agreement and for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one year renewals) and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events).

Interest under the Snapper loan agreement is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) and the prime rate plus .25% or .5% (from April 1, 2000 to the Snapper Loan agreement termination date) depending on meeting certain leverage ratios or (ii) the London interbank offered or LIBOR rate (as defined in the Snapper Loan agreement) plus 3.0% (from November 11, 1998 through
March 31, 2000) and LIBOR plus 2.50%, 2.75%, 3.00%, 3.25%, (from April 1, 2000 to the Snapper loan agreement termination date) depending on meeting certain leverage ratios. The Snapper loan agreement contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to Snapper; limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person; (ii) acquire an equity interest in another business;
(iii) enter into any contracts, leases, sales, or other transactions with any division or an affiliate of the Company, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company;
(vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and
(vii) make loans, issue additional indebtedness, or make any guarantees. In addition, Snapper is required to maintain at all

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. LONG-TERM DEBT (CONTINUED)
times as of the last day of each month a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper loan agreement is secured by a continuing security interest on all of Snapper's assets and properties.

At March 31, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement. On May 14, 1999, the lenders under the loan and security agreement waived any event of default arising from such noncompliance. At September 30, 1999, Snapper was not in compliance with all financial covenants under its loan and security agreement; the lenders waived any event of default arising from such noncompliance. At December 31, 1999, Snapper was in compliance with all bank covenants under the loan and security agreement.

On November 26, 1996, Snapper had entered into a credit agreement with AmSouth Bank of Alabama, pursuant to which AmSouth agreed to make available to Snapper a revolving line of credit up to $55.0 million, upon the terms and subject to conditions contained in such Snapper credit agreement for a period ending on January 1, 1999. This Snapper revolver was guaranteed by the Company, and was repaid on November 11, 1998.

It is assumed that the carrying value of Snapper's bank debt approximates its face value because it is a floating rate instrument.

In addition, Snapper has industrial development bonds with certain municipalities. One industrial development bond matured in 1999, and the remaining industrial development bond matures in 2001. Interest rates range from 62% to 75% of the prime rate.

COMMUNICATIONS GROUP

In connection with the acquisition of PLD Telekom, PLD Telekom entered into an amended and restated revolving credit note agreement with Travelers. PLD Telekom agreed to repay Travelers $4.9 million under the Old Travelers Agreement on August 30, 2000. The interest rate is 10 1/2%. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

At December 31, 1999 the fair value of the debt with Travelers approximates carrying value.

6. THE ENTERTAINMENT GROUP SALE

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. THE ENTERTAINMENT GROUP SALE (CONTINUED)
The net gain on sale reflected in the consolidated statement of operations for the year ended December 31, 1997 is as follows (in thousands):

Net proceeds................................................  $276,607
Net liabilities of entertainment group at May 2, 1997.......    22,089
Transaction costs...........................................    (6,000)
Income taxes................................................   (26,402)
                                                              --------
Gain on Entertainment Group sale............................  $266,294
                                                              ========

The entertainment group's revenues for the period January 1, 1997 to May 2, 1997 were $41.7 million. The entertainment group's loss from operations for the period January 1, 1997 to May 2, 1997 was $32.2 million and included an income tax benefit of $3.2 million.

The Company became involved in litigation concerning the sale of the Entertainment Group on July 10, 1997. On June 30, 1997, the plaintiffs in SIDNEY
H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court in the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. On September 23, 1999, the jury in this litigation returned a verdict of $4.5 million in compensatory damages and $3.4 million in other damages against the Company. Before the conclusion of the proceedings relating to punitive damages, the Company agreed to a settlement with the plaintiffs. Under the terms of the settlement, the Company paid $5.0 million to the plaintiffs on September 30, 1999 and is obligated to pay an additional $5.0 million on September 30, 2000 included in accrued expenses and an additional $4.0 million on September 30, 2001 included in other long-term liabilities. The settlement fully resolves all litigation among the Company and the other parties in this litigation. The future settlement payments are secured by a collateralized letter of credit of $9.0 million. For the year ended December 31, 1999, the Company has recorded a $12.8 million charge, which represents the net present value of the payments to be made, against discontinued operations in its results of operations, as a result of this settlement.

For the year ended December 31, 1998, included in discontinued operations is $8.7 million which represents a refund of tax payments made by the entertainment group in prior years.

7. SALE OF LANDMARK THEATRE GROUP

On April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Landmark Theatre Group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The Landmark sale has been recorded as a discontinuance of a business segment in the accompanying consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. SALE OF LANDMARK THEATRE GROUP (CONTINUED)
The gain on the Landmark sale reflected in the consolidated statements of operations is as follows (in thousands):

Net proceeds................................................  $ 57,298
Net assets of Landmark at November 12, 1997.................   (48,531)
Income taxes................................................    (5,115)
                                                              --------
  Gain on Landmark sale.....................................  $  3,652
                                                              ========

Landmark's revenues and income (loss) from operations for the period January 1, 1997 to November 12, 1997 were $48.7 million and ($108,000), respectively. Income (loss) from operations for the period January 1, 1997 to November 12, 1997 includes income taxes of $408,000.

8. INVESTMENT IN RDM

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter 11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy RDM's obligations to its creditors and the Company believes that it is unlikely that it will recover any distribution on account of its equity interest in RDM. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

In 1997 in connection with its investment in RDM, the Company recorded in its results of operations a reduction in its carrying value and its share of its losses of RDM of $46.1 million.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL V. FONG, ET AL., Adv. Proc.
No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. INVESTMENT IN RDM (CONTINUED)
bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper. On
February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these proceedings.

9. STOCKHOLDERS' EQUITY

PREFERRED STOCK

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 1999 and 1998.

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

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control (as defined in the certificate of designation of the preferred stock), each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date (as defined in the certificate of designation) and (ii) $8.00. In lieu of issuing

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

COMMON STOCK

As part of an acquisition in 1996, the Company issued 256,504 shares of restricted common stock to certain employees. The common stock was to vest on a pro-rata basis over a three year period ending in July 1999. The total market value of the shares at the time of issuance was treated as unearned compensation and was charged to expense over the vesting period. Unearned compensation charged to expense for 1997 was $352,000. In connection with the entertainment group sale, the 256,504 shares of restricted common stock became fully vested. The cost of $2.3 million associated with the vesting of the restricted common stock was recorded as a reduction to the entertainment group sale gain.

At December 31, 1999, the Company has reserved for future issuance shares of Common Stock in connection with the stock option plans and preferred stock listed below (in thousands):

Stock option plans..........................................   11,210
Warrants....................................................      700
Preferred stock.............................................   13,800
                                                               ------
                                                               25,710
                                                               ======

STOCK OPTION PLANS

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan. The aggregate number of shares of common stock that may be the subject of awards under the plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the plan may not exceed 250,000 in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 1999 there were approximately 3.0 million additional shares available for grant under the plan.

Following the PLD Telekom acquisition, the PLD Telekom stock options were converted into stock options exercisable for common stock of MMG in accordance with the exchange ratio.

The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 were $2.62, $6.99, and $4.33, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 87% in 1999, 77% in 1998, and 50% in 1997, expected dividend yield of zero percent, risk-free interest rate of 6.4% in 1999, 5.1% in 1998, and 5.5% in 1997 and an expected life of 4 years.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the plan for the years ended December 31, 1999 and 1997. For the year ended December 31, 1998, compensation expense of

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
$626,000 was recorded under the plan, in the consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income
(loss) would have (decreased) increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                1999        1998        1997
                                                              ---------   ---------   --------
Net income (loss) attributable to common stockholders:
  As reported...............................................  $(156,991)  $(138,678)  $84,107
  Pro forma.................................................  $(163,297)  $(144,778)  $75,925
Income (loss) per common share--Basic:
  As reported...............................................  $   (2.09)  $   (2.01)  $  1.26
  Pro forma.................................................  $   (2.17)  $   (2.10)  $  1.13

Pro forma net income reflects only options granted from 1996 through 1999.

Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

                                                                       WEIGHTED
                                                         NUMBER        AVERAGE
                                                        OF SHARES   EXERCISE PRICE
                                                        ---------   --------------
Balance at December 31, 1996..........................    4,579         $10.09
Options granted.......................................    6,629         $ 8.75
Options exercised.....................................   (2,333)        $ 9.23
Options forfeited.....................................     (234)        $10.22
Options cancelled.....................................   (2,768)        $12.75
                                                         ------
Balance at December 31, 1997..........................    5,873         $ 7.66
Options granted.......................................      327         $11.17
Options exercised.....................................     (728)        $ 7.72
Options forfeited.....................................     (269)        $16.00
                                                         ------
Balance at December 31, 1998..........................    5,203         $ 7.44
Transfer of options in acquisition of PLD Telekom.....    2,863         $ 5.68
Options granted.......................................      500         $ 3.94
Options exercised.....................................      (20)        $ 5.41
Options forfeited.....................................     (329)        $ 9.07
                                                         ------
Balance at December 31, 1999..........................    8,217         $ 6.55
                                                         ======

At December 31, 1999, 1998, 1997, the number of stock options exercisable was 6,311,000, 2,831,000, and 2,573,000 respectively, and the weighted-average exercise price of these options was $6.34, $6.63 and $6.99, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. STOCKHOLDERS' EQUITY (CONTINUED)
The following table summarizes information about the stock options outstanding at December 31, 1999 (in thousands except per share amounts):

                                             OPTIONS OUTSTANDING
                               ------------------------------------------------        OPTIONS EXERCISABLE
                                                    WEIGHTED-                     -----------------------------
                                    NUMBER           AVERAGE                           NUMBER         WEIGHTED-
                                  OUTSTANDING       REMAINING       WEIGHTED         EXERCISABLE       AVERAGE
RANGE OF                              AT           CONTRACTUAL      AVERAGE              AT           EXERCISE
EXERCISE PRICES                DECEMBER 31, 1999      LIFE       EXERCISE PRICE   DECEMBER 31, 1999     PRICE
---------------                -----------------   -----------   --------------   -----------------   ---------
$1.08-$5.41..................        3,025             7.9           $ 3.84             2,605          $ 3.82
$6.30-$9.84..................        5,029             7.7           $ 8.00             3,586          $ 7.99
$11.69-$12.59................          163             7.5           $11.97               120          $12.05

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

WARRANTS

In connection with the acquisition of PLD Telekom, the Company issued to Travelers 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $0.01 per share.

10. INCOME TAXES

The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. INCOME TAXES (CONTINUED)
Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of the following (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
Federal...........................................   $   --    $(1,615)   $(9,935)
State and local...................................       --         --      1,982
Foreign...........................................    1,215      1,257        914
                                                     ------    -------    -------
Current...........................................    1,215       (358)    (7,039)
Deferred..........................................       --         --      1,812
                                                     ------    -------    -------
                                                     $1,215    $  (358)   $(5,227)
                                                     ======    =======    =======

The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 applies to continuing operations.

The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided.

The Company had pre-tax losses from foreign operations of $26.5 million, $38.4 million, and $23.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Pre-tax losses from domestic operations were $114.2 million, $97.9 million, and $112.9 million for the years ended
December 31, 1999, 1998, and 1997, respectively.

State and local income tax expense for the year ended December 31, 1997 includes an estimate for franchise and other state tax levies required in jurisdictions which do not permit the utilization of the Company's net operating loss carryforwards to mitigate such taxes. Foreign tax expense for the years ended December 31, 1999, 1998 and 1997 reflects estimates of withholding and remittance taxes.

The temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) at December 31, 1999 and 1998 are as follows (in thousands):

                                                           1999        1998
                                                         ---------   --------
Net operating loss carryforward........................  $  98,417   $ 67,887
Allowance for doubtful accounts........................      1,311      2,912
Reserves for self-insurance............................      7,255      8,512
Investment in equity investee..........................     28,425     28,425
Purchase of safe harbor lease investment...............     (5,677)    (6,216)
Minimum tax credit (AMT) carryforward..................     13,036     13,036
Other reserves.........................................      9,290     11,422
Other..................................................         76     (2,432)
                                                         ---------   --------
Subtotal before valuation allowance....................    152,133    123,546
Valuation allowance....................................   (152,133)  (123,546)
                                                         ---------   --------
Deferred taxes.........................................  $      --   $     --
                                                         =========   ========

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. INCOME TAXES (CONTINUED)
The net change in the total valuation allowance for the years ended
December 31, 1999, 1998, and 1997 was an increase of $28.5 million, a decrease of $1.3 million and an increase of $23.4 million, respectively.

The Company's income tax expense (benefit) for the years ended December 31, 1999 and 1998, differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense (benefit). The reasons for these differences are explained in the following table (in thousands):

                                                   1999       1998       1997
                                                 --------   --------   --------
Benefit based upon federal statutory rate of
  35%..........................................  $(49,269)  $(47,720)  $(47,645)
Foreign taxes in excess of federal credit......     1,215      1,257        914
Amortization of goodwill.......................    19,851      6,340      1,729
Foreign operations.............................     9,286     13,458      8,126
Change in valuation allowance..................    (2,605)    10,572     17,370
Equity in losses of joint ventures.............     8,201      9,036      7,616
Minority interest of consolidated
  subsidiaries.................................    (9,428)    (3,450)    (3,112)
Impact of alternative minimum tax..............        --      1,211      7,452
Current year operating losses not benefited....    20,502         --         --
Other, net.....................................     3,462      8,938      2,323
                                                 --------   --------   --------
Income tax expense (benefit)...................     1,215   $   (358)  $ (5,227)
                                                 ========   ========   ========

At December 31, 1999 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $281.1 million and $13.0 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

Under Section 382 of the Internal Revenue Code, annual limitations will apply to the use of the pre-October 1, 1999 net operating loss carryforwards of PLD Telekom Inc. (and subsidiaries included in its consolidated Federal income tax return). This annual limitation approximates $6.0 million per year.

The use by the Company of the pre-November 1, 1995 net operating loss carryforwards from the business combination consummated on November 1, 1995 reported by The Actava Group, Inc. and Metromedia International Telecommunications (and the subsidiaries included in their respective affiliated groups of corporations which filed consolidated Federal income tax returns with Actava and Metromedia International Telecommunications as the parent corporations) are subject to certain limitations as a result of the business combination, respectively.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

10. INCOME TAXES (CONTINUED)
The use of pre-November 1, 1995 losses of Metromedia International Telecommunications is also separately limited by the income and gains recognized by the corporations that were members of the Metromedia International Telecommunications affiliated groups. Under proposed Treasury regulations, such pre-November 1, 1995 losses of any such former members of such group, are usable on an aggregate basis to the extent of the income and gains of such former members of such group.

As a result of the November 1, 1995 business combination, the Company succeeded to approximately $92.2 million of pre-November 1, 1995 losses of Actava.
SFAS 109 requires assets acquired and liabilities assumed to be recorded at their "gross" fair value. Differences between the assigned values and tax bases of assets acquired and liabilities assumed in purchase business combinations are temporary differences under the provisions of SFAS 109. To the extent all of the Actava intangibles are eliminated, when the pre-November 1, 1995 losses are utilized they will reduce income tax expense.

11. EMPLOYEE BENEFIT PLANS

The Communications Group and Snapper have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. The Communications Group matches 50% of the amounts contributed by plan participants up to 6% of their compensation. Snapper's employer match is determined each year, and in 1999, 1998 and 1997, such amount for employees of the non-bargaining defined contribution plan was 50% of the first 6% of compensation contributed by each participant. In April 1999, Snapper implemented a defined contribution plan for all bargaining unit employees. In 1999, under Snapper's bargaining unit plan, Snapper matched 25% of the first 4% of compensation contributed by each participant. The Company's contribution expense for the years ended
December 31, 1999, 1998, and 1997 was $492,000, $517,000, and $527,000,
respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing contributions were approved by management for the years ended December 31, 1999, 1998 and 1997. Snapper sponsors a defined benefit pension plan which covers substantially all bargaining unit employees. Benefits are based upon the employee's years of service multiplied by fixed dollar amounts. Snapper's funding policy is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plan's members and keep the plan actuarially sound.

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

The net periodic pension cost and net periodic post-retirement benefit income for the years ended December 31, 1999 and 1998 amounted to $85,000 and $17,000 and $110,000 and $21,000, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

11. EMPLOYEE BENEFIT PLANS (CONTINUED)
Snapper's defined benefit plan's projected benefit obligation and fair value of plan assets at December 31, 1999 and 1998 were $6.7 million and $7.4 million and $7.5 million and $7.7 million, respectively. Accrued post-retirement benefit costs at December 31, 1999 and 1998 were $3.1 million and $3.0 million, respectively. Disclosures regarding the reconciliation of benefit obligations, fair value of plan assets and the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 1999 and 1998.

12. BUSINESS SEGMENT DATA

The business activities of the Company consist to two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. Until recently, the Company also held interests in several telecommunications joint ventures in China. Those joint ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $90.1 million (based on the December 31, 1999 exchange rate) in settlement of all claims under the joint venture agreements. The Communications Group is continuing to develop e-commerce business opportunities in China.

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

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. In addition, through the year ended December 31, 1999 the Company evaluates the performance of the Communications Group's operating segments in Eastern Europe and the republics of the former Soviet Union on a combined basis.

Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

The Company's segment information is set forth as of and for the years ended December 31, 1999, 1998 and 1997 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. BUSINESS SEGMENT DATA (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                          THE REPUBLICS OF THE FORMER SOVIET UNION
                                   --------------------------------------------------------------------------------------
                                   WIRELESS      FIXED       CABLE         RADIO                    SEGMENT
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    HEADQUARTERS    TOTAL
                                   ---------   ---------   ----------   ------------   --------   ------------   --------
COMBINED
Revenues.........................  $ 53,704     $43,409      $33,171      $16,910      $ 14,143     $  2,490     $163,827
Restructuring and asset
  impairment charge..............        --          --           --          251         1,926       13,825       16,002
Depreciation and amortization....    19,620       7,290       11,233        4,244         1,028       12,600       56,015
Operating income (loss)..........     1,229      (6,305)         147       (5,823)       (4,160)     (53,265)     (68,177)

CONSOLIDATED
Revenues.........................  $  4,532     $18,397      $ 5,555      $14,715      $  3,050     $  2,490     $ 48,739
Gross profit.....................
Restructuring and asset
  impairment charge..............        --          --           --          251         1,926       13,825       16,002
Depreciation and amortization....     1,616       4,026        2,001        4,000           447       12,600       24,690
Operating income (loss)..........      (798)     (4,558)        (550)      (5,704)       (3,675)     (53,265)     (68,550)

UNCONSOLIDATED JOINT VENTURES
Revenues.........................  $ 49,172     $25,012      $27,616      $ 2,195      $ 11,093           --     $115,088
Depreciation and amortization....    18,004       3,264        9,232          244           581           --       31,325
Operating income (loss)..........     2,027      (1,747)         697         (119)         (485)          --          373
Net income (loss)................    (9,540)     (8,701)      (3,369)        (145)       (1,026)          --      (22,781)
Equity in income (losses) of
  unconsolidated investees.......    (6,128)    (15,021)         329         (153)         (478)          --      (21,451)
Loss on disposition of
  business.......................                                                                                    (243)
Foreign currency loss............                                                                                  (4,126)
Minority interest................                                                                                     712
Interest expense.................
Interest income..................
Income tax expense...............
Discontinued operations..........
Net loss.........................
Capital expenditures.............                                                                                   3,287
Assets at December 31, 1999......                                                                                 537,279


                                   COMMUNICATIONS
                                       GROUP-                   CORPORATE
                                       CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Restructuring and asset
  impairment charge..............
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $     --      $216,050     $    --        $264,789
Gross profit.....................                     72,373
Restructuring and asset
  impairment charge..............       45,682            --          --          61,684
Depreciation and amortization....        1,724         6,173          21          32,608
Operating income (loss)..........      (55,861)       12,443      (6,333)       (118,301)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
Net income (loss)................
Equity in income (losses) of
  unconsolidated investees.......         (848)           --          --         (22,299)
Loss on disposition of
  business.......................           --            --          --            (243)
Foreign currency loss............           --            --          --          (4,126)
Minority interest................       26,226            --          --          26,938
Interest expense.................                                                (17,265)
Interest income..................                                                  7,304
Income tax expense...............                                                 (1,215)
Discontinued operations..........                                                (12,776)
                                                                                --------
Net loss.........................                                               $(141,983)
                                                                                ========
Capital expenditures.............           33         2,473          --        $  5,793
Assets at December 31, 1999......       66,451       118,259      54,865        $776,854

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. BUSINESS SEGMENT DATA (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                          THE REPUBLICS OF THE FORMER SOVIET UNION
                                   --------------------------------------------------------------------------------------
                                   WIRELESS      FIXED       CABLE         RADIO                    SEGMENT
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    HEADQUARTERS    TOTAL
                                   ---------   ---------   ----------   ------------   --------   ------------   --------
COMBINED
Revenues.........................  $ 22,091     $33,466      $31,440      $19,215      $ 20,426     $  2,279     $128,917
Depreciation and amortization....     9,384       3,027       13,597        1,440         3,161        5,784       36,393
Operating income (loss)..........    (5,665)      4,875       (5,212)       1,046       (19,999)     (87,519)    (112,474)

CONSOLIDATED
Revenues.........................  $     --     $ 3,200      $ 3,444      $17,081      $  4,204     $  2,279     $ 30,208
Gross profit.....................
Asset impairment charge..........        --          --           --           --         6,280       34,037       40,317
Depreciation and amortization....        --         481        1,541        1,228         1,591        5,784       10,625
Operating income (loss)..........        --        (186)      (1,475)       1,171       (20,632)     (87,519)    (108,641)

UNCONSOLIDATED JOINT VENTURES
Revenues.........................  $ 22,091     $30,266      $27,996      $ 2,134      $ 16,222     $     --     $ 98,709
Depreciation and amortization....     9,384       2,546       12,056          212         1,570           --       25,768
Operating income (loss)..........    (5,665)      5,061       (3,737)        (125)          633           --       (3,833)
Net income (loss)................   (12,821)      1,618       (8,985)        (221)       (3,384)          --      (23,793)
Equity in income (losses) of
  unconsolidated investees.......    (5,867)        201       (3,877)        (108)       (7,460)          --      (17,111)
Gain on disposition of business,
  net............................                                                                                   5,527
Foreign currency loss............                                                                                    (137)
Minority interest................                                                                                   1,527
Interest expense.................
Interest income..................
Income tax benefit...............
Discontinued operations..........
Net loss.........................
Capital expenditures.............                                                                                   7,338
Assets at December 31, 1998......                                                                                 196,677


                                   COMMUNICATIONS
                                       GROUP-                   CORPORATE
                                       CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $     --      $210,084     $    --        $240,292
Gross profit.....................                     62,690
Asset impairment charge..........           --            --          --          40,317
Depreciation and amortization....        3,226         6,728           9          20,588
Operating income (loss)..........      (14,504)       (7,607)        896        (129,856)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................     $  3,483
Depreciation and amortization....        2,662
Operating income (loss)..........         (660)
Net income (loss)................       (3,567)
Equity in income (losses) of
  unconsolidated investees.......       (1,040)           --          --         (18,151)
Gain on disposition of business,
  net............................           --            --          --           5,527
Foreign currency loss............           --            --          --            (137)
Minority interest................        8,331            --          --           9,858
Interest expense.................                                                (16,331)
Interest income..................                                                 12,746
Income tax benefit...............                                                    358
Discontinued operations..........                                                 12,316
                                                                                --------
Net loss.........................                                               $(123,670)
                                                                                ========
Capital expenditures.............          155         3,907          --        $ 11,400
Assets at December 31, 1998......      139,726       132,647     140,591        $609,641

                      METROMEDIA INTERNATIONAL GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. BUSINESS SEGMENT DATA (CONTINUED)

                          YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                          THE REPUBLICS OF THE FORMER SOVIET UNION
                                   --------------------------------------------------------------------------------------
                                   WIRELESS      FIXED       CABLE         RADIO                    SEGMENT
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    HEADQUARTERS    TOTAL
                                   ---------   ---------   ----------   ------------   --------   ------------   --------
COMBINED
Revenues.........................  $  2,587     $34,870      $23,314      $16,015      $ 12,999     $  1,885     $ 91,670
Depreciation and amortization....     2,380       2,268        9,648          699         1,630        4,906       21,531
Operating income (loss)..........    (6,761)     13,919       (6,831)       4,182        (3,905)     (39,440)     (38,836)

CONSOLIDATED
Revenues.........................  $     --     $   598      $ 1,902      $13,549      $  3,318     $  1,885     $ 21,252
Gross profit.....................
Depreciation and amortization....        --          89          791          607           790        4,906        7,183
Operating income (loss)..........        --         145       (1,953)       3,935        (4,084)     (39,440)     (41,397)

UNCONSOLIDATED JOINT VENTURES
Revenues.........................  $  2,587     $34,272      $21,412      $ 2,466      $  9,681     $     --     $ 70,418
Depreciation and amortization....     2,380       2,179        8,857           92           840           --       14,348
Operating income (loss)..........    (6,761)     13,774       (4,878)         247           179           --        2,561
Net income (loss)................    (8,129)      9,977       (9,875)         121        (1,318)          --       (9,224)
Equity in income (losses) of
  unconsolidated investees.......    (2,027)      2,608       (7,212)         159          (761)          --       (7,233)
Foreign currency gain (loss).....                                                                                    (770)
Minority interest................                                                                                     561
Interest expense.................
Interest income..................
Income tax benefit...............
Discontinued operations..........
Extraordinary items..............
Net income.......................
Capital expenditures.............                                                                                   4,429
Assets at December 31, 1997......                                                                                 227,679


                                   COMMUNICATIONS
                                       GROUP-                   CORPORATE
                                       CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $     --      $183,076     $    --        $204,328
Gross profit.....................                     59,080
Depreciation and amortization....        2,566         6,973          12          16,734
Operating income (loss)..........      (17,871)      (15,246)     (5,561)        (80,075)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................     $  1,422
Depreciation and amortization....        1,179
Operating income (loss)..........         (187)
Net income (loss)................       (1,982)
Equity in income (losses) of
  unconsolidated investees.......         (861)           --     (45,056)        (53,150)
Foreign currency gain (loss).....           56            --          --            (714)
Minority interest................        8,332            --          --           8,893
Interest expense.................                                                (20,922)
Interest income..................                                                  9,840
Income tax benefit...............                                                  5,227
Discontinued operations..........                                                234,036
Extraordinary items..............                                                (14,692)
                                                                                --------
Net income.......................                                               $ 88,443
                                                                                ========
Capital expenditures.............          403         5,619          --        $ 10,451
Assets at December 31, 1997......      118,758       167,858     274,977        $789,272

                      METROMEDIA INTERNATIONAL GROUP, INC.

12. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations in different geographic locations for 1999, 1998, and 1997 is as follows (in thousands):

                                                   1999                  1998                  1997
                                            -------------------   -------------------   -------------------
COUNTRY                                      ASSETS    REVENUES    ASSETS    REVENUES    ASSETS    REVENUES
-------                                     --------   --------   --------   --------   --------   --------
Austria...................................  $     --   $   537    $  1,049   $   802    $  6,710   $   179
Azerbaijan................................     3,274        --       5,172        --          --        --
Belarus...................................     6,985       212       2,934        --       2,135        --
Czech Republic............................     3,117     1,459       3,527       912       2,986       220
Estonia...................................     1,636       731       2,026     1,008       4,943       667
Georgia...................................    19,372       371      24,412       180      18,911        --
Germany...................................     1,555       142       4,941       114       5,038        36
Hungary...................................     5,469     6,653       6,288     6,799       8,154     8,477
Indonesia.................................        --        --          --        --          20        --
Kazakhstan................................    63,432     4,318       7,162        --       6,840        --
Krgystan..................................     1,668        11          --        --          --        --
Latvia....................................    14,029       632      14,219       668      19,786        --
Lithuania.................................     1,643     1,103       2,141       610       2,375       296
Moldova...................................     4,147        --       4,896        --       4,673        --
People's Republic of China (1)............    66,451        --     139,726        --     118,758        --
Portugal..................................        --        --          --        --       6,581       598
Romania...................................    10,470     4,814       6,115     4,534       9,412     4,079
Russia....................................   256,304    23,793      17,676     7,905       4,601     3,406
Ukraine...................................       975       721       3,640        87          --        --
United Kingdom............................       226        --       1,568     3,492      11,463       543
United States (2).........................   137,765     3,242      83,675     3,097     107,883     2,751
Uzbekistan................................     5,212        --       5,236        --       5,168        --
                                            --------   -------    --------   -------    --------   -------
                                            $603,730   $48,739    $336,403   $30,208    $346,437   $21,252
                                            ========   =======    ========   =======    ========   =======

------------------------

(1) The Communications Group is dissolving four of its China joint ventures pursuant to the termination of these ventures' cooperation contracts with China Unicom. For the year ended December 31, 1999, the Company wrote down $45.7 million of the goodwill associated with these telecommunications ventures.

(2) Includes goodwill of $123.6 million, $54.5 million and $89.0 million at December 31, 1999, 1998, and 1997, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

13. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at December 31, 1999 and 1998 was $2.9 million and $2.2 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED)
INVENTORIES

Inventories consist of the following as of December 31, 1999 and 1998 (in thousands):

                                                              1999       1998
                                                            --------   --------
Snapper:
  Raw materials...........................................  $11,346    $ 8,388
  Finished goods..........................................   40,380     55,488
                                                            -------    -------
                                                             51,726     63,876
  LIFO reserve............................................       --     (1,660)
                                                            -------    -------
                                                             51,726     62,216
                                                            =======    =======
Telecommunications:
  Pagers..................................................      152         --
  Telephony...............................................    2,934         --
  Cable...................................................      397        561
                                                            -------    -------
                                                              3,483        561
                                                            -------    -------
                                                             55,209    $62,777
                                                            =======    =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 and 1998 consists of the following (in thousands):

                                                             1999       1998
                                                           --------   --------
Land.....................................................  $  1,441   $ 1,224
Buildings and improvements...............................    14,171     7,274
Machinery and equipment..................................   202,324    41,263
Leasehold improvements...................................     1,956       967
Construction in progress.................................     2,606        --
                                                           --------   -------
                                                            222,498    50,728
Less: Accumulated depreciation and amortization..........    31,480    14,661
                                                           --------   -------
                                                           $191,018   $36,067
                                                           ========   =======

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED) INTANGIBLE ASSETS

Intangible assets at December 31, 1999 and 1998 consist of the following (in thousands):

                                                            1999       1998
                                                          --------   --------
Goodwill................................................  $195,661   $166,673
Licenses................................................    98,957     12,765
Workforce in place......................................     2,259         --
Customer lists..........................................     2,899         --
Broadcast rights and other..............................     2,821        780
                                                          --------   --------
                                                           302,597    180,218
Less: Accumulated amortization..........................    28,572     20,688
                                                          --------   --------
                                                          $274,025   $159,530
                                                          ========   ========

The Company has reviewed the amortization periods for its goodwill and other intangibles associated with licenses for its operations in Eastern Europe and the republics of the former Soviet Union and has revised these amortization periods from 25 years to 10 years commencing in the quarter ending
September 30, 1999. The change in estimate has been accounted for prospectively and will result in additional annual amortization expense of approximately
$4.4 million. In addition, as discussed more fully in note 4, as a result of the termination of its telecommunications joint ventures in China the Company wrote off $45.7 million of goodwill.

ACCRUED EXPENSES

Accrued expenses at December 31, 1999 and 1998 consist of the following (in thousands):

                                                              1999       1998
                                                            --------   --------
Accrued salaries and wages................................  $ 5,148    $ 4,812
Accrued taxes.............................................   11,944      3,309
Accrued interest..........................................    1,507      1,696
Self-insurance reserves...................................   19,822     23,311
Accrued warranty costs....................................    4,831      4,420
Accrued settlement costs..................................    4,632         --
Accrued restructuring costs...............................    7,328         --
Other.....................................................   30,315     25,781
                                                            -------    -------
                                                            $85,527    $63,329
                                                            =======    =======

SELF-INSURANCE RESERVES

For the year ended December 31, 1998, the Company revised the estimated value of its self-insured workers' compensation and product liability claims based on its claims experience, which resulted in a $6.6 million reduction in the reserve at December 31, 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

13. OTHER CONSOLIDATED FINANCIAL STATEMENT INFORMATION (CONTINUED) RESEARCH AND DEVELOPMENT AND ADVERTISING COSTS

Research and development costs for the years ended December 31, 1999, 1998 and 1997 were $3.0 million, $3.0 million and $3.8 million, respectively. The Company's advertising costs for the years ended December 31, 1999, 1998, and 1997 were $24.9 million, $24.9 million, and $19.8 million, respectively.

TAX EFFECTS ALLOCATED TO EACH COMPONENT OF OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 1999, 1998, and 1997 is as follows (in thousands):

                                               PRE-TAX    TAX (EXPENSE)   NET-OF-TAX
                                                AMOUNT     OR BENEFIT       AMOUNT
                                               --------   -------------   ----------
Year ended December 31, 1999:
Foreign currency translation adjustments.....  $ 2,098       $   --         $ 2,098
Minimum pension liability....................      608           --             608
                                               -------       ------         -------
Other comprehensive income...................  $ 2,706       $   --         $ 2,706
                                               =======       ======         =======
Year ended December 31, 1998:
Foreign currency translation adjustments.....  $(1,810)      $   --         $(1,810)
Minimum pension liability....................     (904)          --            (904)
                                               -------       ------         -------
Other comprehensive income...................  $(2,714)      $   --         $(2,714)
                                               =======       ======         =======
Year ended December 31, 1997:
Foreign currency translation adjustments.....  $(3,939)      $1,413         $(2,526)
Minimum pension liability....................   (1,238)         433            (805)
                                               -------       ------         -------
Other comprehensive loss.....................  $(5,177)      $1,846         $(3,331)
                                               =======       ======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                     1999       1998       1997
                                                   --------   --------   --------
Cash paid during the year for:
Interest.........................................  $12,665    $16,482    $22,434
                                                   =======    =======    =======
Taxes............................................  $ 2,324    $ 2,091    $26,200
                                                   =======    =======    =======

Interest expense includes amortization of debt discount of $4.5 million and $1.7 million for the years ended December 31, 1999 and 1997, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

The Company is obligated under various operating and capital leases. Total rent expense amounted to $5.8 million, $5.8 million and $4.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Plant, property and equipment included capital leases of $1.4 million and $2.4 million, and related accumulated amortization of $285,000 and $873,000, at December 31, 1999 and 1998, respectively.

Minimum rental commitments under non-cancelable leases and supplier financing are set forth in the following table (in thousands):

                                                 CAPITAL LEASES
                                                      AND
YEAR                                           SUPPLIER FINANCING   OPERATING LEASES
----                                           ------------------   ----------------
2000.........................................        $ 5,796            $ 6,289
2001.........................................          3,241              4,179
2002.........................................          1,746              2,631
2003.........................................            999              1,841
2004.........................................            395              1,184
Thereafter...................................             --              2,008
                                                     -------            -------
Total........................................         12,177            $18,132
                                                                        =======
Less: amount representing interest...........          1,163
                                                     -------
Present value of future minimum lease
  payments...................................        $11,014
                                                     =======

Certain of the Company's subsidiaries have employment contracts with various officers, with remaining terms of up to 3 years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 1999 under such contracts is approximately $4.6 million.

The Company pays a management fee to Metromedia for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.8 million, $3.5 million, and $3.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The management fee commitment for the year ended December 31, 2000 is $3.8 million.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 1999, non-cancelable commitments under these agreements amounted to approximately $7.9 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require the Company to repurchase new and unused equipment from them, if they acquire inventory through a dealer default and the inventory is not able to be sold to another dealer. At December 31, 1999, there was approximately $95.0 million outstanding under this floor-plan financing arrangement. The Company guarantees the payment obligation of Snapper under this agreement to the third party financing company.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries (including PLD Telekom Inc.) to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate is extremely high. Inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value.

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

The value of the currencies in the countries in which the Communications Group operates tends to fluctuate, sometimes significantly. For example, during 1998 and 1999, the value of the Russian Rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

During 1997 and 1998, the Company made several investments in telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These ventures were terminated in late 1999 and agreements were entered into in December 1999 terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at December 31, 1999 exchange rates) of which $29.3 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 1999, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED) decision on reissuance is pending. Certain other licenses held or used by the Communications Group's joint ventures will expire during 2000. The Company's joint ventures will apply for renewals of their licenses.

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

As part of its ongoing strategic review, in late 1999 the Company reevaluated the operations of Caspian American in order to ascertain the requirement to account for impairment losses. In view of the low quantity of potential customers in the region in which the business operates and limited scope for growth, it was determined that an impairment loss of $9.9 million was required in 1999 relating to the Company's investment in Caspian American. The venture has developed a revised operating plan to stabilize its operations and minimize future funding requirements until potential restructuring options have been fully explored.

As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS system cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

Following a reevaluation of the venture's operations as part of the Company's ongoing strategic reviews, in 1999, $3.8 million of the Company's investment in this venture was recorded as an impairment change in view of its low profitability and limited scope for improvement and $4.3 million was accrued for in connection with a payment guarantee.

CREDIT CONCENTRATIONS

The Communications Group's trade receivables do not represent significant concentrations of credit risk at December 31, 1999, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

No single customer represents a significant concentration of credit risk for Snapper at December 31, 1999 and 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
Certain customers account for a significant portion of the total revenues of certain of the Communications Group's telephony operations and the loss of these customers would materially and adversely affect their results of operations.

In addition, several of the Communications Group's customers, interconnect parties or local operators experience liquidity problems from time to time. The Group's dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

FINANCIAL GUARANTEES

The Company has guaranteed certain indebtedness of one of the Company's wireless telecommunications joint ventures. The total guarantee is for $25.0 million of which $19.1 million has been borrowed at December 31, 1999.

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

LETTERS OF CREDIT

At December 31, 1999 the Company had $20.1 million of outstanding letters of credit which principally collateralize certain liabilities under the Company's self-insurance program.

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

ENVIRONMENTAL PROTECTION

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 1999 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 1999. As of

                      METROMEDIA INTERNATIONAL GROUP, INC.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
December 31, 1999, the Company had a remaining reserve of approximately
$2.1 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

The Company, through a wholly-owned subsidiary, owns approximately 17 acres of real property located in Opelika, Alabama. The Opelika Property was formerly owned by Diversified Products Corporation, a former subsidiary of the Company, and was transferred to a wholly-owned subsidiary of the Company in connection with the sale of the Company's former sporting goods business to RDM. Diversified Products previously used the Opelika property as a storage area for stockpiling cement, sand, and mill scale materials needed for or resulting from the manufacture of exercise weights. In June 1994, Diversified Products discontinued the manufacture of exercise weights and no longer needed to use the Opelika property as a storage area. In connection with the sale to RDM, RDM and the Company agreed that the Company, through a wholly-owned subsidiary, would acquire the Opelika property, together with any related permits, licenses, and other authorizations under federal, state and local laws governing pollution or protection of the environment. In connection with the closing of the sale, the Company and RDM entered into an Environmental Indemnity Agreement under which the Company agreed to indemnify RDM for costs and liabilities resulting from the presence on or migration of regulated materials from the Opelika property. The Company's obligations under the indemnity agreement with respect to the Opelika property are not limited. The indemnity agreement does not cover environmental liabilities relating to any property now or previously owned by Diversified Products except for the Opelika property. On January 22, 1996, the Alabama Department of Environmental Management advised the Company that the Opelika property contains an "unauthorized dump" in violation of Alabama environmental regulations. The letter from the Department of Environmental Management required the Company to present for the Department's approval a written environmental remediation plan for the Opelika property. The Company retained an environmental consulting firm to develop an environmental remediation plan for the Opelika property. In 1997, the Company received the consulting firm's report. The Company has conducted a grading and capping in accordance with the remediation plan and has reported to the Department of Environmental Management that the work was successfully completed. The Company has proposed to the Department an accelerated ground water monitoring schedule. If the Department responds favorably, the Company anticipates closure of this site in 1999. The Company believes its reserve of $59,000 will be adequate to cover any further costs.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for the quarterly periods in 1999 and 1998 is presented below (in thousands, except per share amounts):

                                                 FIRST QUARTER OF          SECOND QUARTER OF
                                                -------------------   ---------------------------
                                                  1999       1998       1999               1998
                                                --------   --------   --------           --------
Revenues......................................  $ 67,642   $ 60,219   $ 65,005           $ 74,239
Operating loss................................    (9,746)   (17,143)    (6,368)           (23,193)
Equity in losses of unconsolidated
  investees...................................    (1,685)    (5,500)    (4,248)            (2,145)
Loss from continuing operations attributable
  to common stockholders (a)..................   (15,022)   (26,715)   (15,359)           (25,941)
Income (loss) from discontinued operations....        --         --         --              5,267 (b)
Net loss attributable to common
  stockholders................................   (15,022)   (26,715)   (15,359)           (20,674)
Income (loss) per common share--Basic:
  Continuing operations.......................  $  (0.22)  $  (0.39)  $  (0.22)          $  (0.38)
  Discontinued operations.....................  $     --   $     --   $     --           $   0.08
  Extraordinary items.........................  $     --   $     --   $     --           $     --
  Net loss....................................  $  (0.22)  $  (0.39)  $  (0.22)          $  (0.30)

                                                 THIRD QUARTER OF          FOURTH QUARTER OF
                                                -------------------   ---------------------------
                                                  1999       1998       1999               1998
                                                --------   --------   --------           --------
Revenues......................................  $ 52,934   $ 55,052   $ 79,208           $ 50,782
Operating loss................................   (69,467)   (26,004)   (32,720)(c)(d)     (63,516)(c)
Equity in losses of unconsolidated
  investees...................................      (909)    (1,293)   (15,457)(c)         (9,213)(c)
Loss from continuing operations attributable
  to common stockholders......................   (55,299)   (23,101)   (58,535)           (75,237)
Loss from discontinued operations.............   (12,776)        --         --              7,049 (e)
Net loss attributable to common
  stockholders................................   (68,075)   (23,101)   (58,535)           (68,188)
Income (loss) per common share--Basic:
  Continuing operations.......................  $  (0.80)  $  (0.33)  $  (0.65)          $  (1.09)
  Discontinued operations.....................  $  (0.18)  $     --   $     --           $   0.10
  Extraordinary items.........................  $     --   $     --   $     --           $     --
  Net loss....................................  $  (0.98)  $  (0.33)  $  (0.65)          $  (0.99)

------------------------

(a) Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% cumulative convertible preferred stock issued on September 16, 1997.

(b) The Company completed the Landmark sale on April 16, 1998, resulting in a gain of $5.3 million, net of taxes. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of Landmark as a discontinued segment.

(c) The Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to joint ventures and wrote down paging inventory. The total non-cash charge and write down was $68.9 million in 1999 and $49.9 million in 1998.

                      METROMEDIA INTERNATIONAL GROUP, INC.

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)
(d) Following the acquisition of PLD Telekom on September 30, 1999, the Company recorded a restructuring charge of $8.4 million.

(e) In 1997, the Company consummated the entertainment group sale. The transaction has been treated as a discontinuance of a business segment and, accordingly, the consolidated financial statements reflect the results of operations of the entertainment group as a discontinued segment. In 1998, the Company received refunds of tax payments of $8.7 million made by the entertainment group in prior years.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Revenues....................................................  $      --   $      --   $      --
Cost and expenses:
  Selling, general and administrative.......................      6,313        (905)      5,549
  Depreciation and amortization.............................         21           9          12
                                                              ---------   ---------   ---------
Operating income (loss).....................................     (6,334)        896      (5,561)
Interest income (expense), net..............................     14,266      14,926       2,156
Equity in losses of subsidiaries............................   (137,139)   (153,423)    (88,581)
Equity in losses of and writedown of investment in RDM
  Sports Group, Inc.........................................         --          --     (45,056)
Income tax benefit..........................................         --       1,615       6,141
                                                              ---------   ---------   ---------
Loss from continuing operations.............................   (129,207)   (135,986)   (130,901)

Discontinued operations:
  Gain (loss) on disposal...................................    (12,776)     12,316     266,294
  Equity in losses of discontinued operations...............         --          --     (32,258)
                                                              ---------   ---------   ---------
Income (loss) before extraordinary items....................   (141,983)   (123,670)    103,135

Extraordinary item:
  Loss and equity in on early extinguishment of debt........         --          --     (14,692)
                                                              ---------   ---------   ---------
Net income (loss)...........................................   (141,983)   (123,670)     88,443
Cumulative convertible preferred stock dividend
  requirement...............................................    (15,008)    (15,008)     (4,336)
                                                              ---------   ---------   ---------
Net income (loss) attributable to common stockholders.......  $(156,991)  $(138,678)  $  84,107
                                                              =========   =========   =========
Weighted average number of common shares--Basic.............     75,232      68,955      66,961
                                                              =========   =========   =========
Income (loss) per common share--Basic:
  Continuing operations.....................................  $   (1.92)  $   (2.19)  $   (2.02)
  Discontinued operations...................................  $   (0.17)  $    0.18   $    3.50
  Extraordinary items.......................................  $      --   $      --   $   (0.22)
  Net income (loss).........................................  $   (2.09)  $   (2.01)  $    1.26
                                                              =========   =========   =========

     The accompanying notes are an integral part of the condensed financial information.
           See notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    33,978     $  128,219
  Other assets..............................................        6,907         11,384
                                                              -----------     ----------
  Total current assets......................................       40,885        139,603
Investment in and receivables from subsidiaries.............      538,574         13,979
Other assets................................................       13,979            989
                                                              -----------     ----------
  Total assets..............................................  $   593,438     $  466,311
                                                              ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $     5,649     $    2,728
  Accrued expenses..........................................       31,903         37,804
                                                              -----------     ----------
  Total current liabilities.................................       37,552         40,532
Long-term debt..............................................      167,365             --
Other long term liabilities.................................        3,586            239
                                                              -----------     ----------
  Total liabilities.........................................      208,503         40,771

Stockholders' equity
  Preferred stock...........................................      207,000        207,000
  Common stock..............................................       93,285         69,119
  Paid-in surplus...........................................    1,102,308      1,012,794
  Accumulated deficit.......................................   (1,014,284)      (857,293)
  Accumulated other comprehensive loss......................       (3,374)        (6,080)
                                                              -----------     ----------
  Total stockholders' equity................................      384,935        425,540
                                                              -----------     ----------
  Total liabilities and stockholders' equity................  $   593,438     $  466,311
                                                              ===========     ==========

     The accompanying notes are an integral part of the condensed financial information.
           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Operating activities:
  Net income (loss).........................................  $(141,983)  $(123,670)  $  88,443
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  (Gain) loss on disposal...................................     12,776     (12,316)   (266,294)
  Equity in losses from discontinued operations.............         --          --      32,258
  Loss and equity in loss on early extinguishment of debt...         --          --      14,692
  Equity in losses and writedown of investment in RDM Sports
    Group, Inc..............................................         --          --      45,056
  Equity in losses of subsidiaries..........................    137,139     153,423      88,581
  Changes in cumulative translation adjustment of
    subsidiaries............................................        608      (1,810)     (2,526)
  Amortization of debt discount.............................      4,281          --       1,711
  Other.....................................................      1,691      (6,556)         --
Changes in operating assets and liabilities:
  (Increase) decreases in other current assets..............      4,477         (89)        134
  (Increase) decrease in other assets.......................     (4,490)        934         619
  Increase (decrease) in accounts payable, accrued expenses
    and other liabilities...................................    (12,610)    (10,423)    (41,804)
                                                              ---------   ---------   ---------
      Cash provided by (used in) operating activities.......      1,889        (507)    (39,130)
                                                              ---------   ---------   ---------
Investing activities:
  Net proceeds from sale of discontinued operations.........         --      57,298     276,607
  Investment in RDM Sports Group, Inc.......................         --          --     (15,000)
  (Investment in) distributions from subsidiaries...........     (4,815)     14,533          --
  Due from subsidiary.......................................    (67,906)   (153,926)   (143,221)
  Purchase of short-term investments........................         --          --    (100,000)
  Deposit on investment purchase option.....................     (8,500)         --          --
  Proceeds from sale of short-term investments..............         --     100,000          --
                                                              ---------   ---------   ---------
      Cash provided by (used in) investing activities.......    (81,221)     17,905      18,386
                                                              ---------   ---------   ---------
Financing activities:
  Payments on notes and subordinated debt...................         --      (1,410)   (156,524)
  Proceeds from issuance of stock...........................         99       5,347     217,595
  Preferred stock dividends paid............................    (15,008)    (15,008)     (3,709)
  Due to (from) discontinued operations.....................         --          --       1,419
                                                              ---------   ---------   ---------
      Cash provided by (used in) financing activities.......    (14,909)    (11,071)     58,781
                                                              ---------   ---------   ---------
  Net increase (decrease) in cash and cash equivalents......    (94,241)      6,327      38,037
  Cash and cash equivalents at beginning of year............    128,219     121,892      83,855
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of year..................  $  33,978   $ 128,219   $ 121,892
                                                              =========   =========   =========

     The accompanying notes are an integral part of the condensed financial information.
           See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                    NOTES TO CONDENSED FINANCIAL INFORMATION

                       DECEMBER 31, 1999, 1998, AND 1997

(A) The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 1999, 1998 and 1997 and the equity in losses of subsidiaries and discontinued operations for the years ended December 31, 1999, 1998, and 1997.

(B) The principal repayments of the Registrant's borrowings under debt agreements at December 31, 1999 are as follows (in thousands):

2000 - 2006.............       $     --
2007....................       $210,600

    For additional information regarding the Registrant's and subsidiaries' borrowings under debt agreements and other debt, see note 5 to the "Notes to Consolidated Financial Statements."

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      METROMEDIA INTERNATIONAL GROUP, INC.

   ALLOWANCES FOR DOUBTFUL ACCOUNTS, ETC. (DEDUCTED FROM CURRENT RECEIVABLES)

                                 (IN THOUSANDS)

                                           BALANCE AT   CHARGED TO
                                           BEGINNING    COSTS AND      OTHER     DEDUCTION/    BALANCE AT
                                           OF PERIOD     EXPENSES     CHARGES    WRITE-OFFS   END OF PERIOD
                                           ----------   ----------   ---------   ----------   -------------
Year ended December 31, 1999.............    $2,191       $1,264     $     61      $  (653)      $2,863
                                             ======       ======     =========     =======       ======
Year ended December 31, 1998.............    $2,576       $2,300     $     --      $(2,685)      $2,191
                                             ======       ======     =========     =======       ======
Year ended December 31, 1997.............    $1,691       $1,675     $     --      $  (790)      $2,576
                                             ======       ======     =========     =======       ======

                                 EXHIBIT INDEX

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
         2.2            Agreement and Plan of Reorganization     Quarterly Report on Form 10-Q for the
                        dated as of July 20, 1994 by and among,  three months ended June 30, 1994, Exhibit
                        The Actava Group Inc., Diversified       99.1
                        Products Corporation, Hutch Sports USA
                        Inc., Nelson/Weather-Rite, Inc., Willow
                        Hosiery Company, Inc. and Roadmaster
                        Industries, Inc.
         2.3            Amended and Restated Agreement and Plan  Current Report on Form 8-K for event
                        of Merger dated as of September 27,      occurring on September 27, 1995, Exhibit
                        1995 by and among The Actava Group       99(a)
                        Inc., Orion Pictures Corporation, MCEG
                        Sterling Incorporated, Metromedia
                        International Telecommunications, Inc.,
                        OPG Merger Corp. and MITI Merger Corp.
                        and exhibits thereto. The Registrant
                        agrees to furnish copies of the
                        schedules supplementally to the
                        Commission on request.
         2.5            Agreement and Plan of Merger dated as    Current Report on Form 8-K dated January
                        of January 31, 1996 by and among         31, 1996, Exhibit 99.1
                        Metromedia International Group, Inc.,
                        The Samuel Goldwyn Company and SGC
                        Merger Corp. and exhibits thereto. The
                        registrant agrees to furnish copies of
                        the schedules to the Commission upon
                        request.
         2.6            Agreement and Plan of Merger, dated      Current Report on Form 8-K dated May 19,
                        as of May 18, 1999, among Metromedia     1999
                        International Group, Inc., Moscow
                        Communications, Inc. and PLD Telekom
                        Inc.
         3.1            Restated Certificate of Incorporation    Registration Statement on Form S-3
                        of Metromedia International Group, Inc.  (Registration No. 33-63853), Exhibit 3.1
         3.2            Restated By-laws of Metromedia           Registration Statement on Form S-3
                        International Group, Inc.                (Registration No. 33-6353), Exhibit 3.2
         4.1            Indenture dated as of August 1, 1973,    Application of Form T-3 for Qualification
                        with respect to 9 1/2% Subordinated      of Indenture under the Trust Indenture
                        Debentures due August 1, 1998, between   Act of 1939 (File No. 22-7615), Exhibit
                        The Actava Group Inc. and Chemical       4.1
                        Bank, as Trustee.
         4.2            Agreement among The Actava Group, Inc.,  Registration Statement on Form S-14
                        Chemical Bank and Manufacturers Hanover  (Registration No. 2-81094), Exhibit 4.2
                        Trust Company, dated as of September
                        26, 1980, with respect to successor
                        trusteeship of the 9 1/2% Subordinated
                        Debentures due August 1, 1998.

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
         4.3            Instrument of registration, appointment  Annual Report on Form 10-K for the year and acceptance dated as of June 9, 1986  ended December 31, 1986, Exhibit 4.3 among The Actava Group Inc.,
                        Manufacturers Hanover Trust Company and
                        Irving Trust Company, with respect to
                        successor trusteeship of the 9 1/2%
                        Subordinated Debentures due August 1,
                        1998.
         4.4            Indenture dated as of March 15, 1977,    Registration Statement on Form S-7
                        with respect to 9 7/8% Senior            (Registration No. 2-58317), Exhibit 4.4
                        Subordinated Debentures due March 15,
                        1997, between The Actava Group Inc. and
                        The Chase Manhattan Bank, N.A., as
                        Trustee.
         4.5            Agreement among The Actava Group Inc.,   Registration Statement on Form S-14
                        The Chase Manhattan Bank, N.A. and       (Registration No. 2-281094), Exhibit 4.5
                        United States Trust Company of New
                        York, dated as of June 14, 1982, with
                        respect to successor trusteeship of the
                        9 7/8% Senior Subordinated Debentures
                        due March 15, 1997.
         4.6            Indenture between National Industries,   Post-Effective Amendment No. 1 to
                        Inc. and First National City Bank,       Application on Form T-3 for Qualification
                        dated October 1, 1974, with respect to   of Indenture Under The Trust Indenture
                        the 10% Subordinated Debentures, due     Act of 1939 (File No. 22-8076), Exhibit
                        October 1, 1999.                         4.6
         4.7            Agreement among National Industries,     Registration Statement on Form S-14
                        Inc., The Actava Group Inc., Citibank,   (Registration No. 2-81094), Exhibit 4.7
                        N.A., and Marine Midland Bank, dated as
                        of December 20, 1977, with respect to
                        successor trusteeship of the 10%
                        Subordinated Debentures due October 1,
                        1999.
         4.8            First Supplemental Indenture among The   Registration Statement on Form S-7
                        Actava Group Inc., National Industries,  (Registration No. 2-60566), Exhibit 4.8
                        Inc. and Marine Midland Bank, dated
                        January 3, 1978, supplemental to the
                        Indenture dated October 1, 1974 between
                        National and First National City Bank
                        for the 10% Subordinated Debentures due
                        October 1, 1999.
         4.9            Indenture dated as of August 1, 1987     Annual Report on Form 10-K for the year
                        with respect to 6 1/2% Convertible       ended December 31, 1987, Exhibit 4.9
                        Subordinated Debentures due August 4,
                        2002, between The Actava Group Inc. and
                        Chemical Bank, as Trustee.
         4.10           Indenture, dated as of September 30,     Current Report on Form 8-K for event
                        1999, between Metromedia International   occurring on September 30, 1999
                        Group, Inc. and U.S. Bank National
                        Association as Trustee.
        10.1            1982 Stock Option Plan of The Actava     Proxy Statement dated March 31, 1982,
                        Group Inc.                               Exhibit A

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
        10.2            1989 Stock Option Plan of The Actava     Proxy Statement dated March 31, 1989,
                        Group Inc.                               Exhibit A
        10.3            1969 Restricted Stock Plan of The        Annual Report on Form 10-K for the year
                        Actava Group Inc.                        ended December 31, 1990, Exhibit 10.3
        10.4            1991 Non-Employee Director Stock Option  Annual Report on Form 10-K for the year
                        Plan.                                    ended December 31, 1991, Exhibit 10.4
        10.5            Amendment to 1991 Non-Employee Director  Annual Report on Form 10-K for the year
                        Stock Option Plan.                       ended December 31, 1992, Exhibit 10.5
        10.6            Snapper Power Equipment Profit Sharing   Annual Report on Form 10-K for the year
                        Plan.                                    ended December 31, 1987, Exhibit 10.6
        10.7            Retirement Plan executed November 1,     Annual Report on Form 10-K for the year
                        1990, as amended effective January 1,    ended December 31, 1990, Exhibit 10.7
                        1989.
        10.8            Supplemental Retirement Plan of The      Annual Report on Form 10-K for the year
                        Actava Group Inc.                        ended December 31, 1983, Exhibit 10.8
        10.9            Supplemental Executive Medical           Annual Report on Form 10-K for the year
                        Reimbursement Plan.                      ended December 31, 1990, Exhibit 10.9
        10.10           Amendment to Supplemental Retirement     Annual Report on Form 10-K for the year
                        Plan of The Actava Group Inc.,           ended December 31, 1991, Exhibit 10.10
                        effective April 1, 1992.
        10.11           1992 Officer and Director Stock          Annual Report on Form 10-K for the year
                        Purchase Plan.                           ended December 31, 1991, Exhibit 10.11
        10.12           Form of Restricted Purchase Agreement    Annual Report on Form 10-K for the year
                        between certain officers of The Actava   ended December 31, 1991, Exhibit 10.12
                        Group Inc. and The Actava Group Inc.
        10.14           Form of Indemnification Agreement        Annual Report on Form 10-K for the year
                        between Actava and certain of its        ended December 31, 1993, Exhibit 10.14
                        directors and executive officers.
        10.15           Employment Agreement between The Actava  Current Report on Form 8-K dated April
                        Group Inc. and John D. Phillips dated    19, 1994, Exhibit 10.15
                        April 19, 1994.
        10.16           First Amendment to Employment Agreement  Annual Report on Form 10-K for the year
                        dated November 1, 1995 between           ended December 31, 1995, Exhibit 10.16
                        Metromedia International Group and John
                        D. Phillips.
        10.17           Option Agreement between The Actava      Current Report on Form 8-K dated April
                        Group Inc. and John D. Phillips dated    19, 1994, Exhibit 10.17
                        April 19, 1994.
        10.18           Registration Rights Agreement among The  Current Report on Form 8-K dated April
                        Actava Group Inc., Renaissance Partners  19, 1994, Exhibit 10.18
                        and John D. Phillips dated April 19,
                        1994.
        10.19           Shareholders Agreement dated as of       Annual Report on Form 10-K for the year
                        December 6, 1994 among The Actava Group  ended December 31, 1994, Exhibit 10.19
                        Inc., Roadmaster, Henry Fong and Edward
                        Shake.
        10.20           Registration Rights Agreement dated as   Annual Report on Form 10-K for the year
                        of December 6, 1994 between The Actava   ended December 31, 1994, Exhibit 10.20
                        Group Inc. and Roadmaster.
        10.21           Environmental Indemnity Agreement dated  Annual Report on Form 10-K for the year
                        as of December 6, 1994 between The       ended December 31, 1994, Exhibit 10.21
                        Actava Group Inc. and Roadmaster.

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
        10.22           Lease Agreement dated October 21, 1994   Annual Report on Form 10-K for the year
                        between JDP Aircraft II, Inc. and The    ended December 31, 1994, Exhibit 10.22
                        Actava Group Inc.
        10.23           Lease Agreement dated as of October 4,   Quarterly Report on Form 10-Q for the
                        1995 between JDP Aircraft II, Inc. and   quarter ended September 30, 1995, Exhibit
                        The Actava Group Inc.                    10.23
        10.37           Management Agreement dated November 1,   Annual Report on Form 10-K for the year
                        1995 between Metromedia Company and      ended December 31, 1995, Exhibit 10.37
                        Metromedia International Group, Inc.
        10.38           The Metromedia International Group,      Proxy Statement dated August 6, 1996,
                        Inc. 1996 Incentive Stock Plan.          Exhibit B
        10.39           License Agreement dated November 1,      Annual Report on Form 10-K for the year
                        1995 between Metromedia Company and      ended December 31, 1995, Exhibit 10.39
                        Metromedia International Group, Inc.
        10.40           MITI Bridge Loan Agreement dated         Annual Report on Form 10-K for the year
                        February 29, 1996, among Metromedia      ended December 31, 1995, Exhibit 10.40
                        Company and MITI
        10.41           Metromedia International                 Quarterly Report on Form 10-Q for the
                        Telecommunications, Inc. 1994 Stock      quarter ended March 31, 1996, Exhibit
                        Plan                                     10.41
        10.42           Amended and Restated Credit Security     Quarterly Report on Form 10-Q for the
                        and Guaranty Agreement dated as of       quarter ended June 30, 1996, Exhibit
                        November 1, 1995, by and among Orion     10.42
                        Pictures Corporation, the Corporate
                        Guarantors' referred to herein, and
                        Chemical Bank, as Agent for the
                        Lenders.
        10.43           Metromedia International Group/Motion    Quarterly Report or Form 10-Q for the
                        Picture Corporation of America           quarter ended June 30, 1996, Exhibit
                        Restricted Stock Plan                    10.43
        10.44           The Samuel Goldwyn Company Stock Awards  Registration Statement on Form S-8
                        Plan, as amended                         (Registration No. 333-6453), Exhibit
                                                                 10.44
        10.45           Loan and Security Agreement, dated       Quarterly Report on Form 10-Q for the
                        November 11, 1998 among Snapper, Inc.    quarter ended September 30, 1998, Exhibit
                        the lenders named therein and Fleet      10
                        Capital Corporation, as agent.
        10.46           Limited Guaranty Agreement dated         Annual Report on Form 10-K for the year
                        November 11, 1998 by Metromedia          ended December 31, 1998, Exhibit 10.46
                        International Group, Inc. in favor of
                        Fleet Capital Corporation.
        10.47           Amendment No. 1 to License Agreement     Annual Report on Form 10-K for the year
                        dated June 13, 1996 between Metromedia   ended December 31, 1996, Exhibit 10.46
                        Company and Metromedia International
                        Group, Inc.
        10.48           Amendment No. 1 to Management Agreement  Annual Report on Form 10-K for the year
                        dated as of January 1, 1997 between      ended December 31, 1996, Exhibit 10.47
                        Metromedia Company and Metromedia
                        International Group, Inc.

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
        10.49           Amended and Restated Agreement and Plan  Annual Report on Form 10-K for the year
                        of Merger, dated as of May 17, 1996      ended December 31, 1996, Exhibit 10.48
                        between Metromedia International Group,
                        Inc., MPCA Merger Corp. and Bradley
                        Krevoy and Steven Stabler and Motion
                        Picture Corporation of America
        10.50           Asset Purchase Agreement dated as of     Annual Report on Form 10-K for the year
                        December 17, 1997                        ended December 31, 1997, Exhibit 10.51
        10.51           Voting Agreement, dated as of May 18,    Current Report on Form 8-K dated May 19,
                        1999, among Metromedia International     1999
                        Group, Inc., PLD Telekom Inc., News
                        America Incorporated and News PLD LLC.
        10.52           Registration Rights Agreement, dated as  Current Report on Form 8-K dated May 19,
                        of May 18, 1999, among Metromedia        1999
                        International Group, Inc., PLD Telekom
                        Inc., News America Incorporated and
                        News PLD LLC.
        10.53           Agreement to Exchange and Consent,       Current Report on Form 8-K dated May 19,
                        dated as of May 18, 1999, entered into   1999
                        among Metromedia International Group,
                        Inc., PLD Telekom Inc. and the holders
                        of PLD Telekom Inc.'s outstanding 14.5%
                        Senior Discount Notes due 2004 and 9%
                        Convertible Subordinated Notes due
                        2006.
        10.54           Note and Warrant Modification            Current Report on Form 8-K dated May 19,
                        Agreement, dated as of May 18, 1999,     1999
                        among Metromedia International Group,
                        Inc., PLD Telekom Inc., The Travelers
                        Insurance Company and The Travelers
                        Indemnity Company.
        10.55           Letter Agreement, dated as of May 18,    Current Report on Form 8-K dated May 19,
                        1999, between Metromedia International   1999
                        Group, Inc. and News America
                        Incorporated.
        10.56           Plicom Option Modification Agreement,    Current Report on Form 8-K dated May 19,
                        dated as of May 18, 1999, by and among   1999
                        Metromedia International Group, Inc.,
                        PLD Telekom Inc., Technocom Limited,
                        Plicom Limited, Elite International
                        Limited, Mark Klabin and Boris
                        Antoniuk.
        10.57           Elite Option Modification Agreement,     Current Report on Form 8-K dated May 19,
                        dated as of May 18, 1999, by and among   1999
                        Metromedia International Group, Inc.,
                        PLD Telekom Inc., Technocom Limited,
                        Elite International Limited and Boris
                        Antoniuk.
        10.58           Bridge Loan Agreement, dated as of       Current Report on Form 8-K dated May 19,
                        May 18, 1999, between PLD Telekom Inc.,  1999
                        as borrower, and Metromedia
                        International Group, Inc., as lender.

                                                                 EXHIBITS INCORPORATED HEREIN BY REFERENCE
                                                                 -----------------------------------------
   DESIGNATION OF                                                       DOCUMENT WITH WHICH EXHIBIT
   EXHIBIT IN THIS                                                       WAS PREVIOUSLY FILED WITH
      FORM 10-K                 DESCRIPTION OF EXHIBITS                         COMMISSION
---------------------   ---------------------------------------  -----------------------------------------
        10.59           Pledge Agreement, dated as of May 18,    Current Report on Form 8-K dated May 19,
                        1999, entered into between PLD Telekom   1999
                        Inc., as pledgor, and Metromedia
                        International Group, Inc., as pledgee.
        11*             Statement of computation of earnings
                        per share.
        12*             Ratio of earnings to fixed charges
        16              Letter from Ernst & Young to the         Current Report on Form 8-K dated November
                        Securities and Exchange Commission.      1, 1995
        21              List of subsidiaries of Metromedia       Annual Report on Form 10-K for the year
                        International Group, Inc.                ended December 31, 1996, Exhibit 21
        23*             Consent of KPMG regarding Metromedia
                        International Group, Inc.
        27*             Financial Data Schedule

------------------------

*   Filed herewith