Form 10-Q
period 2000-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2000-05-15
CIK 39547

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

FOR THE PERIOD ENDED MARCH 31, 2000

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 4, 2000 WAS
94,034,947

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     24

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     60

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     62

Item 6. Exhibits and Reports on Form 8-K....................     65

  Signature.................................................     66

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Communications Group......................................  $ 31,245   $  7,608
  Snapper...................................................    50,103     60,034
                                                              --------   --------
                                                                81,348     67,642

Cost and expenses:
  Cost of sales and operating expenses--Communications
    Group...................................................     8,281        655
  Cost of sales and operating expenses--Snapper.............    32,619     39,941
  Selling, general and administrative.......................    34,334     32,425
  Depreciation and amortization.............................    16,191      4,367
                                                              --------   --------
Operating loss..............................................   (10,077)    (9,746)

Other income (expense):
  Interest expense..........................................    (7,928)    (3,406)
  Interest income...........................................       891      1,700
  Equity in income (losses) of unconsolidated investees.....       250     (1,685)
  Gain on settlement of option..............................     2,500         --
  Foreign currency loss.....................................      (478)      (508)
                                                              --------   --------
                                                                (4,765)    (3,899)

Loss before income tax expense and minority interest........   (14,842)   (13,645)
Income tax expense..........................................    (2,508)       (94)
Minority interest...........................................       819      2,469
                                                              --------   --------
Net loss....................................................   (16,531)   (11,270)

Cumulative convertible preferred stock dividend
  requirement...............................................    (3,752)    (3,752)
                                                              --------   --------
Net loss attributable to common stockholders................  $(20,283)  $(15,022)
                                                              ========   ========
Weighted average number of common shares--Basic.............    93,807     69,123
                                                              ========   ========
Loss per common share--Basic:
Net loss attributable to common stock shareholders..........  $  (0.22)  $  (0.22)
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $    63,235   $    50,985
  Accounts receivable:
    Snapper, net............................................       37,107        26,898
    Communications Group, net...............................       20,292        20,682
    Other, net..............................................          238           265
  Inventories...............................................       55,420        55,209
  Other assets..............................................       20,371        20,650
                                                              -----------   -----------
      Total current assets..................................      196,663       174,689
Investments in and advances to Joint Ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................       73,326        78,067
  China.....................................................       25,216        40,982
Property, plant and equipment, net of accumulated
  depreciation..............................................      188,163       191,018
Intangible assets, less accumulated amortization............      267,591       274,025
Other assets................................................        9,236        18,073
                                                              -----------   -----------
      Total assets..........................................  $   760,195   $   776,854
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $    31,561   $    38,808
  Accrued expenses..........................................       93,989        85,527
  Current portion of long-term debt.........................        7,699        11,383
                                                              -----------   -----------
      Total current liabilities.............................      133,249       135,718
Long-term debt..............................................      221,435       212,569
Other long-term liabilities.................................       10,947        13,758
                                                              -----------   -----------
      Total liabilities.....................................      365,631       362,045
                                                              -----------   -----------
Minority interest...........................................       29,055        29,874
Commitments and contingencies...............................
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............      207,000       207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,024,298 and 93,284,589
    shares at March 31, 2000 and December 31, 1999,
    respectively............................................       94,024        93,285
  Paid-in surplus...........................................    1,102,722     1,102,308
  Accumulated deficit.......................................   (1,034,567)   (1,014,284)
  Accumulated other comprehensive loss......................       (3,670)       (3,374)
                                                              -----------   -----------
      Total stockholders' equity............................      365,509       384,935
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $   760,195   $   776,854
                                                              ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
Operating activities:
  Net loss..................................................    $(16,531)       $(11,270)

Items not requiring cash outlays:
  Equity in (income) losses of unconsolidated investees.....        (250)          1,685
  Depreciation and amortization.............................      16,191           4,367
  Gain on settlement of option..............................      (2,500)             --
  Minority interest.........................................        (819)         (2,469)
  Other.....................................................       4,488              --

Changes in:
  Accounts receivable.......................................      (9,792)             33
  Inventories...............................................        (211)          1,600
  Other assets and liabilities..............................      (2,297)         (1,626)
  Accounts payable and accrued expenses.....................       1,095          (1,177)
  Other operating activities, net...........................        (440)            435
                                                                --------        --------
      Cash used in operating activities.....................     (11,066)         (8,422)
                                                                --------        --------

Investing activities:
  Investments in and advances to Joint Ventures.............          --          (5,065)
  Distributions from Joint Ventures.........................      21,210           2,719
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................      (2,437)           (455)
  Additions to property, plant and equipment................      (4,759)         (1,560)
  Cash received on settlement of option.....................      11,000              --
                                                                --------        --------
      Cash provided by (used in) investing activities.......      25,014          (4,361)
                                                                --------        --------

Financing activities:
  Proceeds from issuance of long-term debt..................       5,598           8,149
  Payments on notes and subordinated debt...................      (4,697)         (5,421)
  Proceeds from issuance of common stock related to
    incentive plans.........................................       1,153              27
  Preferred stock dividends paid............................      (3,752)         (3,752)
                                                                --------        --------
      Cash used in financing activities.....................      (1,698)           (997)
                                                                --------        --------
  Net increase (decrease) in cash and cash equivalents......      12,250         (13,780)
  Cash and cash equivalents at beginning of period..........      50,985         137,625
                                                                --------        --------
  Cash and cash equivalents at end of period................    $ 63,235        $123,845
                                                                ========        ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                      7 1/4%
                                    CUMULATIVE
                                   CONVERTIBLE
                                 PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                               --------------------   ---------------------                                  OTHER
                               NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT     INCOME (LOSS)
                               ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31,
  1998.......................  4,140,000   $207,000   69,118,841   $69,119    $1,012,794   $ (857,293)      $(6,080)
Net loss.....................        --          --           --        --            --      (11,270)           --
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        --          --           --        --            --           --          (433)
Total comprehensive loss.....
Issuance of stock related to
  incentive plans............        --          --        5,000         5            22           --            --
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............        --          --           --        --            --       (3,752)           --
                               ---------   --------   ----------   -------    ----------   -----------      -------
Balances, March 31, 1999.....  4,140,000   $207,000   69,123,841   $69,124    $1,012,816   $ (872,315)      $(6,513)
                               =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31,
  1999.......................  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)
Net loss.....................        --          --           --        --            --      (16,531)           --
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        --          --           --        --            --           --          (296)
Total comprehensive loss.....
Issuance of stock related to
  incentive plans............        --          --      739,709       739           414           --            --
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............        --          --           --        --            --       (3,752)           --
                               ---------   --------   ----------   -------    ----------   -----------      -------
Balances, March 31, 2000.....  4,140,000   $207,000   94,024,298   $94,024    $1,102,722   $(1,034,567)     $(3,670)
                               =========   ========   ==========   =======    ==========   ===========      =======


                                   TOTAL
                               COMPREHENSIVE
                                   LOSS
                               -------------
Balances, December 31,
  1998.......................    $     --
Net loss.....................     (11,270)
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        (433)
                                 --------
Total comprehensive loss.....    $(11,703)
                                 ========
Issuance of stock related to
  incentive plans............
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............
Balances, March 31, 1999.....
Balances, December 31,
  1999.......................    $     --
Net loss.....................     (16,531)
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        (296)
                                 --------
Total comprehensive loss.....    $(16,827)
                                 ========
Issuance of stock related to
  incentive plans............
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............
Balances, March 31, 2000.....

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

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Communications Group's financial results for March 31 include the financial results for those joint ventures for the three months ending
December 31. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000 (see note 2).

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

MMG is a holding company and, accordingly, does not generate cash flows from operations. In connection with the acquisition of PLD Telekom, the Company issued 10 1/2% senior discount notes. The Communications Group is dependent on MMG for significant capital infusions to fund its operations, its commitments to make capital contributions and loans to its joint ventures and subsidiaries, and any acquisitions. Such funding requirements are based on the anticipated funding needs of its joint ventures and subsidiaries and certain acquisitions by the Company. The ability to meet the future capital requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company, or alternative sources of financing, and on the ability of the Communications Group's joint ventures and subsidiaries to generate positive cash flows. In addition, Snapper is restricted under covenants contained in its credit agreement from making dividend payments or advances to MMG. In the near-term, the Company intends to satisfy its working capital requirements and capital commitments with available cash on hand and other alternative sources of

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) funds, including receipt of funds from Metromedia China. However, the Communications Group's businesses are capital intensive and require the investment of significant amounts of capital in order to construct and develop operational systems and market services. In addition, the Company will be required to pay interest on the 10 1/2% senior discount notes commencing September 30, 2002. As a result, the Company will likely require additional financing in order to satisfy its on-going working capital, debt service, acquisition and expansion requirements and to achieve its long-term business strategies. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or companies of the Communications Group. The indenture for the senior notes described below permits the Company to finance the development of its communications operations. No assurance can be given that additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results from operations may be materially and adversely affected.

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

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $234.0 million in funding of which $47.7 million in funding obligations remain at March 31, 2000. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London,

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

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

The following table displays a rollforward of the activity and balances of the restructuring reserve account through March 31, 2000 (in thousands):

                                          RESTRUCTURING              DECEMBER 31,              MARCH 31,
TYPE OF COST                                  COST        PAYMENTS       1999       PAYMENTS     2000
------------                              -------------   --------   ------------   --------   ---------
Employee separations....................     $6,175         $303        $5,872      $(3,519)    $2,353
Facility closings.......................      1,456           --         1,456         (315)     1,141
                                             ------         ----        ------      -------     ------
                                              7,631         $303        $7,328      $(3,834)    $3,494
                                                            ====        ======      =======     ======
Write off of fixed assets...............        800
                                             ------
                                             $8,431
                                             ======

Such amount is included in accrued expenses in the accompanying balance sheet at March 31, 2000 and December 31, 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
EQUITY METHOD INVESTMENT INFORMATION

At March 31, 2000 and December 31, 1999, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                                   YEAR
                                                                                OPERATIONS
NAME                                          2000      1999     OWNERSHIP %   COMMENCED (1)
----                                         -------   -------   -----------   -------------
WIRELESS TELEPHONY
Baltcom GSM, Latvia (2)....................  $ 8,110   $ 8,348         22%         1997
Magticom, Georgia..........................   14,458    11,110         35%         1997
Tyumenruskom, Russia (3)...................      397       575         46%         1999
BELCEL, Belarus............................      951     1,088         50%         1999
                                             -------   -------
                                              23,916    21,121
                                             -------   -------
FIXED TELEPHONY
Instaphone, Kazakhstan.....................       37       (68)        50%         1998
Caspian American Telecom, Azerbaijan
  (3)(4)...................................    2,454     3,206         37%         1999
MTR-Sviaz, Russia..........................    5,685     5,620         49%         1999
Telecom Georgia, Georgia...................    3,557     4,018         30%         1994
                                             -------   -------
                                              11,733    12,776
                                             -------   -------
CABLE TELEVISION
Kosmos TV, Moscow, Russia..................    1,092     1,547         50%         1992
Baltcom TV, Riga, Latvia...................    5,119     5,285         50%         1992
Ayety TV, Tbilisi, Georgia.................    1,933     2,194         49%         1993
Kamalak TV, Tashkent, Uzbekistan...........    3,366     3,329         50%         1993
Sun TV, Chisinau, Moldova..................    3,493     3,941         50%         1994
Cosmos TV, Minsk, Belarus..................    2,604     2,783         50%         1996
Alma TV, Almaty, Kazakhstan................    7,372     7,549         50%         1995
Teleplus, St. Petersburg, Russia (3).......      (48)       --         45%         1998
                                             -------   -------
                                              24,931    26,628
                                             -------   -------
PAGING
Baltcom Plus, Latvia (3)...................       --        --         50%         1995
Paging One, Georgia (3)....................       --        --         45%         1994
Raduga Poisk, Nizhny Novgorod, Russia
  (3)......................................       --        --         45%         1994
PT Page, St. Petersburg, Russia (3)........       --        --         40%         1995
Paging Ajara, Batumi, Georgia (3)..........       --        --         35%         1997
Kazpage, Kazakhstan (3)....................       --        --      26-41%         1997
Alma Page, Almaty, Kazakhstan (3)..........       --        --         50%         1995
Kamalak Paging, Tashkent, Uzbekistan (3)...    1,654     1,884         50%         1993
Mobile Telecom, Russia (5).................    6,597     6,711         50%         1998
                                             -------   -------
                                               8,251     8,595
                                             -------   -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                   YEAR
                                                                                OPERATIONS
NAME                                          2000      1999     OWNERSHIP %   COMMENCED (1)
----                                         -------   -------   -----------   -------------
RADIO BROADCASTING
Radio Nika, Socci, Russia..................      284       287         51%         1995
AS Trio LSL, Estonia.......................    1,438     1,514         49%         1997
                                             -------   -------
                                               1,722     1,801
                                             -------   -------
PRE-OPERATIONAL (6)
Telephony related ventures and equipment...      974       954
Other......................................    1,799     6,192
                                             -------   -------
                                               2,773     7,146
                                             -------   -------
Total......................................  $73,326   $78,067
                                             =======   =======

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) At December 31, 1999, the results of Baltcom GSM were taken off the three-month lag. Accordingly, reported results are for the three months ended March 31, 2000 and December 31, 1998.

(3) Investment balance reflects write down of investment.

(4) In April 1999, Caspian American Telecom became operational; however, its operational results are reported on a three-month lag. In May 1999, the Communications Group sold 2.2% of its shares of Omni-Metromedia, thereby reducing its ownership interest in Caspian American Telecom to 37%.

(5) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two potential earnout payments to be made in 2000 and 2001. Each of the two earnout payments was to be equal to $2.5 million, adjusted up or down based upon performance in 1999 and 2000, respectively, as compared to certain financial targets. The Company did not make a payment with respect to 1999. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000. Approximately $7.0 million of the purchase price was allocated to goodwill.

(6) At March 31, 2000 and December 31, 1999, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of March 31, 2000 and December 31, 1999, and combined statement of operations financial information for the three months ended March 31, 2000 and 1999 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                    MARCH 31,   DECEMBER 31,
                                                      2000          1999
                                                    ---------   ------------
Assets:
  Current assets..................................  $ 32,902      $ 37,611
  Investments in systems and equipment............   135,090       131,592
  Other assets....................................     5,193         5,642
                                                    --------      --------
    Total assets..................................  $173,185      $174,845
                                                    ========      ========
Liabilities and Joint Ventures' Deficit:
  Current liabilities.............................  $ 47,876      $ 46,160
  Amount payable under credit facility............   130,234        98,540
  Other long-term liabilities.....................    47,247        79,053
                                                    --------      --------
                                                     225,357       223,753

  Joint ventures' deficit.........................   (52,172)      (48,908)
                                                    --------      --------
    Total liabilities and joint ventures'
      deficit.....................................  $173,185      $174,845
                                                    ========      ========

COMBINED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                       ---------------------
                                                       MARCH 31,   MARCH 31,
                                                         2000        1999
                                                       ---------   ---------
  Revenues...........................................   $34,287     $26,388
  Costs and Expenses:
    Cost of sales and operating expenses.............     7,892       5,944
    Selling, general and administrative..............    15,798      13,938
    Depreciation and amortization....................     8,649       6,712
                                                        -------     -------
      Total expenses.................................    32,339      26,594
                                                        -------     -------
  Operating income (loss)............................     1,948        (206)
  Interest expense...................................    (4,197)     (3,655)
  Other loss.........................................    (1,009)        (11)
  Foreign currency transactions......................      (755)       (966)
                                                        -------     -------
  Net loss...........................................   $(4,013)    $(4,838)
                                                        =======     =======

For the three months ended March 31, 2000 and 1999 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The following tables represent summary financial information for the Company's operating unconsolidated joint ventures being grouped as indicated as of and for the three months ended March 31, 2000 and 1999. For the three months ended
March 31, 2000 and 1999 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                               THREE MONTHS ENDED MARCH 31, 2000
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $16,417     $ 7,232      $ 7,856       $  545       $2,237    $ 34,287
Depreciation and amortization.............     4,515       1,391        2,516           53          174       8,649
Operating income (loss)...................     3,929      (1,891)         154          (19)        (225)      1,948
Interest income...........................        --          --            3           --           --           3
Interest expense..........................     2,146         524        1,462           13           52       4,197
Net income (loss).........................     1,320      (2,863)      (1,910)         (52)        (508)     (4,013)
Assets....................................    99,215      37,001       32,352        1,000        3,617     173,185
Capital expenditures......................     9,052       3,007        1,765           --          380      14,204
Net investment in joint ventures..........    23,916      11,733       24,931        1,722        8,251      70,553
Equity in income (losses) of
  unconsolidated investees................     2,549      (1,524)        (393)         (37)        (345)        250

                                                               THREE MONTHS ENDED MARCH 31, 1999
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $ 8,956     $ 6,169      $ 6,733       $  703       $3,827    $ 26,388
Depreciation and amortization.............     2,916         541        3,012           68          175       6,712
Operating income (loss)...................      (454)      1,035       (1,102)          39          276        (206)
Interest income...........................         1          --           65           --           --          66
Interest expense..........................     2,314          53        1,238           11           39       3,655
Net income (loss).........................    (2,031)     (1,289)      (1,737)         (12)         231      (4,838)
Assets....................................    81,411      24,797       33,647        1,330        5,806     146,991
Capital expenditures......................    10,281         781        3,243           24          224      14,553
Net investment in joint ventures..........    22,097       6,520       26,743        2,113        9,500      66,973
Equity in income (losses) of
  unconsolidated investees................      (528)       (678)        (362)         (14)         162      (1,420)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

PRO FORMA INFORMATION

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, loss from continuing operations and loss per share from continuing operations attributable to common stockholders for the three months ended March 31, 1999, and assumes that the acquisition of PLD Telekom occurred at the beginning of 1999 (in thousands, except per share amount):

                                                                1999
                                                              --------
Revenues....................................................  $ 96,996
                                                              ========
Net loss....................................................  $(27,475)
                                                              ========
Net loss per share attributable to common stock
  shareholders..............................................  $   (.30)
                                                              ========

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of 1999, or of future results of operations of the consolidated entity.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At March 31, 2000 and December 31, 1999 the Company's investments, through Metromedia China, in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                               YEAR          YEAR
                                                                             VENTURE      OPERATIONS
NAME                                       2000       1999     OWNERSHIP %    FORMED       COMMENCED
----                                     --------   --------   -----------   --------   ---------------
Sichuan Tai Li Feng
  Telecommunications Co., Ltd.
  ("Sichuan JV").......................  $ 8,316    $15,899        92%         1996          1999
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  ("Chongqing JV").....................   14,001     14,001        92%         1997          1999
Ningbo Ya Mei
  Telecommunications Co., Ltd.
  ("Ningbo JV")........................    1,919      5,153        70%         1996          1997
Ningbo Ya Lian
  Telecommunications Co., Ltd.
  ("Ningbo JV II").....................       --      4,949        70%         1998          1998
Huaxia Metromedia Information
  Technology Co., Ltd.
  ("Huaxia JV")........................      980        980        49%         1999     Pre-operational
                                         -------    -------
                                         $25,216    $40,982
                                         =======    =======

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Metromedia International Group and Metromedia International Telecommunications have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At March 31, 2000, Metromedia China owed
$61.0 million under this credit agreement (including accrued interest).

The Company held interests in several telecommunications joint ventures in China. Those ventures were terminated in late 1999 and the Company reached agreement with China Unicom, its Chinese partner in the ventures, for the distribution of approximately $90.1 million (based on the March 31, 2000 exchange rate) in settlement of all claims under the joint venture agreements, of which $45.4 million has been received. Over time, the Company anticipates that it will fully recover its remaining investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of March 31, 2000, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately
$24.2 million.

Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company currently anticipates no problems in ultimately dissolving the joint ventures.

However, some variance from the Company's current estimates of the amounts finally distributed to its majority-owned subsidiary, Asian American Telecommunications, may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot make assurance at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. The goodwill amount at March 31, 2000 is $20.5 million. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

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

The total amount to be invested in Huaxia JV is $25.0 million with registered capital contributions from its shareholders amounting to $10.0 million. Asian American Telecommunications will make registered capital contributions of $4.9 million and All Warehouse will contribute $5.1 million. The remaining investment in Huaxia JV will be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of March 31, 2000, Asian American Telecommunications has made

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
$980,000 of its scheduled registered capital investment. Ownership in Huaxia JV is 49% by Asian American Telecommunications and 51% by All Warehouse.

The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign equity investment in telecommunications operating companies, and that the regulatory and policy situation and prospects for Huaxia JV is different from the regulatory and policy situation and prospects for the Communication Group's joint telecommunications projects with China Unicom at the equivalent stage in their development.

The following tables represent summary financial information for the joint ventures and their related projects in China as of and for the three months ended March 31, 1999, (in thousands):

                                                              THREE MONTHS ENDED MARCH 31, 1999
                                                    -----------------------------------------------------
                                                     NINGBO     NINGBO    SICHUAN    CHONGQING
                                                       JV       JV II        JV         JV        TOTAL
                                                    --------   --------   --------   ---------   --------
Revenues..........................................   $  988     $   --     $   --     $   24      $1,012
Depreciation and amortization.....................      608         --         16         58         682
Operating income (loss)...........................      293        (15)       (83)      (143)         52
Interest expense, net.............................     (862)       (36)      (234)       (80)     (1,212)
Net loss..........................................     (569)       (51)      (317)      (223)     (1,160)
Equity in losses of joint ventures................      (16)        (8)       (93)      (148)       (265)
Assets............................................   33,095     16,176     22,028     18,179      89,478
Net investment in project.........................   30,718     12,162     19,877     10,882      73,639

For the three months ended March 31, 1999, the results of operations presented above are before the elimination of intercompany interest. Ningbo JV recorded revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom for the period October 1, 1998 to December 31, 1998.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three months ended March 31, 2000 and 1999, the Company had losses from continuing operations.

At March 31, 2000 and 1999, the Company had potentially dilutive shares of common stock of 24,104,000 and 18,901,000, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL V. FONG, ET AL., Adv. Proc.
No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper. On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS
V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by Metromedia against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL
GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these proceedings.

6. BUSINESS SEGMENT DATA

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. Until recently, the Company also held interests in several telecommunications joint ventures in China. Those joint ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $90.1 million (based on the March 31, 2000 exchange rate) in settlement of all claims under the joint venture agreements. The Communications Group is continuing to develop e-commerce business opportunities in China.

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

The Company's segment information is set forth as of and for the three months ended March 31, 2000, and 1999 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $19,911     $27,489     $ 9,386      $5,298     $2,769    $   679    $ 65,532
Depreciation and amortization.....     5,813       5,400       3,198         390        246      8,245      23,292
Operating income (loss)...........     3,030         598        (226)        251       (231)   (12,460)     (9,038)

CONSOLIDATED
Revenues..........................   $ 3,494     $20,257     $ 1,530      $4,753     $  532    $   679    $ 31,245
Gross profit......................
Depreciation and amortization.....     1,298       4,009         682         278         72      8,304      14,643
Operating income (loss)...........      (899)      2,489        (380)        329         (6)   (12,519)    (10,986)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $16,417     $ 7,232     $ 7,856      $  545     $2,237         --    $ 34,287
Depreciation and amortization.....     4,515       1,391       2,516          53        174         --       8,649
Operating income (loss)...........     3,929      (1,891)        154         (19)      (225)        --       1,948
Net income (loss).................     1,320      (2,863)     (1,910)        (52)      (508)        --      (4,013)
Equity in income (losses) of
  unconsolidated investees........     2,549      (1,524)       (393)        (37)      (345)        --         250

Foreign currency loss.............                                                                            (478)
Minority interest.................                                                                            (638)
Interest expense..................
Interest income...................
Gain on settlement of option......
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           4,244
Assets at March 31, 2000..........                                                                         526,157


                                    COMMUNICATIONS                CORPORATE
                                      GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $50,103       $   --        $ 81,348
Gross profit......................                     17,484
Depreciation and amortization.....           52         1,479           17          16,191
Operating income (loss)...........       (1,905)        4,165       (1,351)        (10,077)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $    --
Depreciation and amortization.....           --
Operating income (loss)...........           --
Net income (loss).................           --
Equity in income (losses) of
  unconsolidated investees........           --            --           --             250
Foreign currency loss.............           --            --           --            (478)
Minority interest.................        1,457            --           --             819
Interest expense..................                                                  (7,928)
Interest income...................                                                     891
Gain on settlement of option......                                                   2,500
Income tax expense................                                                  (2,508)
                                                                                  --------
Net loss..........................                                                $(16,531)
                                                                                  ========
Capital expenditures..............           23           492           --        $  4,759
Assets at March 31, 2000..........       59,647       127,679       46,712        $760,195

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                              COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF
                                                               THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $ 8,956     $ 6,169     $ 7,981      $5,892     $4,771    $   227    $ 33,996
Depreciation and amortization.....     2,916         541       3,455         451        466        910       8,739
Operating income (loss)...........      (454)      1,035      (1,160)       (425)      (877)    (6,486)     (8,367)

CONSOLIDATED
Revenues..........................   $    --     $    --     $ 1,248      $5,189     $  944    $   227    $  7,608
Gross profit......................
Depreciation and amortization.....        --          --         443         383        291        910       2,027
Operating income (loss)...........        --          --         (58)       (464)    (1,153)    (6,486)     (8,161)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $ 8,956     $ 6,169     $ 6,733      $  703     $3,827    $    --    $ 26,388
Depreciation and amortization.....     2,916         541       3,012          68        175         --       6,712
Operating income (loss)...........      (454)      1,035      (1,102)         39        276         --        (206)
Net income (loss).................    (2,031)     (1,289)     (1,737)        (12)       231         --      (4,838)
Equity in income (losses) of
  unconsolidated investees........      (528)       (678)       (362)        (14)       162         --      (1,420)
Foreign currency loss.............                                                                            (508)
Minority interest.................                                                                             293
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                             928
Assets at December 31, 1999.......                                                                         537,279


                                    COMMUNICATIONS
                                        GROUP-                    CORPORATE
                                         CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $60,034       $   --        $ 67,642
Gross profit......................                     20,093
Depreciation and amortization.....          784         1,555            1           4,367
Operating income (loss)...........       (3,547)        3,319       (1,357)         (9,746)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $ 1,012
Depreciation and amortization.....          682
Operating income (loss)...........           52
Net income (loss).................       (1,160)
Equity in income (losses) of
  unconsolidated investees........         (265)           --           --          (1,685)
Foreign currency loss.............           --            --           --            (508)
Minority interest.................        2,176            --           --           2,469
Interest expense..................                                                  (3,406)
Interest income...................                                                   1,700
Income tax expense................                                                     (94)
                                                                                  --------
Net loss..........................                                                $(11,270)
                                                                                  ========
Capital expenditures..............            2           630           --        $  1,560
Assets at December 31, 1999.......       66,451       118,259       54,865        $776,854

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations in different geographic locations for the three months ended March 31, 2000 and 1999 and as of March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                                              REVENUES               ASSETS
                                                         -------------------   -------------------
COUNTRY                                                    2000       1999       2000       1999
-------                                                  --------   --------   --------   --------
Austria................................................  $    --     $  140    $     --   $     --
Azerbaijan.............................................       --         --       4,461      3,274
Belarus................................................      212         --       7,000      6,985
Cyprus.................................................       --         --          23         --
Czech Republic.........................................      558        588       3,092      3,117
Estonia................................................      118        205       1,516      1,636
Georgia................................................       64        120      22,541     19,372
Germany................................................       45         28         906      1,555
Hungary................................................    2,049      2,593       4,429      5,469
Kazakhstan.............................................    3,282         --      62,018     63,432
Kyrgystan..............................................       41         --       1,796      1,668
Latvia.................................................       --        229      13,229     14,029
Lithuania..............................................      320        251       1,439      1,643
Moldova................................................       --         --       3,493      4,147
People's Republic of China.............................       --         --      59,647     66,451
Romania................................................    1,124      1,326       7,775     10,470
Russia.................................................   22,530      1,745     251,423    256,304
Ukraine................................................      230        165         951        975
United Kingdom.........................................       --         --         269        226
United States (1)......................................      672        218     134,776    137,765
Uzbekistan.............................................       --         --       5,020      5,212
                                                         -------     ------    --------   --------
                                                         $31,245     $7,608    $585,804   $603,730
                                                         =======     ======    ========   ========

------------------------

(1) Assets include goodwill of $121.7 million, and $123.6 million at March 31, 2000 and December 31, 1999, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at March 31, 2000 and December 31, 1999 was $2.5 million and $2.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED)

INVENTORIES

Inventories consist of the following as of March 31, 2000 and December 31, 1999 (in thousands):

                                                              2000       1999
                                                            --------   --------
Lawn and garden equipment:
  Raw materials...........................................  $10,782    $11,346
  Finished goods..........................................   41,502     40,380
                                                            -------    -------
                                                             52,284     51,726
Less: LIFO reserve........................................       --         --
                                                            -------    -------
                                                             52,284     51,726
                                                            -------    -------
Telecommunications:
  Pagers..................................................      139        152
  Telephony...............................................    2,699      2,934
  Cable...................................................      298        397
                                                            -------    -------
                                                              3,136      3,483
                                                            -------    -------
                                                            $55,420    $55,209
                                                            =======    =======

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $4.5 million for the three months ended March 31, 2000.

GAIN ON SETTLEMENT OF OPTION

For the three months ended March 31, 2000, the Company recorded a $2.5 million gain which represents the gain on the settlement on an option agreement in connection with a cancelled private placement.

8. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries (including PLD Telekom Inc.) to establish profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Form 10-K "Item 1--Risks Associated with the Company."

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery for the

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures.

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

During 1997 and 1998, the Company made several investments in telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These ventures were terminated in late 1999 and agreements were entered into in December 1999 terminating the joint ventures' further cooperation with China Unicom. Under the terms of the settlement contracts, the four joint ventures will each receive cash amounts in RMB from China Unicom in full and final payment for the termination of their cooperation contracts with China Unicom. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at March 31, 2000 exchange rates) of which $45.4 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The Communication Group's Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communication Group's joint ventures cooperating with China Unicom. Computer and software services such as offered by the Huaxia JV are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign equity investment in telecommunications operating companies, and that the regulatory and policy situation and prospects for Huaxia JV is different from the regulatory and policy situation and prospects for the Communication Group's joint telecommunications projects with China Unicom at the equivalent stage in their development.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings, except as disclosed in note 5, will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

COMMUNICATIONS GROUP

OVERVIEW

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and a pre-operational business in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Company also held interests in several telecommunications joint ventures in China. These ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $90.1 million (based on the March 31, 2000 exchange rate) in settlement of all claims under the joint venture agreements of which $45.4 million has been received. The Communications Group is now developing e-commerce business opportunities in China.

During 1999 the Company continued to focus its growth strategy on opportunities in communications businesses in Eastern Europe and the republics of the former Soviet Union. The convergence of cable television and telephony, and the relationship of each business to Internet access, provides the Company with new opportunities.

On September 30, 1999, the Company consummated the acquisition of PLD Telekom, a provider of high quality long distance and international telecommunications services in the republics of the former Soviet Union. As a result of the acquisition, PLD Telekom became a wholly owned subsidiary of the Company.

The Communications Group's consolidated revenues represented approximately 38%, and 11% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively. The Company expects this proportion to increase as the Communications Group's joint ventures develop their businesses and with the acquisition of PLD Telekom. Consolidated revenues of the Company for the three months ended March 31, 2000 include $23.8 million attributable to PLD Telekom.

BASIS OF PRESENTATION

Almost all of the Communications Group's joint ventures other than the PLD Telekom businesses report their financial results on a three-month lag. Therefore, the Communications Group's financial results for March 31 include the financial results for those joint ventures for the three months ending
December 31. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table displays a rollforward of the activity and balances of the restructuring reserve account from inception to March 31, 2000 (in thousands):

                                          RESTRUCTURING              DECEMBER 31,              MARCH 31,
TYPE OF COST                                  COST        PAYMENTS       1999       PAYMENTS     2000
------------                              -------------   --------   ------------   --------   ---------
Employee separations....................     $6,175         $303        $5,872      $(3,519)    $2,353
Facility closings.......................      1,456           --         1,456         (315)     1,141
                                             ------         ----        ------      -------     ------
                                              7,631         $303        $7,328      $(3,834)    $3,494
                                                            ====        ======      =======     ======
Write off of fixed assets...............        800
                                             ------
                                             $8,431
                                             ======

CHINA TELECOMMUNICATIONS JOINT VENTURES

Until recently, the Company also held interests in several telecommunications joint ventures in China. Those ventures were terminated in late 1999 and the Company reached agreement with China Unicom, its Chinese partner in the ventures, for the distribution of approximately $90.1 million (based on the March 31, 2000 exchange rate) in settlement of all claims under the joint venture agreements, of which $45.4 million has been received. Over time, the Company anticipates that it will fully recover its remaining investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of March 31, 2000, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $24.2 million.

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

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at March 31, 2000 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELECOMMUNICATIONS
Baltcom GSM (Latvia)........................................       22%
Magticom (Tbilisi, Georgia).................................       35%
ALTEL (Kazakhstan) (2)......................................       50%
BELCEL (Belarus)............................................       50%
Tyumenruskom (Tyumen, Russia)...............................       46%
Gorizont-RT (Sakha) (4).....................................       25%
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (5)................................................       41%
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (5)..................................       41%

FIXED AND OTHER TELEPHONY
PeterStar (St. Petersburg, Russia) (2)......................       71%
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................      100%
Teleport-TP (Moscow, Russia) (2) (6)........................       56%
Telecom Georgia (Tbilisi, Georgia)..........................       30%
MTR-Sviaz (Moscow, Russia) (6)..............................       49%
Instaphone (Kazakhstan).....................................       50%
Caspian American Telecommunications (Azerbaijan) (7)........       37%
CPY Yellow Pages (St. Petersburg, Russia) (2) (8)...........      100%
Cardlink ZAO (Moscow, Russia) (2) (9).......................     84.5%
Spectrum (Kazakhstan) (10)..................................       33%
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan
  Province, China) (11).....................................       54%
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China) (11)......................       54%

INTERNET SERVICES
Huaxia Metromedia Information Technology Co., Ltd. (China)
  (3) (12)..................................................       29%

CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................      100%
Viginta (Vilnius, Lithuania) (2)............................       55%
ATK (Archangelsk, Russia) (2)...............................       81%
Ala TV (Bishkek, Kyrghizstan) (2) (13)......................       53%
Kosmos TV (Moscow, Russia)..................................       50%
Baltcom TV (Riga, Latvia)...................................       50%
Ayety TV (Tbilisi, Georgia).................................       49%
Kamalak TV (Tashkent, Uzbekistan)...........................       50%
Sun TV (Chisinau, Moldova)..................................       50%
Alma TV (Almaty, Kazakhstan)................................       50%
Cosmos TV (Minsk, Belarus)..................................       50%
Teleplus (St. Petersburg, Russia)...........................       45%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................      100%
SAC (Moscow, Russia) (2)....................................       83%
Radio Skonto (Riga, Latvia) (2).............................       55%
Radio One (Prague, Czech Republic) (2)......................       80%
NewsTalk Radio (Berlin, Germany) (2) (14)...................       85%
Radio Vladivostok, (Vladivostok, Russia) (2)................       51%
Country Radio (Prague, Czech Republic) (2)..................       85%
Radio Georgia (Tbilisi, Georgia) (2) (15)...................       51%
Radio Katusha (St. Petersburg, Russia) (2) (15).............       75%
Radio Nika (Sochi, Russia)..................................       51%
AS Trio LSL (Estonia) (15)..................................       49%

PAGING
Baltcom Paging (Estonia) (2)................................       85%
CNM (Romania) (2)...........................................       54%
Eurodevelopment (Ukraine) (2)...............................       51%
Baltcom Plus (Latvia).......................................       50%
Paging One (Tbilisi, Georgia)...............................       45%
Raduga Poisk (Nizhny Novgorod, Russia)......................       45%
PT Page (St. Petersburg, Russia)............................       40%
Kazpage (Kazakhstan) (16)...................................    26-41%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................       50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..........       50%
Paging Ajara (Batumi, Georgia)..............................       35%
Mobile Telecom (Russia) (17)................................       50%

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) Pre-operational system as of March 31, 2000.

(4) The Communications Group is selling its 25% interest to one of the other partners in the venture and the sale is expected to close in the first half of 2000.

(5) Ningbo Ya Mei Telecommunications supported development by China Unicom, a Chinese telecommunications operator, of a GSM mobile telephone system in Ningbo City, China. Ningbo Ya Lian Telecommunications similarly supported development by China Unicom of expansion of GSM services throughout Ningbo Municipality, China. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The operations of these joint ventures have been terminated at the direction of the Chinese government and settlement payments have been received from China Unicom in consideration of this termination. The joint ventures are currently being dissolved and the Company anticipates full recovery of its investments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    in and advances to the joint ventures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

(10) In July 1998 the Communications Group sold its share of Protocall Ventures Limited; however, it retained Protocall Ventures Limited's interest in Spectrum. The Company recorded a gain of approximately $7.1 million on the sale. The Company's interest in Spectrum of $1.6 million was written down and offset against the gain on the sale of Protocall Ventures.

(11) Sichuan Tai Li Feng Telecommunications supported development by China Unicom, a Chinese telecommunications operator, of a fixed line public switched telephone network in Sichuan Province, China. Chongqing Tai Le Feng Telecommunications supported development by China Unicom of a fixed line telephone network in Chongqing City, China. Both joint ventures provided financing, technical assistance and consulting services to the Chinese operator. The operations of these joint ventures have been terminated at the direction of the Chinese government and settlement payments have been received from China Unicom in consideration of this termination. The joint ventures are currently being dissolved and the Company anticipates full recovery of investments in and advances to the joint ventures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(12) The Communications Group owns 49% of a pre-operational joint venture in China licensed to provide e-commerce trading support systems to the Chinese partner in the joint venture. The partner is a domestic trading company pursuing internet-based commerce among Chinese state-owned enterprises.

(13) Launched service in June 1999.

(14) The Communications Group entered into an agreement to dispose of the operations of NewsTalk Radio during the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
(15) Radio Katusha includes two radio stations operating in St. Petersburg, Russia and AS Trio LSL includes five radio stations operating in various cities throughout Estonia. Radio Georgia includes two radio stations operating in Georgia.

(16) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(17) The Company's purchase of Mobile Telecom closed during June 1998. The Company purchased its 50% interest in Mobile Telecom for $7.0 million plus two potential earnout payments to be made in 2000 and 2001. Each of the two earnout payments is to be equal to $2.5 million, adjusted up or down based upon performance in 1999 and 2000, respectively, as compared to certain financial targets. The Company did not make any payment with respect to 1999. Simultaneously with the purchase of Mobile Telecom, the Company purchased 50% of a related pager distribution company for $500,000.

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

CERTAIN DISPOSITIONS OF ASSETS AND OTHER COMPANY INFORMATION

On November 1, 1995, as a result of the mergers of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company and MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company does not believe it will receive any funds in respect of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 61.

SEGMENT INFORMATION

The following tables set forth operating results for the three ended March 31, 2000 and 1999, for the Company's Communications Group and Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                     COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                 SOVIET UNION
                                  --------------------------------------------------------------------------
                                                                                          SEGMENT
                                  WIRELESS     FIXED      CABLE        RADIO               HEAD-              COMMUNICATIONS
                                  TELEPHONY  TELEPHONY  TELEVISION  BROADCASTING  PAGING  QUARTERS   TOTAL     GROUP-CHINA
                                  ---------  ---------  ----------  ------------  ------  --------  --------  --------------
COMBINED
Revenues........................   $19,911    $27,489    $ 9,386       $5,298     $2,769  $    679  $ 65,532
Depreciation and amortization...     5,813      5,400      3,198          390        246     8,245    23,292
Operating income (loss).........     3,030        598       (226)         251       (231)  (12,460)   (9,038)

CONSOLIDATED
Revenues........................   $ 3,494    $20,257    $ 1,530       $4,753     $  532  $    679  $ 31,245     $    --
Gross profit....................
Depreciation and amortization...     1,298      4,009        682          278         72     8,304    14,643          52
Operating income (loss).........      (899)     2,489       (380)         329         (6)  (12,519)  (10,986)     (1,905)

UNCONSOLIDATED JOINT VENTURES
Revenues........................   $16,417    $ 7,232    $ 7,856       $  545     $2,237  $     --  $ 34,287     $    --
Depreciation and amortization...     4,515      1,391      2,516           53        174        --     8,649          --
Operating income (loss).........     3,929     (1,891)       154          (19)      (225)       --     1,948          --
Net income (loss)...............     1,320     (2,863)    (1,910)         (52)      (508)       --    (4,013)         --
Equity in income (losses) of
  unconsolidated investees (note
  2)............................     2,549     (1,524)      (393)         (37)      (345)       --       250          --
Foreign currency loss...........                                                                        (478)         --
Minority interest...............                                                                        (638)      1,457
Interest expense................
Interest income.................
Gain on settlement of option....
Income tax expense..............
Net loss........................


                                            CORPORATE
                                  SNAPPER  HEADQUARTERS  CONSOLIDATED
                                  -------  ------------  ------------
COMBINED
Revenues........................
Depreciation and amortization...
Operating income (loss).........
CONSOLIDATED
Revenues........................  $50,103    $    --       $ 81,348
Gross profit....................   17,484
Depreciation and amortization...    1,479         17         16,191
Operating income (loss).........    4,165     (1,351)       (10,077)
UNCONSOLIDATED JOINT VENTURES
Revenues........................
Depreciation and amortization...
Operating income (loss).........
Net income (loss)...............
Equity in income (losses) of
  unconsolidated investees (note
  2)............................       --         --            250
Foreign currency loss...........       --         --           (478)
Minority interest...............       --         --            819
Interest expense................                             (7,928)
Interest income.................                                891
Gain on settlement of option....                              2,500
Income tax expense..............                             (2,508)
                                                           --------
Net loss........................                           $(16,531)
                                                           ========

---------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)

                                             COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE
                                                                  FORMER SOVIET UNION
                                     ------------------------------------------------------------------------------
                                                                           RADIO                SEGMENT
                                     WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                     TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                     ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues...........................   $ 8,956     $ 6,169      $ 7,981     $5,892    $ 4,771    $   227    $33,996
Depreciation and amortization......     2,916         541        3,455        451        466        910      8,739
Operating income (loss)............      (454)      1,035       (1,160)      (425)      (877)    (6,486)    (8,367)

CONSOLIDATED
Revenues...........................   $    --     $    --      $ 1,248     $5,189    $   944    $   227    $ 7,608
Gross profit.......................
Depreciation and amortization......        --          --          443        383        291        910      2,027
Operating income (loss)............        --          --          (58)      (464)    (1,153)    (6,486)    (8,161)

UNCONSOLIDATED JOINT VENTURES
Revenues...........................   $ 8,956     $ 6,169      $ 6,733     $  703    $ 3,827    $    --    $26,388
Depreciation and amortization......     2,916         541        3,012         68        175         --      6,712
Operating income (loss)............      (454)      1,035       (1,102)        39        276         --       (206)
Net income (loss)..................    (2,031)     (1,289)      (1,737)       (12)       231         --     (4,838)
Equity in income (losses) of
  unconsolidated investees
  (note 2).........................      (528)       (678)        (362)       (14)       162         --     (1,420)
Foreign currency loss..............                                                                           (508)
Minority interest..................                                                                            293
Interest expense...................
Interest income....................
Income tax expense.................
Net loss...........................


                                     COMMUNICATIONS
                                        GROUP--                   CORPORATE
                                         CHINA        SNAPPER    HEADQUARTERS   CONSOLIDATED
                                     --------------   --------   ------------   ------------
COMBINED
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
CONSOLIDATED
Revenues...........................     $    --       $60,034      $    --        $ 67,642
Gross profit.......................                    20,093
Depreciation and amortization......         784         1,555            1           4,367
Operating income (loss)............      (3,547)        3,319       (1,357)         (9,746)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................     $ 1,012
Depreciation and amortization......         682
Operating income (loss)............          52
Net income (loss)..................      (1,160)
Equity in income (losses) of
  unconsolidated investees
  (note 2).........................        (265)           --           --          (1,685)
Foreign currency loss..............          --            --           --            (508)
Minority interest..................       2,176            --           --           2,469
Interest expense...................                                                 (3,406)
Interest income....................                                                  1,700
Income tax expense.................                                                    (94)
                                                                                  --------
Net loss...........................                                               $(11,270)
                                                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATION--THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS
  ENDED
  MARCH 31, 1999

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

WIRELESS TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's wireless telephony ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
ALTEL* (Almaty, Kazakhstan).................................      50%          C         N/A
Baltcom GSM (Latvia)........................................      22%          E         E
Magticom (Tbilisi, Georgia).................................      35%          E         E
Tyumenruskom (Tyumen, Russia)...............................      46%          E         E
BELCEL* (Minsk, Belarus)....................................      50%          E         N/A

------------------------

*--Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                                                      % CHANGE
WIRELESS TELEPHONY--CONSOLIDATED                                2000       1999     2000 TO 1999
--------------------------------                              --------   --------   ------------
Revenues....................................................   $3,494      $--          N/A
Operating loss..............................................   $ (899)     $--          N/A

REVENUES. Wireless telephony consolidated revenues for the first quarter of 2000 amounted to $3.5 million and were primarily attributable to ALTEL, the Kazakhstan D-AMPS operator acquired in connection with the Company's acquisition of PLD Telekom Inc. in September 1999. ALTEL's revenues for the first quarter of 1999 amounted to $7.9 million. The reduction in revenues compared to 1999 was due to continued competition from two GSM operators who entered the Kazakhstan market in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. As a result of the above mentioned competition from the two GSM operators, ALTEL in March 2000 lowered its tariffs and moved to a one second billing step from the previous full minute billing step. The resultant reduction in margins led the venture to report a first quarter 2000 operating loss of $1.1 million compared to operating income of $2.2 million for the same period in 1999. The long term effect of ALTEL's change in tariffs and billing steps on revenues is uncertain. However, continued competition in the remaining part of 2000 is likely to have further adverse effects on the venture's operating results.

                                                                                    % CHANGE
                                                                                    2000 TO
WIRELESS TELEPHONY--UNCONSOLIDATED                              2000       1999       1999
----------------------------------                            --------   --------   --------
Revenues....................................................  $16,417    $ 8,956       83%
Operating income (loss).....................................  $ 3,929    $  (454)     N/M
Net income (loss)...........................................  $ 1,320    $(2,031)     N/M
Equity in income (losses) of joint ventures.................  $ 2,549    $  (528)     N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The share in income from investments in wireless telephony ventures for the first quarter of 2000 amounted to $2.5 million, compared to losses of $528,000 in the first quarter of 1999. These results were attributable mainly to GSM wireless operations in Latvia and Georgia.

In Latvia, Baltcom GSM's first quarter of 2000 revenues increased by 57% to $8.3 million from $5.3 million in the first quarter of 1999. In late 1999 the three month reporting lag for Baltcom GSM was eliminated. Accordingly, first quarter of 2000 revenues for the venture therefore represented results for the three months ended March 31, 2000, whereas first quarter of 1999 results represented those of the three months ended December 31, 1998. The increase in first quarter of 2000 revenues as compared with the first quarter of 1999 was due primarily to strong subscriber growth, wider service area coverage and higher subscriber air time. Baltcom GSM's operating profit for the first three months of 2000 increased to $1.1 million from a loss of $229,000 in the first quarter of 1999.

In Georgia, Magticom's first quarter of 2000 revenues were $6.6 million, a 78% increase on first quarter of 1999 revenues of $3.7 million and due in part to the settlement of a legal claim of $1.8 million in the venture's favor in early 2000. In addition, revenues increased due to subscriber growth. As a result of the above, Magticom achieved a net income of $3.2 million in the first three months of 2000, as compared to a net loss of $1.1 million during the first three months of 1999.

Other ventures in this category include BELCEL, which operates an NMT 450 wireless network in Belarus and was acquired pursuant to the Company's acquisition of PLD Telekom in September 1999, and Tyumenruscom, the D-AMPS operator in Tyumen, Russia. These ventures jointly generated revenues of $1.5 million and net losses of $773,000 in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
FIXED TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's fixed telephony ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Technocom (Moscow, Russia)*.................................      100%         C         N/A
PeterStar (St Petersburg, Russia)*..........................       71%         C         N/A
Baltic Communications (St Petersburg, Russia)*..............      100%         C         N/A
Instaphone (Kazakhstan)**...................................       50%         E         E
MTR Sviaz*..................................................       49%         E         N/A
Caspian American Telecommunications (Azerbaijan)............       38%         E         P
Telecom Georgia (Tbilisi, Georgia)..........................       30%         E         E
Spectrum (Kazakhstan)**.....................................       33%         E         E

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

** Results not reported.

The following table sets forth the revenues and operating income (loss) for the consolidated fixed telephony ventures (in thousands):

                                                                                    % CHANGE
                                                                                    2000 TO
FIXED TELEPHONY--CONSOLIDATED                                   2000       1999       1999
-----------------------------                                 --------   --------   --------
Revenues....................................................  $20,257      $--        N/A
Operating income............................................  $ 2,489      $--        N/A

REVENUES. Fixed telephony consolidated revenues for the first quarter of 2000 amounted to $20.3 and were attributable to subsidiaries acquired in connection with the Company's acquisition of PLD Telecom on September 30, 1999. The most significant ventures acquired were PeterStar, which operates a fully digital, city-wide fiber optic telecommunications network in St Petersburg, Russia, and Technocom, which through Teleport-TP operates Moscow-based long distance and international telephony networks using satellite and fiber optic technology. The Company also acquired BCL, which provides international direct dial, payphone and leased line services for Russian and international businesses in St Petersburg, Russia.

In the first three months of 2000 PeterStar generated revenues of $13.0 million as compared to $13.9 million in the same period in 1999, the reduction primarily due to adjustments relating to deferred installation revenue.

In the first three months of 2000, Technocom generated revenues of $5.2 million compared to $4.4 million in the same period in 1999. Higher international and long distance traffic volumes in the first quarter of 2000 caused Technocom's revenues to increase compared to those in 1999. Technocom's traffic levels in the remaining part of 2000 are expected to continue to improve.

OPERATING INCOME. During the first quarter of 2000, fixed telephony consolidated ventures generated operating profits of $2.5 million. PeterStar's operating profit for the quarter was $3.9 million compared to $4.0 million for the first quarter of 1999. PeterStar's first quarter of 2000 profitability was adversely

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) affected by the above mentioned adjustments to deferred installation revenues. Technocom generated an operating loss of $539,000 during the first quarter of 2000 compared to a loss of $3.8 million in the first quarter of 1999. This reduction of operating loss was due to a restructuring of operations in early 1999 and a resultant reduction in overhead expense and because of increased revenue.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated fixed telephony joint ventures recorded under the equity method (in thousands):

                                                                                    % CHANGE
                                                                                    2000 TO
FIXED TELEPHONY--UNCONSOLIDATED                                 2000       1999       1999
-------------------------------                               --------   --------   --------
Revenues....................................................  $ 7,232    $ 6,169       17%
Operating income (loss).....................................  $(1,891)   $ 1,035      N/M
Net loss....................................................  $(2,863)   $(1,289)     122%
Equity in losses of joint ventures..........................  $(1,524)   $  (678)     125%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from investments in fixed telephony ventures for the first quarter of 2000 increased to $1.5 million from $678,000 in the first quarter of 1999. These results were attributable mainly to the operations of Telecom Georgia and Caspian American Telephone ("CAT").

In the first three months of 2000, Telecom Georgia generated revenues of $6.2 million compared to revenues of $6.1 million in the first quarter of 1999. The venture's first quarter of 2000 operating results were adversely affected by higher interconnect costs leading to operating losses of $1.1 million as compared to an operating income of $1.1 million achieved in the first quarter of 1999.

CAT generated revenues of $561,000 in the first three months of 2000 and recorded operating losses and net losses of $807,000 million and $1.2 million respectively. Results for the first quarter of 1999 are not applicable as the venture was pre-operational at that time. High start up costs coupled with a slower build up of CAT's customer base resulted in the operating and net loss. In late 1999 the Company recorded an impairment charge of $9.9 million in the value of its investment in this venture.

The above results also include those of MTR Sviaz which was acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999 and operates a Moscow-based telephony network using fiber optic technology. During the first quarter of 2000 MTR Sviaz generated revenues of $451,000 and an operating profit of $64,000, as compared to revenues of $446,000 and operating income of $38,000 in the first quarter of 1999. The venture's results are expected to improve over the remainder of 2000 as a result of improved cross-marketing opportunities with Mosenergo, the Company's 51% partner in MTR Sviaz.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

CABLE TELEVISION

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's cable television ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Romsat Cable TV (Bucharest, Romania)........................      100%         C           C
Ala TV (Bishkek, Kyrgyzstan)................................       53%         C         N/A
Viginta (Vilnius, Lithuania)................................       55%         C           C
ATK (Archangelsk, Russia)...................................       81%         C           C
Kosmos TV (Moscow, Russia)..................................       50%         E           E
Baltcom TV (Riga, Latvia)...................................       50%         E           E
Ayety TV (Tbilisi, Georgia).................................       49%         E           E
Kamalak TV (Tashkent, Uzbekistan)...........................       50%         E           E
Sun TV (Chisinau, Moldova)..................................       50%         E           E
Alma TV (Almaty, Kazakhstan)................................       50%         E           E
Cosmos TV (Minsk, Belarus)..................................       50%         E           E
Teleplus (St. Petersburg, Russia)*..........................       45%         E           E

------------------------

*   Results not reported.

The following table sets forth the revenues and operating loss for consolidated cable television ventures (in thousands):

                                                                                      % CHANGE
CABLE TELEVISION--CONSOLIDATED                                  2000       1999     2000 TO 1999
------------------------------                                --------   --------   ------------
Revenues....................................................   $1,530     $1,248         23%
Operating loss..............................................   $ (380)    $  (58)       555%

REVENUES. Cable television operations generated consolidated revenues of $1.5 million in the first three months of 2000, representing a 23% increase on first quarter of 1999 consolidated revenues of $1.2 million. The majority of 1999 consolidated revenues were attributable to Romsat, Viginta, and ATK.

In Romania, Romsat reported first quarter of 2000 revenues of $940,000, as compared to first quarter of 1999 revenues of $892,000 due to a slight increase in subscriber numbers in the Targu Mures region of the country. In Lithuania, Viginta generated revenues of $320,000 in the first three months of 2000, representing an increase of 27% on first quarter of 1999 revenues of $251,000 attributable to better programming. ATK, which recently commenced operations in Arkhangelsk, Russia, reported revenues of $230,000 for the first quarter of 2000, a 119% increase on revenues for the same period in 1999 when the venture was still in its start up phase.

For the remainder of 2000 consolidated revenues arising from cable operations are expected to continue to grow as a result of improved programming, network expansion, tariff increases and possible acquisitions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. Cable television reported consolidated operating losses for the first three months of 2000 of $380,000, compared to first quarter 1999 operating losses of $58,000. Romsat reported first quarter of 2000 operating losses of $36,000 compared to a $203,000 operating income for the same period in 1999, mainly due to higher goodwill amortization charges following network acquisitions in late 1999 and higher first quarter 2000 bad debt charges. Viginta increased marketing costs to develop market share resulting in higher sales and a slight decrease in operating loss from $149,000 in the first three months of 1999 to $141,000 for the first quarter of 2000. ATK reported first quarter of 2000 operating losses of $96,000, as compared to first quarter of 1999 operating losses of $97,000.

The following table sets forth the revenues, operating loss, net loss and equity in income (losses of unconsolidated cable television joint ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
CABLE TELEVISION-UNCONSOLIDATED                                 2000       1999     2000 TO 1999
-------------------------------                               --------   --------   ------------
Revenues....................................................  $ 7,856    $ 6,733         17%
Operating income (loss).....................................  $   154    $(1,102)       N/M
Net loss....................................................  $(1,910)   $(1,737)        10%
Equity in losses of joint ventures..........................  $  (393)   $  (362)         9%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the first quarter of 2000 amounted to $393,000, compared to losses of $362,000 in the first quarter of 1999. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow, and Almaty TV in Kazakhstan.

Baltcom TV reported revenues of $1.8 million in the first three months of 2000, a 13% increase on first quarter 1999 revenues of $1.6 million due to increases in tariffs and subscriber numbers. As a result the venture reported increased operating income of $295,000 in the first three months of 2000 compared to $211,000 in the first quarter of 1999.

Kosmos TV's revenues increased by $321,000 in the first quarter of 2000 to $1.6 million from $1.3 million in the first quarter of 1999 due to programming improvements. The venture generated operating income of $99,000 for the first three months of 2000 as compared with operating losses of $481,000 for 1999.

Almaty TV's revenues increased from $1.1 million in the first quarter of 1999 to $1.6 million in the first quarter of 2000 due to continued marketing and advertising efforts together with implementation of tiered subscriber pricing policies. However, due to strong competitive pressure on margins, and higher costs due to the increased scale of operational activity, the venture reported reduced operating income of $100,000 in the first quarter of 2000 compared to $226,000 in the first quarter of 1999, and a net loss of $123,000 in the first quarter of 2000 compared to net income of $54,000 in the same period in 1999. Alma TV expects to improve profitability over the remainder of 2000 as a result of the continued build out of its networks and improved subscriber management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

RADIO BROADCASTING

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's radio broadcasting ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Radio Juventus (Budapest, Hungary)..........................      100%         C          C
SAC (Moscow, Russia)........................................       83%         C          C
Radio Skonto (Riga, Latvia).................................       55%         C          C
Radio One (Prague, Czech Republic)..........................       80%         C          C
NewsTalk Radio (Berlin, Germany)............................       85%         C          C
Radio Vladivostok (Vladivostok, Russia).....................       51%         C          C
Country Radio (Prague, Czech Republic)......................       85%         C          C
Radio Georgia (Tbilisi, Georgia)............................       51%         C          C
Radio Katusha (St. Petersburg, Russia)......................       75%         C          C
Radio Nika (Socci, Russia)..................................       51%         E          E
AS Trio LSL (Tallinn, Estonia)..............................       49%         E          E

The following table sets forth the revenues and operating income (loss) for consolidated radio broadcasting ventures (in thousands):

                                                                                      % CHANGE
RADIO--CONSOLIDATED                                             2000       1999     2000 TO 1999
-------------------                                           --------   --------   ------------
Revenues....................................................   $4,753     $5,189         (8)%
Operating income (loss).....................................   $  329     $ (464)       N/M

REVENUES. Radio operations generated consolidated revenues of $4.8 million in the first quarter of 2000, representing an 8% decrease on first quarter of 1999 revenues of $5.2 million. The majority of revenues were from Radio Juventus in Budapest, SAC in Moscow, and Radio Katusha in St. Petersburg. Radio Juventus in the first quarter of 2000 had revenues of $2.0 million, 23% lower than in the same period in 1999. The decrease was due to the continued effect of competition from the new national Hungarian radio network. In Russia, SAC and Radio Katusha's revenues rose from $1.2 million and $463,000 in the first quarter of 1999, when the immediate after effects of the Russian economic crisis in late 1998 were still being felt, to $1.3 million and $574,000 respectively in the first quarter of 2000.

OPERATING INCOME (LOSS). In the first quarter of 2000, radio operations generated operating income of $329,000, compared to operating losses of $464,000 during the first three months of 1999. First quarter of 2000 profitability was favorably affected by increased revenues at SAC and Radio Katusha. Together these ventures generated operating income of $755,000 in the first quarter of 2000 compared to $384,000 in the same period in 1999. In addition, News Talk Radio, Germany, recorded a first quarter of 2000 operating loss of $867,000, representing a 46% decrease in its first quarter of 1999 operating loss of $1.6 million. The Communications Group entered into an agreement to dispose of the operations of NewsTalk Radio during the second quarter of 2000. In Hungary, Radio Juventus generated an operating income of $252,000, a decrease of $375,000 on the first quarter of 1999 operating income of $627,000 due to the reduced revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the Communications Group's investment in unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                                                      % CHANGE
RADIO--UNCONSOLIDATED                                           2000       1999     2000 TO 1999
---------------------                                         --------   --------   ------------
Revenues....................................................    $545       $703         (22)%
Operating income (loss).....................................    $(19)      $ 39         N/M
Net loss....................................................    $(52)      $(12)        333 %
Equity in losses of joint ventures..........................    $(37)      $(14)        164 %

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $37,000, compared to losses of $14,000 in the first quarter of 1999. These results were mainly attributable to Radio Trio, Tallinn, Estonia, which generated revenues of $524,000 during the first three months of 2000 compared to $667,000 during the same period in 1999. The decrease in revenues was attributable to increased competition and local restrictions on pricing. As a result Radio Trio reported first quarter of 2000 operating losses of $16,000 as compared with a first quarter of 1999 operating income of $33,000.

PAGING

OVERVIEW. In 1998 the Communications Group stopped funding most paging operations and it continues to manage almost all of its paging ventures on a cash break even basis. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding and is developing a strategy to maximize the value of its paging investments. Paging ventures generated losses during the first quarter of 2000. For the remainder of the year it is expected that the paging operations will continue to generate losses. The Company has adjusted its investment in certain paging operations which were recorded under the equity method to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of these investees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's paging ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Baltcom Paging (Tallinn, Estonia)...........................        85%         C         C
CNM (Romania)...............................................        54%         C         C
Paging One Services (Austria)...............................       100%       N/A         C
Eurodevelopment (Ukraine)...................................        51%         C         C
Baltcom Plus (Riga, Latvia)*................................        50%         E         E
Paging One (Tbilisi, Georgia)*..............................        45%         E         E
Raduga Poisk (Nizhny Novgorod, Russia)*.....................        45%         E         E
PT Page (St. Petersburg, Russia)*...........................        40%         E         E
Kazpage (Kazakhstan)*.......................................     26-41%         E         E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)*.........        50%         E         E
Paging Ajara (Batumi, Georgia)*.............................        35%         E         E
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%         E         E
Mobile Telecom (Russia).....................................        50%         E         E

------------------------

* Results not reported.

The following table sets forth the revenues and operating loss for consolidated paging ventures (in thousands):

                                                                                      % CHANGE
PAGING--CONSOLIDATED                                            2000       1999     2000 TO 1999
--------------------                                          --------   --------   ------------
Revenues....................................................    $532     $   944        (44)%
Operating loss..............................................    $ (6)    $(1,153)       (99)%

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $532,000 in the first quarter of 2000, representing a 44% decrease on revenues of $944,000 for the same period in 1999. The decrease was due primarily to continued competition from the wireless telephony market and the disposal of Vienna Paging in 1999. A significant portion of first quarter of 2000 revenues were attributable to Eurodevelopment, Ukraine, whose revenues amounted to $230,000 compared with $165,000 for the same period in the previous year when the venture was in its start up phase. CNM, Romania, generated first quarter of 2000 revenues of $184,000 compared to $434,000 in the first quarter of 1999. Other consolidated paging revenues were attributable to Baltcom Estonia, which had revenues of $118,000 in the first quarter of 2000 as compared with $205,000 in the first quarter of 1999.

OPERATING LOSS. Consolidated operating losses arising from paging operations amounted to $6,000 in the first quarter of 2000, compared to $1.2 million in the same period in 1999. Operating losses in the first quarter of 1999 were adversely affected by Vienna Paging whose operations were disposed of later in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated paging joint ventures, which are recorded under the equity method (in thousands):

                                                                                      % CHANGE
PAGING--UNCONSOLIDATED                                          2000       1999     2000 TO 1999
----------------------                                        --------   --------   ------------
Revenues....................................................   $2,237     $3,827        (42%)
Operating income (loss).....................................   $ (225)    $  276         N/M
Net income (loss)...........................................   $ (508)    $  231         N/M
Equity in income (losses) of joint ventures.................   $ (345)    $  162         N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures amounted to $345,000 in the first quarter of 2000 compared to income of $162,000 in the same period in 1999 and related primarily to the operations of Mobile Telecom in Moscow.

Mobile Telecom generated revenues of $2.0 million during the first quarter of 2000, a decrease of $1.4 million compared to the same period in 1999, as the venture continued to experience the effects of strong competition from the wireless telephony sector. As a result of decreased revenues, the venture reported a first quarter net loss of $228,000 compared to a first quarter 1999 net income of $178,000.

During 1998 the majority of the Communications Group's equity investments were written down to zero and since the Communications Group no longer funds their operations, the results of these ventures are no longer reported.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Revenues....................................................  $    679   $   227        199%
Operating loss..............................................  $(12,519)  $(6,486)        93%

REVENUES. Increased revenues in the first quarter of 2000 compared to the same period in the prior year reflected growth in programming and management fee revenues from the Communications Group's unconsolidated businesses

OPERATING LOSS. Operating losses for the first three months of 2000 amounted to $12.5 million, a 93% increase on 1999 first quarter operating losses of $6.5 million. Increased operating losses were principally due to increased depreciation and amortization charges related to goodwill arising from, and telephony licenses acquired pursuant to, the Company's acquisition of PLD Telekom in September 1999, of $6.3 million, and to the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years which increased amortization from $910,000 in 1999 to $2.0 million in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
FOREIGN CURRENCY LOSS AND MINORITY INTEREST

The following table sets forth foreign currency loss and minority interest for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union.

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Foreign currency loss.......................................   $(478)     $(508)         (6)%
Minority interest...........................................   $(638)     $ 293         N/M

Foreign currency losses for the first quarter of 2000 amounted to $478,000, compared to $508,000 in the first quarter of 1999 and represented the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The first quarter 2000 foreign currency loss was due primarily to the fluctuation of the U.S. dollar against local currencies in Germany and Hungary.

Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

COMMUNICATIONS GROUP--CHINA

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's ventures for the three months ended March 31, 2000 and 1999:

                                                                                 MARCH 31,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2000       1999
------------------------                                      -----------   --------   --------
WIRELESS TELECOMMUNICATIONS
Ningbo Ya Mei Telecommunications Co., Ltd.
  (Ningbo City, China)......................................      70%          D           E
Ningbo Ya Lian Telecommunications Co., Ltd.
  (Ningbo Municipality, China)..............................      70%          D           P

FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd.
  (Sichuan Province, China).................................      92%          D           P
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China)...........................      92%          D           P

INTERNET SERVICES--E-COMMERCE
Huaxia Metromedia Information Technology Co., Ltd...........      49%          P         N/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
CHINA TELECOMMUNICATIONS JOINT VENTURE INFORMATION

                                                              THREE MONTHS ENDED MARCH 31, 1999
                                                    -----------------------------------------------------
                                                     NINGBO     NINGBO    SICHUAN    CHONGQING
                                                       JV       JV II        JV         JV        TOTAL
                                                    --------   --------   --------   ---------   --------
Revenues..........................................   $ 988       $ --      $  --       $  24     $ 1,012
Depreciation and amortization.....................   $(608)      $ --      $ (16)      $ (58)    $  (682)
Operating income (loss)...........................   $ 293       $(15)     $ (83)      $(143)    $    52
Net loss..........................................   $(569)      $(51)     $(317)      $(223)    $(1,160)
Equity in losses of joint ventures................   $ (16)      $ (8)     $ (93)      $(148)    $  (265)

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

In July 1999, Ningbo Ya Mei Telecommunications, Ltd., one of the Company's two telecommunications joint ventures in Ningbo Municipality, China, received a written notice from China Unicom stating that the Chinese government had directed China Unicom to terminate further cooperation with Ningbo Ya Mei. China Unicom subsequently informed the Company that the notification also applies to the Company's other telecommunications joint venture in Ningbo Municipality. In subsequent notifications from China Unicom to the Company's joint ventures, China Unicom stated its intention to terminate all cooperation contracts with sino-sino-foreign joint ventures in China, pursuant to an August 30, 1999 mandate from the Chinese Ministry of Information Industry. In its notifications, China Unicom requested that negotiations begin regarding a suitable settlement of the matter and other matters related to the winding up of the Company's joint ventures cooperation agreements with China Unicom as a result of the Ministry of Information Industry notice. With the issuance of these notifications, China Unicom ceased further performance under its cooperation contracts with the Company's joint

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) ventures. However, China Unicom did make distribution of amounts owed to the Company's Ningbo Ya Mei joint venture for the first half of 1999 according to the terms of the cooperation contract. The Company, through its four joint ventures, entered into negotiations with China Unicom in September 1999 to reach suitable terms for termination of the cooperation contracts.

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

The Company will receive substantial portions of the China Unicom settlement payments to the joint ventures via repayment of advances and distribution of joint venture assets on dissolution. China Unicom's settlement payments to the joint ventures were made in RMB. However, the joint ventures'

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) formation contracts and loan agreements with Asian American Telecommunications had been registered with Chinese authorities so as to assure the joint ventures' ability to convert RMB deposits into foreign exchange for payment to the Company. Over time, the Company anticipates that it will fully recover its investments in and advances to the four affected joint ventures, but no assurances can be made as to the exact timing or amount of such repayments. As of March 31, 2000, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately
$45.4 million in U.S. Dollars from the China Unicom settlement. As of March 31, 2000, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $24.2 million.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at the March 31, 2000 exchange rates) of which $45.4 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure at this time that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

The following table sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony-related ventures in China (in thousands):

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Operating loss..............................................  $(1,905)   $(3,547)       (46)%
Equity in losses of joint ventures..........................  $    --    $  (265)       N/A
Minority interests..........................................  $ 1,457    $ 2,176        (33)%

OPERATING LOSS. The operating loss decreased $1.6 million to $1.9 million for the three months ended March 31, 2000 as compared to the same period in 1999. The decrease in operating loss is principally attributable to the termination of the Company's joint venture cooperation with China Unicom and the resulting reduction in overhead costs.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's joint ventures in China are no longer reflected in the Company's financial results as a result of the joint venture's signing the settlement agreement with China Unicom on December 3, 1999.

MINORITY INTERESTS. For the three months ended March 31, 2000 and 1999, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. At this time, the prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) affected by the economic crisis remain unclear. The economic crisis has resulted in a number of defaults by borrowers in Russia and other countries and a reduced level of financing available to investors in these countries. The devaluation of many of the currencies in the region has also negatively affected the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The Communications Group expects that these problems will negatively affect the financial performance of certain of its cable television, telephony, radio broadcasting and paging ventures.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Revenues....................................................  $50,103    $60,034        (17)%
Gross profit................................................  $17,484    $20,093        (13)%
Operating income............................................  $ 4,165    $ 3,319         26 %

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Snapper's 2000 first quarter sales were $50.1 million as compared to $60.0 million in 1999. 1999 sales were higher due primarily to a $5.5 million increase in snowthrower sales due to heavy snow in the Midwest in January of 1999. In 2000, Snapper notified a number of its commissioned distributors and commissioned agents informing them of Snapper's decision not to extend their existing contracts, which are set to expire August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, which should allow it to lower costs and improve gross profit margins in the future. This announcement had a negative impact on sales during the first quarter, and it is anticipated to negatively impact sales for the remainder of 2000.

GROSS PROFIT. Gross profit during 2000 was $17.5 million as compared to $20.1 million in 1999. The lower gross profit in 2000 was due to lower sales noted above. However, gross profit margin improved from 33.5% in 1999 to 34.9% in 2000 due to continuing cost containment programs.

OPERATING INCOME. Operating income of $4.2 million in 2000 as compared to $3.3 million in 1999 resulted from selling, general and administrative cost decreases of $3.4 million in 2000 when compared to 1999, partially offset by the reduced gross profit noted above. The 1999 operating income was negatively impacted by a $1.8 million judgment issued in March 1999 related to a lawsuit.

CORPORATE HEADQUARTERS

Corporate Headquarters costs reflect the management fee paid to Metromedia Company under the management agreement, investor relations, legal and other professional costs, insurance and other corporate costs. The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Operating loss..............................................  $(1,351)   $(1,357)        0%

OPERATING LOSS. For the three months ended March 31, 2000 and 1999, Corporate Headquarters had general and administrative expenses of approximately
$1.4 million and $1.4 million, respectively.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months ended March 31, 2000 and 1999 (in thousands):

                                                                                      % CHANGE
                                                                2000       1999     2000 TO 1999
                                                              --------   --------   ------------
Interest expense............................................  $ (7,928)  $ (3,406)      133 %
Interest income.............................................  $    891   $  1,700       (48)%
Gain on settlement of option................................  $  2,500         --       N/A
Income tax expense..........................................  $ (2,508)  $    (94)      N/M
Net loss....................................................  $(16,531)  $(11,270)      (47)%

INTEREST EXPENSE. Interest expense increased $4.5 million to $7.9 million for the three months ended March 31, 2000 when compared to 1999. The increase in interest was principally due to the $4.5 million of amortization of interest on the Company's 10 1/2% senior discount notes.

INTEREST INCOME. Interest income decreased $809,000 to $891,000 in 2000 when compared to 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAX EXPENSE. For the three months ended March 31, 2000 and 1999, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $4.9 million and $3.9 million, respectively. The income tax benefit in 2000 and 1999 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2000 and 1999 reflects foreign taxes in excess of the federal credit.

NET LOSS INCLUDING GAIN ON SETTLEMENT OF OPTION.  Net loss increased to
$16.5 million for the three months ended March 31, 2000 from $11.3 million for the three months ended March 31, 1999. The increase in the net loss is principally from increased amortization of goodwill and licenses attributable to the acquisition of PLD Telekom, the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, the increase in interest expense of $4.5 million principally from the amortization of interest on the Company's 10 1/2% senior discount notes and increased income tax expense of $2.4 million. Included in net loss is a gain of $2.5 million which represents the gain on the settlement on an option agreement in connection with a cancelled private placement.

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

SENIOR DISCOUNT NOTES. In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") to the holders of the PLD Telekom's then outstanding 14% senior discount notes due 2004 and 9% convertible subordinated notes due 2006 pursuant to an agreement to exchange and consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders. The terms of the Senior Discount Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as Trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes will not accrue cash interest before March 30, 2002. After this date, the Senior Discount Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) commencing September 30, 2002. The interest on the Senior Discount Notes will be computed on the basis of a 360-day year comprised of twelve months.

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

TELECOMINVEST. In September and October 1999, PLD Telekom entered into certain option agreements (subsequently assigned to the Company) with Commerzbank AG and First National Holding S.A. which owns the majority of the ordinary shares of OAO Telecominvest, a Russian company with interests in a wide range of telecommunications companies in St. Petersburg and Northwestern Russia and PLD

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Telekom's joint venture partner in its subsidiary PeterStar. The aggregate consideration for the options was $8.5 million and they gave the Company the right to participate in a planned private placement by First National Holding by acquiring, for nominal value, that number of shares equal to $8.5 million divided by 80% of the issuance price in the placement or, if the placement was not completed on or before December 31, 1999 (extended by amendment to January 31, 2000), to acquire up to 16% of First National Holding for additional consideration of approximately $8.5 million. In resolution of disputes regarding the parties' rights under those agreements, on March 30, 2000, First National Holding paid the Company $11.0 million in full settlement of the Company's and PLD Telekom's rights under the option agreements.

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 2000, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $234.0 million, of which $47.7 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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

As part of the financing, the European Bank for Reconstruction and Development was also provided a 5% interest in the joint venture which it can put back to Baltcom GSM at certain dates in the future at a multiple of Baltcom GSM's earnings before interest, taxes, depreciation and amortization or EBITDA, not to exceed $6.0 million. The Company and Western Wireless have guaranteed the obligation of Baltcom GSM to pay such amount. All of the shareholders of Baltcom GSM, including Metromedia International Telecommunications, pledged their respective shares to the European Bank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) for Reconstruction and Development as security for repayment of the loan. Under the European Bank for Reconstruction and Development agreements, amounts payable to the Communications Group are subordinated to amounts payable to the European Bank for Reconstruction and Development.

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

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest.

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

The Company anticipates that it will fully recover its remaining investments in and advances to the four affected joint ventures. As of March 31, 2000, the joint ventures had conveyed to Asian American Telecommunications in the form of repayment of advances approximately $45.4 million in U.S. Dollars from the China Unicom settlement. As of March 31, 2000, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $24.2 million.

The Company's current estimate of the total amount it will ultimately receive from the four terminated joint ventures is $90.1 million (at the March 31, 2000 exchange rates) of which $45.4 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China. The Company cannot assure at this time that this variance will not be material or that the RMB to U.S. Dollar exchange rate will not change.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

Metromedia International Group and Metromedia International
Telecommunications, Inc. have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At March 31, 2000, Metromedia China owed $61.0 million under this credit agreement (including accrued interest).

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

Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. The Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's joint ventures cooperating with China Unicom. Computer and software services such as offered by the Huaxia JV are subject to regulations different from those applied to telecommunications in China. The Communications Group believes that the fee-for-services arrangement of Huaxia JV and the lines of business undertaken by the joint venture do not constitute foreign equity investment in telecommunications operating companies, and that the regulatory and policy situation and prospects for Huaxia JV is different from the regulatory and policy situation and prospects for the Communication Group's joint telecommunications projects with China Unicom at the equivalent stage in their development.

The Communications Group is currently evaluating other investment opportunities in China's information industry sector. The Communications Group is actively negotiating e-commerce and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Internet ventures with other Chinese enterprises similar to the Huaxia JV. Chinese regulatory policy currently permits limited foreign participation in such ventures and trade agreements executed in 1999 between China and World Trade Organization member countries provide for considerable opening of this sector over the coming two years.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or the London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 2000, Snapper was in compliance with all covenants under the loan and security agreement.

Snapper expects to sign a $2.5 million term loan in May 2000 with Fleet to fund additional capital expenditures, over and above the capital expenditures the Company is allowed to purchase under its Loan and Security Agreement. The loan will be funded on an as approved basis for up to 12 months after the effective date, and will be due in 20 consecutive quarterly installments, with the interest rate at prime plus .25%.

On March 24, 2000, Snapper's leased distribution facility in Greenville, Ohio was substantially damaged by fire. The fire destroyed approximately
$1.0 million of inventory held for resale. Snapper is adequately insured for the loss, and does not anticipate any liquidity issues related to the fire.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of March 31, 2000, noncancelable commitments under these agreements amounted to approximately $7.8 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory can not be sold to another dealer. At March 31, 2000, there was approximately
$111.1 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
RISKS ASSOCIATED WITH THE COMPANY

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

The Company's current estimate of the total amount it will ultimately receive from the four terminated China joint ventures is $90.1 million (at the March 31, 2000 exchange rates) of which $45.4 million has been received. Full distribution of all expected funds must await the Chinese government's recognition and approval of the completion of formal dissolution proceedings for the four joint ventures. This is expected by mid-2000 and the Company anticipates no problems in ultimately dissolving the joint ventures. However, some variance from the Company's current estimates of the amounts finally distributed to Asian American Telecommunications may arise due to settlement of the joint ventures' tax obligations in China and exchange rate fluctuations. The Company cannot assure that this variance will not be material.

The currently estimated $90.1 million in total payments from the Company's four joint ventures that had cooperated with China Unicom is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As a result, the Company has recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. Further adjustments may be required after receipt of final distributions from the four terminated joint ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

MMG CONSOLIDATED

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the three months ended March 31, 2000 was $11.1 million, an increase in cash used in operations of $2.7 million from the same period in the prior year.

Losses from operations include significant non-cash items such as depreciation, amortization, equity in losses of unconsolidated investees, gain on settlement of option, and losses allocable to minority interests. Non-cash items increased $13.5 million from $3.6 million to $17.1 million for the three months ended March 31, 1999 and 2000, respectively. The increase related principally to the increase in depreciation and amortization expenses. Changes in operating assets and liabilities decreased cash flows for the three months ended March 31, 2000 by $11.6 million and decreased cash flows by $735,000 for the three months ended March 31, 1999.

The increase in cash flows used in operating activities for the three months ended March 31, 2000 reflects an increase in accounts receivable principally attributable to the operations of Snapper.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities for the three months ended March 31, 2000 was $25.0 million as compared to cash used in investing activities of $4.4 million for the three months ended March 31, 1999. The principal components of investing activities are investments in and advances to joint ventures of $5.1 million in 1999 and distributions received from joint ventures of $21.2 million and $2.7 million in 2000 and 1999, respectively. The Communications Group utilized $2.4 million and $455,000 of funds for acquisitions during the three months ended March 31, 2000 and 1999, respectively, and in 2000, cash received of $11.0 million in connection with the settlement of an option agreement of a cancelled private placement.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $1.7 million for the three months ended March 31, 2000, an increase of $701,000 from the same period in the prior year. For the three months ended March 31, 2000 the Company used $3.8 million to pay its preferred stock dividend, and there were $4.7 million of debt payments and $5.6 million of additions to long-term debt borrowed under the Snapper loan. For the three months ended March 31, 1999 the Company used $3.8 million to pay its preferred stock dividend, $5.4 million for debt repayments, and $8.1 million of additions to long-term debt borrowed under the Snapper loan.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR STOCK OPTIONS

In March 2000, SFAS Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44") was issued, an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Among other issues, FIN 44 clarifies (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company has not completed its evaluation of the impact of FIN 44 on its consolidated financial position and results of operations.

ACCOUNTING FOR DERIVATIVES

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. Given the complexity of SFAS 133 and the uncertainty surrounding its implementation, which has led to a Derivatives Implementation Group, the Company has not completed its evaluation of the impact of SFAS 133 on its consolidated financial position and results of operations.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $10,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing and dealers would have resulted in an increase in interest expense of $22,000.

With the exception of certain vendor financing at the operating business level (approximately $9.0 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$6.5 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's joint ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's joint ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's joint ventures. "Item 2--Management's Discussion and Analysis of Financial Conditions and Results of Operations--Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the republics of the former Soviet Union and China.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 1999 is as follows:

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

On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants' motion to dismiss, the Court dismissed all of plaintiffs' class claims and dismissed all of plaintiffs' derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark), was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL, Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

       EXHIBIT
       NUMBER                          DESCRIPTION
---------------------   ------------------------------------------
  11        *           Computation of Earnings Per Share
  27        *           Financial Data Schedule
 (b)                    Reports on Form 8-K
                        None

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

Dated: May 15, 2000