Form 10-Q
period 2000-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2000-08-10
CIK 39547

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

     FOR THE PERIOD ENDED JUNE 30, 2000

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2000 WAS 94,034,947.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     27

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     70

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     72

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     75

Item 6. Exhibits and Reports on Form 8-K....................     76

Signature...................................................     77

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Revenues:
  Communications Group...............................  $ 32,456   $  5,821   $ 63,701   $ 13,429
  Snapper............................................    52,427     59,184    102,530    119,218
                                                       --------   --------   --------   --------
                                                         84,883     65,005    166,231    132,647

Cost and expenses:
  Cost of sales and operating
    expenses--Communications Group...................     8,095        242     16,376        897
  Cost of sales--Snapper.............................    34,296     38,734     66,915     78,675
  Selling, general and administrative................    38,038     28,177     72,372     60,602
  Depreciation and amortization......................    16,075      4,220     32,266      8,587
  Reduction in estimate of asset impairment charge...    (3,984)        --     (3,984)        --
                                                       --------   --------   --------   --------
Operating loss.......................................    (7,637)    (6,368)   (17,714)   (16,114)

Other income (expense):
  Interest expense...................................    (8,092)    (3,523)   (16,020)    (6,929)
  Interest income....................................       632      2,546      1,523      4,246
  Equity in income (losses) of unconsolidated
    investees........................................     1,894     (4,248)     2,144     (5,933)
  Gain on settlement of option.......................        --         --      2,500         --
  Foreign currency gain (loss).......................       519     (2,286)        41     (2,794)
                                                       --------   --------   --------   --------

Loss before income tax expense and minority
  interest...........................................   (12,684)   (13,879)   (27,526)   (27,524)
Income tax expense...................................    (2,103)      (111)    (4,611)      (205)
Minority interest....................................    (1,815)     2,383       (996)     4,852
                                                       --------   --------   --------   --------
Net loss.............................................   (16,602)   (11,607)   (33,133)   (22,877)
Cumulative convertible preferred stock dividend
  requirement........................................    (3,752)    (3,752)    (7,504)    (7,504)
                                                       --------   --------   --------   --------
Net loss attributable to common stock shareholders...  $(20,354)  $(15,359)  $(40,637)  $(30,381)
                                                       ========   ========   ========   ========
Weighted average number of common shares--Basic......    94,034     69,151     93,921     69,137
                                                       ========   ========   ========   ========
Loss per common share--Basic:
Net loss attributable to common stock shareholders...  $  (0.22)  $  (0.22)  $  (0.43)  $  (0.44)
                                                       ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................  $    77,098   $    50,985
  Accounts receivable:
    Communications Group, net...............................       21,252        20,682
    Snapper, net............................................       27,059        26,898
    Other, net..............................................          313           265
  Inventories...............................................       51,786        55,209
  Other assets..............................................       21,302        20,650
                                                              -----------   -----------
      Total current assets..................................      198,810       174,689
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................       80,173        78,067
  China.....................................................        2,361        40,982
Property, plant and equipment, net of accumulated
  depreciation..............................................      184,196       191,018
Intangible assets, less accumulated amortization............      253,766       274,025
Other assets................................................        9,027        18,073
                                                              -----------   -----------
      Total assets..........................................  $   728,333   $   776,854
                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $    26,127   $    38,808
  Accrued expenses..........................................       92,879        85,527
  Current portion of long-term debt.........................        8,026        11,383
                                                              -----------   -----------
      Total current liabilities.............................      127,032       135,718
Long-term debt..............................................      215,909       212,569
Other long-term liabilities.................................       10,547        13,758
                                                              -----------   -----------
      Total liabilities.....................................      353,488       362,045
                                                              -----------   -----------
Minority interest...........................................       29,855        29,874
Commitments and contingencies...............................
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............      207,000       207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,034,947 and 93,284,589
    shares at June 30, 2000 and December 31, 1999,
    respectively............................................       94,035        93,285
  Paid-in surplus...........................................    1,102,769     1,102,308
  Accumulated deficit.......................................   (1,054,921)   (1,014,284)
  Accumulated other comprehensive loss......................       (3,893)       (3,374)
                                                              -----------   -----------
      Total stockholders' equity............................      344,990       384,935
                                                              -----------   -----------
      Total liabilities and stockholders' equity............  $   728,333   $   776,854
                                                              ===========   ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Operating activities:
  Net loss..................................................   $(33,133)     $(22,877)

Items not requiring cash outlays:
  Equity in income (losses) of unconsolidated investees.....     (2,144)        5,933
  Depreciation and amortization.............................     32,266         8,587
  Reduction in estimate of asset impairment charge..........     (3,984)           --
  Amortization of debt discount.............................      9,204            --
  Gain on settlement of option..............................     (2,500)           --
  Minority interest.........................................        996        (4,852)
  Other.....................................................       (466)          209

Changes in:
  Accounts receivable.......................................     (1,368)        6,768
  Inventories...............................................      3,423         6,430
  Other assets and liabilities..............................     (3,524)       (2,273)
  Accounts payable and accrued expenses.....................     (5,571)       (8,209)
  Other operating activities, net...........................         --           855
                                                               --------      --------
      Cash used in operating activities.....................     (6,801)       (9,429)
                                                               --------      --------

Investing activities:
  Investments in and advances to joint ventures.............     (2,731)      (12,728)
  Distributions from joint ventures.........................     51,797         7,822
  Advances to PLD Telekom under bridge loan.................         --        (3,000)
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................     (2,695)       (1,238)
  Additions to property, plant and equipment................     (8,345)       (2,452)
  Cash received in settlement of option.....................     11,000            --
                                                               --------      --------
      Cash provided by (used in) investing activities.......     49,026       (11,596)
                                                               --------      --------

Financing activities:
  Payments on debt and capital lease obligations............     (8,804)       (7,175)
  Proceeds from issuance of common stock related to
    incentive plans.........................................      1,211            27
  Preferred stock dividends paid............................     (7,504)       (7,504)
  Dividends paid to minority interest in PeterStar..........     (1,015)           --
                                                               --------      --------
      Cash used in financing activities.....................    (16,112)      (14,652)
                                                               --------      --------
  Net increase (decrease) in cash and cash equivalents......     26,113       (35,677)
  Cash and cash equivalents at beginning of period..........     50,985       137,625
                                                               --------      --------
  Cash and cash equivalents at end of period................   $ 77,098      $101,948
                                                               ========      ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                      7 1/4%
                                    CUMULATIVE
                                   CONVERTIBLE
                                 PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                               --------------------   ---------------------                                  OTHER
                               NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT     INCOME (LOSS)
                               ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31,
  1998.......................  4,140,000   $207,000   69,118,841   $69,119    $1,012,794   $ (857,293)      $(6,080)
Net loss.....................        --          --           --        --            --      (22,877)           --
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        --          --           --        --            --           --           515
Total comprehensive loss.....
Issuance of stock related to
  incentive plans............        --          --       43,096        43           193           --            --
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............        --          --           --        --            --       (7,504)           --
                               ---------   --------   ----------   -------    ----------   -----------      -------
Balances, June 30, 1999......  4,140,000   $207,000   69,161,937   $69,162    $1,012,987   $ (887,674)      $(5,565)
                               =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31,
  1999.......................  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)
Net loss.....................        --          --           --        --            --      (33,133)           --
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        --          --           --        --            --           --          (519)
Total comprehensive loss.....
Issuance of stock related to
  incentive plans............        --          --      750,358       750           461           --            --
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............        --          --           --        --            --       (7,504)           --
                               ---------   --------   ----------   -------    ----------   -----------      -------
Balances, June 30, 2000......  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,054,921)     $(3,893)
                               =========   ========   ==========   =======    ==========   ===========      =======


                                   TOTAL
                               COMPREHENSIVE
                                   LOSS
                               -------------
Balances, December 31,
  1998.......................    $     --
Net loss.....................     (22,877)
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............         515
                                 --------
Total comprehensive loss.....    $(22,362)
                                 ========
Issuance of stock related to
  incentive plans............
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............
Balances, June 30, 1999......
Balances, December 31,
  1999.......................    $     --
Net loss.....................     (33,133)
Other comprehensive income,
  net of tax:
  Foreign currency
    translation
    adjustments..............        (519)
                                 --------
Total comprehensive loss.....    $(33,652)
                                 ========
Issuance of stock related to
  incentive plans............
Dividends on 7 1/4%
  cumulative convertible
  preferred stock............
Balances, June 30, 2000......

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc., Snapper Inc. and as of September 30, 1999, PLD Telekom Inc. PLD Telekom, Metromedia International Telecommunications and its majority owned subsidiary, Metromedia China Corporation, are collectively known as the "Communications Group". PLD Telekom has been included in the Company's results of operations since September 30, 1999. All significant intercompany transactions and accounts have been eliminated.

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures."

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Communications Group's financial results for June 30 include the financial results for those joint ventures for the three and six months ending March 31. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000 (see note 2), for the purpose of presenting the Company's results of operations on a more timely basis.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the three and six month periods ended
June 30, 2000 and 1999, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand and the receipt of funds from Metromedia China will be sufficient to fund the Company's working capital requirements for the near term.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future financing requirements of the Communications Group, including future acquisitions, will

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) depend on available funding from the Company, receipt of funds from Metromedia China and on the ability of the Communications Group's joint ventures to generate positive cash flows.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted debt repayments, to the Company.

The Company will also be required to pay interest on the 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

GENERAL

The Communications Group records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the joint ventures under line of credit agreements between the Company or one of its subsidiaries and the joint ventures are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $234.0 million in funding of which $46.4 million in funding obligations remain at June 30, 2000. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

COMSTAR

As part of the Communications Group's strategy to develop further its fixed telephony business, in June 2000 it entered into an agreement with Marconi Communications Limited of the U.K. to acquire Marconi's 50% ownership position in Comstar, a digital overlay operator in Moscow. The Company has

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) agreed to pay $60.0 million for the 50% interest in Comstar. The parties expect the transaction to close in the fall of 2000. Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). It has an optical fiber network throughout Moscow City. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network. Comstar facilitates all types of IP services through a Central Internet Service Node.

Completion of the transaction is conditioned upon a number of matters, including the receipt of customary Russian regulatory approvals and obtaining financing for the transaction. In addition, the transfer of the Comstar shares by Marconi to the Communications Group requires the waiver of pre-emption rights by MGTS, the other 50% shareholder in Comstar. The agreement with Marconi required the Communications Group to place $3.0 million in escrow, pending closing of the transaction. In the event that the acquisition is not completed by November 30, 2000, Marconi has the right to terminate the Purchase Agreement and, in certain circumstances, retain the escrowed funds. In addition, if the transaction has not been completed by August 31, 2000, the purchase price is subject to escalation, with the additional amount not exceeding approximately
$1.2 million.

INTERNET SERVICES

The Communications Group is actively seeking to develop internet services and in June 2000 the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, a leading ISP, web hosting and domain registration service in Romania. FX Internet provides dial-up, leased line and wireless internet access services in Romania with 9,100 active subscribers, offering internet connectivity to customers in four districts, reaching a total population of approximately five million. The Communications Group paid
$2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network to eight additional regions before year-end to bring its total serviceable population to over eight million.

FX Internet, working in combination with Romsat TV, will enable MITI ventures to offer bundled TV and internet services to Romsat TV's approximately 100,000 existing customers with competitive advantages, such as tiers of service and discounts, that other operators in the Romanian market are currently unable to duplicate. The transaction is part of the Communications Group's convergence strategy and is expected to enhance the value of Romsat TV by allowing it to bundle services and facilitate internet and portal development in Romania.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including pre-operational businesses) in its portfolio did not meet certain of the objectives of its strategic review, such as the Company's ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge during the year ended December 31, 1999 on certain of its paging, cable television and telephony businesses of $23.2 million.

Following is a rollforward of the activity and balances of the restructuring reserve account through June 30, 2000 (in thousands):

                               RESTRUCTURING              DECEMBER 31,                            JUNE 30,
TYPE OF COST                       COST        PAYMENTS       1999       PAYMENTS   ADJUSTMENTS     2000
------------                   -------------   --------   ------------   --------   -----------   --------
Employee separations.........     $6,175        $(303)       $5,872      $(3,947)     $  (214)     $1,711
Facility closings............      1,456           --         1,456         (558)          --         898
                                  ------        -----        ------      -------      -------      ------
                                   7,631        $(303)       $7,328      $(4,505)     $  (214)     $2,609
                                                =====        ======      =======      =======      ======
Write off of fixed assets....        800
                                  ------
                                  $8,431
                                  ======

Adjustments relate to reductions in the estimated severance liability. The restructuring reserve is included in accrued expenses in the accompanying balance sheet at June 30, 2000 and December 31, 1999.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
EQUITY METHOD INVESTMENT INFORMATION

At June 30, 2000 and December 31, 1999, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                                   YEAR
                                                                                OPERATIONS
NAME                                          2000      1999     OWNERSHIP %   COMMENCED (1)
----                                         -------   -------   -----------   -------------
WIRELESS TELEPHONY
Baltcom GSM, Latvia (2)....................  $ 8,462   $ 8,348         22%         1997
Magticom, Georgia..........................   18,496    11,110         35%         1997
Tyumenruskom, Russia (3)...................      117       575         46%         1999
BELCEL, Belarus............................      976     1,088         50%         1999
                                             -------   -------
                                              28,051    21,121
                                             -------   -------
FIXED TELEPHONY
Instaphone, Kazakhstan.....................      151       (68)        50%         1998
Caspian American Telecom, Azerbaijan (3)...    2,074     3,206         37%         1999
MTR-Sviaz, Russia..........................    5,754     5,620         49%         1999
Telecom Georgia, Georgia...................    3,729     4,018         30%         1994
                                             -------   -------
                                              11,708    12,776
                                             -------   -------
CABLE TELEVISION
Kosmos TV, Moscow, Russia..................    1,138     1,547         50%         1992
Baltcom TV, Riga, Latvia...................    4,923     5,285         50%         1992
Ayety TV, Tbilisi, Georgia.................    1,492     2,194         49%         1993
Kamalak TV, Tashkent, Uzbekistan...........    3,282     3,329         50%         1993
Sun TV, Chisinau, Moldova..................    3,429     3,941         50%         1994
Cosmos TV, Minsk, Belarus..................    2,105     2,783         50%         1996
Alma TV, Almaty, Kazakhstan................    7,280     7,549         50%         1995
Teleplus, St. Petersburg, Russia (3).......      (73)       --         45%         1998
                                             -------   -------
                                              23,576    26,628
                                             -------   -------
PAGING
Baltcom Plus, Latvia (3)...................       --        --         50%         1995
Paging One, Georgia (3)....................       --        --         45%         1994
Raduga Poisk, Nizhny Novgorod, Russia
  (3)......................................       --        --         45%         1994
PT Page, St. Petersburg, Russia (3)........       --        --         40%         1995
Paging Ajara, Batumi, Georgia (3)..........       --        --         35%         1997
Kazpage, Kazakhstan (3)....................       --        --      26-41%         1997
Alma Page, Almaty, Kazakhstan (3)..........       --        --         50%         1995
Kamalak Paging, Tashkent, Uzbekistan.......    1,461     1,884         50%         1993
Mobile Telecom, Russia (4).................    5,657     6,711         50%         1998
                                             -------   -------
                                               7,118     8,595
                                             -------   -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                   YEAR
                                                                                OPERATIONS
NAME                                          2000      1999     OWNERSHIP %   COMMENCED (1)
----                                         -------   -------   -----------   -------------
RADIO BROADCASTING
Radio Nika, Socci, Russia..................       --       287         51%         1995
AS Trio LSL, Estonia.......................    1,210     1,514         49%         1997
                                             -------   -------
                                               1,210     1,801
                                             -------   -------
PRE-OPERATIONAL (5)
Telephony related ventures and equipment...      974       954
Other......................................    7,536     6,192
                                             -------   -------
                                               8,510     7,146
                                             -------   -------
Total......................................  $80,173   $78,067
                                             =======   =======

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) At December 31, 1999, the results of Baltcom GSM were taken off the three-month lag. Accordingly, amounts reported above reflect results for the six months ended June 30, 2000 and March 31, 1999.

(3) Investment balance reflects write down of investment.

(4) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not yet made any earnout payments, based on the operational results of the ventures. Approximately $7.0 million of the purchase price was allocated to goodwill.

(5) At June 30, 2000 and December 31, 1999, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of June 30, 2000 and December 31, 1999, and combined statement of operations financial information for the six months ended June 30, 2000 and 1999 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Assets:
  Current assets......................................  $ 33,735     $ 37,611
  Investments in systems and equipment................   135,438      131,592
  Other assets........................................     4,980        5,642
                                                        --------     --------
    Total assets......................................  $174,153     $174,845
                                                        ========     ========
Liabilities and Joint Ventures' Deficit:
  Current liabilities.................................  $ 51,862     $ 46,160
  Amount payable under credit facility................   102,408       98,540
  Other long-term liabilities.........................    75,603       79,053
                                                        --------     --------
                                                         229,873      223,753
  Joint ventures' deficit.............................   (55,720)     (48,908)
                                                        --------     --------
    Total liabilities and joint ventures' deficit.....  $174,153     $174,845
                                                        ========     ========

COMBINED STATEMENTS OF OPERATIONS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
  Revenues..............................................  $69,404    $ 50,905
  Costs and Expenses:
    Cost of sales and operating expenses................   17,827      11,944
    Selling, general and administrative.................   26,884      26,238
    Depreciation and amortization.......................   17,224      13,896
                                                          -------    --------
      Total expenses....................................   61,935      52,078
                                                          -------    --------
  Operating income (loss)...............................    7,469      (1,173)
  Interest expense......................................   (9,043)     (7,424)
  Other income (expense)................................   (1,078)         42
  Foreign currency transactions.........................   (1,300)     (3,832)
                                                          -------    --------
  Net loss..............................................  $(3,952)   $(12,387)
                                                          =======    ========

For the six months ended June 30, 2000 and 1999 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the six and three months ended June 30, 2000 and 1999. For the three and six months ended June 30, 2000 and 1999, the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                                 SIX MONTHS ENDED JUNE 30, 2000
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $34,493     $14,243      $15,443        $ 849       $4,376    $69,404
Depreciation and amortization..............     8,943       2,987        4,845          100          349     17,224
Operating income (loss)....................     9,624      (1,614)         690         (190)      (1,041)     7,469
Interest expense...........................     5,106         882        2,928           26          101      9,043
Net income (loss)..........................     4,751      (3,088)      (3,825)        (254)      (1,536)    (3,952)
Assets.....................................   104,999      34,954       30,747          890        2,563    174,153
Capital expenditures.......................    15,245       3,747        2,774           10          535     22,311
Net investment in joint ventures...........    28,051      11,708       23,576        1,210        7,118     71,663
Equity in income (losses) of unconsolidated
  investees................................     6,999      (1,958)        (812)        (426)      (1,121)     2,682

                                                                 SIX MONTHS ENDED JUNE 30, 1999
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $17,920     $11,639      $13,627       $1,187       $6,532    $50,905
Depreciation and amortization..............     6,555       1,061        5,845          131          304     13,896
Operating income (loss)....................      (873)        757       (1,231)         (18)         192     (1,173)
Interest income............................         1          --          148           --           --        149
Interest expense...........................     4,589         172        2,561           22           80      7,424
Net loss...................................    (5,479)     (2,653)      (3,967)         (88)        (200)   (12,387)

Assets.....................................    80,804      21,784       32,748        1,160        5,236    141,732
Capital expenditures.......................    11,139         812        4,399           24          356     16,730

Net investment in joint ventures...........    20,700       5,588       25,727        2,055        9,027     63,097
Equity in losses of unconsolidated
  investees................................    (2,244)     (2,146)      (1,237)         (80)         (79)    (5,786)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                THREE MONTHS ENDED JUNE 30, 2000
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $18,076     $7,011       $7,587         $304        $2,139    $35,117
Depreciation and amortization..............     4,428      1,596        2,329           47           175      8,575
Operating income (loss)....................     5,695        277          536         (171)         (816)     5,521
Interest income............................        --         --           (3)          --            --         (3)
Interest expense...........................     2,960        358        1,466           13            49      4,846
Net income (loss)..........................     3,431       (225)      (1,915)        (202)       (1,028)        61
Equity in income (losses) of unconsolidated
  investees................................     4,450       (434)        (419)        (389)         (776)     2,432

                                                                THREE MONTHS ENDED JUNE 30, 1999
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $8,964      $5,470       $6,894         $484        $2,705    $24,517
Depreciation and amortization..............    3,639         520        2,833           63           129      7,184
Operating loss.............................     (419)       (278)        (129)         (57)          (84)      (967)
Interest income............................       --          --           83           --            --         83
Interest expense...........................    2,275         119        1,323           11            41      3,769
Net loss...................................   (3,448)     (1,364)      (2,230)         (76)         (431)    (7,549)
Equity in losses of unconsolidated
  investees................................   (1,716)     (1,468)        (875)         (66)         (241)    (4,366)

PRO FORMA INFORMATION

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, net loss and loss per share from continuing operations attributable to common stockholders for the six months ended June 30, 1999, and assumes that the acquisition of PLD Telekom occurred at the beginning of 1999 (in thousands, except per share amount):

                                                                1999
                                                              --------
Revenues....................................................  $189,975
                                                              --------
Net loss....................................................  $(53,260)
                                                              ========
Net loss per common share attributable to common stock
  shareholders..............................................  $   (.57)
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

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At June 30, 2000 and December 31, 1999 the Company's investments, through Metromedia China, in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses and distributions, were as follows (in thousands):

                                                                                     YEAR        YEAR
                                           JUNE 30,   DECEMBER 31,                 VENTURE    OPERATIONS
NAME                                         2000         1999       OWNERSHIP %    FORMED    COMMENCED
----                                       --------   ------------   -----------   --------   ----------
Sichuan Tai Li Feng Telecommunications
  Co., Ltd. ("Sichuan JV")...............   $   --       $15,899         92%         1996        1999
Chongqing Tai Le Feng Telecommunications
  Co., Ltd. ("Chongqing JV").............       --        14,001         92%         1997        1999
Ningbo Ya Mei Telecommunications Co.,
  Ltd. ("Ningbo JV").....................    1,919         5,153         70%         1996        1997
Ningbo Ya Lian Telecommunications Co.,
  Ltd. ("Ningbo JV II")..................       --         4,949         70%         1998        1998
Huaxia Metromedia Information Technology
  Co., Ltd. ("Huaxia JV")................      442           980         49%         1999        2000
                                            ------       -------
                                            $2,361       $40,982
                                            ======       =======

The reduction in investment in and advances to joint ventures during the first six months of 2000 reflects the liquidation of Sichuan JV, Chongqing JV, Ningbo JV and Ningbo JV II (as described below) and adjustments for its equity in losses of Huaxia JV. In connection with the liquidation of the telecommunications joint ventures, the Company as of July 1, 1999 stopped recording its share of distributable cash flows and amortization of project investments for the affected joint ventures. The $1.9 million balance of telecommunications joint venture investments, as of June 30, 2000, is exclusive of $15.2 million in goodwill.

Metromedia International Group and Metromedia International Telecommunications have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At June 30, 2000, Metromedia China owed
$22.2 million under this credit agreement (including accrued interest).

TELECOMMUNICATIONS JOINT VENTURES

The Company held interests in four telecommunications joint ventures in China, each of which engaged in cooperation contracts with China United Telecommunications Incorporated ("China Unicom") to finance and support development of local telecommunications services. All four of these ventures prematurely terminated operations by order of the Chinese government in 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million (based on the June 30, 2000 exchange rates) in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received $77.5 million of this estimated total distribution as of June 30, 2000. As of June 30, 2000, the balance of investments in and advances to these joint ventures, exclusive of $15.2 million in goodwill, was approximately $1.9 million.

As of June 30, 2000, Sichuan JV and Chongqing JV have been dissolved and all previously agreed upon distributions have been made to the Company in full. Ningbo JV and Ningbo JV II are expected to complete their formal dissolution proceedings with the Chinese government prior to September 2000.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures, as of June 30, 2000 the Company now estimates it will receive a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates.

This currently estimated $94.7 million in total payments from the joint ventures is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. The Company had recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill based on its then estimate of amounts to be recovered in dissolution of the ventures. With the $4.6 million increase in the estimated total dissolution proceeds to the Company, goodwill was increased by $4.0 million. The remaining goodwill amount at June 30, 2000 is $15.2 million.

CHINA E-COMMERCE JOINT VENTURES

In May 1999, Metromedia China's wholly-owned subsidiary, Asian American Telecommunications, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company. This agreement was for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop and provide technical services for the operation of electronic commerce computer information systems for China-based corporate clients. Also in May 1999, Huaxia JV entered into a 30-year computer information system and services contract with All Warehouse and its parent company, China Product Firm, that granted Huaxia JV exclusive rights to manage all of China Product Firm's electronic trading systems during the contract period. China Product Firm anticipated launching a commercial online trading service employing systems provided and operated by Huaxia JV. By agreement with All Warehouse and its parent, Huaxia JV's principal efforts were to be initially directed to e-commerce systems for use by China Product Firm and its affiliates and customers.

The terms under which Huaxia JV is licensed require a total amount to be invested in the joint venture of $25.0 million, of which $10.0 million must be in the form of registered capital contributions from its shareholders. At its formation, Asian American Telecommunications owned a 49% interest in Huaxia JV and was obligated to make total registered capital contributions of $4.9 million over a three-year period. All Warehouse owned a 51% interest, obligating it to contribute $5.1 million. The remaining investment in Huaxia JV was to be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of June 30, 2000, Asian American Telecommunications has made $980,000 of its scheduled registered capital investment.

Huaxia JV commenced trial operation of an e-commerce system with China Product Firm in late 1999. The Company considered this business activity to be "pre-operational" since its purpose was to test technical and operational aspects of Huaxia JV's intended computer services and to support China Product Firm's initial trial of commercial online trading services. The technical and operational trials continued successfully through May 2000, but China Product Firm proved unable to successfully launch its intended online trading service. All Warehouse proposed in May 2000 to substantially reduce its equity interest in Huaxia JV and that Huaxia JV be relieved of further contractual obligations to serve All Warehouse's parent company China Product Firm. Negotiations to effect a change in the equity structure of Huaxia JV were concluded in June 2000 and the Company anticipates that it will obtain a 98% ownership interest in Huaxia JV upon Chinese government approval of a revised joint venture contract. The Company's only material cost for its increased ownership position in Huaxia JV will be its

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) increased obligation for future registered capital contributions. Huaxia JV's business mission remains unchanged, except that its initial software development and service efforts will no longer be principally restricted to China Product Firm. Huaxia JV is currently recruiting other China-based clients for its e-commerce support systems and the Company expects this joint venture to enter into commercial operations in the fourth quarter of 2000. For the three months ended June 30, 2000, the Company has recorded an equity in losses of the operations of $538,000 which represents the costs for establishing the joint venture and its technical and operational testing.

Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's earlier joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are not subject to regulations applied to telecommunications operations in China. The Communications Group believes that the Company's equity interest in Huaxia JV does not constitute foreign equity investment in telecommunications operations or any other line of business restricted under current Chinese regulations. Furthermore, the Company believes that the Chinese regulatory policy situation and prospects facing Huaxia JV are fundamentally different from the regulatory policy situation and prospects faced by the Communication Group's earlier joint telecommunications projects with China Unicom.

In May 2000, the Company made an offer to purchase Twin Poplars LLC for $300,000. Twin Poplars owns a 90% ownership interest in and controls two sino-foreign joint ventures licensed in China to engage in information content provision for print publishers and the internet and internet-based online sales. As of June 30, 2000, the Company had loaned $150,000 to Twin Poplars against a security interest in its China joint ventures. On July 24, 2000, the Company completed the acquisition of an 80% interest in Twin Poplars and obtained options to acquire the remaining 20%. The acquisition gives the Company 72% ownership in and control over two sino-foreign joint ventures. The Twin Poplars joint ventures provide content and services to Chinese publishers and have completed development of a companion website for internet content provision and online product sales. Both joint ventures are currently operational.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The Company is no longer recording the operations of its China telecommunications joint ventures as of July 1, 1999. The following tables represent summary financial information for the Company's China telecommunications joint ventures and their related projects in China as of and for the six and three months ended June 30, 1999, respectively, (in thousands):

                                                               SIX MONTHS ENDED JUNE 30, 1999
                                                    -----------------------------------------------------
                                                     NINGBO     NINGBO    SICHUAN    CHONGQING
                                                       JV        JVII        JV         JV        TOTAL
                                                    --------   --------   --------   ---------   --------
Revenues..........................................   $1,996     $  504     $   --     $   27      $2,527
Depreciation and amortization.....................   (1,221)        --       (255)      (240)     (1,716)
Operating income (loss)...........................      650        476       (424)      (371)        331
Interest expense, net.............................   (1,370)      (110)      (501)      (126)     (2,107)
Net income (loss).................................     (720)       366       (925)      (497)     (1,776)
Equity in income (losses) of joint ventures.......      287        336       (427)      (343)       (147)
Assets............................................   32,971     15,643     21,348     17,969      87,931
Net investment in project.........................   30,112     12,239     20,088     10,762      73,201

                                                              THREE MONTHS ENDED JUNE 30, 1999
                                                    -----------------------------------------------------
                                                     NINGBO     NINGBO    SICHUAN    CHONGQING
                                                       JV        JVII        JV         JV        TOTAL
                                                    --------   --------   --------   ---------   --------
Revenues..........................................   $1,008     $  504     $   --     $    3      $1,515
Depreciation and amortization.....................     (613)        --       (239)      (182)     (1,034)
Operating income (loss)...........................      357        491       (341)      (228)        279
Interest expense, net.............................     (508)       (74)      (267)       (46)       (895)
Net income (loss).................................     (151)       417       (608)      (274)       (616)
Equity in income (losses) of joint ventures.......      303        344       (334)      (195)        118

For the three and six months ended June 30, 1999 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV records revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom for the period October 1, 1998 to March 31, 1999.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation if they would have an antidilutive effect on earnings per share. For the three and six months ended June 30, 2000 and 1999 the Company had not included diluted earnings per share since the calculation is antidilutive.

The Company had at June 30, 2000 and 1999, potentially dilutive shares of common stock of 26,726,000 and 18,846,000, respectively.

5. INVESTMENT IN RDM

The Company owns approximately 39% of the outstanding common stock of RDM Sports Group, Inc. In August 1997, RDM and certain of its affiliates filed a voluntary bankruptcy petition under chapter

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
11 of the Bankruptcy Code. The chapter 11 trustee is in the process of selling all of RDM's assets to satisfy RDM's obligations to its creditors and the Company believes that it is unlikely that it will recover any distribution on account of its equity interest in RDM. The Company also holds certain claims in the RDM proceedings, although there can be no assurance that the Company will receive any distributions with respect to such claims.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. Until recently, the Company also held interests in several telecommunications joint ventures in China. Those joint ventures were terminated in late 1999 and the Company reached agreement for the distribution of approximately $94.7 million (based on the June 30, 2000 exchange rate) in settlement of all claims under the joint venture agreements. The Communications Group is continuing to develop e-commerce business opportunities in China.

Legal restrictions in China prohibit foreign participation in the operations or ownership in the telecommunications sector. The segment information for the Communications Group's China joint ventures represents the investment in network construction and development of telephony networks for China Unicom. The segment information does not reflect the results of operations of China Unicom's telephony networks.

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

The Company's segment information is set forth as of and for the six months ended June 30, 2000, and 1999 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                      COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                      THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ------------------------------------------------------------------------------
                                                                         RADIO                SEGMENT
                                   WIRELESS      FIXED       CABLE       BROAD-                HEAD-                COMMUNICATIONS
                                   TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL       GROUP-CHINA
                                   ---------   ---------   ----------   --------   --------   --------   --------   ---------------
COMBINED
Revenues.........................   $41,375     $56,643     $18,959      $8,723    $ 5,420    $ 1,985    $133,105
Depreciation and amortization....    11,500      11,004       6,237         677        494     16,426      46,338
Operating income (loss)..........     7,750       5,414         362        (592)    (1,292)   (26,775)    (15,133)

CONSOLIDATED
Revenues.........................   $ 6,882     $42,400     $ 3,516      $7,874    $ 1,044    $ 1,985    $ 63,701       $    --
Gross profit.....................
Depreciation and amortization....     2,557       8,017       1,392         577        145     16,426      29,114           102
Reduction in estimate of asset
  impairment charge..............        --          --          --          --         --         --          --        (3,984)
Operating income (loss)..........    (1,874)      7,028        (328)       (402)      (251)   (26,775)    (22,602)          417

UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $34,493     $14,243     $15,443      $  849    $ 4,376    $    --    $ 69,404       $    --
Depreciation and amortization....     8,943       2,987       4,845         100        349         --      17,224            25
Operating income (loss)..........     9,624      (1,614)        690        (190)    (1,041)        --       7,469          (540)
Net income (loss)................     4,751      (3,088)     (3,825)       (254)    (1,536)        --      (3,952)         (538)
Equity in income (losses) of
  unconsolidated investees.......     6,999      (1,958)       (812)       (426)    (1,121)        --       2,682          (538)
Foreign currency gain............                                                                              41            --
Minority interest................                                                                          (2,251)        1,255
Interest expense.................
Interest income..................
Gain on settlement of option.....
Income tax expense...............
Net loss.........................
Capital expenditures.............                                                                           7,069            25
Assets at June 30, 2000..........                                                                         527,346        21,610


                                               CORPORATE
                                   SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................  $102,530     $    --        $166,231
Gross profit.....................    35,615
Depreciation and amortization....     3,015          35          32,266
Reduction in estimate of asset
  impairment charge..............        --          --          (3,984)
Operating income (loss)..........     7,528      (3,057)        (17,714)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
Net income (loss)................
Equity in income (losses) of
  unconsolidated investees.......        --          --           2,144
Foreign currency gain............        --          --              41
Minority interest................        --          --            (996)
Interest expense.................                               (16,020)
Interest income..................                                 1,523
Gain on settlement of option.....                                 2,500
Income tax expense...............                                (4,611)
                                                               --------
Net loss.........................                              $(33,133)
                                                               ========
Capital expenditures.............     1,251          --        $  8,345
Assets at June 30, 2000..........   113,611      65,766        $728,333

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $17,920     $11,639     $16,288     $ 9,292    $ 8,277    $   918    $ 64,334
Depreciation and amortization.....     6,555       1,061       6,798         662        611      2,166      17,853
Operating income (loss)...........      (873)        757      (1,409)     (1,271)    (1,107)   (14,029)    (17,932)

CONSOLIDATED
Revenues..........................   $    --     $    --     $ 2,661     $ 8,105    $ 1,745    $   918    $ 13,429
Gross profit......................
Depreciation and amortization.....        --          --         953         531        307      2,166       3,957
Operating income (loss)...........        --          --        (178)     (1,253)    (1,299)   (14,029)    (16,759)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $17,920     $11,639     $13,627     $ 1,187    $ 6,532    $    --    $ 50,905
Depreciation and amortization.....     6,555       1,061       5,845         131        304         --      13,896
Operating income (loss)...........      (873)        757      (1,231)        (18)       192         --      (1,173)
Net loss..........................    (5,479)     (2,653)     (3,967)        (88)      (200)        --     (12,387)
Equity in losses of unconsolidated
  investees.......................    (2,244)     (2,146)     (1,237)        (80)       (79)        --      (5,786)
Foreign currency loss.............                                                                          (2,794)
Minority interest.................                                                                             624
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           1,088
Assets at December 31, 1999.......                                                                         537,279


                                    COMMUNICATIONS                CORPORATE
                                      GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $119,218     $    --        $132,647
Gross profit......................                      40,543
Depreciation and amortization.....        1,574          3,053           3           8,587
Operating income (loss)...........       (7,073)        10,651      (2,933)        (16,114)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $ 2,527
Depreciation and amortization.....        1,716
Operating income (loss)...........          331
Net loss..........................       (1,776)
Equity in losses of unconsolidated
  investees.......................         (147)            --          --          (5,933)
Foreign currency loss.............           --             --          --          (2,794)
Minority interest.................        4,228             --          --           4,852
Interest expense..................                                                  (6,929)
Interest income...................                                                   4,246
Income tax expense................                                                    (205)
                                                                                  --------
Net loss..........................                                                $(22,877)
                                                                                  ========
Capital expenditures..............            2          1,362          --        $  2,452
Assets at December 31, 1999.......       66,451        118,259      54,865        $776,854

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's consolidated operations by geographic location for the six months ended June 30, 2000 and 1999 and as of June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                             REVENUES               ASSETS
                                                        -------------------   -------------------
COUNTRY                                                   2000       1999       2000       1999
-------                                                 --------   --------   --------   --------
Austria...............................................  $    --    $   346    $     --   $     --
Azerbaijan............................................       --         --       4,037      3,274
Belarus...............................................      425         --       6,690      6,985
Cyprus................................................       --         --          52         --
Czech Republic........................................      863        829       3,202      3,117
Estonia...............................................      267        370       1,358      1,636
Georgia...............................................      110        187      26,252     19,372
Germany...............................................      148         57         298      1,555
Hungary...............................................    3,116      3,747       3,455      5,469
Kazakhstan............................................    6,882         --      61,303     63,432
Krgyzstan.............................................       98         --       1,984      1,668
Latvia................................................      245        368      13,891     14,029
Lithuania.............................................      655        516       1,385      1,643
Moldova...............................................       --         --       3,429      4,147
People's Republic of China............................       --         --      21,610     66,451
Romania...............................................    2,596      2,564      10,433     10,470
Russia................................................   46,280      3,198     252,084    256,304
Ukraine...............................................      463        339         873        975
United Kingdom........................................       --         --          54        226
United States (1).....................................    1,553        908     131,823    137,765
Uzbekistan............................................       --         --       4,743      5,212
                                                        -------    -------    --------   --------
                                                        $63,701    $13,429    $548,956   $603,730
                                                        =======    =======    ========   ========

------------------------

(1) Assets include goodwill of $116.6 million, and $123.6 million at June 30, 2000 and December 31, 1999, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at June 30, 2000 and December 31, 1999 was $2.3 million and $2.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of June 30, 2000 and December 31, 1999 (in thousands):

                                                              2000       1999
                                                            --------   --------
Lawn and garden equipment:
  Raw materials...........................................  $ 8,550    $11,346
  Finished goods..........................................   40,382     40,380
                                                            -------    -------
                                                             48,932     51,726
Less: LIFO reserve........................................       --         --
                                                            -------    -------
                                                             48,932     51,726
                                                            -------    -------
Telecommunications:
  Pagers..................................................      138        152
  Telephony...............................................    2,418      2,934
  Cable...................................................      298        397
                                                            -------    -------
                                                              2,854      3,483
                                                            -------    -------
                                                            $51,786    $55,209
                                                            =======    =======

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $9.2 million for the six months ended June 30, 2000.

GAIN ON SETTLEMENT OF OPTION

For the six months ended June 30, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

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

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. In the early part of 2000 there have been indications that

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
the economic climate may be improving, however, at this time, the prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in the first part of 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 has not been as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The effect of these uncertainties has negatively impacted the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 has not been as high as in previous years, the risk of further increases in the future remains possible.

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

The value of the currencies in the countries in which the Communications Group operates in the past has fluctuated, sometimes significantly. For example, during 1998 and 1999, the value of the Russian Rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
CHINA TELECOMMUNICATIONS JOINT VENTURES

Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures as of June 30, 2000, the Company now estimates it will receive a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates. This currently estimated $94.7 million in total payments from the joint ventures is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. The Company had recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill based on its then estimate of amounts to be recovered in dissolution of the ventures. With the $4.6 million increase in the estimated total dissolution proceeds to the Company, goodwill was increased by $4.0 million. The remaining goodwill amount at June 30, 2000 is $15.2 million.

CHINA E-COMMERCE JOINT VENTURE

The Communication Group's Huaxia JV is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. Huaxia JV is licensed to develop and provide technical services for the operation of electronic commerce computer information systems for China-based corporate clients. Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's earlier joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecommunications operations in China. The Communications Group believes that the Company's equity interest in Huaxia JV does not constitute foreign equity investment in telecommunications operations or any other line of business restricted under current Chinese regulations. Furthermore, the Company believes that the Chinese regulatory policy situation and prospects facing Huaxia JV are fundamentally different from the regulatory policy situation and prospects faced by the Communication Group's earlier joint telecommunications projects with China Unicom.

The investment in Twin Poplars entails certain risks resulting from regulatory uncertainty and the fact that certain necessary licenses, while applied for, have not yet been obtained. The Chinese regulatory regime is currently unclear as to the precise extent of the restrictions on foreign investment in the publishing and internet content provision industries. With respect to publishing, the Communications Group believes that Twin Poplars' information content joint venture cannot be deemed to be operating a publishing business, since it is merely providing content to Chinese publishers for fixed fees. With respect to internet content-related operations, given the lack of explicit regulations, the Communications Group may be required in the future to adjust the webhosting and internet content provision arrangements of Twin Poplars to comply with any new regulatory developments. Other transitional risks are that the publication for which content is currently primarily provided by Twin Poplars' joint venture is still in the process of obtaining relevant publishing and advertising licenses, and Twin Poplars' internet joint venture is still in the process of obtaining an online advertising license. Twin Poplars will not be entitled to legally receive certain revenues until such licenses are obtained.

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

COMMUNICATIONS GROUP

OVERVIEW

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and an e-commerce business in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Company also held interests in several telecommunications joint ventures in China. These ventures terminated operations in late 1999 and the Company reached agreement for the distribution of approximately $94.7 million (based on the June 30, 2000 exchange rate) in settlement of all claims under the joint venture agreements, of which $77.5 million has been received. The Communications Group is now developing e-commerce business opportunities in China.

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

The Communications Group's consolidated revenues represent approximately 38% and 10% of the Company's total consolidated revenues for the six months ended
June 30, 2000 and 1999, respectively. The Company expects this proportion to increase with the acquisition of PLD Telekom and as the Communications Group's joint ventures develop their businesses. Consolidated revenues of the Company for the six months ended June 30, 2000 include $49.7 million attributable to PLD Telekom.

BASIS OF PRESENTATION

Almost all of the Communications Group's joint ventures other than the PLD Telekom businesses report their financial results on a three-month lag. Therefore, the Communications Group's financial results for June 30 include the financial results for those joint ventures for the three and six months ending March 31. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses during 2000 for the purpose of presenting the Company's results of operations on a more timely basis.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between Metromedia International Telecommunications, Inc. and PLD Telekom. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and by consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. Employees received a detailed description of their separation package which was generally based on length of service. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including some pre-operational businesses) in its portfolio did not meet certain of the objectives of the strategic review, such as the Company's ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to June 30, 2000 (in thousands):

                                        RESTRUCTURING              DECEMBER 31,                            JUNE 30,
TYPE OF COST                                COST        PAYMENTS       1999       PAYMENTS   ADJUSTMENTS     2000
------------                            -------------   --------   ------------   --------   -----------   --------
Employee separations..................     $6,175        $(303)       $5,872      $(3,947)      $(214)      $1,711
Facility closings.....................      1,456           --         1,456         (558)         --          898
                                           ------        -----        ------      -------       -----       ------
                                            7,631        $(303)       $7,328      $(4,505)      $(214)      $2,609
                                                         =====        ======      =======       =====       ======
Write off of fixed assets.............        800
                                           ------
                                           $8,431
                                           ======

Adjustments relate to reductions in the estimated severance liability.

CHINA TELECOMMUNICATIONS JOINT VENTURES

During 1997 and 1998, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. All four of these ventures prematurely terminated operations by order of the Chinese government in late 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million (based on the June 30, 2000 estimates and exchange rate) in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received $77.5 million of this estimated total distribution as of June 30, 2000. As of June 30, 2000, all Company advances to the four joint ventures

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) have been repaid plus accrued interest thereon and the balance of investments in these joint ventures, exclusive of $15.2 million in goodwill, was approximately $1.9 million. As of June 30, 2000, Sichuan JV and Chongqing JV have been fully dissolved and all previously agreed upon distributions have been made to the Company in full. Ningbo JV and Ningbo JV II are expected to complete their formal dissolution proceedings with the Chinese government prior to September 2000.

Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures as of June 30, 2000, the Company now estimates it will receive a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates. This currently estimated $94.7 million in total payments from the joint ventures is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. The Company had recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill based on its then estimate of amounts to be recovered in dissolution of the ventures. With the $4.6 million increase in the estimated total dissolution proceeds to the Company, goodwill was increased by $4.0 million. The remaining goodwill amount at June 30, 2000 is $15.2 million.

Huaxia JV was established as a sino-foreign equity joint venture between the Communications Group and All Warehouse Commodity Electronic Commerce Information Development Co. Ltd., a Chinese trading company. Huaxia JV will develop and provide technical services for the operation of electronic commerce computer information systems for use by Chinese enterprises under transaction fee-for-services arrangements.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at June 30, 2000 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELEPHONY
Baltcom GSM (Latvia)........................................       22%
Magticom (Tbilisi, Georgia).................................       35%
ALTEL (Kazakhstan) (2)......................................       50%
BELCEL (Belarus)............................................       50%
Tyumenruskom (Tyumen, Russia)...............................       46%
Gorizont-RT (Sakha) (3).....................................       25%
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China) (4)................................................       41%
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China) (4)..................................       41%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
FIXED AND OTHER TELEPHONY
PeterStar (St. Petersburg, Russia) (2)......................       71%
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................      100%
Teleport-TP (Moscow, Russia) (2) (5)........................       56%
Telecom Georgia (Tbilisi, Georgia)..........................       30%
MTR-Sviaz (Moscow, Russia) (5)..............................       49%
Instaphone (Kazakhstan).....................................       50%
Caspian American Telecommunications (Azerbaijan) (6)........       37%
CPY Yellow Pages (St. Petersburg, Russia) (2) (7)...........      100%
Cardlink ZAO (Moscow, Russia) (2) (8).......................     84.5%
Spectrum (Kazakhstan).......................................       33%

INTERNET SERVICES
Huaxia Metromedia Information Technology Co., Ltd. (China)
  (9).......................................................       29%
FX Internet (Romania).......................................       70%
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................      100%
Viginta (Vilnius, Lithuania) (2)............................       55%
ATK (Archangelsk, Russia) (2)...............................       81%
Ala TV (Bishkek, Kyrghizstan) (2) (10)......................       53%
Kosmos TV (Moscow, Russia)..................................       50%
Baltcom TV (Riga, Latvia)...................................       50%
Ayety TV (Tbilisi, Georgia) (11)............................       49%
Kamalak TV (Tashkent, Uzbekistan)...........................       50%
Sun TV (Chisinau, Moldova) (12).............................       50%
Alma TV (Almaty, Kazakhstan)................................       50%
Cosmos TV (Minsk, Belarus)..................................       50%
Teleplus (St. Petersburg, Russia)...........................       45%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................      100%
SAC (Moscow, Russia) (2)....................................       83%
Radio Skonto (Riga, Latvia) (2).............................       55%
Radio One (Prague, Czech Republic) (2)......................       80%
NewsTalk Radio (Berlin, Germany) (2) (13)...................       85%
Radio Vladivostok, (Vladivostok, Russia) (2)................       51%
Country Radio (Prague, Czech Republic) (2)..................       85%
Radio Georgia (Tbilisi, Georgia) (2) (14)...................       51%
Radio Katusha (St. Petersburg, Russia) (2) (14).............       75%
Radio Nika (Sochi, Russia) (15).............................       51%
AS Trio LSL (Estonia) (14)..................................       49%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
PAGING
Baltcom Paging (Estonia) (2)................................       85%
CNM (Romania) (2) (16)......................................       54%
Eurodevelopment (Ukraine) (2)...............................       51%
Baltcom Plus (Latvia).......................................       50%
Paging One (Tbilisi, Georgia)...............................       45%
Raduga Poisk (Nizhny Novgorod, Russia)......................       45%
PT Page (St. Petersburg, Russia)............................       40%
Kazpage (Kazakhstan) (17)...................................    26-41%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................       50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)..........       50%
Paging Ajara (Batumi, Georgia)..............................       35%
Mobile Telecom (Russia) (18)................................       50%

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group is selling its 25% interest to one of the other partners in the venture and the sale is expected to close in the second half of 2000.

(4) See note 3 to the consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

(5) The Company's interests in Teleport-TP and MTR-Sviaz are held through its wholly owned subsidiary Technocom Limited.

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

(7) CPY Yellow Pages is the publisher of a yellow pages directory in St. Petersburg.

(8) Cardlink ZAO is utilizing proprietary wireless technology for the processing and management of wireless electronic transactions, initially in Moscow.

(9) The Communications Group currently owns 49% of a joint venture in China licensed to provide e-commerce trading support systems to the Chinese partner in the joint venture. The partner is a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
    domestic trading company pursuing internet-based commerce among Chinese state-owned enterprises. The Company is currently negotiating to obtain a 98% ownership interest in Huaxia JV upon Chinese government approval of a revised joint venture contract.

(10) Launched service in June 1999.

(11) The Communications Group is currently negotiating to increase its ownership interest to 76%.

(12) The Communications Group is currently negotiating to increase its ownership interest to 65%.

(13) The Communications Group disposed of the operations of News Talk Radio on July 28, 2000.

(14) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL and Radio Georgia include five radio stations operating in various cities throughout Estonia and two radio stations operating in Georgia, respectively.

(15) The Company's ownership interest was sold on June 30, 2000.

(16) Joint venture is currently in liquidation.

(17) Kazpage is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Company's interest in the joint ventures ranges from 26% to 41% and its interest in the service entity is 51%.

(18) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not yet made any earnout payments, based on the operational results of the ventures. Approximately $7.0 million of the purchase price was allocated to goodwill.

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

CERTAIN DISPOSITIONS OF ASSETS AND OTHER COMPANY INFORMATION

On November 1, 1995, as a result of the mergers of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company and of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company does not believe it will receive any funds in respect of its equity interest in RDM.

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 70.

SEGMENT INFORMATION

The following tables set forth operating results for the three and six months ended June 30, 2000 and 1999, for the Company's Communications Group and Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $21,464     $29,154      $ 9,573       $3,425       $2,651    $  1,306   $ 67,573
Depreciation and amortization.....     5,687       5,604        3,039          346          248       8,122     23,046
Operating income (loss)...........     4,720       4,816          588         (902)      (1,061)    (14,256)    (6,095)

CONSOLIDATED
Revenues..........................   $ 3,388     $22,143      $ 1,986       $3,121       $  512    $  1,306   $ 32,456
Gross profit......................
Depreciation and amortization.....     1,259       4,008          710          299           73       8,122     14,471
Reduction in estimate of asset
  impairment charge...............        --          --           --           --           --          --         --
Operating income (loss)...........      (975)      4,539           52         (731)        (245)    (14,256)   (11,616)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $18,076     $ 7,011      $ 7,587       $  304       $2,139    $     --   $ 35,117
Depreciation and amortization.....     4,428       1,596        2,329           47          175          --      8,575
Operating income (loss)...........     5,695         277          536         (171)        (816)         --      5,521
Net income (loss).................     3,431        (225)      (1,915)        (202)      (1,028)         --         61
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................     4,450        (434)        (419)        (389)        (776)         --      2,432
Foreign currency gain.............                                                                                 519
Minority interest.................                                                                              (1,613)
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $52,427      $    --        $ 84,883
Gross profit......................                    18,131
Depreciation and amortization.....          50         1,536           18          16,075
Reduction in estimate of asset
  impairment charge...............      (3,984)           --           --          (3,984)
Operating income (loss)...........       2,322         3,363       (1,706)         (7,637)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          25
Operating income (loss)...........        (540)
Net income (loss).................        (538)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................        (538)           --           --           1,894
Foreign currency gain.............          --            --           --             519
Minority interest.................        (202)           --           --          (1,815)
Interest expense..................                                                 (8,092)
Interest income...................                                                    632
Income tax expense................                                                 (2,103)
                                                                                 --------
Net loss..........................                                               $(16,602)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $ 8,964     $ 5,470      $ 8,307       $3,400       $3,506    $    691   $ 30,338
Depreciation and amortization.....     3,639         520        3,343          211          145       1,256      9,114
Operating loss....................      (419)       (278)        (249)        (846)        (230)     (7,543)    (9,565)

CONSOLIDATED
Revenues..........................   $    --     $    --      $ 1,413       $2,916       $  801    $    691   $  5,821
Gross profit......................
Depreciation and amortization.....        --          --          510          148           16       1,256      1,930
Operating income (loss)...........        --          --         (120)        (789)        (146)     (7,543)    (8,598)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $ 8,964     $ 5,470      $ 6,894       $  484       $2,705    $     --   $ 24,517
Depreciation and amortization.....     3,639         520        2,833           63          129          --      7,184
Operating income (loss)...........      (419)       (278)        (129)         (57)         (84)         --       (967)
Net loss..........................    (3,448)     (1,364)      (2,230)         (76)        (431)         --     (7,549)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................    (1,716)     (1,468)        (875)         (66)        (241)         --     (4,366)
Foreign currency loss.............                                                                              (2,286)
Minority interest.................                                                                                 331
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating loss....................
CONSOLIDATED
Revenues..........................     $    --       $59,184      $    --        $ 65,005
Gross profit......................                    20,450
Depreciation and amortization.....         790         1,498            2           4,220
Operating income (loss)...........      (3,526)        7,332       (1,576)         (6,368)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $ 1,515
Depreciation and amortization.....       1,034
Operating income (loss)...........         279
Net loss..........................        (616)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................         118            --           --          (4,248)
Foreign currency loss.............          --            --           --          (2,286)
Minority interest.................       2,052            --           --           2,383
Interest expense..................                                                 (3,523)
Interest income...................                                                  2,546
Income tax expense................                                                   (111)
                                                                                 --------
Net loss..........................                                               $(11,607)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $41,375     $56,643      $18,959       $8,723       $5,420    $  1,985   $133,105
Depreciation and amortization.....    11,500      11,004        6,237          677          494      16,426     46,338
Operating income (loss)...........     7,750       5,414          362         (592)      (1,292)    (26,775)   (15,133)
CONSOLIDATED
Revenues..........................   $ 6,882     $42,400      $ 3,516       $7,874       $1,044    $  1,985   $ 63,701
Gross profit......................
Depreciation and amortization.....     2,557       8,017        1,392          577          145      16,426     29,114
Reduction in estimate of asset
  impairment charge...............        --          --           --           --           --          --         --
Operating income (loss)...........    (1,874)      7,028         (328)        (402)        (251)    (26,775)   (22,602)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $34,493     $14,243      $15,443       $  849       $4,376    $     --   $ 69,404
Depreciation and amortization.....     8,943       2,987        4,845          100          349          --     17,224
Operating income (loss)...........     9,624      (1,614)         690         (190)      (1,041)         --      7,469
Net income (loss).................     4,751      (3,088)      (3,825)        (254)      (1,536)         --     (3,952)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................     6,999      (1,958)        (812)        (426)      (1,121)         --      2,682
Foreign currency gain.............                                                                                  41
Minority interest.................                                                                              (2,251)
Interest expense..................
Interest income...................
Gain on settlement of option......
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $102,530     $    --        $166,231
Gross profit......................                     35,615
Depreciation and amortization.....         102          3,015          35          32,266
Reduction in estimate of asset
  impairment charge...............      (3,984)            --          --          (3,984)
Operating income (loss)...........         417          7,528      (3,057)        (17,714)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          25
Operating income (loss)...........        (540)
Net income (loss).................        (538)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................        (538)            --          --           2,144
Foreign currency gain.............          --             --          --              41
Minority interest.................       1,255             --          --            (996)
Interest expense..................                                                (16,020)
Interest income...................                                                  1,523
Gain on settlement of option......                                                  2,500
Income tax expense................                                                 (4,611)
                                                                                 --------
Net loss..........................                                               $(33,133)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 1999
                                 (IN THOUSANDS)

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $17,920     $11,639      $16,288       $9,292       $8,277    $    918   $ 64,334
Depreciation and amortization.....     6,555       1,061        6,798          662          611       2,166     17,853
Operating income (loss)...........      (873)        757       (1,409)      (1,271)      (1,107)    (14,029)   (17,932)

CONSOLIDATED
Revenues..........................   $    --     $    --      $ 2,661       $8,105       $1,745    $    918   $ 13,429
Gross profit......................
Depreciation and amortization.....        --          --          953          531          307       2,166      3,957
Operating income (loss)...........        --          --         (178)      (1,253)      (1,299)    (14,029)   (16,759)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $17,920     $11,639      $13,627       $1,187       $6,532    $     --   $ 50,905
Depreciation and amortization.....     6,555       1,061        5,845          131          304          --     13,896
Operating income (loss)...........      (873)        757       (1,231)         (18)         192          --     (1,173)
Net loss..........................    (5,479)     (2,653)      (3,967)         (88)        (200)         --    (12,387)
Equity in losses of unconsolidated
  investees (note 2)..............    (2,244)     (2,146)      (1,237)         (80)         (79)         --     (5,786)
Foreign currency loss.............                                                                              (2,794)
Minority interest.................                                                                                 624
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $119,218     $    --        $132,647
Gross profit......................                     40,543
Depreciation and amortization.....       1,574          3,053           3           8,587
Operating income (loss)...........      (7,073)        10,651      (2,933)        (16,114)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $ 2,527
Depreciation and amortization.....       1,716
Operating income (loss)...........         331
Net loss..........................      (1,776)
Equity in losses of unconsolidated
  investees (note 2)..............        (147)            --          --          (5,933)
Foreign currency loss.............          --             --          --          (2,794)
Minority interest.................       4,228             --          --           4,852
Interest expense..................                                                 (6,929)
Interest income...................                                                  4,246
Income tax expense................                                                   (205)
                                                                                 --------
Net loss..........................                                               $(22,877)
                                                                                 ========

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS
  ENDED JUNE 30, 1999, AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

LEGEND

C = Consolidated
D = Dissolution
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony;
(iii) cable television; (iv) radio broadcasting; and (v) paging. Certain of the Communications Group's ventures pay management fees to their shareholders. The figures presented for the ventures reflect all payments of such fees (i.e. management fees are included in operating expenses in the same way as other expenses of the ventures). Certain of the Communications Group's investments have been written down to zero and, since the Communications Group no longer funds their operations, the results of these ventures are no longer reported.

WIRELESS TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's wireless telephony ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                 JUNE 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
ALTEL* (Almaty, Kazakhstan).................................      50%          C        N/A
Baltcom GSM (Latvia)........................................      22%          E         E
Magticom (Tbilisi, Georgia).................................      35%          E         E
Tyumenruskom (Tyumen, Russia)...............................      46%          E         P
BELCEL* (Minsk, Belarus)....................................      50%          E        N/A

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------   ------------------------------
WIRELESS TELEPHONY--CONSOLIDATED                  2000       1999     % CHANGE     2000       1999     % CHANGE
--------------------------------                --------   --------   --------   --------   --------   --------
Revenues......................................   $3,388     $  --       N/A      $ 6,882      $ --       N/A
Operating loss................................   $ (975)    $  --       N/A      $(1,874)     $ --       N/A

REVENUES. Wireless telephony consolidated revenues for the six months ended June 30, 2000 amounted to $6.9 million and were attributable to ALTEL, the Kazakhstan D-AMPS operator acquired with PLD Telekom Inc. in September 1999. ALTEL's revenues for the first six months of 1999 amounted to $13.8 million. ALTEL's first half year 2000 revenues continued to be adversely affected by competition from two GSM operators who entered the Kazakhstan market in 1999.

Wireless telephony consolidated revenues for the three months ended June 30, 2000 amounted to $3.4 million.

OPERATING LOSS. As a result of the above mentioned competition from the two GSM operators, ALTEL in March 2000 lowered its tariffs and moved to a one second billing step from the previous full minute billing step. The resultant reduction in operating margins together with the reduced revenues led the venture to report an operating loss of $1.9 million for the six months ended June 30, 2000, compared to operating income of $2.8 million for the same period in 1999. The long term effect of ALTEL's change in tariffs and billing steps on revenues is uncertain. However, continued competition in the remainder of 2000 is likely to have further adverse effects on the venture's operating results.

Wireless telephony consolidated operating losses for the three months ended June 30, 2000 amounted to $975,000.

The following table sets forth the revenues, operating income (loss), net income
(loss), equity in income (losses) of the unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
WIRELESS TELEPHONY--UNCONSOLIDATED               2000       1999     % CHANGE     2000       1999     % CHANGE
----------------------------------             --------   --------   --------   --------   --------   --------
Revenues.....................................  $18,076    $ 8,964      102%     $34,493    $17,920       92%
Operating income (loss)......................  $ 5,695    $  (419)     N/M      $ 9,624    $  (873)     N/M
Net income (loss)............................  $ 3,431    $(3,448)     N/M      $ 4,751    $(5,479)     N/M
Equity in income (losses) of joint
  ventures...................................  $ 4,450    $(1,716)     N/M      $ 6,999    $(2,244)     N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The share in income from investments in wireless telephony ventures for the six months ended June 30, 2000 amounted to $7.0 million, compared to losses of $2.2 million in the six months ended June 30, 1999. These results were attributable mainly to GSM wireless operations in Latvia and Georgia.

In Latvia, Baltcom GSM's six months ended June 30, 2000 revenues increased by 58% to $17.4 million from $11.0 million in the six months ended June 30, 1999. In late 1999 the three month reporting lag for Baltcom GSM was eliminated. Accordingly, first half year 2000 revenues for the venture represented results for the six months ended June 30, 2000, whereas first half year 1999 results represented those of the six months ended March 31, 1999. The increase in the six months ended June 30, 2000 revenues as compared with the six months ended June 30, 1999 was due primarily to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) continued subscriber growth and wider service area coverage, as well as the above mentioned reporting lag elimination. Baltcom GSM's operating profit for the first six months of 2000 increased to $2.7 million from a loss of $585,000 in the six months ended June 30, 1999.

In Georgia, Magticom's six months ended June 30, 2000 revenues amounted to $13.3 million, a 93% increase on the six months ended June 30, 1999 revenues of $6.9 million and due in part to the settlement of a legal claim of $1.8 million in the venture's favor in early 2000. In addition, revenues increased due to strong subscriber growth. As a result of the above, Magticom achieved a net income of $6.9 million in the first six months of 2000, as compared to a net loss of $2.0 million during the first six months of 1999. Magticom's future growth could be adversely affected by the recent emergence of competing wireless networks in Georgia.

Other ventures in this category include BELCEL, which operates an NMT 450 wireless network in Belarus and was acquired with PLD Telekom in September 1999, and Tyumenruscom, the D-AMPS operator in Tyumen, Russia. These ventures jointly generated revenues of $3.8 million and net losses of $1.0 million in the first half year 2000.

The share in income from investments in wireless telephony ventures for the three months ended June 30, 2000 amounted to $4.5 million, compared to losses of $1.7 million for the three months ended June 30, 1999. In Latvia, Baltcom GSM reported operating income of $1.6 million for the three months ended June 30, 2000 compared with operating losses of $356,000 for the three months ended
June 30, 1999. In Georgia, for the three months ended June 30, 2000 Magticom had operating income of $4.2 million as compared with an operating loss of $63,000 in the corresponding period of 1999. For the three months ended June 30, 2000 operating losses for Tyumenruscom and BELCEL jointly amounted to $73,000.

FIXED TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's fixed telephony ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                  JUNE 30
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Technocom (Moscow, Russia)*.................................      100%         C        N/A
PeterStar (St. Petersburg, Russia)*.........................       71%         C        N/A
Baltic Communications (St. Petersburg, Russia)*.............      100%         C        N/A
Instaphone (Kazakhstan)**...................................       50%         E         E
MTR Sviaz*..................................................       49%         E        N/A
Caspian American Telecommunications (Azerbaijan)............       38%         E         P
Telecom Georgia (Tbilisi, Georgia)..........................       30%         E         E
Spectrum (Kazakhstan)**.....................................       33%         E         E

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

**  Results not reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues and operating income (loss) for the consolidated fixed telephony ventures (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------   ------------------------------
FIXED TELEPHONY--CONSOLIDATED                     2000       1999     % CHANGE     2000       1999     % CHANGE
-----------------------------                   --------   --------   --------   --------   --------   --------
Revenues......................................  $22,143    $    --      N/A      $42,400      $ --       N/A
Operating income..............................  $ 4,539    $    --      N/A      $ 7,028      $ --       N/A

REVENUES.  Fixed telephony consolidated revenues for the six months ended
June 30, 2000 amounted to $42.4 million and were attributable to subsidiaries acquired in connection with the Company's acquisition of PLD Telecom on September 30, 1999. The most significant ventures acquired were PeterStar, which operates a fully digital, city-wide fiber optic telecommunications network in St Petersburg, Russia, and Technocom, which through Teleport-TP operates Moscow-based long distance and international telephony networks using satellite and fiber optic technology. The Company also acquired Baltic Communications, which provides international direct dial, payphone and leased line services for Russian and international businesses in St Petersburg, Russia.

In the first six months of 2000 PeterStar generated revenues of $26.9 million as compared to $27.7 million in the same period in 1999, with the reduction due primarily to lower installation revenue in 2000.

In the first six months of 2000, Technocom generated revenues of $11.6 million compared to $9.0 million in the same period in 1999. The venture continued to experience higher international and long distance traffic volumes in the six months ended June 30, 2000 which caused Technocom's revenues to increase compared to those in 1999. Technocom's traffic levels in the remaining part of 2000 are expected to continue to improve.

Fixed telephony consolidated revenues for the three months ended June 30, 2000 amounted to $22.1 million. PeterStar's revenues for the three months ended June 30, 2000 amounted to $13.9 million, a slight increase on revenues of $13.8 million generated in the same period in 1999. Technocom's revenues increased from $4.7 million for the three months ended June 30, 1999 to $6.4 million in the same period in 2000.

OPERATING INCOME. During the six months ended June 30, 2000, fixed telephony consolidated ventures generated operating income of $7.0 million. PeterStar's operating income for the six months ended June 30, 2000 amounted to $9.6 million compared to $8.6 million for the six months ended June 30, 1999. PeterStar's profitability for the six months ended June 30, 2000 was favorably affected by reduced overhead expenses. Technocom generated an operating loss of $508,000 during the first six months of 2000 compared to a loss of $6.2 million in the corresponding period in 1999. The reduction of Technocom's operating loss was due to a restructuring of operations in early 1999 resulting in reduced overhead expense and also to the above mentioned increases in revenue.

Fixed telephony operating profits for the three months ended June 30, 2000 amounted to $4.5 million. PeterStar's operating income for the three months ended June 30, 2000 increased by $1.1 million from $4.5 million in the same period of 1999 to $5.6 million for the three months ended June 30, 2000. Technocom generated for the three months ended June 30, 2000 operating income of $31,000 as compared with an operating loss of $2.3 million in the corresponding period of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating income (loss), net loss and equity in losses of the unconsolidated fixed telephony joint ventures which are recorded under the equity method (in thousands):

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------------   ------------------------------
FIXED TELEPHONY--UNCONSOLIDATED                 2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------------------               --------   --------   --------   --------   --------   --------
Revenues....................................   $7,011    $ 5,470       28%     $14,243    $11,639       22%
Operating income (loss).....................   $  277    $  (278)     N/M      $(1,614)   $   757      N/M
Net loss....................................   $ (225)   $(1,364)     (84)%    $(3,088)   $(2,653)      16%
Equity in losses of joint ventures..........   $ (434)   $(1,468)     (70)%    $(1,958)   $(2,146)      (9)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from investments in fixed telephony ventures for the six months ended June 30, 2000 decreased to $2.0 million from $2.1 million in the six months ended
June 30 1999. These results were attributable mainly to the operations of Telecom Georgia and Caspian American Telephone ("CAT").

In the first six months of 2000, Telecom Georgia generated revenues of $12.4 million compared to revenues of $11.6 million in the first six months of 1999. Telecom Georgia's operating losses for the period amounted to $599,000 as compared with operating income of $940,000 achieved in the first six months of 1999. The venture's first six months of 2000 operating results were adversely affected by higher interconnect costs and by local competition.

CAT generated revenues of $973,000 in the first six months of 2000 and reported operating losses and net losses for the period of $1.2 million and $1.9 million, respectively. Results for the six months ended June 30, 1999 are not applicable as the venture was pre-operational at that time. High start up costs and slow build up of the venture's customer base continued to adversely affect CAT's results. In late 1999 the Company recorded an impairment charge of $9.9 million in the value of its investment in this venture. The Communications Group is reviewing various options to maximize the value of this venture.

The above results also include those of MTR Sviaz which was acquired with PLD Telekom on September 30, 1999 and operates a Moscow-based telephony network using fiber optic technology. During the six months ended June 30, 2000 MTR Sviaz generated revenues of $919,000 and an operating income of $156,000, as compared to revenues of $730,000 and operating income of $60,000 in the same period of 1999. The venture's results are expected to improve over the remainder of 2000 as a result of improved cross-marketing opportunities with Mosenergo, the Company's 51% partner in MTR Sviaz.

The Communications Group's share in losses from investments in fixed telephony ventures for the three months ended June 30, 2000 decreased by 70% to $434,000 from $1.5 million during the same period in 1999. Telecom Georgia generated for the three months ended June 30, 2000 operating income of $549,000 as compared with an operating loss of $201,000 for the same period of 1999. CAT still in its first year of operation, reported for the three months ended June 30, 2000 operating losses of $364,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
CABLE TELEVISION

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's cable television ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                  JUNE 30
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

------------------------

*   Results not reported.

The following table sets forth the revenues and operating loss for consolidated cable television ventures (in thousands):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
CABLE TELEVISION--CONSOLIDATED                   2000       1999     % CHANGE     2000       1999     % CHANGE
------------------------------                 --------   --------   --------   --------   --------   --------
Revenues.....................................   $1,986     $1,413       41%      $3,516     $2,661       32%
Operating loss...............................   $   52     $ (120)     N/M       $ (328)    $ (178)      84%

REVENUES. Cable television operations generated consolidated revenues of $3.5 million in the first six months of 2000, representing a 32% increase on first half year 1999 consolidated revenues of $2.7 million. The majority of consolidated revenues were attributable to Romsat, Viginta, and ATK.

In Romania, Romsat reported revenues of $2.3 million for the six months ended June 30, 2000 as compared to revenues of $1.9 million in the same period of 1999 due to increased subscriber numbers, and incremental revenues generated by the Devasat operation which was acquired by Romsat in late 1999.

In Lithuania, Viginta generated revenues of $655,000 in the first six months of 2000, representing an increase of 27% on the six months ended June 30, 1999 revenues of $516,000 and attributable to higher subscriber numbers. ATK, which recently commenced operations in Arkhangelsk, Russia, reported revenues of $481,000 for the first six months of 2000, a 77% increase on revenues for the same period in 1999 when the venture was still in its start up phase.

In the three months ended June 30, 2000 cable television operations generated consolidated revenues of $2.0 million, being 41% higher than consolidated revenues generated in the corresponding period of 1999. Romsat generated for the three months ended June 30, 2000 revenues of $1.3 million, a 37% increase on revenues of $982,000 reported during the same period in 1999. For the three months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
June 30, 2000, Viginta's revenues amounted to $335,000 compared with the corresponding period in 1999 revenues of $265,000. ATK had revenues of $251,000 for the three months ended June 30, 2000, a 51% increase compared with the same period of 1999 revenues of $166,000.

For the remainder of 2000 consolidated revenues arising from cable operations are expected to continue to grow as a result of improved programming, network expansion, tariff increases and possible further acquisitions.

OPERATING LOSS. Cable television reported consolidated operating losses for the first six months of 2000 of $328,000, compared to the six months ended June 30, 1999 operating losses of $178,000. Romsat reported for the six months ended
June 30, 2000 operating income of $238,000 compared to $137,000 for the same period in 1999, mainly due to the effects of the Devasat business acquired in late 1999. Viginta's operating loss for the six months ended June 30, 2000 decreased to $179,000 as compared to $384,000 in the corresponding period in 1999, the improvement is due to the above mentioned increase in revenues. ATK reported six months ended June 30, 2000 operating losses of $197,000, as compared to six months ended June 30, 1999 operating losses of $116,000.

For the three months ended June 30, 2000, cable television consolidated operating income amounted to $52,000 as compared with operating losses of $120,000 for the corresponding period in 1999. Romsat had for the three months ended June 30, 2000 operating income of $274,000 as compared with an operating loss of $66,000 for the same period of 1999. Viginta reported an operating loss of $38,000 for the three months ended June 30, 2000 compared to $235,000 in the same period of 1999. ATK's operating loss increased from $19,000 for the three months ended June 30, 1999 to $101,000 in the same period of 2000.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated cable television joint ventures, which are recorded under the equity method (in thousands):

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------------   ------------------------------
CABLE TELEVISION--UNCONSOLIDATED                2000       1999     % CHANGE     2000       1999     % CHANGE
--------------------------------              --------   --------   --------   --------   --------   --------
Revenues....................................  $ 7,587    $ 6,894       10%     $15,443    $13,627       13%
Operating income (loss).....................  $   536    $  (129)     N/M      $   690    $(1,231)     N/M
Net loss....................................  $(1,915)   $(2,230)     (14)%    $(3,825)   $(3,967)      (4)%
Equity in losses of joint ventures..........  $  (419)   $  (875)     (52)%    $  (812)   $(1,237)     (34)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the six months ended June 30, 2000 amounted to $812,000, compared to losses of $1.2 million in the six months ended June 30, 1999. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow and Alma TV in Kazakhstan.

Baltcom TV reported revenues of $3.6 million in the first six months of 2000, a 9% increase on the same period in 1999 revenues of $3.3 million due to increases in subscriber numbers arising from improved programming. The venture reported operating income of $522,000 in the first six months of 2000 compared to $498,000 in the first six months of 1999.

Kosmos TV's revenues increased by $300,000 in the six months ended June 30, 2000 to $3.1 million from $2.8 million in the same period of 1999 due to increased subscriber numbers. The venture

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) generated operating income of $105,000 for the first six months of 2000 as compared with operating losses of $323,000 for the same period in 1999.

Alma TV's revenues increased from $2.4 million in the six months ended June 30, 1999 to $3.1 million in the six months ended June 30, 2000 due to growth of subscriber numbers and continued geographic expansion in Kazakhstan. However, due to increased costs associated with improved programming, the venture reported a decrease in operating income of $128,000 in the first six months of 2000. Alma TV expects to improve profitability over the remainder of 2000 with the continued build out of its networks and improved subscriber management.

The Communications Group's share in losses from equity investments in cable television ventures for the three months ended June 30, 2000 amounted to $419,000, 52% less than losses of $875,000 recorded in the same period of 1999. Baltcom TV reported for the three months ended June 30, 2000 operating income of $227,000, down 21% on the same period in 1999 operating income of $287,000. Kosmos TV had operating income of $6,000 in the three months ended June 30, 2000 as compared with $158,000 in the corresponding period of 1999. Alma TV's operating income for the three months ended June 30, 2000 amounted to $28,000, down slightly from the same period of 1999 operating income of $47,000.

RADIO BROADCASTING

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's radio broadcasting ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                 JUNE 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Radio Juventus (Budapest, Hungary)..........................      100%         C          C
SAC (Moscow, Russia)........................................       83%         C          C
Radio Skonto (Riga, Latvia).................................       55%         C          C
Radio One (Prague, Czech Republic)..........................       80%         C          C
NewsTalk Radio (Berlin, Germany)............................       85%         C          C
Radio Vladivostok (Vladivostok, Russia).....................       51%         C          C
Country Radio (Prague, Czech Republic)......................       85%         C          C
Radio Georgia (Tbilisi, Georgia)............................       51%         C          C
Radio Katusha (St. Petersburg, Russia)......................       75%         C          C
Radio Nika (Socci, Russia)..................................       51%         E          E
AS Trio LSL (Tallinn, Estonia)..............................       49%         E          E

The following table sets forth the revenues and operating loss for consolidated radio broadcasting ventures (in thousands):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
RADIO--CONSOLIDATED                              2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                            --------   --------   --------   --------   --------   --------
Revenues.....................................   $3,121     $2,916        7%      $7,874    $ 8,105       (3)%
Operating loss...............................   $ (731)    $ (789)      (7)%     $ (402)   $(1,253)     (68)%

REVENUES. Radio operations reported consolidated revenues of $7.9 million in the first six months of 2000, representing a 3% decrease compared with the same period in 1999 revenues of $8.1 million. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) majority of revenues were generated by SAC and Radio Katusha in Russia, and Radio Juventus in Hungary. In Russia, SAC and Radio Katusha's revenues rose from $2.1 million and $771,000, respectively, in the six months ended June 30, 1999, when the after effects of the Russian economic crisis in late 1998 were still having an impact on operations, to $2.4 million and $957,000 respectively in the same period of 2000. In Hungary, Radio Juventus in the six months ended
June 30, 2000 generated revenues of $3.1 million, down 17% compared with same period of 1999 revenues of $3.7 million. Radio Juventus' results continue to be adversely affected by competition from recently launched national Hungarian radio networks.

Consolidated radio revenues for the three months ended June 30, 2000 amounted to $3.1 million, 7% greater than revenues of $2.9 million generated in the corresponding period in 1999. SAC and Radio Katusha in Russia together generated revenues of $1.5 million for three months ended June 30, 2000, compared with $1.3 million in the same period of 1999. In Hungary, Radio Juventus reported for three months ended June 30, 2000 revenues of $1.1 million, down slightly from 1999 revenues of $1.2 million.

OPERATING LOSS. Notwithstanding the reduced revenues noted above, in the six months ended June 30, 2000, radio operations generated operating losses of $402,000, down from operating losses of $1.3 million during the same period in 1999. In the six months ended June 30, 2000, profitability was favorably affected by increased revenues at SAC and Radio Katusha. Together these ventures generated operating income of $1.1 million compared to $670,000 in the same period in 1999. In addition, News Talk Radio in Germany reported in the first six months of 2000 operating losses of $1.7 million, representing a 36% decrease in its operating losses of $2.7 million for the corresponding period of 1999. Disposal of the operations of NewsTalk Radio was finalized on July 28, 2000. In Hungary, Radio Juventus generated operating income of $100,000, a decrease of $475,000 compared with the first six months of 1999 operating income of $575,000 due to reduced revenues.

The Communications Group's radio businesses generated consolidated operating losses of $731,000 for the three months ended June 30, 2000, as compared with losses of $789,000 for the three months ended June 30, 1999. SAC and Radio Katusha reported operating income of $346,000 and an operating loss of $25,000 for the three months ended June 30, 2000, compared with operating income of $261,000 and $25,000 respectively, in the corresponding period of 1999. Radio Juventus had for the three months ended June 30, 2000 operating losses of $151,000, an increase of $99,000 compared with the corresponding period in 1999.

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------   ------------------------------
RADIO--UNCONSOLIDATED                             2000       1999     % CHANGE     2000       1999     % CHANGE
---------------------                           --------   --------   --------   --------   --------   --------
Revenues......................................   $ 304       $484       (37)%     $ 849      $1,187      (28)%
Operating loss................................   $(171)      $(57)      200%      $(190)     $  (18)     956%
Net loss......................................   $(202)      $(76)      166%      $(254)     $  (88)     189%
Equity in losses of joint ventures............   $(389)      $(66)      489%      $(426)     $  (80)     433%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $426,000 in the six months ended June 30, 2000, compared to losses of $80,000 in the six months ended
June 30, 1999. These results were partly attributable to a loss of $205,000 on the sale of Radio Nika, Russia, in June 2000. In Estonia, Radio Trio generated revenues of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
$812,000 during the first six months of 2000 compared to $1.1 million during the same period in 1999. The decrease in revenues was attributable to continued competition and contraction of the local advertising market. As a result Radio Trio reported in the six months ended June 30, 2000 operating losses of $180,000 as compared with operating losses of $17,000 in the corresponding 1999 period.

The share in losses for the three months ended June 30, 2000 from equity investments in radio joint ventures amounted to $389,000, including the above mentioned loss on the sale of Radio Nika, compared to losses of $66,000 in the same period of 1999. Radio Trio reported for the three months ended June 30, 2000 operating losses of $164,000 compared with operating losses of $50,000 in the same period of 1999.

PAGING

OVERVIEW. In 1999 the Communications Group stopped funding most paging operations and it continues to manage almost all of its paging ventures on a cash break even basis. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding as it continues to review options to maximize the value of its paging investments. Paging ventures generated losses during the six months ended June 30, 2000. For the remainder of the year it is expected that the paging operations will continue to generate losses. The Company has adjusted its investment in certain paging operations which were recorded under the equity method to zero, and unless it provides future funding, will no longer record its proportionate share of any future net losses of these ventures.

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's paging ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                 JUNE 30,
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

------------------------

*   Results not reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues and operating loss for consolidated paging ventures (in thousands):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
PAGING--CONSOLIDATED                             2000       1999     % CHANGE     2000       1999     % CHANGE
--------------------                           --------   --------   --------   --------   --------   --------
Revenues.....................................   $ 512      $ 801       (36)%     $1,044    $ 1,745      (40)%
Operating loss...............................   $(245)     $(146)       68%      $ (251)   $(1,299)     (81)%

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $1.0 million in the first six months of 2000, representing a 40% decrease compared with revenues of $1.7 million for the same period in 1999. The decrease was due primarily to continued competition from the wireless telephony market and the disposition of Paging One Services in 1999. A significant portion of the revenues for the six months ended June 30, 2000 were attributable to Eurodevelopment in the Ukraine, whose revenues amounted to $463,000 compared with $339,000 for the same period in 1999 when the venture was in its start up phase. CNM, Romania, generated revenues of $314,000 for the six months ended June 30, 2000 compared to $690,000 in the first six months of 1999. The Communications Group has recently concluded negotiations to dispose of this venture in the third quarter of 2000. Other consolidated paging revenues were attributable to Baltcom Estonia, which had revenues of $267,000 in the first six months of 2000 as compared with $370,000 for the six months ended June 30, 1999.

Consolidated paging revenues for the three months ended June 30, 2000 amounted to $512,000, representing a 36% decrease compared with paging revenues during the same period in 1999.

OPERATING LOSS. Consolidated operating losses arising from paging operations amounted to $251,000 in the six months of 2000, compared to $1.3 million in the same period in 1999. Operating losses for the six months ended June 30, 1999 were adversely affected by Paging One Services whose operations generated operating losses of $1.3 million for that period and which was disposed of later in 1999. CNM's operating losses, including costs connected with the disposition of the venture, amounted to $267,000 for the six months of 2000 as compared with income of $171,000 for the corresponding period in 1999.

Consolidated operating losses arising from paging operations for the three months ended June 30, 2000 amounted to $245,000, 68% higher than the three months ended June 30, 1999 operating losses of $146,000.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                 ------------------------------   ------------------------------
PAGING--UNCONSOLIDATED                             2000       1999     % CHANGE     2000       1999     % CHANGE
----------------------                           --------   --------   --------   --------   --------   --------
Revenues.......................................  $ 2,139     $2,705      (21)%    $ 4,376     $6,532       (33)%
Operating income (loss)........................  $  (816)    $  (84)     871%     $(1,041)    $  192       N/M
Net loss.......................................  $(1,028)    $ (431)     139%     $(1,536)    $ (200)      668%
Equity in losses of joint ventures.............  $  (776)    $ (241)     222%     $(1,121)    $  (79)    1,319%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures for the first six months of 2000 amounted to $1.1 million compared to losses of $79,000 for the same period in 1999 and related primarily to the operations of Mobile Telecom in Moscow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

Mobile Telecom generated revenues of $3.8 million during the first six months of 2000, a decrease of $1.8 million compared to the same period in 1999. The venture has experienced strong competition from the wireless telephony sector. As a result of decreased revenues, the venture reported a net loss of $1.0 million for the six months ended June 30, 2000 compared to net losses of $161,000 for the six months ended June 30, 1999.

For the three months ended June 30, 2000, the Company's share of losses from equity investments in paging ventures amounted to $776,000 compared to losses of $241,000 for the corresponding period in 1999.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating loss for the segment headquarters (in thousands):

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            ------------------------------   ------------------------------
                                              2000       1999     % CHANGE     2000       1999     % CHANGE
                                            --------   --------   --------   --------   --------   --------
Revenues..................................  $  1,306   $   691       89%     $  1,985   $    918     116%
Operating loss............................  $(14,256)  $(7,543)      89%     $(26,775)  $(14,029)     91%

REVENUES. Increased revenues in the first six months of 2000 compared to the same period in the prior year reflect continued growth in programming and management fee revenues from the Communications Group's unconsolidated businesses

OPERATING LOSS. Operating losses for the first six months of 2000 amounted to $26.8 million, a 91% increase on 1999 first six months operating losses of $14.0 million. Increased operating losses were due to increased depreciation and amortization charges related to goodwill arising from, and telephony licenses acquired pursuant to, the Company's acquisition of PLD Telekom in September 1999, of $12.4 million, and to the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years which increased amortization from $1.3 million in 1999 to $4.3 million in 2000.

FOREIGN CURRENCY GAIN (LOSS) AND MINORITY INTEREST

The following table sets forth foreign currency gain (loss) and minority interest for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union.

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ------------------------------   ------------------------------
                                               2000       1999     % CHANGE     2000       1999     % CHANGE
                                             --------   --------   --------   --------   --------   --------
Foreign currency gain (loss)...............  $   519    $(2,286)     N/M      $    41    $(2,794)     N/M
Minority interest..........................  $(1,613)   $   331      N/M      $(2,251)   $   624      N/M

Foreign currency gains for the first six months of 2000 amounted to $41,000 compared to losses of $2.8 million in the first six months of 1999 and represented the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The first six months of 2000 foreign currency gain resulted primarily from the fluctuation of the U.S. dollar against the local currency in Russia. Large foreign currency losses in 1999 were incurred in connection with the disposal of the Communications Group's Austrian paging venture.

Minority interest represents the allocation of income for the three and six months ended June 30, 2000, principally PeterStar, as compared to losses for the three and six months ended June 30, 1999 by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

COMMUNICATIONS GROUP--CHINA

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's ventures as of and for the three and six months ended June 30, 2000 and 1999:

                                                                                 JUNE 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2000       1999
------------------------                                      -----------   --------   --------
WIRELESS TELEPHONY
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China)....................................................      70%          D           E
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China)......................................      70%          D           E

FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan
  Province, China)..........................................      92%          D           P
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing Municipality, China)...........................      92%          D           P

INTERNET SERVICES--E-COMMERCE
Huaxia Metromedia Information Technology Co., Ltd...........      49%          E         N/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
WIRELESS AND FIXED TELEPHONY JOINT VENTURE INFORMATION

The Company stopped recording the operations of its China telecommunications joint ventures as of July 1, 1999. The following tables represent summary financial information for the Company's telecommunications joint ventures and their related projects in China as of and for the six and three months ended June 30, 1999, respectively, (in thousands):

                                                              THREE MONTHS ENDED JUNE 30, 1999
                                                    -----------------------------------------------------
                                                     NINGBO     NINGBO    SICHUAN    CHONGQING
                                                       JV       JV II        JV         JV        TOTAL
                                                    --------   --------   --------   ---------   --------
Revenues..........................................   $1,008      $504      $  --       $   3     $ 1,515
Depreciation and amortization.....................   $ (613)     $ --      $(239)      $(182)    $(1,034)
Operating income (loss)...........................   $  357      $491      $(341)      $(228)    $   279
Net income (loss).................................   $ (151)     $417      $(608)      $(274)    $  (616)
Equity in income (losses) of joint ventures.......   $  303      $344      $(334)      $(195)    $   118

                                                              SIX MONTHS ENDED JUNE 30, 1999
                                                   -----------------------------------------------------
                                                    NINGBO     NINGBO    SICHUAN    CHONGQING
                                                      JV       JV II        JV         JV        TOTAL
                                                   --------   --------   --------   ---------   --------
Revenues.........................................  $ 1,996      $504      $  --       $  27     $ 2,527
Depreciation and amortization....................  $(1,221)     $ --      $(255)      $(240)    $(1,716)
Operating income (loss)..........................  $   650      $476      $(424)      $(371)    $   331
Net income (loss)................................  $  (720)     $366      $(925)      $(497)    $(1,776)
Equity in income (losses) of joint ventures......  $   287      $336      $(427)      $(343)    $  (147)

OVERVIEW. The Company held interests in four telecommunications joint ventures in China, each of which engaged in cooperation contracts with China United Telecommunications Incorporated ("China Unicom") to finance and support development of local telecommunications services. All four of these ventures prematurely terminated operations by order of the Chinese government in 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million (based on the June 30, 2000 exchange rates) in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received $77.5 million of this estimated total distribution as of June 30, 2000. As of June 30, 2000, the balance of investments in and advances to these joint ventures, exclusive of $15.2 million in goodwill, was approximately $1.9 million.

As of June 30, 2000, Sichuan JV and Chongqing JV have been dissolved and all previously agreed upon distributions have been made to the Company in full. Ningbo JV and Ningbo JV II are expected to complete their formal dissolution proceedings with the Chinese government prior to September 2000.

Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures, as of June 30, 2000 the Company now estimates it will receive a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates.

This currently estimated $94.7 million in total payments from the joint ventures is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. The Company had recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill based on its then estimate of amounts to be recovered in dissolution of the ventures. With the $4.6 million increase in the estimated total dissolution proceeds to the Company,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) goodwill was increased by $4.0 million. The remaining goodwill amount at June 30, 2000 is $15.2 million.

CHINA INTERNET SERVICES--E-COMMERCE JOINT VENTURE INFORMATION

Huaxia JV commenced trial operation of an e-commerce system with China Product Firm in late 1999. The Company considered this business activity to be "pre-operational" since its purpose was to test technical and operational aspects of Huaxia JV's intended computer services and to support China Product Firm's initial trial of commercial online trading services. The technical and operational trials continued successfully through May 2000, but China Product Firm proved unable to successfully launch its intended online trading service. All Warehouse proposed in May 2000 to substantially reduce its equity interest in Huaxia JV and that Huaxia JV be relieved of further contractual obligations to serve All Warehouse's parent company China Product Firm. Negotiations to effect a change in the equity structure of Huaxia JV were concluded in June 2000 and the Company anticipates that it will obtain a 98% ownership interest in Huaxia JV upon Chinese government approval of a revised joint venture contract. The Company's only material cost for its increased ownership position in Huaxia JV will be its increased obligation for future registered capital contributions. Huaxia JV's business mission remains unchanged, except that its initial software development and service efforts will no longer be principally restricted to China Product Firm. Huaxia JV is currently recruiting other China-based clients for its e-commerce support systems and the Company expects this joint venture to enter into commercial operations in the fourth quarter of 2000. For the three months ended June 30, 2000, the Company has recorded an equity in losses of the operations of $538,000 which represents the costs for establishing the joint venture and its technical and operational testing.

Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's earlier joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecom operations in China. The Communications Group believes that the Company's equity interest in Huaxia JV does not constitute foreign equity investment in telecommunications operations or any other line of business restricted under current Chinese regulations. Furthermore, the Company believes that the Chinese regulatory policy situation and prospects facing Huaxia JV are fundamentally different from the regulatory policy situation and prospects faced by the Communications Group's earlier joint telecommunications projects with China Unicom.

In May 2000, the Company made an offer to purchase Twin Poplars LLC for $300,000. Twin Poplars owns a 90% ownership interest in and controls two sino-foreign joint ventures licensed in China to engage in information content provision for print publishers and the internet and internet-based online sales. As of June 30, 2000 the Company had loaned $150,000 to Twin Poplars against a security interest in Twin Poplars China JVs. On July 24, 2000 the Company completed the acquisition of an 80% interest in Twin Poplars and obtained options to acquire the remaining 20%. The acquisition gives the Company 72% ownership in and control over two sino-foreign joint ventures. The Twin Poplars joint ventures provide content and services to Chinese publishers and have completed development of a companion website for internet content provision and online product sales. Both joint ventures are currently operational.

The Company is currently evaluating other investment opportunities in China's information industry sector. The Company's majority-owned subsidiary, Metromedia China Corporation, is actively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) negotiating e-commerce and internet ventures similar to the Huaxia JV and Twin Poplars joint ventures.

The following table sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony-related ventures in China (in thousands):

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------   ------------------------------
                                                  2000       1999     % CHANGE     2000       1999     % CHANGE
                                                --------   --------   --------   --------   --------   --------
Operating income (loss).......................   $2,322    $(3,526)     N/M       $  417    $(7,073)      N/M
Equity in income (losses) of joint ventures...   $ (538)   $   118      N/M       $ (538)   $  (147)      266 %
Minority interests............................   $ (202)   $ 2,052      N/M       $1,255    $ 4,228       (70)%

OPERATING LOSS, INCLUDING CHANGE IN ESTIMATE OF ASSET IMPAIRMENT CHARGE. For the three and six months ended June 30, 2000, operating income was $2.3 million and $417,000, respectively. In the comparable periods in the prior years, the Company recorded operating losses of $3.5 million and $7.1 million, respectively. The principal reason for operating income in the current year is the Company's revised estimate of an increase in the expected proceeds of $4.6 million in connection with the dissolution of its telecommunications joint venture. Operating expenses for the three and six months ended June 30, 2000 were $1.9 million and $3.5 million, respectively, as compared to $2.8 million and $5.5 million, respectively, for the three and six months ended June 30, 1999. With the dissolution of its telecommunications joint ventures, the Company has substantially reduced its overhead expenses.

EQUITY IN LOSSES OF JOINT VENTURES.  For the three and six months ended
June 30, 2000, the Company has recorded an equity in losses of the operations of $538,000 which represents the costs for establishing the Huaxia JV and its technical and operational testing. Equity in losses of the Communications Group's joint ventures in China for the three and six months ended June 30, 1999 reflect the operations prior to the joint ventures signing the settlement agreements with China Unicom on December 3, 1999.

MINORITY INTERESTS. For the three and six months ended June 30, 2000 and 1999, minority interests represents the allocation of income (losses) to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. In the early part of 2000, there have been indications that the economic climate may be improving, however, at this time, the prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in the first part of 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 has not been as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The effect of these uncertainties has negatively impacted the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 has not been as high as in previous years, the risk of further increases in the future remains possible.

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

The value of the currencies in the countries in which the Communications Group operates in the past has fluctuated, sometimes significantly. For example, during 1998 and 1999, the value of the Russian Rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three and six months ended June 30, 2000 and 1999 (in thousands):

                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ------------------------------   ------------------------------
                                            2000       1999     % CHANGE     2000       1999     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Revenues................................  $52,427    $59,184     (11.4)%   $102,530   $119,218    (14.0)%
Gross profit............................  $18,131    $20,450     (11.3)%   $ 35,615   $ 40,543    (12.2)%
Operating income........................  $ 3,363    $ 7,332     (54.1)%   $  7,528   $ 10,651    (29.3)%

REVENUES. Snapper's sales for the three months ended June 30, 2000 were $52.4 million as compared to $59.2 million for the same period in 1999. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. June 30, 2000 sales were lower in all lawn and garden categories due to drought conditions in the Southeast. Also, in the first quarter of 2000, Snapper notified a number of its commissioned distributors and commissioned agents informing them of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Snapper's decision not to extend their existing contracts, which are set to expire August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, which may allow it to improve profit margins in the future. This announcement negatively impacted sales during the second quarter, and is anticipated to negatively impact sales for the remainder of 2000.

Snapper's sales for the six months ended June 30, 2000 were $102.5 million as compared to $119.2 million for the same period in 1999. Drought conditions in the Southeast and its decision not to renew the commissioned distributor and agent contracts discussed above and a $5.0 million decrease in snowthrower sales in 2000 as compared to 1999 accounted for decreased sales year-to-date.

GROSS PROFIT. Gross profit for the three months ended June 30, 2000 was $18.1 million as compared to $20.4 million for the same period in 1999. The lower gross profit was due to lower sales noted above.

Gross profit for the six months ended June 30, 2000 was $35.6 million as compared to $40.5 million for the same period in 1999. The lower gross profit was due to lower sales noted above.

OPERATING INCOME. Operating income for the three months ended June 30, 2000 was $3.4 million as compared to $7.3 million for the same period in 1999. The decrease in operating income was due principally to lower sales as noted above. In addition, 1999 operating income included the reversal of a legal liability accrual of $2.4 million as a result of the settlement of certain legal matters.

For the six months ended June 30, 2000 operating income was $7.5 million as compared to $10.7 million for the same period in 1999. Operating income decreases were due to lower sales as noted above and, in addition, the effect on 1999 operating income of the settlement of certain legal matters referred to above.

In connection with Snapper's decision not to extend the existing sales contracts to certain commissioned distributors and commissioned agents, Snapper has incurred approximately $645,000 in costs. Snapper anticipates incurring an additional $2.6 million of costs to complete this program, which should be completed prior to December 31, 2000.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ------------------------------   ------------------------------
                                               2000       1999     % CHANGE     2000       1999     % CHANGE
                                             --------   --------   --------   --------   --------   --------
Operating loss.............................  $(1,706)   $(1,576)      8%      $(3,057)   $(2,933)      4%

OPERATING LOSS. For the three and six months ended June 30, 2000 and 1999, Corporate Headquarters had general and administrative expenses of approximately $1.7 million and $3.1 million, and $1.6 million and $2.9 million, respectively. Corporate headquarters includes general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and six months ended June 30, 2000 and 1999 (in thousands):

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         ------------------------------   ------------------------------
                                           2000       1999     % CHANGE     2000       1999     % CHANGE
                                         --------   --------   --------   --------   --------   --------
Interest expense.......................  $ (8,092)  $ (3,523)    130 %    $(16,020)  $ (6,929)    131 %
Interest income........................  $    632   $  2,546     (75)%    $  1,523   $  4,246     (64)%
Gain on settlement of option...........  $     --   $     --     N/M      $  2,500   $     --     N/M
Income tax expense.....................  $ (2,103)  $   (111)    N/M      $ (4,611)  $   (205)    N/M
Net loss...............................  $(16,602)  $(11,607)     43 %    $(33,133)  $(22,877)     45 %

INTEREST EXPENSE. Interest expense increased $4.6 million to $8.1 million, and $9.1 million to $16.0 million, for the three and six months ended June 30, 2000, respectively, when compared to 1999. The increase in interest was principally due to the $4.7 million and $9.2 million, respectively, of amortization of debt discount on the Company's 10 1/2% senior discount notes for the three and six months ended June 30, 2000.

INTEREST INCOME. Interest income decreased $1.9 million to $632,000 for the three months ended June 30, 2000 when compared to 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company.

Interest income decreased $2.7 million to $1.5 million for the six months ended June 30, 2000, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

INCOME TAX EXPENSE. For the three and six months ended June 30, 2000 and 1999, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $5.2 million and $4.0 million, $10.1 million and $7.9 million, respectively. The income tax benefit in 2000 and 1999 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2000 is principally from income taxes on the Company's PeterStar operations. The income tax expense in 1999 reflects foreign taxes in excess of the federal credit.

NET LOSS INCLUDING GAIN ON SETTLEMENT OF OPTION.  Net loss increased to
$16.6 million for the three months ended June 30, 2000 from $11.6 million for the three months ended June 30, 1999. The increase in the net loss is principally from increased amortization of goodwill and licenses attributable to the acquisition of PLD Telekom, the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, the increase in interest expense of $4.6 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $2.0 million partially offset by the improvement in the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and the net gain from the change in estimate on the asset impairment of the Communications Group's operations in China.

Net loss increased to $33.1 million for the six months ended June 30, 2000 from $22.9 million for the six months ended June 30, 1999. The increase in the net loss is principally from increased amortization of goodwill and licenses attributable to the acquisition of PLD Telekom, the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) operations in Eastern Europe and the republics of the former Soviet Union, the increase in interest expense of $9.2 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $4.4 million. The increase in the current period was partially offset by the improvement in the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union, the net gain from the change in estimate in the asset impairment of the Communications Group's operation in China of $4.0 million and a gain of $2.5 million which represents the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with various telecommunications interests in northwest Russia.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OVERVIEW. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand and the receipt of funds from Metromedia China will be sufficient to fund the Company's working capital requirements for the near-term.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Each of the Communications Group's joint ventures operates or invests in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company, receipt of funds from Metromedia China, and if necessary, selective disposition of assets and on the ability of the Communications Group's joint ventures to generate positive cash flows.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted debt repayments, to the Company.

The Company will also be required to pay interest on the 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The Company expects to generate consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through June 15, 2000, the Company has paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock, subject to adjustment under certain conditions.

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control, as defined in the certificate of designation of the preferred stock, each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date, as defined in the certificate of designation, and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

SENIOR DISCOUNT NOTES. In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") to the holders of PLD Telekom's then outstanding 14% senior discount notes due 2004 and 9% convertible subordinated notes due 2006 pursuant to an agreement to exchange and consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders. The terms of the Senior Discount Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association, as Trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and will accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes will not accrue cash interest before March 30, 2002. After this date, the Senior Discount Notes will pay interest at the rate of 10 1/2% per year, payable semi-annually in cash and in arrears to the holders of record on March 15 or September 15 immediately preceding the interest payment date on March 30 and September 30 of each year, commencing September 30, 2002. The interest on the Senior Discount Notes will be computed on the basis of a 360-day year comprised of twelve months.

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

TRAVELERS. Also at completion of the Company's acquisition of PLD Telekom, PLD Telekom paid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom has agreed to repay Travelers the remaining $4.9 million due under the Old Travelers Agreement on August 30, 2000 and to pay interest on the outstanding amount at a rate of 10 1/2%. In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price to be determined in December 2000 that will be between $10.00 and $15.00 per share. However, if the amount outstanding under the New Travelers Agreement has not been fully repaid by August 30, 2000, the exercise price of the warrants will be reset to $.01 per share. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement is guaranteed by the Company and certain subsidiaries of PLD Telekom.

COMSTAR. As part of the Communications Group's strategy to further develop its fixed telephony business, in June 2000 it entered into an agreement with Marconi Communications Limited of the U.K. to acquire Marconi's 50% ownership position in Comstar, the third largest digital overlay operator in Moscow. The Company has agreed to pay $60.0 million for the 50% interest in Comstar. The parties expect the transaction to close in the fall of 2000. Comstar is a 50/50 joint venture with the Moscow City

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Telephone Network ("MGTS"). It has a 756 mile optical fiber network throughout Moscow City. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network of
4.5 million customers. Comstar has a well-established platform that facilitates all types of IP services through a Central Internet Service Node based on Marconi technology. This platform will enable Comstar to develop VoIP services, point-to-point data communications, frame relay, ATM and a total package of ISP services.

The acquisition of the Comstar interest is expected to give the Communications Group a significant presence in the Moscow market, which remains the most important in Russia, and complements its position in Russia's second largest city, St. Petersburg, through its majority owned interests in PeterStar and its wholly owned interest in Baltic Communications Limited.

Completion of the transaction is conditioned upon a number of matters, including the receipt of customary Russian regulatory approvals and obtaining financing for the transaction. In addition, the transfer of the Comstar shares by Marconi to the Communications Group requires the waiver of pre-emption rights by MGTS, the other 50% shareholder in Comstar. The agreement with Marconi required the Communications Group to place $3.0 million in escrow, pending closing of the transaction. In the event that the acquisition is not completed by November 30, 2000, Marconi has the right to terminate the Purchase Agreement and, in certain circumstances, retain the escrowed funds. In addition, if the transaction has not been completed by August 31, 2000, the purchase price is subject to escalation, with the additional amount not exceeding approximately
$1.2 million.

TELECOMINVEST. In September and October 1999, PLD Telekom entered into certain option agreements (subsequently assigned to the Company) with Commerzbank AG and First National Holding S.A. which owns the majority of the ordinary shares of OAO Telecominvest, a Russian company with interests in a wide range of telecommunications companies in St. Petersburg and Northwestern Russia, and which is PLD Telekom's joint venture partner in its subsidiary PeterStar. The aggregate consideration for the options was $8.5 million. The options gave the Company the right to participate in a planned private placement by First National Holding by acquiring, for nominal value, that number of shares equal to $8.5 million divided by 80% of the issuance price in the placement or, if the placement was not completed on or before December 31, 1999 (extended by amendment to January 31, 2000), to acquire up to 16% of First National Holding for additional consideration of approximately $8.5 million. In resolution of disputes regarding the parties' rights under those agreements, on March 30, 2000, First National Holding paid the Company $11.0 million in full settlement of the Company's and PLD Telekom's rights under the option agreements.

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

Until the Communications Group's operations generate positive cash flow, the Communications Group will require significant capital to fund its operations, and to make capital contributions and loans to its

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) joint ventures. The Communications Group relies on the Company to provide the financing for these activities. The Company believes that as more of the Communications Group's joint ventures commence operations and reduce their dependence on the Communications Group for funding, the Communications Group will be able to finance its own operations and commitments from its operating cash flow and will be able to attract its own financing from third parties. There can be no assurance, however, that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group may continue to depend upon the Company for its financing needs.

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 2000, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $234.0 million, of which $46.4 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

The Communications Group's consolidated and unconsolidated joint ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses.

FORMER PLD BUSINESSES. PLD Telekom's operating businesses have become largely self-sustaining, and while they continue to have on-going capital requirements associated with the development of their businesses, they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is PLD Telekom specifically obligated to provide capital to its operating businesses as all past obligations have been met.

As a result of the acquisition of PLD Telekom by the Company, the majority of PLD Telekom's commitments at the holding company level have been satisfied or assumed by the Company, such that the $4.9 million due to Travelers on August 30, 2000, as described above is the only material obligation to be satisfied during 2000.

BALTCOM GSM. In June 1997, the Communications Group's Latvian GSM Joint Venture, Baltcom GSM, entered into certain agreements with the European Bank for Reconstruction and Development pursuant to which the European Bank for Reconstruction and Development agreed to lend up to $23.0 million to Baltcom GSM in order to finance its system buildout and operations. Baltcom GSM's ability to borrow under these agreements is conditioned upon reaching certain gross revenue targets. The loan has an interest rate equal to the 3-month London interbank offered rate or LIBOR plus 4% per annum, with interest payable quarterly. The principal amount must be repaid in installments

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) starting in March 2002 with final maturity in December 2006. The shareholders of Baltcom GSM were required to provide $20.0 million to Baltcom GSM as a condition precedent to European Bank for Reconstruction and Development funding the loan. In addition, the Communications Group and Western Wireless agreed to provide or cause one of the shareholders of Baltcom GSM to provide an additional
$7.0 million in funding to Baltcom GSM if requested by European Bank for Reconstruction and Development which amount has been provided. In August 1998, the European Bank for Reconstruction and Development and Baltcom GSM amended their loan agreement in order to provide Baltcom GSM the right to finance the purchase of up to $3.5 million in additional equipment from Nortel. As part of such amendment, the Communications Group and Western Wireless agreed to provide Baltcom GSM the funds needed to repay Nortel, if necessary, and to provide Baltcom GSM debt service support for the loan agreement with the European Bank for Reconstruction Development in an amount not to exceed the greater of $3.5 million or the aggregate of the additional equipment purchased from Nortel plus interest payable on the financing.

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

AZERBAIJAN. As of August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the acquisition of equipment and operational expenses subject to its concurrence with Caspian American's business plans. The Communications Group was obligated to contribute approximately $5.0 million in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) equity to Omni-Metromedia and to lend up to $36.5 million subject to its concurrence with Caspian American's business plan.

As part of the original transaction, the Communications Group sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

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

In January 1999, Caspian American entered into an equipment purchase agreement with Innowave Tadiran Telecommunications Wireless Systems, Ltd. to purchase wireless local loop telecommunications equipment. In connection with such agreement, the Communications Group provided Innowave Tadiran a payment guarantee of $2.0 million, which was paid during 1999.

As part of its ongoing strategic review, in late 1999 the Company reevaluated the operations of Caspian American in order to ascertain the requirement to account for impairment losses. In view of the limited number of potential customers in the region in which the business operates and limited potential for growth, it was determined that an impairment loss of $9.9 million was required in 1999 relating to the Company's investment in Caspian American. The venture has developed a revised operating plan to stabilize its operations and minimize future funding requirements until potential restructuring options have been fully explored.

TYUMENRUSKOM. As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has made a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Following a reevaluation of the venture's operations as part of the Company's ongoing strategic reviews, in 1999, $3.8 million of the Company's investment in this venture was recorded as an impairment charge in view of its low profitability and limited potential for improvement.

INTERNET SERVICES

The Communications Group is actively seeking to develop internet services and in June 2000 the Company's venture in Romania acquired a 70% ownership position in FX Internet, a leading ISP, web hosting and domain registration service in Romania. FX Internet provides dial-up, leased line and wireless internet access services in Romania with 9,100 active subscribers, offering internet connectivity to customers in four districts, reaching a total population of approximately five million. The Communications Group paid $2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network to eight additional regions before year-end to bring its total serviceable population to over eight million.

FX Internet, working in combination with Romsat TV, will enable MITI ventures to offer bundled TV and internet services to Romsat TV's approximately 100,000 existing customers with competitive advantages, such as tiers of service and discounts, that other operators in the Romanian market are currently unable to duplicate. The transaction is part of the Communications Group's convergence strategy and is expected to enhance the value of Romsat TV by allowing it to bundle services and facilitate internet and portal development in Romania.

PORTAL DEVELOPMENT

During the quarter ended June 30, 2000, the Communications Group commenced the roll out of two national language portal websites affiliated with its radio stations in Estonia and Hungary. Over the next twelve months, the Communications Group expects to rollout additional national language portal websites in Russia, Latvia and the Czech Republic, and using the marketing power of its eighteen radio stations in Eastern Europe and the republics of the former Soviet Union to create the first transnational network of consumer-oriented entertainment portals in this part of the world. In addition, the Company is working to develop a full range of internet service offerings related to all of the Company's assets in Eastern Europe and the republics of the former Soviet Union.

The portal UunoWeb features all the functionalities of a general portal site including real time local and international news, search engines, classified and personal sections, TV and radio schedule information, SMS- short message service, forums and chat rooms. Users can access real time information about the song playing on the appropriate MITI radio station, including information on the artist, engage in voting and polling, and purchase CDs on-line. Users have the ability to listen to the latest newscast, updated every half hour. This service will be extended to provide mobile users the ability to access this information and more, using WAP (wireless access protocol) services.

The portal also contains banner ads and a full database of current advertisers, including product mini websites and product commercials, offered through UunoWeb's proprietary software, the rights to which are controlled by the Communications Group. This proprietary software, the only one of its kind in use in Eastern Europe, will form the basis of the development and rollout of the Communications Group's portal network. In addition, UunoWeb has peering agreements with other sites such as Yahoo, AltaVista and Rolling Stone, enabling the portal to generate revenues each time these sites are accessed via the portal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
CARDLINK

The Communications Group is continuing the development of its Cardlink business, which utilizes proprietary wireless technology owned by the Communications Group and is targeted initially at the processing and management of wireless electronic payment transactions. Cardlink ZAO, in which the Communications Group has a 84.5% interest, is introducing this technology in Moscow, but it has potential application in other regions of Russia and Eastern and Central Europe. Cardlink has entered into agreements with several Russian banks for the processing of card transactions, and the card processing network commenced operations in June 2000, processing point of sale transactions for a Russian Bank.

Although initially targeted as wireless card verification transactions with banks and credit card issuers, the Cardlink technology can be applied to developing and implementing other wireless data communication network infrastructures where conventional telephone networks are either non-existent or poor in terms of coverage and availability. Cardlink has also recently entered into an agreement in the United Kingdom to utilize the Cardlink technology in the recharge of prepaid mobile phones and is exploring the commercial development of other applications using this technology.

COMMUNICATIONS GROUP--CHINA

During 1997 and 1998, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. All four of these ventures prematurely terminated operations by order of the Chinese government in late 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million (based on the June 30, 2000 estimates and exchange rate) in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received $77.5 million of this estimated total distribution as of June 30, 2000. As of June 30, 2000, all Company advances to the four joint ventures have been repaid plus accrued interest thereon and the balance of investments in these joint ventures, exclusive of $15.2 million in goodwill, was approximately $1.9 million. As of June 30, 2000, Sichuan JV and Chongqing JV have been fully dissolved and all previously agreed upon distributions were made to the Company in full. Ningbo JV and Ningbo JV II are expected to complete their formal dissolution proceedings with the Chinese government prior to September 2000.

Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures as of June 30, 2000, the Company now estimates it will receive a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates. This currently estimated $94.7 million in total payments from the joint ventures is insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. The Company had recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill based on its then estimate of amounts to be recovered in dissolution of the ventures. With the $4.6 million increase in the estimated total dissolution proceeds to the Company, goodwill was increased by $4.0 million. The remaining goodwill amount at June 30, 2000 is $15.2 million.

Metromedia International Group and Metromedia International
Telecommunications, Inc. have made inter-company loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At June 30, 2000, Metromedia China owed $22.2 million under this credit agreement (including accrued interest).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
In May 1999, Metromedia China's wholly-owned subsidiary, Asian American Telecommunications, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company. This agreement was for the purpose of establishing Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop and provide technical services for the operation of electronic commerce computer information systems for China-based corporate clients. Also in May 1999, Huaxia JV entered into a 30-year computer information system and services contract with All Warehouse and its parent company, China Product Firm, that granted Huaxia JV exclusive rights to manage all of China Product Firm's electronic trading systems during the contract period. China Product Firm anticipated launching a commercial online trading service employing systems provided and operated by Huaxia JV. By agreement with All Warehouse and its parent, Huaxia JV's principal efforts were to be initially directed to e-commerce systems for use by China Product Firm and its affiliates and customers.

The terms under which Huaxia JV is licensed require a total amount to be invested in the joint venture of $25.0 million, of which $10.0 million must be in the form of registered capital contributions from its shareholders. At its formation, Asian American Telecommunications owned a 49% interest in Huaxia JV and would be obligated to make total registered capital contributions of $4.9 million over a three-year period. All Warehouse owned a 51% interest, obligating it to contribute $5.1 million. The remaining investment in Huaxia JV was to be in the form of up to $15.0 million of loans from Asian American Telecommunications. As of June 30, 2000, Asian American Telecommunications has made $980,000 of its scheduled registered capital investment.

Huaxia JV commenced trial operation of an e-commerce system with China Product Firm Corporation in late 1999. The Company considered this business activity to be "pre-operational" since its purpose was to test technical and operational aspects of Huaxia JV's intended computer services and to support China Product Firm Corporation's initial trial of commercial online trading services. The technical and operational trials continued successfully through May 2000, but China Product Firm Corporation proved unable to successfully launch its intended online trading service. Since launch of this anticipated trading service was the principal reason for All Warehouse's investment in Huaxia JV, All Warehouse proposed that its equity interest in Huaxia JV be substantially reduced and that Huaxia JV be relieved of further contractual obligations to serve All Warehouse's parent company China Product Firm. Negotiations to effect a change in equity structure of Huaxia JV were concluded in June and the Company anticipates that it will obtain a 98% ownership interest in Huaxia JV upon Chinese government approval of a revised JV contract. The Company's only material cost for its increased ownership position in Huaxia JV will be its larger obligation for future registered capital contribution. Huaxia JV's business mission remains unchanged, except that its initial software development and service efforts will no longer be principally restricted to China Product Firm. Huaxia JV is currently recruiting other China-based clients for its e-commerce support systems and the Company expects this joint venture to enter into commercial operations in the fourth quarter of 2000.

Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's earlier joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecom operations in China. The Communications Group believes that the Company's equity interest in Huaxia JV does not constitute foreign equity investment in telecommunications operations or any other line of business restricted under current Chinese regulations. Furthermore, the Company believes that the Chinese regulatory policy situation and prospects facing Huaxia JV are fundamentally different from the regulatory policy situation and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) prospects faced by the Communication Group's earlier joint telecommunications projects with China Unicom.

In May 2000, the Company made an offer to purchase Twin Poplars LLC. Twin Poplars owns a 90% ownership interest in and controls two sino-foreign joint ventures licensed in China to engage in information content provision for print publishers and the internet and internet-based online sales. As of June 30, 2000 the Company had loaned $150,000 to Twin Poplars against security a interest in its China joint venture. On July 24, 2000 the Company completed the acquisition of an 80% interest in Twin Poplars and obtained options to acquire the remaining 20%. The acquisition gives the Company 72% ownership in and control over two sino-foreign joint ventures. One provides original Chinese and English language information content to Chinese print publishers. This joint venture currently has contracts to provide editorial content and certain advertising-related services to the Chinese publisher of "City Weekend" magazine, an English language print publication targeted to the Beijing and Shanghai markets. It also provides content and distribution-related services to the Chinese publishers of several Chinese-language domestic travel and entertainment guides published in book format. The other joint venture supports a companion website to the print publications offering frequently updated content in an online browsing format accompanied by related online product sales offers. The purchase price, including advances to Twin Poplars, was $1.3 million.

The Communications Group is currently evaluating other investment opportunities in China's information industry sector. The Communications Group is actively negotiating e-commerce and internet ventures similar to the Huaxia JV and Twin Poplars joint ventures.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or the London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At June 30, 2000, Snapper was in compliance with all covenants under the loan and security agreement.

Snapper signed a $2.5 million term loan on June 1, 2000 with its lenders to fund additional capital expenditures, over and above the capital expenditures the Company is allowed to purchase under its Loan and Security Agreement. The loan will be funded on an as approved basis for up to 12 months after the effective date, and will be due in 20 consecutive quarterly installments beginning September 1, 2000, with the interest rate at prime plus .25%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

On March 24, 2000, Snapper's leased distribution facility in Greenville, Ohio was substantially damaged by fire. Snapper is adequately insured for the loss, and anticipates receiving approximately $1.9 million for inventory losses and expenses incurred related to the fire. The payment from the insurer is expected to be received in the third quarter of 2000.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 2000, noncancelable commitments under these agreements amounted to approximately $9.6 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory can not be sold to another dealer. At June 30, 2000, there was approximately $89.5 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement.

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

The Company held interests in four telecommunications joint ventures with China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibited direct foreign investment and operating participation in Chinese telephone companies, these ventures were structured as a "sino-sino-foreign joint venture cooperation", a structure commonly accepted at the time the ventures were formed. Subsequently, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Chinese government began reconsidering the advisability of continuing these arrangements, leading ultimately to the directive in 1999 to all participants in such arrangements, including the Company, that they should be terminated.

The Communications Group's Huaxia JV in China is established as a sino-foreign equity joint venture between Asian American Telecommunications and All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. Huaxia JV is licensed to develop and provide technical services for the operation of electronic commerce computer information systems for China-based corporate clients. Huaxia JV does not have any contractual relationship with China Unicom and is engaged in business fundamentally different from that of the Communications Group's earlier telecommunications joint ventures cooperating with China Unicom. Computer and software services, such as offered by the Huaxia JV, are subject to regulations different from those applied to telecommunications operations in China. The Communications Group believes that the Company's equity interest in Huaxia JV does not constitute foreign equity investment in telecommunications operations or any other line of business restricted under current Chinese regulations. Furthermore, the Company believes that the Chinese regulatory policy situation and prospects facing Huaxia JV are fundamentally different from the regulatory policy situation and prospects faced by the Communication Group's earlier joint telecommunications projects with China Unicom.

The investment in Twin Poplars entails certain risks resulting from regulatory uncertainty and the fact that certain necessary licenses, while applied for, have not yet been obtained. The Chinese regulatory regime is currently unclear as to the precise extent of the restrictions on foreign investment in the publishing and internet content provision industries. With respect to publishing, the Communications Group believes that Twin Poplars' information content joint venture cannot be deemed to be operating a publishing business, since it is merely providing content to Chinese publishers for fixed fees. With respect to internet content-related operations, given the lack of explicit regulations, the Communications Group may be required in the future to adjust the webhosting and internet content provision arrangements of Twin Poplars to comply with any new regulatory developments. Other transitional risks are that the publication for which content is currently primarily provided by Twin Poplars' joint venture is still in the process of obtaining relevant publishing and advertising licenses, and Twin Poplars' internet joint venture is still in the process of obtaining an online advertising license. Twin Poplars will not be entitled to legally receive certain revenues until such licenses are obtained.

MMG CONSOLIDATED

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the six months ended June 30, 2000 was $6.8 million, a decrease in cash used in operating activities of $2.6 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as depreciation, amortization, equity in income (losses) of investees, gain on settlement of option, amortization of interest, and income (loss) allocable to minority interests. Non-cash items increased $23.5 million from $9.9 million to $33.4 million for the six months ended June 30, 1999 and 2000, respectively. The increase relates principally to depreciation and amortization expenses. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the six months ended June 30, 2000 by $7.0 million and increased cash flows for the six months ended June 30, 1999 by $3.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities for the six months ended June 30, 2000 was $49.0 million as compared to cash used in investing activities was $11.6 million for the six months ended June 30, 1999. The principal sources of funds in 2000 are cash received of $11.0 million in connection with the settlement of an option agreement and distributions received from joint ventures of $51.8 million, primarily related to the liquidation of the telecommunications joint ventures in China. In 2000, the Company utilized $8.3 million in additions to property, plant and equipment and $2.7 million of funds for acquisitions. The principal uses of funds for the six months ended June 30, 1999 were investments in and advances to joint ventures of $12.7 million, advances to PLD Telekom under a bridge loan agreement of $3.0 million, acquisitions by the Communications Group of $1.2 million and additions to property, plant and equipment of $2.5 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $16.1 million and $14.7 million, for the six months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 the Company used $7.5 million to pay its preferred stock dividend, and there were $8.8 million of debt payments. Funds used in financing activities in 1999 were for the preferred stock dividend of $7.5 million and payments of Snapper's debt of $7.2 million.

NEW ACCOUNTING DISCLOSURES

ACCOUNTING FOR DERIVATIVES

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. Given the complexity of SFAS 133 and SFAS 138 and the continued uncertainty surrounding certain implementation issues, which has led to a Derivatives Implementation Group, the Company has not completed its evaluation of the impact of SFAS 133 and SFAS 138 on its consolidated financial position and results of operations.

ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB No. 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), an interpretation of APB Opinion No. 25 "Accounting for Stock Issued to Employees". FIN 44 is effective July 1, 2000.

Among other issues, FIN 44 clarifies (a) the definition of employee for the purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The guidance in FIN 44 is generally more stringent than existing practice and its application to accounting for stock options could generate compensation expense when none had been recognized prior to its issuance.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $19,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $44,000.

With the exception of certain vendor financing at the operating business level (approximately $6.8 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$5.9 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Stockholders held on May 17, 2000, the stockholders of the Company were asked to consider and vote on the following matters: (i) the election of three members to the Company's Board of Directors to serve as Class II Directors for three year terms ending in the year 2003;
(ii) the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2000; and (iii) a proposal submitted by a stockholder of the Company to amend the Company's certificate of incorporation to allow stockholders of the Company to take action by written consent and to call special meetings (the "Stockholder Proposal").

At such meeting, a majority of the Company's stockholders voted to approve the election of James R. S. Hatt, I. Martin Pompadur and Leonard White as Class II Directors for three year terms ending in the year 2003 and the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2000. A majority of the stockholders did not approve the Stockholder Proposal.

The following is a summary of the voting results with respect to each of the proposals:

                               PROPOSAL                            VOTES FOR     WITHELD
     ------------------------------------------------------------  ----------   ---------
1.   The Election of Class II Directors
     Name

     James R. S. Hatt............................................  62,038,399   7,545,472
     I. Martin Pompadur..........................................  62,425,739   7,158,132
     Leonard White...............................................  62,119,731   7,464,140

                                            VOTES FOR     AGAINST     ABSTAIN    BROKER NON-VOTES
                                            ----------   ----------   --------   -----------------
2.   Ratification of the Appointment of     69,330,799      167,776    85,296         -0-
       Independent Accountants............
3.   The Stockholder Proposal.............  18,833,782   26,098,709   392,136       24,259,244

No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the second quarter of the year ending December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Dated: August 10, 2000