Form 10-Q
period 2000-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2000-11-13
CIK 39547

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

     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                         ------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2)W HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 2000 WAS 94,034,947.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     30

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     73

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     75

Item 3. Defaults Upon Senior Securities.....................     78

Item 6. Exhibits and Reports on Form 8-K....................     78

Signature...................................................     79

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues:
  Communications Group...............................   $ 35,469   $  5,945   $ 99,170   $ 19,374
  Snapper............................................     33,989     46,989    136,519    166,207
                                                        --------   --------   --------   --------
                                                          69,458     52,934    235,689    185,581
Cost and expenses:
  Cost of sales and operating expenses --
    Communications Group.............................      9,221        317     25,597      1,214
  Cost of sales -- Snapper...........................     24,930     33,652     91,845    112,327
  Selling, general and administrative................     34,918     30,461    107,504     91,063
  Depreciation and amortization......................     18,075     57,971     50,341     66,558
  Reduction in estimate of restructuring and asset
    impairment charges...............................       (703)        --     (4,901)        --
                                                        --------   --------   --------   --------
Operating loss.......................................    (16,983)   (69,467)   (34,697)   (85,581)

Other income (expense):
  Interest expense...................................     (7,279)    (2,792)   (23,299)    (9,721)
  Interest income....................................      1,502      1,852      3,025      6,098
  Equity in income (losses) of unconsolidated
    investees........................................        197       (909)     2,341     (6,842)
  Gain on settlement of option.......................         --         --      2,500         --
  Gain (loss) on disposition of businesses...........      2,752     (1,200)     2,752     (1,200)
  Foreign currency gain (loss).......................         16     (1,260)        57     (4,054)
                                                        --------   --------   --------   --------
Loss before income tax expense, minority interest and
  discontinued operations............................    (19,795)   (73,776)   (47,321)  (101,300)
Income tax expense...................................     (2,341)      (153)    (6,952)      (358)
Minority interest....................................        (67)    22,382     (1,063)    27,234
                                                        --------   --------   --------   --------
Loss from continuing operations......................    (22,203)   (51,547)   (55,336)   (74,424)
Discontinued operations:
  Loss on disposition................................         --    (12,776)        --    (12,776)
                                                        --------   --------   --------   --------
Net loss.............................................    (22,203)   (64,323)   (55,336)   (87,200)
Cumulative convertible preferred stock dividend
  requirement........................................     (3,752)    (3,752)   (11,256)   (11,256)
                                                        --------   --------   --------   --------
Net loss attributable to common stockholders.........   $(25,955)  $(68,075)  $(66,592)  $(98,456)
                                                        ========   ========   ========   ========
Weighted average number of common shares -- Basic....     94,035     69,172     93,959     69,149
                                                        ========   ========   ========   ========
Loss per share attributable to common stockholders --
  Basic:
  Continuing operations..............................   $  (0.28)  $  (0.80)  $  (0.71)  $  (1.24)
  Discontinued operations............................   $     --   $  (0.18)  $     --   $  (0.18)
  Net loss...........................................   $  (0.28)  $  (0.98)  $  (0.71)  $  (1.42)
                                                        ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $    80,980      $    50,985
  Accounts receivable:
    Communications Group, net...............................        23,255           20,682
    Snapper, net............................................        19,281           26,898
    Other, net..............................................           395              265
  Inventories...............................................        52,461           55,209
  Other assets..............................................        22,822           20,650
                                                               -----------      -----------
      Total current assets..................................       199,194          174,689
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................        77,396           78,067
  China.....................................................            --           40,982
Property, plant and equipment, net of accumulated
  depreciation..............................................       183,786          191,018
Intangible assets, less accumulated amortization............       231,632          274,025
Other assets................................................         5,018           18,073
                                                               -----------      -----------
      Total assets..........................................   $   697,026      $   776,854
                                                               ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $    28,901      $    38,808
  Accrued expenses..........................................        85,864           85,527
  Current portion of long-term debt.........................        36,098           11,383
                                                               -----------      -----------
      Total current liabilities.............................       150,863          135,718
Long-term debt..............................................       183,698          212,569
Other long-term liabilities.................................        15,243           13,758
                                                               -----------      -----------
      Total liabilities.....................................       349,804          362,045
                                                               -----------      -----------
Minority interest...........................................        29,301           29,874
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock                    207,000          207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,034,947 and 93,284,589
    shares at September 30, 2000 and December 31, 1999,
    respectively............................................        94,035           93,285
  Paid-in surplus...........................................     1,102,769        1,102,308
  Accumulated deficit.......................................    (1,080,876)      (1,014,284)
  Accumulated other comprehensive loss......................        (5,007)          (3,374)
                                                               -----------      -----------
      Total stockholders' equity............................       317,921          384,935
                                                               -----------      -----------
      Total liabilities and stockholders' equity............   $   697,026      $   776,854
                                                               ===========      ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(55,336)  $(87,200)
Items not requiring cash outlays:
  Loss on disposition of discontinued operations............        --     12,776
  Equity in (income) losses of unconsolidated investees.....    (2,341)     6,842
  Depreciation and amortization.............................    50,341     66,558
  Reduction in estimate of restructuring and asset
    impairment charge.......................................    (4,901)        --
  Amortization of debt discount.............................    13,926         --
  Gain on settlement of option..............................    (2,500)        --
  (Gain) loss on disposition of businesses..................    (2,752)     1,200
  Minority interest.........................................     1,063    (27,234)
  Other.....................................................    (1,676)       283
Changes in:
  Accounts receivable.......................................     4,355     17,510
  Inventories...............................................     2,748     14,844
  Other assets and liabilities..............................     3,643     (2,611)
  Accounts payable and accrued expenses.....................    (6,875)   (16,704)
  Other operating activities, net...........................        --      1,696
                                                              --------   --------
    Cash used in operating activities.......................      (305)   (12,040)
                                                              --------   --------
Investing activities:
  Investments in and advances to joint ventures.............    (3,457)   (14,467)
  Distributions from joint ventures.........................    71,965      8,354
  Cash paid in acquisition of PLD Telekom, net..............        --    (19,622)
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................    (5,377)    (1,435)
  Additions to property, plant and equipment................   (15,723)    (4,284)
  Proceeds from sale of businesses..........................       400         --
  Cash received in settlement of option.....................    11,000         --
  Other investing activities, net...........................        --     (5,500)
                                                              --------   --------
    Cash provided by (used in) investing activities.........    58,808    (36,954)
                                                              --------   --------
Financing activities:
  Proceeds from long-term debt..............................       746         --
  Payments on notes and subordinated debt...................   (18,194)   (15,423)
  Proceeds from issuance of common stock related to
    incentive plans.........................................     1,211         99
  Preferred stock dividends paid............................   (11,256)   (11,256)
  Dividends paid to minority interest in PeterStar..........    (1,015)        --
                                                              --------   --------
    Cash used in financing activities.......................   (28,508)   (26,580)
                                                              --------   --------
  Net increase (decrease) in cash and cash equivalents......    29,995    (75,574)
  Cash and cash equivalents at beginning of period..........    50,985    137,625
                                                              --------   --------
  Cash and cash equivalents at end of period................  $ 80,980   $ 62,051
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                    7 1/4% CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                                   --------------------   ---------------------                                  OTHER
                                   NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT         LOSS
                                   ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31, 1998......  4,140,000   $207,000   69,118,841   $69,119    $1,012,794   $ (857,293)      $(6,080)

Net loss.........................        --          --           --        --            --      (87,200)           --

Other comprehensive income,
  net of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --         1,634

Total comprehensive loss.........

Issuance of stock and valuation
  of stock options and warrants
  related to the acquisition of
  PLD Telekom Inc................        --          --   24,107,449    24,107        89,254           --            --

Issuance of stock and stock
  options related to incentive
  and other plans................        --          --       56,413        57           252           --            --

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --      (11,256)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, September 30, 1999.....  4,140,000   $207,000   93,282,703   $93,283    $1,102,300   $ (955,749)      $(4,446)
                                   =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31, 1999......  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)

Net loss.........................        --          --           --        --            --      (55,336)           --

Other comprehensive income,
  net of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --        (1,244)

Minimum pension liability........        --          --           --        --            --           --          (389)

Total comprehensive loss.........

Issuance of stock related to
  incentive plans................        --          --      750,358       750           461           --            --

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --      (11,256)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, September 30, 2000.....  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,080,876)     $(5,007)
                                   =========   ========   ==========   =======    ==========   ===========      =======


                                       TOTAL
                                   COMPREHENSIVE
                                       LOSS
                                   -------------
Balances, December 31, 1998......    $     --
Net loss.........................     (87,200)
Other comprehensive income,
  net of tax:
Foreign currency translation
  adjustments....................       1,634
                                     --------
Total comprehensive loss.........    $(85,566)
                                     ========
Issuance of stock and valuation
  of stock options and warrants
  related to the acquisition of
  PLD Telekom Inc................
Issuance of stock and stock
  options related to incentive
  and other plans................
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, September 30, 1999.....
Balances, December 31, 1999......    $     --
Net loss.........................     (55,336)
Other comprehensive income,
  net of tax:
Foreign currency translation
  adjustments....................      (1,244)
Minimum pension liability........        (389)
                                     --------
Total comprehensive loss.........    $(56,969)
                                     ========
Issuance of stock related to
  incentive plans................
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, September 30, 2000.....

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI"), Snapper Inc. ("Snapper") and as of September 30, 1999, PLD
Telekom Inc. ("PLD Telekom"). PLD Telekom, MITI and its majority owned subsidiary, Metromedia China Corporation, are collectively known as the "Communications Group". PLD Telekom has been included in the Company's results of operations since September 30, 1999. All significant intercompany transactions and accounts have been eliminated.

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures."

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom report their financial results on a three-month lag. Therefore, the Communications Group's financial results for September 30 include the financial results for those joint ventures for the three and nine months ending June 30. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses for the purpose of presenting the Company's results of operations on a more timely basis.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2000 and 1999, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the near term.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) hand. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of its wholly owned subsidiary, Snapper, which manufactures and sells lawn and garden equipment. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

The Company will also be required to pay interest on its 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures or subsidiaries. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $234.0 million in funding of which $47.3 million in funding obligations remain at September 30, 2000. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
COMSTAR

As part of the Communications Group's strategy to develop further its fixed telephony business, in June 2000 it entered into an agreement with Marconi Communications Limited of the U.K. to acquire Marconi's 50% ownership position in Comstar, a digital overlay operator with an optical fiber network throughout Moscow. The Company has agreed to pay $60.0 million for the 50% interest in Comstar. The parties expect the transaction to close in 2000, following the completion of due diligence and the resolution of any issues arising from that process. Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). This network supports local, national and international data and telephony services and is interconnected into MGTS' public network. Comstar facilitates all types of IP services through a Central Internet Service Node.

Under the agreement with Marconi, the Communications Group placed $3.0 million in escrow, pending closing of the transaction. In the event that the acquisition is not completed by November 30, 2000, Marconi has the right to terminate the Purchase Agreement and, in certain circumstances, retain the escrowed funds. In addition, the purchase price is subject to escalation in certain circumstances, with the additional amount not exceeding approximately $1.2 million.

INTERNET SERVICES

The Communications Group is actively seeking to develop internet services and in June 2000 the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, an ISP, web hosting and domain registration service in Romania. FX Internet provides dial-up, leased line and wireless internet access services in Romania with 9,100 active subscribers, offering internet connectivity to customers in four districts, reaching a total population of approximately five million. The Communications Group paid
$2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network to eight additional regions before year-end to bring its total serviceable population to over eight million.

FX Internet, working in combination with Romsat TV, will enable MITI ventures to offer bundled TV and internet services to Romsat TV's approximately 100,000 existing customers.

SALE OF BALTCOM GSM

In October 2000 the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The Communications Group's sale of its interest in Baltcom GSM was part of a sale by all of the selling shareholders of their stakes to Tele2. The sale agreement contained customary representations and warranties for the selling shareholders, including the Communications Group, and indemnification provisions for the benefit of the buyer from the selling shareholders.

The Communications Group expects to report the after tax gain on this disposal, approximately $50 million, in the final quarter of 2000. Taxes payable on the gain are expected to be negligible.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to September 30, 2000 (in thousands):

                            RESTRUCTURING              DECEMBER 31,                            SEPTEMBER 30,
TYPE OF COST                    COST        PAYMENTS       1999       PAYMENTS   ADJUSTMENTS       2000
------------                -------------   --------   ------------   --------   -----------   -------------
Employee separations......     $6,175        $(303)       $5,872      $(3,959)      $(676)        $1,237
Facility closings.........      1,456           --         1,456         (912)       (147)           397
                               ------        -----        ------      -------       -----         ------
                                7,631        $(303)       $7,328      $(4,871)      $(823)        $1,634
                                             =====        ======      =======       =====         ======
Write off of fixed
  assets..................        800
                               ------
                               $8,431
                               ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including some pre-operational businesses) in its portfolio did not meet certain of the business objectives identified in the strategic review, such as the Company's ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. The Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

At September 30, 2000 and December 31, 1999, unconsolidated investments in joint ventures in Eastern Europe and the republics of the former Soviet Union of the Communications Group, including PLD

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Telekom, at cost, net of adjustments for its equity in earnings or losses, write downs, and distributions were as follows (in thousands):

                                                                                          YEAR
                                                                                       OPERATIONS
NAME                                                 2000      1999     OWNERSHIP %   COMMENCED (1)
----                                               --------   -------   -----------   -------------
WIRELESS TELEPHONY
Baltcom GSM, Latvia (2)..........................  $ 8,425    $ 8,348         22%         1997
Magticom, Georgia................................   17,872     11,110         35%         1997
Tyumenruskom, Russia (3).........................     (273)       575         46%         1999
BELCEL, Belarus..................................      959      1,088         50%         1999
                                                   -------    -------
                                                    26,983     21,121
                                                   -------    -------
FIXED TELEPHONY
Instaphone, Kazakhstan...........................      176        (68)        50%         1998
Caspian American Telecom, Azerbaijan (3).........    1,277      3,206         37%         1999
MTR-Sviaz, Russia................................    5,677      5,620         49%         1999
Telecom Georgia, Georgia.........................    3,577      4,018         30%         1994
                                                   -------    -------
                                                    10,707     12,776
                                                   -------    -------
CABLE TELEVISION
Kosmos TV, Moscow, Russia........................    4,075      1,547         50%         1992
Baltcom TV, Riga, Latvia.........................    4,824      5,285         50%         1992
Ayety TV, Tbilisi, Georgia (4)...................    3,230      2,194         49%         1993
Kamalak TV, Tashkent, Uzbekistan.................    3,097      3,329         50%         1993
Sun TV, Chisinau, Moldova (5)....................    2,984      3,941         50%         1994
Cosmos TV, Minsk, Belarus........................    2,035      2,783         50%         1996
Alma TV, Almaty, Kazakhstan......................    6,656      7,549         50%         1995
Teleplus, St. Petersburg, Russia (3).............      (74)        --         45%         1998
                                                   -------    -------
                                                    26,827     26,628
                                                   -------    -------
PAGING
Baltcom Plus, Latvia (3).........................       --         --         50%         1995
Paging One, Georgia (3)..........................       --         --         45%         1994
Raduga Poisk, Nizhny Novgorod, Russia (3)........       --         --         45%         1994
PT Page, St. Petersburg, Russia (3)..............       --         --         40%         1995
Paging Ajara, Batumi, Georgia (3)................       --         --         35%         1997
Kazpage, Kazakhstan (3)..........................       --         --      26-41%         1997
Alma Page, Almaty, Kazakhstan (3)................       --         --         50%         1995
Kamalak Paging, Tashkent, Uzbekistan.............    1,259      1,884         50%         1993
Mobile Telecom, Russia (6).......................    5,696      6,711         50%         1998
                                                   -------    -------
                                                     6,955      8,595
                                                   -------    -------
RADIO BROADCASTING
Radio Nika, Socci, Russia (7)....................       --        287         51%         1995
AS Trio LSL, Estonia.............................    1,119      1,514         49%         1997
                                                   -------    -------
                                                     1,119      1,801
                                                   -------    -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                          YEAR
                                                                                       OPERATIONS
NAME                                                 2000      1999     OWNERSHIP %   COMMENCED (1)
----                                               --------   -------   -----------   -------------
PRE-OPERATIONAL (8)
Telephony related ventures and equipment.........      974        954
Other............................................    3,831      6,192
                                                   -------    -------
                                                     4,805      7,146
                                                   -------    -------
Total............................................  $77,396    $78,067
                                                   =======    =======

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) At December 31, 1999, the results of Baltcom GSM were taken off the three-month lag. Accordingly, amounts reported above reflect results for the nine months ended September 30, 2000 and June 30, 1999. The Communications Group's interest in the venture was sold in October 2000.

(3) Investment balance reflects write down of investment.

(4) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 76%. The results of this venture will be consolidated in the fourth quarter of 2000.

(5) The Communications Group is currently negotiating to increase its ownership in Sun TV to 65%.

(6) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not yet made any earnout payments, based on the operational results of the ventures. Approximately $7.0 million of the purchase price was allocated to goodwill.

(7) The Communications Group's interest in Radio Nika was sold in second quarter of 2000.

(8) At September 30, 2000 and December 31, 1999, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of September 30, 2000 and December 31, 1999, and combined statement of operations financial information for the nine months ended September 30, 2000 and 1999 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                      SEPTEMBER 30,    DECEMBER 31,
                                                           2000            1999
                                                      --------------   -------------
Assets:
  Current assets....................................     $ 31,030        $ 37,611
  Investments in systems and equipment..............      135,502         131,592
  Other assets......................................        4,210           5,642
                                                         --------        --------
    Total assets....................................     $170,742        $174,845
                                                         ========        ========
Liabilities and Joint Ventures' Deficit:
  Current liabilities...............................     $ 49,049        $ 46,160
  Amounts payable under credit facilities...........      135,780          98,540
  Other long-term liabilities.......................       44,730          79,053
                                                         --------        --------
                                                          229,559         223,753
Joint ventures' deficit.............................      (58,817)        (48,908)
                                                         --------        --------
    Total liabilities and joint ventures' deficit...     $170,742        $174,845
                                                         ========        ========

COMBINED STATEMENTS OF OPERATIONS

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues................................................  $101,840   $ 76,311
Costs and Expenses:
  Cost of sales and operating expenses..................    28,640     18,459
  Selling, general and administrative...................    37,678     39,081
  Depreciation and amortization.........................    26,682     19,374
                                                          --------   --------
    Total expenses......................................    93,000     76,914
                                                          --------   --------
Operating income (loss).................................     8,840       (603)
Interest expense........................................   (14,577)   (12,134)
Other income............................................     1,380        203
Foreign currency transactions...........................    (2,062)    (2,978)
                                                          --------   --------
Net loss................................................  $ (6,419)  $(15,512)
                                                          ========   ========

For the nine months ended September 30, 2000 and 1999 the results of operations presented above are before the elimination of intercompany interest.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the three and nine months ended September 30, 2000 and 1999. For the three and nine months ended
September 30, 2000 and 1999 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $51,598     $20,738      $22,311       $1,312       $5,881    $101,840
Depreciation and amortization.............    14,251       4,676        7,100          126          529      26,682
Operating income (loss)...................    12,275      (1,956)        (433)        (224)        (822)      8,840
Interest expense..........................     7,513       2,295        4,578           38          153      14,577
Net income (loss).........................     7,228      (4,938)      (6,809)        (311)      (1,589)     (6,419)

Assets....................................   105,601      32,729       29,752          511        2,149     170,742
Capital expenditures......................    22,442       1,240        5,240           10          550      29,482

Net investment in joint ventures..........    26,983      10,707       26,827        1,119        6,955      72,591
Equity in income (losses) of
  unconsolidated investees................     8,999      (2,234)      (2,146)        (473)      (1,122)      3,024

                                                              NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $27,624     $17,563      $20,410       $1,795       $8,919    $76,311
Depreciation and amortization..............     9,981       2,086        6,700          190          417     19,374
Operating income (loss)....................      (579)       (544)         560           12          (52)      (603)
Interest income............................        19          --          224           --           --        243
Interest expense...........................     7,371         698        3,907           32          126     12,134
Net loss...................................    (6,474)     (4,817)      (3,741)          (8)        (472)   (15,512)

Assets.....................................    80,307      27,110       33,477        1,171        4,926    146,991
Capital expenditures.......................     4,470       7,184        6,083           39          358     18,134

Net investment in joint ventures...........    21,167      16,756       26,399        2,126        9,187     75,635
Equity in income (losses) of unconsolidated
  investees................................    (2,860)     (3,470)         199          (24)         (35)    (6,190)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                              THREE MONTHS ENDED SEPTEMBER 30, 2000
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $17,105     $6,495       $6,868         $463        $1,505    $32,436
Depreciation and amortization..............     5,308      1,689        2,255           26           180      9,458
Operating income (loss)....................     2,651       (342)      (1,123)         (34)          219      1,371
Interest income............................       550         --           --           --            --        550
Interest expense...........................     2,407      1,413        1,650           12            52      5,534
Net income (loss)..........................     2,477     (1,850)      (2,984)         (57)          (53)    (2,467)
Equity in income (losses) of unconsolidated
  investees................................     2,000       (276)      (1,334)         (47)           (1)       342

                                                              THREE MONTHS ENDED SEPTEMBER 30, 1999
                                             -----------------------------------------------------------------------
                                             WIRELESS      FIXED       CABLE         RADIO
                                             TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                             ---------   ---------   ----------   ------------   --------   --------
Revenues...................................   $9,704      $5,924       $6,783         $608        $2,387    $25,406
Depreciation and amortization..............    3,426       1,025          855           59           113      5,478
Operating income (loss)....................      294      (1,301)       1,791           30          (244)       570
Interest income............................       18          --           76           --            --         94
Interest expense...........................    2,782         526        1,346           10            46      4,710
Net income (loss)..........................     (995)     (2,164)         226           80          (272)    (3,125)
Equity in income (losses) of unconsolidated
  investees................................     (616)     (1,324)       1,436           56            44       (404)

PRO FORMA INFORMATION

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, net loss and loss per share from continuing operations attributable to common stockholders for the nine months ended September 30, 1999, and assumes that the acquisition of PLD Telekom occurred at the beginning of 1999 (in thousands, except per share amount):

                                                                1999
                                                              ---------
Revenues....................................................  $ 269,875
                                                              ---------
Net loss....................................................  $(132,481)
                                                              =========
Net loss per common share attributable to common stock
  shareholders..............................................  $   (1.42)
                                                              =========

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA

At September 30, 2000 and December 31, 1999 the Company's investments, through Metromedia China, in non-consolidated joint ventures in China, at cost, net of adjustments for its equity in earnings or losses, were as follows (in thousands):

                                                                                   YEAR              YEAR
                                                                                 VENTURE          OPERATIONS
NAME                                        2000          1999     OWNERSHIP %    FORMED           COMMENCED
----                                    -------------   --------   -----------   --------   -----------------------
Sichuan Tai Li Fen Telecommunications
  Co., Ltd. ("Sichuan JV")............  $          --   $15,899        92%         1996              1999
Chongqing Tai Le Feng
  Telecommunications Co., Ltd.
  ("Chongqing JV")....................             --    14,001        92%         1997              1999
Ningbo Ya Mei Telecommunications Co.,
  Ltd. ("Ningbo JV")..................             --     5,153        70%         1996              1997
Ningbo Ya Lian Telecommunications Co.,
  Ltd. ("Ningbo JV II")...............             --     4,949        70%         1998              1998
Huaxia Metromedia Information
  Technology Co., Ltd. ("Huaxia
  JV")................................             --       980        98%(a)      1999     Pre-operational
                                        -------------   -------
                                        $          --   $40,982
                                        =============   =======

------------------------

(a) consolidated as of June 30, 2000

The reduction in investment in and advances to joint ventures during the first nine months of 2000 reflects the liquidation of Sichuan JV, Chongqing JV, Ningbo JV and Ningbo JV II (as described below). In connection with the liquidation of the telecommunications joint ventures, the Company as of July 1, 1999 stopped recording its share of distributable cash flows and amortization of project investments for the affected joint ventures.

The Company and MITI have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At September 30, 2000, Metromedia China owed $4.9 million under this credit agreement (including accrued interest).

TELECOMMUNICATIONS JOINT VENTURES

The Company held interests in four telecommunications joint ventures in China, each of which engaged in cooperation contracts with China United Telecommunications Incorporated ("China Unicom") to finance and support development of local telecommunications services. All four of these ventures prematurely terminated operations by order of the Chinese government in 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received all of its distributions as of September 30, 2000, and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved.

Due to favorable resolution of certain matters in connection with the liquidation of the joint ventures, the Company received a total distribution from the liquidated joint ventures of $94.7 million, an increase of $4.6 million over prior estimates.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
As of September 30, 2000, the Company has recorded a non-cash impairment charge of $41.7 million for the write-off of goodwill associated with projects undertaken by Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV based on the anticipated amounts to be recovered in dissolution of the joint ventures. As of September 30, 2000, all remaining goodwill associated with these projects had been written off, to reflect the excess of actual total amounts recovered in dissolution of the joint ventures over net investment.

Since July 1999, the Company's financial statements no longer reflect the operating results of its China telecommunications joint ventures. The following tables represent summary financial information for these telecommunications joint ventures and their related projects in China as of and for the nine and three months ended September 30, 1999, respectively (in thousands):

TELECOMMUNICATIONS JOINT VENTURES

                                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                             ------------------   ------------------
                                                   TOTAL                TOTAL
                                             ------------------   ------------------
Revenues...................................       $ 2,530              $     3
Depreciation and amortization..............        (1,900)                (184)
Operating loss.............................           (47)                (378)
Interest expense, net......................        (3,311)              (1,204)
Net loss...................................        (3,357)              (1,581)
Equity in losses of joint ventures.........          (652)                (505)
Assets.....................................        82,846               82,846
Net investment in project..................        69,743               69,743

For the three and nine months ended September 30, 1999 the results of operations presented above are before the elimination of intercompany interest. Ningbo JV recorded revenues from the Ningbo China Unicom GSM project based on amounts of revenues and profits reported to it by China Unicom for the period October 1, 1998 to June 30, 1999.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
The terms under which Huaxia JV is licensed originally required a total amount to be invested in the joint venture of $25.0 million, of which $10.0 million had to be in the form of registered capital contributions from its shareholders. At its formation, Asian American Telecommunications owned a 49% interest in Huaxia JV and was obligated to make total registered capital contributions of $4.9 million over a three-year period. All Warehouse owned a 51% interest, obligating it to contribute $5.1 million. The remaining investment in Huaxia JV was to be in the form of up to $15.0 million of loans from Asian American Telecommunications.

Huaxia JV commenced trial operation of an e-commerce system with China Product Firm in late 1999. The Company considered this business activity to be "pre-operational" since its purpose was to test technical and operational aspects of Huaxia JV's intended computer services and to support China Product Firm's initial trial of commercial online trading services. The technical and operational trials continued successfully through May 2000, but China Product Firm proved unable to successfully launch its intended online trading service. All Warehouse proposed in May 2000 to substantially reduce its equity interest in Huaxia JV and that Huaxia JV be relieved of further contractual obligations to serve All Warehouse's parent company China Product Firm. Negotiations to effect a change in the equity structure of Huaxia JV were concluded in June 2000.

On September 20, 2000 the Company obtained a 98% ownership interest in Huaxia JV with the Chinese government approval of a revised joint venture contract. Concurrently, the licensed total investment level for Huaxia JV was reduced to $10.0 million of which $5.0 million must in the form of registered capital contributions from the shareholders. The Company's only material cost for its increased ownership position in Huaxia JV will be its increased obligation for future registered capital contributions. Huaxia JV's business license remains unchanged. Its software development and service efforts will no longer be principally restricted to China Product Firm. Huaxia JV is currently recruiting other China-based clients for its e-commerce support systems and the Company expects this joint venture to enter into commercial operations in the fourth quarter of 2000.

As of September 30, 2000, Asian American Telecommunications had made $980,000 of its scheduled registered capital investment and had advanced $242,000 in shareholder loans. For the nine months ended September 30, 2000, the Company recorded an equity in losses of the operations of $682,000 which represents the costs for establishing the joint venture and its technical and operational testing. The Company has reflected Huaxia's JV's results of operations through September 30, 2000 as an equity method investment and has consolidated Huaxia JV as of September 30, 2000 and will consolidate its results of operations subsequent to September 30, 2000.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED)
Huaxia JV is pre-operational as of September 30, 2000 and its results of operations are included under the equity method. The following tables represent summary financial information for the Company's China e-commerce Huaxia JV as of and for the nine and three months ended September 30, 2000, respectively, (in thousands):

                                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                             SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                             ------------------   ------------------
Revenues...................................         $ --                 $ --
Depreciation and amortization..............           38                   13
Operating loss.............................         (683)                (143)
Net loss...................................         (683)                (145)
Assets.....................................          676                  676

On July 24, 2000, the Company's majority-owned subsidiary Metromedia China Corporation purchased an 80% equity interest in Twin Poplars LLC, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. At the time of purchase, Twin Poplars owned 90% equity interests in Beijing Great Poplars Consulting Company, Limited, or Great Poplars JV, and Beijing 66cities.com Company, Limited, or 66cities JV, both equity joint ventures licensed to engage in information content provision and e-commerce services in China. Great Poplars JV was an operational venture, licensed in 1998 to provide business information and associated services in China including especially to Chinese publishers. 66cities JV, licensed in June 2000, was formed to support operations of a newly developed website and e-commerce service and take over all lines of business earlier developed by Great Poplars JV. Subsequent to the Company's purchase, Twin Poplars transferred all employees, business activities and principal assets of Great Poplars JV to 66cities JV. These transfers represented a planned consolidation of Twin Poplars China-based lines of business for management purposes and had no material impact on the continuing business activities or value of Twin Poplars. On completion of these transfers, Twin Poplars' remaining equity interest in Great Poplars JV reflected only accumulated losses from prior operations and Twin Poplars sold its interest in Great Poplars JV on September 20, 2000 for minimal consideration in lieu of liquidating the joint venture.

On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. As of September 30, 2000, the Company had advanced $802,000 to Twin Poplars, all of which was invested in or advanced to 66cities JV. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in these ventures. Currently, Twin Poplars' equity interest in 66cities JV is 97%.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2000 the Company owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of September 30, 2000, Twin Poplars had invested $500,000 registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. The joint venture currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also operates the

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. INVESTMENTS IN AND ADVANCES TO JOINT VENTURES--CHINA (CONTINUED) 66cities.com website, which offers comparable information via the internet and hosts links to various Chinese travel and entertainment related services.

66cities JV is not, itself, a publisher and is paid service fees for information preparation and various forms of support to its Chinese publishing clients' operations. Although its service revenues may, in part, reflect advertising fees collected by its Chinese publisher clients, it does not generate advertising revenue itself. The website it supports is operated under a hosting agreement with a Chinese internet service provider and 66cities JV does not generate any direct revenues for providing internet access or similar basic internet services. Revenues generated from service provider clients linked to the 66cities JV's website reflect commissions on sales that such service providers make to parties accessing the website. These factors reflect current restrictions of Chinese law as to the scope of business permitted for foreign-invested entities operating in China.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three and nine months ended September 30, 2000 and 1999 the Company had losses from continuing operations.

At September 30, 2000 and 1999, the Company had potentially dilutive shares of common stock of 26,706,194 and 25,174,436, respectively.

5. INVESTMENT IN RDM

On August 29, 1997, RDM Sports Group, Inc. and certain of its affiliates filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. At the time of the filings, the Company owned 39% of the outstanding common stock of RDM Sports Group, Inc. In addition, during the chapter 11 case the Company honored a $15.0 million guaranty obligation to RDM's prepetition senior secured lender, and, as a result, the Company has asserted a subrogation claim in that amount (together with interest and other amounts owing in respect thereof) in the RDM chapter 11 case. On February 19, 1998, the Bankruptcy Court ordered the appointment of a chapter 11 trustee. On July 18, 2000, the Bankruptcy Court confirmed the Second Amended and Restated Joint Chapter 11 Plan of Liquidation for RDM Sports Group, Inc. and Related Debtor Entities (the "Plan"). Under the Plan the Company's 39% equity interest will likely be cancelled by operation of the Plan. The treatment of the aforementioned subrogation claim under the Plan remains subject to the bankruptcy-related proceedings described below.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers of the Company, while serving as directors on the board of RDM, and other RDM directors breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM moved to intervene in or join the proceeding. On
February 26, 1999, the court entered an order staying all activity in this proceeding pending the court's ruling on these motions. Plaintiffs in this adversary proceeding, which remains stayed, seek the following relief against the defendants, including the current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On
March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings sought actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper.

Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved, and the right to continue the adversary proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in both the former creditors' committee adversary proceeding and the former bondholders' committee adversary proceeding. On October 17, 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings.

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

6. BUSINESS SEGMENT DATA

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. The Communications Group is developing e-commerce business opportunities in China and currently owns controlling interests in a pre-operational Chinese software services and operational information services joint venture. Until recently, the Company also held interests in several telecommunications joint ventures in China. Those joint ventures were terminated in late 1999 at the direction of the Chinese government and the Company received distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements.

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

The Company's segment information is set forth as of and for the nine months ended September 30, 2000 and 1999 in the following table (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                      COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                      THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ------------------------------------------------------------------------------
                                                                         RADIO                SEGMENT
                                   WIRELESS      FIXED       CABLE       BROAD-                HEAD-                COMMUNICATIONS
                                   TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL       GROUP-CHINA
                                   ---------   ---------   ----------   --------   --------   --------   --------   ---------------
COMBINED
Revenues.........................   $61,990     $87,470     $28,732      $13,056   $ 7,364    $ 2,258    $200,870
Depreciation and amortization....    18,092      16,949      10,027       1,008        749     25,642      72,467
Operating income (loss)..........     9,558      12,553      (1,154)       (590)      (545)   (42,262)    (22,440)
CONSOLIDATED
Revenues.........................   $10,392     $66,732     $ 6,421      $11,744   $ 1,483    $ 2,258    $ 99,030       $   140
Gross profit.....................    44,674
Depreciation and amortization....     3,841      12,273       2,927         882        220     25,642      45,785           180
Reduction in estimate of
  restructuring and asset
  impairment charges.............        --          --          --          --         --       (823)       (823)       (4,078)
Operating income (loss)..........    (2,717)     14,509        (721)       (366)       277    (42,262)    (31,280)         (374)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $51,598     $20,738     $22,311      $1,312    $ 5,881    $    --    $101,840       $    --
Depreciation and amortization....    14,251       4,676       7,100         126        529         --      26,682            38
Operating income (loss)..........    12,275      (1,956)       (433)       (224)      (822)        --       8,840          (683)
Net income (loss)................     7,228      (4,938)     (6,809)       (311)    (1,589)        --      (6,419)         (683)
Equity in income (losses) of
  unconsolidated investees.......     8,999      (2,234)     (2,146)       (473)    (1,122)        --       3,024          (683)
Gain on disposition of
  business.......................                                                                           2,752            --
Foreign currency gain............                                                                              57            --
Minority interest................                                                                          (2,860)        1,797
Interest expense.................
Interest income..................
Gain on settlement of option.....
Income tax expense...............
Net loss.........................
Capital expenditures.............                                                                          12,995           211
Assets at September 30, 2000.....                                                                         524,398         2,499


                                               CORPORATE
                                   SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................  $136,519     $    --        $235,689
Gross profit.....................
Depreciation and amortization....     4,326          50          50,341
Reduction in estimate of
  restructuring and asset
  impairment charges.............        --          --          (4,901)
Operating income (loss)..........     1,418      (4,461)        (34,697)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
Net income (loss)................
Equity in income (losses) of
  unconsolidated investees.......        --          --           2,341
Gain on disposition of
  business.......................        --          --           2,752
Foreign currency gain............        --          --              57
Minority interest................        --          --          (1,063)
Interest expense.................                               (23,299)
Interest income..................                                 3,025
Gain on settlement of option.....                                 2,500
Income tax expense...............                                (6,952)
                                                               --------
Net loss.........................                              $(55,336)
                                                               ========
Capital expenditures.............     2,517          --        $ 15,723
Assets at September 30, 2000.....   105,686      64,443        $697,026

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                      COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                      THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ------------------------------------------------------------------------------
                                                                         RADIO                SEGMENT
                                   WIRELESS      FIXED       CABLE       BROAD-                HEAD-                COMMUNICATIONS
                                   TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL       GROUP-CHINA
                                   ---------   ---------   ----------   --------   --------   --------   --------   ---------------
COMBINED
Revenues.........................   $27,624     $17,563     $24,510     $13,326    $11,402    $ 1,260    $ 95,685
Depreciation and amortization....     9,981       2,086       8,066       3,550      1,063      4,064      28,810
Operating income (loss)..........      (579)       (544)        348      (4,259)    (1,809)   (21,401)    (28,244)
CONSOLIDATED
Revenues.........................   $    --     $    --     $ 4,100     $11,531    $ 2,483    $ 1,260    $ 19,374       $    --
Gross profit.....................    53,880
Depreciation and amortization....        --          --       1,366       3,360        646      4,064       9,436        52,507
Operating income (loss)..........        --          --        (212)     (4,271)    (1,757)   (21,401)    (27,641)      (59,396)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $27,624     $17,563     $20,410     $ 1,795    $ 8,919    $    --    $ 76,311       $(2,530)
Depreciation and amortization....     9,981       2,086       6,700         190        417         --      19,374         1,900
Operating income (loss)..........      (579)       (544)        560          12        (52)        --        (603)          (47)
Net loss.........................    (6,474)     (4,817)     (3,741)         (8)      (472)        --     (15,512)       (3,357)
Equity in income (losses) of
  unconsolidated investees.......    (2,860)     (3,470)        199         (24)       (35)        --      (6,190)         (652)
Loss on disposition of
  business.......................                                                                          (1,200)           --
Foreign currency loss............                                                                          (4,054)           --
Minority interest................                                                                             352        26,882
Interest expense.................
Interest income..................
Income tax expense...............
Discontinued operations..........
Net loss.........................
Capital expenditures.............                                                                           2,013            33
Assets at December 31, 1999......                                                                         537,279        66,451


                                               CORPORATE
                                   SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................  $166,207     $    --        $185,581
Gross profit.....................
Depreciation and amortization....     4,610           5          66,558
Operating income (loss)..........     6,317      (4,861)        (85,581)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
Net loss.........................
Equity in income (losses) of
  unconsolidated investees.......        --          --          (6,842)
Loss on disposition of
  business.......................        --          --          (1,200)
Foreign currency loss............        --          --          (4,054)
Minority interest................        --          --          27,734
Interest expense.................                                (9,721)
Interest income..................                                 6,098
Income tax expense...............                                  (358)
Discontinued operations..........                               (12,776)
                                                               --------
Net loss.........................                              $(87,200)
                                                               ========
Capital expenditures.............     2,238          --        $  4,284
Assets at December 31, 1999......   118,259      54,865        $776,854

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations by geographic location for the nine months ended September 30, 2000 and 1999 and as of September 30, 2000 and December 31, 1999 is as follows (in thousands):

                                                             REVENUES              ASSETS
                                                        ------------------   -------------------
COUNTRY                                                   2000      1999       2000       1999
-------                                                 --------   -------   --------   --------
Austria...............................................  $    --    $   537   $     --   $     --
Azerbaijan............................................       --         --      3,190      3,274
Belarus...............................................      319         --      6,749      6,985
Bulgaria..............................................       --         --         28         --
Cyprus................................................       --         --         26         --
Czech Republic........................................    1,200      1,241      3,071      3,117
Estonia...............................................      376        559      1,272      1,636
Georgia...............................................      157        273     27,218     19,372
Germany...............................................      305         97         --      1,555
Hungary...............................................    4,565      5,242      3,460      5,469
Kazakhstan............................................   10,391         --     59,547     63,432
Kyrgyzstan............................................      178         --      1,895      1,668
Latvia................................................      374        502     13,757     14,029
Lithuania.............................................      994        795      1,322      1,643
Moldova...............................................       --         --      2,984      4,147
People's Republic of China (2)........................      140         --      2,499     66,451
Romania...............................................    4,950      3,730     10,906     10,470
Russia................................................   72,589      4,641    254,620    256,304
Ukraine...............................................      699        511        689        975
United Kingdom........................................       --         --         51        226
United States (1).....................................    1,933      1,246    129,256    137,765
Uzbekistan............................................       --         --      4,357      5,212
                                                        -------    -------   --------   --------
                                                        $99,170    $19,374   $526,897   $603,730
                                                        =======    =======   ========   ========

------------------------

(1) Assets include goodwill of $113.5 million, and $123.6 million at September 30, 2000 and December 31, 1999, respectively.

(2) Revenues from operations in the People's Republic of China reflect the Communications Group's operations in a joint venture in which it acquired a controlling interest in July 2000.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at September 30, 2000 and December 31, 1999 was $3.0 million and $2.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of September 30, 2000 and December 31, 1999 (in thousands):

                                                              2000      1999
                                                            --------   -------
Lawn and garden equipment:
  Raw materials...........................................  $ 9,098    $11,346
  Finished goods..........................................   39,859     40,380
                                                            -------    -------
                                                             48,957     51,726
Less: LIFO reserve........................................       --         --
                                                            -------    -------
                                                             48,957     51,726
                                                            -------    -------
Communications Group:
  Pagers..................................................      132        152
  Telecommunications......................................    2,979      2,934
  Cable...................................................      393        397
                                                            -------    -------
                                                              3,504      3,483
                                                            -------    -------
                                                            $52,461    $55,209
                                                            =======    =======

LONG-TERM DEBT

At September 30, 2000, Snapper was not in compliance with all financial covenants under its loan and security agreement. On October 30, 2000 the lenders under the loan and security agreement waived any event of default arising from such noncompliance. The Company is currently negotiating a new credit agreement with its lenders to replace its current loan and security agreement. Since it is possible that Snapper may not be in compliance with all its financial requirements under its current loan and security agreement in the next four calendar quarters, the Company has reclassified, as required under generally accepted accounting principles, its debt to its lenders of $32.5 million as a current liability.

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $13.9 million for the nine months ended September 30, 2000.

GAIN ON SETTLEMENT OF OPTION

For the nine months ended September 30, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

GAIN ON SALE OF BUSINESS

During the three months ended September 30, 2000, the Communications Group disposed of the operation of News Talk Radio, its radio operation in Germany, for $400,000 and generated a gain of $2.8 million primarily from the settlement of accrued liabilities without a cash payment.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) DISCONTINUED OPERATIONS

The Company became involved in litigation concerning the sale of the Entertainment Group on July 10, 1997. On June 30, 1997, the plaintiffs in SIDNEY
H. SAPSOWITZ AND SID SAPSOWITZ & ASSOCIATES, INC. V. JOHN W. KLUGE, STUART SUBOTNICK, METROMEDIA INTERNATIONAL GROUP, INC., ORION PICTURES CORPORATION, LEONARD WHITE, ET AL. filed a lawsuit in Superior Court in the State of California alleging $28.7 million in damages from the alleged breach of an oral agreement to pay a finder's fee in connection with the Entertainment Group Sale. On September 23, 1999, the jury in this litigation returned a verdict of $4.5 million in compensatory damages and $3.4 million in other damages against the Company. Before the conclusion of the proceedings relating to punitive damages, the Company agreed to a settlement with the plaintiffs. Under the terms of the settlement, the Company paid $5.0 million to the plaintiffs on both September 30, 2000 and 1999 and is obligated to pay an additional $4.0 million on September 30, 2001.

The settlement fully resolves all litigation among the Company and the other parties in this litigation. The final payment is secured by a collateralized letter of credit of $4.0 million. The Company has recorded a $12.8 million charge, which represents the net present value of the payments to be made, against discontinued operations in its results of operations for the three and nine months ended September 30, 1999 as a result of this settlement.

8. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Form 10-K "Item 1--Risks Associated with the Company."

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. In 2000 there have been indications that the economic climate may be improving, however, at this time, the prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in the first part of 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 has not been as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The effect of these uncertainties has negatively impacted the

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

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

RISKS ASSOCIATED WITH THE COMPANY'S CHINA E-COMMERCE JOINT VENTURES

Chinese regulation of business activities involving use of the internet and provision of information content or services via the internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form presently being considered, require the Company to reduce its equity participation in current joint ventures or limit the scale of such participation in future ventures. Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated ventures. Regulations limiting dissemination of information for

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated ventures.

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China joint ventures are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these ventures or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia JV is licensed to develop and sell software and provide technical services relating to operation of electronic commerce-computer information systems for China-based corporate clients. Computer and software products and services, such as offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own joint ventures) that may be subject to internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted for foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

The Company's indirect ownership interest in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to internet-related operations, 66cities JV could be required in the future to adjust its web hosting and internet content provision arrangements to comply with new regulatory developments and such adjustment could adversely affect 66cities JV's overall costs of operation.

LITIGATION

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, the Company believes that, subject to the information disclosed in note 5, the outcome of any known, pending or threatened legal proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

                      METROMEDIA INTERNATIONAL GROUP, INC.

9. SUBSEQUENT EVENT

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China and eastern European radio and cable businesses from its Russian and eastern European telephony assets. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders.

The Company's Board of Directors has not approved any definitive transaction and any final action would remain subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's banks and bondholders. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

COMMUNICATIONS GROUP

OVERVIEW

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and an e-commerce business in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Company also held interests in several telecommunications joint ventures in China. These ventures terminated operations in late 1999 by order of the Chinese government and the Company reached agreement with its partners in the ventures for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements, all of which has been received at September 30, 2000. The Communications Group is currently developing e-commerce business opportunities in China.

On September 30, 1999, the Company consummated the acquisition of PLD
Telekom Inc. ("PLD Telekom"), a provider of high quality long distance and international telecommunications services in the republics of the former Soviet Union. As a result of the acquisition, PLD Telekom became a wholly owned subsidiary of the Company.

The Company is focusing its growth strategy on opportunities in communications businesses in Eastern Europe and the republics of the former Soviet Union. The convergence of cable television and telephony, and the relationship of each business to internet access, provides the Company with new opportunities.

The Communications Group's consolidated revenues represent approximately 42% and 10% of the Company's total consolidated revenues for the nine months ended September 30, 2000 and 1999, respectively. The Company expects this proportion to increase as the Communications Group's joint ventures develop their businesses. Consolidated revenues of the Company for the nine months ended September 30, 2000 include $77.4 million attributable to PLD Telekom.

BASIS OF PRESENTATION

Almost all of the Communications Group's joint ventures other than the PLD Telekom businesses report their financial results on a three-month lag. Therefore, the Communications Group's financial results for September 30 include the financial results for those joint ventures for the three and nine months ending June 30. The Company is currently evaluating the financial reporting of these ventures and the possibility of reducing or eliminating the three-month reporting lag for certain of its principal businesses for the purpose of presenting the Company's results of operations on a more timely basis.

SALE OF BALTCOM GSM

In October 2000 the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The Communications Group's sale of its interest in Baltcom GSM was part of a sale by all of the selling shareholders of their stakes to Tele2. The sale agreement contained customary representations and warranties for the selling

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) shareholders, including the Communications Group, and indemnification provisions for the benefit of the buyer from the selling shareholders.

The Communications Group expects to report the after tax gain on this disposal, approximately $50 million, in the final quarter of 2000. Taxes payable on the gain are expected to be negligible.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its Metromedia International Telecommunications, Inc. ("MITI") and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group determined to make significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to September 30, 2000 (in thousands):

                                   RESTRUCTURING              DECEMBER 31,                            SEPTEMBER 30,
TYPE OF COST                           COST        PAYMENTS       1999       PAYMENTS   ADJUSTMENTS       2000
------------                       -------------   --------   ------------   --------   -----------   -------------
Employee separations.............     $6,175        $(303)       $5,872      $(3,959)      $(676)        $1,237
Facility closings................      1,456           --         1,456         (912)       (147)           397
                                      ------        -----        ------      -------       -----         ------
                                       7,631        $(303)       $7,328      $(4,871)      $(823)        $1,634
                                                    =====        ======      =======       =====         ======
Write off of fixed assets........        800
                                      ------
                                      $8,431
                                      ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including some pre-operational businesses) in its portfolio did not meet certain of the business objectives identified in the strategic review, such as the Company's ability to obtain control of the venture, geographic focus or convergence. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

TERMINATION OF CHINA TELECOMMUNICATIONS JOINT VENTURES

Between 1996 and 1999, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. These joint ventures engaged in cooperation projects under contracts with China Unicom. All four of these ventures prematurely terminated operations by order of the Chinese government in late 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received full distribution of these funds as of September 30, 2000 and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been fully dissolved. The $94.7 million in total distributions from the joint ventures was insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As of September 30, 2000, the Company had recorded non-cash impairment charges of $41.7 million for the write-off of goodwill to reflect this shortfall.

SUBSEQUENT EVENT

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China and eastern European radio and cable businesses from its Russian and eastern European telephony assets. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders.

The Company's Board of Directors has not approved any definitive transaction and any final action would remain subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's banks and bondholders. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at September 30, 2000 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELEPHONY
Baltcom GSM (Latvia) (2)....................................        22%
Magticom (Tbilisi, Georgia).................................        35%
ALTEL (Kazakhstan) (3)......................................        50%
BELCEL (Belarus)............................................        50%
Tyumenruskom (Tyumen, Russia)...............................        46%
Gorizont-RT (Sakha) (4).....................................        25%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
FIXED AND OTHER TELEPHONY
PeterStar (St. Petersburg, Russia) (3)......................        71%
Baltic Communications Limited (St. Petersburg, Russia)
  (3).......................................................       100%
Teleport-TP (Moscow, Russia) (3)(5).........................        56%
Telecom Georgia (Tbilisi, Georgia)..........................        30%
MTR-Sviaz (Moscow, Russia) (5)..............................        49%
Instaphone (Kazakhstan) (6).................................        50%
Caspian American Telecommunications (Azerbaijan) (7)........        37%
CPY Yellow Pages (St. Petersburg, Russia) (3)...............       100%
Cardlink ZAO (Moscow, Russia) (3)...........................      84.5%
Spectrum (Kazakhstan) (6)...................................        33%

INTERNET SERVICES
Huaxia Metromedia Information Technology Co., Ltd. (Beijing,
  China) (3)(8).............................................        57%
66cities.com Co., Ltd. (Beijing, China) (3)(8)..............        51%

CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (3)....................       100%
Viginta (Vilnius, Lithuania) (3)............................        55%
ATK (Archangelsk, Russia) (3)...............................        81%
Ala TV (Bishkek, Kyrgyzstan) (3)............................        53%
Ayety TV (Tbilisi, Georgia) (3)(9)..........................        76%
Kosmos TV (Moscow, Russia)..................................        50%
Baltcom TV (Riga, Latvia)...................................        50%
Kamalak TV (Tashkent, Uzbekistan)...........................        50%
Sun TV (Chisinau, Moldova) (10).............................        50%
Alma TV (Almaty, Kazakhstan)................................        50%
Cosmos TV (Minsk, Belarus)..................................        50%
Teleplus (St. Petersburg, Russia) (6).......................        45%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (3)......................       100%
SAC (Moscow, Russia) (3)....................................        83%
Radio Skonto (Riga, Latvia) (3).............................        55%
Radio One (Prague, Czech Republic) (3)......................        80%
Radio Vladivostok, (Vladivostok, Russia) (3)................        51%
Country Radio (Prague, Czech Republic) (3)..................        85%
Radio Georgia (Tbilisi, Georgia) (3)(11)....................        51%
Radio Katusha (St. Petersburg, Russia) (3)(11)..............        75%
AS Trio LSL (Estonia) (11)..................................        49%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
PAGING
Baltcom Paging (Estonia) (3)................................        85%
CNM (Romania) (3)(12).......................................        54%
Eurodevelopment (Ukraine) (3)...............................        51%
Baltcom Plus (Latvia) (6)...................................        50%
Paging One (Tbilisi, Georgia) (6)...........................        45%
Raduga Poisk (Nizhny Novgorod, Russia) (6)..................        45%
PT Page (St. Petersburg, Russia) (6)(13)....................        40%
Kazpage (Kazakhstan) (6)....................................     26-41%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (6)......        50%
Paging Ajara (Batumi, Georgia) (6)..........................        35%
Mobile Telecom (Russia) (14)................................        50%

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) The Communications Group's interest in Baltcom GSM was sold on October 20, 2000 for total cash consideration of $66.3 million.

(3) Results of operations are consolidated with the Company's financial statements.

(4) The Communications Group is selling its 25% interest to one of the other partners in the venture and the sale is expected to close prior to December 31, 2000.

(5) The Company's interests in Teleport-TP and MTR-Sviaz are held through its wholly owned subsidiary Technocom Limited.

(6) Results of operations for the venture are no longer reported.

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

(8) The Communications Group's majority-owned subsidiary Metromedia China Corporation owns 98% of Huaxia JV. Metromedia China currently owns 90% of Twin Poplars LLC with an option to acquire the remaining 10%, and Twin Poplars owns 97% of 66cities JV.

(9) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 76%. The results of this venture will be consolidated in the fourth quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
(10) The Communications Group is currently negotiating to increase its ownership interest in Sun TV to 65%.

(11) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL operates five radio stations in various cities throughout Estonia. Radio Georgia has two radio stations operating in Georgia.

(12) CNM is currently in liquidation.

(13) The Communications Group is currently negotiating to dispose of 11% of PT Page, in exchange for an additional 14% of Teleplus.

(14) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001 based on the operational results of the ventures. The Company has not yet made any earnout payments. Approximately $7.0 million of the purchase price was allocated to goodwill.

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

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 74.

SEGMENT INFORMATION

The following table sets forth the operating results for the three and nine months ended September 30, 2000 and 1999 of the Company's Communications Group and lawn and garden products segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   SEE NOTE 1

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $20,615     $30,827      $ 9,773       $4,333       $1,944    $    273   $ 67,765
Depreciation and amortization.....     6,582       5,945        3,790          331          255       9,226     26,129
Operating income (loss)...........     1,808       5,463       (1,516)           2          747     (13,811)    (7,307)

CONSOLIDATED
Revenues..........................   $ 3,510     $24,332      $ 2,905       $3,870       $  439    $    273   $ 35,329
Gross profit......................     9,059
Depreciation and amortization.....     1,274       4,256        1,535          305           75       9,226     16,671
Reduction in estimate of
  restructuring and asset
  impairment charges..............        --          --           --           --           --        (609)      (609)
Operating income (loss)...........      (843)      5,805         (393)          36          528     (13,811)    (8,678)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $17,105     $ 6,495      $ 6,868       $  463       $1,505    $     --   $ 32,436
Depreciation and amortization.....     5,308       1,689        2,255           26          180          --      9,458
Operating income (loss)...........     2,651        (342)      (1,123)         (34)         219          --      1,371
Net income (loss).................     2,477      (1,850)      (2,984)         (57)         (53)         --     (2,467)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................     2,000        (276)      (1,334)         (47)          (1)         --        342
Gain on disposition of business...                                                                               2,752
Foreign currency gain.............                                                                                  16
Minority interest.................                                                                                (609)
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $   140       $33,989      $    --        $ 69,458
Gross profit......................
Depreciation and amortization.....          78         1,311           15          18,075
Reduction in estimate of
  restructuring and asset
  impairment charges..............         (94)           --           --            (703)
Operating income (loss)...........        (791)       (6,110)      (1,404)        (16,983)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          13
Operating income (loss)...........        (143)
Net income (loss).................        (145)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................        (145)           --           --             197
Gain on disposition of business...          --            --           --           2,752
Foreign currency gain.............          --            --           --              16
Minority interest.................         542            --           --             (67)
Interest expense..................                                                 (7,279)
Interest income...................                                                  1,502
Income tax expense................                                                 (2,341)
                                                                                 --------
Net loss..........................                                               $(22,203)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $ 9,704     $ 5,924      $ 8,222       $4,034       $3,125    $    342   $ 31,351
Depreciation and amortization.....     3,426       1,025        1,268        2,888          452       1,898     10,957
Operating income (loss)...........       294      (1,301)       1,757       (2,988)        (702)     (7,372)   (10,312)

CONSOLIDATED
Revenues..........................   $    --     $    --      $ 1,439       $3,426       $  738    $    342   $  5,945
Gross profit......................    13,337
Depreciation and amortization.....        --          --          413        2,829          339       1.898      5,479
Operating loss....................        --          --          (34)      (3,018)        (458)     (7,372)   (10,882)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $ 9,704     $ 5,924      $ 6,783       $  608       $2,387    $     --   $ 25,406
Depreciation and amortization.....     3,426       1,025          855           59          113          --      5,478
Operating income (loss)...........       294      (1,301)       1,791           30         (244)         --        570
Net loss..........................      (995)     (2,164)         226           80         (272)         --     (3,125)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................      (616)     (1,324)       1,436           56           44          --       (404)
Loss on disposition of business...                                                                              (1,200)
Foreign currency loss.............                                                                              (1,260)
Minority interest.................                                                                                (272)
Interest expense..................
Interest income...................
Income tax expense................
Discontinued operations...........
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $46,989      $    --        $ 52,934
Gross profit......................
Depreciation and amortization.....      50,933         1,557            2          57,971
Operating loss....................     (52,323)       (4,334)      (1,928)        (69,467)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $     3
Depreciation and amortization.....         184
Operating income (loss)...........        (378)
Net loss..........................      (1,581)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................        (505)           --           --            (909)
Loss on disposition of business...          --            --           --          (1,200)
Foreign currency loss.............          --            --           --          (1,260)
Minority interest.................      22,654            --           --          22,382
Interest expense..................                                                 (2,792)
Interest income...................                                                  1,852
Income tax expense................                                                   (153)
Discontinued operations...........                                                (12,776)
                                                                                 --------
Net loss..........................                                               $(64,323)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                        THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ----------------------------------------------------------------------------------
                                                                                                  SEGMENT
                                   WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                   ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues.........................   $61,990     $87,470      $28,732      $13,056      $ 7,364    $  2,258   $200,870
Depreciation and amortization....    18,092      16,949       10,027        1,008          749      25,642     72,467
Operating income (loss)..........     9,558      12,553       (1,154)        (590)        (545)    (42,262)   (22,440)
CONSOLIDATED
Revenues.........................   $10,392     $66,732      $ 6,421      $11,744      $ 1,483    $  2,258   $ 99,030
Gross profit.....................    44,674
Depreciation and amortization....     3,841      12,273        2,927          882          220      25,642     45,785
Reduction in estimate of
  restructuring and asset
  impairment charges.............        --          --           --           --           --        (823)      (823)
Operating income (loss)..........    (2,717)     14,509         (721)        (366)         277     (42,262)   (31,280)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $51,598     $20,738      $22,311      $ 1,312      $ 5,881    $     --   $101,840
Depreciation and amortization....    14,251       4,676        7,100          126          529          --     26,682
Operating income (loss)..........    12,275      (1,956)        (433)        (224)        (822)         --      8,840
Net income (loss)................     7,228      (4,938)      (6,809)        (311)      (1,589)         --     (6,419)
Equity in income (losses) of
  unconsolidated investees (note
  2).............................     8,999      (2,234)      (2,146)        (473)      (1,122)         --      3,024
Gain on disposition of
  business.......................                                                                               2,752
Foreign currency gain............                                                                                  57
Minority interest................                                                                              (2,860)
Interest expense.................
Interest income..................
Gain on settlement of option.....
Income tax expense...............
Net loss.........................


                                   COMMUNICATIONS               CORPORATE
                                    GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $   140       $136,519      $   --        $235,689
Gross profit.....................
Depreciation and amortization....         180          4,326          50          50,341
Reduction in estimate of
  restructuring and asset
  impairment charges.............      (4,078)            --          --          (4,901)
Operating income (loss)..........        (374)         1,418      (4,461)        (34,697)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................     $    --
Depreciation and amortization....          38
Operating income (loss)..........        (683)
Net income (loss)................        (683)
Equity in income (losses) of
  unconsolidated investees (note
  2).............................        (683)            --          --           2,341
Gain on disposition of
  business.......................          --             --          --           2,752
Foreign currency gain............          --             --          --              57
Minority interest................       1,797             --          --          (1,063)
Interest expense.................                                                (23,299)
Interest income..................                                                  3,025
Gain on settlement of option.....                                                  2,500
Income tax expense...............                                                 (6,952)
                                                                                --------
Net loss.........................                                               $(55,336)
                                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                        THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ----------------------------------------------------------------------------------
                                                                                                  SEGMENT
                                   WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                   ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues.........................   $27,624     $17,563      $24,510      $13,326      $11,402    $  1,260   $ 95,685
Depreciation and amortization....     9,981       2,086        8,066        3,550        1,063       4,064     28,810
Operating income (loss)..........      (579)       (544)         348       (4,259)      (1,809)    (21,401)   (28,244)
CONSOLIDATED
Revenues.........................   $    --     $    --      $ 4,100      $11,531      $ 2,483    $  1,260   $ 19,374
Gross profit.....................    53,880
Depreciation and amortization....        --          --        1,366        3,360          646       4,064      9,436
Operating income (loss)..........        --          --         (212)      (4,271)      (1,757)    (21,401)   (27,641)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $27,624     $17,563      $20,410      $ 1,795      $ 8,919    $     --   $ 76,311
Depreciation and amortization....     9,981       2,086        6,700          190          417          --     19,374
Operating income (loss)..........      (579)       (544)         560           12          (52)         --       (603)
Net loss.........................    (6,474)     (4,817)      (3,741)          (8)        (472)         --    (15,512)
Equity in income (losses) of
  unconsolidated investees (note
  2).............................    (2,860)     (3,470)         199          (24)         (35)         --     (6,190)
Loss on disposition of
  business.......................                                                                              (1,200)
Foreign currency loss............                                                                              (4,054)
Minority interest................                                                                                 352
Interest expense.................
Interest income..................
Income tax expense...............
Discontinued operations..........
Net loss.........................


                                   COMMUNICATIONS               CORPORATE
                                    GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $     --      $166,207      $   --        $185,581
Gross profit.....................
Depreciation and amortization....       52,507         4,610           5          66,558
Operating income (loss)..........      (59,396)        6,317      (4,861)        (85,581)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................     $  2,530
Depreciation and amortization....        1,900
Operating income (loss)..........          (47)
Net loss.........................       (3,357)
Equity in income (losses) of
  unconsolidated investees (note
  2).............................         (652)           --          --          (6,842)
Loss on disposition of
  business.......................           --            --          --          (1,200)
Foreign currency loss............           --            --          --          (4,054)
Minority interest................       26,882            --          --          27,234
Interest expense.................                                                 (9,721)
Interest income..................                                                  6,098
Income tax expense...............                                                   (358)
Discontinued operations..........                                                (12,776)
                                                                                --------
Net loss.........................                                               $(87,200)
                                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE
  MONTHS ENDED SEPTEMBER 30, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

LEGEND

C = Consolidated
D = Dissolution
E = Equity method
L = Liquidated
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony;
(iii) cable television; (iv) radio broadcasting; and (v) paging. Certain of the Communications Group's ventures pay management fees to their shareholders. The figures presented for the ventures reflect all payments of such fees (i.e. management fees are included in operating expenses, the same as other expenses of the ventures). Certain of the Communications Group's investments have been written down to zero and, since the Communications Group no longer funds their operations, the results of these ventures are no longer reported.

WIRELESS TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's wireless telephony ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     1999       2000
-------                                                       -----------   --------   --------
ALTEL* (Almaty, Kazakhstan).................................      50%          C          C
Baltcom GSM (Latvia)........................................      22%          E          E
Magticom (Tbilisi, Georgia).................................      35%          E          E
Tyumenruskom (Tyumen, Russia)...............................      46%          E          P
BELCEL* (Minsk, Belarus)....................................      50%          E          E

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                               -------------------------------   -------------------------------
WIRELESS TELEPHONY--CONSOLIDATED                 2000       1999      % CHANGE     2000       1999      % CHANGE
--------------------------------               --------   ---------   --------   --------   ---------   --------
Revenues.....................................   $3,510    $     --      N/A      $10,392    $     --      N/A
Operating loss...............................   $ (843)   $     --      N/A      $(2,717)   $     --      N/A

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES. Wireless telephony consolidated revenues for the nine months ended September 30, 2000 amounted to $10.4 million and were attributable entirely to ALTEL, the D-AMPS operator in Kazakhstan acquired with PLD Telekom in September 1999. ALTEL's revenues for the first nine months of 1999 amounted to $18.8 million. ALTEL's revenues for the nine months ended September 30, 2000 were adversely affected by continued competition from two GSM operators which entered the Kazakhstan market in 1999.

Wireless telephony consolidated revenues for the three months ended
September 30, 2000 amounted to $3.5 million. There were no consolidated wireless telephony revenues for the comparable period of 1999.

OPERATING LOSS. In response to the above mentioned competition from the two GSM operators, ALTEL in early 2000 revised its tariff rates and its method of billing customers. The resulting reduction in revenues together with reduced operating margins led the venture to report an operating loss of $2.7 million for the nine months ended September 30, 2000, compared to operating income of $2.5 million for the same period in 1999. Although revenue levels stabilized in the third quarter of 2000, the long term effect on revenues of ALTEL's change in tariffs and billing process is uncertain. In 2001, ALTEL plans to roll out its prepaid platform in eight Kazakh cities where it currently offers basic service.

Wireless telephony consolidated operating losses for the three months ended September 30, 2000 amounted to $843,000.

The following table sets forth the revenues, operating income (loss), net income
(loss), equity in income (losses) of the unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------------   ------------------------------
WIRELESS TELEPHONY--UNCONSOLIDATED               2000       1999     % CHANGE     2000       1999     % CHANGE
----------------------------------             --------   --------   --------   --------   --------   --------
Revenues.....................................  $17,105     $9,704       76%     $51,598    $27,624       87%
Operating income (loss)......................  $ 2,651     $  294      802%     $12,275    $  (579)     N/M
Net income (loss)............................  $ 2,477     $ (995)     N/M      $ 7,228    $(6,474)     N/M
Equity in income (losses) of joint
  ventures...................................  $ 2,000     $ (616)     N/M      $ 8,999    $(2,860)     N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The share in income from investments in wireless telephony ventures for the nine months ended
September 30, 2000 amounted to $9.0 million, compared to losses of $2.9 million in the nine months ended September 30, 1999. These results were attributable mainly to GSM wireless operations in Latvia and Georgia.

In Latvia, Baltcom GSM's revenues for the nine months ended September 30, 2000 increased by 56% to $26.6 million from $17.0 million in the nine months ended September 30, 1999. In late 1999 the three month reporting lag for Baltcom GSM was eliminated. Accordingly, year to date 2000 revenues for the venture represented results for the nine months ended September 30, 2000, whereas year to date 1999 results represented those for the nine months ended June 30, 1999. The increase in revenues for the nine months ended September 30, 2000 as compared with the nine months ended June 30, 1999 was due primarily to continued subscriber growth and the above mentioned elimination of the reporting lag. Baltcom GSM's operating income for the nine months ended September 30, 2000 increased to $4.3 million from a loss of $143,000 for the nine months ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As mentioned previously, on October 20, 2000 the Communications Group disposed of its interest in Baltcom GSM, and anticipates recording an estimated gain on this disposal, approximately $50.0 million.

In Georgia, Magticom's revenues for the nine months ended September 30, 2000 amounted to $18.4 million, an 74% increase on the nine months ended
September 30, 1999 revenues of $10.6 million which was due to continued growth in subscribers and higher air time. Magticom recorded operating income of $8.6 million in the nine months ended September 30, 2000, as compared to operating losses of $436,000 during the same period in 1999. The venture's future operations may be adversely affected by the emergence in 2000 of competing wireless networks in Georgia.

Other ventures in this category include BELCEL, which operates an NMT 450 wireless network in Belarus and was acquired with PLD Telekom in September 1999, and Tyumenruscom, a D-AMPS operator in Tyumen, Russia. These ventures together generated revenues of $6.6 million and operating losses of $666,000 for the nine months ended September 30, 2000. Tyumenruscom was pre-operational in 1999.

The Company's share in income from investments in wireless telephony ventures for the three months ended September 30, 2000 amounted to $2.0 million, compared to its share of losses of $616,000 for the three months ended September 30, 1999. In Latvia, Baltcom GSM reported operating income of $1.6 million on revenues of $9.2 million for the three months ended September 30, 2000 compared with operating income of $442,000 on revenues of $6.0 million for the three months ended September 30, 1999. In Georgia, for the three months ended September 30, 2000 Magticom reported operating income of $1.1 million on revenues of $5.1 million as compared with an operating loss of $148,000 on revenues of $3.7 million in the corresponding period of 1999. For the three months ended September 30, 2000 operating losses for Tyumenruscom and BELCEL in the aggregate amounted to $76,000.

FIXED TELEPHONY

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's fixed telephony ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                                   SEPTEMBER 30,
                                                                               ----------------------
VENTURE                                                       OWNERSHIP %        2000          1999
-------                                                       -----------      --------      --------
Technocom (Moscow, Russia)*.................................      100%            C             C
PeterStar (St. Petersburg, Russia)*.........................       71%            C             C
Baltic Communications (St. Petersburg, Russia)*.............      100%            C             C
Instaphone (Kazakhstan)**...................................       50%            E             E
MTR Sviaz*..................................................       49%            E             E
Caspian American Telecommunications (Azerbaijan)............       38%            E             E
Telecom Georgia (Tbilisi, Georgia)..........................       30%            E             E
Spectrum (Kazakhstan)**.....................................       33%            E             E

------------------------

* Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

**  Results not reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues and operating income for the consolidated fixed telephony ventures (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
FIXED TELEPHONY--CONSOLIDATED                   2000       1999     % CHANGE     2000       1999     % CHANGE
-----------------------------                 --------   --------   --------   --------   --------   --------
Revenues....................................  $24,332    $    --      N/A      $66,732    $    --      N/A
Operating income............................  $ 5,805    $    --      N/A      $14,509    $    --      N/A

REVENUES. Fixed telephony consolidated revenues for the nine months ended September 30, 2000 amounted to $66.7 million and were attributable to subsidiaries acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999. The most significant ventures acquired were PeterStar, which operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg, Russia, and Technocom, which through Teleport-TP operates Moscow-based long distance and international telephony networks using satellite and fiber optic technology. The Company also acquired Baltic Communications, which provides international direct dial, payphone and leased line services for Russian and international businesses in St. Petersburg, Russia.

In the nine months ended September 30, 2000 PeterStar generated revenues of $41.4 million, as compared to revenues of $41.3 million generated in the same period in 1999. The 1999 figures included installation revenues of $3.0 million. The Company's accounting policy is to defer such revenue over the average customer life.

In the first nine months of 2000, Technocom generated revenues of $19.6 million compared to $13.2 million in the same period in 1999, the increase due to higher volumes of international and long distance traffic volumes in the current year. The venture's revenues are expected to continue to improve in the remaining quarter of 2000.

Fixed telephony consolidated revenues for the three months ended September 30, 2000 amounted to $24.3 million. PeterStar's revenues for the three months ended September 30, 2000 amounted to $14.5 million, a marginal increase on revenues of $13.6 million generated in the same period in 1999. Technocom's revenues increased from $4.2 million for the three months ended September 30, 1999 to $8.0 million in the comparable period in 2000.

OPERATING INCOME. During the nine months ended September 30, 2000, fixed telephony consolidated ventures generated operating income of $14.5 million. PeterStar's operating income for the nine months ended September 30, 2000 amounted to $14.9 million compared to $11.0 million for the nine months ended September 30, 1999. Although revenues remained flat as compared with the same period in 1999, PeterStar's profitability for the nine months ended
September 30, 2000 was favorably affected by reduced overhead expenses. Technocom generated an operating loss of $54,000 during the first nine months of 2000 compared to a loss of $4.2 million in the corresponding period in 1999. The reduction of Technocom's operating loss was due to a restructuring of operations in early 1999 resulting in reduced overhead expense, and also to the above mentioned increase in revenue.

Fixed telephony operating profits for the three months ended September 30, 2000 amounted to $5.8 million. PeterStar's operating income for the three months ended September 30, 2000 increased to $5.3 million from $2.5 million in the same period of 1999. In the three months ended September 30, 2000 Technocom generated operating income of $454,000 as compared with an operating loss of $869,000 in the corresponding period of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating loss, net loss and equity in losses of the unconsolidated fixed telephony joint ventures which are recorded under the equity method (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
FIXED TELEPHONY--UNCONSOLIDATED           2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------------------         --------   --------   --------   --------   --------   --------
Revenues..............................  $ 6,495    $ 5,924       10%     $20,738    $17,563       18%
Operating loss........................  $  (342)   $(1,301)     (74)%    $(1,956)   $  (544)     260%
Net loss..............................  $(1,850)   $(2,164)     (15)%    $(4,938)   $(4,817)       3%
Equity in losses of joint ventures....  $  (276)   $(1,324)     (79)%    $(2,234)   $(3,470)     (36)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from investments in fixed telephony ventures for the nine months ended September 30, 2000 decreased to $2.2 million from $3.5 million in the nine months ended September 30 1999. These results were attributable mainly to the operations of Telecom Georgia and Caspian American Telephone ("CAT").

In the nine months ended September 30, 2000, Telecom Georgia generated revenues of $18.1 million compared to revenues of $17.2 million in the prior period. Telecom Georgia's operating losses for the period amounted to $444,000 as compared with operating income of $1.3 million achieved in the same period in 1999. The venture's operating results for the nine months ended September 30, 2000 were adversely affected by lower termination rates and increased competition.

CAT generated revenues of $1.4 million in the nine months ended September 30, 2000 compared to $212,000 in the corresponding period of 1999. Revenues in 1999 were low because the venture became operational only in the latter part of that year. Operating losses generated during the first three quarters of 2000 amounted to $1.7 million compared to $1.6 million during the first three quarters of 1999. High start up costs impaired the venture's 1999 results. In 2000, CAT's performance continues to be adversely affected by limited subscriber growth, high build-out costs and competition from GSM. In late 1999 the Company recorded an impairment charge of $9.9 million in the value of its investment in this venture. The Communications Group is continuing to review various options to maximize the value of this venture.

The above results also include MTR Sviaz which was acquired with PLD Telekom on September 30, 1999 and which operates a Moscow-based telephony network using fiber optic technology. During the nine months ended September 30, 2000, MTR Sviaz generated revenues of $1.3 million and an operating income of $166,000, marginally lower than revenues of $1.4 million and operating income of $200,000 for the same period in 1999.

The Communications Group's share of losses from investments in fixed telephony ventures for the three months ended September 30, 2000 decreased by 79% to $276,000 from $1.3 million during the same period in 1999. Telecom Georgia generated operating income of $155,000 for the three months ended September 30, 2000 as compared with operating income of $406,000 for the same period in 1999. CAT reported operating losses of $507,000 for the three months ended
September 30, 2000 as compared to losses of $1.6 million in the same period in 1999 when the venture was in its first year of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CABLE TELEVISION

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's cable television ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                                   SEPTEMBER 30,
                                                                               ----------------------
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

------------------------

*   Results not reported

The following table sets forth the revenues and operating loss of the consolidated cable television joint ventures (in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ------------------------------
CABLE TELEVISION--CONSOLIDATED                      2000       1999     % CHANGE     2000       1999     % CHANGE
------------------------------                    --------   --------   --------   --------   --------   --------
Revenues........................................   $2,905     $1,439       102%     $6,421     $4,100       57%
Operating loss..................................   $ (393)    $  (34)    1,056%     $ (721)    $ (212)     240%

REVENUES. Cable television operations generated consolidated revenues of $6.4 million in the nine months ended September 30, 2000, representing a 57% increase on 1999 prior year nine months consolidated revenues of $4.1 million. The majority of consolidated revenues were attributable to Romsat, Viginta, and ATK.

In Romania, Romsat reported revenues of $4.5 million for the nine months ended September 30, 2000, as compared to revenues of $2.9 million in the same period of 1999, due to higher levels of subscribers, including those of the Devasat operation, acquired by Romsat in late 1999, and other smaller acquisitions. In Lithuania, Viginta generated revenues of $994,000 in the nine months ended September 30, 2000 as compared with $795,000 for the same period in 1999, attributable to improved programming. ATK, which commenced operations in Arkhangelsk, Russia in 1999, reported revenues of $707,000 for the nine months ended September 30, 2000, a 57% increase on revenues of $451,000 generated during the same period in 1999 when the venture was still in its start up phase.

In the three months ended September 30, 2000, cable television operations generated consolidated revenues of $2.9 million compared to $1.4 million in the corresponding period of 1999. Romsat generated revenues of $2.3 million, a 135% increase on revenues of $980,000 for the third quarter of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
1999. For the three months ended September 30, 2000, Viginta's revenues amounted to $339,000 compared with revenues of $279,000 during the corresponding period in 1999. ATK had revenues of $226,000 for the three months ended September 30, 2000, a 26% increase compared with revenues of $180,000 generated in the same period of 1999.

OPERATING LOSS. For the nine months ended September 30, 2000 cable television reported a consolidated operating loss of $721,000, compared to an operating loss of $212,000 for the same period in 1999. Romsat reported operating income of $179,000 for the nine months ended September 30, 2000 compared to $189,000 for the same period in 1999. Romsat's results in 2000 have been adversely affected by additional goodwill amortization expense associated with the Devasat acquisition in 1999. Viginta's operating loss for the nine months ended September 30, 2000 decreased to $267,000 as compared to $518,000 in the corresponding period in 1999, the improvement due to the above mentioned increase in revenues. ATK reported operating losses of $331,000 for the nine months ended September 30, 2000, as compared to losses of $52,000 for the same period in 1999 due to higher programming costs.

For the three months ended September 30, 2000, cable television operations reported a consolidated operating loss of $393,000 as compared to an operating loss of $34,000 for the corresponding period in 1999. Romsat reported an operating loss of $59,000 for the three months ended September 30, 2000 compared to an operating profit of $51,000 for the third quarter of 1999. Viginta reported an operating loss of $88,000 for the three months ended September 30, 2000 compared to losses of $134,000 in the same period of 1999. ATK's operating profit decreased from $64,000 for the three months ended September 30, 1999 to an operating loss of $134,000 in the same period of 2000.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of unconsolidated cable television joint ventures, which are recorded under the equity method (in thousands):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------------   ------------------------------
CABLE TELEVISION--UNCONSOLIDATED                  2000       1999     % CHANGE     2000       1999     % CHANGE
--------------------------------                --------   --------   --------   --------   --------   --------
Revenues......................................  $ 6,868     $6,783        1%     $22,311    $20,410        9%
Operating income (loss).......................  $(1,123)    $1,791      N/M      $  (433)   $   560      N/M
Net income (loss).............................  $(2,984)    $  226      N/M      $(6,809)   $(3,741)      82%
Equity in income (losses) of joint ventures...  $(1,334)    $1,436      N/M      $(2,146)   $   199      N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the nine months ended September 30, 2000 amounted to $2.1million, compared to income of $199,000 in the nine months ended September 30, 1999. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow and Alma TV in Kazakhstan.

Baltcom TV reported revenues of $5.3 million in the first nine months of 2000, a 10% increase on revenues of $4.8 million for the same period in 1999. The venture reported operating income of $723,000 in the nine months ended
September 30, compared to $2.1 million in the same period of 1999. The 1999 results of Baltcom TV were favorably affected by a reconciling adjustment of approximately $1.7 million decreasing depreciation expense. Although subscriber numbers increased during 2000, Baltcom TV's customers in 2000 tended to opt for lower margin program packages. Kosmos TV's revenues declined by $118,000 in the nine months ended September 30, 2000 to $4.4 million from $4.5 million in the same period of 1999. The venture generated an operating loss of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$43,000 for the first nine months of 2000 as compared with an operating profit of $32,000 for the same period in 1999. Kosmos TV's growth has been limited due to the effect of competition. The digitalization of Kosmos' network which is commencing in the fourth quarter of 2000 is expected to improve significantly the venture's competitive position. Alma TV's revenues increased from $3.8 million in the nine months ended September 30, 1999 to $4.4 million in the nine months ended September 30, 2000 due to continued subscriber growth. However, due to increased costs associated with improved programming, the venture reported an operating loss of $768,000 in the first nine months of 2000, compared to income of $425,000 for the same period in 1999.

The Communications Group's share in losses from equity investments in cable television ventures for the three months ended September 30, 2000 amounted to $1.3 million, compared to income of $1.4 million during the same period of 1999. Baltcom TV reported operating income of $201,000, down 88% on operating income of $1.6 million during the third quarter of 1999. Kosmos TV generated an operating loss of $148,000 in the three months ended September 30, 2000 as compared with a profit of $355,000 in the corresponding period of 1999. Alma TV's operating loss for the three months ended September 30, 2000 amounted to $896,000 compared to operating income of $152,000 in the third quarter of 1999.

RADIO BROADCASTING

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's radio broadcasting ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Radio Juventus (Budapest, Hungary)..........................      100%          C         C
SAC (Moscow, Russia)........................................       83%          C         C
Radio Skonto (Riga, Latvia).................................       55%          C         C
Radio One (Prague, Czech Republic)..........................       80%          C         C
NewsTalk Radio (Berlin, Germany) (1)........................       85%        N/A         C
Radio Vladivostok, (Vladivostok, Russia)....................       51%          C         C
Country Radio (Prague, Czech Republic)......................       85%          C         C
Radio Georgia (Tbilisi, Georgia)............................       51%          C         C
Radio Katusha (St. Petersburg, Russia)......................       75%          C         C
Radio Nika (Socci, Russia) (2)..............................       51%        N/A         E
AS Trio LSL (Tallinn, Estonia)..............................       49%          E         E

------------------------

(1) Sold in the third quarter of 2000.

(2) Sold in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the consolidated revenues and operating income (losses) for radio broadcasting (in thousands):

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                ------------------------------   ------------------------------
RADIO--CONSOLIDATED                               2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                             --------   --------   --------   --------   --------   --------
Revenues......................................   $3,870    $ 3,426       13%     $11,744    $11,531        2%
Operating income (loss).......................   $   36    $(3,018)     N/M      $  (366)   $(4,271)     (91)%

REVENUES. Radio operations reported consolidated revenues of $11.7 million in the first nine months of 2000, representing a 2% increase on revenues of $11.5 million generated in the same period in 1999. The majority of revenues were generated by SAC and Radio Katusha in Russia, and by Radio Juventus in Hungary.

In Russia, SAC and Radio Katusha's revenues rose from $3.0 million and $1.2 million in the nine months ended September 30, 1999, to $3.7 million and $1.4 million respectively in the same period of 2000. In Moscow, SAC revenues were higher partly due to the recovery of the Russian economy in 2000 compared to 1999 and the resultant increase in demand for advertising. In St Petersburg, Radio Katusha acquired more listeners and acquired a premier position in that market. In Hungary, Radio Juventus in the nine months ended September 30, 2000 generated revenues of $4.6 million, down 12% compared to revenues of $5.2 million for the same period of 1999. Radio Juventus' results continue to be adversely affected by devaluation of the local currency, competition from Hungarian radio networks, and more competitive TV advertising rates. However, the venture's results are expected to improve as a result of its affiliation with a number of regional stations to commence shortly. In addition to its market leading position in Budapest, these affiliates will give Radio Juventus coverage of approximately 70% of the Hungarian market.

Consolidated radio revenues for the three months ended September 30, 2000 amounted to $3.9 million, 13% higher than revenues of $3.4 million generated in the corresponding period of 1999. SAC and Radio Katusha in Russia together generated revenues of $1.7 million for three months ended September 30, 2000, compared with $1.3 million in the same period of 1999. In Hungary, Radio Juventus reported revenues of $1.4 million for three months ended September 30, 2000, 7% lower than revenues of $1.5 million for the same period of 1999.

OPERATING LOSS. During the nine months ended September 30, 2000, radio operations generated an operating loss of $366,000 compared to a loss of $4.3 million the first three quarters of 1999. Radio ventures' results in 1999 were adversely affected by goodwill write-offs amounting to $2.5 million connected with NewsTalk Radio. During the nine months ended September 30, 2000, SAC and Radio Katusha together generated operating income of $1.7 million compared to $763,000 in the same period of 1999, the increase being due to the higher revenues mentioned above. In Germany, NewsTalk Radio reported year to date operating losses of $2.3 million, representing a 34% decrease in its operating losses of $3.5 million for the corresponding period of 1999. Disposal of the operations of NewsTalk Radio was finalized on July 28, 2000 and generated a non-cash gain to the Communications Group of $2.8 million. The gain resulted primarily from the settlement of $2.3 million of liabilities without a cash payment. In Hungary, Radio Juventus generated operating income of $131,000 for the three months ended September 30, 2000, compared with operating income of $696,000 in the same period of 1999, the decrease due mainly to the reduced levels of revenue discussed above.

The Communications Group's radio businesses generated a consolidated operating profit of $36,000 for the three months ended September 30, 2000, as compared with losses of $3.0 million for the three

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) months ended September 30, 1999. SAC and Radio Katusha reported operating income of $589,000 and $17,000 for the three months ended September 30, 2000, compared with operating income of $103,000 and an operating loss of $10,000 respectively for in the corresponding period of 1999. Radio Juventus generated an operating profit of $31,000 in the quarter ended September 30, 2000, compared with a profit of $121,000 in the corresponding period of 1999.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the Communications Group's investment in unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ------------------------------   ------------------------------
RADIO--UNCONSOLIDATED                                  2000       1999     % CHANGE     2000       1999     % CHANGE
---------------------                                --------   --------   --------   --------   --------   --------
Revenues...........................................    $463       $608       (24 )%    $1,312     $1,795       (27 )%
Operating income (loss)............................    $(34)      $ 30       N/M       $ (224)    $   12       N/M
Net income (loss)..................................    $(57)      $ 80       N/M       $ (311)    $   (8)    3,788%
Equity in income (losses) of joint ventures........    $(47)      $ 56       N/M       $ (473)    $  (24)    1,871%

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $473,000 in the nine months ended September 30, 2000, compared to losses of $24,000 in the nine months ended September 30, 1999. These results were partly attributable to a loss of $205,000 on the sale of the Communications Group's investment in Radio Nika in June 2000. They were also attributable to Radio Trio, Estonia, which generated revenues of $1.3 million during the first nine months of 2000 compared to $1.7 million during the same period in 1999. Radio Trio's revenues were adversely affected by the effect of strong local competition, including a number of new entrants into the market. The venture reported operating losses of $214,000 for the nine months ended September 30, 2000 compared to operating profits of $13,000 in the corresponding period of 1999.

The share in losses for the three months ended September 30, 2000 from equity investments in radio joint ventures amounted to $47,000, including the above mentioned loss on the sale of Radio Nika, compared to profits of $56,000 in the same period of 1999. Radio Trio reported operating losses of $34,000 for the three months ended September 30, 2000 compared with operating profits of $30,000 in the same period of 1999.

PAGING

OVERVIEW. In 1999, the Communications Group stopped funding most paging operations and it continues to manage almost all of its paging ventures on a cash break even basis. The Communications Group will continue to manage its paging businesses to levels not requiring significant additional funding as it continues to review options to maximize the value of its paging investments. The Company has adjusted to zero the carrying value of its investments in certain paging operations which were recorded under the equity method, and unless it provides future funding, will no longer record its proportionate share of any future net losses of these ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's paging ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2000       1999
-------                                                       -----------   --------   --------
Baltcom Paging (Tallinn, Estonia)...........................        85%        C          C
CNM (Romania)**.............................................        54%        C          C
Eurodevelopment (Ukraine)...................................        51%        C          C
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%        E          E
Mobile Telecom (Russia).....................................        50%        E          E
Baltcom Plus (Riga, Latvia)*................................        50%        E          E
Paging One (Tbilisi, Georgia)*..............................        45%        E          E
Raduga Poisk (Nizhny Novgorod, Russia)*.....................        45%        E          E
PT Page (St. Petersburg, Russia)*...........................        40%        E          E
Kazpage (Kazakhstan)*.......................................     26-41%        E          E
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan)*.........        50%        E          E
Paging Ajara (Batumi, Georgia)*.............................        35%        E          E

------------------------

*   Results not reported.

**  In liquidation.

The following table sets forth the consolidated revenues and operating income
(loss) for paging (in thousands):

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                    ------------------------------   ------------------------------
PAGING--CONSOLIDATED                                  2000       1999     % CHANGE     2000       1999     % CHANGE
--------------------                                --------   --------   --------   --------   --------   --------
Revenues..........................................    $439      $ 738       (41)%     $1,483    $ 2,483      (40)%
Operating income (loss)...........................    $528      $(458)      N/M       $  277    $(1,757)     N/M

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $1.5 million in the first nine months of 2000, representing a 40% decrease on revenues of $2.5 million for the same period in 1999. The decrease was due primarily to continued competition from wireless telephony providers. A significant portion of the revenues for the nine months ended September 30, 2000 were attributable to Eurodevelopment in the Ukraine, whose revenues amounted to $699,000 compared with $511,000 for the same period in 1999 when the venture was in its start up phase. CNM in Romania generated revenues of $408,000 for the nine months ended September 30, 2000 compared to $876,000 in the first nine months of 1999. The operations of CNM are currently being liquidated by the Company. In the second quarter of 2000 the Communications Group incurred a charge of $250,000 in respect of anticipated liquidation costs. Other consolidated paging revenues were attributable to Baltcom, Estonia, which generated revenues of $376,000 in the first nine months of 2000 as compared to $559,000 for the nine months ended September 30, 1999.

Consolidated paging revenues for the three months ended September 30, 2000 amounted to $439,000, representing a 41% decrease on revenues of $738,000 during the same period in 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
OPERATING LOSS. Consolidated operating profit arising from paging operations amounted to $277,000 in the nine months ended September 30, 2000, compared to a $1.8 million loss during the same period in 1999. Operating losses for the nine months ended September 30, 1999 were adversely affected by Paging One Services which generated operating losses of $1.6 million for that period and which was disposed of later in 1999. CNM's operating income, including costs connected with the disposition of the venture, amounted to $285,000 for the nine months ended September 30, 2000 as compared to $84,000 in the corresponding period of 1999.

Consolidated operating income arising from paging operations for the three months ended September 30, 2000 amounted to $528,000 compared to operating losses of $458,000 the three months ended September 30, 1999.

The following table sets forth the revenues, operating income (loss), net loss and equity in income (losses) of unconsolidated joint ventures, which are recorded under the equity method (in thousands):

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                  ------------------------------   ------------------------------
PAGING--UNCONSOLIDATED                              2000       1999     % CHANGE     2000       1999     % CHANGE
----------------------                            --------   --------   --------   --------   --------   --------
Revenues........................................   $1,505     $2,387      (37)%    $ 5,881     $8,919       (34)%
Operating income (loss).........................   $  219     $ (244)     N/M      $  (822)    $  (52)    1,481%
Net loss........................................   $  (53)    $ (272)     (81)%    $(1,589)    $ (472)      237%
Equity in income (losses) of joint ventures.....   $   (1)    $   44      N/M      $(1,122)    $  (35)    3,106%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures for the nine months ended
September 30, 2000 amounted to $1.1 million compared to $35,000 for the same period in 1999 and related primarily to the operations of Mobile Telecom in Moscow.

Mobile Telecom generated revenues of $5.1 million during the first nine months of 2000, a decrease of $2.5 million compared to the same period in 1999. The venture has experienced strong competition from the wireless telephony sector. In addition, the venture incurred a $500,000 write-off of obsolete inventory in the second quarter of 2000. As a result of the write-off and decreased revenues, the venture reported a net loss of $800,000 for the nine months ended
September 30, 2000 compared to net losses of $504,000 for the nine months ended September 30, 1999.

For the three months ended September 30, 2000, the Company's share of losses from equity investments in paging ventures amounted to $1,000 compared to a $44,000 operating income for the same period in 1999. Increased losses were largely attributable to the revenue decline arising from strong competition from the wireless telephony sector.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating loss for the segment headquarters (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
                                              2000       1999     % CHANGE     2000       1999     % CHANGE
                                            --------   --------   --------   --------   --------   --------
Revenues..................................  $    273   $   342      (20)%    $  2,258   $  1,260      79%
Operating loss............................  $(13,811)  $(7,372)      87%     $(42,262)  $(21,401)     97%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES. Increased revenues in the nine months ended September 30, 2000 compared to the same period in the prior year reflect continued growth in programming and management fee revenues from the Communications Group's unconsolidated businesses.

OPERATING LOSS. Operating losses for the nine months ended September 30, 2000 amounted to $42.3 million, a 97% increase on operating losses of $21.4 million generated in the corresponding period of 1999. The increase in operating losses was attributable to nine full months of goodwill amortization and depreciation expenses associated with the September 1999 acquisition of PLD Telekom amounting to $18.6 million, for which there were no comparative expenses in the prior year nine months results. Operating losses also included combined selling, general and administrative costs of MITI and the former PLD Telekom corporate offices. Operating losses was favorably impacted by the reversal of $823,000 in primarily accrued severance costs in connection with the 1999 restructuring of operations.

GAIN (LOSS) ON SALE OF BUSINESSES, FOREIGN CURRENCY GAIN (LOSS) AND MINORITY
  INTEREST

The following table sets forth the gain (loss) on sale of businesses, foreign currency gains (losses) and minority interest, for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union (in thousands):

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                         ------------------------------   ------------------------------
                                           2000       1999     % CHANGE     2000       1999     % CHANGE
                                         --------   --------   --------   --------   --------   --------
Gain (loss) on sale of businesses......   $2,752    $(1,200)     N//M     $ 2,752    $(1,200)     N/M
Foreign currency gain (loss)...........   $   16    $(1,260)      N/M     $    57    $(4,054)     N/M
Minority interest......................   $ (609)   $  (272)      124%    $(2,860)   $   352      N/M

The Communications Group realized a gain on the disposal of businesses amounting to $2.8 million in the nine months ended September 30, 2000. The gain was attributable to the sale of NewsTalk Radio, Berlin, in July 2000 and resulted primarily from the settlement of $2.3 million of liabilities without a cash payment. For the nine months ended September 30, 1999 the Communications Group incurred losses amounting to $1.2 million relating to its disposition of its Paging One business in Austria.

Foreign currency gains for the first nine months of 2000 amounted to $57,000 compared to losses of $4.1 million in the first nine months of 1999 and represented the remeasurement of the ventures' financial statements, in most cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency gain related to the transaction differences resulting from the use of these different rates. During the nine months ended September 30, 2000 a small foreign currency gain resulted primarily from the fluctuation of the U.S. dollar against the local currency in Russia. Large foreign currency losses in 1999 were incurred due primarily to the adverse effect of the weakening of local currencies in Germany and Austria.

Minority interest represents the allocation of income or losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP--CHINA

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's ventures as of and for the three and nine months ended September 30, 2000 and 1999:

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2000       1999
------------------------                                      -----------   --------   --------
WIRELESS TELEPHONY
Ningbo Ya Mei Telecommunications Co., Ltd. (Ningbo City,
  China)....................................................      70%          L           D
Ningbo Ya Lian Telecommunications Co., Ltd. (Ningbo
  Municipality, China)......................................      70%          L           D

FIXED TELEPHONY
Sichuan Tai Li Feng Telecommunications Co., Ltd. (Sichuan
  Province, China)..........................................      92%          L           D
Chongqing Tai Le Feng Telecommunications Co., Ltd.
  (Chongqing
  Municipality, China)......................................      92%          L           D

INTERNET SERVICES--E-COMMERCE
Huaxia Metromedia Information Technology Co., Ltd. (Beijing,
  China)....................................................      98%          C           P
66cities.com Co., Ltd. (Beijing, China).....................      97%          C         N/A

TELECOMMUNICATIONS JOINT VENTURE INFORMATION

The Company is no longer recording the operations of its China telecommunications joint ventures as of July 1, 1999. The following tables represent summary financial information for the Company's telecommunications joint ventures and their related projects in China as of and for the nine and three months ended September 30, 1999, respectively, (in thousands):

TELECOMMUNICATIONS JOINT VENTURES

                                                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                                             SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                                             ------------------   ------------------
                                                                   TOTAL                TOTAL
                                                             ------------------   ------------------
Revenues...................................................        $2,530               $    3
Depreciation and amortization..............................        (1,900)                (184)
Operating loss.............................................           (47)                (378)
Net loss...................................................        (3,357)              (1,581)
Equity in losses of joint ventures.........................          (652)                (505)

OVERVIEW. The Company held interests in four telecommunications joint ventures in China, each of which engaged in cooperation contracts with China United Telecommunications Incorporated ("China Unicom") to finance and support development of local telecommunications services. All four of these ventures prematurely terminated operations by order of the Chinese government in 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received all of its distributions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) as of September 30, 2000 and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved.

The $94.7 million in total distributions from the joint ventures was insufficient to fully recover the goodwill originally recorded in connection with the Company's investment in these joint ventures. As of September 30, 2000, the Company had recorded non-cash impairment charges of $41.7 million for the write-off of goodwill to reflect this shortfall.

CHINA E-COMMERCE JOINT VENTURE INFORMATION

In May 1999, Metromedia China's wholly-owned subsidiary, Asian American Telecommunications, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company to form Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. At time of formation, the Company owned 49% equity interest in Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients.

Huaxia JV had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will provide the software needed by all of the Company's current and planned e-commerce business units. On September 20, 2000, the Chinese government approved a revised joint venture agreement for Huaxia JV whereby the Company's ownership interest in the joint venture was increased to 98%. The Company's only material cost for its increased ownership position in Huaxia JV is a corresponding increase in its obligation for future registered capital contributions. Huaxia JV's business license remains unchanged.

The terms under which Huaxia JV is currently licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years and the joint venture's debt to registered capital ratio cannot exceed 50%. As of September 30, 2000, Asian American Telecommunications had made $980,000 of its scheduled registered capital investment and had advanced $242,000 in shareholder loans. For the nine months ended September 30, 2000, the Company recorded equity in losses of Huaxia JV's operations of $683,000 which represents the costs for establishing the joint venture and its pre-operational software development and testing activities. The Company has reflected Huaxia JV's results of operations through September 30, 2000 as an equity method investment and has consolidated Huaxia JV as of September 30, 2000 and will consolidate its results of operations subsequent to September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Huaxia JV is pre-operational as of September 30, 2000 and its results of operations are included under the equity method. The following tables represent summary financial information for the Company's China e-commerce Huaxia joint venture as of and for the nine and three months ended September 30, 2000, respectively, (in thousands):

                                                             NINE MONTHS ENDED    THREE MONTHS ENDED
                                                             SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                             ------------------   ------------------
Revenues...................................................         $ --                 $ --
Depreciation and amortization..............................           38                   13
Operating loss.............................................         (683)                (143)
Net loss...................................................         (683)                (145)
Assets.....................................................          676                  676

On July 24, 2000, the Company's majority-owned subsidiary Metromedia China Corporation purchased an 80% equity interest in Twin Poplars, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. Twin Poplars owns a 97% equity interest in Beijing 66cities.com Company, Limited, a Chinese equity joint venture licensed to engage in information content provision and e-commerce services in China ("66cities JV"). Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in the venture. As of September 30, 2000, the Company had advanced $802,000 to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2000 the Company owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of September 30, 2000, Twin Poplars had invested $500,000 registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. The joint venture currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also operates the 66cities.com website, which offers comparable information via the internet and hosts links to various Chinese travel and entertainment related services.

66cities JV is not, itself, a publisher and is paid service fees for information preparation and various forms of support to its Chinese publishing clients' operations. Although its service revenues may, in part, reflect advertising fees collected by its Chinese publisher clients, it does not generate advertising revenue itself. The website it supports is operated under a hosting agreement with a Chinese internet service provider and 66cities JV does not generate any direct revenues for providing internet access or similar basic internet services. Revenues generated from service provider clients linked to the 66cities JV's website reflect commissions on sales that such service providers make to parties accessing the website. These factors reflect current restrictions of Chinese law as to the scope of business permitted for foreign-invested entities operating in China.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following tables sets forth operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various telephony and e-commerce related joint ventures in China (in thousands):

                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                        ------------------------------   ------------------------------
                                          2000       1999     % CHANGE     2000       1999     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Operating loss........................   $(791)    $(52,323)    N/M       $ (374)   $(59,396)    N/M
Equity in losses of joint ventures....   $(145)    $   (505)     71%      $ (683)   $   (652)     (5)%
Minority interests....................   $ 542     $ 22,654     (98)%     $1,797    $ 26,882     (93)%

OPERATING LOSS INCLUDING ASSET IMPAIRMENT CHARGES. For the three and nine months ended September 30, 2000, operating loss was $791,000 and $374,000, respectively. In the comparable periods in the prior years, the Company recorded operating losses of $52.3 million and $59.4 million, respectively, including a write-down of goodwill of $50.9 million in connection with the dissolution of the Company's former telecommunications joint ventures. Current year operating losses primarily reflect reductions in asset impairment charges from distribution of settlement proceeds received in connection with dissolution of the Company's former telecommunications joint ventures in China offset by operating expenses and the start-up of operations of Twin Poplars. Operating expenses for the three and nine months ended September 30, 2000 were $947,000 and $4.4 million, respectively, as compared to $ 1.4 million and $6.9 million, respectively, for the three and nine months ended September 30, 1999. With the dissolution of its telecommunications joint ventures, the Company has substantially reduced its overhead expenses.

EQUITY IN LOSSES OF JOINT VENTURES. For the three and nine months ended September 30, 2000, the Company has recorded an equity in losses of the operations of $145,000 and $683,000 which principally represents the start-up and pre-operational losses of Huaxia JV. Equity in losses of the Communications Group's joint ventures in China for the three and nine months ended
September 30, 1999 reflect the operating losses of the Company's former telecommunications joint ventures prior to their signing the settlement agreements with China Unicom on December 3, 1999.

MINORITY INTERESTS. For the three and nine months ended September 30, 2000 and 1999, minority interests represents the allocation of income (losses) to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

During 1998, and continuing in 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. In 2000, there have been indications that the economic climate may be improving, however, at this time, the prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe negatively affected by the economic crisis remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in the first part of 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 has not been as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. The effect of these uncertainties has negatively impacted the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

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

SNAPPER

The following table sets forth Snapper's revenues, gross profit and operating income (loss) for the three and nine months ended September 30, 2000 and 1999 (in thousands):

                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------   ---------------------------------
                                  2000        1999      % CHANGE      2000        1999      % CHANGE
                                ---------   ---------   ---------   ---------   ---------   ---------
Revenues......................   $33,989     $46,989       (28)%    $136,519    $166,207       (18)%
Gross profit..................   $ 9,059     $13,337       (32)%    $ 44,674    $ 53,880       (17)%
Operating income (loss).......   $(6,110)    $(4,334)      (41)%    $  1,418    $  6,317       (78)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES. Snapper's sales for the three months ended September 30, 2000 were $34.0 million as compared to $47.0 million for the same period in 1999. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales for the quarter ended September 30, 2000 were lower in all lawn and garden categories due to a continued drought in the Southeast. Snapper's snowthrower sales for the quarter ended September 30, 2000 were also lower by $3.4 million. Also, in the first quarter of 2000, Snapper notified a number of its commissioned distributors and commissioned agents of Snapper's decision not to extend their existing contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, which may allow it to improve profit margins in the future. This announcement negatively impacted sales during the third quarter, and is anticipated to negatively impact sales for the remainder of 2000. In addition, Snapper agreed to repurchase parts and accessories owned by these distributors whose contracts were not renewed, and recorded a $2.7 million reduction of revenue during the quarter ended September 30, 2000. During the quarter ended September 30, 2000, Snapper introduced a new Grounds Cruiser utility vehicle, which generated $3.4 million in sales.

On September 19, 2000, Snapper announced that it had reached an agreement with Wal-Mart Stores, Inc. to sell several models of Snapper walk-behind mowers, lawn tractors and rear-engine riding mowers throughout most Wal-Mart stores and Wal-Mart Supercenter locations in the U.S. The Wal-Mart agreement marks a major change in Snapper's distribution focus. Snapper traditionally marketed its products through more than 4,000 independent outdoor power equipment dealers throughout the U.S. The strengthening popularity of home center stores and mass merchants has led Snapper to seek additional opportunities to reach consumers. Snapper expects to begin shipping products to Wal-Mart by December 2000. Snapper's network of dealers will continue to sell Snapper residential equipment, commercial equipment, snowthrowers, tillers and its new utility vehicle, as well as handle all service for Snapper equipment.

Snapper's sales for the nine months ended September 30, 2000 were $136.5 million as compared to $166.2 million for the same period in 1999. Drought conditions in the Southeast, decreases in sales from not renewing commissioned distributor and agent contracts discussed above, the repurchase of parts and accessories and a $8.4 million decrease in snowthrower sales in 2000 as compared to 1999 accounted for decreases in current year-to-date sales.

GROSS PROFIT. Gross profit for the three months ended September 30, 2000 was $9.1 million as compared to $13.3 million for the same period in 1999. The lower gross profit was due to lower sales and distributor buybacks noted above. In addition, Snapper recorded an additional $500,000 writedown for excess inventory related to the distributor parts and accessories buybacks in 2000, which negatively impacted gross profit.

Gross profit for the nine months ended September 30, 2000 was $44.7 million as compared to $53.9 million for the same period in 1999. The lower gross profit was due to lower sales and distributor buybacks as noted above.

OPERATING INCOME (LOSS).  Operating loss for the three months ended
September 30, 2000 was $6.1 million as compared to $4.3 million for the same period in 1999. The increase in operating loss was due to lower sales and distributor buybacks as noted above. In addition, third quarter 2000 profits were negatively impacted due to $1.5 million in additional expenses related to the non-renewal of commissioned distributor contracts.

For the nine months ended September 30, 2000, operating income was $1.4 million as compared to $6.3 million for the same period in 1999. Decreases in operating income for the nine months ended

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
September 30, 2000 were due to lower sales as noted above, as well as $2.0 million of additional expenses related to non-renewal of commissioned distributor contracts.

In connection with Snapper's decision not to extend the existing sales contracts to certain commissioned distributors and commissioned agents, Snapper has incurred approximately $3.8 million in costs. Snapper anticipates minimal additional costs to complete this program, which should be completed prior to December 31, 2000.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                             ------------------------------   ------------------------------
                                               2000       1999     % CHANGE     2000       1999     % CHANGE
                                             --------   --------   --------   --------   --------   --------
Operating loss.............................  $(1,404)   $(1,928)      27%     $(4,461)   $(4,861)      8%

OPERATING LOSS. For the three and nine months ended September 30, 2000 and 1999, Corporate Headquarters had general and administrative expenses of approximately $1.4 million and $4.5 million, and $1.9 million and $4.9 million, respectively. Corporate headquarters includes general and administrative expenses.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and nine months ended September 30, 2000 and 1999 (in thousands):

                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------   ---------------------------------
                                      2000        1999      % CHANGE      2000        1999      % CHANGE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Interest expense.................   $ (7,279)   $ (2,792)     (161)%    $(23,299)   $ (9,721)     (140)%
Interest income..................   $  1,502    $  1,852       (19)%    $  3,025    $  6,098       (50)%
Gain on settlement of option.....   $     --    $     --       N/A      $  2,500    $     --       N/A
Income tax expense...............   $ (2,341)   $   (153)      N/M      $ (6,952)   $   (358)      N/M
Discontinued operations..........   $     --    $(12,776)      N/A      $     --    $(12,776)      N/A
Net loss.........................   $(22,203)   $(64,323)      (65)%    $(55,336)   $(87,200)      (37)%

INTEREST EXPENSE. Interest expense increased $4.5 million to $7.3 million, and $13.6 million to $23.3 million, for the three and nine months ended
September 30, 2000, respectively, when compared to 1999. The increase in interest was principally due to the $4.7 million and $13.9 million, respectively, of amortization of debt discount on the Company's 10 1/2% senior discount notes for the three and nine months ended September 30, 2000.

INTEREST INCOME. Interest income decreased $351,000 to $1.5 million for the three months ended September 30, 2000 when compared to 1999, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company.

Interest income decreased $3.1 million to $3.0 million for the nine months ended September 30, 2000, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INCOME TAX EXPENSE. For the three and nine months ended September 30, 2000 and 1999, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $7.0 million and $16.9 million, $18.0 million and $25.9 million, respectively. The income tax benefit in 2000 and 1999 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2000 is principally from income taxes on the Company's PeterStar operations. The income tax expense in 1999 reflects foreign taxes in excess of the federal credit.

NET LOSS INCLUDING DISCONTINUED OPERATIONS AND GAIN ON SETTLEMENT OF
OPTION. Net loss decreased to $22.2 million for the three months ended September 30, 2000 from $64.3 million for the three months ended September 30, 1999. The decrease in net loss is principally from the reduction in operating loss from $69.5 million in 1999 to $17.0 million in 2000. The decrease in operating losses is attributable to the write off of goodwill in 1999 of $50.9 million in connection with the Company's operations in China, reduction in overhead costs at the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and China, partially offset by an increase in amortization costs related to the amortization of goodwill and licenses attributable to the acquisition of PLD Telekom and the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. The net loss in the three months ended September 30, 2000 was negatively impacted by the increase in interest expense of $4.5 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $2.2 million partially offset by the gains on disposition of businesses by the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. The net loss in 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Company's former entertainment assets and the allocation of the net loss attributable to the Company's China operations, including the $50.9 million write off of goodwill.

Net loss decreased to $55.3 million for the nine months ended September 30, 2000 from $87.2 million for the nine months ended September 30, 1999. The decrease in net loss is principally from the reduction in operating loss from $85.6 million in 1999 to $34.7 million in 2000. The decrease in operating loss is attributable to the write off of goodwill in 1999 of $50.9 million in connection with the Company's operation in China, reduction in overhead costs at the Communications Group's operation in Eastern Europe and the republics of the former Soviet Union and China, partially offset by an increase in amortization costs related to the amortization of goodwill and licenses attributable to the acquisition of PLD Telekom and the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. The net loss in the nine months ended September 30, 2000 was negatively impacted by the increase in interest expense of $13.6 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $6.6 million partially offset by gains related to the buyout of an option to acquire an ownership interest in a telecommunications entity and gains on dispositions of businesses by the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. The net loss in 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Company's former entertainment assets and the allocation of the net loss attributable to the Company's China operations including the $50.9 million write off of goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OVERVIEW. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the near-term.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective disposition of assets.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

The Company will also be required to pay interest on its 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. Since its initial dividend payment on December 15, 1997, through September 15, 2000, the Company has paid its quarterly dividends on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) preferred stock in cash. If the Company elects to continue to pay the dividend in cash, the annual cash requirement will be $15.0 million. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock, subject to adjustment under certain conditions.

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

Upon the occurrence of a change of control of the Company (as such term is defined in the Indenture), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the accreted value of the Senior Discount Notes (if such repurchase is before March 30, 2002) or 101% of the principal amount of such

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) notes plus accrued and unpaid interest to the date of repurchase (if such repurchase is after March 30, 2002).

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

TRAVELERS. Also at completion of the Company's acquisition of PLD Telekom, PLD Telekom paid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom agreed to repay Travelers the remaining $4.9 million due under the Old Travelers Agreement on August 30, 2000 and to pay interest on the outstanding amount at a rate of 10 1/2%. The $4.9 million was repaid on August 30, 2000, fully discharging the obligation to Travelers.

COMSTAR. As part of the Communications Group's strategy to further develop its fixed telephony business, in June 2000 it entered into an agreement with Marconi Communications Limited of the U.K. to acquire Marconi's 50% ownership position in Comstar, the third largest digital overlay operator in Moscow. The Company has agreed to pay $60.0 million for the 50% interest in Comstar. The parties expect the transaction to close in 2000, following the completion of due diligence and the resolution of any issues arising from that process. Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). It has a 756 mile optical fiber network throughout Moscow. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network of 4.5 million customers. Comstar has a well-established platform that facilitates all types of IP services through a Central Internet Service Node based on Marconi technology. This platform will enable Comstar to develop VoIP services, point-to-point data communications, frame relay, ATM and a total package of ISP services.

The acquisition of the Comstar interest is expected to give the Communications Group a significant presence in the Moscow market, which remains the most important in Russia, and complements its position in Russia's second largest city, St. Petersburg, through its majority owned interests in PeterStar and its wholly owned interest in Baltic Communications Limited.

The agreement with Marconi required the Communications Group to place
$3.0 million in escrow, pending closing of the transaction. In the event that the acquisition is not completed by November 30, 2000, Marconi has the right to terminate the Purchase Agreement and, in certain circumstances, retain the escrowed funds. In addition, the purchase price is subject to escalation in certain circumstances, with the additional amount not exceeding approximately $1.2 million.

TELECOMINVEST. In September and October 1999, PLD Telekom entered into certain option agreements (subsequently assigned to the Company) with Commerzbank AG and First National Holding S.A. which owns the majority of the ordinary shares of OAO Telecominvest, a Russian company with interests in a wide range of telecommunications companies in St. Petersburg and Northwestern Russia, and which is PLD Telekom's joint venture partner in its subsidiary PeterStar. The aggregate consideration for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) options was $8.5 million. The options gave the Company the right to participate in a planned private placement by First National Holding by acquiring, for nominal value, that number of shares equal to $8.5 million divided by 80% of the issuance price in the placement or, if the placement was not completed on or before December 31, 1999 (extended by amendment to January 31, 2000), to acquire up to 16% of First National Holding for additional consideration of approximately $8.5 million. In resolution of disputes regarding the parties' rights under those agreements, on March 30, 2000, First National Holding paid the Company $11.0 million in full settlement of the Company's and PLD Telekom's rights under the option agreements.

COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

OVERVIEW. The Communications Group has invested significantly (through capital contributions in cash or equipment, loans and management assistance and training) in its joint ventures. The Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities in selected emerging markets.

The Communications Group and certain of its joint ventures are experiencing continuing losses and negative operating cash flow since many of the businesses are in the development and start-up phase of operations. The Communications Group's primary source of funds has been from the Company in the form of inter-company loans.

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 2000, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $234.0 million, of which $47.3 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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

As a result of the acquisition of PLD Telekom by the Company, the majority of PLD Telekom's commitments at the holding company level have been satisfied or assumed by the Company, such that the $4.9 million paid to Travelers on August 30, 2000, as described above was the only material obligation required to be satisfied during 2000.

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

As part of the original transaction, the Communications Group sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos' percentage ownership interest.

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

TYUMENRUSKOM. As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems AB for equipment financing provided by Ericsson to one of the Communication Group's wholly owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has made a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

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

PORTAL DEVELOPMENT

The Communications Group has commenced the roll out of three national language portal websites affiliated with its radio stations in Estonia and Hungary. Over the next twelve months, the Communications Group expects to rollout additional national language portal websites in Latvia and the Czech Republic, and using the marketing power of its eighteen radio stations in Eastern Europe and the republics of the former Soviet Union to create the first transnational network of consumer-oriented entertainment portals in this part of the world. In addition, the Company is working to develop a full range of internet service offerings related to all of the Company's assets in Eastern Europe and the republics of the former Soviet Union.

The portal UunoWeb features all the functionalities of a general portal site including real time local and international news, search engines, classified and personal sections, TV and radio schedule information, SMS-short message service, forums and chat rooms. Users can access real time information about the song playing on the appropriate MITI radio station, including information on the artist, engage in voting and polling, and purchase CDs on-line. Users have the ability to listen to the latest newscast, updated every half hour. This service will be extended to provide mobile users the ability to access this information and more, using WAP (wireless access protocol) services.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Although initially targeted as wireless card verification transactions with banks and credit card issuers, the Cardlink technology can be applied to developing and implementing other wireless data communication network infrastructures where conventional telephone networks are either non-existent or poor in terms of coverage and availability. Cardlink has also recently entered into an agreement in the United Kingdom to utilize the Cardlink technology in the recharge of prepaid mobile phones and is exploring the commercial development of other applications using this technology.

COMMUNICATIONS GROUP-CHINA

From 1996 through 1999, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Asian American Telecommunications Corporation. All four of these ventures prematurely terminated operations by order of the Chinese government in late 1999. Concurrent with this termination, the Company reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements and cooperation contracts. The Company has received all of its distributions as of September 30, 2000, and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved.

The Company and MITI have made inter-company loans to majority-owned subsidiary Metromedia China Corporation under a credit agreement, and Metromedia China has used the proceeds of these loans principally to fund its investments in joint ventures in China. Cash proceeds from the dissolution of the China telecommunications joint ventures were applied to repayment of these loans plus accrued interest. At September 30, 2000, Metromedia China owed $4.9 million under this credit agreement (including accrued interest).

In May 1999, Metromedia China's wholly-owned subsidiary, Asian American Telecommunications, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company to form Huaxia Metromedia Information Technology Co., Ltd., known as Huaxia JV. At time of formation, the Company owned a 49% equity interest in Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients.

Huaxia JV had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will provide the software needed by all of the Company's current and planned e-commerce business units. On September 20, 2000, the Chinese government approved a revised joint venture agreement for Huaxia JV whereby the Company's ownership interest in the joint venture was increased to 98%. The Company's only material cost for its increased ownership position in Huaxia JV is a corresponding increase in its obligation for future registered capital contributions. Huaxia JV's business license remains unchanged.

The terms under which Huaxia JV is currently licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years and the joint venture's debt to registered capital ratio cannot exceed 50%. As of September 30, 2000, Asian American Telecommunications had made $980,000 of its scheduled registered capital investment and had advanced $242,000 in shareholder loans. For the nine months ended September 30, 2000, the Company recorded equity in losses of Huaxia JV's operations of $683,000 which represents the costs for establishing the joint venture and its pre-operational software development and testing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
On July 24, 2000, the Company's majority-owned subsidiary Metromedia China Corporation purchased an 80% equity interest in Twin Poplars, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. Twin Poplars owns a 97% equity interest in Beijing 66cities.com Company, Limited, a Chinese equity joint venture licensed to engage in information content provision and e-commerce services. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in the venture. As of September 30, 2000, the Company had advanced $802,000 to Twin Poplars, all of which was invested in or advanced to 66cities JV. Twin Poplars operates as a holding company for the Chinese joint venture and has no operations or assets other than its interests in the venture.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2000 the Company owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of September 30, 2000, Twin Poplars had invested $500,000 registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. The joint venture currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also operates the 66cities.com website, which offers comparable information via the internet and hosts links to various Chinese travel and entertainment related services.

66cities JV is not, itself, a publisher and is paid service fees for information preparation and various forms of support to its Chinese publishing clients' operations. Although its service revenues may, in part, reflect advertising fees collected by its Chinese publisher clients, it does not generate advertising revenue itself. The website it supports is operated under a hosting agreement with a Chinese internet service provider and 66cities JV does not generate any direct revenues for providing internet access or similar basic internet services. Revenues generated from service provider clients linked to the 66cities JV's website reflect commissions on sales that such service providers make to parties accessing the website. These factors reflect current restrictions of Chinese law as to the scope of business permitted for foreign-invested entities operating in China.

Huaxia JV is pre-operational as of September 30, 2000. Twin Poplars' publishing support lines of business in China were commercially operational during 2000 and 66cities JV is in pre-operational testing of its 66cities.com website.

The Communications Group is actively pursuing other investment opportunities in China's information industry sector.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the Lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders have agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). Interest on the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Snapper loan is payable at Snapper's option at a rate equal to prime plus up to 0.5% or the London interbank offered rate or LIBOR plus between 2.5% and 3.25%, in each case depending on Snapper's leverage ratio under the Snapper loan agreement. The agreements governing the Snapper loan contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At September 30, 2000 and 1999, Snapper's outstanding liability for its term loan and line of credit was $31.8 million and $35.0 million, respectively.

Snapper signed a $2.5 million term loan on June 1, 2000 with its lenders to fund additional capital expenditures, over and above the capital expenditures the Company is allowed to purchase under its Loan and Security Agreement. The loan will be funded on an as approved basis for up to 12 months after the effective date, and will be due in 20 consecutive quarterly installments beginning
October 1, 2000, with the interest rate at prime plus .25%. As of September 30, 2000, Snapper had received approximately $745,000 in funding under this loan.

As of September 30, 2000, Snapper was not in compliance with certain financial covenants under the loan and security agreement. On October 30, 2000, the lenders under the loan and security agreement waived any event of default arising from such noncompliance. The Company is currently negotiating a new credit agreement with its lenders to replace its current loan and security agreement. Since it is possible that Snapper may not be in compliance with all its financial requirements under its current loan and security agreement in the next four calendar quarters, the Company has reclassified, as required under generally accepted accounting principles, its debt to its lenders of $32.5 million as a current liability.

On March 24, 2000, Snapper's leased distribution facility in Greenville, Ohio was substantially damaged by fire. Snapper was adequately insured for the loss, and received a total of $1.9 million for inventory losses and expenses incurred related to the fire on August 30, 2000 from the insurer.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 2000, noncancelable commitments under these agreements amounted to approximately $10.8 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory can not be sold to another dealer. At September 30, 2000 and 1999, there was approximately $71.2 million and $82.9 million, respectively, outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's repurchase obligations under this agreement.

The Company believes that Snapper's available cash on hand, the cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish profitable operations is subject to significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) policies, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

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

Chinese regulation of business activities involving use of the internet and provision of information content or services via the internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form presently being considered, require the Company to reduce its equity participation in current joint ventures or limit the scale of such participation in future ventures. Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated ventures. Regulations limiting dissemination of information for political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated ventures.

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China joint ventures are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these ventures or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia JV is licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own joint ventures) that may be subject to internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted for foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the internet on The website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to internet-related operations, 66cities JV could be required in the future to adjust its web hosting and internet content provision arrangements to comply with new regulatory developments and such adjustment could adversely affect 66cities JV's overall costs of operation.

MMG CONSOLIDATED

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the nine months ended September 30, 2000 was $305,000, a decrease in cash used in operating activities of $11.7 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, dispositions of businesses, depreciation, amortization, equity in income (losses) of investees, amortization of interest, and income
(loss) allocable to minority interests. Non-cash items decreased $9.2 million from $60.4 million to $51.2 million for the nine months ended September 30, 1999 and 2000, respectively. The decrease relates principally to the writeoff of $50.9 million of goodwill on the Communications Group's operations in China, partially offset by increased depreciation and amortization expenses related to the operations of PLD Telekom which was acquired September 30, 1999. Changes in operating assets and liabilities, net of the effect of acquisitions, increased cash flows for the nine months ended September 30, 2000 by $3.9 million and increased cash flows for the nine months ended September 30, 1999 by $14.7 million.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash provided by investing activities for the nine months ended September 30, 2000 was $58.8 million as compared to cash used in investing activities was $37.0 million for the nine months ended September 30, 1999. The principal sources of funds in 2000 are cash received of $11.0 million in connection with the settlement of an option agreement and distributions received from joint ventures of $72.0 million, primarily related to the liquidation of the telecommunications joint ventures in China. In 2000, the Company utilized
$15.7 million for additions to property, plant and equipment and $5.4 million of funds for acquisitions. The principal uses of funds for the nine months ended September 30, 1999 were investments in and advances to joint ventures of $14.5 million, funds to acquire PLD Telekom of $19.6 million, acquisitions by the Communications Group of $1.4 million and additions to property, plant and equipment of $4.3 million.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $28.5 million and $26.6 million, for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Company used $11.3 million to pay its preferred stock dividend, and there were $18.2 million of debt payments. Funds used in financing activities in 1999 were for the preferred stock dividend of $11.3 million and payments of Snapper's debt of $15.4 million.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $28,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $61,000.

With the exception of certain vendor financing at the operating business level (approximately $5.7 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$5.6 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING
  SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL.

On January 14, 1998, ANTHONY NICHOLAS GEORGIOU, ET AL. V. MOBIL EXPLORATION AND PRODUCING SERVICES, INC., METROMEDIA INTERNATIONAL TELECOMMUNICATIONS, INC., ET AL., Civil Action No. H-98-0098, was filed in the United States District Court for the Southern District of Texas. Plaintiffs claimed that Metromedia International Telecommunications conspired against and tortuously interfered with plaintiffs' potential contracts involving certain oil exploration and production contracts in Siberia and telecommunications contracts in the Russian Federation. On or about February 27, 1998 Metromedia International Telecommunications filed its answer denying each of the allegations contained in the complaint. On or about September 15, 2000, the United States District Court for the Southern District of Texas, Houston Division entered a Stipulation of Dismissal with Prejudice agreed to by the parties thereby dismissing this case.

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

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia, alleging that current and former officers or directors of the Company, while serving as directors of RDM, and other RDM directors breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM has moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM has moved to intervene in or join the proceeding. Plaintiffs in this adversary proceeding seek the following relief against the defendants, including the current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper. On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in an amount to be proven at trial, reasonable attorneys' fees, and such other and further relief as the court deems just and proper. The Company believes it has meritorious defenses and plans to vigorously defend these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or an estimate of the likely amount or range of possible loss, if any.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2000, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreement"). On October 30, 2000, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

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

Dated: November 13, 2000