Form 10-K405
period 2000-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2001-04-02
CIK 39547

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______________ to ______________

                          Commission File Number 1-5706

                         -------------------------------

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

                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                               Name of each exchange on which registered
-------------------                               -----------------------------------------
Common Stock, $1.00 par value                     American Stock Exchange
                                                  Pacific Stock Exchange
7 1/4% Cumulative Convertible Preferred Stock     American Stock Exchange
                                                  Pacific Stock Exchange

                         -------------------------------

           Securities registered pursuant to Section 12(g) of the Act:
                     10 1/2% Senior Discount Notes due 2007

                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at March 22, 2001 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $185,414,323.

The number of shares of Common Stock outstanding as of March 22, 2001 was 94,034,947.

                       Documents Incorporated By Reference

Portions of the Definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

Item 1. Business

Overview

Metromedia International Group, Inc. ("MMG" or the "Company") is a global communications company engaged in the development and operation of a variety of communications businesses in Eastern Europe, the republics of the former Soviet Union and other selected emerging markets, through its subsidiaries Metromedia International Telecommunications, Inc. ("MITI"), Metromedia China Corporation and since September 30, 1999, PLD Telekom Inc., collectively referred to as the "Communications Group."

The Communications Group's principal areas of operation currently include:

      o fixed telephony, including PeterStar in St. Petersburg, and Comstar and Teleport-TP based in Moscow

      o wireless telephony, including a GSM operator in Georgia and an AMPS operator in Kazakhstan

      o cable television and broadband networks, including systems in Russia, Romania, Kazakhstan and Latvia

      o radio broadcasting, including the established brands Radio 7 in Moscow, Radio Juventus in Budapest and Country Radio in Prague

The Company also held interests in several telecommunications service related joint ventures in China. These ventures terminated operations in late 1999 as a result of an order of the Chinese government and the Company reached agreement with the co-operative partners served by the joint ventures for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements, all of which has been received. The Communications Group is currently developing e-commerce business opportunities in China.

The Company also owns Snapper, Inc., which is a wholly-owned subsidiary. Snapper manufactures Snapper(R) brand premium-priced power lawnmowers, garden tillers, snowthrowers, utility vehicles and related parts and accessories. The Company owned Snapper prior to the November 1, 1995 merger described below under "Corporate History" and the subsequent shift in the Company's business focus to a global communications company. Accordingly, the Company views Snapper as a non-core asset and is managing Snapper in order to maximize stockholder value.

Recent Developments

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China and radio and cable businesses from its telephony assets as a means to maximize stockholder value. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders. On March 1, 2001, the Company engaged Salomon Smith Barney and ING Barings, two independent, internationally recognized investment banking firms to advise it on these various alternatives.

The Company's Board of Directors has not approved any definitive transaction and any final action would remain subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks and bondholders. As a result, all information in this Annual Report has been prepared assuming the Company continues to operate each of its lines of business. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. See Item 3 "Legal Proceedings".

During December 2000, the Company received four separate proposals from the Company's stockholders for inclusion in the Company's Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting"). The Company is currently evaluating whether it is required to include such proposals in its Proxy Statement for the Annual Meeting. In addition, on March 14, 2001 the Company received notice on behalf of certain affiliates of Elliot Associates, a stockholder of the Company, that they have nominated three individuals to stand for election to the Company's Board of Directors at the Annual Meeting. The Company is currently evaluating this notice and the Company has not to date received any additional information or proxy materials from this stockholder. In light of the consideration by the Company's management and the Board of Directors of the structural alternatives for the Company and its business lines and the possibility that any such transaction might require stockholder approval, the Board of Directors has not yet established a definitive date for the Annual Meeting.

Set forth below is a chart of the Company's operational structure and business segments:

                               [GRAPHIC OMITTED]

* The Communications Group's ownership percentage of each venture is listed in the Joint Venture Ownership Structure.

Summary of 2000 Business Performance

Results of Operations. In 2000 and 1999, the Company reported revenue of $144.9 million and $48.7 million, respectively, from the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and China and $168.0 million and $216.3 million from Snapper. The Communications Group's consolidated revenues increased in 2000 with the acquisition of PLD Telekom and should increase further as the Communications Group's joint ventures grow their businesses.

Sale of Baltcom GSM. In October 2000 the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The Communications Group's sale of its interest in Baltcom GSM was part of a sale by all of the selling shareholders of their stakes to Tele2. The sale agreement contained customary representations and warranties from the selling shareholders, including MITI, and indemnification provisions for the benefit of the buyer from the selling shareholders. The Communications Group recorded the after tax gain on this sale of approximately $57.4 million, in the fourth quarter of 2000.

Acquisition of Comstar. In December 2000, the Company acquired a 50% interest in ZAO Comstar, a large digital overlay operator in Moscow, from Marconi Communications Limited. The purchase price was approximately $61.4 million in cash.

Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). Comstar has a 756 mile optical fiber network throughout the city of Moscow. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network. Comstar has a well-established platform that facilitates all types of IP services through a Central Internet Service Node. This platform enables Comstar to develop VoIP services and a total package of ISP services.

Subscriber Growth. During 2000, the Communications Group continued to experience significant subscriber growth. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 2000 fiscal year end was 1,023,451, an increase of approximately 28% over the 1999 fiscal year end total of 801,623 subscribers (adjusted for the subscribers of Baltcom GSM, in which the Company sold its interest in October 2000). The subscriber numbers include the subscriber numbers of all acquisitions in 2000, including Comstar.

As described below with respect to the financial results, the year-end subscriber numbers of all of the Communications Group's businesses other than the businesses of PLD Telekom and Comstar are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year.

Corporate History

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc.", and changed its strategic focus to a global media, communications and entertainment company. On July 10, 1997, the Company narrowed its strategic focus to a global communications company when it consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. Following on from this, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theatre Group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. These transactions provided significant funds for the Company's expansion in its communications businesses.

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

Principal Shareholders

Metromedia Company, a Delaware general partnership, and related entities hold 17,251,228 shares of the Company's common stock, representing approximately 18.4% of the Company's outstanding common stock at December 31, 2000. John W. Kluge, the Company's Chairman of the Board, and Stuart Subotnick, its Vice Chairman, President and Chief Executive Officer, are Metromedia Company's partners. News PLD LLC, a subsidiary of The News Corporation, holds 9,136,744shares of the Company's common stock, representing approximately 9.7% of the Company's outstanding common stock.

                                    * * * * *

The Company's principal executive offices are located at One Meadowlands Plaza, East Rutherford, New Jersey 07073-2137, telephone: (201) 531-8000.

Certain statements set forth below in this form 10-K constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page [96].

Description of Business Groups

Communications Group

The Communications Group invests in communications businesses principally in Eastern Europe and the republics of the former Soviet Union. Until the end of 1999, the Communications Group also held interests in several telecommunications service related joint ventures in China. The percentage of consolidated revenues from operations in Eastern Europe and the republics of the former Soviet Union for 2000, 1999, and 1998 were 46%, 18%, 13%, respectively.

At December 31, 2000, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 58 operational systems, consisting of 12 cable television systems, 2 GSM wireless telephone systems (the Communications Group's interest in one of which is in the process of being sold), 3 analog wireless telephone systems, 9 fixed and other telephony networks (which include local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators), 16 radio broadcasting stations, 12 paging systems, 2 other telephony-related businesses and 2 e-commerce businesses.

The Company's Communications Group's joint ventures experienced significant growth in 2000. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 2000 fiscal year end was 1,023,451, an increase of approximately 28% over the 1999 fiscal year end total of 801,623 subscribers, (adjusted for the sale of Baltcom GSM). The 2000 and 1999 subscriber numbers include the subscriber numbers of the PLD Telekom businesses as of December 31, 2000 and 1999, respectively and Comstar as of December 31, 2000. As described below with respect to the financial results, the year-end subscriber numbers of all of the Communications Group's businesses other than the businesses of PLD Telekom and Comstar are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year.

Total combined revenues reported by the Communications Group's consolidated and unconsolidated joint ventures for the years ended December 31, 2000, 1999, and 1998 were $280.1 million, $163.8 million, and $128.9 million, respectively. The 2000 combined results of revenues include the results of operations of Baltcom GSM for the nine months ended September 30, 2000 of $26.6 million. The 1999 combined revenue include the results of PLD Telekom's operating businesses for the three months ended December 31, 1999.

Joint Venture Ownership Structures

The following table summarizes the Communications Group's joint ventures and subsidiaries at December 31, 2000 and the Communications Group's ownership in each company:

                                                                                      Company
Joint Venture (1)                                                                   Ownership %
-----------------                                                               --------------------
Wireless Telephony

Magticom (Tbilisi, Georgia)                                                              35%
ALTEL (Kazakhstan) (2)                                                                   50%
BELCEL (Belarus)                                                                         50%
Tyumenruskom (Tyumen, Russia)                                                            46%
Gorizont-RT (Sakha) (3)                                                                  25%

Fixed and Other Telephony

Comstar ZAO (Moscow, Russia) (4)                                                         50%
PeterStar (St. Petersburg, Russia) (2)                                                   71%
Baltic Communications Limited (St. Petersburg, Russia) (2)                              100%
Teleport-TP (Moscow, Russia) (2) (5)                                                     56%
Telecom Georgia (Tbilisi, Georgia)                                                       30%
MTR-Sviaz (Moscow, Russia) (5)                                                           49%
Instaphone (Kazakhstan) (6)(7)                                                           50%
Caspian American Telecommunications (Azerbaijan)                                         37%
CPY Yellow Pages (St. Petersburg, Russia) (2)                                           100%
Cardlink ZAO (Moscow, Russia) (2)                                                        85%
Spectrum (Kazakhstan) (6)(8)                                                             33%

Internet Services

Huaxia Metromedia Information Technology Co., Ltd.
  (Beijing, China) (2) (9)                                                               57%
66cities.com Co., Ltd. (Beijing, China) (2) (9)                                          50%

Cable Television

Romsat Cable TV (Bucharest, Romania) (2)                                                100%
Viginta (Vilnius, Lithuania) (2)                                                         55%
ATK (Archangelsk, Russia) (2)                                                            81%
Ala TV (Bishkek, Kyrghizstan)  (2)                                                       53%
Ayety TV (Tbilisi, Georgia (2) (10)                                                      85%
Kosmos TV (Moscow, Russia)                                                               50%
Baltcom TV (Riga, Latvia)                                                                50%
Kamalak TV (Tashkent, Uzbekistan)                                                        50%
Sun TV (Chisinau, Moldova) (11)                                                          50%
Alma TV (Almaty, Kazakhstan)                                                             50%
Cosmos TV (Minsk, Belarus)                                                               50%
Teleplus (St. Petersburg, Russia) (6) (12)                                               45%

                                                                                      Company
Joint Venture (1)                                                                   Ownership %
-----------------                                                               --------------------
Radio Broadcasting

Radio Juventus (Budapest, Hungary) (2)                                                  100%
SAC (Moscow, Russia) (2)                                                                 83%
Radio Skonto (Riga, Latvia) (2)                                                          55%
Radio One (Prague, Czech Republic) (2)                                                   80%
Country Radio (Prague, Czech Republic) (2)                                               85%
Radio Georgia (Tbilisi, Georgia) (2) (13)                                                51%
Radio Katusha (St. Petersburg, Russia) (2) (13)                                          75%
AS Trio LSL (Estonia) (13)                                                               49%
Oy P4 Radio (Finland) (14)                                                               90%
Metroradio (Bulgaria) (15)                                                              100%

Paging

Baltcom Paging (Estonia) (2)                                                             85%
CNM (Romania) (2) (16)                                                                   54%
Eurodevelopment (Ukraine) (2) (6)                                                        51%
Baltcom Plus (Latvia) (6)                                                                50%
Paging One (Tbilisi, Georgia) (6)                                                        45%
Raduga Poisk (Nizhny Novgorod, Russia) (6)                                               45%
PT Page (St. Petersburg, Russia) (6) (12)                                                40%
Kazpage (Kazakhstan) (6) (17)                                                         26-41%
Kamalak Paging (Tashkent, Samarkand, Bukhara and
    Andijan, Uzbekistan)                                                                 50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (6)                                   50%
Paging Ajara (Batumi, Georgia) (6)                                                       35%
Mobile Telecom (Russia) (18)                                                             50%

------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group is selling its 25% interest to one of the other partners in the venture.

(4)   The Communications Group acquired a 50% stake in Comstar in December 2000.

(5) The Company's interests in Teleport-TP and MTR-Sviaz are held through its wholly-owned subsidiary Technocom Limited.

(6)   Results of operations are no longer reported.

(7) The Communication Group is currently negotiating the disposition of its interest in Instaphone.

(8) The Communication Group is currently negotiating the disposition of its interest in Spectrum.

(9) The Communications Group's majority-owned subsidiary Metromedia China Corporation indirectly owns 98% of Huaxia JV. Metromedia China currently owns 90% of Twin Poplars LLC with an option to acquire the remaining 10%, and Twin Poplars owns 97% of 66cities JV.

(10) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this venture were consolidated in the fourth quarter of 2000.

(11) During the quarter ended December 31, 2000, the Communications Group entered into an agreement to increase its ownership interest in Sun TV to 65%.

(12) The Communications Group has signed an agreement to dispose of 11% of PT Page, in exchange for an additional 14% of Teleplus. The transaction, which is subject to Russian Anti-Monopoly Commission approval, is expected to close in 2001.

(13) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL operates five radio stations in various cities throughout Estonia. Radio Georgia has two radio stations operating in Georgia.

(14) The Communications Group agreed to acquire a 90% interest in Oy P4 Finland in November 2000 conditioned on the reconfirmation of its licenses, which was received in February 2001.

(15) Metroradio was established by the Communications Group in 1999 and acquired radio broadcasting licenses in November 2000.

(16) The Communications Group is exploring alternatives to either sell CNM or liquidate the venture.

(17) The Communications Group is currently negotiating to dispose of its interests in Kazpage, which is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Communications Group's current interests in the joint venture range from 26% to 41% and its interest in the service entity is 51%.

(18) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001 based on the operational results of the ventures. The Company has not yet made any earnout payments.

Communications Group Strategy

Overview

The Communications Group's primary objective is to develop its core business of providing high-quality modern digital voice, data, multimedia and Internet-based communications capabilities at the lowest possible capital cost in order to generate the highest possible return on investment.

The Communications Group intends to explore new investment opportunities for communications systems in Eastern Europe, republics of the former Soviet Union, China and other emerging markets. As examples, in China, the Communications Group's recently formed e-commerce joint venture is developing Internet trading software usable for a wide variety of commercial trade applications, while the Communications Group is developing services based on the Internet in connection with its existing businesses and possible expansion into new areas.

The Communications Group believes that the range and depth of its capabilities in advanced communications technology and business development make it an attractive joint venture partner for parties seeking to exploit the substantial growth opportunities present in the emerging communications markets. The Communications Group believes that it is well positioned to convert these capabilities into a continuing stream of new investment projects.

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

The Communications Group believes that the performance of its joint ventures has demonstrated that there is significant demand for its services in its license areas. While the Communications Group's operating systems have experienced rapid growth to date, many of the systems are still in early stages of rolling out their services, and therefore, the Communications Group believes it will significantly increase its subscriber and customer bases as these systems mature. In addition, as an early entrant in many markets, the Communications Group believes that it has developed a reputation for providing quality service and has formed important relationships with local entities. The markets in which the Communications Group operates are in varying stages of development and the Communications Group can utilize the market knowledge and technical expertise it gains in earlier service introductions to ease the introduction into new markets on a more cost-efficient manner. As a result, the Company believes it will be able to capitalize on opportunities to provide additional communications services in its markets.

Specific Objectives

The Company's Board of Directors has authorized management to evaluate the possible separation of its Snapper, Metromedia China and radio and cable businesses from its telephony assets as a means to maximize stockholder value. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders.

While the Company is pursuing these options, it will seek to further develop the Communications Group's businesses in order to maximize both the value of the Communications Group as a whole and of its individual business units. The Communications Group intends to achieve its objectives and expand its subscriber and customer bases, as well as its revenues and cash flow, by pursuing the following strategies to build on the developments of 2000:

Continue to develop its fixed line telephony businesses in Moscow and St. Petersburg. Following the acquisition of a 50% stake in Comstar in Moscow in December 2000, the Communications Group now has a significant presence in both Moscow and St. Petersburg. The Communications Group intends to develop its telephony businesses in those cities both through improvements in the Comstar business, through improved marketing and enhanced service offerings in that business, and by cross-selling Comstar and PeterStar services to corporate customers requiring high-quality voice and data services in both metropolitan areas. The Communications Group intends to thereby improve the size and quality of the customer and revenues bases of both PeterStar and Comstar. The Communications Group also intends to work to identify other investment possibilities in these key Russian markets, in terms of value-added services and other communications-related industries.

Further enhance the product and service offerings of cable television. As with the recent digitalization of its cable TV network in Moscow, the Communications Group is working to enhance the technology of its principal cable television and broadband businesses to enhance the products and services offered to its customers. As the networks are enhanced, the Communications Group intends to offer additional geographically-specific and local language programming content, together with developing the broadband networks as the last mile provider of other services.

Develop options for delivering data services and other value-added services over its existing cable and telephony infrastructure. The Communications Group is continuing to enhance the products and services delivered to business and residential customers by both its telephony and cable TV businesses. In connection with and as an extension of these steps, the Communications Group is pursuing a strategy to develop multi-services delivery capability for high-speed data and other value-added services over the existing infrastructures of these businesses using the inherent attributes of Internet Protocol ("IP"). This will allow the use of the networks currently dedicated to the delivery of specific services to become multi-purpose delivery mechanisms capable of carrying a range of services. This would maximize the use of the Group's existing infrastructure and provide additional revenue streams through new product developments not previously possible. The Communications Group intends to pursue these developments both on a business-by-business basis and as more integrated service offerings across the Group's business lines.

Develop Internet capability in its existing businesses and expansion into new areas. In addition to its acquisition of a major Internet Service Provider ("ISP") in Romania in 2000, the Communications Group is actively developing Internet capabilities in a number of its key businesses. These developments are designed to maximize the Group's existing telephony and cable infrastructure to provide a range of Internet-related services including ISP gateway services to Internet exchange complexes and the development of portals and other services for its existing customer base, such as the Internet portals being developed with the Group's radio stations. The Company believes that such services represent a new form of communications and could provide a basis for various forms of electronic commerce among enterprises and with the consuming public.

Develop e-commerce business opportunities in China. Through its majority owned subsidiary, Metromedia China Corporation ("MCC"), the Communications Group has begun development of enterprises in China engaged in providing Internet-based e-commerce systems and services. MCC indirectly owns 98% of Huaxia Metromedia Information Technology Co., Ltd., currently a sino-foreign joint venture that MCC is presently converting into a wholly foreign owned enterprise in China. Huaxia is licensed to develop and operate information systems supporting electronic trading and commerce activities of Chinese enterprises. MCC also indirectly owns 87% of Beijing 66cities.com Co., Ltd., a sino-foreign joint venture that manages a Chinese travel website offering online travel/entertainment product sales. MCC is actively forming other similar e-commerce and information management ventures that will address other commercial sectors in China.

Leverage the Group's strong presence in certain radio markets and continue Internet developments. Several of the Communications Group's radio businesses have established strong brand names and advertising presences in their markets, including in Moscow, St. Petersburg, Budapest and Prague, which the Communications Group intends to continue to develop and leverage. The Communications Group is also seeking to leverage those brands in connection with its Internet strategy, including the continuing introduction of Internet portals developed with the radio stations which are intended to be rolled-out in each of the radio group's principal markets.

Obtain consolidatable positions in the Group's principal assets. Currently, the Communications Group accounts for a number of its principal assets on the equity method due to the size of its shareholding in those ventures. The Communications Group is exploring the possibility of obtaining control of certain of its ventures in order to consolidate their financial results with those of the Company.

Telephony

The Communication Group's telephony lines of business consist of wireless telephony operators and fixed and other telephony networks (including local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators).

Wireless Telephony

The Communications Group has interests in joint ventures and other investments in wireless operators in Georgia (using the digital GSM standard) and in Kazakhstan, Belarus and Tyumen, Russia (using analog standards). As of fiscal year-end 2000, these businesses had a total of 133,154 active subscribers. As of fiscal year-end 1999, the wireless operators had a total of 152,891 active subscribers, of which 72,510 were accounted for by Baltcom GSM (which was sold in October 2000). The 1999 subscriber numbers include the subscriber numbers of the PLD Telekom wireless telephony businesses as of December 31,

1999, as well as Baltcom GSM (which was sold in October 2000), and the other non-PLD Telekom wireless telephony businesses as of September 30, 1999.

Georgia and Sakha

Magticom GSM/Georgia. The Communications Group owns a 70% interest in Telcell Wireless LLC (with Western Wireless holding the balance), which in turn is a 49% shareholder of Magticom GSM. Magticom GSM operates and markets mobile voice communication services to private and commercial users nationwide in Georgia.

In 2000, Magticom continued to extend its service coverage area from urban areas into surrounding areas, resulting in a competitive advantage and increased demand for its services. In 2000, subscriber growth was 98%, to 81,736 active subscribers at fiscal year-end 2000, from 41,181 active subscribers at fiscal year-end 1999 and resulted in a significant year-end market share. In addition, Magticom secured a license to operate and offer services in the 1800 mhz range (in addition to the 900 mhz range in which it began operations). Magticom began service in 1800 mhz in 2000 in order to provide additional capacity.

Management believes the comparatively low mobile penetration level and teledensity in Georgia, together with competitive advantages in coverage and distribution, will continue to support Magticom's subscriber growth.

Technology. Magticom's network operates using the GSM standard, which is the leading standard for wireless service throughout Western Europe and Asia and allows Magticom's customers to roam throughout the region. The establishment of GSM as the leading standard in terms of number of networks and subscribers in Asia and Europe, as well as facilities such as automatic global roaming between networks, provides a comparative advantage over competing digital wireless systems or analog systems (such as AMPS) which cannot readily offer international roaming service.

Marketing. Magticom's services are marketed through a combination of tariffing, distribution, entry cost and bundled service strategies oriented towards targeted individuals, corporations and organizations. Magticom sells wireless phones at a small mark-up to cost. This pass-through strategy encourages quick market penetration and early acceptance of wireless telephony as a desirable alternative or addition to existing fixed telephony service.

Management believes that Magticom will benefit from several competitive advantages. The Communications Group intends to market its GSM telephony service to customers of its existing cable television system in Georgia. The Communications Group believes that its ability to cross market and bundle services to target customers will position it in Georgia with a market advantage which competitors will find difficult to match. In addition, the Communications Group intends to continue to develop higher levels of quality, customer care and retention programs than its competitors, thereby positioning the business to compete effectively for new mobile customers as well as to seize a portion of the competing operators' customer base.

Competition. The Communications Group believes that Magticom's primary competitors are Geocell, a Georgian-Turkish Joint Venture using a GSM system, and an existing smaller provider of wireless telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. Competition between operators has been on the basis of coverage but is transitioning to a combination of pricing, services and brand recognition.

Magticom is the second entrant in Georgia and therefore has the disadvantage of facing the established initial wireless provider. However, barriers to entry in wireless telephony markets are very high, as the number of licenses for a particular market is typically limited and initiation of a wireless system requires substantial capital expenditures. Therefore, although Magticom faces difficulties in taking market share from the initial operator in its market, the Company does not anticipate that the Georgian market will become further fragmented because of these barriers to entry.

Gorizont. The Communications Group also holds a 25% interest in Gorizont-RT, a joint venture which operates a GSM wireless system in the Republic of Sakha. This interest is currently being sold to one of the other partners in the venture. The carrying value of this investment is zero.

ALTEL and Tyumen

Overview. ALTEL, in which the Communications Group owns a 50% interest, currently operates a nationwide AMPS wireless network in Kazakhstan. The other 50% interest in ALTEL is held by Kazakhtelekom, the national telecom operator. ALTEL offers traditional wireless service, as well as TUMAR, a prepaid wireless service. Wireless service has provided a rapid and relatively inexpensive way to overcome the deficiencies of the wireline telecommunications infrastructure in Kazakhstan.

As of December 31, 2000, ALTEL's wireless telephony network covered a geographic area of approximately 4,320,000 people, representing 29% of the total population, in 13 cities. As of December 31, 2000, ALTEL had 33,189 active subscribers (of which 10,709 were customers of the prepaid service), compared with 23,383 active subscribers (of which 11,837 were customers of the prepaid service) as of December 31, 1999.

The Company believes the continuing development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications, and that has been demonstrated by the subscriber growth experienced to date by ALTEL. However, with the entry in February 1999 of two competing wireless operators, each of which has built up substantial subscriber bases of their own, ALTEL saw its subscriber base grow more slowly during 2000. In order to maintain its subscriber base in the face of severe competition from the GSM operators, ALTEL reduced its tariffs in 2000 under both services and marketed its services as a low-cost alternative with the best quality network coverage and superior customer service.

In 2000, ALTEL won awards both for "Best Cellular Operator" in Kazakhstan (based on a customer survey of more than 5,000 mobile phone users) and "Best Billboard Advertising" in Kazakhstan (as determined by a jury which included prominent politicians and businesspeople in Kazakhstan).

Despite the successes in 2000, the Communications Group believes that ALTEL's long-term position in the Kazakhstan cellular market will be difficult to maintain without an upgrade to a digital technology in the near future.

Services and Technology. ALTEL provides service using the analog AMPS/NAMPS standard. All ALTEL systems are connected to the local PSTN and the regional international/intercity digital switches (5ESS or S12) in the cities where they are located via E1 trunks (MFC-R2 signaling protocol). The system is also linked to an international trunk exchange with long distance and international calls completed using the national and international network of Kazakhtelekom.

Customers and Marketing. ALTEL markets its wireless services through third party independent dealers as well as its own direct sales force, operating from customer service centers. Although ALTEL's standard service includes corporate and government accounts, 60% of ALTEL's customers are individual users. TUMAR prepaid services are targeted almost exclusively at lower income domestic individuals.

Competition. Until 1998, ALTEL was the only licensed national wireless operator in Kazakhstan. In 1998, two licenses were awarded for the development of national GSM networks in Kazakhstan. One license was issued to Kcell, a joint venture of TurkCell and Kazakhtelekom, and the other license was issued to Kmobile, a joint venture of Telsim, a Turkish company, and local Kazakh interests, each of which began operations in February 1999. ALTEL responded to the competition through several tariff reductions in 2000, introduction of a 1-second billing step after the first minute, expanding the range of handsets sold through dealers and launching new tariff plans along with the marketing of its prepaid service.

The tariff reductions, combined with strong competition from the GSM operators, had an adverse impact on ALTEL's revenues in 2000. The Company believes that competition in 2001 is likely to decrease leading to an improvement in the venture's operating results.

Tyumen

In 1998, the Communications Group acquired a 46% interest in Tyumenruscom, a joint venture to provide DAMPS service in the Tyumen region of Russia. The joint venture commenced full commercial operations in 2000 and had 2,265 subscribers as of fiscal year-end. The Communications Group's primary competition in the Tyumen region is from a GSM provider.

During 1999, the Company determined that, in view of the venture's low profitability and limited scope for improvement, there was a decline in value of its investment in Tyumen that was other than temporary and recorded the decline of $3.8 million as an impairment charge.

Belarus

Overview. BELCEL, in which the Communications Group holds a 50% interest, operates a national wireless network in Belarus. The other 50% of BELCEL is held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Network (5%). As of December 31, 2000, BELCEL's wireless telephony network covered a geographic area of approximately 5.8 million people, representing 57% of the total population, in 17 centers of population and covering many major trunk roads. As of December 31, 2000, BELCEL had 15,764 active subscribers, as compared to 15,358 active subscribers as of December 31, 1999.

Technology and Facilities. BELCEL provides service using the analog NMT-450 standard. BELCEL's wireless telephony network in Belarus currently consists of one switch in Minsk and 72 base stations. The BELCEL network has full interconnect for local, long distance and international services. Calls to fixed line phones and international calls are completed using the national and international network of Beltelecom. International calls are switched through a digital exchange in Minsk.

Competition. Prior to 1999, BELCEL was the only licensed national wireless operator in Belarus. In April 1999, Velcom, a GSM operator, commenced commercial service, with a license that gives it a three-year exclusivity period for digital wireless services. As of December 31, 2000, Velcom provided service in Minsk and the 5 main regional centers. In addition they also provide service in 6 other cities and the Brest-Minsk-Gomel trunk roads.

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

PeterStar

Overview. PeterStar, in which the Communications Group owns a 71% interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of Petersburg Telephone Network ("PTN"), the local telephone company, as well as the Russian national and international long distance systems.

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

Customers and Marketing. PeterStar's customer base currently consists of two general categories: (i) business customers and other fixed line network operators; and (ii) residential customers. In January 2001, wireless operators which were previously a very significant revenue source for PeterStar, started to process traffic through an alternative service provider to PeterStar. The venture will not therefore derive any income from wireless operators in 2001, resulting in significant reductions in revenue, and operating and net income beginning with the first quarter of 2001. As of December 31, 2000, PeterStar had a total of 50,534 active lines serving business customers and other fixed line network operators. This represents 24% growth over the 40,803 active business lines as of December 31, 1999. Also, as of December 31, 2000, 33,869 were provided at state-regulated tariffs to residential customers. When combined with the wireless lines, PeterStar had 308,115 active lines as of December 31, 2000, of which 223,712 were provided to the three city wireless operators on the basis of a temporary agreement with PTN. This compares to a total of 183,062 lines as of December 31, 1999, of which 109,317 were provided to wireless operators.

PeterStar's primary focus is the provision of voice and data services to business customers, focusing on those who are heavy data users and who generate large amounts of outgoing long distance and international traffic. These customers provide the highest amount of revenue per line of the three aforementioned categories.

Services and Technology. PeterStar's strategy is to continue to meet the growing demands of business customers and other network operators in St. Petersburg. PeterStar has added incremental transmission capacity and upgraded its transmission network, as well as recently introducing new service features such as ATM connections directly to customer premises, which allows connection of office LANs to form corporate WANs at speeds from 10 Mbps and up. PeterStar has placed increased emphasis on small to mid-sized Russian and foreign businesses in order to capitalize on what it considers to be a significant market opportunity. Additionally PeterStar intends in 2001 to activate its ISP license and offer Internet services to its existing and future business customers.

PeterStar's network and facilities give it the ability to provide advanced digital services to the telecommunications market in St. Petersburg. The PeterStar network consists of digital exchanges which are connected by fiber optic cables, advanced transmission systems and remote switching units and concentrators. The fiber optic network forms twelve rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTN network, with direct and indirect connections via approximately 960 kilometers of fiber optic cable to all thirty-four PTN transit exchanges distributed throughout St. Petersburg. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

PeterStar also provides a number of value-added voice and data services to complement the basic fixed network services it currently provides. PeterStar believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace. Current services include (i) leased lines; (ii) frame relay; (iii) ATM; (iv) operator services; (v) ISDN; (vi) calling cards; and (vii) equipment sales.

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

In addition, OAO Telecominvest, the other shareholder in PeterStar and a company in which PTN is a shareholder, has raised over $80.0 million in net proceeds in a private placement of securities, a substantial part of which was dedicated to the construction of a transit network in St. Petersburg which became operational in January 2001. This network will provide further significant competition to PeterStar's network. The three wireless operators in St. Petersburg are now required to connect to this new network in 2001 in order to maintain service from the 9xx-xxxx city numbering zone to their customers, resulting in a loss of those lines on the PeterStar network. The loss of this mobile traffic, and the new competition from Telecominvest's transit network, will adversely affect PeterStar's revenues and financial results beginning with the first quarter of 2001.

The other competitors to PeterStar are: (i) Metrokom, a joint venture between the St. Petersburg Metropolitan and Andrews Corporation that has a city wide fiber network, (ii) Sovintel, a joint venture between Rostelecom and Golden Telecom, which is currently based in Moscow, and (ii) Global One, the international joint venture of France Telecom, which provides national and international voice and data services to certain destinations, each of which have been expanding their operations in St. Petersburg. Since they have generally been unable to compete effectively with PeterStar based on quality, these competitors have principally competed on the basis of price, thereby exerting price pressure on PeterStar.

Comstar

Overview. Comstar, in which the Communications Group acquired a 50% interest in December 2000, operates a fully digital, fiber optic telecommunications network in Moscow that is interconnected with the network of Moscow City Telephone Network ("MGTS"), the local telephone company, as well as the Russian national and international long distance systems. Comstar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in Moscow. Its network is designed to support a wide range of telecommunications products and services with a high degree of reliability.

The other 50% shareholder of Comstar is MGTS, which is in turn majority owned by AFK Sistema, a major Moscow-based conglomerate which has holdings in a number of communications and media businesses.

Customers and Marketing. As of December 31, 2000, Comstar had 7,269 business customers operating 44,439 lines.

Following the Communications Group's acquisition of its stake in Comstar, it has been working with Comstar management to better target quality business customers in Moscow, focusing on those who are major data users and who generate large amounts of outgoing long distance and international traffic. Comstar and PeterStar are also working together to explore ways in which their services and products can be bundled and cross-marketed to business customers requiring high quality voice and data services in both Moscow and St. Petersburg.

Services and Technology. Comstar has a 756 mile optical fiber network throughout Moscow. This network supports local, national and international data and telephony services through its digital switching and transmission network and is interconnected into MGTS' public network.

Comstar has a well-established city-wide optical fiber network with SDH transmission. This supports a city-wide digital switching system for telephony and ISDN and access to its Internet service platform. The IP platform enables Comstar to develop VoIP and total package of ISP services. Comstar expects that it will continue to incrementally add switching, transmission capacity, data capability and local loop infrastructure to its core network in order to address its target customers and markets.

Competition. Comstar is building and operating its business in a highly competitive environment. Comstar does not have an exclusive license to provide telecommunications services in Moscow, and a number of other entities, including Russian companies and international joint ventures, are competing with Comstar for a share of the Moscow telecommunications market. A number of such companies (or their joint venture partners) are larger than Comstar and have greater access to capital or resources.

In providing voice and data services in Moscow, Comstar faces competition from a number of operators offering similar services. Such operators, including Combellga, Telmos, MTU-Inform and Sovintel, are primarily targeting Russian and foreign businesses in the city with voice and data services similar to those provided by Comstar.

In addition, MGTS, being the incumbent operator in Moscow, also competes with Comstar in certain market segments and, through interconnect arrangements, also permits the use of its network facilities to serve Comstar customers where required.

Comstar competes with the various competitors in Moscow through a combination of products and services, price and sales and marketing initiatives.

Baltic Communications Limited

Overview. Baltic Communications Limited ("BCL"), in which the Communications Group holds a 100% equity interest, provides local, long-distance and international direct dial telephony, Internet, data connectivity and leased line services to Russian and foreign businesses in St. Petersburg and the Leningrad region. BCL also offers "carrier's carrier" services to other telecommunications operators and service providers and additionally provides pre-paid and credit card payphones and calling card services to the traveller and tourist market.

As of December 31, 2000, BCL had 2,132 lines connected to a total of 533 clients, compared to approximately 1,400 lines connected to a total of 469 clients as of December 31, 1999.

Services and Technology. The following relates to BCL's services and technology:

      o Voice Services. BCL's traditional business is dedicated telephony services and for this it has its own switching and international transmission facilities in St. Petersburg, acting as a gateway for corporate customers in both St. Petersburg and the Leningrad region. The BCL dedicated network consists of an international and a local switch and international fiber optic transmission to its carrier partners via Finland. BCL's primary international carrier relationships are with Cable & Wireless Communications and Concert of the United Kingdom, TeleDanmark of Denmark, Sonera of Finland and Telia of Sweden. BCL has also now implemented a digital overlay network with a local switch interconnected with the St. Petersburg city phone company, PTN. Additionally, BCL has introduced international IP telephony services in conjunction with iBasis of the U.S.A.

      o Internet Services. BCL is increasingly focusing on IP-based solutions for its business customers and has expanded its Internet network and bandwidth in conjunction with Cable & Wireless, GlobalOne and Relcom. BCL provides dial-up, ISDN and leased line access to the Internet using equipment from Cisco of the U.S.A. BCL has also developed and had certified in Russia its own integrated billing system which enables BCL to offer flexible pricing and volume based billing for its IP services. In addition to these IP access services, BCL also offers Web-hosting and Internet-based messaging services hosted on servers located at the main BCL technical center.

      o Data Connectivity Services. BCL provides X.25 services, both within St. Petersburg and internationally, which are typically used for airline ticketing and hotel reservation systems. BCL also provides a frame relay service between St. Petersburg and Moscow in conjunction with IAS, the Concert data partner for Russia, and also co-operates with Cable & Wireless to support ATM and Managed Private Line services to Moscow and internationally.

      o Transmission and Access. BCL has its own fiber optic transport network covering the main business sectors of St. Petersburg and also has its own microwave radio network for connecting larger customers located in the suburbs of the city. In addition, BCL rents local copper access lines from PTN to connect smaller customers and also has its own wireless local loop access for connecting customers in areas where PTN cannot provide service.

Customers and Marketing. BCL's customer base consists of three main categories:
1) business customers, 2) other telecoms service providers, and 3) travellers and individuals.

BCL's business customer base is a mix of foreign companies and leading Russian businesses, typically active in international business and trading. BCL provides a full range of services and solutions to these clients, from basic telephony services to the provision of turn-key installations including office PBXs and LAN/WAN services.

BCL works with other carriers and service providers, both internationally and within Russia, providing them with a range of solutions including IP telephony, IP capacity, bandwidth and last mile service as well as telehousing.

Foreign tourist, travelers and local residents needing to make national and international telephone calls are also served by BCL's network of pre-paid and credit card payphones, located in the main tourist and transport centers of St. Petersburg as well as on the main highway to Finland and at the Russian-Finnish border crossings.

BCL provides a high level of service support and a single point of contact for all of its customers through its Russian and English speaking customer service team and also provides a 24 hours, 7 days per week bilingual helpdesk.

Competition. BCL has licenses for the provision of dedicated and overlay telephony services, as well as for private lines, data and telematic services, including IP telephony. The licenses allow BCL to develop its services in St. Petersburg and in Northwest Russia.

The major competitors to BCL are: (i) GlobalOne, a global carrier owned by France Telecom, which provides national and international voice and data services; (ii) Sovintel, a joint venture between Rostelecom and GoldenTelecom, which also provides voice and data services; and (iii) Metrocom, a local fiber network joint venture between Andrew Corporation and the St. Petersburg Metropolitan; which have all been expanding their network and commercial operations in St. Petersburg.

Telecom Georgia

Overview. The Communications Group owns approximately 30% of Telecom Georgia. Telecom Georgia is the primary international and long distance telephony service provider in Georgia, with more than 1,100 international channels and direct interconnect arrangements with major international long distance carriers including AT&T, Sprint, MCI Worldcom, British Telecom, Deutsche Telecom, France Telecom and Telecom Italia. Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased significantly as Telecom Georgia has expanded the number of available international telephone lines.

The government of Georgia has announced its intention to privatize its 51% stake in Telecom Georgia. Although an investment bank has been chosen to advise on the transaction, its timing remains uncertain. Management of Telecom Georgia is not yet in a position to determine what, if any, impact the privatization of the government's stake in Telecom Georgia will have on its business.

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

Competition. Although Telecom Georgia remains the major provider of international and long distance services, barriers to entry to this market are very low and competition has increased significantly since the opening of the market in 1998. Currently there are several new entrants offering international telephone service, including Egrisi, Goodwillcom, and Global Erty. The Communications Group believes that Telecom Georgia competes primarily on the basis of tariffs, contractual relationships and aggressive marketing strategy. Although Telecom Georgia has maintained a significant market share in international and long distance telephony services in Georgia, its revenues have come under increasing pressure due to competition and downward pressure on termination rates.

Teleport-TP

Overview. Through its wholly-owned subsidiary Technocom Limited, the Communications Group holds a 49.33% equity interest (56% voting interest) in Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. Rostelecom, the primary national and international carrier in the Russian Federation, is the holder of a 44% ownership interest in Teleport-TP.

Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. As of December 31, 2000, Teleport-TP provided access to approximately 700 international digital circuits.

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

Teleport-TP's long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional and local public telephone companies (Electrosviaz); (ii) private wireless, wireline, data and other network operators; and (iii) corporate users. Teleport-TP acts as a "carrier's carrier" to public telephone companies and wireless, wireline and other operators. Teleport-TP provides these operators with long distance and, in many cases, international access via its dedicated network so that these operators can provide high quality access to their own customers. As of December 31, 2000, Teleport-TP had a total of 34 clients for the long distance service, of which 23 were regional telephone network operators and the balance were corporate clients.

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

Customers on Teleport-TP's long distance network - public and private telecommunications companies - have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits. The system is designed to be flexible, allowing for timely installation of antennas in regional sites without changing the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase. The network has full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional "star" configuration satellite-based systems.

Competition. In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that PeterStar is providing in St. Petersburg. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which uses both Intelsat and Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

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

MTR-Sviaz commenced operations in the third quarter of 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network. Given its lack of performance against plan and the venture's reduced strategic importance in light of the acquisition by the Communications Group of the 50% interest in Comstar, in the final quarter of 2000 the Company reevaluated its investment in MTR-Sviaz and determined that the carrying value of the investment in MTR-Sviaz was in excess of the value of estimated future cash flows from the venture. Accordingly the Company recorded an impairment charge of $2.9 million.

Caspian American Telecommunications

The Communications Group holds a 37% interest in Caspian American Telecommunications ("CAT"), a joint venture licensed to provide wireless local loop telephone services in the Republic of Azerbaijan. To date, the venture has only captured an insignificant (approximately 1.5%) share of the market in Azerbaijan and has incurred substantial losses. In light of this performance, the Company, in conjunction with the other shareholders, took action to change the management of the venture and to commence a major cost reduction program. During 2000, CAT achieved significant cost savings. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements. During 1999 and 2000, due to the poorer than expected performance in both years and the inability to restructure the operations of CAT in 2000, the Company determined that there was a decline in value of its investment in CAT that was other than temporary. In the fourth quarter of 2000, CAT's impairment charge was calculated by reassessing the carrying value of its long-lived assets in comparison to projected estimated cash flows and it was determined that there was an impairment of $6.5 million. The venture used a discounted cash flow model to estimate the fair value of these assets. The Company has recorded its share of CAT's loss to the extent of the carrying value of its investment in CAT, and accordingly reduced its equity investment to zero and recorded a charge of goodwill of $1.9 million to reflect the diminished outlook for the venture. During 1999, the Company recorded an impairment charge of $9.9 million as a result of poorer than expected performance of CAT and limited options to improve its operations.

Internet-Based Services

In 1999 and continuing in 2000, the Communications Group expanded its strategy to include development of services based on use of the Internet, both in connection with its existing businesses and with the development of e-commerce businesses in China. Such services represent a new form of communications and provide a basis for various forms of electronic commerce among enterprises and with the consuming public. The Communications Group believes that the Internet provides an extremely economical means for multi-media communications and e-commerce.

Russia and Central and Eastern Europe

The Communications Group is actively developing Internet capabilities in a number of its key existing businesses. These developments are designed to maximize the Group's existing infrastructure to provide a range of Internet-related services including ISP gateway services to Internet exchange complexes and the development of portals and other services to its existing customer base. In addition to working with its existing businesses and markets, the Communications Group is also working to identify other Internet-related opportunities in Central and Eastern Europe.

FX Internet. In June 2000 the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, a leading ISP, web hosting and domain registration service in Romania. FX Internet provides dial-up, leased line and wireless Internet access services in Romania with over 10,000 active subscribers, offering Internet connectivity to customers in four counties. The Communications Group paid $2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network and launch additional marketing campaigns. See "--Cable Television--Internet Services."

Radio Portal Development. The Communications Group has commenced the roll out of three national language portal websites affiliated with its radio stations in Estonia, Russia and Hungary. Over the next twelve months, the Communications Group expects to rollout additional national language portal websites in Latvia, Bulgaria, Finland and the Czech Republic, and using the marketing power of its 16 radio stations in Central and Eastern Europe and the republics of the former Soviet Union to create the first transnational network of localized, consumer-oriented entertainment portals in this part of the world. In addition, the Company is working to develop a full range of Internet service offerings related to all of the Company's assets in Central and Eastern Europe and the republics of the former Soviet Union.

The portal UnoWeb features all the functionalities of a general portal site including real time updates of local and international news, search engines, classified and personal sections, TV and radio schedule information, SMS-short message service, forums and chat rooms. Users can access real time information about the song playing on the appropriate local Communications Group radio station, including information on the artist, engage in voting and polling, and purchase CDs on-line. Users have the ability to listen to the latest newscast, updated every half hour. This service will be extended to provide mobile users the ability to access this information and more, using WAP (wireless access protocol) services. Additionally, the portal offers access to the extensive music archive of the Communications Group's radio stations through its proprietary streaming music service which allows users to create an unlimited number of personalized radio channels.

This proprietary software, along with the other software which forms the basis of the portal, was developed by the Communication Group's software development center and all rights to the software are held by the Communications Group. This software will form the basis of the development and rollout of the Communications Group's portal network. UnoWeb is an advertising and e-commerce supported business. In addition to offering banner ad and opt-in email advertising services to local, regional and international advertisers, the portal has peering agreements with other sites such as AltaVista , Rolling Stone, CDNow, and others enabling the portal to generate revenues each time these sites are accessed via the portal.

Yellow Pages. As described below, as part of its general customer services, Yellow Pages in St. Petersburg has created a full on-line directory. The integrated city maps within the site interact with the database resulting in a unique website for that market. Since its launch in September 2000, the website (Yell.ru) has had a weekly growth rate of 15%;it is now the leading directory site in Northwest Russia and the only bi-lingual directory site in the former Soviet Union. Yell.ru is presently extending its database capability to include Moscow, the northwest region of Russia and other significant industrial centers across the republics of the former Soviet Union. The site also broadens the Yellow Pages product range - with increasing customer demand in the areas of web design, programming/software consulting and search engine development.

China

Through its majority owned subsidiary Metromedia China Corporation, the Communications Group has begun development of enterprises in China engaged in providing Internet-based e-commerce systems and services. MCC indirectly owns 98% of Huaxia Metromedia Information Technology Co., Ltd., currently a sino-foreign joint venture that MCC is planning to convert into a wholly foreign owned enterprise in China. Huaxia is licensed to develop and operate information systems supporting electronic trading and commerce activities of Chinese enterprises. MCC also indirectly owns 87% of Beijing 66cities.com Co., Ltd., a sino-foreign joint venture that manages a Chinese travel website offering online travel / entertainment product sales. MCC is actively forming other similar e-commerce and information management ventures that will address other commercial sectors of China.

The rate of Internet development in China is substantial and is accompanied by a strong demand for foreign capital and expertise. Presently, the Chinese government estimates there are approximately 22 million Internet users in the country, but the annual growth rate is expected to be more than 100% for the next several years. The Communications Group believes that this is a realistic projection given the size of the Chinese population and the present infant state of Internet development in China. MCC is targeting business developments in China that principally address e-commerce - both business-to-business and business-to-consumer. The e-commerce format is well suited to address China's rapidly expanding consumer demand and the country's privatization program. MCC is also targeting investment in developing basic e-commerce systems infrastructure such as payment processing, sales fulfillment and database management application systems. The management team originally assembled by the Communications Group in China to pursue investment in the country's domestic telephony business is well positioned to create and manage ventures with Chinese enterprises in the areas of Internet and e-commerce service development. The Communications Group is currently assembling additional resources in China to support the information technology requirements of these ventures.

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

Other Telephony-Related Business

Yellow Pages. Yellow Pages, in which the Communications Group holds a 100% interest, is the owner of the most comprehensive database of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. Yellow Pages' full-time employees handle all of the graphic design and database management. The company's customer based growth rate in recent years has averaged 75%. The Communications Group utilizes the database of Yellow Pages to the benefit of PeterStar and BCL, particularly in achieving more effective target marketing and in operator services. Yellow Pages has also created an on-line, bi-lingual directory, integrated with unique, fully interactive city maps.

Cardlink. Cardlink is a business being developed utilizing proprietary wireless technology owned by the Communications Group, targeted initially at the processing and management of wireless electronic payment transactions. Cardlink ZAO, in which the Communications Group has a 84.5% interest, is introducing this technology in Moscow on a test basis, but it has potential additional application in Russia and Eastern and Central Europe. Cardlink has entered into agreements with several Russian banks for the processing of card transactions, and the card processing network commenced operations in June 2000, processing point of sale transactions for a Russian Bank.

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

Cable Television

Overview. The Communications Group commenced offering cable television services in 1992 through its joint ventures Kosmos TV in Moscow and Baltcom TV in Riga, Latvia. The Communications Group currently has interests in 12 cable television networks in Eastern Europe and the republics of the former Soviet Union that reported 473,158 subscribers at fiscal year-end 2000, an increase of approximately 12% from 421,102 subscribers at fiscal year-end 1999. This follows on a 33% increase in subscribers in 1999 from fiscal year-end 1998.

In 2000, the Communications Group's cable ventures focused on re-marketing its existing microwave multipoint distribution systems ("MMDS") and cable television networks and launched a digital cable television network at Kosmos TV in Moscow, Russia. The cable ventures continued to grow their wired cable business through acquisition and network construction and finished the year with 1,222,657 homes passed by a fixed wireline network service. Of the 12 markets in which the Communications Group currently operates, nine offer both fixed wireline and wireless cable television services. Almost 80% of the cable group's subscribers are now serviced by fixed wireline cable television services.

The cable ventures also started to upgrade their wireline networks to offer Internet services via cable modem and launched a dial-up Internet service in Moscow. Also in the Internet area, the Communications Group's cable television business in Romania is working with the recently acquired FX Internet in that country to enhance the product offerings of both businesses. See "--Internet Services."

In September 2000, the Communications Group increased its share of Ayety TV in Tbilisi, Georgia from 49% to 85% by acquiring shares from a local partner. In addition, the Communications Group's St. Petersburg venture, Teleplus, acquired 10 additional MMDS frequencies to bring its total to 18 for that city. As a result of the increase in frequencies, the operations of Teleplus are expected to increase in 2001.

While the Communications Group's cable television systems are generally leading providers of multi-channel television services in each of its markets, in many markets there are several small undercapitalized wireline competitors. The Communications Group believes that there are additional acquisition opportunities in several of its markets and will pursue the acquisition of select competitors.

The Communications Group believes that there is strong demand for multi-channel television services and for improved channel reception in each of the markets where its joint ventures are operating. This demand is fueled by the lack of quality local television and alternative entertainment options in these markets and poor television transmission infrastructure, combined with an increasingly sophisticated level of viewer demand for thematic cable programming in the local language. This growing appetite for multi-channel television has been recognized by some of the world's premier broadcasters who revolutionized the Eastern European market in recent years by launching localized versions of their internationally recognized programming. These channels include Eurosport, Nickelodeon, The Discovery Channel, The Hallmark Entertainment Network, MTV, the National Geographic Channel and Fox Kids, with which the Communications Group has programming arrangements.

Application of New Broadband Communication Technologies. Similar to developments in the U.S. and Western Europe, the Company expects cable television to become a broadband alternative to the existing telephone networks. The Communications Group also believes that its cable ventures are well positioned to take advantage of the migration from dial-up to broadband Internet usage over the next five years, subject to regulatory and licensing restrictions.

Internet usage is growing rapidly in Eastern Europe and there are few broadband alternatives and poor local loop infrastructures in the markets in which the Communication Group's cable ventures are located. The Communications Group believes that bundled video, data and voice services will be an attractive offering compared to traditional network services. The Communications Group is currently upgrading its wired cable networks to hybrid fiber coaxial ("HFC") networks in order to prepare its businesses to offer advanced services. These advanced services are expected to provide significant new revenue streams to supplement the normal television services.

The Communications Group is currently examining opportunities to utilize the telecommunications assets acquired with PLD Telekom in conjunction with the Communication Group's cable television broadband networks that are already in place in key markets in Eastern Europe. The first such partnership started in Moscow in October 2000 between Teleport TP and Kosmos TV, where Teleport-TP now operates the entire Internet infrastructure for Kosmos TV's dial-up service. Similar cooperation initiatives are underway in St. Petersburg and Tbilisi, Georgia.

Digital Television Services. The Communications Group introduced digital television services in Moscow in December 2000, utilizing the existing MMDS already in place. Digital television services increased the channel offering from 19 to 60, while also improving picture quality and encryption security. The MPEG-2 platform adopted by Kosmos TV will allow the venture to eventually expand to up to 200 digital channels without having to acquire new frequencies. The digital platform will allow Kosmos TV to continue to offer more channels, pay-per view services, digital music services with CD quality sound, and interactive TV services.

Internet Services. The Communications Group's cable television joint ventures re-structured their high speed Internet access offerings in Romania and Latvia and expects these services to grow as a result of decreased modem prices through the adoption of the DOCSIS 1.1 standard on its networks. The Group is planning to roll out Internet services on its wired cable networks throughout the year in a number of its existing markets, as part of its ongoing network upgrades. In addition, the Communications Group is working with equipment manufacturers to introduce high speed Internet access through its existing microwave multipoint distribution systems. This form of wireless Internet provides great advantages in reaching business customers not reached by high speed cable or DSL services and providing them with one data service in multiple locations.

Since computer penetration in the region is lower than that of the west, the Communications Group believes that there is significant potential for a set top box that allows for Internet usage directly on a television set without the need for a computer. The Communications Group is currently working with equipment vendors to implement this technology on its networks which will allow it to increase penetration of the residential Internet market.

The Communications Group finished 2000 with 101,277 homes passed that could offer cable modem Internet services at the end of the year and 228 subscribers were installed by December 31, 2000.

In addition to the cable modem offerings, the Communications Group is offering a dial-up Internet service in Moscow through Kosmos TV, which had over 1,700 subscribers at the end of 2000.

In June 2000, the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet. FX Internet will enable the Communications Group to offer bundled TV and Internet services to Romsat TV's approximately 100,000 existing customers with competitive advantages, such as tiers of service and discounts, that other operators in the Romanian market are currently unable to duplicate. The transaction is expected to enhance the value of Romsat TV by allowing it to bundle services and facilitate Internet and portal development in Romania.

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

Programming. The Communications Group believes that programming is a critical component in building successful cable television systems. The Communications Group currently offers a wide variety of programming including English, French, German, Romanian and Russian programming, most of which is now dubbed or subtitled into the local language. In order to maximize penetration and revenues per subscriber, the cable television joint ventures generally offer multiple levels of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. The lifeline service generally provides programming of local off-air channels and an additional two to four channels such as MTV-Europe, Eurosport, Nickelodeon, VH-1, Cartoon Network, CNN International, and Discovery Channel. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies. The content of each programming tier varies from market to market, but generally includes channels such as MTV-Europe, Eurosport, Nickelodeon, National Geographic, Cartoon Network, ESPN International, CNN, Star TV, and Discovery Channel. Each tier also generally offers localized programming.

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

In 2000, the cable ventures began (with Kosmos TV in Moscow in October 2000) to bundle their CATV services with their Internet services. As this bundling is introduced in other markets, the cable ventures will be able to capitalize on their existing sales and marketing efforts, their billing and customer service infrastructure and their subscriber base to offer a lower cost package of Internet and CATV services.

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

Each of the Communications Group's cable television systems currently compete with a number of entities in their markets, including other cable television operators, direct-to-home satellite providers and over the air broadcast television.

In addition, as the Internet gains popularity in the countries of Eastern Europe and the republics of the former Soviet Union, the Communications Group believes that cable television will be able to attract increasing capital, including capital from Western investors. Major telecommunications companies may enter the cable television market to utilize the broadband advantages of the cable systems' wired networks because the poor quality of much of the telephone networks in the region makes cable television's advantages there even more significant than in the United States. As a result, the Communications Group's cable television joint ventures may face competition from highly capitalized international and local companies with greater capital resources and experience than the Communications Group.

The Company's cable television ventures endeavor to compete in their markets on the following bases:

o Quality of programming line-ups: The Communications Group offers quality programming and has established key relationships with many international programming providers.

o Price of services: The Communications Group provides tiered pricing and services to allow for a low entry point and an upgrade path for higher levels of services, with the planned generation of much higher average revenue per subscriber than its competition. Most joint ventures have a basic package at the same rate or slightly lower than competing services.

o Customer service: The Communications Group provides superior customer service by employing proven western style management techniques and by installing modern western subscriber management software and customer care centers into its businesses.

o Bundled Internet (dial-up and broadband) and CATV services: Management believes that the joint ventures' subscriber bases are the highest demographic group from which to market additional services. The network's are well positioned in capital cities with the highest rate of Internet usage in their countries.

o Barriers to entry: The Communications Group pre-wires certain geographic areas to create a barrier to entry in locations where it perceives a competitive threat.

Radio Broadcasting

Overview. The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary in 1994. Today, the Company is a leading operator of radio stations in Central and Eastern Europe and the republics of the former Soviet Union and owns and operates, through joint ventures, 16 radio stations, including interests in radio stations and licenses in Finland and Bulgaria acquired in late 2000 and early 2001.

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

The Communications Group is also exploring ways in which it can leverage the existing brands established by the radio businesses in connection with the development of Internet-related businesses. Options which the Communications Group is investigating include the possible branding of Internet providers using those brand names and using the radio stations as an advertising medium for those new businesses. In addition, the Communications Group has been actively pursuing a roll-out of Internet portals associated with the radio stations. See "--Internet-Based Services -Russia and Central and Eastern Europe - Radio
Portal Development."

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

For the most part the Company's radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted listener reached. The radio stations that have the greatest reach generally obtain the highest rate. In addition, certain demographic groups (usually men or women age 25-to-55, with certain variations among the different markets) are favored by advertisers. The Company's radio stations are generally programmed to reach the highest rated demographic groups in their markets.

Radio stations may experience further competition from other media. As private cable television stations emerge in Eastern Europe and the republics of the former Soviet Union, the Company expects that such systems will drive the price of television advertising down, thus competing directly with radio stations for advertising revenues. In addition to broadcast television, print media, and outdoor advertising, the Communications Group believes that the Internet will also attract a significant portion of advertising expenditures in each market.

Paging

The Communications Group's paging businesses have to date provided traditional paging services. The underlying premise for the paging business had been the availability of service to mobile subscribers at a price significantly lower than alternative mobile messaging services. When the Communications Group entered the paging business, the price for wireless telephony was significantly higher than now. Paging services were then a viable, low cost alternative to GSM wireless telephony and customers could receive messages and information via the pager at a fraction of the cost of GSM wireless service.

However, the Communications Group's paging businesses have experienced increasing competition from wireless telephony in the markets in which it operates, and this competition has called into question the viability of many of the paging operations. Consistent with the Company's strategy to maximize its greatest value for the capital employed, in 1998 the Communications Group developed a revised operating plan to stabilize the operations of its paging ventures. Under the revised plan, the Communications Group managed its paging business to a level that would not require significant additional funding for its operations. Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations have continued to generate operating losses. In 1999, the Company recorded an additional non-cash charge on its paging assets of $1.9 million. During 2000, the Company incurred a larger than expected operating loss and recorded an impairment charge of $4.2 million on one of its paging investments to reflect a continued decline in the value of the investment. In the current environment, the potential for growth in most of the markets the Communications Group's paging operations compete continues to appear very limited. The Company is continuing to manage its paging businesses to levels not requiring significant additional funding.

The Company currently believes the remaining value of its investments in and advances to joint ventures related to paging businesses is recoverable due to the location of the businesses and the ability to cross market services to the customer base.

Termination of China Telecommunications Joint Ventures

Between 1996 and 1999, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Metromedia China Corporation. These joint ventures engaged in cooperation projects under contracts with China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. All four of these ventures ("Sichuan JV", "Chongqing JV", "Ningbo JV" and "Ningbo JV II") prematurely terminated operations as a result of an order of the Chinese government in late 1999. Concurrent with this termination, MCC reached agreement with China Unicom and its Chinese partners in the ventures for the distribution of approximately $94.7 million in settlement of all claims under the China Unicom cooperation contracts and the joint venture contracts with its partners. As of December 31, 2000, MCC has received full distribution and repatriation of these funds in U.S. dollars, and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved. The $94.7 million in total distributions from the joint ventures was insufficient to fully recover the goodwill originally recorded in connection with MCC's investment in these joint ventures. As of December 31, 2000, MCC had recorded non-cash impairment charges of $41.7 million for the write-off of goodwill to reflect this shortfall.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2000, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group's joint ventures will expire during 2001. The Company's joint ventures will apply for renewals of their licenses. However, there can be no assurance that these licenses will be renewed. Additionally, a number of joint ventures are in violation of one or more of the conditions of their licenses. While these violations are largely technical there can be no assurance that the relevant licensing authorities will not attempt to use these violations as a basis to terminate or renegotiate these licenses. See "-Risks Associated with the Company- The government licenses on which the Communications Group depends to operate many of its businesses could be cancelled or not renewed, which would impair the development of its services."

Liquidity Arrangements

While in a number of cases the Communications Group owns less than 50% of the equity in a joint venture, in general the objective of the Communications Group is to hold a greater than 50% interest in the joint ventures in which it invests. The balance of the equity in its joint ventures is usually owned by one or more local entities, often a government-owned enterprise or a formerly government-owned enterprise which has been privatized. In some cases the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service. Each joint venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. In almost every case the Communications Group designates one or more of its personnel to work with the joint venture, in some instances actually seconding an individual to a specific joint venture. The operating objectives, business plans and capital expenditures of a joint venture are approved by its board of directors, or in certain cases, by its shareholders. In some cases, an equal number of directors or managers of the joint venture are selected by the Communications Group and its local partner. In other cases, a different number of directors or managers of the joint venture may be selected by the Communications Group on the basis of its percentage ownership interest.

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

The Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these joint ventures are limited liability companies, the joint ventures' equity holders have liability limited to the extent of their investment. Under the joint venture agreements, each of the Communications Group and the local joint venture partner is obligated to make initial capital contributions to the joint venture. In general, a local joint venture partner does not have the resources to make contributions to the joint venture in cash. In such cases the Company establishes an agreement with the joint venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the joint venture signs a credit agreement with the Company pursuant to which the Company loans the joint venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow. Prior to repayment of its credit agreement, a joint venture is significantly limited or prohibited from distributing profits to its shareholders. As of December 31, 2000, the Company had obligations to fund up to an additional $43.9 million with respect to funding the various credit lines the Company has extended to its joint ventures in Eastern Europe and the republics of the former Soviet Union. The Company's funding commitments under such credit lines are contingent upon its approval of the joint ventures' business plans. To the extent that the Company does not approve a joint venture's business plan, the Company is not required to provide funds to such joint venture under the credit line.

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

Snapper

General. Snapper manufactures Snapper(R) brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area walk-behind mowers and front- and mid-mount zero turn radius lawn equipment. In 2000, Snapper introduced a new Grounds Cruiser(TM) utility vehicle, which is marketed to residential and commercial users. The percentage of the Company's consolidated revenues from Snapper's operations for 2000, 1999 and 1998 were 54%, 82% and 87%, respectively.

Snapper products are premium-priced, generally selling at retail from $300 to $10,500. Snapper sells to and supports directly an approximately 4,000-dealer network for the distribution of its products. Snapper distributes these products through facilities in McDonough, Georgia totaling 367,000 square feet and other leased warehouse facilities in Grand Prairie, Texas, Reno, Nevada and Greenville, Ohio to better serve growing customer needs. Snapper also sells its products through foreign distributors.

Prior to 1996, Snapper sold substantially all of its product through distributors, who in turn sold them to dealers for sales to consumers. In 1996 and 1997 the process was changed in the U.S. domestic market to one under which the products were sold directly to dealers, with the assistance of sales organizations, all of whom were former distributors that functioned under the title of "commissioned distributor" or "commissioned agent". Commissioned distributors also continued to purchase parts and accessories from Snapper and resell them to dealers in their respective territories.

Until 1995, Snapper had historically only marketed its products to the public through dealers, but in the third quarter of 1995 entered into an arrangement to sell a limited selection of residential products to The Home Depot, which eventually offered said items in 250 of its stores. Revenues from sales to Home Depot were $1.7 million in 1995, $7.5 million in 1996, $6.0 million in 1997 and $6.3 million in 1998. This arrangement was terminated in August 1998 and Snapper returned to focusing on selling only through its dealer network.

In the first quarter of 2000, Snapper notified certain of the commissioned distributors and commissioned agents that it would not be extending their existing contracts, which expired August 31, 2000. Snapper chose not to extend these agreements in order to obtain direct control over these territories, with a view towards improving profit margins in the future. This announcement negatively impacted sales during the remainder of 2000. In addition, Snapper agreed to repurchase parts and accessories owned by the commissioned distributors whose contracts were not extended. In the third quarter of 2000, Snapper also introduced a Grounds Cruiser(TM) utility vehicle which was developed for sale to landscapers, ranchers, farmers and homeowners with large acreage, and generated $3.5 million in revenues during 2000.

On September 19, 2000, Snapper announced that it had reached agreement with Wal-Mart Stores, Inc., Bentonville, Arkansas, to sell several models of Snapper walk-behind mowers, lawn tractors and rear-engine riding mowers in substantially all of the Wal-Mart stores and Wal-Mart Supercenter locations in the U.S. Prior to entering into this arrangement, Snapper was becoming increasingly aware of the declining number of dealers in the lawn and garden industry, coupled with the strengthening popularity of home center stores and mass merchants and was seeking additional opportunities to promote and emphasize its relationship with its independent dealer network, which will continue to receive the complete Snapper line of residential and commercial equipment, snowthrowers, tillers and the new utility vehicle, as well as handle all service requirements for Snapper equipment, including that which is sold through the Wal-Mart locations.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers, distributors and Wal-Mart prior and subsequent to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Snapper has an agreement with a financial institution which makes available floor plan financing for dealers of Snapper's products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of this agreement, a default in payment by a dealer is non-recourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer. At December 31, 2000 there was approximately $73.0 million outstanding under this floor-plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

On March 15, 2001, Snapper received written notice from such financial institution advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001, and that Snapper would be required to pay a default termination fee of one percent of the average amount floor planned with Snapper's dealers during the previous twelve month period. Snapper and the Company disagree with the basis for this action taken by the financial institution, and are currently contesting the claimed defaults.

If the Company is unable to come to terms with the financial institution that is providing Snapper's floor plan financing, the Company will be required to pursue alternative sources of financing. Alternatives include negotiating a new floor plan financing arrangement with another financial institution or pursuing additional working capital financing with either its existing lender or another financial institution. The Company believes that it will either come to terms with the current financial institution or find an alternative source of financing. However, if the Company is unable to come to terms with the current financial institution or find an alternative, Snapper may be required to significantly reduce its production schedule and current operations. Under this plan Snapper would be required to self-finance the receivables from its dealers commencing June 13, 2001 and fully utilize its existing working capital facility by the end of December 2001 to fund operations. Snapper's reduced production levels would reduce revenues in the last quarter of 2001 and have an adverse impact on Snapper's revenues in 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding. In the event of adverse weather conditions or other factors which adversely impact sales further actions may be required.

On October 1, 2000, Snapper terminated its revolving credit arrangement with General Electric Credit Corporation and entered into an agreement under which Sheffield Financial Corp., in association with MBNA, will offer a credit program to the Snapper retail customers that allows for the payment of purchases over time.

Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 500,000 square feet. Excluding engines, transmissions and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and materials for Snapper's products are commercially available from a number of sources.

During the three years ended December 31, 2000, Snapper spent an average of $2.9 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark "Snapper(R)" is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

The lawn and garden industry is highly competitive with the competition being based on price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. A large number of companies, some of which are better capitalized than Snapper, manufacture and/or distribute products that compete with Snapper's, including The Toro Company, Lawn-Boy (a product of The Toro Company), Sears Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, Electrolux Home Products, (a division of White Consolidated Industries, Inc.), MTD Products, Inc. and Simplicity Manufacturing, Inc.

Investment in RDM

In December 1994, the Company acquired 19,169,000 shares of RDM common stock, representing approximately 39% of the outstanding shares of RDM common stock as of the date thereof, in exchange for all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries. At the time of the transaction, RDM, a New York Stock Exchange listed company, through its operating subsidiaries, was a leading manufacturer of fitness equipment and toy products in the United States.

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

On February 16, 1999, the creditors' committee brought an adversary proceeding, The Official Committee of Unsecured Creditors of RDM Sports Group, Inc. and Related Debtors v. Metromedia International Group Inc., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, The Official Committee of Bondholders of RDM Sports Group, Inc. v. Metromedia International Group, Inc., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in the amount of $52.0 million and such other and further relief as the court deems just and proper.

On July 17, 2000, the bankruptcy court approved the Second Amended and Restated Joint Chapter 11 Plan of Liquidation for RDM (the "Plan"). Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved and the right to continue the adversary proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in both the former creditors' committee adversary proceeding and the former bondholders' committee adversary proceeding. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the Hays v. Fong adversary proceeding, (b) to consolidate the Hays v. Fong adversary proceeding with the former creditors' committee adversary proceeding, the former bondholders' committee adversary proceeding and another adversary proceeding -- Hays, et al. v. Equitex, et al., Adv. Proc. No. 00-1065 -- which does not involve the Company or any of its current or former officers or directors, and
(c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

Landmark Sale

On April 16, 1998, the Company sold to Silver Cinemas, Inc. all of the assets of the Company's Landmark Theatre Group, except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. The sale of Landmark combined with the sale of the Company's entertainment assets in 1997provided the Company with funds for its expansion in communications businesses. With the sale of these non-strategic assets the Company is focusing on its core business of providing affordable modern digital voice, data and multimedia communications capabilities.

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not affected materially nor is it expected to affect materially Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 2000 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2000. As of December 31, 2000, the Company had a remaining reserve of approximately $2.1 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

Employees

As of March 9, 2001, the Company had approximately 2,900 regular employees. Approximately 250 employees were represented by unions under collective bargaining agreements. In general, the Company believes that its employee relations are good.

Segment and Geographic Data

Business segment data and information regarding the Company's foreign revenues by country area are included in notes 3, 4 and 11 to the Notes to Consolidated Financial Statements included in Item 8 hereof.

Risks Associated with the Company

The Company expects to continue to incur losses from its continuing operations, which could prevent it from pursuing its growth strategies and could cause it to default under its debt obligations.

The Company cannot assure you that it will succeed in establishing an adequate revenue base or that its services will be profitable or generate positive cash flow. Many of the Communications Group's joint ventures are still in the early stages of their development and the Communications Group expects to continue to generate losses as it continues to build-out and market its services. The Company has reported substantial losses from operations over the previous three years. For the years ended December 31, 2000, 1999, and 1998, it reported a loss from continuing operations of approximately $24.3 million, $129.2 million, and $136.0 million, respectively, and a net loss of $24.3 million, $142.0 million, and $123.7 million, respectively. Accordingly, the Company expects to generate consolidated losses for the fiscal year ended December 31, 2001 and the foreseeable future.

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

The Company is a holding company with no direct operations and no assets of significance other than the stock of its subsidiaries. As a result, the Company is dependent on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its obligations, including making distributions to its stockholders. The Company's subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. In addition, Snapper, Inc.'s credit facility contains substantial restrictions on dividends and other payments by Snapper to the Company. Many of the Communications Group's joint ventures are operating businesses in their early stages of development and are capital intensive businesses. As a result, if the Company does not have sufficient cash on hand or funds available from proceeds from the disposition of non-core assets or from additional financings of debt or equity securities, it will be unable to meet its cash requirements.

The Company has substantial debt which may limit its ability to borrow, restrict the use of its cash flows and constrain its business strategy and the company may not be able to meet its debt obligations.

The Company has substantial debt and debt service requirements. The Company's substantial debt has important consequences, including:

      o the Company's ability to borrow additional amounts for working capital, capital expenditures or other purposes may be limited,

      o a substantial portion of the Company's cash flow from operations is required to make debt service payments, and

      o the Company may not be able to capitalize on significant business opportunities and its flexibility to react to changes in general economic conditions, competitive pressures and adverse changes in government regulation.

The Company cannot assure you that its cash flow and capital resources will be sufficient to repay any outstanding indebtedness or any indebtedness the Company may incur in the future, or that the Company will be successful in obtaining alternative financing. If the Company is unable to repay its debts, it may be forced to reduce or delay the completion or expansion of its networks, sell some of its assets, obtain additional equity capital or refinance or restructure its debt. If the Company is unable to meet its debt service obligations or comply with its covenants, a default will occur under the Company's existing debt agreements. To avoid a default, the Company may need waivers from third parties, which might not be granted.

Restrictions imposed by the Company's principal debt agreement may significantly limit its business strategy and increase the risk of default under the Company's debt obligations.

The indenture for the Company's outstanding 10 1/2% senior discount notes contains a number of significant covenants. These covenants limit the Company's ability to, among other things:

      o     borrow additional money,

      o     make capital expenditures and other investments,

      o     repurchase its own common stock,

      o     pay dividends,

      o     merge, consolidate, or dispose of its assets, and

      o     enter into transactions with related entities.

If the Company fails to comply with these covenants, a default will occur under the indenture. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it. Complying with these covenants may cause the Company to take actions that it otherwise would not take, or not take actions that it otherwise would take.

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

The Communications Group also faces potential competition from competing technologies which could emerge over time in Eastern Europe, the republics of the former Soviet Union and other selected emerging markets and compete directly with their operations. For example, the Communications Group's paging businesses have found it difficult to effectively compete for traditional paging customers in markets where GSM technology exists.

In addition, the principal partners in certain joint ventures and operating businesses, including PeterStar, ALTEL and Comstar, have interests that may conflict with those of the Communications Group and in certain instances could compete directly with the Communications Group and its businesses. This competition could seriously undermine the local support for the Communications Group's businesses, affect the results of operations in these countries and jeopardize the Company's ability to fully realize the value of its economic investments in these countries.

For example, Telecominvest, the other shareholder in PeterStar, raised over $80 million in net proceeds from a private placement of securities, a substantial part of which was dedicated to the completion of a transit network in St. Petersburg which became operational in January 2001. The network will provide significant competition to the Group's network in this area. The Communications Group's wireless operator in Kazakhstan directly competes with the public switched telephone network of Kazakhtelekom, its partner in this operating business, as well as a recently established GSM mobile phone service joint venture in which Kazakhtelekom has an interest. The Group's long distance network in Moscow is in direct competition with the long distance national network operated by Rostelecom, its partner in Teleport-TP, one of its Moscow-based telephony businesses.

The Communications Group may not be able to attract consumers to its services, which would negatively impact its operating results.

The Communications Group's operating results are dependent upon its ability to attract and maintain subscribers to its telephony, cable and paging systems and the sale of commercial advertising time on its radio stations. This in turn depends on the following factors, several of which are beyond the Communications Group's control:

      o the general economic conditions in the markets where the Communications Group's cable, telephony, paging and radio businesses are located,

      o the relative popularity of the Communications Group's systems, including its radio stations,

      o the demographic characteristics of the potential subscribers to the Communications Group's systems and audience of its radio stations,

      o the technical attractiveness to customers of the equipment and service of the Communications Group's systems, and

      o     the activities of its competitors.

The Communications Group cannot assure you that it will successfully complete the construction of its systems. The inability to do so would jeopardize licenses for its systems or provide opportunities to its competitors.

Many of the Communications Group's joint ventures require construction of new systems and additions to the physical plants of existing systems. The Communications Group cannot assure you that this construction will be completed on time or within budget. Construction projects may be adversely affected by cost overruns and delays not within the Communications Group's control or the control of its subcontractors, such as those caused by governmental changes, material or equipment shortages or delays in delivery of material or equipment. The failure to complete construction of a communications system on a timely basis could jeopardize the franchise or license for such system or provide opportunities to the Communication Group's competitors. Cost overruns may also obligate the Company to incur additional debt.

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

Many of the Communications Group's ventures are either in developmental stages or have only recently commenced operations and the Communications Group has incurred significant operating losses to date. The Communications Group is currently pursuing additional investments in a variety of communications businesses both in its existing markets and in additional markets. In implementing and managing its strategy of growing its businesses, the Communications Group must:

      o     assess the strengths and weaknesses of development opportunities,

      o evaluate the costs and uncertain returns of developing and constructing the facilities for operating systems, and

      o integrate and manage the operations of existing and additional systems.

The Communications Group cannot assure you that it will successfully implement its growth strategy.

The government licenses on which the Communications Group depends to operate many of its businesses could be cancelled or not renewed, which would impair the development of its services.

Many of the Communications Group's joint ventures operate under licenses that are issued for limited periods. The Communications Group's failure to renew these licenses could have a material adverse effect on our operations. For most of the licenses held or used by the Communications Group's joint ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Communications Group cannot assure you that these licenses will be renewed upon the expiration of their current terms. In addition, while the Communications Group at one time held a number of exclusive licenses to operate its communications businesses, all such periods of exclusivity have expired and the Communications Group does not expect to be granted further exclusive licenses in any of the markets where it currently provides or plans to provide its services.

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

Currency control restrictions in the Communications Group's markets may have a negative effect on its business.

The existence of currency control restrictions in certain of the Communications Group's markets may make it difficult for the Communications Group to convert or repatriate its foreign earnings and may adversely affect its ability to pay overhead expenses, meet its debt obligations and continue to expand its communications business.

Additionally, the Communication Group's joint ventures often require specific licenses from the central banks of many of the countries in which they operate for certain types of foreign currency loans, leases and investments. The documentary requirements for obtaining the currency licenses are burdensome; and the Company cannot assure you that the licensing entity will not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. Furthermore, the time typically taken by the relevant central banks to issue these licenses can be lengthy, in some cases up to one year or more. The joint ventures' failure to obtain currency licenses could result in the imposition of fines and penalties, significant delays in delivering equipment to its operating businesses and resulting difficulties in generating cash flows from their operating businesses.

The Communications Group does not fully control its joint ventures' operations, strategies and financial decisions and cannot assure you that it will be able to maximize its return on these investments.

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

From time to time, certain of the Communications Group's ventures may be required by local law or regulation to amend or re-register their charter or foundation documents. In the process of such amendments or re-registrations, the ventures may be required to renegotiate with their partners the corporate governance provisions in those documents, and there can be no assurance that such negotiations would not ultimately impact the corporate governance structures of those ventures to the Communications Group's detriment.

In many instances, the Communications Group's partners in a joint venture include a governmental entity or an affiliate of a governmental entity. This poses a number of risks, including:

      o the possibility of decreased governmental support or enthusiasm for the venture as a result of a change of government or government officials,

      o     a change of policy by the government, and

      o the ability of the governmental entities to exert undue control or influence over the project in the event of a dispute or otherwise.

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

The Communications Group is dependent on local operators or interconnect parties for a significant portion of its telephony operations. For example, the Communications Group's wireless operator in Kazakhstan is entitled to favorable interconnection to networks operated by Kazakhtelekom, the Kazakhstan public switched telephone network operator, for the completion of its local, long distance and international calls. Other operating businesses, such as PeterStar and Teleport-TP, face similar issues. The Company cannot assure you that its operating businesses will continue to have access to these operators' networks or that the Communications Group will be able to have access to these networks upon favorable tariffs. The loss of access to these networks or increases in tariffs could have a material adverse effect upon the Company.

The Communications Group is also dependent on local operators or interconnect parties' facilities for certain of its operations. For example, PeterStar's business in St. Petersburg is dependent on Russian operators' buildings, ducts and tunnels in order to house its exchanges and to reach its customers and Teleport-TP's business in Moscow is dependent upon the facilities of local operators for the operation of its existing network in Moscow and to terminate certain traffic to users. The loss of the right to use these facilities could have a material adverse effect on these operations.

Certain customers account for a significant portion of the total revenues of certain of the Communications Group's telephony operations. The loss of these customers would materially and adversely affect their results of operations.

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

Many of the Communications Group's operations or proposed operations are dependent upon approval of its equipment by the communications authorities of the markets in which the Communications Group and its joint ventures operate or plan to operate. The Communications Group cannot assure you that the equipment it plans to use in these markets will be approved. The failure to obtain approval for the Communications Group's equipment could have a material adverse effect on many of its proposed operations.

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

The Communications Group operates in countries in Eastern Europe and the republics of the former Soviet Union, and other selected emerging markets. These countries face significant political, social and economic uncertainties which could have a material adverse effect on its operations in these areas. These uncertainties include:

      o     possible internal military conflicts,

      o civil unrest fueled by economic and social crises in those countries,

      o political tensions between national and local governments which often result in the enactment of conflicting legislation at various levels and may result in political instability,

      o bureaucratic infighting between government agencies with unclear and overlapping jurisdictions,

      o high unemployment, high inflation, high foreign debt, weak currencies and the possibility of widespread bankruptcies,

      o     unstable governments,

      o pervasive and evolving regulatory control of the state over the telecommunications and information industries,

      o uncertainty whether many of the countries in which the Communications Group operates will continue to receive the substantial financial assistance they have received from several foreign governments and international organizations which helps to support their economic development,

      o the failure by government entities to meet their outstanding foreign debt repayment obligations, and

      o the risk of increased support for a renewal of centralized authority and increased nationalism resulting in possible restrictions on foreign partnerships and alliances, foreign ownership and/or discrimination against foreign owned businesses.

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

The Communications Group has invested all of its resources in operations outside of the United States and plans to make additional international investments in the near future. The Company runs a number of risks by investing in foreign countries including:

      o loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks,

      o increases in taxes and governmental royalties and involuntary changes to its licenses issued by, or contracts with, foreign governments or their affiliated commercial enterprises,

      o changes in foreign and domestic laws and policies that govern operations of overseas-based companies,

      o amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Communications Group's joint ventures and subsidiaries,

      o criminal organizations in certain of the countries in which the Communications Group operates that could threaten and intimidate our businesses. The Communications Group cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations,

      o high levels of corruption and non-compliance with the law exists in many countries in which the Communications Group operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Communications Group to compete on an even basis with other parties, and

      o official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries.

Laws restricting foreign alliances, partnerships and investments in the telecommunications industry could adversely affect the Communications Group's operations in these countries.

The Communications Group may also be materially and adversely affected by laws restricting foreign alliances, partnerships and investment in the field of communications and information industries. Some countries in which the Communications Group operates have extensive restrictions on foreign alliances, partnerships and investments in the communications field and information industries. There is no way of predicting whether additional limitations will be enacted in any of the Communications Group's markets, or whether any such law, if enacted, will force the Communications Group to reduce or restructure its ownership interest in any of its ventures or modify or terminate its alliances and partnerships. If additional limitations are enacted in any of the Communications Group's markets and the Communications Group is required to reduce or restructure its ownership interests in or relationships with any ventures, it is unclear how this reduction or restructuring would be implemented, or what impact this reduction or restructuring would have on the Communications Group and on its financial condition or results of operations.

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

As a further example, in 1999 the Chinese government requested termination of all of the cooperations with the Communications Group's telecommunications joint ventures then operating in China, on the basis that the structure used for these cooperations would no longer be permitted. As a result, China Unicom terminated all cooperation agreements with the Communications Group's ventures in China. See "Termination of China Telecommunications Joint Ventures."

As a further example, changes in Russian regulation have forced the three mobile operators which have historically provided significant traffic for the PeterStar network to use a competing Russian network.

Recent economic difficulties in Russia and other emerging markets could have a material adverse effect on the Communications Group's operations in these countries.

During 1998 and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia improved in 2000,the long-term prospects for recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

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

Taxes payable by the Company's joint ventures are substantial and the Company may be unable to obtain the benefits of tax treaties due to:

      o the documentary and other requirements imposed by the government authorities,

      o the unfamiliarity of those administering the tax system with the international tax treaty system of their country, or their unwillingness to recognize the treaty system, and

      o the absence of applicable tax treaties in many of the countries in which the Company operates.

The Company's tax planning initiatives to reduce its overall tax obligations may be negated or impaired by the need to deal with these issues. Furthermore, the taxation systems in the countries in which the Company operates is at an early stage of development and is subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In some instances, new taxes and tax regulations have been given retroactive effect, which further complicates effective tax planning.

The commercial and corporate legal structures are still developing in the Communications Group's target markets which creates uncertainties as to the protection of its rights and operations in these markets.

Commercial and corporate laws in the countries in which the Communications Group operates are significantly less developed or clear than comparable laws in the United States and the countries of Western Europe and are subject to frequent changes, preemption and reinterpretation by local or administrative regulations, by administrative officials and, in the case of Eastern Europe and the republics of the former Soviet Union, by new governments. There are also often inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go unenforced. The result has been considerable legal confusion which creates significant obstacles to creating and operating the Communications Group's joint ventures. The Communications Group cannot assure you that the uncertainties associated with the existing and future laws and regulations in its markets will not have a material adverse effect on its ability to conduct its business and to generate profits.

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

Recently Snapper was not in compliance with some financial covenants under its credit facilities and, although these defaults have been waived, the Company cannot assure you that Snapper will not default again under its credit facility. Any such default could materially and adversely affect Snapper, could result in a cross-default under the indenture governing our senior notes, and could materially and adversely affect the Company's results of operations.

If Snapper's floor plan lender does not withdraw its claimed default, or if Snapper is unable otherwise to contest such claimed default or to replace its floor plan lender prior to the time such lender ceases to finance Snapper dealers, Snapper's and the Company's results of operations could suffer a material adverse effect.

On March 15, 2001, Snapper received written notice from the financial institution that provides floor plan financing to Snapper dealers advising that the financial institution considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001, and that Snapper would be required to pay a default termination fee of one percent of the average amount floor planned with Snapper's dealers during the previous twelve month period. Snapper and the Company disagree with the basis for this action taken by the financial institution, and are currently contesting the claimed defaults and pursuing afternative means of providing floor plan financing to the Snapper dealers. If such financial institution does not withdraw its claimed default, or if Snapper is unable otherwise to contest successfully such claimed default or to replace such financial institution prior to the time such lender ceases to finance Snapper dealers, Snapper's and the Company's results of operations could suffer a material adverse effect.

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

The Company is involved in several legal proceedings in connection with its investment in RDM Sports Group, Inc. See "- Investment in RDM."

In addition, several stockholders of the Company have commenced derivative actions against some of the current and former officers and directors of the Company. The Company has agreed to indemnify its officers and directors to the extent not prohibited by law. See "Legal Proceedings."

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

If the Company is unable to consummate the proposed spin-offs of Snapper, Metromedia China and its radio and cable businesses, its stockholders will not obtain the contemplated benefits.

In order to consummate the proposed spin-offs of Snapper, Metromedia China and its radio and cable businesses, the Company will need to obtain consents and approvals from various third parties, including the holders of its 10 1/2% senior discount notes, the lenders under the Snapper credit facility and others. As a result, the proposed spin-offs may not occur and the contemplated benefits of separating out these businesses from the Company's telephony business may not be obtained. In addition, creditors of the Company may attempt to challenge the spin-offs as fraudulent conveyances or on the grounds that the spin-offs constitute impermissible dividends under Delaware law. If any of these challenges is successful, a court might prevent the Company from consummating the spin-offs or may unwind these transactions.

The businesses of the Company to be distributed in the proposed spin-offs may be unable to make the changes necessary to operate as stand-alone businesses, or may incur greater costs as stand-alone companies that may cause their profitability to decline.

The businesses of the Company to be distributed in the spin-offs have been operated as segments of the Company's broader corporate organization rather than as stand-alone companies. The Company assisted these businesses by providing financing, as well as providing corporate functions such as accounting, legal and tax support. Following the spin-offs, the Company will have no obligation to provide assistance to these businesses other than services which will be provided by the Company pursuant to agreements that will be entered into at the time of the spin-offs. Because these businesses have never been operated as independent companies, the Company cannot assure you that these subsidiaries will be able to successfully implement the changes necessary to operate independently or that they will not incur additional costs operating independently that will cause their profitability to decline.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

      o general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

      o industry capacity, which tends to increase during strong years of the business cycle,

      o     changes in public taste, industry trends and demographic changes,

      o competition from other communications and information-related companies, which may affect the Communication Group's ability to generate revenues,

      o political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's results of operations,

      o timely completion of construction projects for new systems for the joint ventures in which the Communications Group has invested, which may impact the costs of these projects,

      o developing legal structures in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect the Communications Group's ability to enforce its legal rights,

      o cooperation of local partners in the Communications Group's communications investments in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets, which may affect its results of operations,

      o     exchange rate fluctuations,

      o license renewals for the Communications Group's communications investments in Eastern Europe, republics of the former Soviet Union, China and other selected emerging markets,

      o the loss of any significant customers, or the deterioration of credit quality of the Company's customers,

      o     changes in business strategy or development plans,

      o     the quality of management,

      o     the availability of qualified personnel,

      o     changes in or the failure to comply with government regulation, and

      o     other factors referenced in this document.

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

Item 2. Properties

The following table contains a list of the Company's principal properties as of March 9, 2001.

                                                             Number of
                                                     --------------------------
Description                                             Owned        Leased                   Location
                                                     ------------  ------------  --------------------------------------
Communications Group:
Office space                                             --             1        Moscow, Russia
Office space                                             --             1        Vienna, Austria
Office space                                             --             1        New York, New York
Office space                                             --             3        Beijing, People's Republic of China

General Corporate:
Office space                                             --             1        East Rutherford, New Jersey

Snapper:
Manufacturing plant                                       1            --        McDonough, Georgia
Distribution facility                                    --             2        McDonough, Georgia
Distribution facility                                    --             1        Grand Prairie, Texas
Distribution facility                                    --             1        Greenville, Ohio
Distribution facility                                    --             1        Reno, Nevada

The Company's management believes that the facilities listed above are generally adequate and satisfactory for their present usage and are generally well utilized.

Item 3. Legal Proceedings

Fuqua Industries, Inc. Shareholder Litigation

In re Fuqua Industries, Inc. Shareholder Litigation, Del. Ch., Consolidated C.A. No. 11974, plaintiff Virginia Abrams filed a purported class and derivative action in the Delaware Court of Chancery on February 22, 1991 against Fuqua Industries, Inc. (predecessor company to The Actava Group), Intermark, Inc., the then-current directors of Fuqua Industries and certain past members of the board of directors. The action challenged certain transactions which were alleged to be part of a plan to change control of the board of Fuqua Industries from J.B. Fuqua to Intermark and sought a judgment against defendants in the amount of $15.7 million, other unspecified money damages, an accounting, declaratory relief and an injunction prohibiting any business combination between Fuqua Industries and Intermark in the absence of approval by a majority of Fuqua Industries' disinterested shareholders. Subsequently, two similar actions, styled Behrens v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11988 and Freberg v. Fuqua Industries, Inc. et al., Del. Ch., C.A. No. 11989 were filed with the Court. On May 1, 1991, the Court ordered all of the foregoing actions consolidated. On October 7, 1991, all defendants moved to dismiss the complaint. Plaintiffs thereafter took three depositions during the next three years.

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

For a discussion of legal proceedings in connection with RDM, see "Item 1.
      Business - Investment in RDM".

Bennett v. Metromedia International Group, Inc.

Bennett v. Metromedia International Group, Inc. (C.A. No. 18530-NC, Court of Chancery of Delaware, New Castle County). By complaint dated November 29, 2000, a shareholder of the Company, Richard A. Bennett, commenced an action seeking to inspect corporate books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The Company has negotiated the scope of such disclosure with Mr. Bennett and is in the process of providing such documentation.

Barberis v. Kluge, et al.

Barberis v. Kluge, et al. (C.A. No. 18676-NC, Court of Chancery of Delaware, New Castle County); Crandon Capital Partners v. Kluge, et al. (C.A. No. 18681-NC, Court of Chancery of Delaware, New Castle County); Katz v. Kluge, et al. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle County); Kotzen v. Kluge, et al. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to compel the Company to dispose of its interest in Snapper, Inc., to enjoin the defendants from pursuing any going-private transactions, and an accounting. On February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

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

                                    Market Price of Common Stock
                        -----------------------------------------------------
Quarters Ended                   2000 (1)                     1999
                        ---------------------------  ------------------------
                           High           Low           High         Low
                        ------------ --------------  -----------  -----------
March 31                 $ 9.75       $   4.4375       $  8 1/2     $  4 7/8
June 30                   6.125           3.875          8 5/16        4 1/8
September 30               4.75            3.36          8 1/16       4 1/16
December 31                3.80            2.06           5 1/8            3

---------

(1) The Company's common stock commenced trading in decimals on January 31, 2000.

Holders of common stock are entitled to such dividends as may be declared by the Company's Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain earnings to finance the development and expansion of its businesses. The decision of the board of directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends including the Company's 10 1/2% senior discount notes. The Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 22, 2001, there were approximately 6,796 record holders of common stock. The last reported sales price for the common stock on such date was $2.75 per share as reported by the American Stock Exchange.

Item 6. Selected Financial Data

                                                                       Years ended December 31
                                                   --------------------------------------------------------------------
                                                      2000         1999          1998 (1)   1997 (1)(2)(3)  1996 (3)(4)
                                                   ---------    ---------       ---------   --------------  -----------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenues                                           $ 312,845    $ 265,062       $ 240,586    $ 204,328       $  36,592
Equity in losses of unconsolidated investees (5)      (8,713)     (22,299)        (18,151)     (53,150)         (7,835)
Loss from continuing operations (5) (6) (7)          (24,304)    (129,207)       (135,986)    (130,901)        (72,146)
Income (loss) from discontinued operations                --      (12,776)         12,316      234,036         (38,592)
Loss from extraordinary items (8)                         --           --              --      (14,692)         (4,505)
Net income (loss)                                  $ (24,304)   $(141,983)      $(123,670)   $  88,443       $(115,243)
Income (loss) per common share - Basic:

    Continuing operations                          $   (0.42)   $   (1.92)      $   (2.19)   $   (2.02)      $   (1.33)

    Discontinued operations                               --        (0.17)            .18         3.50           (0.71)

    Extraordinary items                                   --           --              --        (0.22)          (0.08)

    Net income (loss)                              $   (0.42)   $   (2.09)      $   (2.01)   $    1.26       $   (2.12)

Ratio of earnings to fixed charges (9)                   n/a          n/a             n/a          n/a             n/a

Weighted average common shares outstanding            93,978       75,232          68,955       66,961          54,293
Dividends per common share                                --           --              --           --              --
Balance Sheet Data (at end of period):
Total assets                                       $ 736,119    $ 776,854       $ 609,641    $ 789,272       $ 513,118
Notes and subordinated debt                          234,870      223,952          51,834       79,416         190,754

------------

(1) On July 10, 1997 and April 16, 1998, the Company completed the sales of its entertainment group and the Landmark Theatre Group, respectively. These transactions have been treated as discontinuances of business segments and, accordingly, the Company's consolidated financial statements reflect the results of operations of the entertainment group and Landmark as discontinued segments.

(2) Included in the year ended December 31, 1997 are equity in losses and write-down of investment in RDM of $45.1 million.

(3) Total assets include the net assets of the entertainment group and Landmark. The net assets (liabilities) of the entertainment group at December 31, 1996 were $11.0 million. The revenues of the entertainment group for the year ended December 31, 1996 were $135.6 million. At December 31, 1997 and 1996, the net assets of Landmark, which was acquired on July 2, 1996, were $46.8 million and $46.5 million, respectively. The revenues of Landmark for the period July 2, 1996 to December 31, 1996 were $29.6 million.

(4) The consolidated financial statements for the year ended December 31, 1996 include two months (November and December 1996) of the results of operations of Snapper.

(5) For the years ended December 31, 2000, 1999 and 1998, in connection with the Communications Group's operations, the Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to joint ventures and wrote down inventory; the total non-cash charge and write-down was $9.4 million, $68.9 million and $49.9 million, respectively.

(6) For the year ended December 31, 1999, the Communications Group recorded a restructuring charge of $8.4 million. For the year ended December 31, 2000, actual restructuring costs were lower than originally estimated by $823,000.

(7) In October 2000, the Communications Group sold its indirect 22% interest in Baltcom GSM for a total cash consideration of $66.3 million and recorded an after tax gain on the sale of $57.4 million.

(8) For each of the years ended December 31, 1997, and 1996 the extraordinary items reflect the loss on the repayment of debt in each period.

(9) For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2000, 1999, 1998, 1997, and 1996; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997, and 1996 were: $15.4 million, $146.9 million, $141.1 million, $95.3 million, and $64.3 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business"
section included as Item 1 herein.

Recent Developments

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China and radio and cable businesses from its telephony assets as a means to maximize stockholder value. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders. On March 1, 2001, the Company engaged Salomon Smith Barney and ING Barings, two independent, internationally recognized investment banking firms, to advise it on the various alternatives.

The Company's Board of Directors has not approved any definitive transaction and any final action would remain subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks and bondholders. As a result, all information in this Annual Report has been prepared assuming the Company continues to operate each of its lines of businesses. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. See Item 3 "Legal Proceedings".

During December 2000, the Company received four separate proposals from the Company's stockholders for inclusion in the Company's Proxy Statement with respect to the Company's 2000 Annual Meeting of Stockholders (the "Annual Meeting"). The Company is currently evaluating whether it is required to include such proposals in its Proxy Statement for the Annual Meeting. In addition, on March 14, 2001 the Company received notice on behalf of certain affiliates of Elliot Associates, a stockholder of the Company, that they have nominated three individuals to stand for election to the Company's Board of Directors at the Annual Meeting. The Company is currently evaluating this notice and the Company has not to date received any additional information or proxy materials from this stockholder. In light of the consideration by the Company's management and Board of Directors of the structural alternatives for the Company and its business lines and the possibility that any such transaction might require stockholder approval, the Board of Directors has not yet established a definitive date for the Annual Meeting.

General

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

Communications Group

Overview

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and an e-commerce business in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Company also held interests in several telecommunications joint ventures in China. These ventures terminated operations in late 1999 by order of the Chinese government and the Company reached agreement with its partners in the ventures for the distribution of approximately $94.7 million in settlement of all claims under the joint venture agreements, all of which has been received. The Communications Group is currently developing e-commerce business opportunities in China.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

During 2000 the Company continued to focus its growth strategy on opportunities in communications businesses. The constantly changing technologies involved in the Communications Group's telephony and cable businesses, and the relationship of each business to Internet access has provided the Company with new opportunities.

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

The acquisition of the PLD Telekom businesses by the Company on September 30, 1999, adds further to the strong presence of the Communications Group in the republics of the former Soviet Union. In December 2000, the Company acquired a 50% stake in ZAO Comstar, a large digital operator in Moscow and significantly enhanced the Communications Group's presence in Russia. The strengthened portfolio of communications assets is also expected to bring cost saving and revenue generating synergies to the Company.

The Communications Group's consolidated revenues represented approximately 46%, 18%, and 13% of the Company's total revenues for the years ended December 31, 2000, 1999, and 1998, respectively. The Company expects total revenues to increase as the Communications Group's joint ventures develop their businesses. Consolidated revenues of the Company for the year ended December 31, 1999 include $22.9 million attributable to PLD Telekom for the three months ended December 31, 1999.

Comstar

In December 2000, the Company acquired a 50% interest in ZAO Comstar, a large largest digital overlay operator in Moscow, from Marconi Communications Limited. The purchase price was approximately $61.4 million in cash.

Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). It has a 756 mile optical fiber network throughout the city of Moscow. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network. Comstar has a well-established platform that facilitates all types of IP services through a Central Internet Service Node. This platform enables Comstar to develop VoIP services and a total package of ISP services.

Sale of Baltcom GSM

In October 2000 the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The Communications Group's sale of its interest in Baltcom GSM was part of a sale by all of the selling shareholders of their stakes to Tele2. The Communications Group recorded the after tax gain on this disposal of approximately $57.4 million in the fourth quarter of 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2000 Impairment Charge

Certain of the Company's joint ventures have continued to incur operating losses. As part of its ongoing review of these operations, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying values, the Company utilized a discounted cash flow model or current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million.

1999 Restructuring and Impairment Charges

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its Metromedia International Telecommunications, Inc. ("MITI") and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to December 31, 2000 (in thousands):

                             Restructuring               December 31,                             December 31,
Type of Cost                     Cost       Payments        1999         Payments    Adjustments      2000
------------                 -------------  --------     -----------     --------    -----------  -----------
Employee separations           $ 6,175       $  (303)      $ 5,872       $(3,953)      $  (676)      $ 1,243
Facility closings                1,456            --         1,456        (1,123)         (147)          186
                               -------       -------       -------       -------       -------       -------
                                 7,631       $  (303)      $ 7,328       $(5,076)      $  (823)      $ 1,429
                                             =======       =======       =======       =======       =======
Write-off of fixed assets          800
                               -------
                               $ 8,431
                               =======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including some pre-operational businesses) in its portfolio did not meet certain of the business objectives identified in the strategic review, such as the Company's ability to obtain control of the venture or geographic focus. The long-lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. As a result, the Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of assets or investments and recorded an impairment charge to adjust the carrying values to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

1998 Impairment Charge

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operation. Under the revised plan, the Communications Group managed its paging business to a level that did not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company recorded a non-cash charge on its paging assets of $49.9 million, which included a $35.9 million write-off of goodwill and other intangibles. The non-cash charge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to joint ventures and wrote down inventory. Under the revised plan, the paging business's operating losses have decreased significantly.

The non-cash charge adjusted the carrying value of goodwill and other intangibles, fixed assets of $4.4 million and investments in and advances to joint ventures of $5.4 million and wrote down inventory by $4.2 million. The write-down related to both consolidated joint ventures and subsidiaries and joint ventures recorded under the equity method. The Company adjusted its investments in certain paging operations which were recorded under the equity method to zero and since then has not provided significant additional funding to these equity investees, and unless it provides future funding will not record its proportionate share of any future net losses in these investees.

The following table displays the components of the asset impairment charges recorded by the Company for investments in Eastern Europe and the republics of the former Soviet Union in the years ended December 31, 2000, 1999 and 1998 as follows (in thousands):

                                                      2000         1999         1998
                                                   -------      -------      -------
Goodwill and other intangibles                     $ 1,919      $   844      $35,867
Property and equipment                                  --        1,959        4,450
Equipment payment guarantee                             --        4,250           --
Investments in and advances to joint ventures        7,513       16,136        5,446
Inventory                                               --           --        4,174
                                                   -------      -------      -------
                                                   $ 9,432      $23,189      $49,937
                                                   =======      =======      =======

Termination of China Telecommunications Joint Ventures

Between 1996 and 1999, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Metromedia China Corporation. These joint ventures engaged in cooperation projects under contracts with China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. All four of these ventures ("Sichuan JV", "Chongqing JV", "Ningbo JV" and "Ningbo JV II") prematurely terminated operations as a result of an order of the Chinese government in late 1999. Concurrent with this termination, MCC reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the China Unicom cooperation contracts and the joint venture contracts with its partners. As of December 31, 2000, MCC has received full distribution and repatriation of these funds in U.S. dollars, and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved. The $94.7 million in total distributions from the joint ventures was insufficient to fully recover the goodwill originally recorded in connection with MCC's investment in these joint ventures. As of December 31, 2000, MCC had recorded non-cash impairment charges of $41.7 million for the write-off of goodwill to reflect this shortfall.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Basis of Presentation

The Communications Group accounts for the majority of its joint ventures under the equity method of accounting since it generally does not exercise control over such ventures. Under the equity method of accounting, the Communications Group reflects the investments in and advances to joint ventures, adjusted for distributions received and its share of the income or losses of the joint ventures, on its balance sheet. The income (losses) recorded in the years ended 2000, 1999, and 1998 represent the Communications Group's equity in the income (losses) of the joint ventures in Eastern Europe and the republics of the former Soviet Union, and China. Equity in the income (losses) of the joint ventures by the Communications Group are generally reflected according to the level of ownership of the joint venture by the Communications Group until such joint venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the joint venture if the Communications Group is the sole funding source of the joint ventures. See Notes 3 and 4 of the "Notes to Consolidated Financial Statements" of the Company, for those joint ventures recorded under the equity method and their summary financial information.

Investments over which significant influence is not exercised are carried under the cost method.

Almost all of the Communications Group's joint ventures other than the businesses of PLD Telekom and Comstar report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those joint ventures for the year ended September 30. The Company has deferred its decision on reducing or eliminating the three-month reporting lag for certain of its principal businesses until it has completed its evaluation of structural alternatives as noted above.

Snapper

Snapper manufactures Snapper(R) brand premium-priced power lawnmowers, garden tillers, snowthrowers, utility vehicles and related parts and accessories. The lawnmowers include rear engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand.

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

On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications, Inc. with and into wholly-owned subsidiaries of the Company, and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc." As part of the November 1, 1995 merger, the Company acquired approximately 39% of RDM Sports Group, Inc. On August 29, 1997, RDM and certain of its affiliates filed voluntary bankruptcy petitions under chapter 11. The Company

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

believes that it is unlikely to recover any distribution on account of its equity interest in RDM. See "Item 1. Business--Investment in RDM".

Forward Looking Statements. Certain statements set forth below under this caption constitute "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 96.

Segment Information

The following tables set forth operating results for the years ended December 31, 2000, 1999, and 1998, for the Company's Communications Group and Snapper.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                               Segment Information
                          Year ended December 31, 2000
                                 (in thousands)
                                   See note 1

                                              Communications Group - Eastern Europe and the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------
                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
 Combined
 Revenues                                     $  77,420      137,675    $ 36,161    $ 16,311    $  8,998    $  3,170    $ 279,735
 Asset impairment charge                             --           --          --          --          --         409          409
 Depreciation and amortization                   22,176       29,663      12,004       1,332       1,306      34,975      101,456
 Operating income (loss)                         13,640       19,785      (3,168)       (925)     (1,658)    (64,334)     (36,660)

 Consolidated
 Revenues                                     $  13,837      103,957    $  7,263    $ 14,709    $  1,599    $  3,170    $ 144,535
 Gross profit                                        --
 Reduction in estimate of restructuring
    and asset impairment charges                     --           --          --          --          --         409          409
 Depreciation and amortization                    5,005       16,821       3,266       1,171         246      34,975       61,484
 Operating income (loss)                         (3,917)      30,925      (1,565)       (555)        282     (64,334)     (39,164)

 Unconsolidated Joint Ventures
 Revenues                                     $  63,583    $  33,718    $ 28,898    $  1,602    $  7,399    $     --    $ 135,200
 Depreciation and amortization                   17,171       12,842       8,738         161       1,060          --       39,972
 Operating income (loss)                         17,557      (11,140)     (1,603)       (370)     (1,940)         --        2,504
 Net income (loss)                                9,639      (14,648)    (11,017)       (133)     (2,433)         --      (18,592)
 Equity in income (losses) of
    unconsolidated investees (note 2)            10,408       (6,870)     (5,066)       (307)     (6,195)         --       (8,030)
 Gain on disposition of businesses, net                                                                                    59,020
 Foreign currency gain                                                                                                       (714)
 Minority interest                                                                                                         (7,150)
 Interest expense
 Interest income
 Other income
 Income tax expense

 Net loss

                                              Communications             Corporate
                                               Group-China   Snapper    Headquarters  Consolidated
                                               -----------  ----------  ------------  -------------
 Combined
 Revenues
 Asset impairment charge
 Depreciation and amortization
 Operating income (loss)

 Consolidated
 Revenues                                      $    329    $ 167,981    $      --    $ 312,845
 Gross profit                                                 56,971
 Reduction in estimate of restructuring
    and asset impairment charges                 (4,078)          --           --       (3,669)
 Depreciation and amortization                      295        5,671           70       67,520
 Operating income (loss)                         (1,510)       3,972       (1,955)     (38,657)

 Unconsolidated Joint Ventures
 Revenues                                      $     --
 Depreciation and amortization                       38
 Operating income (loss)                           (683)
 Net income (loss)                                 (683)
 Equity in income (losses) of
    unconsolidated investees (note 2)              (683)          --           --       (8,713)
 Gain on disposition of businesses, net              --           --           --       59,020
 Foreign currency gain                               --           --           --         (714)
 Minority interest                                2,359           --           --       (4,791)
 Interest expense                                                                      (31,047)
 Interest income                                                                         5,724
 Other income                                                                            5,157
 Income tax expense                                                                    (10,283)
                                                                                     ---------
 Net loss                                                                            $ (24,304)
                                                                                     =========

----------
Note 1: The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The above segment information and the discussion of the Company's operating segments is based on operating income (loss) which includes depreciation and amortization. In addition, the Company evaluates the performance of the Communications Group's operating segment in Eastern Europe and the republics of the former Soviet Union on a combined basis. The Company is providing as supplemental information an analysis of combined revenues and operating income (loss) for its consolidated and unconsolidated joint ventures in Eastern Europe and the republics of the former Soviet Union.

Note 2: Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                               Segment Information
                          Year ended December 31, 1999
                                 (in thousands)

                                              Communications Group - Eastern Europe and the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------
                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                      $  53,704    $  43,409    $ 33,171    $ 16,910    $ 14,143    $  2,490    $ 163,827
Restructuring and asset impairment charge            --           --          --         251       1,926      13,825       16,002
Depreciation and amortization                    19,620        7,290      11,233       4,244       1,028      12,600       56,015
Operating income (loss)                           1,229       (6,305)        147      (5,823)     (4,160)    (53,265)     (68,177)

Consolidated
Revenues                                      $   4,532    $  18,397    $  5,555    $ 14,715    $  3,050    $  2,490    $  48,739
Gross profit
Restructuring and asset impairment charge            --           --          --         251       1,926      13,825       16,002
Depreciation and amortization                     1,616        4,026       2,001       4,000         447      12,600       24,690
Operating income (loss)                            (798)      (4,558)       (550)     (5,704)     (3,675)    (53,265)     (68,550)

Unconsolidated Joint Ventures
Revenues                                      $  49,172    $  25,012    $ 27,616    $  2,195    $ 11,093    $     --    $ 115,088
Depreciation and amortization                    18,004        3,264       9,232         244         581          --       31,325
Operating income (loss)                           2,027       (1,747)        697        (119)       (485)         --          373
Net income (loss)                                (9,540)      (8,701)     (3,369)       (145)     (1,026)         --      (22,781)
Equity in income (losses) of unconsolidated
    investees (note 2)                           (6,128)     (15,021)        329        (153)       (478)         --      (21,451)
Loss on disposition of business                                                                                              (243)
Foreign currency loss                                                                                                      (4,126)
Minority interest                                                                                                             712
Interest expense
Interest income
Income tax expense
Discontinued operations

Net loss

                                              Communications             Corporate
                                               Group-China   Snapper    Headquarters  Consolidated
                                               -----------  ----------  ------------  -------------
Combined
Revenues
Restructuring and asset impairment charge
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                        $    --    $ 216,323       $   --    $ 265,062
Gross profit                                                  72,646
Restructuring and asset impairment charge        45,682           --           --       61,684
Depreciation and amortization                     1,724        6,173           21       32,608
Operating income (loss)                         (55,861)      12,443       (6,333)    (118,301)

Unconsolidated Joint Ventures
Revenues                                          2,553
Depreciation and amortization                     1,980
Operating income (loss)                            (217)
Net income (loss)                                24,282
Equity in income (losses) of unconsolidated
    investees (note 2)                             (848)          --           --      (22,299)
Loss on disposition of business                      --           --           --         (243)
Foreign currency loss                                --           --           --       (4,126)
Minority interest                                26,226           --           --       26,938
Interest expense                                                                       (17,265)
Interest income                                                                          7,304
Income tax expense                                                                      (1,215)
Discontinued operations                                                                (12,776)
                                                                                     ---------
Net loss                                                                             $(141,983)
                                                                                     =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                               Segment Information
                          Year ended December 31, 1998
                                 (in thousands)

                                              Communications Group - Eastern Europe and the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------
                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                      $  22,091    $  33,466    $ 31,440    $ 19,215    $ 20,426    $  2,279    $ 128,917
Depreciation and amortization                     9,384        3,027      13,597       1,440       3,161       5,784       36,393
Operating income (loss)                          (5,665)       4,875      (5,212)      1,046     (19,999)    (87,519)    (112,474)

Consolidated
Revenues                                             $-    $   3,200    $  3,444    $ 17,081    $  4,204    $  2,279    $  30,208
Gross profit

Asset impairment charge                              --           --          --          --       6,280      34,037       40,317
Depreciation and amortization                        --          481       1,541       1,228       1,591       5,784       10,625
Operating income (loss)                              --         (186)     (1,475)      1,171     (20,632)    (87,519)    (108,641)

Unconsolidated Joint Ventures
Revenues                                      $  22,091    $  30,266    $ 27,996    $  2,134    $ 16,222    $     --    $  98,709
Depreciation and amortization                     9,384        2,546      12,056         212       1,570          --       25,768
Operating income (loss)                          (5,665)       5,061      (3,737)       (125)        633          --       (3,833)
Net income (loss)                               (12,821)       1,618      (8,985)       (221)     (3,384)         --      (23,793)
Equity in income (losses) of
    unconsolidated investees (note 2)            (5,867)         201      (3,877)       (108)     (7,460)         --      (17,111)

Gain on disposition of business, net                                                                                        5,527
Foreign currency loss                                                                                                        (137)
Minority interest                                                                                                           1,527
Interest expense
Interest income
Income tax benefit
Discontinued operations

Net loss

                                              Communications             Corporate
                                               Group-China   Snapper    Headquarters  Consolidated
                                               -----------  ----------  ------------  -------------
Combined
Revenues
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                      $      --    $ 210,378       $   --    $ 240,586
Gross profit                                                  62,984

Asset impairment charge                              --           --           --       40,317
Depreciation and amortization                     3,226        6,728            9       20,588
Operating income (loss)                         (14,504)      (7,607)         896     (129,856)

Unconsolidated Joint Ventures
Revenues                                      $   3,483
Depreciation and amortization                     2,662
Operating income (loss)                            (660)
Net income (loss)                                (3,567)
Equity in income (losses) of
    unconsolidated investees (note 2)            (1,040)          --           --      (18,151)

Gain on disposition of business, net                 --           --           --        5,527
Foreign currency loss                                --           --           --         (137)
Minority interest                                 8,331           --           --        9,858
Interest expense                                                                       (16,331)
Interest income                                                                         12,746
Income tax benefit                                                                         358
Discontinued operations                                                                 12,316
                                                                                     ---------
Net loss                                                                             $(123,670)
                                                                                     =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations - Year Ended December 31, 2000 Compared to Year Ended
      December 31, 1999, and Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Legend

C = Consolidated
D = Dissolution
E = Equity method
P = Pre-operational
L = Liquidated
N/A = Not applicable
N/M = Not meaningful

Communications Group - Eastern Europe and the Republics of the Former Soviet
Union

Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony;
(iii) cable television; (iv) radio broadcasting; and (v) paging. Certain of the Communications Group's ventures pay management fees to their shareholders. The figures presented for the ventures reflect all payments of such fees (i.e. management fees are included in operating expenses, the same as other expenses of the ventures). Certain of the Communications Group's investments have been written down to zero. If the Communications Group is no longer funding their operations, the results of these ventures have not been reported.

Wireless Telephony

The following sets forth the names of the Communications Group's wireless telephony ventures, its ownership percentage as of December 31, 2000, and accounting treatment for the years ended December 31, 2000, 1999, and 1998:

                                                                                                  December 31,
                                                                                          -----------------------------
Venture                                                                  Ownership %        2000      1999       1998
                                                                     -------------------- --------   --------   -------
ALTEL* (Almaty, Kazakhstan)                                                  50%              C         C        N/A
Baltcom GSM **(Latvia)                                                       22%             N/A        E         E
Magticom (Tbilisi, Georgia)                                                  35%              E         E         E
Tyumenruskom (Tyumen, Russia)                                                46%              E         E         P
BELCEL* (Minsk, Belorus)                                                     50%              E         E        N/A

----------

* - Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.
** - In October 2000, the Communications Group sold its indirect 22% interest.

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                                                        % Change            % Change
Wireless Telephony - Consolidated             2000          1999         1998         2000 to 1999        1999 to 1998
                                          ------------- ------------- ------------  ------------------ -------------------
Revenues                                    $ 13,837        $ 4,532     $    --             205%                N/A
Operating loss                              $ (3,917)       $  (798)    $    --             391%                N/A

Revenues. Wireless telephony consolidated revenues for 2000 amounted to $13.8 million as compared to $4.5 million for 1999. Revenues were generated by ALTEL, the Kazakhstan D-AMPS operator acquired in connection with the Company's acquisition of PLD Telekom Inc. in September 1999. The revenue reported in 1999 relates to the last quarter of that year. ALTEL's twelve month revenues for 1999 amounted to $23.2 million. The venture's revenues in 2000 were lower than those in 1999 due to the continued adverse effect of competition from two GSM operators which entered the Kazakhstan

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

market in early 1999. The venture's revenues during 2001 are expected to increase. ALTEL's revenues in 1999 were lower than those in 1998 due to increased competition from GSM operators entering the Kazakhstan market in early 1999.

Operating loss. As a result of intense competition from the two GSM operators, ALTEL experienced downward pressure on its tariffs and revenues in 2000. Due to reductions in margins, the venture recorded an operating loss of $3.9 million in 2000 compared to operating income of $1.5 million for the year of 1999. Due to reductions in margins, ALTEL recorded an operating loss of $1.0 million for the final quarter of 1999 as compared to operating income of $3.6 million for the same period in 1998. The Company believes that tariff competition in 2001 is likely to decrease leading to an improvement in the venture's operating results.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated wireless telephony joint ventures which are recorded under the equity method (in thousands):

                                                                                                  % Change         % Change
Wireless Telephony - Unconsolidated                     2000          1999          1998        2000 to 1999     1999 to 1998
                                                    ------------- ------------- ------------- ----------------- ----------------
Revenues                                            $  63,583     $  49,172     $  22,091            29%             123%
Operating income (loss)                             $  17,557     $   2,027     $  (5,665)          767%             N/M
Net income (loss)                                   $   9,639     $  (9,540)    $ (12,821)          N/M              (26)%
Equity in income (losses) of joint ventures         $  10,408     $  (6,128)    $  (5,867)          N/M                4%

Equity in income (losses) of joint ventures. The Communications Group's share in income from investments in wireless telephony ventures for 2000 was $10.4 million compared to losses of $6.1 million in 1999. These results were attributable mainly to GSM wireless operations in Latvia and Georgia and the Communications Group's D-AMPS operation in Tyumen, Russia.

On October 20, 2000 the Communications Group disposed of its interest in Baltcom GSM and recorded an after tax gain of $57.4 million which is included in gain on sale of businesses. For the nine month period in 2000 prior to its disposal, the venture reported revenues of $26.6 million. This compared to $31.7 million in 1999. The Company eliminated the three month reporting lag for Baltcom GSM in 1999, and accordingly its 1999 results relate to the fifteen months ended December 31, 1999. In 2000 the venture continued to experience strong subscriber growth, wider service area coverage and higher subscriber air time. Baltcom GSM reported a nine month operating income in 2000 of $4.3 million, an increase of $2.4 million compared to the fifteen month period ended December 31, 1999 and a net loss of $1.8 million compared to $5.7 million for the same periods.

In Georgia, Magticom's 2000 revenues were $27.9 million, representing an $11.9 million increase over 1999 revenues of $16.0 million due to significant growth in subscriber and traffic levels. The venture reported operating income of $2.3 million and a net loss of $887,000 in 1999 compared to operating income of $14.1 million and net income of $13.2 million in 2000 which was due primarily to increased revenues.

Other group ventures in this category include BELCEL, which operates an NMT 450 wireless business in Belarus and whose 50% interest was acquired with the Company's acquisition of PLD Telekom Inc. in September 1999, and Tyumenruscom, which operates a D-AMPS network in Tyumen, Russia. 1999 results include those of BELCEL only for the final three months of that year. The ventures jointly generated 1999 revenues of $1.5 million, operating losses of $2.2 million and net losses of $3.0 million, which included a charge of $3.8 million relating to the write-down of the Communications Group's investment in Tyumenruscom following a reevaluation of the venture's operations as part of the Communications Group's ongoing strategic review. This compared with 2000 revenues jointly generated by the ventures amounting to $9.1 million, operating losses of $819,000, and net losses of $1.8 million.

In Latvia, Baltcom GSM's 1999 revenues increased by 142% to $31.7 million from $13.1 million in 1998. During 1999, the Company eliminpated the three month reporting lag for Baltcom GSM and accordingly its 1999 results related to the fifteen months ended December 31, 1999. Reported 1999 revenues increased by $7.8 million due to the fifteen month reporting period and strong subscriber growth, wider service area coverage and higher subscriber air time. Increased revenues were

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

offset by costs associated with the venture's new customer care center and substantial marketing, selling and advertising expenditures. Baltcom GSM generated a net loss of $5.7 million in 1999 as compared with $7.7 million in 1998.

In Georgia, Magticom's 1999 revenues were $16.0 million, representing a $7.0 million increase on 1998 revenues of $9.0 million due to significant growth in subscriber and traffic levels. The venture's net loss was reduced from $5.2 million in 1998 to $900,000 in 1999.

Fixed Telephony

The following sets forth the names of the Communications Group's fixed telephony ventures, its ownership percentage as of December 31, 2000, and accounting treatment for the years ended December 31, 2000, 1999 and 1998:

                                                                                                        December 31,
                                                                                              ---------------------------------
Venture                                                                        Ownership %        2000       1999       1998
                                                                            ----------------- ---------------------- ----------
Technocom* (Moscow, Russia)                                                        100%            C          C          N/A
PeterStar* (St Petersburg, Russia)                                                  71%            C          C          N/A
Baltic Communications* (St Petersburg, Russia)                                     100%            C          C          N/A
Comstar *** (Moscow, Russia)                                                        50%            E         N/A         N/A
Instaphone ** (Kazakhstan)                                                          50%            E          E           E
MTR Sviaz*                                                                          49%            E          E          N/A
Caspian American Telecommunications (Azerbaijan)                                    37%            E          E           P
Telecom Georgia (Tbilisi, Georgia)                                                  30%            E          E           E
Spectrum** (Kazakhstan)                                                             33%            E          E           E

------------

* - Acquired in connection with the Company's acquisition of PLD Telekom on September 30, 1999.
**  - Results not reported.
*** - Acquired in December 2000.

The following table sets forth the revenues and operating income (loss) for the consolidated fixed telephony ventures (in thousands):

                                                                                       % Change            % Change
Fixed Telephony - Consolidated               2000          1999         1998         2000 to 1999        1999 to 1998
                                          ------------ ------------- ------------  ------------------ -------------------
Revenues                                  $ 103,957     $ 18,397      $  3,200            465%                475%
Operating income (loss)                   $  30,925     $ (4,558)     $   (186)           N/M               2,351%

Revenues. Fixed telephony consolidated revenues for 2000 amounted to $104.0 million, compared to $18.4 million in 1999. Consolidated fixed telephony revenues in 1999 were generated in the last three months ended December 31, 1999 and were attributable to subsidiaries acquired with the Company's acquisition of PLD on September 30, 1999. The most significant ventures acquired were PeterStar, which operates a fully digital, city-wide fiber optic telecommunications network in St Petersburg, Russia, and Technocom, which through Teleport-TP and MTR Sviaz operates Moscow-based long distance and international telephony networks using satellite and fiber optic technology. The Company also acquired BCL, which provides international direct dial, payphone and leased line services for Russian and international businesses in St Petersburg, Russia. 1998 revenues were attributable mainly to Protocall Ventures, a trunked mobile radio operation which was sold by the Company in 1998.

PeterStar generated revenues of $69.1 million in 2000 as compared to $54.1 million during 1999. The increase in revenues in 2000 was due mainly to activation fees, as well as processing higher traffic volumes on behalf of the venture's wireless operator customers. In January 2001, the wireless operators started to process traffic through an alternative service provider formed by Telecominvest, the owner of a 29% interest in PeterStar. The venture will not therefore derive any income from wireless operators in 2001, resulting in a significant reduction in revenues and operating and net income beginning with the first quarter of 2001. Revenue derived from

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

wireless operators in 2000 amounted to $28.3 million, of which $9.4 million was for activation fees. These activation fees were deferred and amortized over the average customer life. Since these customers have moved to a competing network and the customer relationship has been terminated, Peterstar accelerated recognition of previously deferred activation fees in the fourth quarter amounting to approximately $10.1 million. In the final three months of 1999, PeterStar generated lower revenues of $10.4 million as compared to $15.5 million in the same period in 1998, primarily as a result of purchase accounting adjustments relating to deferred revenue.

Technocom's revenues for 2000 amounted to $27.8 million, a 55% increase on 1999 full year revenues of $17.9 million. Higher revenues in 2000 resulted from increased international and long distance traffic volumes compared with 1999, which compensated for a downward trend in tariffs. In the last three months of 1999 Technocom generated revenues of $4.7 million compared to $5.2 million in the same period in 1998.

Revenues in 1998 were generated by Protocall Ventures' trunked mobile radio ventures in Portugal, Spain and Belgium prior to its sale in July 1998.

Operating income (loss). During 2000 fixed telephony consolidated ventures generated operating income of $30.9 million compared to an operating loss of $4.6 million in 1999. PeterStar's operating income for 2000 amounted to $33.1 million as compared to $11.4 million for 1999, the increase due primarily to the increase in revenue derived from wireless operators. PeterStar's operating loss for the last three months of 1999 was $2.0 million compared to $4.0 million of income for the last three months of 1998. Technocom's operating loss for 2000 amounted to $954,000 which was $4.8 million less than prior year's operating loss of $5.8 million. Technocom's improved operating results in 2000 were due to higher revenues, as discussed above, and further cost savings derived from restructuring of the venture's operations in 1999. Technocom generated an operating loss of $939,000 during the last quarter of 1999 compared to a $7.7 million loss in the last quarter of 1998.

In 1998 fixed telephony operating losses amounted to $186,000 and were attributable to Protocall Ventures before its disposal by the Company.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated fixed telephony joint ventures recorded under the equity method (in thousands):

                                                                                                     % Change          % Change
Fixed Telephony - Unconsolidated                   2000             1999              1998         2000 to 1999      1999 to 1998
                                              ---------------  ----------------  -------------   ----------------  -----------------
Revenues                                        $  33,718        $  25,012          $  30,266            35%              (17)%
Operating income (loss)                         $ (11,140)       $  (1,747)         $   5,061           538%              N/M
Net income (loss)                               $ (14,648)       $  (8,701)         $   1,618            68%              N/M
Equity in income (losses) joint ventures        $  (6,870)       $ (15,021)         $     201           (54)%             N/M

Equity in income (losses) of joint ventures. The Communications Group's share in losses from investments in fixed telephony ventures for 2000 was $6.9 million compared to $15.0 million in 1999. These results were attributable mainly to the operations of MTR-Sviaz, Comstar, Telecom Georgia and Caspian American Telephone ("CAT").

As previously discussed, in December 2000, the Communications Group acquired 50% of Comstar for a total cash consideration of $61.4 million. Comstar operates a fully digital, city-wide fiber optic telecommunications network in Moscow, Russia. Comstar's revenues for December 2000 amounted to $4.8 million with an operating loss of $228,000.

In 2000, Telecom Georgia generated revenues of $25.4 million, an increase of $1.7 million compared to revenues of $23.7 million in 1999. The increase in revenues was due to higher volumes of processed telephony traffic. However, the emergence of local competition in the long distance and international market, together with downward pressure on termination rates, had an adverse effect on the venture's margins and operating results. Telecom Georgia reported a 2000 operating loss of $1.6 million as compared to operating income of $783,000 in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

CAT generated revenues of $1.8 million in 2000 compared to $693,000 in 1999, its first year of operations, and reported 2000 operating losses of $9.6 million compared to $2.3 million in 1999. In 2000 high start up costs and the venture's inability to develop a customer base continued to cause operating losses. In light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements. During 1999 and 2000, due to the poorer than expected performance in both years and the inability to restructure the operations of CAT in 2000, the Company determined that there was a decline in value of its investment in CAT that was other than temporary. In the fourth quarter of 2000, CAT's impairment charge was calculated by reassessing the carrying value of its long-lived assets in comparison to projected estimated cash flows and it was determined that there was an impairment of $6.5 million. The venture used a discounted cash flow model to estimate the fair value of these assets. The Company has recorded its share of CAT's loss to the extent of the carrying value of its investment in CAT, and accordingly reduced its equity investment to zero and recorded a charge of goodwill of $1.9 million to reflect the diminished outlook for the venture. During 1999, the Company recorded an impairment charge of $9.9 million as a result of poorer than expected performance of CAT and limited options to improve its operations.

Operating results for 2000 include MTR-Sviaz, which reported revenues of $1.6 million and operating income of $212,000. Given its lack of performance against plan and the venture's reduced strategic importance in light of the acquisition by the Communications Group of the 50% interest in Comstar, in the final quarter of 2000 the Company reevaluated its investment in MTR-Sviaz and determined that the carrying value of the investment in MTR-Sviaz was in excess of the value of estimated future cash flows from the venture. Accordingly the Company recorded an impairment charge of $2.9 million.

1998 fixed telephony revenues amounted to $30.3 million, with operating income of $5.1 million and net income of $1.6 million. Telecom Georgia generated revenues of $27.2 million and operating income of $7.8 million. Revenues for Protocall Ventures prior to its sale in July 1998 were $3.0 million with operating losses of $884,000. Also included in equity in losses of joint ventures in 1998 was $515,000 in respect of Instaphone. Operations of Instaphone, a wireless local loop telephony operator in Kazakhstan, continued to be delayed by the inability to secure an interconnection agreement with the local ministry.

Cable Television

The following sets forth the names of the Communications Group's cable television ventures, its percentage ownership as of December 31, 2000, and the accounting treatment for the years ended December 31, 2000, 1999, and 1998:

                                                                                                       December 31,
                                                                                              --------------------------------
Venture                                                                      Ownership %         2000       1999       1998
                                                                         -------------------- ---------- ---------- ----------
Romsat Cable TV (Bucharest, Romania)                                             100%              C          C          C
Ala TV (Bishkek, Kyrgyzstan)                                                      53%              C          C         N/A
Viginta (Vilnius, Lithuania)                                                      55%              C          C          C
ATK (Archangelsk, Russia)                                                         81%              C          C          P
Ayety TV (Tbilisi, Georgia)                                                       85%              C          E          E
Kosmos TV (Moscow, Russia)                                                        50%              E          E          E
Baltcom TV (Riga, Latvia)                                                         50%              E          E          E
Kamalak TV (Tashkent, Uzbekistan)                                                 50%              E          E          E
Sun TV (Chisinau, Moldova)                                                        50%              E          E          E
Alma TV (Almaty, Kazakhstan)                                                      50%              E          E          E
Cosmos TV (Minsk, Belarus)                                                        50%              E          E          E
Teleplus * (St. Petersburg, Russia)                                               45%              E          E          E

----------

*     Results not reported.

The following table sets forth the revenues and operating loss for consolidated cable television ventures (in thousands):

                                                                                            % Change            % Change
Cable Television - Consolidated                   2000          1999         1998         2000 to 1999        1999 to 1998
                                               ------------ ------------- ------------  ------------------ -------------------
Revenues                                       $ 7,263       $  5,555      $  3,444             31%               61%
Operating loss                                 $(1,565)      $   (550)     $ (1,475)           185%              (63)%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues. Cable television operations generated revenues of $7.3 million in 2000, representing a 31% increase on 1999 revenues of $5.6 million. The majority of 2000 and 1999 consolidated revenues were attributable to Romsat, Viginta, and ATK.

In late 2000 the Communications Group increased its shareholding in Ayety TV from 49% to 85%. The results of the venture have therefore been consolidated from the date of such increase. Included in consolidated revenues and operating losses for the year ended December 31, 2000 were revenues of $131,000 and operating losses of $229,000 relating to Ayety TV. In Romania, Romsat reported revenues of $4.6 million in 2000, an increase of $832,000 compared to 1999 due to growth in subscriber numbers following the acquisition of Devasat in late 1999 and other smaller acquisitions. In Lithuania, Viginta generated revenues of $1.3 million in 2000, representing an increase of 21% on 1999 revenues of $1.1 million and attributable to improved programming leading to higher subscriber numbers. ATK reported revenues of $925,000 in 2000 compared to $688,000 in 1999. 1999 was ATK's first year of operations.

In 2001 consolidated revenues arising from cable operations are expected to continue to increase as in 2000 as a result of further acquisitions, improved programming, network expansion and tariff increases.

In Romania, Romsat reported revenues of $3.8 million in 1999, an increase of $1.0 million compared to 1998 due to strong growth in subscriber numbers following successful sales initiatives, particularly in the Targu Mures region of the country. In Lithuania, Viginta generated revenues of $1.1 million in 1999, representing an increase of 61% on 1998 revenues of $700,000 and attributable to better programming. ATK, which commenced operations in 1999, reported revenues of $688,000.

Operating loss. Cable television reported consolidated operating losses for 2000 of $1.6 million, a 185% increase on 1999 operating losses of $550,000. Compared to an operating income in 1999 of $127,000, Romsat generated operating losses in 2000 of $145,000, primarily due to additional goodwill amortization associated with the purchase of Devasat, FX Internet, and other acquisitions. Viginta reduced its 2000 operating losses to $340,000 from $618,000 in 1999 as a result of increased revenues. ATK reported 2000 operating losses of $455,000 compared to $142,000 in 1999. Ala TV reported operating losses of $335,000 in 2000 as compared to $70,000 in 1999.

Cable television reported consolidated operating losses for 1999 of $550,000, a 63% decrease on 1998 operating losses of $1.5 million. The reduction in losses was driven by subscriber growth resulting in increased revenues and by effective control of costs. Romsat reported 1999 operating income of $127,000 compared to a $600,000 operating loss in 1998, and Viginta reduced its 1999 operating losses to $618,000 from $800,000 in 1998. ATK reported first year operating losses of $142,000 in 1999.

The following table sets forth the revenues, operating loss, net loss and equity in income (losses) of unconsolidated cable television joint ventures recorded under the equity method (in thousands):

                                                                                                  % Change           % Change
Cable Television - Unconsolidated                       2000           1999         1998        2000 to 1999       1999 to 1998
                                                    -------------- ------------- ------------ ------------------ ------------------
Revenues                                            $   28,898      $ 27,616       $ 27,996              5%             (1)%
Operating income (loss)                             $   (1,603)     $    697       $ (3,737)           N/M              N/M
Net loss                                            $  (11,017)     $ (3,369)      $ (8,985)           227%             (63)%
Equity in income (losses) of joint ventures         $   (5,066)     $    329       $ (3,877)           N/M              N/M

Equity in income (losses) of joint ventures. The Communications Group's share in losses from equity investments in cable television ventures in 2000 was $5.1 million compared to an operating income of $329,000 in 1999. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow, and Alma TV in Kazakhstan. Included in equity in income of joint ventures in 1999 was a charge of $1.8 million relating to the write-off of the Communications Group's investment in Teleplus, following a reevaluation of the venture's operations as part of the Communications Group's strategic review.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Baltcom TV reported revenues of $6.9 million and operating income of $894,000 in 2000 compared to revenues of $6.4 million and operating income of $2.2 million in 1999. 1999 profitability of Baltcom TV was favorably affected by an adjustment to depreciation expense of $1.7 million.

Kosmos TV revenues decreased by $730,000 in 2000 to $5.4 million from $6.2 million in 1999 due primarily to the effect of increased competition from a digital operator in Moscow during 2000. The venture generated operating losses of $608,000 in 2000 compared to operating income of $258,000 in 1999. The venture launched a competing digital service in the fourth quarter of 2000 and it is anticipated that revenues in 2001 will increase.

Alma TV's revenues in 2000 increased from $5.1 million in 1999 to $6.0 million in 2000 due to continued subscriber growth. However, because of strong competition exerting pressure on margins, and higher costs associated with improved programming, the venture reported operating losses of $1.3 million in 2000 compared to operating income of $460,000 in 1999. Alma TV expects to return to profitability in 2001 as a result of continued growth in subscribers.

The Communications Group's share in income from equity investments in cable television ventures in 1999 was $329,000, compared to a $3.9 million loss in 1998. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow, and Alma TV in Kazakhstan. Included in equity in income of joint ventures in 1999 is a charge of $1.8 million relating to the write-off of the Communications Group's investment in Teleplus, following a reevaluation of the venture's operations as part of the Communications Group's strategic review.

Baltcom TV reported revenues of $6.4 million in 1999 compared to $6.1 million in 1998 with operating income of $2.2 million compared to a $1.2 million operating loss and net income of $1.3 million compared to $2.5 million net loss in 1998. 1999 profitability of Baltcom TV improved compared to 1998 due to an adjustment decreasing depreciation expense by $1.7 million.

Kosmos TV revenues decreased by $900,000 in 1999 to $6.2 million from $7.1 million in 1998 due to a combination of the after effects of the Russian economic crisis in late 1998 and increased competition in Moscow. The venture generated operating income of $300,000 in 1999 compared to an $800,000 operating loss in 1998 and net income of $600,000 in 1999 compared to a $1.6 million net loss in 1998, due primarily to a reduction in reported costs resulting from adjustments to prior year over-accruals of $2.4 million.

Alma TV's revenues in 1999 increased from $3.5 million in 1998 to $5.1 million in 1999 due to aggressive marketing and advertising, together with successful implementation of tiered subscriber pricing policies. However, because of strong competition exerting pressure on margins, and higher costs due to the increased scale of operational activity, the venture reported reduced operating income of $460,000 in 1999 compared to $600,000 in 1998, and a net loss of $100,000 in
1999 compared to net income of $400,000 in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Radio Broadcasting

The following sets forth the names of the Communications Group's radio broadcasting ventures, its ownership percentage, and the accounting treatment for the years ended December 31, 1999, and 1998:

                                                                                                    December 31,
                                                                                          ---------------------------------
Venture                                                                Ownership %          2000       1999        1998
                                                                  ----------------------- ---------- ---------- -----------
Radio Juventus (Budapest, Hungary)                                         100%               C          C          C
SAC (Moscow, Russia)                                                        83%               C          C          C
Radio Skonto (Riga, Latvia)                                                 55%               C          C          C
Radio One (Prague, Czech Republic)                                          80%               C          C          C
NewsTalk Radio* (Berlin, Germany)                                           85%              N/A         C          C
Radio Vladivostok* (Vladivostok, Russia)                                    51%              N/A         C          C
Country Radio (Prague, Czech Republic)                                      85%               C          C          C
Radio Georgia (Tbilisi, Georgia)                                            51%               C          C          C
Radio Katusha (St. Petersburg, Russia)                                      75%               C          C          C
Radio Nika* (Socci, Russia)                                                 51%              N/A         E          E
AS Trio LSL (Tallinn, Estonia)                                              49%               E          E          E

----------
* - Sold during 2000.

The following table sets forth the revenues and operating income (loss) for consolidated radio broadcasting ventures (in thousands):

                                                                                         % Change            % Change
Radio - Consolidated                            2000          1999         1998        2000 to 1999        1999 to 1998
                                             ------------ ------------- ------------ ------------------ -------------------
Revenues                                     $ 14,709      $ 14,715       $ 17,081            0%                (14)%
Operating income (loss)                      $   (555)     $ (5,704)      $  1,171          (90)%               N/M

Revenues. Radio operations generated consolidated revenues of $14.7 million in 2000 and 1999. Radio Juventus in 2000 had revenues of $5.4 million, representing a 20% decrease on 1999 revenues of $6.7 million. The decrease was due to the continued effect of competition from television, a new national Hungarian radio network and also the devaluation of the Hungarian forint. Radio Juventus' results are expected to improve in 2001 as a result of its affiliation with a number of regional stations. In Russia, SAC and Radio Katusha's revenues increased from $3.8 million and $1.6 million in 1999 to $5.1 million and $1.8 million in 2000 respectively, as the ventures experienced recovery from the Russian economic crisis in late 1998 and a resulting increase in demand for advertising.

Radio operations generated consolidated revenues of $14.7 million in 1999, representing a 14% decrease on 1998 revenues of $17.1 million. Radio Juventus in 1999 had revenues of $6.7 million, representing a 19% decrease on 1998 revenues of $8.2 million. The decrease was due to the continued effect of competition from television and the new national Hungarian radio network. In Russia, SAC and Radio Katusha's revenues fell from $4.6 million and $2.4 million in 1998 to $3.8 million and $1.6 million in 1999 respectively, as the Russian economic crisis in late 1998 continued to have some effects.

Operating income (loss). In 2000, radio operations generated operating losses of $555,000 compared to $5.7 million of operating losses in 1999. 1999 profitability was adversely affected by operating losses of NewsTalk Radio, Berlin, which amounted to $7.1 million. Disposal of the venture was finalized on July 28, 2000 and generated a non-cash gain to the Communications Group of $2.8 million which was primarily due to the settlement of $2.3 million of liabilities without cash payment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Radio Juventus generated operating losses in 2000 of $362,000 compared to operating income of $351,000 in 1999. The results of the venture were adversely affected by decreasing revenues in 2000 and increased license fees. SAC's operating income increased by 134% from $857,000 in 1999 to $2.0 million in 2000 mainly as a result of the venture's improved revenues in 2000. Radio Katusha's operating income in 2000 compared to 1999 remained unchanged compared to 1999, despite increased revenues in 2000 due to higher advertising prices.

On September 14, 2000 the Communications Group disposed of its 51% holding in Radio Vladivostok, recording a non-cash loss of $215,000.

In 1999, radio operations generated operating losses of $5.7 million, compared to $1.2 million operating income in 1998. 1999 profitability was adversely affected by falling revenues at Radio Juventus, SAC and Radio Katusha, as mentioned above. Together these ventures generated operating income of $1.3 million in 1999 compared to $6.2 million in 1998. In addition, News Talk Radio recorded a 1999 operating loss of $7.1 million, representing a 39% increase on its 1999 operating loss of $5.0 million. 1999 operating losses included a non-cash charge of $251,000 to write off certain assets of News Talk Radio.

The following table sets forth the revenues, operating loss, net loss and equity in losses of the Communications Group's investment in unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                                                                    % Change           % Change
Radio - Unconsolidated                                       2000        1999        1998         2000 to 1999       1999 to 1998
                                                          ----------- ----------- ------------ ------------------- -----------------
Revenues                                                  $ 1,602      $ 2,195      $ 2,134            (27)%               3%
Operating loss                                            $  (370)     $  (119)     $  (125)           211%               (5)%
Net loss                                                  $  (133)     $  (145)     $  (221)            (8)%             (34)%
Equity in losses of joint ventures                        $  (307)     $  (153)     $  (108)           101%               42%

Equity in losses of joint ventures. The Communications Group's share in losses from equity investments in radio ventures increased by 101% from $153,000 in 1999 to $307,000 in 2000. The 2000 share of losses was mainly attributable to Radio Trio, Estonia which generated revenues in 2000 of $1.6 million compared to $2.1 million in 1999, and net losses in 2000 of $360,000 compared to $122,000 in 1999. Radio Trio's performance in 2000 was adversely affected by strong local competition, including a number of new entrants into the market.

Results for 2000 also include a non-cash loss of $205,000 on the sale of the Communications Group's investment in Radio Nika in June 2000.

The Communications Group's share in losses from equity investments in radio ventures increased by 42% from $108,000 in 1998 to $153,000 in 1999. The 1999 share of losses was mainly attributable to Radio Trio, Tallinn, Estonia which generated revenues of $2.1 million in 1999 compared to $1.9 million in 1998, and net losses of $122,000 in 1999 compared to $100,000 in 1998. The marginal decrease in profitability in 1999 compared to 1998 was due to higher administrative expenses.

Paging

Overview. In 1999, the Communications Group stopped funding most paging operations and since that time has continued to manage almost all of its paging ventures on a cash break even basis. In 2000 and 1999 the Communications Group managed its paging businesses to levels not requiring significant additional funding as it continued to review options to maximize the value of its paging investments. The Company has adjusted to zero the carrying value of its investments in certain paging operations which were recorded under the equity method, and unless it provides future funding, will no longer record its proportionate share of any future net losses of these ventures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following sets forth the names of the Communications Group's paging ventures, its ownership percentage as of December 31, 2000, and the accounting treatment for the years ended December 31, 2000, 1999, and 1998:

                                                                                                          December 31,
                                                                                                 -------------------------------
Venture                                                                         Ownership %        2000       1999       1998
                                                                            -------------------- ---------- ---------- ---------
Baltcom Paging (Tallinn, Estonia)                                                     85%            C          C         C
CNM* (Romania)                                                                        54%            C          C         C
Paging One Services (Austria)                                                        100%           N/A        N/A        C
Eurodevelopment** (Ukraine)                                                           51%            C          C         C
Kamalak Paging (Tashkent, Samarkand, Bukhara
     and Andijan, Uzbekistan)                                                         50%            E          E         E
Mobile Telecom (Russia)                                                               50%            E          E         E
Baltcom Plus** (Riga, Latvia)                                                         50%            E          E         E
Paging One** (Tbilisi, Georgia)                                                       45%            E          E         E
Raduga Poisk** (Nizhny Novgorod, Russia)                                              45%            E          E         E
PT Page** (St. Petersburg, Russia)                                                    40%            E          E         E
Kazpage** (Kazakhstan)                                                             26-41%            E          E         E
Alma Page** (Almaty and Ust-Kamenogorsk, Kazakhstan)                                  50%            E          E         E
Paging Ajara** (Batumi, Georgia)                                                      35%            E          E         E

----------
*  - In liquidation.
** - Results not reported.

The following table sets forth the revenues and operating income (loss) for consolidated paging ventures (in thousands):

                                                                                                   % Change            % Change
Paging - Consolidated                               2000            1999           1998          2000 to 1999        1999 to 1998
                                                -------------- --------------- -------------- ------------------- ------------------
Revenues                                        $   1,599       $   3,050        $   4,204           (48)%               (27)%
Operating income (loss)                         $     282       $  (3,675)       $ (20,632)          N/M                 (82)%

Revenues. The Communications Group's paging ventures generated consolidated revenues of $1.6 million in 2000, representing a 48% decrease on 1999 revenues of $3.1 million. The decrease was due to lower demand driven by competition from the wireless telephony market. CNM, Romania, reported 2000 revenues of $408,000 compared to $1.1 million in 1999, Baltcom Paging had revenues of $492,000 in 2000 as compared with $731,000 in 1999. In Ukraine, Eurodevelopment generated revenues of $699,000 compared to $721,000 in 1999. The Communications Group's Paging One business in Austria generated revenues of $537,000 in 1999 prior to its disposal in that year.

The Communications Group's paging ventures generated consolidated revenues of $3.1 million in 1999, representing a 27% decrease on 1998 revenues of $4.2 million. The decrease was due to continued competition from the wireless telephony market. The majority of 1999 revenues were attributable to CNM, Romania, which had 1999 revenues of $1.1 million compared to $1.8 million in 1998, and to Baltcom Estonia, which had revenues of $721,000 in 1999 as compared with $1.1 million in 1998.

Operating loss. Consolidated operating income from paging operations amounted to $282,000 in 2000 compared to losses of $3.7 million in 1999. The 1999 loss included a charge of $1.9 million to write down long-lived assets in Eurodevelopment following reevaluation of the venture's operations as part of the Company's ongoing strategic review. Eurodevelopment generated an operating loss of $54,000 in 2000. CNM's operating income for 2000 amounted to $285,000 compared to $335,000 in 1999. The Company is in the process of liquidating CNM's operations. Before its disposal in 1999, Paging One generated operating losses of $1.8 million in that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidated operating losses arising from paging operations amounted to $3.7 million in 1999, compared to $20.6 million in 1998, and included a charge of $1.9 million to write down assets in Eurodevelopment, following reevaluation of the venture's operations as part of the Company's ongoing strategic review. In 1998 operating losses increased due to impairment charges taken by the Communications Group in respect of CNM, Baltcom Paging and Paging One.

During 1999, the Company disposed of Paging One's operations which resulted in a loss of $243,000.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated paging joint ventures, which are recorded under the equity method (in thousands):

                                                                                             % Change            % Change
Paging - Unconsolidated                             2000          1999         1998        2000 to 1999        1999 to 1998
                                                ------------- ------------- ------------ ------------------ -------------------
Revenues                                        $  7,399       $ 11,093       $ 16,222          (33)%             (32)%
Operating income (loss)                         $ (1,940)      $   (485)      $    633          300%              N/M
Net loss                                        $ (2,433)      $ (1,026)      $ (3,384)         137%              (70)%
Equity in losses of joint ventures              $ (6,195)      $   (478)      $ (7,460)       1,196%              (94)%

Equity in losses of joint ventures. The Communications Group's share of losses from equity investments in paging ventures increased from $478,000 in 1999 to $6.2 million in 2000. These results were attributable to Kamalak Paging in Uzbekistan and Mobile Telecom in Russia.

Kamalak Paging's revenues decreased by 33% from $1.6 million in 1999 to $1.1 million in 2000. The venture generated operating losses of $73,000 in 2000 as compared to operating income of $444,000 in 1999. The venture's 2000 results were adversely affected by reduced demand for paging services.

Mobile Telecom's 2000 revenues decreased to $6.3 million in 2000 from $9.5 million in 1999 as the number of subscribers fell due to the competition from the wireless telephony sector. The venture had operating losses of $1.9 million in 2000 compared to $929,000 in 1999 due to continued decreases in margins. However, due to a continuing lack of performance against plan and limited options to improve the venture's operating results, management attempted to restructure the ownership of the venture and explored the possibility of selling or merging the venture into another paging operator. These initiatives were unsuccessful, and due to unfavorable market conditions, the Company determined that the carrying value of the investment in Mobile Telecom was in excess of its estimated future cash flows. As a result, the carrying value of the venture was written down through an impairment charge of $4.2 million to $500,000, the estimated fair value based on the restructuring efforts described above.

The Communications Group's share of losses from equity investments in paging ventures decreased from $7.5 million in 1998 to $478,000 in 1999. During 1998 the majority of the Communications Group's equity investments in paging ventures were written off due to the factors mentioned above. The results of these ventures are no longer reported by the Communications Group, partially contributing to the 32% decrease in 1999 reported revenues compared to 1998. Revenues in 1999 also continued to be adversely affected by continued competition from wireless operators.

Segment Headquarters

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                                                   % Change          % Change
                                                       2000            1999          1998        2000 to 1999      1999 to 1998
                                                   --------------  ------------- -------------  ---------------- -----------------
Revenues                                             $    3,170      $   2,490     $   2,279          27%                9%
Restructuring and asset impairment charges           $     (409)     $ (13,825)    $ (34,037)        (97)%             (59)%
Operating loss                                       $  (64,334)     $ (53,265)    $ (87,519)         21%              (39)%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues. Increased revenues in 2000 and 1999 compared to respective previous years reflected growth in programming and management fee revenues from the Communications Group's unconsolidated businesses.

Restructuring and asset impairment charges. In connection with the Company's September 1999 acquisition of PLD and the subsequent restructuring of its operations, the Communications Group recorded a restructuring charge of $8.4 million relating to the closure of its Stamford, Connecticut office, and severance costs arising from reduction in staff levels at its Vienna and Moscow offices. A further asset impairment charge of $1.3 million was taken in 1999 to write off interests in certain pre-operational ventures the Communications Group determined not to pursue. The Communications Group wrote off $1.9 million of goodwill in connection with its investment in CAT which was partially offset by an adjustment of $823,000 to reduce the 1999 restructuring reserve accrual and the reversal of $688,000 in connection with an accrual for an equipment payment guarantee of one of the Communication Group's joint ventures.

In 1998 the Communications Group recorded a non-cash, write-off of $34.0 million of goodwill, also in connection with a revision of its operating plan in respect of paging joint ventures. The goodwill was originally recorded in connection with the November 1, 1995 merger of the Company, Orion, Metromedia International Telecommunications and MCEG Sterling.

Operating loss. Operating losses for 2000, 1999, and 1998 included depreciation and amortization charges of $35.0 million, $12.4 million, and $5.8 million, respectively. Increased 2000 depreciation and amortization related to a full year of goodwill amortization arising from, and telephony licenses acquired pursuant to, the Company's acquisition of PLD Telekom in September 1999, compared to three months of goodwill amortization during 1999. Depreciation and amortization expenses were also affected in 1999 by the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years. 1999 operating losses also included a $2.5 million write-off of goodwill of NewsTalk Radio. Segment overhead expenses for 2000 and 1999 were $32.1 million and $29.3 million, respectively. Overhead expenses for 2000 include the operations of PLD Telekom for all of 2000 as compared to 3 months in 1999. The 1998 operating loss of the segment headquarters was significantly higher than in 1999 due to the charge relating to paging described above.

Gain (loss) on disposition of businesses, foreign currency gain (loss) and minority interest

The following table sets forth gain (loss) on disposition of businesses, minority interest and foreign currency gain (loss) on disposition of businesses for the consolidated operations of the Communications Group - Eastern Europe and the republics of the former Soviet Union (in thousands):

                                                                                                  % Change            % Change
                                                          2000          1999         1998       2000 to 1999        1999 to 1998
                                                       ------------  ------------ ----------- ------------------ -------------------
Gain (loss) on disposition of businesses, net           $ 59,020      $   (243)     $ 5,527          N/M                 N/M
Foreign currency gain (loss)                            $   (714)     $ (4,126)     $  (137)         (83)%             2,912%
Minority interest                                       $ (7,150)     $    712      $ 1,527          N/M                 (53)%

The Communications Group realized a gain on the disposal of businesses amounting to $59.0 million in 2000. The gain was attributable mainly to the sale of the Communications Group's investment in Baltcom GSM which resulted in a gain of $57.4 million. The Communications Group also realized a gain on the disposal of NewsTalk Radio, Berlin, in July 2000 of $2.8 million which resulted primarily from the settlement of $2.3 million of liabilities without a cash payment. The 1999 loss of $243,000 on disposition of businesses relates to the disposal of Paging One. The 1998 gain on disposition of assets arose pursuant to the Company's sale of Protocall Ventures.

For the years ended December 31, 2000, 1999 and 1998 foreign currency loss primarily represents losses from consolidated joint ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the remeasurement of the ventures' financial statements, in most cases using the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The 2000 foreign currency loss of $714,000 was due primarily to fluctuations of the local currency in Romania. The 1999 foreign currency loss of $4.1 million as compared to $137,000 in 1998 was due primarily to the adverse effect of the weakening of local currencies in Germany and Austria.

Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

Communications Group - China

The following sets forth the names, ownership percentage and accounting treatment of the Communications Group's ventures as of and for the years ended December 31, 2000, 1999 and, 1998:

                                                                                                      December 31,
                                                                                             -------------------------------
Joint Venture/Subsidiary                                                    Ownership %        2000       1999      1998
                                                                         ------------------- ---------- --------- ----------
Wireless Telephony
Ningbo Ya Mei Telecommunications Co., Ltd.
    (Ningbo City, China)                                                        70%              L         D          E
Ningbo Ya Lian Telecommunications Co., Ltd.
    (Ningbo Municipality, China)                                                70%              L         D          P
Fixed Telephony
Sichuan Tai Li Feng Telecommunications Co., Ltd.
    (Sichuan Province, China)                                                   92%              L         D          P
Chongqing Tai Le Feng Telecommunications Co., Ltd.
    (Chongqing Municipality, China)                                             92%              L         D          P
Internet Services - E-Commerce
Huaxia Metromedia Information Technology Co., Ltd (Beijing, China)              98%              C         P         N/A
66cities.com Co., Ltd. (Beijing, China)                                         97%              C        N/A        N/A

China Telecommunications Joint Venture Information

Between 1996 and 1999, the Company invested in telecommunications joint ventures in China through its majority-owned subsidiary, Metromedia China Corporation. These joint ventures supported the construction and development of telephony networks by China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibited direct foreign investment and operating participation in domestic Chinese telephone companies, MCC's joint ventures entered into cooperation contracts with China Unicom through which the joint ventures provided financing and consulting services to China Unicom network development projects in return for rights to distribution of certain cash flows generated by China Unicom's network businesses. MCC formed four such joint ventures ("Ningbo JV", "Ningbo JV II", "Sichuan JV" and "Chongqing JV") in 1996 and 1997 through its wholly-owned subsidiary Asian American Telecommunications Corporation ("AAT"). MCC accounted for these joint venture investments under the equity method since the joint venture agreement granted significant participation rights to minority shareholders.

In mid-1999, the Chinese government concluded that China Unicom's cooperation contracts with foreign-invested joint ventures were in conflict with China's basic telecommunications regulatory policies and should be terminated. In July and August 1999, China Unicom made formal notice to each of MCC's four telecommunications joint ventures that it would terminate its cooperation contracts with these ventures pursuant to a mandate issued by China's Ministry of Information Industry. China Unicom

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

requested that negotiations begin immediately to arrange suitable settlement of all matters related to prematurely terminating the cooperation contracts. Concurrently, China Unicom ceased all performance under the cooperation contracts with MCC's joint ventures.

In consequence of China Unicom's notifications, as of July 1, 1999, MCC's telecommunications joint ventures each stopped its accounting for China Unicom's distribution of cash flows under the cooperation contracts and for amortization of investment in the China Unicom projects. On December 3, 1999, legally binding settlement contracts were executed between China Unicom and the four joint ventures. Under the terms of the settlement contracts, the four joint ventures received cash payments in RMB from China Unicom in consideration of the premature termination of the cooperation contracts. China Unicom and the joint ventures waived all of their respective relevant rights against the other party with respect to the cooperative arrangements and all assets pertinent to China Unicom's networks that were then held by the joint ventures were unconditionally transferred to China Unicom. China Unicom effected payment in RMB to the joint ventures of the amounts prescribed in the settlement contracts on December 10, 1999.

For the year ended December 31, 1999, the four telecommunications joint ventures performed impairment analyses of their investments in China Unicom projects based on the terms of the December 3, 1999 settlement contracts with China Unicom. Each joint venture received a sufficient amount in the settlement with China Unicom so as to recover the joint venture's recorded investment balances as of December 31, 1999. Accordingly, no impairment write-downs were taken by the joint ventures during 1999 or subsequently.

For the year ended December 31, 1999, MCC performed an impairment analysis of its investments in and advances to the joint ventures and related goodwill to determine the amount that these assets had been impaired by the premature termination of the China Unicom cooperation contracts. With the termination of the cooperation contracts, MCC expected no further business activities being undertaken by its four telecommunications joint ventures and anticipated their dissolution sometime in 2000. MCC had also previously recorded substantial goodwill in connected with its investments in these ventures, the un-amortized balance of which was $65.7 million at December 31, 1999. MCC concluded that its investments in and advances to the joint ventures and the related goodwill should be considered assets to be disposed of. MCC estimated the fair value less costs to dispose of the joint venture investments and stopped amortizing the balance of goodwill. It also concluded that termination of the cooperation contracts with China Unicom was an event giving rise to an accounting loss that was probable.

At December 31, 1999, MCC estimated the total amount it would ultimately recover through dissolution of the four joint ventures to be $90.1 million, of which $29.3 million had already by then been received in the form of repayment of prior advances to the joint ventures. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million. MCC determined that the estimated $90.1 million in total receipts from the four joint ventures would be insufficient to fully recover the goodwill recorded in connection with MCC's investment in these joint ventures. As a result, MCC recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. The amount of this non-cash impairment charge was determined as the difference between the sum of the carrying values of MCC's investments and advances made to joint ventures plus goodwill less the $90.1 million best estimate of total amounts MCC would recover from the four joint ventures through their dissolution. The remaining balance of goodwill at December 31, 1999 after the write-off was $20.7 million.

During the year ended December 31, 2000, all four MCC telecommunications joint ventures were dissolved. MCC recovered and repatriated a total of $94.7 million in U.S. dollars through December 31, 2000, including the $29.3 million that had been previously recovered and repatriated in 1999. Due largely to favorable resolution of certain matters connected with liquidation of the joint ventures, this actual total recovery was greater than the $90.1 million estimated recovery used in determining the non-cash impairment charges recorded at December 31, 1999. In consequence, MCC adjusted its prior 1999 write-off charges during 2000 by $4 million to reflect the excess of actual total amounts recovered in dissolution of the joint ventures over the net investment in these ventures. With this adjustment, as of December 31, 2000, MCC has recorded a total non-cash impairment charge of $41.7 million for the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

write-off of goodwill associated with projects undertaken by Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV and all goodwill associated with projects undertaken by these ventures has now been written-off.

As majority owner of MCC, the Company consolidates MCC's results into its financial statements, including all items associated with investment in and dissolution of MCC's four telecommunications joint ventures herein discussed. Since the July 1999 cessation of the joint ventures' cooperation arrangements with China Unicom, the Company's financial statements no longer reflected the operating results of the telecommunications joint ventures. The following tables represent summary financial information for the Company's telecommunications joint ventures and their related projects in China as of and for the years ended December 31, 1999 and 1998, respectively, (in thousands):

China Telecommunications Joint Ventures

                                                       1999              1998
                                                     --------          --------
Revenues                                             $  2,553          $  3,483
Depreciation and amortization                          (1,980)           (2,662)
Operating loss                                           (217)             (660)
Net income (loss)                                      24,282            (3,567)
Equity in losses of joint ventures                       (848)           (1,040)

China E-Commerce Joint Venture Information

In May 1999, MCC's wholly-owned subsidiary, AAT, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, to form Huaxia Metromedia Information Technology Co., Ltd., ("Huaxia JV"). At inception, AAT owned 49% equity interest in Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients.

Huaxia JV had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. AAT's only material cost for its increased ownership position in Huaxia JV is a corresponding increase in its obligation for future registered capital contributions. Huaxia JV's business license remains unchanged.

The terms under which Huaxia JV is currently licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years. As of December 31, 2000, AAT had made $1.6 million of its scheduled registered capital investment. AAT accounted for Huaxia JV as an equity method investment prior to assuming 98% ownership and control of the venture on September 20, 2000. For the twelve months ended December 31, 2000, the Company recorded equity in losses of Huaxia JV's operations of $683,000 representing start-up and pre-operational costs of the joint venture prior to September 20, 2000. The Company consolidated its results of operations of Huaxia JV subsequent to September 30, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Huaxia JV was operational as of December 31, 2000. Its results of operations were reported under the equity method through September 30, 2000 and have been consolidated since then. The following tables represent summary financial information for Huaxia JV, (in thousands):

                                               Three months ended December              Nine months ended
                                                         31, 2000                       September 30, 2000
                                              -----------------------------           -----------------------
Revenues                                                $   64                             $    --
Depreciation and amortization                               26                                  38
Operating loss                                            (252)                               (683)
Net loss                                                  (257)                               (683)
Assets                                                     833                                 676

On July 24, 2000, MCC purchased an 80%interest in Twin Poplars LLC, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. Twin Poplars owns a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture licensed to engage in information content provision and e-commerce-related services in China ("66cities JV"). Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of December 31, 2000, the MCC had advanced $1.1 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of December 31, 2000 MCC owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of December 31, 2000, Twin Poplars had invested $750,000 registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. The joint venture currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also manages the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel / entertainment products for sale.

66cities JV is not, itself, a publisher and is paid service fees for information preparation and various forms of support to its Chinese publishing clients' operations. Although its service revenues may, in part, reflect advertising fees collected by its Chinese publisher clients, it does not generate advertising revenue itself. The website it supports is operated under a hosting agreement with a Chinese Internet service provider, and 66cities JV does not generate any direct revenues for providing Internet access or similar basic Internet services. Revenues generated from service provider clients linked to the 66cities JV's website reflect commissions on sales that such service providers make to parties accessing the website. These factors reflect current restrictions of Chinese law as to the scope of business permitted for foreign-invested entities operating in China.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth revenues, operating loss, equity in losses of joint ventures and minority interests for the Communications Group's various ventures in China (in thousands):

                                                                                               % Change           % Change
                                                   2000           1999          1998         2000 to 1999       1999 to 1998
                                               -------------  ------------- -------------- ------------------ ------------------
Revenues                                       $     329       $      --     $      --             N/M               N/A
(Reduction in)/asset impairment charge         $  (4,078)      $  45,682     $      --             N/M               N/M
Operating loss                                 $  (1,510)      $ (55,861)    $ (14,504)            (97)%             285%
Equity in losses of joint ventures             $    (683)      $    (848)    $  (1,040)            (19)%             (18)%
Minority interests                             $   2,359       $  26,226     $   8,331             (91)%             215%

Revenues. Consolidated revenues of $329,000 for the year ended December 31, 2000 represent the operations of 66cities JV and Huaxia JV and reflect a new operating revenue stream for the Company. The Company acquired an indirect 87% interest in 66cities.com during 2000. Huaxia JV was pre-operational prior to the fourth quarter of 2000. The Company's earlier and now dissolved telecommunications ventures in China were accounted on the equity basis and their revenues were not consolidated in 1999 and 1998. The Company had no other consolidated revenues in 1999 and 1998.

Operating loss. Operating losses for the year ended December 31, 2000 decreased $54.3 million to $1.5 million. This significant decrease principally reflects reductions in asset impairment charges as compared to 1999, when a one-time $45.7 million write-down of goodwill was taken in connection with the termination of the MCC joint ventures' cooperations with China Unicom. Actual operations during 2000 resulted in losses of $5.6 million as compared to $10.2 million in 1999, with the decrease due to substantial reductions in personnel and other overhead costs associated with the final dissolution of the China telecommunications ventures. The year 2000 losses are partially offset by a $4.7 million reduction in the write-off of goodwill in the final dissolution of the telecommunications ventures.

Operating losses for the year ended December 31, 1999 increased $41.4 million to $55.9 million. The increase in operating loss is due principally to the $45.7 million write-down of goodwill taken in connection with the termination of the Company's joint ventures' cooperations with China Unicom. Overall operating losses were partially offset by the operating expenses actually decreasing during 1999 by $2.9 million due to a reduction in personnel and other overhead costs in China.

Equity in losses of joint ventures. Equity in losses of $683,000 during 2000 reflects solely the pre-operational losses of Huaxia JV through September 20, 2000, at which time the Communications Group obtained 98% control of this venture. Prior to September 30, 2000, results for this venture were reported on the equity basis.

Equity in losses of the Communications Group's telecommunications joint ventures in China amounted to $848,000 for 1999 as compared to a loss of $1.0 million in 1998. This 1999 equity in joint ventures reflects the operations up to December 3, 1999 when the Company's joint ventures signed settlement agreements with China Unicom.

Minority interests. For the years ended December 31, 2000, 1999 and 1998, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership and for 2000 the allocation of losses to the minority shareholders of Twin Poplars.

Inflation and Foreign Currency

During 1998 and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia improved in 2000, the long-term prospects for complete recovery for the economies of Russia and the other republics of the former Soviet

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Union and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 was not as high as in previous years, the risk of further increases in the future remains possible.

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

Snapper

The following table sets forth Snapper's revenues, gross profit and operating income (loss) for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                         % Change           % Change
                                          2000            1999           1998          2000 to 1999       1999 to 1998
                                      -------------- --------------- -------------- ------------------- ------------------
Revenues                                 $ 167,981    $  216,323       $ 210,378           (22)%                3%
Gross profit                             $  56,971    $   72,646       $  62,984           (22)%               15%
Operating income (loss)                  $   3,972    $   12,443       $  (7,607)          (68)%              N/M

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenues. In 2000, Snapper's sales were $168.0 million compared to $216.3 million in 1999. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales in 2000 were lower in all lawn and garden categories due to drought conditions in the Southeast. Also, in the first quarter of 2000, Snapper notified a number of its commissioned distributors and commissioned agents of Snapper's decision not to extend their existing contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to gain direct control over these territories, which may allow it to improve profit margins in the future. This announcement negatively impacted sales for the year. In addition, Snapper agreed to repurchase parts and accessories owned by these distributors whose contracts were not renewed, and recorded a $2.7 million reduction in revenue for these repurchases. Snapper's 2000 snowthrower sales were also lower by $6.7 million. In the third quarter of 2000, Snapper introduced a new Grounds Cruiser(TM) utility vehicle, which generated $3.5 million in new sales for the year.

On September 19, 2000, Snapper announced that it had reached an agreement with Wal-Mart Stores, Inc. to sell several models of Snapper walk-behind mowers, lawn tractors, rear-engine riding mowers and a tiller throughout most Wal-Mart stores and Wal-Mart Supercenter locations in the U.S. The Wal-Mart agreement marks a major change in Snapper's distribution focus. Snapper traditionally marketed its products through more than 4,000 independent outdoor power equipment dealers throughout the U.S. The increasing popularity of home center stores and mass merchants has led Snapper to seek additional opportunities to reach consumers. At the same time Wal-Mart, the world's largest retailer, was looking for a high-end lawnmower brand name to bring to its seasonal garden centers. Snapper shipped $1.4 million in sales to Wal-Mart in December 2000. Snapper's network of dealers will continue to sell Snapper residential equipment, commercial equipment, snowthrowers, tillers and its new utility vehicle, as well as handle all service for Snapper equipment.

In 1999, Snapper's sales were $216.3 million, compared to $210.4 million in 1998. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. The increase in sales of snow throwers of $11.2 million and commercial ride-on equipment of $2.9 million was partially offset by sales shortfalls attributable to lawn tractors, rear engine riding lawnmowers and walk behind lawnmowers of $8.4 million.

Gross profit. Gross profit for 2000 was $57.0 million compared to $72.6 million in 1999. The lower gross profit was due to lower sales and distributor buybacks as noted above. Snapper's gross profit margins improved to 33.9% in 2000 compared to 33.6% in 1999. Gross profit margins increased due to improved operating efficiencies derived from capital expenditures added during 2000 and continued focus on lowering operating costs.

Gross profit for 1999 was $72.6 million compared to $63.0 million in 1998. Snapper's gross profit margins improved to 33.6% in 1999 compared to 29.9% in 1998. Gross profit margins increased due to improved operating efficiencies from a full year of production. In 1998, production levels were reduced considerably to lower equipment inventory levels. In addition, in 1998, Snapper recorded $2.7 million for an inventory write-down of excess parts, which was a one-time adjustment.

Operating income (loss). Operating income was $4.0 million in 2000 compared to $12.4 million in 1999. Operating income in 2000 decreased due to lower sales and distributor buybacks as noted above. In addition, the 2000 operating income was negatively impacted due to $1.7 million in additional expenses related to non-renewal of commissioned distributor contracts. Depreciation and amortization charges were $5.7 million and $6.2 million in 2000 and 1999, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

In connection with Snapper's decision not to extend the existing sales contracts to certain commissioned distributors and commissioned agents, Snapper incurred a total of $3.6 million in costs in 2000.

Operating income was $12.4 million in 1999 compared to an operating loss of $7.6 million in 1998. Selling, general and administrative expenses decreased by $10.0 million in 1999 as compared to 1998, principally due to $8.6 million in lower advertising expenditures. Depreciation and amortization reflected

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

Corporate Headquarters

Corporate Headquarters costs reflect the management fee paid to Metromedia Company under a management agreement for investor relations, legal and other professional costs, insurance and other corporate costs. The following table sets forth the operating income (loss) for Corporate Headquarters for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                                          % Change            % Change
                                              2000           1999         1998          2000 to 1999        1999 to 1998
                                          --------------  ------------ ------------  ------------------- -------------------
Operating income (loss)                   $ (1,955)       $ (6,333)       $ 896             (69)%               N/M

Operating income (loss). For the years ended December 31, 2000, 1999 and 1998, corporate, general and administrative expenses were $6.0 million, $6.3 million and $5.7 million, respectively. For the years ended December 31, 2000 and 1998, Corporate Headquarters included the reversal of $4.0 million and $6.6 million, respectively, in self-insurance liabilities.

MMG Consolidated

The following table sets forth on a consolidated basis the following items for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                                                      % Change          % Change
                                      2000             1999             1998        2000 to 1999      1999 to 1998
                                   ---------        ---------        ---------     --------------   ----------------
Interest expense                   $ (31,047)       $ (17,265)       $ (16,331)              80%                6%
Interest income                    $   5,724        $   7,304        $  12,746              (22)%             (43)%
Other income                       $   5,157               --               --              N/M                --
Income tax benefit (expense)       $ (10,283)       $  (1,215)       $     358              746%              N/M
Discontinued operations            $      --        $ (12,776)       $  12,316              N/M               N/M
Net loss                           $ (24,304)       $(141,983)       $(123,670)             (83)%              15%

Interest expense. Interest expense increased $13.8 million to $31.0 million. The increase in interest was principally due to a full year of amortization of debt discount on the Company's 10 1/2% senior discount notes in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

In 1999, interest expense increased $934,000 to $17.3 million principally due to the $4.3 million of amortization of interest on the Company's 10 1/2% senior discount notes, partially offset by decreased borrowings by Snapper which resulted in lower interest expense of $2.7 million compared to the prior year.

Interest income. Interest income decreased $1.6 million to $5.7 million in 2000 and decreased $5.4 million to $7.3 million in 1999 due principally to the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

Income tax benefit (expense). For the years ended December 31, 2000 and 1999, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $4.9 million and $49.3 million, respectively. The income tax benefit in 2000 and 1999 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation on the current year loss not utilized. The income tax expense in 2000 is principally from income taxes on the Company's PeterStar operations. The income tax expense in 1999 principally reflects foreign taxes in excess of the federal credit.

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

Net income (loss), including other income and discontinued operations. Net loss decreased to $24.3 million for the year ended December 31, 2000 from $142.0 million for the year ended December 31, 1999. The decrease in net loss is principally from the reduction in operating loss from $118.3 million in 1999 to $38.7 million in 2000. The decrease in operating loss is attributable to the write-off of goodwill in 1999 of $45.7 million in connection with the Company's operation in China, restructuring and asset impairment charges in 1999 with respect to the Company's operation in Eastern Europe and the republics of the former Soviet Union of $31.6 million, reduction in overhead costs at the Communications Group's operation in Eastern Europe and the republics of the former Soviet Union and China, partially offset by an increase in amortization costs related to the amortization of goodwill and licenses attributable to the acquisition of PLD Telekom, the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union and a reduction in the profitability of Snapper's operations. The net loss in the year ended December 31, 2000 was negatively impacted by the increase in interest expense of $13.8 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $9.1 million. The net loss in 2000 includes gains on sale of businesses which is principally the gain on the sale of Baltcom GSM of $57.4 million, a gain related to the buy out of an option to acquire an ownership in a telecommunications entity of $2.5 million and the collection of a receivable that was fully reserved of $2.5 million. The net loss in 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Company's former entertainment assets and the allocation of the net loss attributable to the Company's China operations including the $45.7 million write-off of goodwill.

Net loss increased to $142.0 million for the year ended December 31, 1999, from $123.7 million for the year ended December 31, 1998. The net loss of 1998 includes a gain from discontinued operations from the sale of the Landmark theatre group of $5.3 million. The increase in operating loss and net loss in 1999 is primarily from the write-off of the goodwill relating to the Communications Group's operations in China of $45.7 million and restructuring and asset impairment charge of the Communications Group Eastern Europe and former republics of the Soviet Union of $31.6 million partially offset by an improvement in Snapper's operating results of $20.1 million. The net loss for 1999 includes in discontinued operations the settlement of a lawsuit in connection with the sale of the Entertainment Group. Net loss was $123.7 million for the year ended December 31, 1998.

The net loss for 1998 includes a gain from discontinued operations from the sale of the Landmark Theatre Group of $3.7 million and a refund of tax payments made in prior years by the Company's entertainment group of $8.7 million, and the gain of $7.1 million from the sale of the Communications Group's trunked mobile radio investment, Protocall Ventures partially reduced by the write-down of its trunked mobile radio venture in Kazakhstan of $1.6 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company

Overview. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the next twelve months.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective disposition of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

On March 15, 2001, Snapper received written notice from the financial institution that provides Snapper's dealers with floor plan financing, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001, and that Snapper would be required to pay a default termination fee of one percent of the average amount floor planned with Snapper's dealers during the previous twelve month period. Snapper and the Company disagree with the basis for this action taken by the financial institution, and are currently contesting the claimed defaults.

If the Company is unable to come to terms with the financial institution that is providing Snapper's floor plan financing, the Company will be required to pursue alternative sources of financing. Alternatives include negotiating a new floor plan financing arrangement with another financial institution or pursuing additional working capital financing with either its existing lender or another financial institution. The Company believes that it will either come to terms with the current financial institution or find an alternative source of financing. However, if the Company is unable to come to terms with the current financial institution or find an alternative, Snapper may be required to significantly reduce its production schedule and current operations. Under this plan Snapper would be required to self-finance the receivables from its dealers commencing June 13, 2001 and fully utilize its existing working capital facility by the end of December 2001 to fund operations. Snapper's reduced production levels would reduce revenues in the last quarter of 2001 and have an adverse impact on Snapper's revenues in 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding. In the event of adverse weather conditions or other factors which adversely impact sales further actions may be required.

The Company will be required to pay interest on its 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its longer-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

The Company expects to generate consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

Convertible Preferred Stock. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through March 15, 2001, the Company has paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

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

Communications Group - Eastern Europe and the Republics of the Former Soviet
Union

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 2000, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $204.5 million, of which $43.9 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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

Beginning in the first quarter of 2001, the mobile operators in St. Petersburg, which historically accounted for a significant amount of PeterStar's traffic and revenues, have shifted their traffic to a competing network. This move will impact PeterStar's revenues and operating income in 2001 and may also impact the level of dividends and management fees payable by PeterStar to the Company.

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

Caspian American Telecommunications. In August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American Telecommunications. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expense subject to concurrence with Caspian American's business plans. At December 31, 2000, $23.7 million of the commitment remains available to Caspian American subject to concurrence with the Caspian American business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5 million. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

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

Tyumenruskom. As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly-owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS system cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has made a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

Internet Services

The Communications Group is actively seeking to develop Internet services and in June 2000 the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, a leading ISP, web hosting and domain registration service in Romania. FX Internet provides dial-up, leased line and wireless Internet access services in Romania with over 10,000 active subscribers, offering Internet connectivity to customers in four counties. The Communications Group paid $2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network and launch additional marketing campaigns.

FX Internet, working in combination with Romsat TV, will enable MITI ventures to offer bundled TV and Internet services to Romsat TV's approximately 100,000 existing customers with competitive advantages, such as tiers of service and discounts, that other operators in the Romanian market are currently unable to duplicate. The transaction is expected to enhance the value of Romsat TV by allowing it to bundle services and facilitate Internet and portal development in Romania.

Portal Development

The Communications Group has commenced the roll out of three national language portal websites affiliated with its radio stations in Estonia and Hungary. Over the next twelve months, the Communications Group expects to rollout additional national language portal websites in Latvia and the Czech Republic, and using the marketing power of its 16 radio stations in Eastern Europe and the republics of the former Soviet Union to create the first transnational network of localized consumer-oriented entertainment portals in this part of the world. In addition, the Company is working to develop a full range of Internet service

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

offerings related to all of the Company's assets in Eastern Europe and the republics of the former Soviet Union.

The portal UnoWeb features all the functionalities of a general portal site including real time updates of local and international news, search engines, classified and personal sections, TV and radio schedule information, SMS-short message service, forums and chat rooms. Users can access real time information about the song playing on the appropriate local Communications Group radio station, including information on the artist, engage in voting and polling, and purchase CDs on-line. Users have the ability to listen to the latest newscast, updated every half hour. This service will be extended to provide mobile users the ability to access this information and more, using WAP (wireless access protocol) services. Additionally, the portal offers access to the extensive music archive of the Communications Group radio stations through its proprietary streaming music service which allows users to create an unlimited number of personalized radio channels.

This proprietary software, along with the other software which forms the basis of the portal, was developed by the Communication Group's software development center and all rights to the software are held by the Communications Group. This software will form the basis of the development and rollout of the Communications Group's portal network. UnoWeb is an advertising and e-commerce supported business. In addition to offering banner ad and opt-in email advertising services to local, regional and international advertisers, the portal has peering agreements with other sites such as AltaVista , Rolling Stone, CDNow and others enabling the portal to generate revenues each time these sites are accessed via the portal.

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

Communications Group-China

Between 1996 and 1999, the Company made investments in four telecommunications joint ventures in China through its majority-owned subsidiary, Metromedia China Corporation. These joint ventures engaged in cooperation projects under contracts with China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. All four of these ventures ("Sichuan JV", "Chongqing JV", "Ningbo JV" and "Ningbo JV II") prematurely terminated operations as a result of an order of the Chinese government in late 1999. Concurrent with this termination, MCC reached agreement with China Unicom and its Chinese partners in the ventures, for the distribution of approximately $94.7 million in settlement of all claims under the China Unicom and cooperation contracts and the joint venture contracts with its partners. As of December 31, 2000, MCC has received full distribution and repatriation of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

these funds in U.S. dollars, and Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV have been dissolved. The $94.7 million in total distributions from the joint ventures was insufficient to fully recover the goodwill originally recorded in connection with MCC's investment in these joint ventures. As of December 31, 2000, MCC had recorded non-cash impairment charges of $41.7 million for the write-off of goodwill to reflect this shortfall.

The Company and MITI have made inter-company loans to MCC under a credit agreement, and MCC has used the proceeds of these loans principally to fund its investments in joint ventures in China. Cash proceeds from the dissolution of the China telecommunications joint ventures were applied to repayment of these loans plus accrued interest. At December 31, 2000, MCC owed $6.8 million under this credit agreement (including accrued interest).

In May 1999, MCC's wholly-owned subsidiary, Asian American Telecommunications, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company to form Huaxia Metromedia Information Technology Co., Ltd.. At time of formation, AAT owned 49% equity interest in Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients.

Huaxia JV had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. AAT's only material cost for its increased ownership position in Huaxia JV is a corresponding increase in its obligation for future registered capital contributions. Huaxia JV's business license remains unchanged.

The terms under which Huaxia JV is currently licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years. As of December 31, 2000, AAT had contributed $1.6 million of its scheduled registered capital investment. AAT accounted for Huaxia JV as an equity method investment until assuming 98% ownership and control of the venture on September 20, 2000. For the twelve months ended December 31, 2000, the Company recorded equity in losses of Huaxia JV's operations of $683,000 representing start-up and pre-operational costs of the joint venture prior to September 20, 2000. The Company consolidated its results of operations of Huaxia JV subsequent to September 30, 2000.

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. Twin Poplars owns a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture licensed to engage in information content provision and e-commerce-related services in China . Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of December 31, 2000, the MCC had advanced $1.1 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of December 31, 2000 MCC owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$1.8 million shall be in the form of registered capital. As of December 31, 2000, Twin Poplars had invested $750,000 registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. The joint venture currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also manages the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel / entertainment products for sale.

66cities JV is not, itself, a publisher and is paid service fees for information preparation and various forms of support to its Chinese publishing clients' operations. Although its service revenues may, in part, reflect advertising fees collected by its Chinese publisher clients, it does not generate advertising revenue itself. The website it supports is operated under a hosting agreement with a Chinese Internet service provider, and 66cities JV does not generate any direct revenues for providing Internet access or similar basic Internet services. Revenues generated from service provider clients linked to the 66cities JV's website reflect commissions on sales that such service providers make to parties accessing the website. These factors reflect current restrictions of Chinese law as to the scope of business permitted for foreign-invested entities operating in China.

Huaxia JV is operational as of December 31, 2000. Twin Poplars' publishing support lines of business in China were commercially operational throughout 2000 and the 66cities.com website commenced operation in December 2000.

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

On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreases to $66.0 million on March 1, 2001, $60.0 million on April 1, 2001 and to $55.0 million on July 1, 2001. As of December 31, 2000 and 1999, the Company was in compliance with all bank covenants under the amended Loan and Security Agreement. At September 30, 2000, Snapper was not in compliance with all financial covenants under its loan and security agreement. On October 30, 2000 the lenders under the loan and security agreement waived any event of default arising from such noncompliance. Snapper was not in compliance with all bank covenants under the Loan and Security Agreement at December 31, 1998. On May 13, 1999, the Lenders of the Loan and Security Agreement amended the agreement and waived the events of default arising from such noncompliance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest under the initial and amended Snapper Loan Agreement (the Revolver) is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25 or .5% (from April 1, 2000 through January 10, 2001), the prime rate plus 1.00% (from January 11, 2001 through June 30, 2001), and at the prime rate, the prime rate plus .25% or .5% (from July 1, 2001 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios or (ii) LIBOR (as defined in the Snapper Loan Agreement) plus 3.0% (from November 11, 1998 through March 31, 2000), LIBOR plus 2.50%, 2.75%, 3.00% or
3.25% (from April 1, 2000 through January 10, 2001), LIBOR plus 3.75% (from January 11, 2001 through June 30, 2001) and LIBOR plus 2.50%, 2.75%, 3.00% or 3.25% (from July 1, 2001 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios.

Snapper signed a new $2.5 million term loan on June 1, 2000 with its lenders to fund additional capital expenditures over and above the capital expenditures the Company is allowed under its Loan and Security Agreement. The loan is funded on an as approved basis through March 31, 2001, and is due in 20 consecutive quarterly installments beginning October 1, 2000. As of December 31, 2000, Snapper had received $1.8 million of funding under this loan.

Interest under the initial and amended Snapper Loan Agreement (the original Term Loan and the capital expenditure term loan) is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% from April 1, 2000 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios or (ii) LIBOR (as defined in the Snapper Loan Agreement) plus 3.00% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00% or 3.25% (from April 1, 2000 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios.

The agreements governing the initial and amended Snapper Loan Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At December 31, 2000 and 1999, Snapper's outstanding liability for its term loans and line of credit was $43.6 million and $39.7 million, respectively.

On March 24, 2000, Snapper's leased distribution facility in Greenville, Ohio was substantially damaged by fire. Snapper was adequately insured for the loss, and has received a total of $1.9 million for inventory losses and expenses incurred related to the fire from the insurer.

Snapper's total capital expenditures during 2000, 1999, and 1998 were $3.3 million, $2.5 million, and $3.9 million, respectively. Under Snapper's current loan agreement, Snapper's capital expenditures in 1999 cannot exceed $2.5 million, and in future years cannot exceed $2.0 million annually, excluding the capital expenditure term loan noted above. Capital expenditures during 2000 funded by the capital expenditure term loan were $1.8 million and the additional $1.5 million in capital expenditures were funded under the current loan agreement. The Company does not expect that the limits on capital expenditures under Snapper's current loan agreement will negatively impact Snapper's ability to fund necessary capital expenditures.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 2000, noncancelable commitments under these agreements amounted to approximately $7.4 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement, which terminates on December 31, 2001 unless extended by the parties, provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and the inventory is not able to be sold to another dealer. At December 31, 2000, there was approximately $73.0 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement. See Liquidity and Capital Resources -- The Company.

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

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, in countries that have experienced high rates of inflation, the Communications Group bills and collects revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's joint ventures are generally permitted to maintain U. S. dollar accounts to serve their U.S. dollar obligations, thereby reducing foreign currency risk. As the Communications Group and its joint ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase. The Communications Group does not hedge against foreign exchange rate risks at the current time and, therefore, could be subject in the future to any declines in exchange rates between the time a joint venture receives its funds in local currencies and the time it distributes such funds in U.S. dollars to the Communications Group.

Chinese regulation of business activities involving use of the Internet and provision of information content or services via the Internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form, require the Company to limit its equity participation in current ventures or limit the scale of such participation in future ventures. Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated ventures. Regulations limiting dissemination of information for political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated ventures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China ventures are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these ventures or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia JV is licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own ventures) that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted for foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

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

MMG Consolidated

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2000 was $2.3 million, a decrease in cash used in operating activities of $36.9 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, dispositions of businesses, depreciation, amortization, equity in income (losses) of investees, amortization of interest, restructuring and asset impairment charges and income (loss) allocable to minority interests. Excluding discontinued operations, disposition of businesses and restructuring and asset impairment charges, non-cash items increased $61.2 million from $33.4 million to $94.6 million for the year ended December 31, 1999 and 2000, respectively. The increase relates principally to increased depreciation and amortization expenses related to the operations of PLD Telekom which was acquired September 30, 1999

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and amortization of debt discount on the Company's 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the year ended December 31, 2000 by $10.9 million and decreased cash flows for the year ended December 31, 1999 by $5.4 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2000 was $54.4 million as compared to cash used in investing activities was $13.2 million for the year ended December 31, 1999. The principal sources of funds in 2000 are cash received of $11.0 million in connection with the settlement of an option agreement, distributions received from joint ventures of $71.4 million, primarily related to the liquidation of the telecommunications joint ventures in China and proceeds from the sale of Baltcom GSM of $66.7 million. In 2000, the Company utilized $21.6 million for additions to property, plant and equipment and $75.5 million of funds for acquisitions and investments in and advances to joint ventures. The principal use of funds was the Company's investment in Comstar of $61.4 million. The principal uses of funds for the year ended December 31, 1999 were investments in and advances to joint ventures of $20.8 million, funds to acquire PLD Telekom of $19.6 million, acquisitions by the Communications Group of $1.5 million and additions to property, plant and equipment of $5.8 million.

Cash Flows from Financing Activities

Cash used in financing activities was $22.8 million and $34.2 million, for the year ended December31, 2000 and 1999, respectively. For the year ended December 31, 2000 the Company used $15.0 million to pay its preferred stock dividend, and there were $12.1 million of debt payments. Funds used in financing activities in 1999 were for the preferred stock dividend of $15.0 million and payments of debt of $19.3 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 1999 was $39.2 million, a decrease in cash used in operating activities of $22.1 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, disposition of businesses, depreciation, amortization, equity in losses of investees, and losses allocable to minority interests. Excluding discontinued operations and disposition of businesses, non-cash items increased $26.9 million from $68.3 million to $95.2 million for the years ended December 31, 1998 and 1999, respectively. The increase relates principally to the write-off of goodwill related to the Communication Group's operations in China and increased amortization expense relating to the Company's decision to reduce the period that it will amortize the goodwill related to the Communications Group's operations in Eastern Europe and the republics of the former Soviet Union. Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions, decreased cash flows for the year ended December 31, 1999 by $5.4 million and increased cash flows for the year ended December 31, 1998 by $11.8 million.

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

Cash Flows from Financing Activities

Cash used in financing activities was $34.2 million and $37.2 million, for the years ended December 31, 1999 and 1998, respectively. Funds used in financing activities in 1999 were for the preferred stock dividend of $15.0 million and payments of Snapper's and PLD Telekom's debt of $19.3 million. Funds used in financing activities in 1998 were for the preferred stock dividend of $15.0 million and the repayment of debt of $17.5 million, principally the Snapper revolver, which was partially offset by proceeds of $49.9 million from the November 1998 Snapper loan and $5.3 million from the exercise of stock options.

New Accounting Pronouncements

Accounting for Derivatives

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 and 138 will not have a material impact on the financial position or results of operations of the Company.

Revenue Recognition

In December 1999, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 and June 2000, the staff of the SEC amended SAB No. 101 to delay the required implementation date of SAB No. 101 to the fourth quarter of fiscal years beginning after December 15, 1999. The Company has adopted SAB No. 101 as amended. The adoption of SAB No. 101, as amended, has not and is not expected to have a material impact on the Company's results of operations.

Accounting for Shipping and Handling Fees and Costs

In May, July and September 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that all amounts billed to a customer in a sale transaction for shipping and handling be classified as revenue. The Company's wholly-owned subsidiary, Snapper, previously classified shipping and handling revenue as an offset to selling expense. The Company has reclassified shipping and handling revenue from selling expense to net sales for all periods presented in the accompanying consolidated statements of operations.

In addition, EITF No. 00-10 requires that if shipping or handling costs are significant and are not included in cost of sales, a company should disclose both the amounts of such costs and the line items on the income statement that includes them. The Company's accounting policy has been to include shipping

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and handling costs in selling expense and, therefore, the information required to be disclosed by EITF No. 00-10 has been included in the accompanying notes to the financial statements.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $38,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing and dealers would have resulted in an increase in interest expense of $75,000.

With the exception of certain vendor financing at the operating business level (approximately $4.8 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $4.8 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's joint ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, at the current time the majority of the Communications Group's joint ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's joint ventures. "Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations - Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the republics of the former Soviet Union and China.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K including, without limitation, statements under "Item 1. - Business", "Item 3. - Legal Proceedings" and "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the

Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required under this item are included in Item 14 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

The information called for by this PART III (Items 10, 11, 12 and 13) is not set forth herein because the Company intends to file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2000, the Proxy Statement for the 2001 Annual Meeting of Stockholders. Such information to be included in the Proxy Statement is hereby incorporated into these Items 10, 11, 12 and 13 by this reference.

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

                             METROMEDIA INTERNATIONAL GROUP, INC.


                             BY:              /s/ SILVIA KESSEL
                                 -----------------------------------------------
                                                Silvia Kessel
                                  Executive Vice President, Chief Financial
                                       Officer, Treasurer and Director

Dated: April 2, 2001

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

              Signature                                      Title                                              Date
              ---------                                      -----                                              ----
          /s/ John W. Kluge                Chairman of the Board                                            April 2, 2001
---------------------------------------
            John W. Kluge

         /s/ Stuart Subotnick              Vice Chairman of the Board, President and Chief
---------------------------------------      Executive Officer (Principal Executive Officer)                April 2, 2001
           Stuart Subotnick

          /s/ Silvia Kessel                Executive Vice President, Chief Financial Officer,
---------------------------------------      Treasurer and Director (Principal Financial Officer)           April 2, 2001
            Silvia Kessel

      /s/ Vincent D. Sasso, Jr.            Vice President (Principal Accounting Officer)                    April 2, 2001
---------------------------------------
        Vincent D. Sasso, Jr.

       /s/ John Steele Chalsty             Director                                                         April 2, 2001
---------------------------------------
         John Steele Chalsty

        /s/ John P. Imlay, Jr.             Director                                                         April 2, 2001
---------------------------------------
          John P. Imlay, Jr.

         /s/ Clark A. Johnson              Director                                                         April 2, 2001
---------------------------------------
           Clark A. Johnson

        /s/ I. Martin Pompadur             Director                                                         April 2, 2001
---------------------------------------
          I. Martin Pompadur

          /s/ Leonard White                Director                                                         April 2, 2001
---------------------------------------
            Leonard White

              METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS.

                                                                            Page

Independent Auditors' Report                                                F-2
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999, and 1998                                         F-3
Consolidated Balance Sheets as of December 31, 2000 and 1999                F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999, and 1998                                         F-5
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 2000, 1999, and 1998                                   F-6
Notes to Consolidated Financial Statements                                  F-7
Consolidated Financial Statement Schedules:
     I. Condensed Financial Information of Registrant                       S-1
    II. Valuation and Qualifying Accounts                                   S-5

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                    KPMG LLP

New York, New York
April 2, 2001

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                                                  Years ended December 31,
                                                                        -----------------------------------------
                                                                           2000            1999            1998
                                                                        ---------       ---------       ---------
Revenues:
     Communications Group                                               $ 144,864       $  48,739       $  30,208
     Snapper                                                              167,981         216,323         210,378
                                                                        ---------       ---------       ---------
                                                                          312,845         265,062         240,586
Cost and expenses:
     Cost of  sales and operating expenses -
        Communications Group                                               34,845          11,513           8,522
     Cost of  sales - Snapper                                             111,010         143,677         147,394
     Selling, general and administrative                                  141,796         133,881         153,621
     Depreciation and amortization                                         67,520          32,608          20,588
     (Reduction in estimate of) restructuring and asset
        impairment charges                                                 (3,669)         61,684          40,317
                                                                        ---------       ---------       ---------
Operating loss                                                            (38,657)       (118,301)       (129,856)
Other income (expense):
     Interest expense                                                     (31,047)        (17,265)        (16,331)
     Interest income                                                        5,724           7,304          12,746
     Equity in losses of and write-down of
        investment in unconsolidated investees                             (8,713)        (22,299)        (18,151)
     Gain (loss) on disposition of businesses, net                         59,020            (243)          5,527
     Foreign currency loss                                                   (714)         (4,126)           (137)
     Other income                                                           5,157              --              --
                                                                        ---------       ---------       ---------
                                                                           29,427         (36,629)        (16,346)
                                                                        ---------       ---------       ---------
Loss before income tax benefit (expense),
     minority interest, and discontinued operations                        (9,230)       (154,930)       (146,202)
Income tax benefit (expense)                                              (10,283)         (1,215)            358
Minority interest                                                          (4,791)         26,938           9,858
                                                                        ---------       ---------       ---------
Loss from continuing operations                                           (24,304)       (129,207)       (135,986)
Discontinued operations:
   Gain (loss) on disposition                                                  --         (12,776)         12,316
                                                                        ---------       ---------       ---------
Net loss                                                                  (24,304)       (141,983)       (123,670)
Cumulative convertible preferred stock dividend
     requirement                                                          (15,008)        (15,008)        (15,008)
                                                                        ---------       ---------       ---------
Net loss attributable to common stockholders                            $ (39,312)      $(156,991)      $(138,678)
                                                                        =========       =========       =========
Weighted average number of common shares - Basic                           93,978          75,232          68,955
                                                                        =========       =========       =========
Loss per common share attributable to common stockholders - Basic:
   Continuing operations                                                $   (0.42)      $   (1.92)      $   (2.19)
   Discontinued operations                                              $      --       $   (0.17)      $    0.18
   Net loss                                                             $   (0.42)      $   (2.09)      $   (2.01)
                                                                        =========       =========       =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                     December 31,      December 31,
                                                                         2000              1999
                                                                     -----------       -----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $    80,236       $    50,985
     Accounts receivable:
        Snapper, net                                                      23,297            26,898
        Communications Group, net                                         17,883            20,682
        Other, net                                                           764               265
     Inventories                                                          65,029            55,209
     Other assets                                                         20,078            20,650
                                                                     -----------       -----------
            Total current assets                                         207,287           174,689

Investments in and advances to joint ventures:
    Eastern Europe and the republics of the former Soviet Union          117,908            78,067
    China                                                                     --            40,982
Property, plant and equipment, net of accumulated depreciation           180,800           191,018
Intangible assets, less accumulated amortization                         224,819           274,025
Other assets                                                               5,305            18,073
                                                                     -----------       -----------
          Total assets                                               $   736,119       $   776,854
                                                                     ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    37,361       $    38,808
     Accrued expenses                                                     81,514            85,527
     Current portion of long-term debt                                     4,834            11,383
                                                                     -----------       -----------
          Total current liabilities                                      123,709           135,718
Long-term debt                                                           230,036           212,569
Other long-term liabilities                                                5,667            13,758
                                                                     -----------       -----------
         Total liabilities                                               359,412           362,045
                                                                     -----------       -----------
Minority interest                                                         33,031            29,874

Commitments and contingencies

Stockholders' equity:
     7 1/4% Cumulative Convertible Preferred Stock                       207,000           207,000
    Common Stock, $1.00 par value, authorized 400,000,000
      shares, issued and outstanding 94,034,947 and 93,284,589
      shares at December 31, 2000 and 1999, respectively                  94,035            93,285
    Paid-in surplus                                                    1,102,769         1,102,308
    Accumulated deficit                                               (1,053,596)       (1,014,284)
    Accumulated other comprehensive loss                                  (6,532)           (3,374)
                                                                     -----------       -----------
          Total stockholders' equity                                     343,676           384,935
                                                                     -----------       -----------
          Total liabilities and stockholders' equity                 $   736,119       $   776,854
                                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       Years ended December 31,
                                                                                -----------------------------------------
                                                                                   2000            1999            1998
                                                                                ---------       ---------       ---------
Operating activities:
  Net loss                                                                      $ (24,304)      $(141,983)      $(123,670)
Items not requiring cash outlays:
     Gain (loss) on disposition of discontinued operations                             --          12,776         (12,316)
     Equity in losses of investment in unconsolidated investees                     8,713          22,299          18,151
     Depreciation and amortization                                                 67,520          32,608          20,588
     (Reduction in estimate of) restructuring and asset impairment charges         (3,669)         61,684          40,317
     Amortization of debt discount                                                 18,763           4,482              --
     (Gain) loss on disposition of businesses, net                                (59,020)            243          (5,527)
     Other income                                                                  (5,157)             --              --
     Minority interest                                                              4,791         (26,938)         (9,858)
     Other                                                                            974           1,030            (909)

Changes in:
        Accounts receivable                                                         5,342          10,914          (3,838)
        Inventories                                                                (9,820)         10,910          32,475
        Other assets and liabilities                                                4,201          (2,136)         (4,099)
        Accounts payable and accrued expenses                                      (9,734)        (27,682)        (10,492)
        Other operating activities, net                                              (937)          2,558          (2,185)
                                                                                ---------       ---------       ---------
            Cash used in operating activities                                      (2,337)        (39,235)        (61,363)
                                                                                ---------       ---------       ---------

Investing activities:
     Investments in and advances to joint ventures                                (70,186)        (20,792)        (48,171)
     Distributions from joint ventures                                             71,368          43,058           5,441
     Cash paid in acquisition of PLD Telekom, net                                      --         (19,622)             --
     Cash paid for acquisitions and additional equity in subsidiaries              (5,294)         (1,544)        (10,997)
     Additions to property, plant and equipment                                   (21,621)         (5,793)        (11,400)
     Net proceeds from sale of discontinued operations                                 --              --          57,298
     Purchase of short-term investments                                                --              --          (3,069)
     Proceeds from sale of short-term investments                                      --              --         103,069
     Cash received in settlement of option                                         11,000              --              --
     Proceeds from sale of business                                                66,657              --          14,533
     Other investing activities, net                                                2,513          (8,500)           (134)
                                                                                ---------       ---------       ---------
            Cash provided by (used in) investing activities                        54,437         (13,193)        106,570
                                                                                ---------       ---------       ---------

Financing activities:
     Proceeds from issuance of long-term debt                                       5,001              --          49,918
     Payments on long-term debt                                                   (12,118)        (19,303)        (77,500)
     Proceeds from issuance of common stock related to incentive plans              1,211              99           5,347
     Preferred stock dividends paid                                               (15,008)        (15,008)        (15,008)
     Dividends paid to minority interests                                          (1,935)             --              --
                                                                                ---------       ---------       ---------
          Cash used in financing activities                                       (22,849)        (34,212)        (37,243)
                                                                                ---------       ---------       ---------
     Net increase (decrease) in cash and cash equivalents                          29,251         (86,640)          7,964
     Cash and cash equivalents at beginning of year                                50,985         137,625         129,661
                                                                                ---------       ---------       ---------
     Cash and cash equivalents at end of year                                   $  80,236       $  50,985       $ 137,625
                                                                                =========       =========       =========

          See accompanying notes to consolidated financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                 Consolidated Statements of Stockholders' Equity
                      (in thousands, except share amounts)

                                                                       7 1/4%
                                                               Cumulative Convertible
                                                                  Preferred Stock               Common Stock
                                                             --------------------------   -------------------------
                                                              Number of                    Number of                   Paid-in
                                                                Shares         Amount        Shares        Amount       Surplus
                                                             -----------    -----------   -----------   -----------   -----------
Balances, December 31, 1997                                    4,140,000    $   207,000    68,390,800   $    68,391   $ 1,007,272
Net loss                                                              --             --            --            --            --
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          --             --            --            --            --
    Minimum pension liability                                         --             --            --            --            --

Total comprehensive loss

Issuance of stock and stock options related to incentive
plans                                                                 --             --       728,041           728         5,522
Dividends on 7 1/4% cumulative convertible preferred stock            --             --            --            --            --
                                                             -----------    -----------   -----------   -----------   -----------
Balances, December 31, 1998                                    4,140,000        207,000    69,118,841        69,119     1,012,794
Net loss                                                              --             --            --            --            --
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          --             --            --            --            --
    Minimum pension liability                                         --             --            --            --            --

Total comprehensive loss

Issuance of stock and valuation of stock options and
   warrants related to the acquisition of PLD Telekom Inc.            --             --    24,107,449        24,107        89,254
Issuance of stock and stock options related to incentive
plans                                                                 --             --        58,299            59           260
Dividends on 7 1/4% cumulative convertible preferred stock            --             --            --            --            --
                                                             -----------    -----------   -----------   -----------   -----------
Balances, December 31, 1999                                    4,140,000        207,000    93,284,589        93,285     1,102,308
Net loss                                                              --             --            --            --            --
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                          --             --            --            --            --
    Minimum pension liability                                         --             --            --            --            --

Total comprehensive loss

Issuance of stock related to incentive plans                          --             --       750,358           750           461
Dividends on 7 1/4% cumulative convertible preferred stock            --             --            --            --            --
                                                             -----------    -----------   -----------   -----------   -----------
Balances, December 31, 2000                                    4,140,000    $   207,000    94,034,947   $    94,035   $ 1,102,769
                                                             ===========    ===========   ===========   ===========   ===========

                                                                           Accumulated
                                                                              Other          Total
                                                             Accumulated   Comprehensive  Comprehensive
                                                               Deficit     Income (Loss)      Loss
                                                             -----------   -------------  -------------
Balances, December 31, 1997                                  $  (718,615)   $    (3,366)
Net loss                                                        (123,670)            --    $  (123,670)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          --         (1,810)        (1,810)
    Minimum pension liability                                         --           (904)          (904)
                                                                                           -----------
Total comprehensive loss                                                                      (126,384)
                                                                                           ===========

Issuance of stock and stock options related to incentive
plans                                                                 --             --
Dividends on 7 1/4% cumulative convertible preferred stock       (15,008)            --
                                                             -----------    -----------
Balances, December 31, 1998                                     (857,293)        (6,080)
Net loss                                                        (141,983)            --       (141,983)
Other comprehensive loss, net of tax:
    Foreign currency translation adjustments                          --            608            608
    Minimum pension liability                                         --          2,098          2,098
                                                                                           -----------
Total comprehensive loss                                                                   $  (139,277)
                                                                                           ===========
Issuance of stock and valuation of stock options and
   warrants related to the acquisition of PLD Telekom Inc.            --             --
Issuance of stock and stock options related to incentive
plans                                                                 --             --
Dividends on 7 1/4% cumulative convertible preferred stock       (15,008)            --
                                                             -----------    -----------
Balances, December 31, 1999                                   (1,014,284)        (3,374)
Net loss                                                         (24,304)            --        (24,304)
Other comprehensive income, net of tax:
    Foreign currency translation adjustments                          --         (1,171)        (1,171)
    Minimum pension liability                                         --         (1,987)        (1,987)
                                                                                           -----------
Total comprehensive loss                                                                   $   (27,462)
                                                                                           ===========
Issuance of stock related to incentive plans                          --             --

Dividends on 7 1/4% cumulative convertible preferred stock       (15,008)            --
                                                             -----------    -----------
Balances, December 31, 2000                                  $(1,053,596)   $    (6,532)
                                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                      Metromedia International Group, Inc.

                   Notes to Consolidated Financial Statements

1. Basis of Presentation, Description of the Business, Liquidity and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc., Snapper Inc. and as of September 30, 1999, PLD Telekom Inc. (see note 2). PLD Telekom, Metromedia International Telecommunications and its majority owned subsidiary, Metromedia China Corporation, are together known as the "Communications Group". PLD Telekom has been included in the Company's results of operations since September 30, 1999. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China and radio and cable businesses from its telephony assets. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders. On March 1, 2001, the Company engaged two independent, internationally recognized investment banking firms to advise it on these various alternatives.

The Company's Board of Directors has not approved any definitive transaction and any final action would remain subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks and bondholders. As a result, the financial statements have been prepared assuming the Company continues to operate each of its lines of business. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

All of the Communications Group's joint ventures other than the businesses of PLD Telekom and Comstar report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those joint ventures for the 12 months ending September 30. The Company has deferred its decision on reducing or eliminating the three-month reporting lag for certain of its principal businesses until it has completed its evaluation of structural alternatives as noted above (see note
3).

Description of the Business

Communications Group

The Communications Group invests in communications businesses principally in Eastern Europe and the republics of the former Soviet Union. The Communications Group held interests in several telecommunications joint ventures in China. These ventures were terminated in late 1999 and the Company has received distributions of approximately $94.7 million in settlement of all claims under the joint venture agreements. The Communications Group is now developing e-commerce business opportunities in China.

At December 31, 2000, the Communications Group owned interests in and participated with partners in the management of joint ventures that had 58 operational systems, consisting of 12 cable television systems, 2 GSM wireless telephone systems (the Communications Group's interest in one of which is in the process of being sold), 3 analog wireless telephone systems, 9 fixed and other telephony networks

                      Metromedia International Group, Inc.

1. Basis of Presentation, Description of the Business, Liquidity and Summary of Significant Accounting Policies (continued)

(which include local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators), 16 radio broadcasting stations, 12 paging systems, 2 other telephony-related businesses and 2 e-commerce businesses.

Snapper

Snapper manufacturers Snapper(R) brand premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper(R) brand. In 2000, Snapper introduced a new Grounds Cruiser(TM) utility vehicle, which is marketed to residential and commercial users. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to dealers, distributors and Wal-Mart prior to and subsequent to this period, the largest volume of sales to the ultimate consumer is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments.

Liquidity

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the next twelve months.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of its wholly-owned subsidiary, Snapper, which manufactures and sells lawn and garden equipment. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

On March 15, 2001, Snapper received written notice from the financial institution that provides Snapper's dealers with floor plan financing, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001, and that Snapper would be required to pay a default termination fee of one percent of the average amount floor planned with Snapper's dealers during the previous twelve month period. Snapper and the Company disagree with the basis for this action taken by the financial institution, and are currently contesting the claimed defaults.

If the Company is unable to come to terms with the financial institution that is providing Snapper's floor plan financing, the Company will be required to pursue alternative sources of financing. Alternatives include negotiating a new floor plan financing arrangement with another financial institution or pursuing additional working capital financing with either its existing lender or another financial institution. The Company believes that it will either come to terms with the current financial institution or find an alternative source of financing. However, if the Company is unable to come to terms with the current financial institution or find an alternative, Snapper may be required to significantly reduce its production schedule and current operations. Under this plan Snapper would be required to self-finance the receivables from its dealers commencing June 13, 2001 and fully utilize its existing working capital facility by the end of December 2001 to fund operations. Snapper's reduced production levels would reduce revenues in the last quarter of 2001 and have an adverse impact on Snapper's revenues in 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding. In the event of adverse weather conditions or other factors which adversely impact sales further actions may be required.

The Company will be required to pay interest on its 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. As a result, the Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its on-going working capital requirements, debt service and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such

                      Metromedia International Group, Inc.

1. Basis of Presentation, Description of the Business, Liquidity and Summary of Significant Accounting Policies (continued)

additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its longer-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

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

Management determines the appropriate classification of investments as trading, held-to-maturity or available-for-sale at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000 and 1999, the Company did not have any debt and equity security investments.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over their expected useful lives which range from 2 to 40 years. Generally, depreciation is provided on the straight-line method for financial reporting purposes. Leasehold improvements are amortized using the straight-line method over the life of the improvements or the life of the lease, whichever is shorter.

Intangible Assets

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses, frequency rights, customer lists and workforce in place are amortized over periods of four to ten years using the straight-line method. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over periods of 3 (Communications Group - China), 10 (Communications Group - Eastern Europe and the republics of the former Soviet Union) and 25 (Snapper) years using the straight-line method.

Management continuously monitors and evaluates the realizability of recorded intangibles to determine whether their carrying values have been impaired. In evaluating the value and future benefits of intangible assets, their carrying amount is compared to management's best estimate of undiscounted future cash flows over the remaining amortization period. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company believes that the carrying value of recorded intangibles is not impaired at December 31, 2000 (see notes 3 and 4).

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

Revenue Recognition

Communications Group

The Communications Group and its joint ventures' and subsidiaries' cable, paging and telephony operations recognize revenues in the period the service is provided. Installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent installation costs are incurred. Installation fees in excess of installation costs are deferred and recognized over the expected life of the customer relationship. Installation fees for telephony operations are deferred together with the related costs and amortized over the customer relationship. The Communications Group and its joint ventures' and subsidiaries' radio operations recognize advertising revenue when commercials are broadcast.

                      Metromedia International Group, Inc.

1. Basis of Presentation, Description of the Business, Liquidity and Summary of Significant Accounting Policies (continued)

Snapper

Sales are recognized when products are exchanged for cash or claims to cash and are shipped to distributors or dealers. A provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

Cost of Goods Sold and Shipping and Handling Costs

Snapper's cost of sales includes standard cost of goods sold, manufacturing variances to standard costs and purchasing department costs in cost of goods sold.

Commencing in the fourth quarter of 2000, Snapper has classified amounts billed to customers for shipping and handling as revenues. The amounts reclassified from selling, general and administrative for the years ended December 31, 2000, 1999 and 1998 were $498,000, $273,000 and $294,000, respectively.

Snapper includes shipping and handling costs in selling, general and administrative expenses. The total costs for the years ended December 31, 2000, 1999 and 1998 were $9.2 million, $9.6 million and $10.3 million, respectively.

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

Self-Insurance

The Company is self-insured for workers' compensation, health, product and general liability costs for its lawn and garden operation and for certain former subsidiaries. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

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

Earnings Per Share of Common Stock

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the years ended December 31, 2000, 1999, and 1998 the Company had losses from continuing operations.

The computation of basic earnings per share for loss from continuing operations attributable to common stockholders for the years ended December 31, 2000, 1999, and 1998 includes the Company's preferred stock dividend requirement.

The Company had for the years ended December 31, 2000, 1999, and 1998 potentially dilutive shares of common stock of 25,717,000, 25,607,000, and 19,003,000, respectively (see note 8).

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

                      Metromedia International Group, Inc.

2.    Acquisition of PLD Telekom Inc.

On September 30, 1999, the Company consummated the acquisition of PLD Telekom pursuant to which a wholly-owned subsidiary of the Company was merged with and into PLD Telekom, with PLD Telekom as the surviving corporation. Following the consummation of the merger, PLD Telekom became a wholly-owned subsidiary of the Company.

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

In connection with the merger, holders of all of PLD Telekom's 14% Senior Discount Notes due 2004 ($123.0 million in aggregate principal amount) and of $25.0 million in aggregate principal amount of its 9.0% Convertible Subordinated Notes due 2006 (together, the "PLD Notes") exchanged their PLD Notes and all accrued but unpaid interest on these notes through the date of the merger for $210.6 million in aggregate principal amount at maturity of 10 1/2% Senior Discount Notes due 2007 of the Company. At September 30, 1999, the carrying value of these 10 1/2% Senior Discount Notes due 2007 was $163.0 million. The Company also purchased $1.5 million in aggregate principal amount of PLD Telekom's 9.0% Convertible Subordinated Notes at a purchase price of 101% of the principal amount of such notes plus accrued but unpaid interest on such notes through the date of the merger.

Also at completion of the merger, PLD Telekom repaid The Travelers Insurance Company and The Travelers Indemnity Company (together, "Travelers") approximately $8.7 million of amounts due under the revolving credit and warrant agreement dated November 26, 1997 between PLD Telekom and Travelers (the "Old Travelers Agreement"). PLD Telekom and Travelers also entered into an amended and restated revolving credit note agreement (the "New Travelers Agreement") pursuant to which PLD Telekom agreed to repay Travelers the remaining $4.9 million due under the Old Travelers Agreement on August 30, 2000. Such amount was repaid on August 30, 2000 (see note 5). In addition, Travelers received at the closing of the merger 100,000 shares of PLD Telekom common stock (which were converted in the merger into shares of common stock of the Company at the .6353 exchange ratio) and 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price of $10.00 per share.

Also in connection with the consummation of the merger, PLD Telekom repaid approximately $6.9 million of outstanding loans and interest under a revolving credit agreement.

PLD Telekom also purchased the remaining shares of its subsidiary, Technocom Limited, that it did not already own from Technocom's existing minority shareholders for an aggregate purchase price of approximately $12.6 million. Technocom is now a wholly-owned subsidiary of PLD Telekom.

                      Metromedia International Group, Inc.

2.    Acquisition of PLD Telekom Inc. (continued)

PLD Telekom used funds held in a cash collateral account, working capital and borrowings from the Company under a revolving intercompany note to make all the payments described above.

The Company has determined that the purchase price for PLD Telekom was $305.8 million. The purchase price of $305.8 million includes the issuance of common stock, the value of existing PLD Telekom options and warrants exchanged, warrants issued to Travelers, funds advanced to PLD Telekom that were utilized in the repayment of the News credit agreement and related interest, the purchase of Technocom's minority interests, partial repayment of the Travelers debt, payment for the PLD Telekom preferred stock and working capital, issuance of 10 1/2% senior discount notes and transaction costs. The acquisition has been accounted for under the purchase method of accounting. The purchase price has been allocated based on estimated fair values at the date of acquisition. This allocation has resulted in intangible assets and goodwill of $96.3 million and $80.3 million, respectively, which are being amortized on a straight-line basis over four to ten years and ten years, respectively. In addition, approximately $1.0 million in severance and lease termination costs have been recorded in purchase accounting. The results of operations of PLD Telekom are included in the consolidated financial statements from September 30, 1999.

The allocation of the purchase price is as follows (in thousands):

Cash                                                                  $   9,703
Accounts receivable                                                      12,737
Inventories                                                               3,333
Property, plant and equipment                                           167,586
Other investments                                                         7,121
Intangible assets                                                        96,272
Other assets                                                             14,018
Accounts payable and accrued expenses                                   (38,553)
Debt                                                                    (24,056)
Minority interests                                                      (22,677)
                                                                      ---------
Fair value of net assets acquired                                       225,484
Purchase price                                                          305,771
                                                                      ---------
Goodwill                                                              $  80,287
                                                                      =========

The following unaudited pro forma information illustrates the effect of the acquisition of PLD Telekom on revenue, loss from continuing operations and loss per share from continuing operations attributable to common stockholders for the year ended December 31, 1999, and assumes that the acquisition of PLD Telekom occurred at the beginning of 1999 (in thousands, except per share amounts) (unaudited):

                                                                         1999
                                                                      ---------
Revenues                                                              $ 349,083
                                                                      =========
Loss from continuing operations                                       $(173,130)
                                                                      =========
Loss per share from continuing operations attributable to
  common stockholders                                                 $   (1.86)
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

                      Metromedia International Group, Inc.

3. Communications Group - Eastern Europe and the Republics of the Former Soviet Union

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

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $204.5 million in funding of which $43.9 million in funding obligations remain at December 31, 2000. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

Comstar

In December 2000, the Company acquired a 50% interest in ZAO Comstar, a large digital overlay operator in Moscow, from Marconi Communications Limited. The purchase price was approximately $61.4 million in cash.

Comstar is a 50/50 joint venture with the Moscow City Telephone Network ("MGTS"). It has an optical fiber network throughout the city of Moscow. This network supports local, national and international data and telephony services and is interconnected into MGTS' public network. Comstar's platform facilitates all types of IP services. This platform enables Comstar to develop VoIP services and a total package of ISP services.

Internet Services

The Communications Group is actively seeking to develop Internet services and in June 2000 the Company's joint venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, an ISP, web hosting and domain registration service in Romania. The Communications Group paid $2.5 million for its 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $500,000 of which will be used to expand its network and launch additional marketing companies.

Sale of Baltcom GSM

In October 2000 the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The Communications Group's sale of its interest in Baltcom GSM was part of a sale by all of the selling shareholders of their stakes to Tele2. The sale agreement contained customary representations and warranties from the selling shareholders, including the Communications Group, and indemnification provisions for the benefit of the buyer from the selling shareholders. The Communications Group recorded the after tax gain on this sale of approximately $57.4 million in the fourth quarter of 2000.

                      Metromedia International Group, Inc.

3. Communications Group - Eastern Europe and the Republics of the Former Soviet Union (continued)

2000 Impairment Charge

Certain of the Company's joint ventures have continued to incur operating losses. As part of its ongoing review of these operations, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated future cash flows of the businesses over the estimated lives of the related assets was sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying values, the Company utilized a discounted cash flow model or current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million.

1999 Restructuring and Impairment Charges

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with the restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to December 31, 2000 (in thousands):

                             Restructuring                December 31,                            December 31,
Type of Cost                     Cost       Payments         1999        Payments    Adjustments      2000
                             -------------  --------      -----------    --------    -----------  -----------
Employee separations           $ 6,175       $  (303)      $ 5,872       $(3,953)      $  (676)      $1,243
Facility closings                1,456            --         1,456        (1,123)         (147)         186
                               -------       -------       -------       -------       -------       ------
                                 7,631       $  (303)      $ 7,328       $(5,076)      $  (823)      $1,429
                                             =======       =======       =======       =======       ======
Write-off of fixed assets          800
                               -------
                               $ 8,431
                               =======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of the Company's strategic review, the Company determined that certain businesses (including some pre-operational businesses) in its portfolio did not meet certain of the business objectives identified in the strategic review, such as the Company's ability to obtain control of the venture or geographic focus. The long lived assets or the investments in these businesses were evaluated to determine whether any impairment in their recoverability existed at the determination date. The Company assessed whether the estimated cash flows of the businesses over the estimated lives of the related assets were sufficient to recover their costs. Where such cash flows were insufficient, the Company utilized a discounted cash flow model to estimate the fair value of

                      Metromedia International Group, Inc.

3. Communications Group-Eastern Europe and the Republics of the Former Soviet Union (continued)

assets or investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $23.2 million.

1998 Impairment Charges

In 1998, the Communications Group's paging business continued to incur operating losses. Accordingly, the Communications Group developed a revised operating plan to stabilize its paging operations. Under the revised plan, the Communications Group is managing its paging business to a level that should not require significant additional funding for its operations. As a result of the revised plan, in 1998 the Company took a non-cash, nonrecurring charge on its paging assets of $49.9 million, which included a $35.9 million write-off of goodwill and other intangibles. The non-cashcharge adjusted the carrying value of goodwill and other intangibles, fixed assets and investments in and advances to joint ventures and wrote down inventory. The write-down relates to both consolidated joint ventures and joint ventures recorded under the equity method. The Company has adjusted its investments in certain paging operations which are recorded under the equity method to zero, and unless it provides future funding will not record its proportionate share of any future net losses of these investees.

In addition, in 1998, pager inventory of $1.5 million, and $2.7 million of material relating to a promotional campaign in Romania, were written off which is included in the cost of sales in the Company's consolidated results of operations.

The following table displays the components of the asset impairment charges recorded by the Company in the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                                            2000         1999         1998
                                                         -------      -------      -------
      Goodwill and other intangibles                     $ 1,919      $   844      $35,867
      Property and equipment                                  --        1,959        4,450
      Equipment payment guarantee                             --        4,250           --
      Investments in and advances to joint ventures        7,513       16,136        5,446
      Inventory                                               --           --        4,174
                                                         -------      -------      -------
                                                         $ 9,432      $23,189      $49,937
                                                         =======      =======      =======

Equity Method Investment Information

At December 31, 2000 and 1999, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                               Year
                                                                            Operations
Name                             2000          1999         Ownership %    Commenced (1)
                              --------       --------      -------------  --------------
Wireless Telephony
Baltcom GSM, Latvia (2)       $     --       $  8,348           22%            1997
Magticom, Georgia               19,148         11,110           35%            1997
Tyumenruskom, Russia (3)          (289)           575           46%            1999
BELCEL, Belarus                  4,093          1,088           50%            1999
                              --------       --------
                                22,952         21,121
                              --------       --------

                      Metromedia International Group, Inc.

3. Communications Group-Eastern Europe and the Republics of the Former Soviet Union (continued)

                                                                                                        Year
                                                                                                      Operations
Name                                               2000               1999             Ownership %   Commenced (1)
                                                 ---------         ---------          ------------   -------------
Fixed Telephony
Instaphone, Kazakhstan                                  --               (68)              50%          1998
Caspian American Telecom, Azerbaijan (3)                --             3,206               37%          1999
Comstar (4)                                         61,007                --               50%          2000
MTR-Sviaz, Russia (3)                                1,973             5,620               49%          1999
Telecom Georgia, Georgia                             2,802             4,018               30%          1994
                                                 ---------         ---------
                                                    65,782            12,776
                                                 ---------         ---------
Cable Television
Kosmos TV, Moscow, Russia                            5,471             1,547               50%          1992
Baltcom TV, Riga, Latvia                             4,645             5,285               50%          1992
Ayety TV, Tbilisi, Georgia (5)                          --             2,194               49%          1993
Kamalak TV, Tashkent, Uzbekistan                     2,623             3,329               50%          1993
Sun TV, Chisinau, Moldova (6)                        2,907             3,941               50%          1994
Cosmos TV, Minsk, Belarus                            2,195             2,783               50%          1996
Alma TV, Almaty, Kazakhstan                          5,467             7,549               50%          1995
Teleplus, St. Petersburg, Russia (3)                   (31)               --               45%          1998
                                                 ---------         ---------
                                                    23,277            26,628
                                                 ---------         ---------
Paging
Baltcom Plus, Latvia (3)                                --                --               50%          1995
Paging One, Georgia (3)                                 --                --               45%          1994
Raduga Poisk, Nizhny Novgorod, Russia (3)               --                --               45%          1994
PT Page, St. Petersburg, Russia (3)                     --                --               40%          1995
Paging Ajara, Batumi, Georgia (3)                       --                --               35%          1997
Kazpage, Kazakhstan (3)                                 --                --            26-41%          1997
Alma Page, Almaty, Kazakhstan (3)                       --                --               50%          1995
Kamalak Paging, Tashkent, Uzbekistan                 1,263             1,884               50%          1993
Mobile Telecom, Russia (3) (7)                         500             6,711               50%          1998
                                                 ---------         ---------
                                                     1,763             8,595
                                                 ---------         ---------
Radio Broadcasting
Radio Nika, Socci, Russia (8)                           --               287               51%          1995
AS Trio LSL, Estonia                                 1,318             1,514               49%          1997
                                                 ---------         ---------
                                                     1,318             1,801
                                                 ---------         ---------
Pre-operational (9)
Telephony related ventures and equipment                --               954
Other                                                2,816             6,192
                                                 ---------         ---------
                                                     2,816             7,146
                                                 ---------         ---------
Total                                            $ 117,908         $  78,067
                                                 =========         =========

----------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) At December 31, 1999, the results of Baltcom GSM were taken off the three-month lag. Accordingly, amounts reported above reflect results for the nine months ended September 30, 2000 and the fifteen months ended December 31, 1999. The additional three monmths of equity pickup relating to Baltcom GSM is immaterial to the results of operations of the Company in 1999. The Communications Group's interest in the venture was sold in October 2000.

(3)   Investment balance includes write-down of investment.

                      Metromedia International Group, Inc.

3. Communications Group-Eastern Europe and the Republics of the Former Soviet Union (continued)

(4) In December 2000, the Company purchased its 50% interest in Comstar for $61.4 million of which approximately $44.0 million was allocated to goodwill and intangibles based upon the preliminary purchase price allocation.

(5) During 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this venture were consolidated in the fourth quarter of 2000.

(6) The Communications Group is currently negotiating to increase its ownership in Sun TV to 65%.

(7) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not yet made any earnout payments, based on the operational results of the ventures.

(8)   The Communications Group's interest in Radio Nika was sold in 2000.

(9) At December 31, 2000 and 1999, amounts disbursed for proposed joint ventures, pre-operational joint ventures and amounts expended for equipment for future wireless local loop projects are included in pre-operational joint ventures.

                      Metromedia International Group, Inc.

3. Communications Group-Eastern Europe and the Republics of the Former Soviet Union (continued)

Summarized combined balance sheet financial information of unconsolidated joint ventures as of September 30, 2000 and 1999 and combined statement of operations financial information for the years ended September 30, 2000, 1999 and 1998 accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

Combined Information of Unconsolidated Joint Ventures

Combined Balance Sheets

                                                                  2000              1999
                                                               ---------         ---------
Assets:
Current assets                                                 $  51,356         $  37,611
Investments in systems and equipment                             157,084           131,592
Other assets                                                       1,179             5,642
                                                               ---------         ---------
          Total assets                                         $ 209,619         $ 174,845
                                                               =========         =========
Liabilities and Joint Ventures' Equity (Deficit):
Current liabilities                                            $  66,056         $  46,160
Amount payable under credit facility                              93,229            98,540
Other long-term liabilities                                       28,189            79,053
                                                               ---------         ---------
                                                                 187,474           223,753
Joint ventures' equity (deficit)                                  22,145           (48,908)
                                                               ---------         ---------
          Total liabilities and joint ventures' deficit        $ 209,619         $ 174,845
                                                               =========         =========

Combined Statements of Operations

                                                                  2000              1999              1998
                                                               ---------         ---------         ---------
Revenues                                                       $ 135,200         $ 115,088         $  98,709
Costs and Expenses:
Cost of sales and operating expenses                              38,018            27,427            26,697
Selling, general and administrative                               54,706            55,937            50,082
Depreciation and amortization                                     39,972            31,325            25,768
Other                                                                 --                26                (5)
                                                               ---------         ---------         ---------
          Total expenses                                         132,696           114,715           102,542
                                                               ---------         ---------         ---------
Operating income (loss)                                            2,504               373            (3,833)
Interest expense                                                 (16,946)          (17,487)          (13,521)
Other expense                                                     (1,238)             (860)           (2,384)
Foreign currency transactions                                     (2,912)           (4,807)           (4,055)
                                                               ---------         ---------         ---------
Net loss                                                       $ (18,592)        $ (22,781)        $ (23,793)
                                                               =========         =========         =========

For the years ended December 31, 2000, 1999 and 1998 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      Metromedia International Group, Inc.

3. Communications Group-Eastern Europe and the Republics of the Former Soviet Union (continued)

The following tables represent summary financial information for the Company's operating unconsolidated joint ventures being grouped as indicated as of and for the years ended December 31, 2000, 1999 and 1998. For the years ended December 31, 2000, 1999 and 1998 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                                  Year ended December 31, 2000
                                      -------------------------------------------------------------------------------------
                                       Wireless       Fixed           Cable         Radio
                                      Telephony     Telephony       Television    Broadcasting     Paging          Total
                                      ----------    ----------      ----------   --------------   ---------      ----------
Revenues                              $ 63,583       $  33,718       $ 28,898       $ 1,602       $  7,399       $ 135,200
Depreciation and amortization           17,171          12,842          8,738           161          1,060          39,972
Operating income (loss)                 17,557         (11,140)        (1,603)         (370)        (1,940)          2,504
Interest income                             --             131             --            --             --             131
Interest expense                        (8,016)         (2,848)        (5,868)          (51)          (163)        (16,946)
Net income (loss)                        9,639         (14,648)       (11,017)         (133)        (2,433)        (18,592)

Assets                                  59,017         121,034         27,835           384          1,349         209,619
Capital expenditures                    25,648           4,378          6,150            10            809          36,995

Net investment in joint ventures        22,952          65,782         23,277         1,318          1,763         115,092
Equity in income (losses) of
  unconsolidated investees              10,408          (6,870)        (5,066)         (307)        (6,195)         (8,030)

                                                                   Year ended December 31, 1999
                                      -------------------------------------------------------------------------------------
                                       Wireless       Fixed           Cable         Radio
                                      Telephony     Telephony       Television    Broadcasting     Paging          Total
                                      ----------    ----------      ----------   --------------   ---------      ----------
Revenues                              $ 49,172       $  25,012       $ 27,616       $ 2,195       $ 11,093       $ 115,088
Depreciation and amortization           18,004           3,264          9,232           244            581          31,325
Operating income (loss)                  2,027          (1,747)           697          (119)          (485)            373
Interest income                            151              --            279            --             --             430
Interest expense                       (10,763)         (1,197)        (5,305)          (42)          (180)        (17,487)
Net loss                                (9,540)         (8,701)        (3,369)         (145)        (1,026)        (22,781)

Assets                                  98,353          37,710         33,257         1,045          4,480         174,845
Capital expenditures                    23,323           9,865          7,716            56            576          41,536

Net investment in joint ventures        21,121          12,776         26,628         1,801          8,595          70,921
Equity in income (losses) of
  unconsolidated investees              (6,128)        (15,021)           329          (153)          (478)        (21,451)

                                                                 Year ended December 31, 1998
                                      -------------------------------------------------------------------------------------
                                       Wireless       Fixed           Cable         Radio
                                      Telephony     Telephony(1)    Television    Broadcasting     Paging          Total
                                      ----------    ----------      ----------   --------------   ---------      ----------
Revenues                              $ 22,091       $  30,266       $ 27,996       $ 2,134       $ 16,222       $  98,709
Depreciation and amortization            9,384           2,546         12,056           212          1,570          25,768
Operating income (loss)                 (5,665)          5,061         (3,737)         (125)           633          (3,833)
Interest income                              2              14              4            --              3              23
Interest expense                        (6,831)         (1,286)        (4,538)          (15)          (851)        (13,521)
Net income (loss)                      (12,821)          1,618         (8,985)         (221)        (3,384)        (23,793)

Assets                                  75,629          29,424         33,363         1,320         13,098         152,834
Capital expenditures                    31,781           5,992         12,047           328          2,204          52,352

Net investment in joint ventures        22,865           7,090         27,009         2,147          9,665          68,776
Equity in income (losses) of
  unconsolidated investees              (5,867)            201         (3,877)         (108)        (7,460)        (17,111)

------------

(1) Includes the results of Protocall Ventures, the Communications Group's trunked mobile radio operations, consolidated and unconsolidated joint ventures and subsidiaries through the six months ended June 30, 1998 and the results of Spectrum through the year ended December 31, 1998.

                      Metromedia International Group, Inc.

3. Communications Group - Eastern Europe and the Republics of the Former Soviet Union (continued)

The Communications Group has a 37% interest in a joint venture in Azerbaijan, Caspian American Telecommunications, LLC. Caspian American has been licensed to provide high speed wireless local loop services and digital switching throughout Azerbaijan. The Communications Group has committed to provide up to $40.5 million to Caspian American for the funding of equipment acquisition and operational expenses subject to concurrence with the Caspian American business plans. At December 31, 2000, $23.7 million of commitments remain available to Caspian American subject to concurrence with the Caspian American business plan. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

In July 1998 the Communications Group sold its share of Protocall Ventures Limited. As part of the transaction, Protocall Ventures repaid the outstanding amount of its debt to the Communications Group. The Company recorded a gain on the sale of Protocall Ventures of approximately $7.1 million. The Company wrote down the carrying value of its remaining trunked mobile radio investment at December 31, 1998. The write-off of $1.6 million is offset against the gain on the sale of Protocall Ventures.

4.    Investments in and Advances to Joint Ventures - China

At December 31, 2000 and 1999, the Company's investments in the joint ventures in China, at cost, net of adjustments for its equity in earnings or losses and distributions, were as follows (in thousands):

                                                                                   Year           Year
                                                                                 Venture       Operations
Name                                      2000          1999       Ownership %    Formed       Commenced
                                        --------      --------    -------------  --------      ----------
Sichuan Tai Li Feng
    Telecommunications Co., Ltd.
    ("Sichuan JV")                      $    --        $15,899        92%          1996           1999
Chongqing Tai Le Feng
    Telecommunications Co., Ltd.
    ("Chongqing JV")                         --         14,001        92%          1997           1999
Ningbo Ya Mei
    Telecommunications Co., Ltd.
    ("Ningbo JV")                            --          5,153        70%          1996           1997
Ningbo Ya Lian
    Telecommunications Co., Ltd.
    ("Ningbo JV II")                         --          4,949        70%          1998           1998
Huaxia Metromedia Information
    Technology Co., Ltd.
    ("Huaxia JV")                            --            980        98% (a)      1999           2000
                                        -------        -------
                                        $    --        $40,982
                                        =======        =======

-------
(a) The Company's majority-owned subsidiary Metromedia China Corporation indirectly owned 49% interest in Huaxia JV prior to September 2000, at which time it obtained 98% ownership interest. Prior to September 30, 2000, investment in Huaxia JV was accounted for using the equity method. Results of operations for Huaxia JV were consolidated subsequent to September 30, 2000.

                      Metromedia International Group, Inc.

4.    Investments in and Advances to Joint Ventures - China (continued)

The reduction in investment in and advances to joint ventures during 2000 reflects the liquidation of Sichuan JV, Chongqing JV, Ningbo JV and Ningbo JV II (as described below). In connection with the liquidation of the telecommunications joint ventures, the Company as of July 1, 1999 stopped recording its share of distributable cash flows and amortization of project investments for the affected joint ventures.

The Company and MITI have made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its investments in these joint ventures in China. At December 31, 2000, MCC owed $6.8 million under this credit agreement (including accrued interest).

Telecommunications Joint Ventures

Between 1996 and 1999, the Company invested in telecommunications joint ventures in China through its majority-owned subsidiary, Metromedia China Corporation. These joint ventures supported the construction and development of telephony networks by China United Telecommunications Incorporated, a Chinese telecommunications operator known as China Unicom. Because legal restrictions in China prohibited direct foreign investment and operating participation in domestic Chinese telephone companies, MCC's joint ventures entered into cooperation contracts with China Unicom through which the joint ventures provided financing and consulting services to China Unicom network development projects in return for rights to distribution of certain cash flows generated by China Unicom's network businesses. MCC formed four such joint ventures ("Ningbo JV", "Ningbo JV II", "Sichuan JV" and "Chongqing JV") in 1996 and 1997 through its wholly-owned subsidiary Asian American Telecommunications Corporation. MCC accounted for these joint venture investments under the equity method because the joint venture agreement granted significant participating rights to its minority shareholders.

In mid-1999, the Chinese government concluded that China Unicom's cooperation contracts with foreign-invested joint ventures were in conflict with China's basic telecommunications regulatory policies and should be terminated. In July and August 1999, China Unicom made formal notice to each of MCC's four telecommunications joint ventures that it would terminate its cooperation contracts with these ventures pursuant to a mandate issued by China's Ministry of Information Industry. China Unicom requested that negotiations begin immediately to arrange suitable settlement of all matters related to prematurely terminating the cooperation contracts. Concurrently, China Unicom ceased all performance under the cooperation contracts with MCC's joint ventures.

In consequence of China Unicom's notifications, as of July 1, 1999, MCC's telecommunications joint ventures each stopped its accounting for China Unicom's distribution of cash flows under the cooperation contracts and for amortization of investment in the China Unicom projects. On December 3, 1999, legally binding settlement contracts were executed between China Unicom and the four joint ventures. Under the terms of the settlement contracts, the four joint ventures received cash payments in RMB from China Unicom in consideration of the premature termination of the cooperation contracts. China Unicom and the joint ventures waived all of their respective relevant rights against the other party with respect to the cooperative arrangements and all assets pertinent to China Unicom's networks that were then held by the joint ventures were unconditionally transferred to China Unicom. China Unicom effected payment in RMB to the joint ventures of the amounts prescribed in the settlement contracts on December 10, 1999.

For the year ended December 31, 1999, the four telecommunications joint ventures performed impairment analyses of their investments in China Unicom projects based on the terms of the December 3, 1999 settlement contracts with China Unicom. Each joint venture received a sufficient amount in the settlement with China Unicom so as to recover the joint venture's recorded investment balances as of December 31, 1999. Accordingly, no impairment write-downs were taken by the joint ventures during 1999 or subsequently.

                      Metromedia International Group, Inc.

4.    Investments in and Advances to Joint Ventures - China (continued)

For the year ended December 31, 1999, MCC performed an impairment analysis of its investments in and advances to the joint ventures and related goodwill to determine the amount that these assets had been impaired by the premature termination of the China Unicom cooperation contracts. With the termination of the cooperation contracts, MCC expected no further business activities being undertaken by its four telecommunications joint ventures and anticipated their dissolution sometime in 2000. MCC had also previously recorded substantial goodwill in connected with its investments in these ventures, the un-amortized balance of which was $65.7 million at December 31, 1999. MCC concluded that its investments in and advances to the joint ventures and the related goodwill should be considered assets to be disposed of. MCC estimated the fair value less costs to dispose of the joint venture investments and stopped amortizing the balance of goodwill. It also concluded that termination of the cooperation contracts with China Unicom was an event giving rise to an accounting loss that was probable.

At December 31, 1999, MCC estimated the total amount it would ultimately recover through dissolution of the four joint ventures to be $90.1 million, of which $29.3 million had already by then been received in the form of repayment of prior advances to the joint ventures. As of December 31, 1999, investments in and advances to these four joint ventures, exclusive of goodwill, were approximately $40.0 million. MCC determined that the estimated $90.1 million in total receipts from the four joint ventures would be insufficient to fully recover the goodwill recorded in connection with MCC's investment in these joint ventures. As a result, MCC recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. The amount of this non-cash impairment charge was determined as the difference between the sum of the carrying values of MCC's investments and advances made to joint ventures plus goodwill less the $90.1 million best estimate of total amounts MCC would recover from the four joint ventures through their dissolution. The remaining balance of goodwill at December 31, 1999 after the write-off was $20.7 million.

During the year ended December 31, 2000, all four MCC telecommunications joint ventures were dissolved. MCC recovered and repatriated a total of $94.7 million in U.S. dollars through December 31, 2000, including the $29.3 million that had been previously recovered and repatriated in 1999. Due largely to favorable resolution of certain matters connected with liquidation of the joint ventures, this actual total recovery was greater than the $90.1 million estimated recovery used in determining the non-cash impairment charges recorded at December 31, 1999. In consequence, MCC adjusted its prior 1999 write-off charges during 2000 by $4 million to reflect the excess of actual total amounts recovered in dissolution of the joint ventures over the net investment in these ventures. With this adjustment, as of December 31, 2000, MCC has recorded a total non-cash impairment charge of $41.7 million for the write-off of goodwill associated with projects undertaken by Ningbo JV, Ningbo JV II, Sichuan JV and Chongqing JV and all goodwill associated with projects undertaken by these ventures has now been written-off.

As majority owner of MCC, the Company consolidates MCC's results into its financial statements, including all items associated with investment in and dissolution of MCC's four telecommunications joint ventures discussed herein. Since the July 1999 cessation of the joint ventures' cooperation arrangements with China Unicom, the Company's financial statements no longer reflected the operating results of the telecommunications joint ventures. The following tables represent summary financial information for these telecommunications joint ventures and their related projects in China as of and for years ended December 31, 1999 and 1998, respectively (in thousands):

                      Metromedia International Group, Inc.

4.    Investments in and Advances to Joint Ventures - China (continued)

Telecommunications Joint Ventures

                                                       1999              1998
                                                     --------          --------
Revenues                                             $  2,553          $  3,483
Depreciation and amortization                          (1,980)           (2,662)
Operating loss                                           (217)             (660)
Interest expense, net                                  (4,390)           (2,907)
Net loss                                               24,282            (3,567)
Equity in losses of joint ventures                       (848)           (1,040)

Assets                                                 77,633            81,175

For the years ended December 31, 1999 and 1998, the results of operations presented above are before the elimination of intercompany interest.

China E-Commerce Joint Ventures

In May 1999, MCC's wholly-owned subsidiary, AAT, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company to form Huaxia Metromedia Information Technology Co., Ltd. At time of formation, AAT owned 49% equity interest in Huaxia JV. The Chinese government licensed Huaxia JV in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients. Also in May 1999, Huaxia JV entered into a 30-year computer information system and services contract with All Warehouse and its parent company, China Product Firm, that granted Huaxia JV exclusive rights to manage all of China Product Firm's electronic trading systems during the contract period. China Product Firm anticipated launching a commercial online trading service employing systems provided and supported by Huaxia JV. By agreement with All Warehouse and its parent, Huaxia JV's principal efforts were to be initially directed to e-commerce systems for use by China Product Firm and its affiliates and customers.

The terms under which Huaxia JV was originally licensed required a total amount to be invested in the joint venture of $25.0 million, of which $10.0 million had to be in the form of registered capital contributions from its shareholders. At its formation, AAT owned a 49% interest in Huaxia JV and was obligated to make total registered capital contributions of $4.9 million over a three-year period. All Warehouse owned a 51% interest, obligating it to contribute $5.1 million. The remaining investment in Huaxia JV was to be in the form of up to $15.0 million of loans from AAT.

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

                      Metromedia International Group, Inc.

4.    Investments in and Advances to Joint Ventures - China (continued)

On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. AAT's only material cost for its increased ownership position in Huaxia JV is a corresponding increase in its obligation for future registered capital contributions. Huaxia JV's business license remains unchanged.

The terms under which Huaxia JV is currently licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years. As of December 31, 2000, AAT had made $1.6 million of its scheduled registered capital investment. AAT accounted for Huaxia JV as an equity method investment until assuming 98% ownership and control of the venture on September 20, 2000. For the twelve months ended December 31, 2000, the Company recorded equity in losses of Huaxia JV's operations of $683,000 representing start-up and pre-operational costs of the joint venture prior to September 20, 2000. The Company consolidated its results of operations of Huaxia JV subsequent to September 30, 2000.

Huaxia JV was operational as of December 31, 2000. Its results of operations were reported under the equity method through September 30, 2000 and have been consolidated since then. The following tables represent summary financial information for Huaxia JV, (in thousands):

                                 Three months ended       Nine months ended
                                 December 31, 2000        September 30, 2000
                                --------------------    ----------------------
Revenues                           $     64               $       --
Depreciation and amortization            26                       38
Operating loss                         (252)                    (683)
Net loss                               (257)                    (683)
Assets                                  833                      N/A

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a U.S. limited liability company registered in Delaware, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. At the time of purchase, Twin Poplars owned 90% registered interests in Beijing Great Poplars Consulting Company, Limited, or Great Poplars JV, and Beijing 66cities.com Company, Limited, or 66cities JV, both Chinese-foreign equity joint ventures licensed to engage in information content provision and e-commerce related services in China. Great Poplars JV was an operational venture, licensed in 1998 to provide business information and associated services in China principally to Chinese publishers. 66cities JV, licensed in June 2000, was formed to support operations of a newly developed website and e-commerce service and take over all lines of business earlier developed by Great Poplars JV. Subsequent to the Company's purchase, Twin Poplars transferred all employees, business activities and principal assets of Great Poplars JV to 66cities JV. These transfers represented a planned consolidation of Twin Poplars China-based lines of business for management purposes and had no material impact on the continuing business activities or value of Twin Poplars. On completion of these transfers, Twin Poplars' remaining equity interest in Great Poplars JV reflected only accumulated losses from prior operations and Twin Poplars sold its interest in Great Poplars JV on September 20, 2000 for minimal consideration in lieu of liquidating the joint venture.

On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars. Twin Poplars owns a 97% equity interest in 66cities JV. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of December 31, 2000, the MCC had advanced $1.1 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

                      Metromedia International Group, Inc.

4.    Investments in and Advances to Joint Ventures - China (continued)

By virtue of its ownership interest in Twin Poplars, as of December 31, 2000 MCC owns an indirect 87% interest in the 66cities JV. The licensed total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of December 31, 2000, Twin Poplars had invested $750,000 registered capital in and advanced $302,000 to 66cities JV.

5.    Long-term Debt

Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                                  2000          1999
                                                                --------      --------
      MMG
      10 1/2% Senior Discount Notes, net of discount of
           $25.2 million in 2000 and $43.2 million in 1999      $185,400      $167,365
                                                                --------      --------
      Snapper
      Snapper Term Loans                                           4,786         4,000
      Snapper Revolving Loan                                      38,831        35,653
      Industrial Development Bonds                                 1,000         1,000
                                                                --------      --------
                                                                  44,617        40,653
      Communications Group
      Notes payable 101/2%                                            --         4,920
                                                                --------      --------
                                                                 230,017       212,938
                                                                --------      --------
      Capital lease obligations and supplier financing,
           interest rates of 6% to 10%                             4,853        11,014
                                                                --------      --------
                                                                 234,870       223,952
          Current portion                                          4,834        11,383
                                                                --------      --------
             Long-term debt                                     $230,036      $212,569
                                                                ========      ========

                      Metromedia International Group, Inc.

5.    Long-term Debt (continued)

Aggregate annual repayments of long-term debt exclusive of capital leases and supplier financing over the next five years and thereafter are as follows (in thousands):

                  2001                           $  2,365
                  2002                              1,365
                  2003                             40,196
                  2004                                365
                  2005                                327
                  Thereafter                      210,600

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

The indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, or repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates or incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and contains limitations and restrictions on distributions from its subsidiaries.

                      Metromedia International Group, Inc.

5.    Long-term Debt (continued)

The Company registered a new series of senior notes under the Securities Act of 1933, as amended, and has exchanged all of its outstanding Senior Discount Notes for such new series of senior notes which have been registered.

At December 31, 2000 the fair value of the Senior Discount Notes is approximately $147.4 million.

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

On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreases to $66.0 million on March 1, 2001, $60.0 million on April 1, 2001 and to $55.0 million on July 1, 2001. As of December 31, 2000 and 1999, Snapper was in compliance with all bank covenants under the amended Loan and Security Agreement. At September 30, 2000, Snapper was not in compliance with all financial covenants under its loan and security agreement. On October 30, 2000 the lenders under the loan and security agreement waived any event of default arising from such noncompliance.

Interest under the initial and amended Snapper Loan Agreement (the Revolver) is payable at Snapper's option at a rate equal to either (i) the prime rate plus
 .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% (from April 1, 2000 through January 10, 2001), the prime rate plus 1.00% (from January 11, 2001 through June 30, 2001), and at the prime rate, the prime rate plus .25% or .5% (from July 1, 2001 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios or
(ii) LIBOR (as defined in the Snapper Loan Agreement) plus 3.0% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00% or 3.25%
(from April 1, 2000 through January 10, 2001), LIBOR plus 3.75% (from January 11, 2001 through June 30, 2001) and LIBOR plus 2.50%, 2.75%, 3.00% or 3.25%
(from July 1, 2001 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios.

Snapper signed a new $2.5 million term loan on June 1, 2000 with its lenders to fund additional capital expenditures over and above the capital expenditures Snapper is allowed to purchase under its Loan and Security Agreement. The loan is funded on an as approved basis through March 31, 2001, and is due in 20 consecutive quarterly installments beginning October 1, 2000. As of December 31, 2000, Snapper had received $1.8 million of funding under this loan.

Interest under the initial and amended Snapper Loan Agreements (the original Term Loan and the capital expenditure term loan) is payable at Snapper's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% (from April 1, 2000 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios or (ii) LIBOR (as defined in the Snapper Loan Agreement) plus 3.00% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00% or 3.25% (from April 1, 2000 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios.

                      Metromedia International Group, Inc.

5.    Long-term Debt (continued)

The original and amended Snapper Loan Agreement contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person;
(ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales, or other transactions with any division or an affiliate of Snapper, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase, or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company; (vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and (vii) make loans, issue additional indebtedness, or make any guarantees. In addition Snapper is required to maintain at all times as of the last day of each month, a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper Loan Agreement is secured by a continuing security interest and lien on all of Snapper's assets and properties.

At December 31, 2000 and 1999, Snapper's outstanding liability for its term loans and line of credit was $43.6 million and $39.7 million, respectively.

It is assumed that the carrying value of Snapper's bank debt approximates its face value because it is a floating rate instrument.

In addition, Snapper has an industrial development bond with a municipality. The industrial development bond matures in 2001. The interest rate is 62% of the prime rate.

Communications Group

In connection with the acquisition of PLD Telekom, PLD Telekom entered into an amended and restated revolving credit note agreement with Travelers. PLD Telekom agreed to repay Travelers $4.9 million under the Old Travelers Agreement on August 30, 2000. The interest rate was 10 1/2%. Travelers retained its existing security interests in certain of PLD Telekom's assets. The performance by PLD Telekom of its obligations under the New Travelers Agreement was guaranteed by the Company and certain subsidiaries of PLD Telekom. The $4.9 million was repaid on August 30, 2000, fully discharging the obligation to Travelers.

6.    Discontinued Operations

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

The gain on the Landmark sale reflected in the consolidated statements of operations is as follows (in thousands):

      Net proceeds                                               $ 57,298
      Net assets of Landmark at November 12, 1997                 (48,531)
      Income taxes                                                 (5,115)
                                                                 --------
             Gain on Landmark sale                               $  3,652
                                                                 ========

                      Metromedia International Group, Inc.

6.    Discontinued Operations (continued)

Entertainment Group Sale

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

The settlement fully resolves all litigation among the Company and the other parties in this litigation. The final payment is secured by a collateralized letter of credit of $4.0 million. The Company recorded a $12.8 million charge in 1999, which represents the net present value of the payments to be made, against discontinued operations in its results of operations for the year ended December 31, 1999 as a result of this settlement.

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

On August 19, 1998, a purported class action lawsuit, Theoharous v. Fong, et al., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, Schuette v. Fong, et al., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10,

                      Metromedia International Group, Inc.

7.    Investment in RDM (continued)

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

On February 16, 1999, the creditors' committee brought an adversary proceeding, The Official Committee of Unsecured Creditors of RDM Sports Group, Inc. and Related Debtors v. Metromedia International Group Inc., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15.0 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, The Official Committee of Bondholders of RDM Sports Group, Inc. v. Metromedia International Group, Inc., Adv. Proc. No. 99-1029, with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in the amount of $52.0 million, and such other and further relief as the court deems just and proper.

On July 17, 2000, the bankruptcy court approved the Second Amended and Restated Joint Chapter 11 Plan of Liquidation for RDM (the "Plan"). Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved and the right to continue the adversary proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in both the former creditors' committee adversary proceeding and the former bondholders' committee adversary proceeding. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the Hays v. Fong adversary proceeding, (b) to consolidate the Hays v. Fong adversary proceeding with the former creditors' committee adversary proceeding, the former bondholders' committee adversary proceeding and another adversary proceeding -- Hays, et al. v. Equitex, et al., Adv. Proc. No. 00-1065 -- which does not involve the Company or any of its current or former officers or directors, and
(c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the early stage of these proceedings, the Company cannot evaluate the likelihood of an unfavorable

                      Metromedia International Group, Inc.

7.    Investment in RDM (continued)

outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

8.    Stockholders' Equity

Preferred Stock

There are 70,000,000 shares of preferred stock authorized and 4,140,000 shares were outstanding as of December 31, 2000 and 1999.

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

Common Stock

At December 31, 2000, the Company has reserved for future issuance shares of Common Stock in connection with the stock option plans and preferred stock listed below (in thousands):

      Stock option plans                                            10,179
      Warrants                                                       3,590
      Preferred stock                                               13,800
                                                                    ------
                                                                    27,569
                                                                    ======

Stock Option Plans

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan. The aggregate number of shares of common stock that may be the subject of awards under the plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the plan may not exceed 250,000 in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be

                      Metromedia International Group, Inc.

8.    Stockholders' Equity (continued)

granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 2000 there were approximately 1.9 million additional shares available for grant under the plan.

Following the PLD Telekom acquisition, the PLD Telekom stock options were converted into stock options exercisable for common stock of MMG in accordance with the exchange ratio.

The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998, were $3.63, $2.62, and $6.99, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 97% in 2000, 87% in 1999, and 77% in 1998, expected dividend yield of zero percent, risk-free interest rate of 4.6% in 2000, 6.4% in 1999, and 5.1% in 1998 and an expected life of 4 years.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the plan for the years ended December 31, 2000 and 1999. For the year ended December 31, 1998, compensation expense of $626,000 was recorded under the plan, in the consolidated statements of operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     2000              1999           1998
                                                                 ------------      -----------    -----------
     Net loss attributable to common stockholders:
         As reported                                             $    (39,312)     $  (156,991)   $  (138,678)
         Pro forma                                               $    (44,244)     $  (163,297)   $  (144,778)
     Loss per common share - Basic:
         As reported                                             $      (0.42)     $     (2.09)   $     (2.01)
         Pro forma                                               $      (0.47)     $     (2.17)   $     (2.10)

Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

                                                                         Weighted
                                                          Number          Average
                                                        Of Shares     Exercise Price
                                                       -----------   ----------------
Balance at December 31, 1997                                5,873         $ 7.66

Options granted                                               327         $11.17
Options exercised                                            (728)        $ 7.72
Options forfeited                                            (269)        $16.00
                                                         --------
Balance at December 31, 1998                                5,203         $ 7.44

Transfer of options in acquisition of PLD Telekom           2,863         $ 5.68
Options granted                                               500         $ 3.94
Options exercised                                             (20)        $ 5.41
Options forfeited                                            (329)        $ 9.07
                                                         --------
Balance at December 31, 1999                                8,217         $ 6.55

Options granted                                             2,517         $ 5.21
Options exercised                                            (750)        $ 1.61
Options forfeited                                          (1,656)        $ 6.36
                                                         --------
Balance at December 31, 2000                                8,328         $ 6.62
                                                         ========

                      Metromedia International Group, Inc.

8.    Stockholders' Equity (continued)

At December 31, 2000, 1998, and 1998, the number of stock options exercisable was 6,576,000, 6,311,000, and 2,831,000 respectively, and the weighted-average exercise price of these options was $6.81, $6.34 and $6.63, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2000 (in thousands except per share amounts):

                                               Options outstanding                                 Options exercisable
                         ---------------------------------------------------------------- ----------------------------------------
                                                         Weighted-                                 Number           Weighted-
                           Number outstanding             average           Weighted            exercisable          average
       Range of                    at                    remaining          average                  at              exercise
    exercise prices        December 31, 2000         contractual life    exercise price      December 31, 2000        price
------------------------ ------------------------- -------------------- ----------------- ---------------------- -----------------
  $3.94 - $ 5.41                 3,630                      8.5              $ 4.94                2,345              $ 4.78
  $6.30 - $11.88                 4,698                      6.7              $ 7.93                4,231              $ 7.94

Warrants

In connection with the acquisition of PLD Telekom, the Company issued to Travelers 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price of $10.00 per share.

The Company issued to holders of PLD Telekom, Inc.'s 14% Senior Notes and 9% Convertible Notes (see note 2) warrants to purchase a total of 140,655 and 28,842 shares, respectively, of common stock of the Company each at an exercise price of $10.86 per share. The warrants are currently exercisable and have an expiration date of March 31, 2003. In addition, the Company has outstanding warrants to purchase 63,530 and 2,656,824 shares of common stock of the Company at an exercise price of $7.40 and $10.39 per share, respectively. Those warrants are currently exercisable and have an expiration date of April 30, 2001 and June 17, 2001, respectively.

9.    Income Taxes

The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of the following (in thousands):

                                     2000              1999               1998
                                   -------           -------            -------
Federal                            $    --           $    --            $(1,615)
State and local                         --                --                 --
Foreign                             10,283             1,215              1,257
                                   -------           -------            -------
Current                             10,283             1,215               (358)
Deferred                                --                --                 --
                                   -------           -------            -------
                                   $10,283           $ 1,215            $  (358)
                                   =======           =======            =======

The provision for income taxes for the years ended December 31, 2000, 1999 and 1998 applies to continuing operations. The federal income tax portion of the provision for income taxes includes the benefit of state income taxes provided.

                      Metromedia International Group, Inc.

9.    Income Taxes (continued)

The Company had pre-tax losses from foreign operations of $2.1 million, $26.5 million and $38.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Pre-tax losses from domestic operations were $11.9 million, $114.2 million and $97.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Foreign tax expense for the year ended December 31, 2000 reflects estimates of income taxes. Foreign tax expense for the years ended December 31, 1999, and 1998 principally reflects estimates of withholding and remittance taxes.

The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) at December 31, 2000 and 1999 are as follows (in thousands):

                                                       2000              1999
                                                    ---------         ---------
Net operating loss carryforward                     $  99,831         $  98,417
Allowance for doubtful accounts                           997             1,311
Reserves for self-insurance                             6,033             7,255
Investment in equity investee                          28,425            28,425
Purchase of safe harbor lease investment               (5,025)           (5,677)
Minimum tax credit (AMT) carryforward                  13,036            13,036
Other reserves                                         13,016             9,290
Other                                                  (2,093)               76
                                                    ---------         ---------
Subtotal before valuation allowance                   154,220           152,133
Valuation allowance                                  (154,220)         (152,133)
                                                    ---------         ---------
Deferred taxes                                      $      --         $      --
                                                    =========         =========

The net change in the total valuation allowance for the years ended December 31, 2000, 1999, and 1998 was an increase of $2.0 million, an increase of $28.5 million and a decrease of $1.3 million, respectively.

The Company's income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense (benefit). The reasons for these differences are explained in the following table (in thousands):

                                                          2000             1999             1998
                                                        --------         --------         --------
Benefit based upon federal statutory rate of 35%        $ (4,894)        $(49,269)        $(47,720)
Foreign taxes                                             10,283            1,215            1,257
Amortization of goodwill                                   2,905           19,851            6,340
Foreign operations                                          (736)           9,286           13,458
Change in valuation allowance                             (3,073)          (2,605)          10,572
Equity in losses of joint ventures                         3,238            8,201            9,036
Minority interest of consolidated subsidiaries              (826)          (9,428)          (3,450)
Impact of alternative minimum tax                             --               --            1,211
Current year operating losses not benefited                5,160           20,502               --
Other, net                                                (1,774)           3,462            8,938
                                                        --------         --------         --------
Income tax expense (benefit)                            $ 10,283         $  1,215         $   (358)
                                                        ========         ========         ========

At December 31, 2000 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $285.2 million and $281.10 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

                      Metromedia International Group, Inc.

9.    Income Taxes (continued)

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

10.   Employee Benefit Plans

The Communications Group and Snapper have defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. The Communications Group matches 50% of the amounts contributed by plan participants up to 6% of their compensation. Snapper's employer match is determined each year, and in 2000, 1999 and 1998, such amount for employees of the non-bargaining defined contribution plan was 50% of the first 6% of compensation contributed by each participant. In April 1999, Snapper implemented a defined contribution plan for all bargaining unit employees. In 2000 and 1999, under Snapper's bargaining unit plan, Snapper matched 25% of the first 4% of compensation contributed by each participant. The Company's contribution expense for the years ended December 31, 2000, 1999 and 1998 was $407,000, $492,000 and $517,000, respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing contributions were approved by management for the years ended December 31, 2000, 1999 and 1998. Snapper sponsors a defined benefit pension plan which covers substantially all bargaining unit employees. Benefits are based upon the employee's years of service multiplied by fixed dollar amounts. Snapper's funding policy is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plan's members and keep the plan actuarially sound.

                      Metromedia International Group, Inc.

10.   Employee Benefit Plans (continued)

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

The net periodic pension cost for the years ended December 31, 2000, 1999 and 1998 amounted to $46,000, $85,000 and $17,000, respectively. The defined benefit plan projected benefit obligation at December 31, 2000 and 1999 was $6.7 million and $6.7 million, respectively, and the fair value of plan assets at December 31, 2000 and 1999 was $7.5 million and $7.4 million, respectively.

The net periodic post-retirement benefit cost (benefit) for the years ended December 31, 2000, 1999 and 1998 amounted to $205,000, $(28,000) and $21,000, respectively. Accrued post-retirement benefit costs at December 31, 2000 and 1999 were $3.1 million and $2.9 million, respectively.

Disclosures regarding the reconciliation of benefit obligations, fair value of plan assets and the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 2000 and 1999.

11.   Business Segment Data

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

Snapper manufactures Snapper(R) brand premium priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

The Company's segment information is set forth as of and for the years ended December 31, 2000, 1999 and 1998 in the following tables (in thousands):

                      Metromedia International Group, Inc.

                          Year ended December 31, 2000
                                 (in thousands)

                                                                   Communications Group - Eastern Europe and
                                                                    the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------

                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                     $  77,420    $ 137,675    $  36,161    $  16,311    $   8,998    $  3,170    $ 279,735
Asset impairment charge                             --           --           --           --           --         409          409
Depreciation and amortization                   22,176       29,663       12,004        1,332        1,306      34,975      101,456
Operating income (loss)                         13,640       19,785       (3,168)        (925)      (1,658)    (64,334)     (36,660)

Consolidated
Revenues                                     $  13,837    $ 103,957    $   7,263    $  14,709    $   1,599    $  3,170    $ 144,535
Gross profit                                    56,971
Reduction in estimate of restructuring and
    asset impairment charge                         --           --           --           --           --         409          409
Depreciation and amortization                    5,005       16,821        3,266        1,171          246      34,975       61,484
Operating income (loss)                         (3,917)      30,925       (1,565)        (555)         282     (64,334)     (39,164)

Unconsolidated Joint Ventures
Revenues                                     $  63,583    $  33,718    $  28,898    $   1,602    $   7,399          --    $ 135,200
Depreciation and amortization                   17,171       12,842        8,738          161        1,060          --       39,972
Operating income (loss)                         17,557      (11,140)      (1,603)        (370)      (1,940)         --        2,504
Net income (loss)                                9,639      (14,648)     (11,017)        (133)      (2,433)         --      (18,592)
Equity in income (losses) of unconsolidated
    investees                                   10,408       (6,870)      (5,066)        (307)      (6,195)         --       (8,030)
Gain on disposition of businesses, net                                                                                       59,020
Foreign currency loss                                                                                                          (714)
Minority interest                                                                                                            (7,150)
Interest expense
Interest income
Other income
Income tax expense

Net loss


Capital expenditures                                                                                                         18,069
Assets at December 31, 2000                                                                                                 552,311

                                            Communications
                                                 Group-                 Corporate
                                                 China       Snapper    Headquarters  Consolidated
                                              ------------  ----------  ------------  -------------
Combined
Revenues
Asset impairment charge
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                        $    329    $ 167,981      $   --    $ 312,845
Gross profit
Reduction in estimate of restructuring and
    asset impairment charge                       (4,078)          --          --       (3,669)
Depreciation and amortization                        295        5,671          70       67,520
Operating income (loss)                           (1,510)       3,972      (1,955)     (38,657)

Unconsolidated Joint Ventures
evenues                                              --
Depreciation and amortization                         38
Operating income (loss)                             (683)
Net income (loss)                                   (683)
Equity in income (losses) of unconsolidated
    investees                                       (683)         --           --       (8,713)
Gain on disposition of businesses, net                --          --           --       59,020
Foreign currency loss                                 --          --           --         (714)
Minority interest                                  2,359          --           --       (4,791)
Interest expense                                                                       (31,047)
Interest income                                                                          5,724
Other income                                                                             5,157
Income tax expense                                                                     (10,283)
                                                                                     ---------
Net loss                                                                             $ (24,304)
                                                                                     =========
Capital expenditures                                 285       3,267           --    $  21,621
Assets at December 31, 2000                        2,412     121,313       60,083    $ 736,119

                      Metromedia International Group, Inc.

                          Year ended December 31, 1999
                                 (in thousands)

                                                                   Communications Group - Eastern Europe and
                                                                    the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------

                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                     $  53,704    $  43,409    $  33,171    $  16,910    $  14,143    $  2,490    $ 163,827
Restructuring and asset impairment
    charge                                          --           --           --          251        1,926      13,825       16,002
Depreciation and amortization                   19,620        7,290       11,233        4,244        1,028      12,600       56,015
Operating income (loss)                          1,229       (6,305)         147       (5,823)      (4,160)    (53,265)     (68,177)

Consolidated
Revenues                                     $   4,532    $  18,397    $   5,555    $  14,715    $   3,050    $  2,490    $  48,739
Gross profit                                    72,646
Restructuring and asset impairment
    charge                                          --           --           --          251        1,926      13,825       16,002
Depreciation and amortization                    1,616        4,026        2,001        4,000          447      12,600       24,690
Operating income (loss)                           (798)      (4,558)        (550)      (5,704)      (3,675)    (53,265)     (68,550)

Unconsolidated Joint Ventures
Revenues                                     $  49,172    $  25,012    $  27,616    $   2,195    $  11,093          --    $ 115,088
Depreciation and amortization                   18,004        3,264        9,232          244          581          --       31,325
Operating income (loss)                          2,027       (1,747)         697         (119)        (485)         --          373
Net income (loss)                               (9,540)      (8,701)      (3,369)        (145)      (1,026)         --      (22,781)
Equity in income (losses) of
    unconsolidated investees                    (6,128)     (15,021)         329         (153)        (478)         --      (21,451)
Loss on disposition of business                                                                                                (243)
Foreign currency loss                                                                                                        (4,126)
Minority interest                                                                                                               712
Interest expense
Interest income
Income tax expense
Discontinued operations

Net loss

Capital expenditures                                                                                                          3,287
Assets at December 31, 1999                                                                                                 537,279

                                             Communications
                                                  Group-                 Corporate
                                                  China       Snapper    Headquarters  Consolidated
                                               ------------  ----------  ------------  -------------
Combined
Revenues
Restructuring and asset impairment
    charge
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                          $    --    $ 216,323      $   --    $ 265,062
Gross profit
Restructuring and asset impairment
    charge                                         45,682           --          --       61,684
Depreciation and amortization                       1,724        6,173          21       32,608
Operating income (loss)                           (55,861)      12,443      (6,333)    (118,301)

Unconsolidated Joint Ventures
Revenues
Depreciation and amortization
Operating income (loss)
Net income (loss)
Equity in income (losses) of
    unconsolidated investees                         (848)          --          --      (22,299)
Loss on disposition of business                        --           --          --         (243)
Foreign currency loss                                  --           --          --       (4,126)
Minority interest                                  26,226           --          --       26,938
Interest expense                                                                        (17,265)
Interest income                                                                           7,304
Income tax expense                                                                       (1,215)
Discontinued operations                                                                 (12,776)
                                                                                      ---------
Net loss                                                                              $(141,983)
                                                                                      =========
Capital expenditures                                   33        2,473          --    $   5,793
Assets at December 31, 1999                        66,451      118,259      54,865    $ 776,854

                      Metromedia International Group, Inc.

                          Year ended December 31, 1998
                                 (in thousands)

                                                                   Communications Group - Eastern Europe and
                                                                    the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------

                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                     $  22,091    $  33,466    $  31,440    $  19,215    $  20,426    $  2,279    $ 128,917
Depreciation and amortization                    9,384        3,027       13,597        1,440        3,161       5,784       36,393
Operating income (loss)                         (5,665)       4,875       (5,212)       1,046      (19,999)    (87,519)    (112,474)

Consolidated
Revenues                                     $      --    $   3,200    $   3,444    $  17,081    $   4,204    $  2,279    $  30,208
Gross profit                                    62,984
Asset Impairment charge                             --           --           --           --        6,280      34,037       40,317
Depreciation and amortization                       --          481        1,541        1,228        1,591       5,784       10,625
Operating income (loss)                             --         (186)      (1,475)       1,171      (20,632)    (87,519)    (108,641)

Unconsolidated Joint Ventures
Revenues                                     $  22,091    $  30,266    $  27,996    $   2,134    $  16,222    $     --    $  98,709
Depreciation and amortization                    9,384        2,546       12,056          212        1,570          --       25,768
Operating income (loss)                         (5,665)       5,061       (3,737)        (125)         633          --       (3,833)
Net income (loss)                              (12,821)       1,618       (8,985)        (221)      (3,384)         --      (23,793)
Equity in income (losses) of
    unconsolidated investees                    (5,867)         201       (3,877)        (108)      (7,460)         --      (17,111)

Gain on disposition of business, net                                                                                          5,527
Foreign currency loss                                                                                                          (137)
Minority interest                                                                                                             1,527

Interest expense
Interest income
Income tax benefit
Discontinued operations

 Net loss

 Capital expenditures                                                                                                         7,338
 Assets at December 31, 1998                                                                                                196,677


                                              Communications
                                                   Group-                 Corporate
                                                   China       Snapper    Headquarters  Consolidated
                                                ------------  ----------  ------------  -------------
Combined
Revenues
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                           $    --    $ 210,378    $     --    $ 240,586
Gross profit
Asset Impairment charge                                 --           --          --       40,317
Depreciation and amortization                        3,226        6,728           9       20,588
Operating income (loss)                            (14,504)      (7,607)        896     (129,856)

Unconsolidated Joint Ventures
Revenues                                           $ 3,483
Depreciation and amortization                        2,662
Operating income (loss)                               (660)
Net income (loss)                                   (3,567)
Equity in income (losses) of
    unconsolidated investees                        (1,040)          --          --      (18,151)

Gain on disposition of business, net                    --           --          --        5,527
Foreign currency loss                                   --           --          --         (137)
Minority interest                                    8,331           --          --        9,858

Interest expense                                                                         (16,331)
Interest income                                                                           12,746
Income tax benefit                                                                           358
Discontinued operations                                                                   12,316
                                                                                       ---------
 Net loss                                                                              $(123,670)
                                                                                       =========
 Capital expenditures                                  155        3,907          --    $  11,400
 Assets at December 31, 1998                       139,726      132,647     140,591    $ 609,641

                      Metromedia International Group, Inc.

11.   Business Segment Data (continued)

Information about the Communications Group's operations in different geographic locations for 2000, 1999 and 1998 is as follows (in thousands):

                                            2000                            1999                           1998
                                  ------------------------        ------------------------        -----------------------
Country                            Assets         Revenues         Assets         Revenues         Assets        Revenues
                                  --------        --------        --------        --------        --------       --------
Austria                           $     --        $     --        $     --        $    537        $  1,049        $   802
Azerbaijan                              27              --           3,274              --           5,172             --
Belarus                              6,850             425           6,985             212           2,934             --
Bulgaria                               352              --              --              --              --             --
Cyprus                                  26              --              --              --              --             --
Czech Republic                       2,367           1,399           3,117           1,459           3,527            912
Estonia                              1,520             492           1,636             731           2,026          1,008
Georgia                             28,535             350          19,372             371          24,412            180
Germany                                 --             305           1,555             142           4,941            114
Hungary                              4,595           5,355           5,469           6,653           6,288          6,799
Kazakhstan                          56,796          13,837          63,432           4,318           7,162             --
Kyrgyzstan                           1,794             284           1,668              11              --             --
Latvia                               5,199             460          14,029             632          14,219            668
Lithuania                            1,391           1,338           1,643           1,103           2,141            610
Moldova                              2,907              --           4,147              --           4,896             --
People's Republic of China           2,412             329          66,451              --         139,726             --
Romania                             10,444           4,993          10,470           4,814           6,115          4,534
Russia                             303,355         111,861         256,304          23,793          17,676          7,905
Ukraine                                688             699             975             721           3,640             87
United Kingdom                          12             233             226              --           1,568          3,492
United States (1)                  121,567           2,504         137,765           3,242          83,675          3,097
Uzbekistan                           3,886              --           5,212              --           5,236             --
                                  --------        --------        --------        --------        --------        -------
                                  $554,723        $144,864        $603,730        $ 48,739        $336,403        $30,208
                                  ========        ========        ========        ========        ========        =======

(1) Includes goodwill of $112.0 million, $123.6 million, and $54.5 million at December 31, 2000, 1999 and 1998, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

12.   Other Consolidated Financial Statement Information

Accounts Receivable

The total allowance for doubtful accounts at December 31, 2000 and 1999 was $3.9 million and $2.9 million, respectively.

                      Metromedia International Group, Inc.

12.   Other Consolidated Financial Statement Information (continued)

Inventories

Inventories consist of the following as of December 31, 2000 and 1999 (in thousands):

                                                      2000                 1999
                                                    -------              -------
Snapper:
    Raw materials                                   $ 8,665              $11,346
    Finished goods                                   52,294               40,380
                                                    -------              -------
                                                     60,959               51,726
                                                    -------              -------
Telecommunications:
    Pagers                                              131                  152
    Telephony                                         3,029                2,934
    Cable                                               910                  397
                                                    -------              -------
                                                      4,070                3,483
                                                    -------              -------
                                                    $65,029              $55,209
                                                    =======              =======

Property, Plant and Equipment

Property, plant and equipment at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                                         Depreciation
                                                          2000            1999              Range
                                                        --------        --------       ----------------
Land                                                    $    898        $  1,441
Buildings and improvements                                15,210          14,171        10 to 40 years
Machinery and equipment                                  225,668         202,324         2 to 12 years
Leasehold improvements                                       762           1,956        Up to 10 years
Construction in progress                                      --           2,606
                                                        --------        --------
                                                         242,538         222,498
Less: Accumulated depreciation and amortization           61,738          31,480
                                                        --------        --------
                                                        $180,800        $191,018
                                                        ========        ========

Intangible Assets

Intangible assets at December 31, 2000 and 1999 consist of the following (in thousands):

                                                      2000                1999
                                                    --------            --------
Goodwill                                            $170,878            $195,661
Licenses                                              89,620              98,957
Workforce in place                                     2,259               2,259
Customer lists                                         2,899               2,899
Broadcast rights and other                             1,495               2,821
                                                    --------            --------
                                                     267,151             302,597
Less: Accumulated amortization                        42,332              28,572
                                                    --------            --------
                                                    $224,819            $274,025
                                                    ========            ========

                      Metromedia International Group, Inc.

12.   Other Consolidated Financial Statement Information (continued)

The Company has reviewed the amortization periods for its goodwill and other intangibles associated with licenses for its operations in Eastern Europe and the republics of the former Soviet Union and has revised these amortization periods from 25 years to 10 years commencing in the quarter ended September 30, 1999. The change in estimate was accounted for prospectively and resulted in additional annual amortization expense of approximately $4.4 million in 1999. In addition, as discussed more fully in note 4, as a result of the termination of its telecommunications joint ventures in China the Company wrote off $41.7 million of goodwill.

Accrued Expenses

Accrued expenses at December 31, 2000 and 1999 consist of the following (in thousands):

                                                        2000               1999
                                                      -------            -------
Accrued salaries and wages                            $10,290            $ 5,148
Accrued taxes                                          12,887             11,944
Accrued interest                                        1,472              1,507
Self-insurance reserves                                16,066             19,822
Accrued warranty costs                                  5,126              4,831
Accrued settlement costs                                3,562              4,632
Accrued restructuring costs                             1,429              7,328
Deferred revenues                                       5,190              2,719
Customer deposits                                       3,477              3,377
Other                                                  22,015             24,219
                                                      -------            -------
                                                      $81,514            $85,527
                                                      =======            =======

Self-Insurance Reserves

For the years ended December 31, 2000 and 1998, the Company revised the estimated value of its self-insured workers' compensation and product liability claims based on its claims experience, which resulted in a $4.0 million and $6.6 million reduction in the reserve at December 31, 2000 and December 31, 1998, respectively.

Research and Development and Advertising Costs

Research and development costs for the years ended December 31, 2000, 1999 and 1998 were $2.6 million, $3.0 million, and $3.0 million, respectively. The Company's advertising costs for the years ended December 31, 2000, 1999 and 1998 were $8.7 million, $9.9 million and $24.9 million, respectively.

Gain on Sale of Businesses

In addition to the gain on the sale of Baltcom GSM, during the year ended December 31, 2000, the Communications Group disposed of the operation of News Talk Radio, its radio operation in Germany, for $400,000 and generated a gain of $2.8 million primarily from the settlement of accrued liabilities without a cash payment.

Other Income

For the year ended December 31, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia. In addition, the Company recorded a gain of

                      Metromedia International Group, Inc.

12.   Other Consolidated Financial Statement Information (continued)

$2.5 million in the fourth quarter of 2000, on the collection of a receivable that the Company had fully reserved.

Tax Effects Allocated to Each Component of Other Comprehensive Income (Loss)

The tax effects allocated to each component of other comprehensive income (loss) for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                        Pre-Tax       Tax (Expense)        Net-of-Tax
                                                         Amount        or Benefit            Amount
                                                      ------------    ------------        ------------
      Year ended December 31, 2000:
      Foreign currency translation adjustments        $     (1,171)   $         --        $     (1,171)
      Minimum pension liability                             (1,987)             --              (1,987)
                                                      ------------    ------------        ------------
      Other comprehensive loss                        $     (3,158)   $         --        $     (3,158)
                                                      ============    ============        ============
      Year ended December 31, 1999:
      Foreign currency translation adjustments        $        608    $         --        $        608
      Minimum pension liability                              2,098              --               2,098
                                                      ------------    ------------        ------------
      Other comprehensive income                      $      2,706    $         --        $      2,706
                                                      ============    ============        ============
      Year ended December 31, 1998:
      Foreign currency translation adjustments        $     (1,810)   $         --        $     (1,810)
      Minimum pension liability                               (904)             --                (904)
                                                      ------------    ------------        ------------
      Other comprehensive loss                        $     (2,714)   $         --        $     (2,714)
                                                      ============    ============        ============

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000           1999           1998
                                            -------        -------        -------
      Cash paid during the year for:
      Interest                              $12,470        $12,665        $16,482
                                            =======        =======        =======
      Taxes                                 $10,256        $ 2,324        $ 2,091
                                            =======        =======        =======

Interest expense includes amortization of debt discount of $18.8 million and $4.5 million for the years ended December 31, 2000 and 1999, respectively.

13.  Commitments and Contingent Liabilities

Commitments

The Company is obligated under various operating and capital leases. Total rent expense amounted to $8.5 million, $6.7 million, and $5.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Plant, property and equipment included capital leases of $96,000, and $1.4 million, and related accumulated amortization of $25,000 and $285,000, at December 31, 2000 and 1999, respectively.

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

Minimum rental commitments under non-cancelable leases and supplier financing are set forth in the following table (in thousands):

                                                         Capital Leases
                                                              and
   Year                                                Supplier Financing         Operating Leases
                                                      --------------------       ------------------
   2001                                                    $    2,564                  $   5,338
   2002                                                         1,560                      3,356
   2003                                                           496                      2,437
   2004                                                           346                      1,824
   2005                                                            --                      1,096
   Thereafter                                                      --                         60
                                                           ----------                  ---------
   Total                                                        4,966                   $ 14,111
                                                                                       =========
   Less: amount representing interest                             113
                                                           ----------
   Present value of future minimum lease payments          $    4,853
                                                           ==========

Certain of the Company's subsidiaries have employment contracts with various officers, with remaining terms of up to 2 years, at amounts approximating their current levels of compensation. The Company's remaining aggregate commitment at December 31, 2000 under such contracts is approximately $2.8 million.

The Company pays a management fee to Metromedia for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.8 million, $3.8 million and $3.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively. The management fee commitment for the year ended December 31, 2001 is $3.8 million.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 2000, non-cancelable commitments under these agreements amounted to approximately $7.4 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment from them, if they acquire inventory through a dealer default and the inventory is not able to be sold to another dealer. At December 31, 2000, there was approximately $73.0 million outstanding under this floor-plan financing arrangement. The Company guarantees the payment obligation of Snapper under this agreement to the third party financing company (see Liquidity under Note 1).

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

Contingencies

Risks Associated with the Communications Group's Investments

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Form 10-K "Item 1 - Risks Associated with the Company."

During 1998 and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia improved in 2000, the long-term prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 was not as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 was not as high as in previous years, there is a risk of further increases in the future.

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

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

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

Risks Associated With the Company's China E-Commerce Joint Ventures

Chinese regulation of business activities involving use of the Internet and provision of information content or services via the Internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form, require the Company to limit its equity participation in current ventures or limit the scale of such participation in future ventures. Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated ventures. Regulations limiting dissemination of information for political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated ventures.

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China ventures are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these ventures or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia JV is licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own ventures) that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted for foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

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

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

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

Licenses and Other Commitments

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2000, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group's joint ventures will expire during 2001. The Company's joint ventures will apply for renewals of their licenses.

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

As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to one of the Communication Group's wholly-owned subsidiaries and to its 46% owned joint venture, Tyumenruskom. Tyumenruskom has purchased a digital advanced mobile phone or DAMPS system cellular system from Ericsson in order to provide fixed and mobile cellular telephone in the regions of Tyumen and Tobolsk, Russian Federation. The Communications Group has a $1.7 million equity contribution to Tyumenruskom and has agreed to lend the joint venture up to $4.0 million for start-up costs and other operating expenses. Tyumenruskom also intends to provide wireless local loop telephone services.

Credit Concentrations

The Communications Group's trade receivables do not represent significant concentrations of credit risk at December 31, 2000, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

No single customer represents a significant concentration of credit risk for Snapper at December 31, 2000 and 1999.

Certain customers account for a significant portion of the total revenues of certain of the Communications Group's telephony operations and the loss of these customers would materially and adversely affect their results of operations. In January 2001, the wireless operators that interconnect to PeterStar, the Communications Group's fixed telephony operations in Russia, started to process traffic through an alternative service provider. The revenue derived from the wireless operations in 2000 amounted to $27.3 million.

In addition, several of the Communications Group's customers, interconnect parties or local operators experience liquidity problems from time to time. The Group's dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

Financial Guarantees

The Company has guaranteed certain indebtedness of one of the Company's wireless telephony joint ventures. The total guarantee is for $25.0 million of which $14.3 million has been borrowed at December 31, 2000.

Letters of Credit

At December 31, 2000 the Company had $11.1 million of outstanding letters of credit which principally collateralize certain liabilities under the Company's self-insurance program.

Litigation

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc.

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, except as disclosed in note 7, management believes that the outcome of any known, pending or threatened legal proceedings, including those noted in the preceding paragraph, will not have a material effect on the Company's consolidated financial position and results of operations.

                      Metromedia International Group, Inc.

13.   Commitments and Contingent Liabilities (continued)

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 2000 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2000. As of December 31, 2000, the Company had a remaining reserve of approximately $2.1 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

                      Metromedia International Group, Inc.

14.   Selected Quarterly Financial Data (unaudited)

Selected financial information for the quarterly periods in 2000 and 1999 is presented below (in thousands, except per share amounts):

                                                                    First Quarter of                  Second Quarter of
                                                                -------------------------        ----------------------------
                                                                  2000             1999            2000                1999
                                                                --------         --------        --------            --------
Revenues                                                        $ 81,427         $ 67,682        $ 85,074            $ 65,093
Operating loss                                                   (10,077)          (9,746)         (7,637)             (6,368)
Equity in income (losses) of unconsolidated investees                250           (1,685)          1,894              (4,248)
Loss from continuing operations attributable to common
    stockholders (a)                                             (20,283)         (15,022)        (20,354)            (15,359)
Loss from discontinued operations                                     --               --              --                  --
Net loss attributable to common stockholders                     (20,283)         (15,022)        (20,354)            (15,359)
Income (loss) per common share - Basic:
    Continuing operations                                       $  (0.22)        $  (0.22)       $  (0.22)           $  (0.22)
    Discontinued operations                                     $     --         $     --        $     --            $     --
    Net loss                                                    $  (0.22)        $  (0.22)       $  (0.22)           $  (0.22)

                                                                    Third Quarter of                  Fourth Quarter of
                                                                -------------------------        ----------------------------
                                                                  2000             1999            2000                1999
                                                                --------         --------        --------            --------
Revenues                                                        $ 69,652         $ 53,027        $ 76,692            $ 79,260
Operating loss                                                   (16,983)         (69,467)(b)      (3,960)(c)         (32,720)(c)(d)
Equity in income (losses) of unconsolidated investees                197             (909)        (11,054)(c)         (15,457)(c)
Income (loss) from continuing operations attributable to
    common stockholders (a)                                      (25,955)         (55,299)         27,280             (58,535)
Loss from discontinued operations                                     --          (12,776)             --                  --
Net loss attributable to common stockholders                     (25,955)         (68,075)         27,280             (58,535)
Income (loss) per common share - Basic:
    Continuing operations                                       $  (0.28)        $  (0.80)       $   0.29            $  (0.63)
    Discontinued operations                                     $     --         $  (0.18)       $     --            $     --
    Net income (loss)                                           $  (0.28)        $  (0.98)       $   0.29            $  (0.63)
Income (loss) per common share - Diluted
   Continuing operations                                             N/A              N/A        $   0.29                 N/A
   Discontinued operations                                           N/A              N/A        $     --                 N/A
   Net income (loss)                                                 N/A              N/A        $   0.29                 N/A

---------

(a) Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% cumulative convertible preferred stock issued on September 16, 1997.

(b) The Company adjusted the carrying value of goodwill of $50.9 million in connection with the termination of its telecommunications joint ventures in China.

(c) The Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to joint ventures and wrote down paging inventory. The total non-cash charge and write-down was $9.4 million and $18.0 million in 2000 and 1999, respectively.

(d) Following the acquisition of PLD Telekom on September 30, 1999, the Company recorded a restructuring charge of $8.4 million. For the year ended December 31, 2000, actual restructuring costs were lower than originally estimated by $823,000.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                                             Years ended December 31,
                                                                   --------------------------------------------
                                                                     2000              1999              1998
                                                                   --------         ---------         ---------
Revenues                                                           $     --         $      --         $      --
Cost and expenses:
    Selling, general and administrative                               1,886             6,313              (905)
    Depreciation and amortization                                        69                21                 9
                                                                   --------         ---------         ---------
Operating income (loss)                                              (1,955)           (6,334)              896
Interest income (expense), net                                       18,908            14,266            14,926
Equity in losses of subsidiaries                                    (46,646)         (137,139)         (153,423)
Other income                                                          5,000                --                --
                                                                   --------         ---------         ---------
Income tax benefit                                                      389                --             1,615
                                                                   --------         ---------         ---------
Loss from continuing operations                                     (24,304)         (129,207)         (135,986)
Discontinued operations:
    Loss on disposition                                                  --           (12,776)           12,316
                                                                   --------         ---------         ---------
Net loss                                                            (24,304)         (141,983)         (123,670)
Cumulative convertible preferred stock dividend requirement         (15,008)          (15,008)          (15,008)
                                                                   --------         ---------         ---------
Net loss attributable to common stockholders                       $(39,312)        $(156,991)        $(138,678)
                                                                   ========         =========         =========
Weighted average number of common shares - Basic                     93,978            75,232            68,955
                                                                   ========         =========         =========
Income (loss) per common share - Basic:
    Continuing operations                                          $  (0.42)        $   (1.92)        $   (2.19)
    Discontinued operations                                        $     --         $   (0.17)        $    0.18
    Net loss                                                       $  (0.42)        $   (2.09)        $   (2.01)
                                                                   ========         =========         =========

          The accompanying notes are an integral part of the condensed financial information.

            See notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                            Condensed Balance Sheets
                                 (in thousands)

                                                       December 31,        December 31,
                                                           2000                1999
                                                       -----------         -----------
ASSETS
Current assets:
    Cash and cash equivalents                          $    52,596         $    33,978
    Other assets                                             6,381               6,907
                                                       -----------         -----------
Total current assets                                        58,977              40,885
Investment in and receivables from subsidiaries            500,890             538,574
Other assets                                                 1,105              13,979
                                                       -----------         -----------
    Total assets                                       $   560,972         $   593,438
                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                   $     4,305         $     5,649
    Accrued expenses                                        27,428              31,903
                                                       -----------         -----------
    Total current liabilities                               31,733              37,552
Long-term debt                                             185,400             167,365
Other long term liabilities                                    163               3,586
                                                       -----------         -----------
    Total liabilities                                      217,296             208,503
Stockholders' equity
    Preferred stock                                        207,000             207,000
    Common stock                                            94,035              93,285
    Paid-in surplus                                      1,102,769           1,102,308
    Accumulated deficit                                 (1,053,596)         (1,014,284)
    Accumulated other comprehensive loss                    (6,532)             (3,374)
                                                       -----------         -----------
    Total stockholders' equity                             343,676             384,935
                                                       -----------         -----------
    Total liabilities and stockholders' equity         $   560,972         $   593,438
                                                       ===========         ===========

          The accompanying notes are an integral part of the condensed financial information.

            See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                       Condensed Statements of Cash Flows
                                 (in thousands)

                                                                                  Years ended December 31,
                                                                        --------------------------------------------
                                                                          2000              1999              1998
                                                                        --------         ---------         ---------
Operating activities:
    Net loss                                                            $(24,304)        $(141,983)        $(123,670)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Loss on disposition of discontinued operations                            --            12,776           (12,316)
    Other income                                                          (5,000)               --                --
    Equity in losses of subsidiaries                                      46,646           137,139           153,423
    Changes in cumulative translation adjustment of subsidiaries          (1,171)              608            (1,810)
    Amortization of debt discount                                         18,763             4,281                --
    Other                                                                    852             1,691            (6,556)
Changes in:
    Other current assets                                                     526             4,477               (89)
    Other assets                                                           4,279            (4,490)              934
    Accounts payable, accrued expenses and other liabilities             (11,568)          (12,610)          (10,423)
                                                                        --------         ---------         ---------
            Cash provided by (used in) operating activities               29,023             1,889              (507)
                                                                        --------         ---------         ---------
Investing activities:
    Net proceeds from sale of discontinued operations                         --                --            57,298
    Investment in RDM Sports Group, Inc.                                      --                --                --
    (Investment in) distributions from subsidiaries                           --            (4,815)           14,533
    Due from subsidiary                                                  (10,108)          (67,906)         (153,926)
    Cash received in settlement of investment purchase option             11,000                --                --
    Cash received on note receivable                                       2,500                --                --
    Deposit on investment purchase option                                     --            (8,500)               --
    Proceeds from sale of short-term investments                              --                --           100,000
                                                                        --------         ---------         ---------
            Cash provided by (used in) investing activities                3,392           (81,221)           17,905
                                                                        --------         ---------         ---------
Financing activities:
    Payments on long-term debt                                                --                --            (1,410)
    Proceeds from issuance of stock                                        1,211                99             5,347
    Preferred stock dividends paid                                       (15,008)          (15,008)          (15,008)
                                                                        --------         ---------         ---------
            Cash used in financing activities                            (13,797)          (14,909)          (11,071)
                                                                        --------         ---------         ---------
    Net increase (decrease) in cash and cash equivalents                  18,618           (94,241)            6,327
    Cash and cash equivalents at beginning of year                        33,978           128,219           121,892
                                                                        --------         ---------         ---------
    Cash and cash equivalents at end of year                            $ 52,596         $  33,978         $ 128,219
                                                                        ========         =========         =========

          The accompanying notes are an integral part of the condensed financial information.

            See Notes to Condensed Financial Information on page S-4.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                    NOTES TO CONDENSED FINANCIAL INFORMATION
                        December 31, 2000, 1999 and 1998

(A) The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 2000, 1999 and 1998 and the equity in losses of subsidiaries and discontinued operations for the years ended December 31, 2000, 1999 and 1998.

(B) The principal repayments of the Registrant's borrowings under debt agreements at December 31, 2000 are as follows (in thousands):

                        2001 - 2006               $       --
                        2007                      $  210,600

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      METROMEDIA INTERNATIONAL GROUP, INC.
   Allowances for doubtful accounts, etc. (deducted from current receivables)
                                 (in thousands)

                                   Balance at    Charged to
                                   Beginning     Costs and       Other        Deduction/      Balance at
                                   of Period     Expenses       Charges       Write-offs    End of Period
                                   ---------     --------       -------       ----------    -------------
Year ended December 31, 2000        $ 2,863       $ 1,841       $   529        $(1,342)        $ 3,891
                                    =======       =======       =======        =======         =======

Year ended December 31, 1999        $ 2,191       $ 1,264       $    61        $  (653)        $ 2,863
                                    =======       =======       =======        =======         =======

Year ended December 31, 1998        $ 2,576       $ 2,300       $    --        $(2,685)        $ 2,191
                                    =======       =======       =======        =======         =======

                                  EXHIBIT INDEX

                                                                                      Exhibits Incorporated Herein by Reference
                                                                                   ------------------------------------------------
Designation of                                                                               Document with Which Exhibit
Exhibit in this                                                                               Was Previously Filed with
   Form 10-K                       Description of Exhibits                                           Commission
----------------       -------------------------------------------------           ------------------------------------------------
       2.2             Agreement and Plan of Reorganization dated as               Quarterly Report on Form 10-Q for the three
                       of July 20, 1994 by and among, The Actava Group             months ended June 30, 1994, Exhibit 99.1
                       Inc., Diversified Products Corporation, Hutch
                       Sports U.S.A. Inc., Nelson/Weather-Rite, Inc.,
                       Willow Hosiery Company, Inc. and Roadmaster
                       Industries, Inc.

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

       2.5             Agreement and Plan of Merger dated as of                    Current Report on Form 8-K dated January 31,
                       January 31, 1996 by and among Metromedia                    1996, Exhibit 99.1
                       International Group, Inc., The Samuel Goldwyn
                       Company and SGC Merger Corp. and exhibits
                       thereto.  The registrant agrees to furnish
                       copies of the schedules to the Commission upon
                       request.

       2.6             Agreement and Plan of Merger, dated as of May               Current Report on Form 8-K dated May 19, 1999
                       18, 1999, among Metromedia International Group,
                       Inc. Moscow Communications, Inc. and PLD
                       Telekom Inc.

       3.1             Restated Certificate of Incorporation of                    Registration Statement on Form S-3
                       Metromedia International Group, Inc.                        (Registration No. 33-63853), Exhibit 3.1

       3.2             Restated By-laws of Metromedia International                Registration Statement on Form S-3
                       Group, Inc.                                                 (Registration No. 33-6353), Exhibit 3.2

       4.1             Indenture dated as of August 1, 1973, with                  Application of Form T-3 for Qualification of
                       respect to 9 1/2% Subordinated Debentures due               Indenture under the Trust Indenture Act of
                       August 1, 1998, between The Actava Group Inc.               1939 (File No. 22-7615), Exhibit 4.1
                       and Chemical Bank, as Trustee.

       4.2             Agreement among The Actava Group, Inc.,                     Registration Statement on Form S-14
                       Chemical Bank and Manufacturers Hanover Trust               (Registration No. 2-81094), Exhibit 4.2
                       Company, dated as of September 26, 1980, with
                       respect to successor trusteeship of the 9 1/2%
                       Subordinated Debentures due August 1, 1998.

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

       4.4             Indenture dated as of March 15, 1977, with                  Registration Statement on Form S-7
                       respect to 9 7/8% Senior Subordinated                       (Registration No. 2-58317), Exhibit 4.4
                       Debentures due March 15, 1997, between The
                       Actava Group Inc. and The Chase Manhattan Bank,
                       N.A., as Trustee.

                                                                                      Exhibits Incorporated Herein by Reference
                                                                                   ------------------------------------------------
Designation of                                                                               Document with Which Exhibit
Exhibit in this                                                                               Was Previously Filed with
   Form 10-K                      Description of Exhibits                                            Commission
----------------       -----------------------------------------------             ------------------------------------------------
       4.5             Agreement among The Actava Group Inc., The                  Registration Statement on Form S-14
                       Chase Manhattan Bank, N.A. and United States                (Registration No. 2-281094), Exhibit 4.5
                       Trust Company of New York, dated as of June
                       14, 1982, with respect to successor
                       trusteeship of the 9 7/8% Senior Subordinated
                       Debentures due March 15, 1997.

       4.6             Indenture between National Industries, Inc.                 Post-Effective Amendment No. 1 to Application
                       and First National City Bank, dated October                 on Form T-3 for Qualification of Indenture
                       1, 1974, with respect to the 10% Subordinated               Under The Trust Indenture Act of 1939 (File
                       Debentures, due October 1, 1999.                            No. 22-8076), Exhibit 4.6

       4.7             Agreement among National Industries, Inc.,                  Registration Statement on Form S-14
                       The Actava Group Inc., Citibank, N.A., and                  (Registration No. 2-81094), Exhibit 4.7
                       Marine Midland Bank, dated as of December 20,
                       1977, with respect to successor trusteeship of the 10%
                       Subordinated Debentures due October 1, 1999.

       4.8             First Supplemental Indenture among The Actava               Registration Statement on Form S-7
                       Group Inc., National Industries, Inc. and                   (Registration No. 2-60566), Exhibit 4.8
                       Marine Midland Bank, dated January 3, 1978,
                       supplemental to the Indenture dated October 1, 1974
                       between National and First National City Bank for the 10%
                       Subordinated Debentures due October 1, 1999.

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

      4.10             Indenture dated as of September 30, 1999,                   Current Report on Form 8-K for event occurring
                       between Metromedia International Group, Inc.                on September 30, 1999
                       and U.S. Bank National Association as Trustee.

      10.1             1982 Stock Option Plan of The Actava Group                  Proxy Statement dated March 31, 1982, Exhibit A
                       Inc.

      10.2             1989 Stock Option Plan of The Actava Group                  Proxy Statement dated March 31, 1989, Exhibit A
                       Inc.

      10.3             1969 Restricted Stock Plan of The Actava                    Annual Report on Form 10-K for the year ended
                       Group Inc.                                                  December 31, 1990, Exhibit 10.3

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

      10.8             Supplemental Retirement Plan of The Actava                  Annual Report on Form 10-K for the year ended
                       Group Inc.                                                  December 31, 1983, Exhibit 10.8

      10.9             Supplemental Executive Medical Reimbursement                Annual Report on Form 10-K for the year ended
                       Plan.                                                       December 31, 1990, Exhibit 10.9

                                                                                      Exhibits Incorporated Herein by Reference
                                                                                    -----------------------------------------------
Designation of                                                                               Document with Which Exhibit
Exhibit in this                                                                               Was Previously Filed with
   Form 10-K                       Description of Exhibits                                            Commission
----------------       -------------------------------------------------            -----------------------------------------------
     10.10             Amendment to Supplemental Retirement Plan of                 Annual Report on Form 10-K for the year ended
                       The Actava Group Inc., effective April 1, 1992.              December 31, 1991, Exhibit 10.10

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

     10.14             Form of Indemnification Agreement between                    Annual Report on Form 10-K for the year ended
                       Actava and certain of its directors and                      December 31, 1993, Exhibit 10.14
                       executive officers.

     10.15             Employment Agreement between The Actava Group                Current Report on Form 8-K dated April 19,
                       Inc. and John D. Phillips dated April 19, 1994.              1994, Exhibit 10.15

     10.16             First Amendment to Employment Agreement dated                Annual Report on Form 10-K for the year ended
                       November 1, 1995 between Metromedia                          December 31, 1995, Exhibit 10.16
                       International Group and John D. Phillips.

     10.17             Option Agreement between The Actava Group Inc.               Current Report on Form 8-K dated April 19,
                       and John D. Phillips dated April 19, 1994.                   1994, Exhibit 10.17

     10.18             Registration Rights Agreement among The Actava               Current Report on Form 8-K dated April 19,
                       Group Inc., Renaissance Partners and John D.                 1994, Exhibit 10.18
                       Phillips dated April 19, 1994.

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

     10.38             The Metromedia International Group, Inc. 1996                Proxy Statement dated August 6, 1996, Exhibit
                       Incentive Stock Plan.                                        B

     10.39             License Agreement dated November 1, 1995                     Annual Report on Form 10-K for the year ended
                       between Metromedia Company and Metromedia                    December 31, 1995, Exhibit 10.39
                       International Group, Inc.

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

                                                                                      Exhibits Incorporated Herein by Reference
                                                                                      -------------------------------------------
Designation of                                                                               Document with Which Exhibit
Exhibit in this                                                                               Was Previously Filed with
   Form 10-K                         Description of Exhibits                                          Commission
----------------          -----------------------------------------------             -------------------------------------------
     10.42                Amended and Restated Credit Security and                    Quarterly Report on Form 10-Q for the
                          Guaranty Agreement dated as of November 1,                  quarter ended June 30, 1996, Exhibit 10.42
                          1995, by and among Orion Pictures
                          Corporation, the Corporate Guarantors'
                          referred to herein, and Chemical Bank, as
                          Agent for the Lenders.

     10.43                Metromedia International Group/Motion Picture               Quarterly Report or Form 10-Q for the
                          Corporation of America Restricted Stock Plan                quarter ended June 30, 1996, Exhibit 10.43

     10.44                The Samuel Goldwyn Company Stock Awards Plan,               Registration Statement on Form S-8
                          as amended                                                  (Registration No. 333-6453), Exhibit 10.44

     10.45                Loan and Security Agreement, dated November                 Quarterly Report on Form 10-Q for the
                          11, 1998 among Snapper, Inc. the lenders                    quarter ended September 30, 1998, Exhibit
                          named therein and Fleet Capital Corporation,                10
                          as agent.

     10.46                Limited Guaranty Agreement dated November 11,               Annual Report on Form 10-K for the year
                          1998 by Metromedia International Group, Inc.                ended December 31, 1998, Exhibit 10.46
                          in favor of Fleet Capital Corporation.

     10.47                Amendment No. 1 to License Agreement dated                  Annual Report on Form 10-K for the year
                          June 13, 1996 between Metromedia Company and                ended December 31, 1996, Exhibit 10.46
                          Metromedia International Group, Inc.

     10.48                Amendment No. 1 to Management Agreement dated               Annual Report on Form 10-K for the year
                          as of January 1, 1997 between Metromedia                    ended December 31, 1996, Exhibit 10.47
                          Company and Metromedia International Group,
                          Inc.

     10.49                Amended and Restated Agreement and Plan of                  Annual Report on Form 10-K for the year
                          Merger, dated as of May 17, 1996 between                    ended December 31, 1996, Exhibit 10.48
                          Metromedia International Group, Inc., MPCA
                          Merger Corp. and Bradley Krevoy and Steven
                          Stabler and Motion Picture Corporation of
                          America

     10.50                Asset Purchase Agreement dated as of December               Annual Report on Form 10-K for the year
                          17, 1997                                                    ended December 31, 1997, Exhibit 10.51

     10.51                Voting Agreement, dated as of May 18, 1999,                 Current Report on Form 8-K dated May 19,
                          among Metromedia International Group, Inc.,                 1999
                          PLD Telekom Inc., News America Incorporated
                          and News PLD LLC.

     10.52                Registration Rights Agreement, dated as of                  Current Report on Form 8-K dated May 19,
                          May 18, 1999, among Metromedia International                1999
                          Group, Inc., PLD Telekom Inc., News America
                          Incorporated and News PLD LLC.

     10.53                Agreement to Exchange and Consent dated as of               Current Report on Form 8-K dated May 19,
                          May 18, 1999, entered into among Metromedia                 1999
                          International Group, Inc., PLD Telekom Inc.
                          and the holders of PLD Telekom Inc.'s outstanding
                          14.5% Senior Discount Notes due 2004 and 9%
                          Convertible Subordinated Notes due 2006.

                                                                                     Exhibits Incorporated Herein by Reference
                                                                                    ---------------------------------------------
Designation of                                                                              Document with Which Exhibit
Exhibit in this                                                                              Was Previously Filed with
   Form 10-K                        Description of Exhibits                                          Commission
----------------          ---------------------------------------------             ---------------------------------------------
     10.54                Note and Warrant Modification Agreement,                  Current Report on Form 8-K dated May 19,
                          dated as of May 18, 1999, among Metromedia                1999
                          International Group, Inc., PLD Telekom
                          Inc., The Travelers Insurance Company and
                          The Travelers Indemnity Company.

     10.55                Letter Agreement, dated as of May 18, 1999,               Current Report on Form 8-K dated May 19,
                          between Metromedia International Group,                   1999
                          Inc. and News America Incorporated.

     10.56                Plicom Option Modification Agreement, dated               Current Report on Form 8-K dated May 19,
                          as of May 18, 1999, by and among Metromedia               1999
                          International Group, Inc., PLD Telekom
                          Inc., Technocom Limited, Plicom Limited,
                          Elite International Limited, Mark Klabin
                          and Boris Antoniuk.

     10.57                Elite Option Modification Agreement, dated                Current Report on Form 8-K dated May 19,
                          as of May 18, 1999, by and among Metromedia               1999
                          International Group, Inc., PLD Telekom
                          Inc., Technocom Limited, Elite
                          International Limited and Boris Antoniuk.

     10.58                Bridge Loan Agreement, dated as of May 18,                Current Report on Form 8-K dated May 19,
                          1999, between PLD Telekom Inc., as                        1999
                          borrower, and Metromedia International
                          Group, Inc., as lender.

     10.59                Pledge Agreement, dated as of May 18, 1999,               Current Report on Form 8-K dated May 19,
                          entered into between PLD Telekom Inc., as                 1999
                          pledgor, and Metromedia International
                          Group, Inc., as pledgee.

      11* Statement of computation of earnings per share.

      12*                 Ratio of earnings to fixed charges

      16                  Letter from Ernst & Young to the Securities               Current Report on Form 8-K dated November
                          and Exchange Commission.                                  1, 1995

      21                  List of subsidiaries of Metromedia                        Annual Report on Form 10-K for the year
                          International Group, Inc.                                 ended December 31, 1996, Exhibit 21

      23*                 Consent of KPMG LLP regarding Metromedia
                          International Group, Inc.

-----------
*Filed herewith