Form 10-K405/A
period 2000-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2001-05-01
CIK 39547

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                           FORM 10-K/A Amendment No. 1


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


None


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


Subscriber Growth. During 2000, the Communications Group continued to experience significant subscriber growth. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 2000 fiscal year end was 1,067,890, an increase of approximately 33% over the 1999 fiscal year end total of 801,623 subscribers (adjusted for the subscribers of Baltcom GSM, in which the Company sold its interest in October 2000). The subscriber numbers include the subscriber numbers of all acquisitions in 2000, including Comstar.


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

Principal Shareholders


Metromedia Company, a Delaware general partnership, and related entities hold 17,334,328 shares of the Company's common stock, representing approximately 18.4% of the Company's outstanding common stock at December 31, 2000. John W. Kluge, the Company's Chairman of the Board, and Stuart Subotnick, its Vice Chairman, President and Chief Executive Officer, are Metromedia Company's partners. News PLD LLC, a subsidiary of The News Corporation, holds 9,136,744shares of the Company's common stock, representing approximately 9.7% of the Company's outstanding common stock.


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


The Company's Communications Group's joint ventures experienced significant growth in 2000. Aggregate subscribers to the Communications Group's joint ventures' various services as of the 2000 fiscal year end was 1,067,890, an increase of approximately 33% over the 1999 fiscal year end total of 801,623 subscribers, (adjusted for the sale of Baltcom GSM). The 2000 and 1999 subscriber numbers include the subscriber numbers of the PLD Telekom businesses as of December 31, 2000 and 1999, respectively and Comstar as of December 31, 2000. As described below with respect to the financial results, the year-end subscriber numbers of all of the Communications Group's businesses other than the businesses of PLD Telekom and Comstar are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                               Segment Information
                          Year ended December 31, 2000
                                 (in thousands)
                                   See note 1

                                              Communications Group - Eastern Europe and the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------
                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
 Combined
 Revenues                                     $  77,420      137,675    $ 36,161    $ 16,311    $  8,998    $  3,170    $ 279,735
 Asset impairment charge                             --           --          --          --          --         409          409
 Depreciation and amortization                   22,176       29,663      12,004       1,332       1,306      34,975      101,456
 Operating income (loss)                         13,640       19,785      (3,168)       (925)     (1,658)    (64,334)     (36,660)

 Consolidated
 Revenues                                     $  13,837      103,957    $  7,263    $ 14,709    $  1,599    $  3,170    $ 144,535
 Gross profit
 Reduction in estimate of restructuring
    and asset impairment charges                     --           --          --          --          --         409          409
 Depreciation and amortization                    5,005       16,821       3,266       1,171         246      34,975       61,484
 Operating income (loss)                         (3,917)      30,925      (1,565)       (555)        282     (64,334)     (39,164)

 Unconsolidated Joint Ventures
 Revenues                                     $  63,583    $  33,718    $ 28,898    $  1,602    $  7,399    $     --    $ 135,200
 Depreciation and amortization                   17,171       12,842       8,738         161       1,060          --       39,972
 Operating income (loss)                         17,557      (11,140)     (1,603)       (370)     (1,940)         --        2,504
 Net income (loss)                                9,639      (14,648)    (11,017)       (133)     (2,433)         --      (18,592)
 Equity in income (losses) of
    unconsolidated investees (note 2)            10,408       (6,870)     (5,066)       (307)     (6,195)         --       (8,030)
 Gain on disposition of businesses, net                                                                                    59,020
 Foreign currency gain                                                                                                       (714)
 Minority interest                                                                                                         (7,150)
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

----------

* - Results not reported.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Radio Broadcasting


The following sets forth the names of the Communications Group's radio broadcasting ventures, its ownership percentage as of December 31, 2000, and the accounting treatment for the years ended December 31, 2000, 1999, and 1998:


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


Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 2000, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $208.7 million, of which $43.9 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our directors and executive officers and their respective ages and positions are as follows:

Name                             Age   Position
----                             ---   --------
John W. Kluge...................  87   Chairman of the Board of Directors
Stuart Subotnick................  59   Vice Chairman of the Board of Directors, President
                                       and Chief Executive Officer
Silvia Kessel...................  50   Executive Vice President, Chief Financial Officer
                                       and Treasurer and Director
David A. Persing ...............  43   Executive Vice President, General Counsel and
                                       Secretary
Vincent D. Sasso, Jr............  42   Vice President-Financial Reporting
John  P. Imlay, Jr. ............  64   Director
Clark A. Johnson ...............  70   Director
Leonard White ..................  61   Director
John S. Chalsty.................  67   Director
I. Martin Pompadur..............  66   Director

The following is a biographical summary of the experience of our executive officers and directors.

MR. KLUGE has served as Chairman of our Board of Directors since November 1, 1995. Mr. Kluge was Chairman of the Board and a Director of Orion Pictures Corporation from 1992 until July 1997. He has served as Chairman and President of Metromedia Company and its predecessor-in-interest, Metromedia Inc., for over five years. Mr. Kluge is a Director of Metromedia Fiber Network, Inc., Conair Corporation and JPMorgan National Advisory Board. Mr. Kluge is Chairman of the Executive Committee.

MR. SUBOTNICK has served as President and Chief Executive Officer of the Company since December 4, 1996 and as Vice Chairman of our Board of Directors since November 1, 1995. Mr. Subotnick was Vice Chairman of the Board and a Director of Orion Pictures Corporation from 1992 until July 1997. He has served as Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is a Director of Metromedia Fiber Network, Inc. and Carnival Cruise Lines, Inc., and Chairman of the Board of Directors of Big City Radio, Inc. Mr. Subotnick is a Member of the Executive Committee.

MS. KESSEL has served as the Company's Executive Vice President, Chief Financial Officer and Treasurer since August 29, 1996 and, prior to that, Ms. Kessel served as Senior Vice President, Chief Financial Officer, Treasurer and Director since November 1, 1995. She was Executive Vice President and Director of Orion Pictures Corporation from January 1993 until June 1997 and Senior Vice President of Orion from June 1991 to November 1992. Ms. Kessel has been Senior Vice President of Metromedia Company since January 1994, President of Kluge & Company for over five years and

Managing Director from 1990 to 1994. She is a Director and Executive Vice President of Metromedia Fiber Network, Inc. and Big City Radio, Inc. and a Director of Liquid Audio, Inc. Ms. Kessel is a Member of the Nominating Committee.

MR. PERSING has served as our Executive Vice President, General Counsel and Secretary since January 1, 2001. Mr. Persing has served as Senior Vice President, General Counsel and Secretary of Metromedia Company since November 2000. Mr. Persing was a Senior Vice President and General Counsel of Smith Management, LLC, a private investment firm, for more than five years preceding November 2000.

MR. SASSO, has served as our Vice President of Financial Reporting since July 1996. Prior to that time, Mr. Sasso served in a number of positions at KPMG LLP from November 1984 to June 1996, including partner from July 1994 to June 1996. Mr. Sasso is employed by Metromedia Company and has served as a Vice President of Metromedia Company since July 1996.

MR. IMLAY has served as a Director of the Company since 1993. Mr. Imlay served from 1990 until December 1996 as Chairman of Dun & Bradstreet Software Services, Inc., an application software company located in Atlanta, Georgia. Mr. Imlay is the former Chairman of Management Science America, a mainframe applications software company. Management Science America was acquired by Dun & Bradstreet Software Services, Inc. in 1990. Mr. Imlay is also a Director of the Atlanta Falcons, a National Football League team, IMS Health, Inc. ezgov, Inc. and Nutec Sciences. Mr. Imlay is a Member of the Compensation and Audit Committees.

MR. JOHNSON has served as a Director of the Company since 1990. Mr. Johnson served as Chairman and Chief Executive Officer of Pier 1 Imports, Inc., a specialty retailer of decorative home furnishings, from August 1988 until his retirement in February 1999. Mr. Johnson is a Director of Albertson's, Inc., InterTAN, Inc., Niagara Mohawk, Inc., Refac, Inc. and Chairman and Director of PSSI World Medical, Inc. Mr. Johnson is a Member of the Compensation, Audit and Nominating Committees.

MR. WHITE has served as a Director of the Company since 1995. Mr. White serves as President and Chief Executive Officer of Rigel Enterprises, Inc., a management and private investment firm, since July 1997. Mr. White was President and Chief Executive Officer of Orion Pictures Corporation from March 1992 until July 1997 and Metromedia Entertainment Group from 1995 until July 1997. He was Chairman of the Board and Chief Executive Officer of Orion Home Entertainment Corporation, a subsidiary of Orion ("OHEC"), from March 1991 until March 1992 and President and Chief Operating Officer of Orion Home Video division of OHEC from March 1987 until March 1991. Mr. White is a Director of Metromedia Fiber Network, Inc. and Big City Radio, Inc. Mr. White is Chairman of the Audit Committee and a Member of the Compensation Committee.

MR. CHALSTY has served as a Director of the Company since March 2001. Mr. Chalsty is currently a senior advisor to Credit Suisse First Boston. He had been with Donaldson, Lufkin & Jenrette since 1969, where he began as an oil analyst. Mr. Chalsty was elected as President and Chief Executive Officer of DLJ in 1986. He was elected Chairman and Chief Executive Officer in 1996, served as CEO until 1998 and Chairman until the merger with Credit Suisse First Boston. Mr. Chalsty also served as Vice Chairman of the New York Stock Exchange from 1990 to 1994 and as a Director of the Exchange from 1988 to 1994. He is currently a member of the Board of Directors of Metromedia

Fiber Network, Inc., AXA Financial, Inc., Occidental Petroleum Corporation, Sappi Ltd. and IBP, Inc. Mr. Chelsty is a member of the Nominating Committee.

MR. POMPADUR has served as a Director of the Company since September 1999 and has been a Director of PLD Telekom Inc. since May 1998. Mr. Pompadur has been Executive Vice President of News Corporation and President of News Corporation Eastern and Central Europe and a member of News Corporation's Executive Management Committee since June 1998. He was appointed Chairman of News Corp. Europe on January 11, 2000. Mr. Pompadur is a Director of BskyB, Fox Kids Europe, Stream, StoryFirst Communications and Big Star Entertainment. Mr. Pompadur is a member of the Compensation Committee.

The Board of Directors, which presently consists of eight members, is divided into three classes. The Class III Directors were elected for a term expiring at the 2001 annual meeting of stockholders. The Class I Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2002, and the Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2003. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of stockholders, the successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. The Class I Directors, whose term expires at the annual meeting to be held in 2002, are John W. Kluge, Stuart Subotnick and John P. Imlay, Jr. The Class II Directors, whose term expires at the annual meeting of Stockholders to be held in 2003, are I. Martin Pompadur and Leonard White. The Class III Directors, whose term expires at the annual meeting of stockholders to be held in 2001, are Silvia Kessel, Clark A. Johnson and John S. Chalsty.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

Our Chief Executive Officer and our other most highly compensated executive officers are employed and paid by Metromedia Company and do not receive a salary or cash bonus or other compensation other than stock options directly from us, and Metromedia Company provides the services of such executive officers to us pursuant to a management agreement. See "Certain Relationships and Related Transactions".

                           Summary Compensation Table

The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and our other most highly compensated executive officers for services rendered to us and our subsidiaries during the fiscal years ended December 31, 2000, 1999, and 1998. Messrs. Subotnick, Wadler and Sasso and Ms. Kessel were employed and paid by Metromedia Company. They did not receive any salaries or other payments from us. We estimate that Messrs. Subotnick, Wadler and Sasso and Ms. Kessel spent approximately 20, 20, 25 and 20 hours per week, respectively, working on matters for us.


                                                            Annual Compensation                     Long Term Compensation
                                                            -------------------                     ----------------------
                                                                                                             Awards
                                                                                                            Number of
                                                                                            Other           Securities     All Other
                                                                                            Annual          Underlying      Compens.
Name and Principal Position                Year         Salary($)          Bonus($)     Compensation($)    Stock Options      ($)
---------------------------                ----         ---------          --------     ---------------    -------------   ---------
Stuart Subotnick..................         2000           $  --                --              --                --            --
President and Chief Executive Officer      1999           $  --                --              --                --            --
                                           1998           $  --                --              --                __            --

Silvia Kessel.....................         2000           $  --                --              --                --            --
Executive Vice President and Chief         1999           $  --                --              --                --            --
Financial Officer and Treasurer            1998           $  --                --              --                __            --

Arnold L. Wadler(1)...............         2000           $  --                --              --                --            --
Former Executive Vice President,           1999           $  --                --              --                --            --
General Counsel and Secretary              1998           $  --                --              --                __            --

Vincent D. Sasso, Jr..............         2000           $  --                --              --                --            --
Vice President of Financial Reporting      1999           $  --                --              --                --            --
and Chief Accounting Officer               1998           $  --                --              --                __            --

----------
(1) Mr. Wadler resigned as the Company's Executive Vice President, General Counsel and Secretary and as a member of the Company's Board of Directors as of December 31, 2000.

                   AGGREGATED OPTION AND SAR EXERCISES IN 2000
                    AND FISCAL YEAR-END OPTION AND SAR VALUES

The following table sets forth information concerning the exercise of options or SARs by the named executive officers during 2000 and the number of unexercised options and SARs held by such officers at the end of 2000.

                           Fiscal Year End Value $2.60

                                                                 Number of Securities Underlying     Value of Unexercised in the
                                          Value Realized             Unexercised Options/SARs             Money Options/SARs
                              Shares     (Market Price at              at Fiscal Year End(#)             at Fiscal Year End($)
                           Acquired on    Exercise less                ---------------------             ---------------------
Name                         Exercise     Exercise Price)          Exercisable    Unexercisable       Exercisable    Unexercisable
----                         --------     ---------------          -----------    -------------       -----------    -------------

Stuart Subotnick.........      -0-               -                  1,050,000          -0-                -                -
Silvia Kessel............      -0-               -                   250,000           -0-                -                -
Arnold L. Wadler.........      -0-               -                   250,000           -0-                -                -
Vincent D. Sasso, Jr.....      -0-               -                    75,000           -0-                -                -

Compensation Committee Interlocks and Insider Participation

The compensation committee of our Board of Directors consists of Messrs. Imlay, Johnson, Pompadur and White. The compensation committee is comprised entirely of independent directors and is responsible for developing and making recommendations to the board with respect to our executive compensation policies.

Compensation Committee Report on Compensation

      The following report of the compensation committee discusses our executive compensation policies:

            Messrs. Subotnick, Persing, Sasso and Wadler (prior to his resignation in December 2000) and Ms. Kessel are employed and paid by Metromedia Company, not by the Company. Pursuant to the management agreement between the Company and Metromedia Company, Metromedia provides certain services to the Company, including services rendered by the foregoing executive officers of the Company. "See Certain Relationships and Related Transactions." For the year ended December 31, 2000, the Company paid Metromedia Company a management fee of $3.75 million pursuant to the management agreement. Accordingly, we do not set the base salaries or annual cash bonus incentives of the Company's executive officers, all of whom are employed by Metromedia Company.

            Background. In general, the compensation committee seeks to set the management fee paid to Metromedia Company at a level not in excess of the amount that the Company would have to pay to an unrelated third party in order to replace the management services currently being provided to the Company by Metromedia Company pursuant to the management agreement. In determining the amount that would need to be paid to replace the Metromedia Company management services, the compensation committee considers the management fees and executive compensation paid by companies of comparable size, similar market and operating characteristics and similar prospects. The members of the compensation committee are not affiliated with Metromedia Company, and such members are therefore the directors whose approval is required to authorize the management fee under the management agreement

      Stock Options. The compensation committee administers the Company's Incentive Stock Plan. The compensation committee believes that the grant of stock options will motivate executives to create long-term growth in shareholder value. Pursuant to our 1996 Stock Option Plan, options are granted at the discretion of the compensation committee periodically. The number of option shares covered by such grants is determined based upon assessment of the individual's performance. The compensation committee considers the recommendation of and relies on information provided by our Chief Executive Officer in determining the number of option shares to be granted to the non-CEO executive officers. The compensation committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because value is created in the options only as our stock price increases after the option is granted. None of the executive officers of the Company received any stock option grants during fiscal year 2000.

      Chief Executive Officer Compensation. As stated above, Mr. Subotnick, the Chief Executive Officer of the Company, is employed and paid by Metromedia Company. Mr. Subotnick does not receive a salary, bonus or any other compensation from the Company other than stock option grants as approved by the compensation committee. Mr. Subotnick did not receive any stock option grants during fiscal year 2000.

      Compliance with Internal Revenue Code Section 162(m). One of the factors the compensation committee considers in connection with compensation matters is the anticipated tax treatment to us and to the executives of the compensation arrangements. The deductibility of certain types of compensation depends upon the timing of an executive's vesting in, or exercise of, previously granted rights. Moreover, interpretation of, and changes in, the tax laws and other factors beyond the compensation committee's control also affect the deductibility of compensation. Accordingly, the compensation committee will not necessarily limit executive compensation to that deductible under Section 162(m) of the Code. The compensation committee will consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent consistent with its other compensation objectives.

      The foregoing report of the compensation committee shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

                                        Submitted by the Compensation Committee
                                        Of the Board of Directors as of
                                        April 27, 2001

                                        John P. Imlay, Jr.
                                        Clark A. Johnson
                                        Leonard White
                                        I. Martin Pompadur

Performance Graph

      As we view our wholly owned subsidiary Snapper, Inc., as a non-core asset which we manage solely in order to maximize shareholder value, we do not believe that it would be appropriate for us to compare our performance with that of companies operating in a line of business similar to Snapper's line of business. Rather, we believe that our performance should be compared to that of telecommunications companies because the telecommunications business constitutes the strategic focus of our business operations. As a result, the following graph sets forth our total stockholder return as compared to the Standard & Poor's 500 Index and the NASDAQ Telecommunications Stock Index for the five year period from January 1, 1996 through December 31, 2000. The total stockholder return assumes $100 invested at the beginning of the period in our common stock, the Standard & Poor's 500 Index and the NASDAQ Telecommunications Index and assumes reinvestment of dividends paid.

                   TOTAL SHAREHOLDER RETURN PERFORMANCE GRAPH
                       METROMEDIA INTERNATIONAL, INC. vs.
                     S&P 500 INDEX AND NASDAQ TELECOMM INDEX

                              [LINE GRAPH OMITTED]

    Metromedia International Group, Inc. Cumulative Total Shareholder Return

                                                1996   1997   1998   1999   2000
                                                ----   ----   ----   ----   ----

Metromedia International Group, Inc. ........   $100   $ 96   $ 55   $ 48   $ 26
S&P 500 Index ...............................   $100   $131   $166   $198   $178
NASDAQ Telecomm Index .......................   $100   $142   $232   $470   $214

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 23, 2001, certain information regarding each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to own "beneficially" as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of our outstanding common stock. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

                                                                               Percentage of
                                                     Number of Shares of         Outstanding
                                               Common Stock Beneficially              Common
Name and Address of Beneficial Owner                           Owned (1)               Stock
------------------------------------                           ---------               -----
Metromedia Company.......................................      7,989,206                8.5%
One Meadowlands Plaza
East Rutherford, NJ 07073

John W. Kluge............................................  18,736,669(2)               19.6%
810 Seventh Avenue
New York, New York 10019

Stuart Subotnick.........................................  19,050,994(2)               19.9%
810 Seventh Avenue
New York, New York 10019

News PLD LLC.............................................   9,136,744(3)                9.7%
1211 Avenue of the Americas
New York, New York 10036

Snyder Capital Management, L.P...........................   8,636,701(4)                9.2%
350 California Street, Suite 1460
San Francisco, California 94104-1436

-----------

(1) Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) The amount set forth in the table above includes 12,415,455 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company a Delaware general partnership owned and controlled by John
W. Kluge and Stuart Subotnick (7,989,206 shares) and Met Telcell, Inc. ("Met Telcell") (4,426,249 shares), a corporation owned and controlled by Mr. Kluge and Mr. Subotnick, and 5,271,214 shares of common stock owned directly by a trust affiliated with Mr. Kluge (which include, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock which shares are currently convertible into 666,666 shares of common stock), and 314,325 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick serves as trustee of certain trusts affiliated with Mr. Kluge and disclaims beneficial ownership of the shares owned by such trusts. The amounts shown for Messrs. Kluge and Subotnick also include options to acquire 1,050,000 shares of common stock which are currently exercisable owned by each of Messrs. Kluge and Subotnick.

(3) Pursuant to a report on Schedule 13D filed with the Securities and Exchange Commission on October 8, 1999 by (i) The News Corporation Limited, a South Australia, Australia corporation, with its principal executive office located at 2 Holt Street, Sydney, New South Wales 2010, Australia, (ii) News America Incorporated, a Delaware corporation, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, (iii) News PLD LLC, a Delaware limited liability company, with its principal executive office located at 1211 Avenue of the Americas, New York, New York 10036, and (iv) K. Rupert Murdoch, a United States citizen, with his business address at 10201 West Pico Boulevard, Los Angeles, CA 90035. News PLD LLC primarily holds, manages and otherwise deals with The News Corporation affiliates' investment in our company.

(4) Pursuant to a report on Schedule 13D/A filed with the Securities and Exchange Commission on January 11, 2001 by Snyder Capital Management, L.P.

      The foregoing information is based on a review, as of the record date, by us of statements filed with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Exchange Act. To our best knowledge, except as set forth above, no person owns beneficially more than 5% of our outstanding common stock.

Securities Beneficially Owned by Directors and Executive Officers

      The following table sets forth the beneficial ownership of common stock as of April 23, 2001 with respect to (i) each director and director nominee, (ii) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers as a group.

                                                                                   Number of Shares of              Percentage of
                                                                                      common stock                   Outstanding
Name of Beneficial Owner                                                         Beneficially Owned (1)             common stock
------------------------                                                         ----------------------             ------------
John P. Imlay, Jr......................................................                103,000(2)(3)(4)                   *
Clark A. Johnson.......................................................                283,500(3)(4)(5)                   *
Silvia Kessel..........................................................                253,085(6)                         *
John W. Kluge..........................................................             18,736,669(7)(8)                    19.6%
Vincent D. Sasso, Jr...................................................                 75,000(9)                         *
Stuart Subotnick.......................................................             19,050,994(7)(8)                    19.9%
Leonard White..........................................................                 68,000(4)(10)                     *
John S. Chalsty........................................................                     --                            *
I. Martin Pompadur.....................................................                 37,500(11)                        *
All Directors and Executive Officers as a group (10 persons)...........             20,971,079(12)                      21.5%

----------

* Holdings do not exceed one percent of the total outstanding shares of common stock.

(1) Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

(2) Includes currently exercisable options to acquire 50,000 shares of common stock at an exercise price of $9.31 per share issued under the Metromedia International Group, Inc. 1996 Incentive Stock Plan. The 1996 Incentive Stock Plan was approved by our stockholders at our 1996 Annual Meeting of Stockholders.

(3) Includes currently exercisable options to acquire 25,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Incentive Stock Plan.

(4) Includes currently exercisable options to acquire 3,000 and 12,500 shares of common stock at an exercise price of $11.875 and $2.80 per share, respectively, and options to acquire 12,500 shares of common stock at an exercise price of $2.80 per share which options become exercisable within 60 days under the 1996 Incentive Stock Plan.

(5) Includes currently exercisable options to acquire 35,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Incentive Stock Plan.

(6) Includes currently exercisable options to acquire 250,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Incentive Stock Plan.

(7) Represents 12,415,455 shares of common stock beneficially owned through Metromedia Company of which Mr. Kluge is a general partner (7,989,206 shares) and Met Telcell (4,426,249 shares), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,271,214 shares of common stock owned directly by a trust affiliated with Mr. Kluge, which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust.

(8) Includes currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at an exercise price of $7.44 and $9.31 per share, respectively.

(9) Includes currently exercisable options to acquire 75,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Stock Plan.

(10) Includes currently exercisable options to acquire 40,000 shares of common stock at an exercise price of $9.625 per share under the 1996 Stock Plan.

(11) Includes currently exercisable options to acquire 12,500 shares of common stock at an exercise price of $4.50 per share and 12,500 shares of common stock at an exercise price of $2.80 per share. Also includes options to acquire 12,500 shares of common stock at an exercise price of $2.80 per share which become exercisable within 60 days.

(12) Includes currently exercisable options to acquire shares of common stock in the amounts and at the exercise prices set forth in the footnotes above, and also includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Relationship with Metromedia Company

      Metromedia Company and its affiliates are collectively our largest single stockholder, beneficially owning, as of April 23, 2001, approximately 19.9% of the issued and outstanding shares of common stock.

      We are party to certain agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

Management Agreement We are party to a management agreement with Metromedia Company dated November 1, 1995, as amended, pursuant to which Metromedia Company provides us with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. This management agreement terminates on October 31, 2001, and is automatically renewed for successive one year terms unless either party terminates upon 60 days prior written notice. Pursuant to an amendment dated January 1, 1999, the management fee under this management agreement was increased to $3.75 million per year, payable monthly at a rate of $312,500 per month. We are also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement. Pursuant to the management agreement, we have agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the management agreement. In fiscal 2000, Metromedia Company received no money for its out-of-pocket costs and expenses or for interest on advances extended by it to us pursuant to the management agreement.

Trademark License Agreement We are party to a license agreement with Metromedia Company, dated November 1, 1995 as amended on June 13, 1996, pursuant to which Metromedia Company has granted us a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. This license agreement can be terminated by Metromedia Company upon one month's prior written notice in the event of:

o     the expiration or termination of the management agreement;

o     a "change in control" (as defined below); or

o any of the stock or all or substantially all of the assets of any of our subsidiaries is sold or transferred, in which case, our license agreement shall terminate with respect to such subsidiary.

A change in control is defined as:

o a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) not in existence at the time of the execution of our license agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of our stock;

o a change in the composition of our Board of Directors whereby a majority of the members thereof are not directors serving on the board at the time of the license agreement or any person succeeding such director who was recommended or elected by such directors;

o a reorganization, merger or consolidation whereby, following the consummation thereof, Metromedia Company would hold less than 10% of the combined voting power of all classes of our stock;

o     a sale or other disposition of all or substantially all of our assets; or

o any transaction the result of which would be that the common stock would not be required to be registered under the Securities Exchange Act of 1934 and the holders of common stock would not receive common stock of the survivor of the transaction which is required to be registered under the Securities Exchange Act of 1934.

      In addition, Metromedia Company has reserved the right to terminate the license agreement in its entirety immediately upon written notice to us if, in Metromedia Company's sole judgment, our continued use of "Metromedia" as a trade name would jeopardize or be detrimental to the goodwill and reputation of Metromedia Company.

      Pursuant to the Metromedia license agreement, we have agreed to indemnify and hold Metromedia Company harmless against any and all losses, claims, suits, actions, proceedings, investigations, judgments, deficiencies, damages, settlements, liabilities and reasonable legal (and other expenses related thereto) arising in connection with the license agreement.

      We believe that the terms of each of the transactions described above were no less favorable to us than could have been obtained from non-affiliated parties.

Indemnification Agreements

      We have entered into indemnification agreements with certain directors. These indemnification agreements provide for indemnification of such directors to the fullest extent authorized or permitted by law. They also provide for:

o advancement by us of expenses incurred by the director in defending certain litigation;

o the appointment in certain circumstances of an independent legal counsel to determine whether the director is entitled to indemnification; and

o the continued maintenance by us of directors' and officers' liability insurance which currently consists of $25 million of primary coverage.

      The indemnification agreements were approved by our stockholders at its 1993 Annual Meeting of Stockholders.


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


Dated: April 30, 2001


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

              Signature                                      Title                                              Date
              ---------                                      -----                                              ----
          /s/ John W. Kluge                Chairman of the Board                                            April 30, 2001
---------------------------------------
            John W. Kluge

         /s/ Stuart Subotnick              Vice Chairman of the Board, President and Chief
---------------------------------------      Executive Officer (Principal Executive Officer)                April 30, 2001
           Stuart Subotnick

          /s/ Silvia Kessel                Executive Vice President, Chief Financial Officer,
---------------------------------------      Treasurer and Director (Principal Financial Officer)           April 30, 2001
            Silvia Kessel

      /s/ Vincent D. Sasso, Jr.            Vice President (Principal Accounting Officer)                    April 30, 2001
---------------------------------------
        Vincent D. Sasso, Jr.

       /s/ John Steele Chalsty             Director                                                         April 30, 2001
---------------------------------------
         John Steele Chalsty

        /s/ John P. Imlay, Jr.             Director                                                         April 30, 2001
---------------------------------------
          John P. Imlay, Jr.

         /s/ Clark A. Johnson              Director                                                         April 30, 2001
---------------------------------------
           Clark A. Johnson

        /s/ I. Martin Pompadur             Director                                                         April 30, 2001
---------------------------------------
          I. Martin Pompadur

          /s/ Leonard White                Director                                                         April 30, 2001
---------------------------------------
            Leonard White

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


Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $208.7 million in funding of which $43.9 million in funding obligations remain at December 31, 2000. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.


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


At December 31, 2000 the fair value of the Senior Discount Notes is approximately $111.2 million.


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

The Company's segment information is set forth as of and for the years ended December 31, 2000, 1999 and 1998 in the following tables (in thousands):

                      Metromedia International Group, Inc.

                          Year ended December 31, 2000
                                 (in thousands)

                                                                   Communications Group - Eastern Europe and
                                                                    the Republics of the Former Soviet Union
                                            --------------------------------------------------------------------------------------

                                              Wireless      Fixed         Cable        Radio                  Segment
                                             Telephony    Telephony    Television   Broadcasting   Paging   Headquarters    Total
                                            -----------  -----------  ------------  ------------  --------  ------------  ---------
Combined
Revenues                                     $  77,420    $ 137,675    $  36,161    $  16,311    $   8,998    $  3,170    $ 279,735
Asset impairment charge                             --           --           --           --           --         409          409
Depreciation and amortization                   22,176       29,663       12,004        1,332        1,306      34,975      101,456
Operating income (loss)                         13,640       19,785       (3,168)        (925)      (1,658)    (64,334)     (36,660)

Consolidated
Revenues                                     $  13,837    $ 103,957    $   7,263    $  14,709    $   1,599    $  3,170    $ 144,535
Gross profit
Reduction in estimate of restructuring and
    asset impairment charge                         --           --           --           --           --         409          409
Depreciation and amortization                    5,005       16,821        3,266        1,171          246      34,975       61,484
Operating income (loss)                         (3,917)      30,925       (1,565)        (555)         282     (64,334)     (39,164)

Unconsolidated Joint Ventures
Revenues                                     $  63,583    $  33,718    $  28,898    $   1,602    $   7,399          --    $ 135,200
Depreciation and amortization                   17,171       12,842        8,738          161        1,060          --       39,972
Operating income (loss)                         17,557      (11,140)      (1,603)        (370)      (1,940)         --        2,504
Net income (loss)                                9,639      (14,648)     (11,017)        (133)      (2,433)         --      (18,592)
Equity in income (losses) of unconsolidated
    investees                                   10,408       (6,870)      (5,066)        (307)      (6,195)         --       (8,030)
Gain on disposition of businesses, net                                                                                       59,020
Foreign currency loss                                                                                                          (714)
Minority interest                                                                                                            (7,150)
Interest expense
Interest income
Other income
Income tax expense

Net loss


Capital expenditures                                                                                                         18,069
Assets at December 31, 2000                                                                                                 552,311

                                            Communications
                                                 Group-                 Corporate
                                                 China       Snapper    Headquarters  Consolidated
                                              ------------  ----------  ------------  -------------
Combined
Revenues
Asset impairment charge
Depreciation and amortization
Operating income (loss)

Consolidated
Revenues                                        $    329    $ 167,981      $   --    $ 312,845
Gross profit                                                   56,971
Reduction in estimate of restructuring and
    asset impairment charge                       (4,078)          --          --       (3,669)
Depreciation and amortization                        295        5,671          70       67,520
Operating income (loss)                           (1,510)       3,972      (1,955)     (38,657)

Unconsolidated Joint Ventures
evenues                                              --
Depreciation and amortization                         38
Operating income (loss)                             (683)
Net income (loss)                                   (683)
Equity in income (losses) of unconsolidated
    investees                                       (683)         --           --       (8,713)
Gain on disposition of businesses, net                --          --           --       59,020
Foreign currency loss                                 --          --           --         (714)
Minority interest                                  2,359          --           --       (4,791)
Interest expense                                                                       (31,047)
Interest income                                                                          5,724
Other income                                                                             5,157
Income tax expense                                                                     (10,283)
                                                                                     ---------
Net loss                                                                             $ (24,304)
                                                                                     =========
Capital expenditures                                 285       3,267           --    $  21,621
Assets at December 31, 2000                        2,412     121,313       60,083    $ 736,119

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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      METROMEDIA INTERNATIONAL GROUP, INC.
                       Condensed Statements of Operations
                    (in thousands, except per share amounts)

                                                                             Years ended December 31,
                                                                   --------------------------------------------
                                                                     2000              1999              1998
                                                                   --------         ---------         ---------
Revenues                                                           $     --         $      --         $      --
Cost and expenses:
    Selling, general and administrative                               1,886             6,313              (905)
    Depreciation and amortization                                        69                21                 9
                                                                   --------         ---------         ---------
Operating income (loss)                                              (1,955)           (6,334)              896
Interest income (expense), net                                       18,908            14,266            14,926
Equity in losses of subsidiaries                                    (46,646)         (137,139)         (153,423)
Other income                                                          5,000                --                --
Income tax benefit                                                      389                --             1,615
                                                                   --------         ---------         ---------
Loss from continuing operations                                     (24,304)         (129,207)         (135,986)
Discontinued operations:
    Loss on disposition                                                  --           (12,776)           12,316
                                                                   --------         ---------         ---------
Net loss                                                            (24,304)         (141,983)         (123,670)
Cumulative convertible preferred stock dividend requirement         (15,008)          (15,008)          (15,008)
                                                                   --------         ---------         ---------
Net loss attributable to common stockholders                       $(39,312)        $(156,991)        $(138,678)
                                                                   ========         =========         =========
Weighted average number of common shares - Basic                     93,978            75,232            68,955
                                                                   ========         =========         =========
Income (loss) per common share - Basic:
    Continuing operations                                          $  (0.42)        $   (1.92)        $   (2.19)
    Discontinued operations                                        $     --         $   (0.17)        $    0.18
    Net loss                                                       $  (0.42)        $   (2.09)        $   (2.01)
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