Form 10-Q
period 2001-03-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2001-05-15
CIK 39547

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

     FOR THE PERIOD ENDED MARCH 31, 2001

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 8, 2001 WAS
94,034,947.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     24

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     58

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     60

Item 6. Exhibits and Reports on Form 8-K....................     63

Signature...................................................     64

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
Revenues:
  Communications Group......................................   $ 33,155   $ 31,245
  Snapper...................................................     53,627     50,182
                                                               --------   --------
                                                                 86,782     81,427
Cost and expenses:
  Cost of sales and operating expenses--Communications
    Group...................................................     11,169      8,281
  Cost of sales and operating expenses--Snapper.............     34,136     32,619
  Selling, general and administrative.......................     34,585     34,413
  Depreciation and amortization.............................     18,460     16,191
                                                               --------   --------
Operating loss..............................................    (11,568)   (10,077)

Other income (expense):
  Interest expense..........................................     (7,511)    (7,928)
  Interest income...........................................      1,648        891
  Equity in income (losses) of unconsolidated investees.....     (3,806)       250
  Foreign currency loss.....................................       (334)      (478)
  Other income..............................................         30      2,500
                                                               --------   --------
                                                                 (9,973)    (4,765)
                                                               --------   --------
Loss before income tax expense and minority interest........    (21,541)   (14,842)
Income tax expense..........................................     (2,338)    (2,508)
Minority interest...........................................        (91)       819
                                                               --------   --------
Net loss....................................................    (23,970)   (16,531)
Cumulative convertible preferred stock dividend
  requirement...............................................     (3,752)    (3,752)
                                                               --------   --------
Net loss attributable to common stockholders................   $(27,722)  $(20,283)
                                                               ========   ========
Weighted average number of common shares--Basic.............     94,035     93,807
                                                               ========   ========
Loss per common share--Basic and Diluted:
  Net loss attributable to common stockholders..............   $  (0.29)  $  (0.22)
                                                               ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                MARCH 31,    DECEMBER 31,
                                                                  2001           2000
                                                               -----------   -------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $   65,895     $    80,236
  Accounts receivable:
    Snapper, net............................................       41,363          23,297
    Communications Group, net...............................       17,940          17,883
    Other, net..............................................          344             764
  Inventories...............................................       67,142          65,029
  Other assets..............................................       17,800          20,078
                                                               -----------    -----------
      Total current assets..................................      210,484         207,287
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................      113,502         117,908
Property, plant and equipment, net of accumulated
  depreciation..............................................      178,936         180,800
Intangible assets, less accumulated amortization............      216,374         224,819
Other assets................................................        5,343           5,305
                                                               -----------    -----------
      Total assets..........................................   $  724,639     $   736,119
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $   35,431     $    37,361
  Accrued expenses..........................................       81,839          81,514
  Current portion of long-term debt.........................        4,536           4,834
                                                               -----------    -----------
      Total current liabilities.............................      121,806         123,709
Long-term debt..............................................      247,583         230,036
Other long-term liabilities.................................        6,004           5,667
                                                               -----------    -----------
      Total liabilities.....................................      375,393         359,412
                                                               -----------    -----------
Minority interest...........................................       33,123          33,031
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............      207,000         207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,034,947 shares at
    March 31, 2001 and December 31, 2000....................       94,035          94,035
  Paid-in surplus...........................................    1,102,769       1,102,769
  Accumulated deficit.......................................   (1,081,318)     (1,053,596)
  Accumulated other comprehensive loss......................       (6,363)         (6,532)
                                                               -----------    -----------
      Total stockholders' equity............................      316,123         343,676
                                                               -----------    -----------
      Total liabilities and stockholders' equity............   $  724,639     $   736,119
                                                               ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(23,970)  $(16,531)
Items not requiring cash outlays:
  Equity in (income) losses of unconsolidated investees.....     3,806       (250)
  Depreciation and amortization.............................    18,460     16,191
  Other income..............................................        --     (2,500)
  Minority interest.........................................        91       (819)
  Amortization of interest..................................     4,838      4,488
Changes in:
  Accounts receivable.......................................   (17,703)    (9,792)
  Inventories...............................................    (2,113)      (211)
  Other assets and liabilities..............................     2,561     (2,297)
  Accounts payable and accrued expenses.....................    (1,701)     1,095
  Other operating activities, net...........................       204       (440)
                                                              --------   --------
    Cash used in operating activities.......................   (15,527)   (11,066)
                                                              --------   --------
Investing activities:
  Investments in and advances to joint ventures.............      (348)        --
  Distributions from joint ventures.........................       946     21,210
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................    (2,104)    (2,437)
  Additions to property, plant and equipment................    (6,063)    (4,759)
  Cash received on settlement of option.....................        --     11,000
                                                              --------   --------
    Cash provided by (used in) investing activities.........    (7,569)    25,014
                                                              --------   --------
Financing activities:
  Proceeds from issuance of debt............................    15,318      5,598
  Payments on notes and debt................................    (2,811)    (4,697)
  Proceeds from issuance of common stock related to
    incentive plans.........................................        --      1,153
  Preferred stock dividends paid............................    (3,752)    (3,752)
                                                              --------   --------
    Cash provided by (used in) financing activities.........     8,755     (1,698)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (14,341)    12,250
Cash and cash equivalents at beginning of period............    80,236     50,985
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 65,895   $ 63,235
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                          7 1/4%
                                        CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                                   --------------------   ---------------------                                  OTHER
                                   NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT     INCOME (LOSS)
                                   ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31, 1999......  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)

Net loss.........................        --          --           --        --            --      (16,531)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --          (296)

Total comprehensive loss.........

Issuance of stock related to
  incentive plans................        --          --      739,709       739           414           --            --

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --       (3,752)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, March 31, 2000.........  4,140,000   $207,000   94,024,298   $94,024    $1,102,722   $(1,034,567)     $(3,670)
                                   =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31, 2000......  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,053,596)     $(6,532)

Net loss.........................        --          --           --        --            --      (23,970)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --           169

Total comprehensive loss.........

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --       (3,752)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, March 31, 2001.........  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,081,318)     $(6,363)
                                   =========   ========   ==========   =======    ==========   ===========      =======


                                       TOTAL
                                   COMPREHENSIVE
                                       LOSS
                                   -------------
Balances, December 31, 1999......    $     --
Net loss.........................     (16,531)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................        (296)
                                     --------
Total comprehensive loss.........    $(16,827)
                                     ========
Issuance of stock related to
  incentive plans................
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, March 31, 2000.........
Balances, December 31, 2000......    $     --
Net loss.........................     (23,970)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................         169
                                     --------
Total comprehensive loss.........    $(23,801)
                                     ========
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, March 31, 2001.........

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc., Snapper Inc. and PLD Telekom Inc. PLD Telekom, Metromedia International Telecommunications ("MITI") and its majority owned subsidiary, Metromedia China Corporation ("MCC"), are together known as the "Communications Group". All significant intercompany transactions and accounts have been eliminated.

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

Although the Company is engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks and bondholders. As a result, the financial statements have been prepared assuming the Company continues to operate each of its lines of business. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

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

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000, have been included. The

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operating systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $40.0 million at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit documents from making dividend payments or advances, other than certain permitted repayments, to the Company.

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

If the Company is unable to come to terms with the financial institution that is providing Snapper's floor plan financing, the Company will be required to pursue alternative sources of financing. Alternatives include negotiating a new floor plan financing arrangement with another financial institution or pursuing additional working capital financing with either its existing lender or another financial institution. The Company believes that it will either come to terms with the current financial institution or find an alternative source of financing. However, if the Company is unable to come to terms with the current financial institution or find an alternative, Snapper may be required to significantly reduce its production schedule and current operations. Under this scenario, Snapper would be required to self-finance the receivables from its dealers commencing June 13, 2001 and fully utilize its existing working capital facility by the end of December 2001 to fund operations. Snapper's reduced

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) production levels would reduce revenues in the last quarter of 2001 and have an adverse impact on Snapper's revenues in 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding. In the event of adverse weather conditions or other factors which adversely impact sales, further actions may be required.

The Company will be required to pay interest on its 10 1/2% senior discount notes issued in connection with the acquisition of PLD Telekom commencing September 30, 2002. The Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its debt service, on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its longer-term liquidity needs (including debt service) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth, and control of operating expenses.

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

Advances are made to joint ventures and subsidiaries in the form of cash for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $208.7 million in funding of which $43.3 million in funding obligations remain at March 31, 2001. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
2000 IMPAIRMENT CHARGES

Certain of the Company's joint ventures have continued to incur operating losses. As part of its ongoing review of these operations, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying values, the Company utilized a discounted cash flow model or current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million in 2000.

1999 RESTRUCTURING CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired foreign staff. In 1999 the Company recorded a charge of $8.4 million in connection with this restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to March 31, 2001 (in thousands):

                                      DECEMBER 31,                            DECEMBER 31,              MARCH 31,
TYPE OF COST                              1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS     2001
------------                          ------------   --------   -----------   ------------   --------   ---------
Employee separations................     $5,872      $(3,953)      $(676)        $1,243       $ (26)     $1,217
Facility closings...................      1,456       (1,123)       (147)           186        (126)         60
                                         ------      -------       -----         ------       -----      ------
                                         $7,328      $(5,076)      $(823)        $1,429       $(152)     $1,277
                                         ======      =======       =====         ======       =====      ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated. The restructuring accrual is included in accrued expenses in the accompanying balance sheet at March 31, 2001 and December 31, 2000.

EQUITY METHOD INVESTMENT INFORMATION

At March 31, 2001 and December 31, 2000, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                                         YEAR
                                                                                      OPERATIONS
NAME                                               2001       2000     OWNERSHIP %   COMMENCED (1)
----                                             --------   --------   -----------   -------------
WIRELESS TELEPHONY
Magticom, Georgia..............................  $ 21,066   $ 19,148         35%         1997
Tyumenruskom, Russia (2).......................      (289)      (289)        46%         1999
BELCEL, Belarus................................     4,546      4,093         50%         1999
                                                 --------   --------
                                                   25,323     22,952
                                                 --------   --------
FIXED TELEPHONY
Comstar (3)....................................    60,016     61,007         50%         2000
MTR-Sviaz, Russia (2)..........................     1,797      1,973         49%         1999
Telecom Georgia, Georgia.......................     2,523      2,802         30%         1994
Instaphone, Kazakhstan (2).....................        --         --         50%         1998
Caspian American Telecom, Azerbaijan (2).......        --         --         37%         1999
                                                 --------   --------
                                                   64,336     65,782
                                                 --------   --------
CABLE TELEVISION
Sun TV, Chisinau, Moldova (4)..................        --      2,907         91%         1994
Kosmos TV, Moscow, Russia......................     6,008      5,471         50%         1992
Baltcom TV, Riga, Latvia.......................     3,720      4,645         50%         1992
Kamalak TV, Tashkent, Uzbekistan...............     1,151      2,623         50%         1993
Cosmos TV, Minsk, Belarus......................     1,517      2,195         50%         1996
Alma TV, Almaty, Kazakhstan....................     4,315      5,467         50%         1995
Teleplus, St. Petersburg, Russia (2)...........       (27)       (31)        45%         1998
                                                 --------   --------
                                                   16,684     23,277
                                                 --------   --------
PAGING
Kamalak Paging, Tashkent, Uzbekistan...........     1,274      1,263         50%         1993
Mobile Telecom, Russia (2)(5)..................        --        500         50%         1998
Baltcom Plus, Latvia (2).......................        --         --         50%         1995
Paging One, Georgia (2)........................        --         --         45%         1994
Raduga Poisk, Nizhny Novgorod, Russia (2)......        --         --         45%         1994
PT Page, St. Petersburg, Russia (2)............        --         --         40%         1995
Paging Ajara, Batumi, Georgia (2)..............        --         --         35%         1997
Kazpage, Kazakhstan (2)........................        --         --      26-41%         1997
Alma Page, Almaty, Kazakhstan (2)..............        --         --         50%         1995
                                                 --------   --------
                                                    1,274      1,763
                                                 --------   --------
RADIO BROADCASTING
AS Trio LSL, Estonia...........................       933      1,318         49%         1997
                                                 --------   --------
                                                      933      1,318
                                                 --------   --------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                         YEAR
                                                                                      OPERATIONS
NAME                                               2001       2000     OWNERSHIP %   COMMENCED (1)
----                                             --------   --------   -----------   -------------
PRE-OPERATIONAL (6)
Other..........................................     4,952      2,816
                                                 --------   --------
                                                    4,952      2,816
                                                 --------   --------
Total..........................................  $113,502   $117,908
                                                 ========   ========

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) Investment balance reflects write down of investment.

(3) In December 2000, the Company purchased its 50% interest in Comstar for $61.4 million of which approximately $44.0 million was allocated to goodwill and intangibles based upon the preliminary purchase price allocation.

(4) The Communications Group increased its ownership in Sun TV to 91% in the fourth quarter of 2000. The results of operations are consolidated for the first quarter of 2001.

(5) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not yet made any earnout payments, based on the operational results of the ventures.

(6) At March 31, 2001 and December 31, 2000, amounts disbursed for proposed joint ventures and pre-operational joint ventures are included in pre-operational joint ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of March 31, 2001 and December 31, 2000, and combined statement of operations financial information for the three months ended March 31, 2001 and 2000, of the Company's joint ventures accounted for under the equity method, that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
Assets:
  Current assets......................................  $ 44,598      $ 51,356
  Investments in systems and equipment................   151,343       157,084
  Other assets........................................     1,327         1,179
                                                        --------      --------
    Total assets......................................  $197,268      $209,619
                                                        ========      ========
Liabilities and Joint Ventures' Deficit:
  Current liabilities.................................  $ 64,197      $ 66,056
  Amount payable under credit facility................    73,681        93,229
  Other long-term liabilities.........................    21,188        28,189
                                                        --------      --------
                                                         159,066       187,474
  Joint ventures' equity..............................    38,202        22,145
                                                        --------      --------
    Total liabilities and joint ventures' deficit.....  $197,268      $209,619
                                                        ========      ========

COMBINED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                         2001          2000
                                                      ----------   ------------
Revenues............................................   $ 41,573      $ 34,287
Costs and Expenses:
  Cost of sales and operating expenses..............     16,497         7,892
  Selling, general and administrative...............     14,670        15,798
  Depreciation and amortization.....................      9,182         8,649
                                                       --------      --------
    Total expenses..................................     40,349        32,339
                                                       --------      --------
Operating income....................................      1,224         1,948
Interest expense....................................     (2,313)       (4,197)
Other expense.......................................     (1,637)       (1,009)
Foreign currency transactions.......................       (674)         (755)
                                                       --------      --------
Net loss............................................   $ (3,400)     $ (4,013)
                                                       ========      ========

For the three months ended March 31, 2001 and 2000 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) yet operational or which are no longer reported since they have been written-off, are not included in the above summary.

The following tables represent summary financial information for the Company's operating unconsolidated joint ventures being grouped as indicated as of and for the three months ended March 31, 2001 and 2000. For the three months ended
March 31, 2001 and 2000 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                              THREE MONTHS ENDED MARCH 31, 2001
                                           -----------------------------------------------------------------------
                                           WIRELESS      FIXED       CABLE         RADIO
                                           TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                           ---------   ---------   ----------   ------------   --------   --------
Revenues.................................   $11,376    $ 22,987      $ 6,525        $ 371       $  314    $ 41,573
Depreciation and amortization............     2,927       4,065        2,093           43           54       9,182
Operating income (loss)..................     3,410       1,381       (3,458)        (141)          32       1,224
Interest income..........................        --         168           --           --           --         168
Interest expense.........................       572         562        1,168           11           --       2,313
Net income (loss)........................     2,688        (108)      (5,785)        (151)         (44)     (3,400)
Assets...................................    60,292     110,413       25,923          291          349     197,268
Capital expenditures.....................     4,719       1,430        2,892           --           --       9,041
Net investment in joint ventures.........    25,323      64,336       16,684          933        1,274     108,550
Equity in income (losses) of
  unconsolidated investees...............     1,668         176       (4,617)        (490)        (543)     (3,806)

                                                               THREE MONTHS ENDED MARCH 31, 2000
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $16,417     $ 7,232      $ 7,856       $  545       $2,237    $ 34,287
Depreciation and amortization.............     4,515       1,391        2,516           53          174       8,649
Operating income (loss)...................     3,929      (1,891)         154          (19)        (225)      1,948
Interest income...........................        --          --            3           --           --           3
Interest expense..........................     2,146         524        1,462           13           52       4,197
Net income (loss).........................     1,320      (2,863)      (1,910)         (52)        (508)     (4,013)
Assets....................................    99,215      37,001       32,352        1,000        3,617     173,185
Capital expenditures......................     9,052       3,007        1,765           --          380      14,204
Net investment in joint ventures..........    23,916      11,733       24,931        1,722        8,251      70,553
Equity in income (losses) of
  unconsolidated investees................     2,549      (1,524)        (393)         (37)        (345)        250

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--CHINA

The Company has made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its operations and investments in China. At March 31, 2001, MCC owed $8.1 million under this credit agreement (including accrued interest).

In May 1999, MCC's wholly-owned subsidiary, Asia American Telecommunications ("AAT"), entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. ("All Warehouse"), a Chinese trading company, to form Huaxia Metromedia Information Technology
Co., Ltd ("Huaxia JV"). The Huaxia JV was established in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients. The terms under which Huaxia JV was originally established required a total amount to be invested in the joint venture of $25.0 million, of which $10.0 million had to be in the form of registered capital contributions from its shareholders. At its formation, AAT owned a 49% interest in Huaxia JV and was obligated to make total registered capital contributions of $4.9 million over a three-year period. All Warehouse owned a 51% interest, obligating it to contribute $5.1 million. The remaining investment in Huaxia JV was to be in the form of up to $15.0 million of loans from AAT.

On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. AAT's only material cost for its increased ownership position in Huaxia JV was a corresponding increase in its obligation for future registered capital contributions. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership. Huaxia's business license remains unchanged as to permitted business activities and capitalization requirements.

The terms under which Huaxia JV is currently established require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years. As of March 31, 2001, AAT had made $1.6 million of its scheduled registered capital investment. AAT accounted for Huaxia JV as an equity method investment until assuming 98% ownership and control of the venture on September 20, 2000. For the three months ended March 31, 2000, Huaxia JV had not commenced material operations. The Company consolidated the results of operations of Huaxia JV subsequent to September 30, 2000.

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a Delaware limited liability company, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars, at which time Twin Poplars owned a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture established to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture.

As of March 31, 2001, the MCC had advanced $1.6 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of March 31, 2001 MCC owns an indirect 87% interest in the 66cities JV. The approved total investment level for 66cities JV is $2.5 million of which

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--CHINA (CONTINUED)
$1.8 million shall be in the form of registered capital. As of March 31, 2001, Twin Poplars had invested $1.3 million registered capital in and advanced $302,000 to 66cities JV.

On March 20, 2001, MCC completed registration and establishment of Clarity Data Systems Co., Ltd. ("Clarity"), a wholly foreign owned enterprise. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested the initial $375,000 of Clarity's registered capital on April 4, 2001.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of March 31, 2001 Clarity had conducted no material business operations.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are to be included in the computation when a loss from continuing operations attributable to common stockholders exists. For the three months ended March 31, 2001 and 2000, the Company had losses from continuing operations.

At March 31, 2001 and 2000, the Company had potentially dilutive shares of common stock of 24,799,000 and 26,994,000, respectively.

5. INVESTMENT IN RDM

On August 29, 1997, RDM Sports Group, Inc. and certain of its affiliates filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code. At the time of the filings, the Company owned 39% of the outstanding common stock of RDM Sports Group, Inc. In addition, during the chapter 11 case the Company honored a $15.0 million guaranty obligation to RDM's pre-petition senior secured lender, and, as a result, the Company has asserted a subrogation claim in that amount (together with interest and other amounts owing in respect thereof) in the RDM chapter 11 case. On February 19, 1998, the Bankruptcy Court ordered the appointment of a chapter 11 trustee. On July 18, 2000, the Bankruptcy Court confirmed the Second Amended and Restated Joint Chapter 11 Plan of Liquidation for RDM Sports Group, Inc. and Related Debtor Entities (the "Plan"). Under the Plan the Company's 39% equity interest will likely be cancelled by operation of the Plan. The treatment of the aforementioned subrogation claim under the Plan remains subject to the bankruptcy-related proceedings described below.

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral arguments on March 20, 2001. The appeal to the Eleventh Circuit is pending.

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

On July 17, 2000, the bankruptcy court approved the Plan. Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved and the right to continue the adversary proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in both the former creditors' committee adversary proceeding and the former bondholders' committee adversary proceeding. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
motions (a) to lift the stay in the HAYS V. FONG adversary proceeding, (b) to consolidate the HAYS V. FONG adversary proceeding with the former creditors' committee adversary proceeding, the former bondholders' committee adversary proceeding and another adversary proceeding--HAYS, ET AL. V. EQUITEX, ET AL., Adv. Proc. No. 00-1065--which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied. On March 22, 2001, the liquidating agent filed a lien avoidance action against the Company, HAYES, ET AL. V. METROMEDIA INTERNATIONAL GROUP, INC., ET AL., Adv. Proc. No. 01-1026. On May 7, 2001, the Company filed a motion to dismiss the former creditors' committee adversary proceedings and the former bondholders' committee adversary proceeding. Also on May 7, 2001, the Company filed a motion seeking to have such adversary proceeding withdrawn from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

6. BUSINESS SEGMENT DATA

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. The Communications Group is developing e-commerce business opportunities in China and currently owns controlling interests in Chinese software services and information services joint ventures.

Snapper manufactures Snapper-Registered Trademark- brand premium priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense.

The Company's segment information is set forth as of and for the three months ended March 31, 2001, and 2000 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                       THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $14,406     $44,462     $ 9,843      $4,861     $ 430     $   517    $ 74,519
Depreciation and amortization.....     4,121       8,386       3,812         546       104       9,110      26,079
Operating income (loss)...........     2,285       3,514      (5,340)        697       (37)    (13,644)    (12,525)
CONSOLIDATED
Revenues..........................   $ 3,030     $21,475     $ 3,318      $4,490     $ 116     $   517    $ 32,946
Gross profit......................
Depreciation and amortization.....     1,194       4,321       1,719         503        50       9,110      16,897
Operating income (loss)...........    (1,125)      2,133      (1,882)        838       (69)    (13,644)    (13,749)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $11,376     $22,987     $ 6,525      $  371     $ 314     $    --    $ 41,573
Depreciation and amortization.....     2,927       4,065       2,093          43        54          --       9,182
Operating income (loss)...........     3,410       1,381      (3,458)       (141)       32          --       1,224
Net income (loss).................     2,688        (108)     (5,785)       (151)      (44)         --      (3,400)
Equity in income (losses) of
  unconsolidated investees........     1,668         176      (4,617)       (490)     (543)         --      (3,806)
Foreign currency loss.............                                                                            (334)
Minority interest.................                                                                            (197)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           5,471
Assets at March 31, 2001..........                                                                         533,983


                                    COMMUNICATIONS                CORPORATE
                                     GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $   209       $ 53,627     $    --        $ 86,782
Gross profit......................                      19,491
Depreciation and amortization.....          208          1,339          16          18,460
Operating income (loss)...........       (2,083)         5,969      (1,705)        (11,568)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $    --
Depreciation and amortization.....           --
Operating income (loss)...........           --
Net income (loss).................           --
Equity in income (losses) of
  unconsolidated investees........           --             --          --          (3,806)
Foreign currency loss.............           --             --          --            (334)
Minority interest.................          106             --          --             (91)
Interest expense..................                                                  (7,511)
Interest income...................                                                   1,648
Other income......................                                                      30
Income tax expense................                                                  (2,338)
                                                                                  --------
Net loss..........................                                                $(23,970)
                                                                                  ========
Capital expenditures..............          159            433          --        $  6,063
Assets at March 31, 2001..........        2,141        141,615      46,900        $724,639

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $19,911     $27,489     $ 9,386      $5,298     $2,769    $   679    $ 65,532
Depreciation and amortization.....     5,813       5,400       3,198         331        246      8,304      23,292
Operating income (loss)...........     3,030         598        (226)        310       (231)   (12,519)     (9,038)
CONSOLIDATED
Revenues..........................   $ 3,494     $20,257     $ 1,530      $4,753     $  532    $   679    $ 31,245
Gross profit......................
Depreciation and amortization.....     1,298       4,009         682         278         72      8,304      14,643
Operating income (loss)...........      (899)      2,489        (380)        329         (6)   (12,519)    (10,986)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $16,417     $ 7,232     $ 7,856      $  545     $2,237         --    $ 34,287
Depreciation and amortization.....     4,515       1,391       2,516          53        174         --       8,649
Operating income (loss)...........     3,929      (1,891)        154         (19)      (225)        --       1,948
Net income (loss).................     1,320      (2,863)     (1,910)        (52)      (508)        --      (4,013)
Equity in income (losses) of
  unconsolidated investees........     2,549      (1,524)       (393)        (37)      (345)        --         250
Foreign currency loss.............                                                                            (478)
Minority interest.................                                                                            (638)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           4,244
Assets at December 31, 2000.......                                                                         552,311


                                    COMMUNICATIONS                CORPORATE
                                     GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $ 50,182     $    --        $ 81,427
Gross profit......................                      17,563
Depreciation and amortization.....           52          1,479          17          16,191
Operating income (loss)...........       (1,905)         4,165      (1,351)        (10,077)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $    --
Depreciation and amortization.....           --
Operating income (loss)...........           --
Net income (loss).................           --
Equity in income (losses) of
  unconsolidated investees........           --             --          --             250
Foreign currency loss.............           --             --          --            (478)
Minority interest.................        1,457             --          --             819
Interest expense..................                                                  (7,928)
Interest income...................                                                     891
Other income......................                                                   2,500
Income tax expense................                                                  (2,508)
                                                                                  --------
Net loss..........................                                                $(16,531)
                                                                                  ========
Capital expenditures..............           23            492          --        $  4,759
Assets at December 31, 2000.......        2,412        121,313      60,083        $736,119

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations in different geographic locations for the three months ended March 31, 2001 and 2000 and as of March 31, 2001 and December 31, 2000 is as follows (in thousands):

                                                             REVENUES              ASSETS
                                                        ------------------   -------------------
COUNTRY                                                   2001      2000       2001       2000
-------                                                 --------   -------   --------   --------
Azerbaijan............................................  $    --    $    --   $     27   $     27
Belarus...............................................      106        212      6,126      6,850
Bulgaria..............................................       --         --        412        352
Cyprus................................................       --         --         49         26
Czech Republic........................................      324        558      2,256      2,367
Estonia...............................................      116        118      1,209      1,520
Finland...............................................       --         --      1,141         --
Georgia...............................................      584         64     29,500     28,535
Germany...............................................       --         45         --         --
Hungary...............................................    1,123      2,049      4,917      4,595
Kazakhstan............................................    3,030      3,282     53,883     56,796
Kyrgystan.............................................      127         41      1,742      1,794
Latvia................................................      186        156      4,292      5,199
Lithuania.............................................      365        320      1,368      1,391
Moldova...............................................      570         --      3,409      2,907
People's Republic of China............................      209         --      2,141      2,412
Romania...............................................    1,516      1,124      9,522     10,444
Russia................................................   24,490     22,374    296,370    303,355
Ukraine...............................................       --        230        688        688
United Kingdom........................................       --         --         74         12
United States (1).....................................      409        672    114,574    121,567
Uzbekistan............................................       --         --      2,424      3,886
                                                        -------    -------   --------   --------
                                                        $33,155    $31,245   $536,124   $554,723
                                                        =======    =======   ========   ========

------------------------

(1) Assets include goodwill of $110.6 million, and $112.0 million at March 31, 2001 and December 31, 2000, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at March 31, 2001 and December 31, 2000 was $4.2 million and $3.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of March 31, 2001 and December 31, 2000 (in thousands):

                                                              2001      2000
                                                            --------   -------
Lawn and garden equipment:
  Raw materials...........................................  $ 9,170    $ 8,665
  Finished goods..........................................   54,061     52,294
                                                            -------    -------
                                                             63,231     60,959
                                                            -------    -------
Telecommunications:
  Pagers..................................................      131        131
  Telephony...............................................    3,039      3,029
  Cable...................................................      741        910
                                                            -------    -------
                                                              3,911      4,070
                                                            -------    -------
                                                            $67,142    $65,029
                                                            =======    =======

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $4.8 million and $4.5 million for the three months ended March 31, 2001 and 2000, respectively.

OTHER INCOME

For the three months ended March 31, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

8. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or changes in government regulations or policies (including licensing requirements and laws restricting foreign ownership), imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment No. 1 "Item 1--Risks Associated with the Company."

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's subsidiaries and joint ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and joint ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase.

RISKS ASSOCIATED WITH THE COMPANY'S CHINA E-COMMERCE JOINT VENTURES

All of the Company's China-based business units operate pursuant to business licenses issued by the Chinese government. A condition of each license is that the business unit shall comply with all Chinese regulations, both as presently formed and as may be issued in the future. Such regulations may prohibit certain business activities and may limit foreign investment in Chinese enterprises engaged in certain business activities. The Company believes that the current and intended business activities of all of its China-based business units comply with currently published regulations, and that the current extent of the Company's foreign ownership in these units is similarly permitted. Future changes to or domestic interpretations of the regulations could, however, limit business activity or the Company's ownership interests or both.

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

The Company's Huaxia JV was established to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as those offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own ventures) that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
business restricted from foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities is also providing administrative services of billings and collections on behalf of the Chinese publisher, for which it is being reimbursed. The current contract expires on June 30, 2001 and the Company is negotiating an extension. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments and such adjustment could adversely affect 66cities JV's overall costs of operation.

The newly established Clarity unit will engage in a form of application service provision, in addition to direct sale of application software products. Remote provision of applications services via the Internet or other network is a new business activity in China and clear regulatory provisions have not yet been finalized. The Company believes that Clarity's business license makes specific provision for the services the unit will offer and that Clarity's intended operations are in compliance with current regulatory provisions. Future regulatory developments, however, are unpredictable as to nature and timing. Although the Company expects China's future regulatory regime to permit and support business activities of the kind Clarity intends, there can be no assurance at this time that all such activities will be permitted or be economically feasible under these future regimes.

LITIGATION

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc.

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, except as disclosed in note 5, management believes that the outcome of any known, pending or threatened legal proceedings, including those noted in the preceding paragraph, will not have a material effect on the Company's consolidated financial position and results of operations.

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

Although the Company is engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks and bondholders. As a result, all information in this Quarterly Report has been prepared assuming the Company continues to operate each of its lines of businesses. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. See
Part II, Item 1 "Legal Proceedings".

During December 2000, the Company received four separate proposals from the Company's stockholders for inclusion in the Company's Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "Annual Meeting"). The Company is currently evaluating whether it is required to include such proposals in its Proxy Statement for the Annual Meeting. With respect to one of the four proposals, the Company sought the concurrence of the Securities and Exchange Commission's Division of Corporate Finance, that the Division would not recommend that the Commission take enforcement action against the Company in the event that the Company chose to exclude such proposal from its 2001 Proxy Statement. On March 27, 2001, the Division of Corporate Finance notified the Company that it would not recommend to the Commission that it take enforcement action against the Company if the Company chooses to omit such proposal from its Proxy Statement.

On March 14, 2001 the Company received notice on behalf of Elliot Associates, L.P. and Elliott International, L.P., stockholders of the Company, that they have nominated three individuals to stand for election to the Company's Board of Directors at the Annual Meeting. The Company is currently evaluating this notice and preliminary proxy materials subsequently filed by such stockholders. In light of the consideration by the Company's management and Board of Directors of the structural alternatives for the Company and its business lines and the possibility that any such transaction might require stockholder approval, the Board of Directors has not yet established a definitive date for the Annual Meeting.

GENERAL

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
COMMUNICATIONS GROUP

OVERVIEW

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and e-commerce related businesses in China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; (iv) radio broadcasting; and (v) paging. The Communications Group is currently developing e-commerce business opportunities in China.

The Company continues to focus its growth strategy on opportunities in communications businesses. The constantly changing technologies involved in the Communications Group's telephony and cable businesses, and the relationship of each business to Internet access has provided the Company with new opportunities.

The Communications Group's consolidated revenues represented approximately 38% of the Company's total revenues for the three months ended March 31, 2001 and 2000.

2000 IMPAIRMENT CHARGE

Certain of the Company's joint ventures have continued to incur operating losses. As part of its on-going review of these operations, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying value, the Company utilized a discounted cash flow model or current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million in 2000.

1999 RESTRUCTURING CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with this restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to March 31, 2001 (in thousands):

                                      DECEMBER 31,                            DECEMBER 31,              MARCH 31,
TYPE OF COST                              1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS     2001
------------                          ------------   --------   -----------   ------------   --------   ---------
Employee separations................     $5,872      $(3,953)      $(676)        $1,243      $   (26)    $1,217
Facility closings...................      1,456       (1,123)       (147)           186         (126)        60
                                         ------      -------       -----         ------      -------     ------
                                         $7,328      $(5,076)      $(823)        $1,429      $  (152)    $1,277
                                         ======      =======       =====         ======      =======     ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at March 31, 2001 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELEPHONY
ALTEL (Kazakhstan) (2)......................................        50%
BELCEL (Belarus)............................................        50%
Tyumenruskom (Tyumen, Russia)...............................        46%
Magticom (Tbilisi, Georgia).................................        35%
Gorizont-RT (Sakha) (3).....................................        25%

FIXED AND OTHER TELEPHONY
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................       100%
CPY Yellow Pages (St. Petersburg, Russia) (2)...............       100%
Cardlink ZAO (Moscow, Russia) (2)...........................        85%
PeterStar (St. Petersburg, Russia) (2)......................        71%
Teleport-TP (Moscow, Russia) (2)(4).........................        56%
Comstar ZAO (Moscow, Russia) (5)............................        50%
Instaphone (Kazakhstan) (6)(7)..............................        50%
MTR-Sviaz (Moscow, Russia) (4)..............................        49%
Caspian American Telecommunications (Azerbaijan) (6)........        37%
Spectrum (Kazakhstan) (6)(8)................................        33%
Telecom Georgia (Tbilisi, Georgia)..........................        30%

INTERNET SERVICES
Clarity Data Systems Co., Ltd. (Beijing, China) (2)(9)......        58%
Huaxia Metromedia Information Technology Co., Ltd.
  (Beijing, China) (2)(9)...................................        57%
66cities.com Co., Ltd. (Beijing, China) (2)(9)..............        50%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................       100%
Sun TV (Chisinau, Moldova) (2)(11)..........................        91%
Ayety TV (Tbilisi, Georgia (2)(10)..........................        85%
ATK (Archangelsk, Russia) (2)...............................        81%
Viginta (Vilnius, Lithuania) (2)............................        55%
Ala TV (Bishkek, Kyrghizstan) (2)...........................        53%
Kosmos TV (Moscow, Russia)..................................        50%
Baltcom TV (Riga, Latvia)...................................        50%
Kamalak TV (Tashkent, Uzbekistan)...........................        50%
Alma TV (Almaty, Kazakhstan)................................        50%
Cosmos TV (Minsk, Belarus)..................................        50%
Teleplus (St. Petersburg, Russia) (6)(12)...................        45%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................       100%
Metroradio (Bulgaria) (13)..................................       100%
Radio Katusha (St. Petersburg, Russia) (2)(15)..............        96%
Oy P4 Radio (Finland) (14)..................................        90%
Country Radio (Prague, Czech Republic) (2)..................        85%
SAC (Moscow, Russia) (2)....................................        83%
Radio One (Prague, Czech Republic) (2)......................        80%
Radio Skonto (Riga, Latvia) (2).............................        55%
Radio Georgia (Tbilisi, Georgia) (2)(15)....................        51%
AS Trio LSL (Estonia) (15)..................................        49%

PAGING
Baltcom Paging (Estonia) (2)................................        85%
CNM (Romania) (16)..........................................        54%
Eurodevelopment (Ukraine) (6)...............................        51%
Mobile Telecom (Russia) (6)(17).............................        50%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (6)......        50%
Baltcom Plus (Latvia) (6)...................................        50%
Paging One (Tbilisi, Georgia) (6)...........................        45%
Raduga Poisk (Nizhny Novgorod, Russia) (6)..................        45%
PT Page (St. Petersburg, Russia) (6)(12)....................        40%
Paging Ajara (Batumi, Georgia) (6)..........................        35%
Kazpage (Kazakhstan) (6)(18)................................     26-41%

------------------------

(1) Each parenthetical notes the area of operations for each operational joint venture or the area for which each pre-operational joint venture is licensed.

(2) Results of operations are consolidated with the Company's financial statements.

(3) The Communications Group is selling its 25% interest to one of the other partners in the venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
(4) The Company's interests in Teleport-TP and MTR-Sviaz are held through its wholly-owned subsidiary Technocom Limited.

(5) The Communications Group acquired a 50% stake in Comstar in December 2000.

(6) Results of operations are no longer reported.

(7) The Communication Group is currently negotiating the disposition of its interest in Instaphone.

(8) The Communication Group is currently negotiating the disposition of its interest in Spectrum.

(9) The Communications Group's majority-owned subsidiary Metromedia China Corporation indirectly owns 98% of Huaxia JV. Metromedia China currently owns 90% of Twin Poplars LLC with an option to acquire the remaining 10%, and Twin Poplars owns 97% of 66cities JV. Metromedia China Corporation owns 100% of Clarity.

(10) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this venture were consolidated in the fourth quarter of 2000.

(11) The Communications Group increased its ownership interest in Sun TV to 91% in 2000. The results of this venture are consolidated in the first quarter of 2001.

(12) The Communications Group has signed an agreement to dispose of 11% of PT Page, in exchange for an additional 14% of Teleplus. The transaction, which is subject to Russian Anti-Monopoly Commission approval, is expected to close in 2001.

(13) Metroradio was established by the Communications Group in 1999 and acquired radio broadcasting licenses in November 2000.

(14) The Communications Group agreed to acquire a 90% interest in Oy P4 Finland in November 2000 for $1.1 million conditioned on the reconfirmation of its licenses, which was received in February 2001. Oy P4 operates two radio stations in Finland. The results for this venture will be consolidated in the second quarter of 2001.

(15) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL operates six radio stations in various cities throughout Estonia. Radio Georgia has two radio stations operating in Georgia. On December 14, 2000, the Communications Group acquired an additional 21% of Radio Katusha for $500,000.

(16) The Communications Group is commencing liquidation procedures.

(17) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001 based on the operational results of the ventures. The Company has not yet made any earnout payments.

(18) The Communications Group is currently negotiating to dispose of its interests in Kazpage, which is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Communications Group's current interests in the joint venture range from 26% to 41% and its interest in the service entity is 51%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, garden tillers, snowthrowers, utility vehicles and related parts and accessories. The lawnmowers include rear engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand.

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

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 59.

SEGMENT INFORMATION

The following tables set forth operating results for the three months ended March 31, 2001 and 2000, for the Company's Communications Group and Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)

                               SEE NOTES 1 AND 2

                                           COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                       SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $14,406     $44,462      $ 9,843       $4,861       $ 430     $    517   $ 74,519
Depreciation and amortization.....     4,121       8,386        3,812          546         104        9,110     26,079
Operating income (loss)...........     2,285       3,514       (5,340)         697         (37)     (13,644)   (12,525)
CONSOLIDATED
Revenues..........................   $ 3,030     $21,475      $ 3,318       $4,490       $ 116     $    517   $ 32,946
Gross profit......................
Depreciation and amortization.....     1,194       4,321        1,719          503          50        9,110     16,897
Operating income (loss)...........    (1,125)      2,133       (1,882)         838         (69)     (13,644)   (13,749)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $11,376     $22,987      $ 6,525       $  371       $ 314     $     --   $ 41,573
Depreciation and amortization.....     2,927       4,065        2,093           43          54           --      9,182
Operating income (loss)...........     3,410       1,381       (3,458)        (141)         32           --      1,224
Net income (loss).................     2,688        (108)      (5,785)        (151)        (44)          --     (3,400)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................     1,668         176       (4,617)        (490)       (543)          --     (3,806)
Foreign currency loss.............                                                                                (334)
Minority interest.................                                                                                (197)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $   209       $53,627      $    --        $ 86,782
Gross profit......................                    19,491
Depreciation and amortization.....         208         1,339           16          18,460
Operating income (loss)...........      (2,083)        5,969       (1,705)        (11,568)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          --
Operating income (loss)...........          --
Net income (loss).................          --
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................          --            --           --          (3,806)
Foreign currency loss.............          --            --           --            (334)
Minority interest.................         106            --           --             (91)
Interest expense..................                                                 (7,511)
Interest income...................                                                  1,648
Other income......................                                                     30
Income tax expense................                                                 (2,338)
                                                                                 --------
Net loss..........................                                               $(23,970)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                       THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)

                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER
                                                                      SOVIET UNION
                                    ---------------------------------------------------------------------------------
                                                                            RADIO                 SEGMENT
                                    WIRELESS      FIXED       CABLE        BROAD-                  HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION     CASTING      PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   -----------   --------   --------   --------
COMBINED
Revenues..........................   $19,911     $27,489      $ 9,386      $5,298       $2,769    $    679   $ 65,532
Depreciation and amortization.....     5,813       5,400        3,198         331          246       8,304     23,292
Operating income (loss)...........     3,030         598         (226)        310         (231)    (12,519)    (9,038)
CONSOLIDATED
Revenues..........................   $ 3,494     $20,257      $ 1,530      $4,753       $  532    $    679   $ 31,245
Gross profit......................
Depreciation and amortization.....     1,298       4,009          682         278           72       8,304     14,643
Operating income (loss)...........      (899)      2,489         (380)        329           (6)    (12,519)   (10,986)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $16,417     $ 7,232      $ 7,856      $  545       $2,237    $     --   $ 34,287
Depreciation and amortization.....     4,515       1,391        2,516          53          174          --      8,649
Operating income (loss)...........     3,929      (1,891)         154         (19)        (225)         --      1,948
Net income (loss).................     1,320      (2,863)      (1,910)        (52)        (508)         --     (4,013)
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................     2,549      (1,524)        (393)        (37)        (345)         --        250
Foreign currency loss.............                                                                               (478)
Minority interest.................                                                                               (638)
Interest expense..................
Interest income...................
Gain on settlement of option......
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $50,182      $    --        $ 81,427
Gross profit......................                    17,563
Depreciation and amortization.....          52         1,479           17          16,191
Operating income (loss)...........      (1,905)        4,165       (1,351)        (10,077)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          --
Operating income (loss)...........          --
Net income (loss).................          --
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................          --            --           --             250
Foreign currency loss.............          --            --           --            (478)
Minority interest.................       1,457            --           --             819
Interest expense..................                                                 (7,928)
Interest income...................                                                    891
Gain on settlement of option......                                                  2,500
Income tax expense................                                                 (2,508)
                                                                                 --------
Net loss..........................                                               $(16,531)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATION--THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS
  ENDED
  MARCH 31, 2000

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

WIRELESS TELEPHONY

The following sets forth the names of the Communications Group's wireless telephony ventures, its ownership percentage as of March 31, 2001, and accounting treatment for the three months ended March 31, 2001 and 2000:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
ALTEL (Almaty, Kazakhstan)..................................      50%         C           C
BELCEL (Minsk, Belarus).....................................      50%         E           E
Tyumenruskom (Tyumen, Russia)...............................      46%         E           E
Magticom (Tbilisi, Georgia).................................      35%         E           E
Baltcom GSM* (Latvia).......................................      22%        N/A          E

------------------------

* -- In October 2000, the Communications Group sold its indirect 22% interest.

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                                                      % CHANGE
WIRELESS TELEPHONY--CONSOLIDATED                                2001       2000     2001 TO 2000
--------------------------------                              --------   --------   ------------
Revenues....................................................  $ 3,030     $3,494        (13)%
Operating loss..............................................  $(1,125)    $ (899)        25%

REVENUES. Wireless telephony consolidated revenues for the first quarter of 2001 amounted to $3.0 million and were attributable to ALTEL, the Kazakhstan D-AMPS operator. ALTEL's revenue for the corresponding period in 2000 amounted to $3.5 million. The company's performance for the first

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) quarter of 2001 was adversely affected by strong competition from Kazakhstan's two GSM operators and by increased fraud problems involving 'cloned' cellular telephones. ALTEL is purchasing additional anti-fraud equipment which is expected to be installed in mid-2001.

OPERATING LOSS. ALTEL generated an operating loss of $1.1 million for the first quarter of 2001, which was in line with the prior year first quarter's operating loss. In spite of lower revenues generated by ALTEL in 2001, operating loss levels were kept in line with 2000 due to management's efforts to reduce costs. However, continued competition in the remaining part of 2001 is likely to have continued adverse effects on the venture's operating results, as are the venture's fraud problems until new anti-cloning equipment is installed.

The following table sets forth the revenues, operating income, net income and equity in income of the unconsolidated wireless telephony joint ventures which are recorded under the equity method (in thousands):

                                                                                      % CHANGE
WIRELESS TELEPHONY--UNCONSOLIDATED                              2001       2000     2001 TO 2000
----------------------------------                            --------   --------   ------------
Revenues....................................................  $11,376    $16,417        (31)%
Operating income............................................  $ 3,410    $ 3,929        (13)%
Net income..................................................  $ 2,688    $ 1,320        104%
Equity in income of joint ventures..........................  $ 1,668    $ 2,549        (35)%

EQUITY IN INCOME OF JOINT VENTURES. The Communications Group's share in income from investments in wireless telephony ventures for the first quarter of 2001 amounted to $1.7 million, compared to $2.5 million in the first quarter of 2000. The results for 2001 were primarily attributable to the Communications Group's GSM wireless operation in Georgia. The results for 2000 were primarily attributable to GSM operations in Latvia and Georgia. The Communications Group sold its 22% interest of Baltcom GSM, the Latvian GSM operation, in the third quarter of 2000. For the first quarter of 2000 Baltcom GSM's revenues amounted to $8.3 million with operating income of $1.1 million.

Magticom's first quarter of 2001 revenues were $8.7 million, a 32% increase on first quarter of 2000 revenues of $6.6 million due to strong subscriber growth. As a result of the above, Magticom achieved net income of $3.3 million in the first three months of 2001, as compared to $3.2 million during the first three months of 2000. Magticom's first quarter 2000 results were positively affected by the settlement of a legal claim of $1.8 million in the early part of that year. In the remaining part of 2001, Magticom's operating results are likely to be adversely affected by the emergence of two alternative GSM operations in Georgia in late 2000.

The above results also include BELCEL, which operates an NMT 450 wireless network in Belarus and Tyumenruscom, the D-AMPS operator in Tyumen, Russia. During the first quarter of 2001 these ventures jointly generated revenues of $2.7 million and operating losses of $496,000, as compared with revenues of $1.5 million and operating losses of $517,000 in the first quarter of 2000. Both of the ventures experienced subscriber growth leading to increased revenues in the first quarter 2001 compared to the corresponding period in 2000. However, pressure on profit margins and increased operating costs caused no improvement in first quarter 2001 operating results as compared with the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FIXED TELEPHONY

The following sets forth the names of the Communications Group's fixed telephony ventures, its ownership percentage as of March 31, 2001, and accounting treatment for the three months ended

March 31, 2001 and 2000:

                                                                                 MARCH 31,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Technocom (Moscow, Russia)..................................      100%         C         C
Baltic Communications (St Petersburg, Russia)...............      100%         C         C
CPY Yellow Pages (St Petersburg, Russia)....................      100%         C         C
PeterStar (St Petersburg, Russia)...........................       71%         C         C
Comstar* (Moscow, Russia)...................................       50%         E        N/A
Instaphone** (Kazakhstan)...................................       50%         E         E
MTR Sviaz...................................................       49%         E         E
Caspian American Telecommunications** (Azerbaijan)..........       37%         E         E
Spectrum** (Kazakhstan).....................................       33%         E         E
Telecom Georgia (Tbilisi, Georgia)..........................       30%         E         E

------------------------

* -- Acquired in December 2000.

** -- Results not reported.

The following table sets forth the revenues and operating income for the consolidated fixed telephony ventures (in thousands):

                                                                                      % CHANGE
FIXED TELEPHONY--CONSOLIDATED                                   2001       2000     2001 TO 2000
-----------------------------                                 --------   --------   ------------
Revenues....................................................  $21,475    $20,257          6%
Operating income............................................  $ 2,133    $ 2,489        (14)%

REVENUES. Fixed telephony consolidated revenues for the first quarter of 2001 amounted to $21.5 million as compared with $20.3 million for the first quarter of 2000. The results of operations were primarily attributable to PeterStar and Technocom.

In the first three months of 2001 PeterStar generated revenues of $11.9 million as compared to $13.0 million in the same period in 2000. The 9% reduction in revenue is primarily due to loss of revenue commencing in 2001 derived from processing of transit traffic for St Petersburg's mobile telephony operators.

In the first three months of 2001, Technocom generated revenues of $7.7 million compared with $5.2 million in the same period in 2000. Higher international and long distance traffic volumes in the first quarter of 2001 compared to 2000 positively affected Technocom's revenues. It is believed that Technocom's traffic levels in the remaining part of 2001 will continue to increase.

OPERATING INCOME. During the first quarters of 2001 and 2000 fixed telephony consolidated ventures' operating income amounted to $2.1 million. PeterStar's operating income for the quarter was $2.9 million compared to $3.9 million for the first quarter of 2000. PeterStar's first quarter of 2001 profitability was adversely affected by the above loss of revenues from the St Petersburg mobile operators. PeterStar's financial results will continue to be adversely affected by this loss of traffic and future increased competition in St. Petersburg. Technocom generated an operating loss of $578,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) during the first quarter of 2001 compared to an operating loss of $539,000 in the first quarter of 2000. Higher revenues at Technocom were offset by lower operating margins and increased operating costs.

The following table sets forth the revenues, operating income (loss), net loss and equity in income (losses) of the unconsolidated fixed telephony joint ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
FIXED TELEPHONY--UNCONSOLIDATED                                 2001       2000     2001 TO 2000
-------------------------------                               --------   --------   ------------
Revenues....................................................  $22,987    $ 7,232         218%
Operating income (loss).....................................  $ 1,381    $(1,891)        N/M
Net loss....................................................  $  (108)   $(2,863)       (96)%
Equity in income (losses) of joint ventures.................  $   176    $(1,524)        N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's equity in income from investments in fixed telephony ventures for the first quarter of 2001 amounted to $176,000 as compared with losses of $1.5 million in the first quarter of 2000. These results were attributable mainly to the operations of Comstar, a fixed line operator in Moscow, in which a 50% interest was acquired by the Communications Group during the fourth quarter of 2000, and also to Telecom Georgia.

Comstar generated first quarter of 2001 revenues of $16.8 million and operating income of $2.1 million as compared to first quarter of 2000 revenues of $14.6 million and operating profits of $770,000. The Communications Group began recording its equity share of Comstar's results from December 1, 2000.

In the first three months of 2001, Telecom Georgia generated revenues of $5.9 million compared to revenues of $6.2 million in the first quarter of 2000, a reduction of 5% due to tariff pressure caused by local competition. The venture's first quarter of 2001 operating losses amounted to $701,000 as compared to $1.1 million in the first quarter of 2000. The improvement was due to more advantageous interconnect costs negotiated by the venture.

Since January 1, 2001, the results of CAT have not been reported. In the fourth quarter of 2000 the Company adjusted to zero the carrying value of its investment in CAT in view of an inability to develop its customer base. During the first quarter of 2000, CAT generated revenues of $561,000 and recorded operating losses and net losses of $807,000 and $1.2 million respectively.

The above results also include those of MTR Sviaz which operates a Moscow-based telephony network using fiber optic technology. During the first quarter of 2001, MTR Sviaz generated revenues of $295,000 and an operating loss of $20,000, as compared to revenues of $451,000 and operating income of $64,000 in the first quarter of 2000. The venture's results were adversely affected by lower levels of telephony traffic.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

CABLE TELEVISION

The following sets forth the names of the Communications Group's cable television ventures, its percentage ownership as of March 31, 2001, and the accounting treatment for the three months ended March 31, 2001 and 2000:

                                                                                     MARCH 31,
                                                                               ----------------------
VENTURE                                                       OWNERSHIP %        2001          2000
-------                                                       -----------      --------      --------
Romsat Cable TV (Bucharest, Romania)........................      100%            C             C
Sun TV (Chisinau, Moldova)..................................       91%            C             E
Ayety TV (Tbilisi, Georgia).................................       85%            C             E
ATK (Archangelsk, Russia)...................................       81%            C             C
Viginta (Vilnius, Lithuania)................................       55%            C             C
Ala TV (Bishkek, Kyrgyzstan)................................       53%            C             C
Kosmos TV (Moscow, Russia)..................................       50%            E             E
Baltcom TV (Riga, Latvia)...................................       50%            E             E
Kamalak TV (Tashkent, Uzbekistan)...........................       50%            E             E
Alma TV (Almaty, Kazakhstan)................................       50%            E             E
Cosmos TV (Minsk, Belarus)..................................       50%            E             E
Teleplus (St. Petersburg, Russia)...........................       45%            E             E

The following table sets forth the revenues and operating loss for consolidated cable television ventures (in thousands):

                                                                                      % CHANGE
CABLE TELEVISION--CONSOLIDATED                                  2001       2000     2001 TO 2000
------------------------------                                --------   --------   ------------
Revenues....................................................  $ 3,318     $1,530        117%
Operating loss..............................................  $(1,882)    $ (380)       N/M

REVENUES. Cable television operations generated consolidated revenues of $3.3 million in the first three months of 2001, representing a 117% increase on first quarter of 2000 consolidated revenues of $1.5 million. The majority of consolidated revenues were attributable to Romsat, Viginta, Ayety TV, ATK and Sun TV. The increases in revenues and operating losses were due to the consolidation of Ayety TV from the fourth quarter of 2000 and Sun TV from the first quarter of 2001. These ventures were recorded under the equity method in 2000.

Romsat reported first quarter of 2001 revenues of $1.5 million, as compared to first quarter of 2000 revenues of $940,000 due to increased subscriber levels in connection with the acquisition of the Devasat operation in 2000. Viginta generated revenues of $366,000 in the first three months of 2001, representing an increase of 14% on first quarter of 2000 revenues of $320,000 attributable to better programming leading to higher subscriber numbers. ATK reported revenues of $246,000 for the first quarter of 2001, representing a marginal increase on revenues for the same period in 2000. The Company acquired a majority interest in Ayety TV in the fourth quarter of 2000. Ayety TV generated first quarter of 2001 revenues of $492,000. For the corresponding period of 2000, Ayety TV had revenues of $496,000 which were included in revenues relating to unconsolidated cable television ventures. Sun TV generated first quarter of 2001 revenues of $570,000, compared to $537,000 in the corresponding period of 2000, when the venture's results were included in those of unconsolidated cable television ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
For the remainder of 2001 consolidated revenues arising from cable operations are expected to continue to grow as a result of improved programming, network expansion, tariff increases and possible acquisitions.

OPERATING LOSS. Cable television reported consolidated operating losses for the first three months of 2001 of $1.9 million, compared to first quarter of 2000 operating losses of $380,000. Romsat reported first quarter of 2001 operating losses of $497,000 compared to $36,000 for the same period in 2000, due mainly to higher goodwill amortization charges following network acquisitions in late 1999 and 2000. Viginta generated a first quarter of 2001 operating loss of $66,000, a $74,000 improvement on the corresponding prior year period primarily due to the venture's increased revenues.

ATK reported first quarter of 2001 operating losses of $146,000, as compared to first quarter of 2000 operating losses of $96,000. Ayety TV generated first quarter of 2001 operating losses of $882,000, compared to $266,000 in the corresponding prior year period which were included in the results of operations from unconsolidated ventures. Ayety TV's 2001 results were adversely affected by write downs of inventory and fixed assets of $469,000. Sun TV reported first quarter 2001 operating losses of $193,000, a $125,000 improvement on first quarter of 2000 losses of $318,000 due to lower than expected operating costs.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated cable television joint ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
CABLE TELEVISION--UNCONSOLIDATED                                2001       2000     2001 TO 2000
--------------------------------                              --------   --------   ------------
Revenues....................................................  $ 6,525    $ 7,856        (17)%
Operating income (loss).....................................  $(3,458)   $   154        N/M
Net loss....................................................  $(5,785)   $(1,910)       203%
Equity in losses of joint ventures..........................  $(4,617)   $  (393)       N/M

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the first quarter of 2001 amounted to $4.6 million compared to losses of $393,000 in the first quarter of 2000. The operating results for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow, Kamalak TV in Uzbekistan and Alma TV in Kazakhstan.

Baltcom TV reported revenues of $1.7 million in the first three months of 2001, a 6% decrease on first quarter of 2000 revenues of $1.8 million due to tariff competition and lower than expected subscriber growth. Operating losses amounted to $811,000 in the first three months of 2001 compared to $295,000 in the first quarter of 2000. Operating losses in 2001 were adversely affected by a provision for sales tax contingencies related to the venture.

Kosmos TV's revenues decreased by $325,000 in the first quarter of 2001 to $1.3 million from $1.6 million in the first quarter of 2000 due to the effect of competing services in Moscow. The company generated operating losses of $914,000 for the first three months of 2001 as compared with operating income of $99,000 for 2000. The venture's 2001 operating losses were impacted by reduced revenues and a write-down of inventory of $390,000.

Kamalak TV reported first quarter of 2001 revenues of $732,000, a decrease of $136,000 compared to the same period of 2000. The venture's operating losses for the first quarter of 2001 amounted to $938,000 compared to operating income of $206,000 in the first quarter of 2000. Kamalak TV's 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) operating results were adversely affected by inventory write downs of $203,000, and increased programming costs and fixed asset write downs of $384,000.

Alma TV's revenues increased from $1.6 million in the first quarter of 2000 to $1.8 million in the first quarter of 2001 due to continued marketing and advertising efforts together with implementation of tiered subscriber pricing policies. However, due to competitive pressure on margins, the venture reported operating losses of $163,000 in the first quarter of 2001 compared to operating income of $100,000 in the first quarter of 2000.

RADIO BROADCASTING

The following sets forth the names of the Communications Group's radio broadcasting ventures, its ownership percentage as of March 31, 2001, and the accounting treatment for the three months ended March 31, 2001 and 2000:

                                                                                     MARCH 31,
                                                                               ----------------------
VENTURE                                                       OWNERSHIP %        2001          2000
-------                                                       -----------      --------      --------
Radio Juventus (Budapest, Hungary)..........................      100%             C            C
Radio Katusha (St. Petersburg, Russia)......................       96%             C            C
Country Radio (Prague, Czech Republic)......................       85%             C            C
NewsTalk Radio* (Berlin, Germany)...........................       85%           N/A            C
SAC (Moscow, Russia)........................................       83%             C            C
Radio One (Prague, Czech Republic)..........................       80%             C            C
Radio Skonto (Riga, Latvia).................................       55%             C            C
Radio Georgia (Tbilisi, Georgia)............................       51%             C            C
Radio Vladivostok* (Vladivostok, Russia)....................       51%           N/A            C
Radio Nika* (Socci, Russia).................................       51%           N/A            E
AS Trio LSL (Tallinn, Estonia)..............................       49%             E            E

------------------------

* -- Sold during 2000.

The following table sets forth the revenues and operating income for consolidated radio broadcasting ventures (in thousands):

                                                                                      % CHANGE
RADIO--CONSOLIDATED                                             2001       2000     2001 TO 2000
-------------------                                           --------   --------   ------------
Revenues....................................................   $4,490     $4,753         (6)%
Operating income............................................   $  838     $  329        155%

REVENUES. Radio operations generated consolidated revenues of $4.5 million in the first quarter of 2001, representing a 6% decrease on first quarter of 2000 revenues of $4.8 million. The majority of revenues were derived from Radio Juventus in Budapest, SAC in Moscow, and Radio Katusha in St. Petersburg.

Radio Juventus in the first quarter of 2001 had revenues of $1.1 million, 45% lower than in the same period in 2000. The decrease was due to the continued effect of competition from the new national Hungarian radio network and lower than expected network coverage in the regions as well as the devaluation of the Hungarian forint. In Russia, SAC and Radio Katusha's revenues rose from
$1.3 million and $574,000, respectively, in the first quarter of 2000 to $2.1 million and $652,000,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) respectively, in the first quarter of 2001. The increase was due to continued growth in the Russian advertising market.

OPERATING INCOME. In the first quarter of 2001, radio operations generated operating income of $838,000 compared to $329,000 during the first three months of 2000. First quarter of 2001 profitability was favorably affected by increased revenues at SAC and Radio Katusha. Together these ventures generated operating income of $1.2 million in the first quarter of 2001 compared to $755,000 in the same period in 2000. Radio Juventus generated operating income of $227,000, a 10% decrease on the first quarter of 2000 operating income of $252,000 due to the reduced revenues described above. First quarter of 2000 operating results were adversely affected by News Talk Radio, Germany, which generated operating losses of $867,000 for that period. The Communications Group's interest in News Talk Radio was disposed of in the second quarter of 2000.

The following table sets forth the revenues, operating loss, net loss and equity in losses of unconsolidated radio joint ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
RADIO--UNCONSOLIDATED                                           2001       2000     2001 TO 2000
---------------------                                         --------   --------   ------------
Revenues....................................................   $ 371       $545          (32)%
Operating loss..............................................   $(141)      $(19)         N/M
Net loss....................................................   $(151)      $(52)         190%
Equity in losses of joint ventures..........................   $(490)      $(37)         N/M

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $490,000 in the first quarter of 2001, compared to losses of $37,000 in the first quarter of 2000. The 2001 results were attributable to Radio Trio, Tallinn, Estonia, which generated revenues of $371,000 during the first three months of 2001 compared to $524,000 during the same period in 2000. The decrease in revenues was attributable to increased competition and local restrictions on pricing. As a result, Radio Trio reported first quarter of 2001 operating losses of $140,000 as compared with a first quarter of 2000 operating losses of $16,000.

The Communications Group disposed of its interest in Radio Nika during the third quarter of 2000.

PAGING

OVERVIEW. In 1999, the Communications Group stopped funding most paging operations and since that time has continued to manage almost all of its paging ventures on a cash break even basis. Since 1999 the Communications Group has managed its paging businesses to levels not requiring significant additional funding as it continued to review options to maximize the value of its paging investments. The Company has adjusted to zero the carrying value of its investments in all paging operations (except Kamalak Paging) which were recorded under the equity method, and unless it provides future funding, is no longer recording its proportionate share of any future net losses of these ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following sets forth the names of the Communications Group's paging ventures, its ownership percentage as of March 31, 2001, and the accounting treatment for the three months ended March 31, 2001 and 2000:

                                                                                     MARCH 31,
                                                                               ----------------------
VENTURE                                                       OWNERSHIP %        2001          2000
-------                                                       -----------      --------      --------
Baltcom Paging (Tallinn, Estonia)...........................        85%           C             C
CNM * (Romania).............................................        54%           C             C
Eurodevelopment ** (Ukraine)................................        51%           E             C
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%           E             E
Mobile Telecom** (Russia)...................................        50%           E             E
Baltcom Plus ** (Riga, Latvia)..............................        50%           E             E
Alma Page ** (Almaty and Ust-Kamenogorsk, Kazakhstan).......        50%           E             E
Paging One ** (Tbilisi, Georgia)............................        45%           E             E
Raduga Poisk ** (Nizhny Novgorod, Russia)...................        45%           E             E
Kazpage ** (Kazakhstan).....................................     26-41%           E             E
PT Page ** (St. Petersburg, Russia).........................        40%           E             E
Paging Ajara ** (Batumi, Georgia)...........................        35%           E             E

------------------------

* -- In liquidation.
** -- Results not reported.

The following table sets forth the revenues and operating loss for consolidated paging ventures (in thousands):

                                                                                      % CHANGE
PAGING--CONSOLIDATED                                            2001       2000     2001 TO 2000
--------------------                                          --------   --------   ------------
Revenues....................................................    $116       $532         (78)%
Operating loss..............................................    $(69)      $ (6)        N/M

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $116,000 in the first quarter of 2001, representing a 78% decrease from revenues of $532,000 for the same period in 2000. The decrease was due to the fact that results for Eurodevelopment and CNM are no longer consolidated in 2001. First quarter of 2001 revenues were attributable to Baltcom Estonia and amounted to $116,000 as compared with $118,000 in the corresponding period of 2000. For the first quarter of 2000, Eurodevelopment reported revenues of $230,000 and operating losses of $22,000. The long-lived assets of that venture were written off and the Communications Group no longer controls these operations. CNM, Romania, reported first quarter of 2000 revenues of $184,000. That company's operations are in the process of being liquidated by the Communications Group.

OPERATING LOSS. Consolidated operating losses arising from paging operations amounted to $69,000 in the first quarter of 2001 and were entirely attributable to Baltcom Estonia. First quarter of 2000 operating losses of $6,000 were attributable to Eurodevelopment, which generated operating losses of $22,000, CNM, which had an operating income of $11,000, and Baltcom Estonia, which reported operating income of $5,000. Baltcom Estonia's first quarter results as compared to the corresponding prior year period were adversely affected by falling margins related to competition from the wireless telephony market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated paging joint ventures recorded under the equity method (in thousands):

                                                                                      % CHANGE
PAGING--UNCONSOLIDATED                                          2001       2000     2001 TO 2000
----------------------                                        --------   --------   ------------
Revenues....................................................   $ 314      $2,237        (86)%
Operating income (loss).....................................   $  32      $ (225)       N/M
Net loss....................................................   $ (44)     $ (508)       (91)%
Equity in losses of joint ventures..........................   $(543)     $ (345)        57%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures amounted to $543,000 in the first quarter of 2001 compared to $345,000 in the same period in 2000.

The first quarter of 2001 results of Mobile Telecom are not reported. Since the Communications Group wrote down its remaining investment of $500,000 in the first quarter of 2001 to zero, it has discontinued equity accounting for this venture. The Communications Group also recorded an impairment charge of $4.2 million in the fourth quarter of 2000 in relation to this company. Mobile Telecom generated revenues of $2.0 million and operating losses of $140,000 during the first quarter of 2000 as the venture continued to experience the effects of strong competition from the wireless telephony sector.

In Uzbekistan, Kamalak Paging reported revenues of $314,000 for the first three months of 2001 as compared with $287,000 for the same period last year. The venture's revenues improved as a result of its market position and the relatively undeveloped wireless telephony sector in the region. Kamalak Paging reported first quarter of 2001 operating income of $33,000, an improvement on first quarter of 2000's operating losses of $85,000 due to increased revenues as described above.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating losses for the segment headquarters (in thousands):

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Revenues....................................................  $    517   $    679       (24)%
Operating loss..............................................  $(13,644)  $(12,519)        9%

REVENUES. Decreased revenues in the first quarter of 2001 compared to the same period in the prior year reflected a drop in programming and management fee revenues from the Communications Group's unconsolidated cable television and radio businesses, whose revenues dropped in the first quarter of 2001 as compared with the first quarter of 2000.

OPERATING LOSS. Operating losses for the first three months of 2001 amounted to $13.6 million, a 9% increase on 2000 first quarter operating losses of $12.5 million. The increase in operating losses was principally from non-cash depreciation and amortization charges of $9.1 million for the first quarter of 2001 as compared with $8.3 million for the same period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FOREIGN CURRENCY LOSS AND MINORITY INTEREST

The following table sets forth foreign currency loss and minority interest for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union.

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Foreign currency loss.......................................   $(334)     $(478)        (30)%
Minority interest...........................................   $(197)     $(638)        (69)%

Foreign currency losses for the first quarter of 2001 amounted to $334,000, compared to $478,000 in the first quarter of 2000 and represented the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The first quarter 2001 foreign currency loss was due primarily to the fluctuation of the U.S. dollar against the local currency in Romania.

Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

COMMUNICATIONS GROUP--CHINA

The following sets forth the names of the Communications Group's China ventures, its ownership percentage as of March 31, 2001, and the accounting treatment for the three months ended March 31, 2001 and 2000:

                                                                                 MARCH 31,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2001       2000
------------------------                                      -----------   --------   --------
INTERNET SERVICES--E-COMMERCE
Clarity Data Systems Co., Ltd. (Beijing, China).............      100%       C          N/A
Huaxia Metromedia Information Technology Co., Ltd (Beijing,
  China)....................................................       98%       C           P
66cities.com Co., Ltd. (Beijing, China).....................       87%       C          N/A

CHINA E-COMMERCE JOINT VENTURE INFORMATION

In May 1999, MCC's wholly-owned subsidiary, AAT, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, to form Huaxia Metromedia Information Technology Co., Ltd. At time of formation, AAT owned a 49% equity interest in Huaxia JV. Huaxia JV was established in July 1999 to develop software and provide technical services supporting operation of electronic commerce computer information systems for China-based corporate clients.

Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. AAT's only material cost for its increased ownership position in Huaxia JV was a corresponding increase in its obligation for future registered capital contributions. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership. Huaxia's business license remains unchanged as to permitted business activities and capitalization requirements.

AAT accounted for Huaxia JV as an equity method investment prior to assuming 98% ownership and control of the venture on September 20, 2000. For the three months ended March 31, 2000, Huaxia JV had not commenced material operations. The Company has consolidated its results of operations of Huaxia JV subsequent to September 30, 2000.

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a Delaware limited liability company, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars, at which time Twin Poplars owned a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture established to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture.

By virtue of its ownership interest in Twin Poplars, as of March 31, 2001 MCC owns an indirect 87% interest in the 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. 66cities JV currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also manages the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel / entertainment products for sale.

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested the initial $375,000 of Clarity's register capital on April 4, 2001.

Clarity is licensed to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of March 31, 2001 Clarity had conducted no material business operations.

RESULTS OF OPERATIONS

The following table sets forth revenues, operating loss, equity in losses of joint ventures and minority interests for the Communications Group's operations in China (in thousands):

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Revenues....................................................  $   209    $    --        N/A
Operating loss..............................................  $(2,083)   $(1,905)         9%
Equity in losses of joint ventures..........................  $    --    $    --        N/A
Minority interests..........................................  $   106    $ 1,457        (93)%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. China operations generated consolidated revenues of $209,000 in the first quarter of 2001 which represent the operations of 66cities JV and Huaxia JV. The Communications Group's operations in China had no other consolidated revenue in the first quarter of 2000.

OPERATING LOSS. The operating loss increased $178,000 to $2.1 million for the three months ended March 31, 2001 as compared to the same period in 2000. The slight increase in operating loss is principally attributable to commencing with the China e-commerce business in the first quarter of 2001. Operating loss in the first quarter of 2000 reflected professional fees incurred in connection with the termination of the Company's joint venture cooperation agreements with China Unicom and the resulting reduction of overhead costs.

EQUITY IN LOSSES OF JOINT VENTURES. Equity in losses of the Communications Group's telephony joint ventures in China are no longer reflected in the Company's financial results as a result of the joint venture's signing the settlement agreement with China Unicom on December 3, 1999.

MINORITY INTERESTS. For the three months ended March 31, 2001 and 2000, minority interests represents the allocation of losses to Metromedia China Corporation's minority ownership.

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

The value of the currencies in the countries in which the Communications Group operates in the past has fluctuated, sometimes significantly. For example, during 1998 and 1999, the value of the Russian

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Revenues....................................................  $53,627    $50,182          7%
Gross profit................................................  $19,491    $17,563         11%
Operating income............................................  $ 5,969    $ 4,165         43%

REVENUES. Snapper's 2001 first quarter sales were $53.6 million as compared to $50.2 million in 2000. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales in 2001 were higher due to sales of $18.7 million to Wal-Mart and new utility vehicle sales of $1.7 million. Sales were offset by $15.1 million of lower sales to dealers due to changes in the sales program that allow the equipment to be sold and shipped to more closely match the retail season of March through July, and to reduce dealer field inventory levels of commercial equipment. In 2000, Snapper notified a number of its Commissioned Distributors and Commissioned Agents, stating that it was not going to renew their contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, which should allow it to lower costs and improve margins in the future. This announcement had a negative impact on sales during the first quarter of 2000, and it negatively impacted sales for the remainder of 2000.

GROSS PROFIT. Gross profit during 2001 was $19.5 million as compared to $17.6 million in 2000. The higher gross profit in 2001 was due to higher sales noted above, plus gross margin improved to 36.3% in 2001 from 35.0% in 2000 as Snapper continues its cost containment programs.

OPERATING INCOME. Operating income was $6.0 million in 2001 compared to $4.2 million in 2000. The operating profit in 2001 increased due to higher sales and improved gross profit margins as noted above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CORPORATE HEADQUARTERS

Corporate Headquarters costs reflect the management fee paid to Metromedia Company under the management agreement, investor relations, legal and other professional costs, insurance and other corporate costs. The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Operating loss..............................................  $(1,705)   $(1,351)        26%

OPERATING LOSS. For the three months ended March 31, 2001 and 2000, Corporate Headquarters had general and administrative expenses of approximately
$1.7 million and $1.4 million, respectively.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                                      % CHANGE
                                                                2001       2000     2001 TO 2000
                                                              --------   --------   ------------
Interest expense............................................  $ (7,511)  $ (7,928)       (5)%
Interest income.............................................  $  1,648   $    891        85%
Other income................................................  $     30   $  2,500       N/M
Income tax expense..........................................  $ (2,338)  $ (2,508)       (7)%
Net loss....................................................  $(23,970)  $(16,531)       45%

INTEREST EXPENSE. Interest expense decreased $417,000 to $7.5 million for the three months ended March 31, 2001 when compared to 2000. The decrease in interest was principally due to lower interest rates and lower loan balances on Snapper's debt.

INTEREST INCOME. Interest income increased $757,000 to $1.6 million in 2001 when compared to 2000, principally from an increase in funds at Corporate Headquarters for the quarter ended March 31, 2001 as compared to the same period in the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE. For the three months ended March 31, 2001 and 2000, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $7.6 million and $4.9 million, respectively. The income tax benefit in 2001 and 2000 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2001 and 2000 is principally from income taxes on the Company's PeterStar operations.

NET LOSS INCLUDING GAIN ON SETTLEMENT OF OPTION.  Net loss increased to
$24.0 million for the three months ended March 31, 2001 from $16.5 million for the three months ended March 31, 2000. The increase in net loss includes an increase in operating loss of $1.5 million and an increase in equity in losses of joint ventures of $4.1 million and a reduction in losses allocable to minority interests of $910,000. Net loss in 2000 is net of a gain of $2.5 million realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OVERVIEW. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operating systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $40.0 million at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective disposition of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit documents from making dividend payments or advances, other than certain permitted repayments, to the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
If the Company is unable to come to terms with the financial institution that is providing Snapper's floor plan financing, the Company will be required to pursue alternative sources of financing. Alternatives include negotiating a new floor plan financing arrangement with another financial institution or pursuing additional working capital financing with either its existing lender or another financial institution. The Company believes that it will either come to terms with the current financial institution or find an alternative source of financing. However, if the Company is unable to come to terms with the current financial institution or find an alternative, Snapper may be required to significantly reduce its production schedule and current operations. Under this scenario, Snapper would be required to self-finance the receivables from its dealers commencing June 13, 2001 and fully utilize its existing working capital facility by the end of December 2001 to fund operations. Snapper's reduced production levels would reduce revenues in the last quarter of 2001 and have an adverse impact on Snapper's revenues in 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding. In the event of adverse weather conditions or other factors which adversely impact sales further actions may be required.

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

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through March 15, 2001, the Company has paid its quarterly dividends on the preferred stock in cash. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

The preferred stock is redeemable at any time on or after September 15, 2000, in whole or in part, at the option of the Company, in cash, by delivery of fully paid and non-assessable shares of the Company's common stock or a combination thereof, initially at a price of $52.5375 and thereafter at prices declining to $50.00 per share on or after September 15, 2007, plus in each case all accrued and unpaid dividends to the redemption date. Upon any change of control, as defined in the certificate of designation of the preferred stock each holder of preferred stock shall, in the event that the market value at such time is less than the conversion price of $15.00, have a one-time option to convert the preferred stock into the Company's common stock at a conversion price equal to the greater of (i) the market value, as of the change of control date, as defined in the certificate of designation, and (ii) $8.00. In lieu of issuing shares of the Company's common stock, the Company may, at its option, make a cash payment equal to the market value of the Company's common stock otherwise issuable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations, invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of March 31, 2001, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $208.7 million, of which $43.3 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The Communications Group's consolidated and unconsolidated joint ventures' ability to generate positive operating results is dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses.

FORMER PLD BUSINESSES. PLD Telekom's operating businesses are largely self-sustaining, and while they continue to have on-going capital requirements associated with the development of their businesses, they have been able to pay for capital expenditures and operational expenses out of internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is PLD Telekom specifically obligated to provide capital to its operating businesses; it was so obligated in the past, but all such obligations have been met.

Beginning in the first quarter of 2001, the mobile operators in St. Petersburg, which historically accounted for a significant amount of PeterStar's traffic and revenues, shifted their traffic to a competing network. This move, together with increased competitive pressures in St. Petersburg, will adversely impact PeterStar's revenues and operating income in 2001 and may also impact the level of dividends and management fees payable by PeterStar to the Company.

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

CASPIAN AMERICAN TELECOMMUNICATIONS. In August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American Telecommunications. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expense subject to concurrence with Caspian American's business plans. At December 31, 2000, $23.7 million of the commitment remains available to Caspian American subject to concurrence with the Caspian American business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As part of the original transaction, the Communications Group has sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in August 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in August 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos percentage ownership interest.

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

COMMUNICATIONS GROUP--CHINA

The Company has made inter-company loans to MCC under a credit agreement, and MCC has used the proceeds of these loans principally to fund its operations and investments in China. At March 31, 2001, MCC owed $8.1 million under this credit agreement (including accrued interest).

Huaxia JV had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia JV will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership. Huaxia's business license remains unchanged as to permitted business activities and capitalization requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The terms under which Huaxia JV is currently established require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the joint venture's shareholders. The registered capital contributions must be made within three years. As of March 31, 2001, AAT had contributed $1.6 million of its scheduled registered capital investment.

Twin Poplars LLC, a U.S. limited liability company registered in Delaware, owns a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture licensed to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of March 31, 2001, the MCC had advanced
$1.6 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of March 31, 2001 MCC owns an indirect 87% interest in the 66cities JV. The approved total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of March 31, 2001, Twin Poplars had invested
$1.3 million registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. 66cities JV currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also manages the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel/entertainment products for sale.

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested the initial $375,000 of Clarity's registered capital on April 4, 2001.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of March 31, 2001 Clarity had conducted no material business operations. The Communications Group is actively pursuing other investment opportunities in China's information industry services sector.

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

On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001 and $60.0 million on April 1, 2001 and will decrease to $55.0 million on July 1, 2001. As of March 31, 2001, the Company was in compliance with all bank covenants under the amended Loan and Security Agreement.

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

Snapper signed a new $2.5 million term loan on June 1, 2000 with Fleet Capital Corporation to fund additional approved capital expenditures over and above the capital expenditures Snapper is allowed under its Loan and Security Agreement. Approved funding was available through March 31, 2001, and is payable in 20 consecutive quarterly installments beginning October 1, 2000. Snapper received $1.9 million of funding under this loan as of March 31, 2001.

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

The agreements governing the initial and amended Snapper Loan Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At March 31, 2001 and 2000, Snapper's outstanding liability for its term loans and line of credit was $56.8 million and $45.0 million, respectively.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of March 31, 2001, noncancelable commitments under these agreements amounted to approximately $8.5 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement, which terminates on December 31, 2001 unless extended by the parties, provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer. At March 31, 2001, there was approximately
$78.3 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement. See "Liquidity and Capital Resources--the Company."

The Company believes that Snapper's available cash on hand, cash flow generated by operating activities, borrowings from the Snapper loan agreement and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or changes in government regulations or policies (including licensing requirements and laws restricting foreign ownership), imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment No. 1 "Item 1--Risks Associated with the Company."

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

All of the Company's China-based business units operate pursuant to business licenses issued by the Chinese government. A condition of each business license is that the business unit shall comply with all Chinese regulations, both as presently formed and as may be issued in the future. Such regulations may prohibit certain business activities and may limit foreign investment in Chinese enterprises engaged in certain business activities. The Company believes that the current and intended business activities of all of its China-based business units comply with currently published regulations, and that the current extent of the Company's foreign ownership in these units is similarly permitted. Future changes to or domestic interpretations of the regulations could, however, limit business activity or the Company's ownership interests or both.

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

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China ventures are in compliance

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these ventures or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia JV was established to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as those offered by Huaxia JV, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of Huaxia JV's planned future revenues will, however, derive from other businesses in China (including other of the Company's own ventures) that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in Huaxia JV is not under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted from foreign investment and the Company does not anticipate that the extent of its equity investment in Huaxia JV will be challenged by future Chinese regulation.

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities is also providing administrative services of billings and collections on behalf of the Chinese publisher, for which it is being reimbursed. The current contract expires on June 30, 2001 and the Company is negotiating an extension. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments and such adjustment could adversely affect 66cities JV's overall costs of operation.

The newly establsihed Clarity unit will engage in a form of application service provision, in addition to direct sale of application software products. Remote provision of applications services via the Internet or other network is a new business activity in China and clear regulatory provisions have not yet been finalized. The Company believes that Clarity's business license makes specific provision for the services the unit will offer and that Clarity's intended operations are in compliance with current regulatory provisions. Future regulatory developments, however, are unpredictable as to nature and timing. Although the Company expects China's future regulatory regime to permit and support business activities of the kind Clarity intends, there can be no assurance at this time that all such activities will be permitted or be economically feasible under these future regimes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

MMG CONSOLIDATED

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operations for the three months ended March 31, 2001 was $15.5 million, an increase in cash used in operations of $4.5 million from the same period in the prior year.

Losses from operations include significant non-cash items such as depreciation, amortization, equity in losses of unconsolidated investees, gain on settlement of an option, and losses allocable to minority interests. Non-cash items increased $10.1 million from $17.1 million to $27.2 million for the three months ended March 31, 2000 and 2001, respectively. The increase related principally to the increase in depreciation and amortization expenses. Changes in operating assets and liabilities decreased cash flows for the three months ended
March 31, 2001 by $18.8 million and decreased cash flows by $11.6 million for the three months ended March 31, 2000.

The increase in cash flows used in operating activities for the three months ended March 31, 2000 reflects an increase in accounts receivable and inventory principally attributable to the operations of Snapper.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities was $7.6 million for the three months ended March 31, 2001 as compared to cash provided by investing activities for the three months ended March 31, 2000 of $25.0 million. The principal components of investing activities are investments in and advances to joint ventures of $348,000 in 2001 and distributions received from joint ventures of $946,000 and $21.2 million in 2001 and 2000, respectively. The Communications Group utilized $2.1 million and $2.4 million of funds for acquisitions during the three months ended March 31, 2001 and 2000, respectively, and in 2000, received
$11.0 million in connection with the settlement of an option agreement of a cancelled private placement.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $8.8 million for the three months ended March 31, 2001, an increase of $7.1 million from the same period in the prior year. For the three months ended March 31, 2001 the Company used $3.8 million to pay its preferred stock dividend and $2.8 million for debt repayments. In 2001, additions to debt were $15.3 million. For the three months ended March 31, 2000 the Company used $3.8 million to pay its preferred stock dividend, and there were $4.7 million of debt payments and $5.6 million of additions to long-term debt borrowed under the Snapper loan.

NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR DERIVATIVES

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued.
SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for the gain or loss due to changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. In June 2000, SFAS 138 was issued which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED) addresses a limited number of issues causing implementation difficulties for numerous entities that have applied SFAS 133. SFAS 133 and SFAS 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 can not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 and 138 on January 1, 2001 did not have a material impact on the financial position or results of operations of the Company.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $13,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $14,000.

With the exception of certain vendor financing at the operating business level (approximately $4.1 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately
$3.6 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q including, without limitation, statements under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations or limit or reduce the level of the Company's ownership interests in its joint ventures; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Updated information on litigation and environmental matters subsequent to December 31, 2000 is as follows:

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

LEGAL PROCEEDINGS IN CONNECTION WITH RDM

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral arguments on March 20, 2001. The appeal to the Eleventh Circuit is pending.

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

On August 18, 2000, the liquidating agent filed first amended complaints in both the former creditors' committee adversary proceeding and the former bondholders' committee adversary proceeding. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the HAYS V. FONG adversary proceeding, (b) to consolidate the HAYS V. FONG adversary proceeding with the former creditors' committee adversary proceeding, the former bondholders' committee adversary proceeding and another adversary proceeding--HAYS, ET AL. V. EQUITEX, ET AL., Adv. Proc. No. 00-1065--which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied. On March 22, 2001, the liquidating agent filed a lien avoidance action against the Company, HAYES, ET AL. V. METROMEDIA INTERNATIONAL GROUP, INC., ET AL., Adv. Proc. No. 01-1026. On May 7, 2001, the Company filed a motion to dismiss the former creditors' committee adversary proceedings and the former bondholders' committee adversary proceeding. Also on May 7, 2001, the Company filed a motion seeking to have such adversary proceeding withdrawn from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

BENNETT V. METROMEDIA INTERNATIONAL GROUP, INC.

BENNETT V. METROMEDIA INTERNATIONAL GROUP, INC. (C.A. No. 18530-NC, Court of Chancery of Delaware, New Castle County). By complaint dated November 29, 2000, a shareholder of the Company, Richard A. Bennett, commenced an action seeking to inspect corporate books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law. The Company has negotiated the scope of such disclosure with Mr. Bennett and has provided such documentation.

BARBERIS V. KLUGE, ET AL.

BARBERIS V. KLUGE, ET AL. (C.A. No. 18676-NC, Court of Chancery of Delaware, New Castle County); CRANDON CAPITAL PARTNERS V. KLUGE, ET AL. (C.A.
No. 18681-NC, Court of Chancery of Delaware, New Castle County); KATZ V. KLUGE, ET AL. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle

County); KOTZEN V. KLUGE, ET AL. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to compel the Company to dispose of its interest in Snapper, Inc., to enjoin the defendants from pursuing any going-private transactions, and an accounting. On
February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief. The Company has not yet filed an answer in these actions pending their consolidation.

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

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

       EXHIBIT
       NUMBER                             DESCRIPTION
---------------------   ------------------------------------------------
 (a)                    Exhibits
 11         *           Computation of Earnings Per Share

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

Dated: May 15, 2001