Form 10-Q
period 2001-06-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2001-08-14
CIK 39547

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

     FOR THE PERIOD ENDED JUNE 30, 2001

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF AUGUST 7, 2001 WAS 94,034,947.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.

                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q

                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and
  Results of Operations.....................................     25

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     67

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     69

Item 3. Defaults Upon Senior Securities.....................     72

Item 6. Exhibits and Reports on Form 8-K....................     72

Signature...................................................     73

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Revenues:
  Communications Group...............................   $ 31,411   $ 32,456   $ 64,566   $ 63,701
  Snapper............................................     46,225     52,618     99,852    102,800
                                                        --------   --------   --------   --------
                                                          77,636     85,074    164,418    166,501
Cost and expenses:
  Cost of sales and operating
    expenses--Communications Group...................      9,840      8,095     21,009     16,376
  Cost of sales--Snapper.............................     28,755     34,296     62,891     66,915
  Selling, general and administrative................     33,328     38,229     67,913     72,642
  Depreciation and amortization......................     18,610     16,075     37,070     32,266
  Reduction in estimate of asset impairment charge...         --     (3,984)        --     (3,984)
                                                        --------   --------   --------   --------
Operating loss.......................................    (12,897)    (7,637)   (24,465)   (17,714)
Other income (expense):
  Interest expense...................................     (7,667)    (8,092)   (15,178)   (16,020)
  Interest income....................................        185        632      1,833      1,523
  Equity in income (losses) of unconsolidated
    investees........................................     (1,394)     1,894     (5,200)     2,144
  Foreign currency gain..............................        448        519        114         41
  Other income.......................................         64         --         94      2,500
                                                        --------   --------   --------   --------
Loss before income tax expense and minority
  interest...........................................    (21,261)   (12,684)   (42,802)   (27,526)
Income tax expense...................................     (1,997)    (2,103)    (4,335)    (4,611)
Minority interest....................................         21     (1,815)       (70)      (996)
                                                        --------   --------   --------   --------
Net loss.............................................    (23,237)   (16,602)   (47,207)   (33,133)
Cumulative convertible preferred stock dividend
  requirement........................................     (3,752)    (3,752)    (7,504)    (7,504)
                                                        --------   --------   --------   --------
Net loss attributable to common stock shareholders...   $(26,989)  $(20,354)  $(54,711)  $(40,637)
                                                        ========   ========   ========   ========
Weighted average number of common shares--Basic......     94,035     94,034     94,035     93,921
                                                        ========   ========   ========   ========
Loss per common share--Basic and Diluted:
  Net loss attributable to common stock
    shareholders.....................................   $  (0.29)  $  (0.22)  $  (0.58)  $  (0.43)
                                                        ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                               -----------   -------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $   51,298     $    80,236
  Accounts receivable:
    Snapper, net............................................       20,901          23,297
    Communications Group, net...............................       17,069          17,883
    Other, net..............................................          264             764
  Inventories...............................................       67,141          65,029
  Other assets..............................................       19,332          20,078
                                                               -----------    -----------
      Total current assets..................................      176,005         207,287
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................      111,063         117,908
Property, plant and equipment, net of accumulated
  depreciation..............................................      176,301         180,800
Intangible assets, less accumulated amortization............      208,545         224,819
Other assets................................................        5,187           5,305
                                                               -----------    -----------
      Total assets..........................................   $  677,101     $   736,119
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $   24,679     $    37,361
  Accrued expenses..........................................       75,935          81,514
  Current portion of long-term debt.........................       48,098           4,834
                                                               -----------    -----------
      Total current liabilities.............................      148,712         123,709
Long-term debt..............................................      196,304         230,036
Other long-term liabilities.................................        5,985           5,667
                                                               -----------    -----------
      Total liabilities.....................................      351,001         359,412
                                                               -----------    -----------
Minority interest...........................................       33,178          33,031
Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock                   207,000         207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,034,947 shares at June
    30, 2001 and December 31, 2000..........................       94,035          94,035
  Paid-in surplus...........................................    1,102,769       1,102,769
  Accumulated deficit.......................................   (1,104,555)     (1,053,596)
  Accumulated other comprehensive loss......................       (6,327)         (6,532)
                                                               -----------    -----------
      Total stockholders' equity............................      292,922         343,676
                                                               -----------    -----------
      Total liabilities and stockholders' equity............   $  677,101     $   736,119
                                                               ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(47,207)  $(33,133)
Items not requiring cash outlays:
  Equity in (income) losses of unconsolidated investees.....     5,200     (2,144)
  Depreciation and amortization.............................    37,070     32,266
  Reduction in estimate of asset impairment charge..........        --     (3,984)
  Amortization of debt discount.............................     9,927      9,204
  Gain on settlement of option..............................        --     (2,500)
  Minority interest.........................................        70        996
  Other.....................................................       530       (466)
Changes in:
  Accounts receivable.......................................     3,805     (1,368)
  Inventories...............................................    (1,895)     3,423
  Other assets and liabilities..............................     1,306     (3,524)
  Accounts payable and accrued expenses.....................   (19,119)    (5,571)
                                                              --------   --------
    Cash used in operating activities.......................   (10,313)    (6,801)
                                                              --------   --------
Investing activities:
  Investments in and advances to joint ventures.............    (2,657)    (2,731)
  Distributions from joint ventures.........................     1,462     51,797
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................    (3,558)    (2,695)
  Additions to property, plant and equipment................    (9,919)    (8,345)
  Cash received in settlement of option.....................        --     11,000
                                                              --------   --------
    Cash provided by (used in) investing activities.........   (14,672)    49,026
                                                              --------   --------
Financing activities:
  Payments on debt and capital lease obligations............    (3,332)    (8,804)
  Borrowings on debt........................................     3,131         --
  Proceeds from issuance of common stock related to
    incentive plans.........................................        --      1,211
  Preferred stock dividends paid............................    (3,752)    (7,504)
  Dividends paid to minority interest in PeterStar..........        --     (1,015)
                                                              --------   --------
    Cash used in financing activities.......................    (3,953)   (16,112)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (28,938)    26,113
Cash and cash equivalents at beginning of period............    80,236     50,985
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 51,298   $ 77,098
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                          7 1/4%
                                        CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                                   --------------------   ---------------------                                  OTHER
                                   NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT     INCOME (LOSS)
                                   ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31, 1999......  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)

Net loss.........................        --          --           --        --            --      (33,133)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --          (519)

Total comprehensive loss.........

Issuance of stock related to
  incentive plans................        --          --      750,358       750           461           --            --

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --       (7,504)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, June 30, 2000..........  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,054,921)     $(3,893)
                                   =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31, 2000......  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,053,596)     $(6,532)

Net loss.........................        --          --           --        --            --      (47,207)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --           205

Total comprehensive loss.........

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --       (3,752)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, June 30, 2001..........  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,104,555)     $(6,327)
                                   =========   ========   ==========   =======    ==========   ===========      =======


                                       TOTAL
                                   COMPREHENSIVE
                                      INCOME
                                      (LOSS)
                                   -------------
Balances, December 31, 1999......    $     --
Net loss.........................     (33,133)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................        (519)
                                     --------
Total comprehensive loss.........    $(33,652)
                                     ========
Issuance of stock related to
  incentive plans................
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, June 30, 2000..........
Balances, December 31, 2000......    $     --
Net loss.........................     (47,207)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................         205
                                     --------
Total comprehensive loss.........    $(47,002)
                                     ========
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, June 30, 2001..........

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. ("MITI"), Snapper Inc. and PLD Telekom Inc. PLD Telekom, MITI and its majority owned subsidiary, Metromedia China Corporation ("Metromedia China" or "MCC"), are collectively known as the "Communications Group". All significant intercompany transactions and accounts have been eliminated.

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

Although the Company is engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks, bondholders and shareholders. Although the Company has engaged in discussions with certain of its bondholders concerning the proposed restructuring, such bondholders have not as of yet agreed to the terms of the restructuring proposed by the Company, thereby raising doubt as to the ability of the Company to consummate the restructuring. As a result, the financial statements have been prepared assuming the Company continues to operate each of its lines of business. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures."

All of the Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union, other than the businesses of PLD Telekom and Comstar, report their financial results on a three-month lag. Therefore, the Communications Group's financial results in Eastern Europe and the republics of the former Soviet Union for June 30 include the financial results for those joint ventures for the three and six months ending March 31. The Company has deferred its decision on reducing or eliminating the three-month reporting lag for certain of its principal businesses until it has completed its evaluation of structural alternatives as noted above.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2000. In the opinion of

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations for the three and six month periods ended June 30, 2001 and 2000, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's and its subsidiaries' working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operating systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $25.6 million of cash on hand at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit documents from making dividend payments or advances, other than certain permitted repayments, to the Company.

On March 15, 2001, Snapper received written notice from the financial institution that provides Snapper's dealers with floor plan financing, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001. Snapper and the Company disagreed with the basis for this action taken by the financial institution. On June 13, 2001, Snapper and the Company received written notice from the financial institution noting the financial institution would honor the remaining term of the agreement. The agreement expires
December 31, 2001.

The Company believes that prior to December 31, 2001 it will negotiate a new floor plan financing arrangement with either the current financial institution or with another financial institution or pursue additional working capital financing with either its existing lender or another financial institution. However, if the Company is unable to negotiate a new floor plan financing arrangement or find an alternative source of financing, Snapper will be required to significantly reduce its production schedule and operations in 2002.

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED)
Under this scenario, Snapper would be required to self-finance the receivables from its dealers commencing January 1, 2002 and fully utilize its existing working capital facility during 2002 to fund operations. Snapper's reduced production levels would reduce revenues during 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding.

The Company will be required to pay interest on its 10 1/2% senior discount notes commencing September 30, 2002. The Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its debt service, on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

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

Advances are made to joint ventures and subsidiaries in the form of cash for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $212.7 million in funding of which $49.5 million in funding obligations remain at June 30, 2001. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
2000 IMPAIRMENT CHARGES

Certain of the Company's joint ventures have continued to incur operating losses. In 2000, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying values, the Company utilized a discounted cash flow model or then current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million in 2000.

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

Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to June 30, 2001 (in thousands):

                                        DECEMBER 31,                            DECEMBER 31,              JUNE 30,
TYPE OF COST                                1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS     2001
------------                            ------------   --------   -----------   ------------   --------   --------
Employee separations..................     $5,872      $(3,953)      $(676)        $1,243       $(199)     $1,044
Facility closings.....................      1,456       (1,123)       (147)           186          34         220
                                           ------      -------       -----         ------       -----      ------
                                           $7,328      $(5,076)      $(823)        $1,429       $(165)     $1,264
                                           ======      =======       =====         ======       =====      ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated. The restructuring accrual is included in accrued expenses in the accompanying balance sheets at June 30, 2001 and December 31, 2000.

EQUITY METHOD INVESTMENT INFORMATION

At June 30, 2001 and December 31, 2000, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet Union, at

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) cost, net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

                                                                                         YEAR
                                                                                      OPERATIONS
NAME                                               2001       2000     OWNERSHIP %   COMMENCED (1)
----                                             --------   --------   -----------   -------------
WIRELESS TELEPHONY
BELCEL, Belarus................................  $  3,978      4,093         50%         1999
Tyumenruskom, Russia (2) (8)...................      (570)      (289)        46%         1999
Magticom, Georgia..............................    21,939     19,148         35%         1997
                                                 --------   --------
                                                   25,347     22,952
                                                 --------   --------
FIXED TELEPHONY
Comstar (3)....................................    58,668     61,007         50%         2000
MTR-Sviaz, Russia (2)..........................     1,674      1,973         49%         1999
Telecom Georgia, Georgia.......................     2,862      2,802         30%         1994
Instaphone, Kazakhstan (2).....................        --         --         50%         1998
Caspian American Telecom, Azerbaijan (2).......        --         --         37%         1999
                                                 --------   --------
                                                   63,204     65,782
                                                 --------   --------
CABLE TELEVISION
Sun TV, Chisinau, Moldova (4)..................        --      2,907         91%         1994
Kosmos TV, Moscow, Russia......................     5,337      5,471         50%         1992
Baltcom TV, Riga, Latvia.......................     2,989      4,645         50%         1992
Kamalak TV, Tashkent, Uzbekistan...............       202      2,623         50%         1993
Cosmos TV, Minsk, Belarus......................     1,556      2,195         50%         1996
Alma TV, Almaty, Kazakhstan....................     4,589      5,467         50%         1995
Teleplus, St. Petersburg, Russia (2)...........       102        (31)        45%         1998
                                                 --------   --------
                                                   14,775     23,277
                                                 --------   --------
PAGING
Kamalak Paging, Tashkent, Uzbekistan...........     1,267      1,263         50%         1993
Mobile Telecom, Russia (2) (5).................        --        500         50%         1998
Baltcom Plus, Latvia (2).......................        --         --         50%         1995
Paging One, Georgia (2)........................        --         --         45%         1994
Raduga Poisk, Nizhny Novgorod, Russia (2)......        --         --         45%         1994
PT Page, St. Petersburg, Russia (2)............        --         --         40%         1995
Paging Ajara, Batumi, Georgia (2)..............        --         --         35%         1997
Kazpage, Kazakhstan (2) (6)....................        --         --      26-41%         1997
Alma Page, Almaty, Kazakhstan (2)..............        --         --         50%         1995
                                                 --------   --------
                                                    1,267      1,763
                                                 --------   --------
RADIO BROADCASTING
AS Trio LSL, Estonia...........................     1,047      1,318         49%         1997
                                                 --------   --------
                                                    1,047      1,318
                                                 --------   --------
PRE-OPERATIONAL (7)
Other..........................................     5,423      2,816
                                                 --------   --------
                                                    5,423      2,816
                                                 --------   --------
Total..........................................  $111,063   $117,908
                                                 ========   ========

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) Investment balance reflects write down of investment and, except for Tyumenruskom and MTR-Sviaz results of operations are no longer reported.

(3) In December 2000, the Company purchased its 50% interest in Comstar for $61.4 million of which approximately $44.0 million was allocated to goodwill and intangibles based upon the preliminary purchase price allocation.

(4) The Communications Group increased its ownership in Sun TV to 91% in the fourth quarter of 2000. The results of operations have been consolidated since the first quarter of 2001.

(5) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not made any earnout payments, based on the operational results of the ventures.

(6) The Communications Group is currently negotiating to dispose of its interests in Kazpage, which is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Communications Group's current interests in the joint venture range from 26% to 41% and its interest in the service entity is 51%.

(7) At June 30, 2001 and December 31, 2000, amounts disbursed for proposed joint ventures and pre-operational joint ventures are included in pre-operational joint ventures.

(8) The Communications Group has a continuing obligation to fund Tyumenruskom under the credit agreement.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of June 30, 2001 and December 31, 2000, and combined statement of operations financial information for the six months ended June 30, 2001 and 2000, of the Company's joint ventures accounted for under the equity method, that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
                                                          2001         2000
                                                        --------   ------------
Assets:
  Current assets......................................  $ 45,212     $ 51,356
  Investments in systems and equipment................   154,991      157,084
  Other assets........................................       783        1,179
                                                        --------     --------
    Total assets......................................  $200,986     $209,619
                                                        ========     ========
Liabilities and Joint Ventures' Equity:
  Current liabilities.................................  $ 64,702     $ 66,056
  Amounts payable under credit facilities.............    74,709       93,229
  Other long-term liabilities.........................    24,538       28,189
                                                        --------     --------
                                                         163,949      187,474
  Joint ventures' equity..............................    37,037       22,145
                                                        --------     --------
    Total liabilities and joint ventures' equity......  $200,986     $209,619
                                                        ========     ========

COMBINED STATEMENTS OF OPERATIONS

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                      -------------------------
                                                         2001          2000
                                                      ----------   ------------
Revenues............................................   $ 81,044      $ 69,404
Costs and Expenses:
  Cost of sales and operating expenses..............     35,605        17,827
  Selling, general and administrative...............     22,821        26,884
  Depreciation and amortization.....................     16,939        17,224
                                                       --------      --------
    Total costs and expenses........................     75,365        61,935
                                                       --------      --------
  Operating income..................................      5,679         7,469
  Interest expense..................................     (5,019)       (9,043)
  Other expense.....................................     (1,064)       (1,078)
  Foreign currency transactions.....................     (1,915)       (1,300)
                                                       --------      --------
  Net loss..........................................   $ (2,319)     $ (3,952)
                                                       ========      ========

For the six months ended June 30, 2001 and 2000 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
The following tables present summary financial information for all operating entities being grouped as indicated as of and for the six and three months ended June 30, 2001 and 2000. For the six and three months ended June 30, 2001 and 2000, the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                               SIX MONTHS ENDED JUNE 30, 2001
                                           -----------------------------------------------------------------------
                                           WIRELESS      FIXED       CABLE         RADIO
                                           TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                           ---------   ---------   ----------   ------------   --------   --------
Revenues.................................   $22,311    $ 46,123      $11,169        $ 896       $  545    $ 81,044
Depreciation and amortization............     6,101       7,558        3,191           29           60      16,939
Operating income (loss)..................     5,236       3,207       (2,817)           9           44       5,679
Interest expense.........................     1,142       1,109        2,716           52           --       5,019
Net income (loss)........................     3,591       1,163       (6,947)         (28)         (98)     (2,319)
Assets...................................    63,495     111,048       25,816          242          385     200,986
Capital expenditures.....................     4,949         388        6,248            8           --      11,593
Net investment in joint ventures.........    25,347      63,204       14,775        1,047        1,267     105,640
Equity in income (losses) of
  unconsolidated investees...............     2,085         534       (6,881)        (340)        (598)     (5,200)

                                                                SIX MONTHS ENDED JUNE 30, 2000
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $34,493     $14,243      $15,443       $  849       $4,376    $ 69,404
Depreciation and amortization.............     8,943       2,987        4,845          100          349      17,224
Operating income (loss)...................     9,624      (1,614)         690         (190)      (1,041)      7,469
Interest expense..........................     5,106         882        2,928           26          101       9,043
Net income (loss).........................     4,751      (3,088)      (3,825)        (254)      (1,536)     (3,952)
Assets....................................   104,999      34,954       30,747          890        2,563     174,153
Capital expenditures......................    15,245       3,747        2,774           10          535      22,311
Net investment in joint ventures..........    28,051      11,708       23,576        1,210        7,118      71,663
Equity in income (losses) of
  unconsolidated investees................     6,999      (1,958)        (812)        (426)      (1,121)      2,682

                                                               THREE MONTHS ENDED JUNE 30, 2001
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $10,935     $23,136      $ 4,644       $  525       $  231    $ 39,471
Depreciation and amortization.............     3,174       3,493        1,098          (14)           6       7,757
Operating income (loss)...................     1,826       1,826          641          150           12       4,455
Interest expense..........................       570         547        1,548           41           --       2,706
Net income (loss).........................       903       1,271       (1,162)         123          (54)      1,081
Equity in income (losses) of
  unconsolidated investees................       417         358       (2,264)         150          (55)     (1,394)

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                               THREE MONTHS ENDED JUNE 30, 2000
                                            -----------------------------------------------------------------------
                                            WIRELESS      FIXED       CABLE         RADIO
                                            TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                            ---------   ---------   ----------   ------------   --------   --------
Revenues..................................   $18,076     $ 7,011      $ 7,587       $  304       $2,139    $ 35,117
Depreciation and amortization.............     4,428       1,596        2,329           47          175       8,575
Operating income (loss)...................     5,695         277          536         (171)        (816)      5,521
Interest expense..........................     2,960         358        1,466           13           49       4,846
Net income (loss).........................     3,431        (225)      (1,915)        (202)      (1,028)         61
Equity in income (losses) of
  unconsolidated investees................     4,450        (434)        (419)        (389)        (776)      2,432

3. COMMUNICATIONS GROUP--CHINA

The Company has made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its operations and investments in China. At June 30, 2001, MCC owed $9.7 million under this credit agreement (including accrued interest).

In May 1999, MCC's wholly-owned subsidiary, Asia American Telecommunications ("AAT"), entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. ("All Warehouse"), a Chinese trading company, to form Huaxia Metromedia Information Technology
Co., Ltd ("Huaxia"). Huaxia was licensed as a sino-foreign joint venture company in July 1999 and at its formation AAT owned a 49% equity interest in this joint venture.

On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia whereby AAT's ownership interest in the joint venture was increased to 98%. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership. Huaxia is licensed to provide software and technical services supporting the operation of electronic commerce computer information systems for China-based corporate clients.

The terms under which Huaxia is licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions. The registered capital contributions must be made within three years. As of June 30, 2001, AAT had made $1.8 million of its scheduled registered capital investment. MCC accounted for Huaxia as an equity method investment until assuming 98% ownership and control of the venture on September 20, 2000. The Company consolidated the results of operations of Huaxia subsequent to September 30, 2000.

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a Delaware limited liability company, for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars, at which time Twin Poplars owned a 97% registered capital interest in Beijing 66cities.com Company, Limited ("66cities JV"), a Chinese-foreign equity joint venture established to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture.

As of June 30, 2001, MCC had advanced $1.8 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--CHINA (CONTINUED)
By virtue of its ownership interest in Twin Poplars, as of June 30, 2001 MCC owns an indirect 87% interest in 66cities JV. The approved total investment level for 66cities JV is $2.5 million of which $1.8 million must be in the form of registered capital. As of June 30, 2001, Twin Poplars had invested
$1.5 million registered capital in and advanced $302,000 to 66cities JV.

On March 20, 2001, MCC completed registration and establishment of Clarity Data Systems Co., Ltd. ("Clarity"), a wholly foreign owned enterprise. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering customer relationship management applications and services. As of June 30, 2001, Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd. ("MHIS"), a wholly foreign owned enterprise. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001.

MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of Chinese health care providers, community health networks and general health care sectors.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation if they would have an antidilutive effect on earnings per share. For the three and six months ended June 30, 2001 and 2000 the Company had not included diluted earnings per share since the calculation is antidilutive.

The Company had at June 30, 2001 and 2000, potentially dilutive shares of common stock of 24,735,000 and 26,790,000, respectively.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral arguments on March 20, 2001. In July 2001, the Eleventh Circuit affirmed the court's decision dismissing these actions.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia (the "D and O Proceeding"), alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM moved to intervene in or join the proceeding. On
February 26, 1999, the court entered an order staying all activity in this proceeding pending the court's ruling on these motions. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15.0 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On
March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029 (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029 are collectively referred to as the "Equitable Subordination Proceedings"), with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in the amount of $52.0 million, and such other and further relief as the court deems just and proper.

On July 17, 2000, the bankruptcy court approved the Plan. Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved and the right to continue the adversary

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in the Equitable Subordination Proceedings. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the D and O Proceeding, (b) to consolidate the D and O Proceeding and the Equitable Subordination Proceedings and another adversary proceeding--HAYS, ET AL. V. EQUITEX, ET AL., Adv. Proc. No. 00-1065--which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied. On March 22, 2001, the liquidating agent filed a lien avoidance action against the Company, HAYES, ET AL V. METROMEDIA INTERNATIONAL GROUP, INC., ET AL., Adv. Proc. No. 01-1026 (the "Lien Avoidance Action"). On May 7, 2001, the Company filed a motion to dismiss the Equitable Subordination Proceedings. Also on May 7, 2001, the Company filed a motion seeking to have the D and O Proceeding and the Equitable Subordination Proceedings withdrawn from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia. On June 15, 2001, a motion to dismiss the Lien Avoidance Action was filed. On
July 9, 2001, a motion to dismiss the D and O Proceeding was filed.

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

The Communications Group has operations in Eastern Europe and the republics of the former Soviet Union and China. Operations in Eastern Europe and the republics of the former Soviet Union provide the following services:
(i) wireless telephony; (ii) fixed telephony; (iii) cable television;
(iv) radio broadcasting; and (v) paging. The Communications Group is developing e-commerce business opportunities in China and currently owns controlling interests in certain Chinese software services and information services joint ventures.

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

The Company's segment information is set forth as of and for the six months ended June 30, 2001, and 2000 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $28,305     $89,871     $17,374      $8,056     $ 759     $ 1,002    $145,367
Depreciation and amortization.....     8,404      16,377       6,287         876        81      18,960      50,985
Operating income (loss)...........     3,029      10,035      (4,399)        (59)      (30)    (29,889)    (21,313)
CONSOLIDATED
Revenues..........................   $ 5,994     $43,748     $ 6,205      $7,160     $ 214     $ 1,002    $ 64,323
Gross profit......................
Depreciation and amortization.....     2,303       8,819       3,096         847        21      18,960      34,046
Operating income (loss)...........    (2,207)      6,828      (1,582)        (68)      (74)    (29,889)    (26,992)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $22,311     $46,123     $11,169      $  896     $ 545     $    --    $ 81,044
Depreciation and amortization.....     6,101       7,558       3,191          29        60          --      16,939
Operating income (loss)...........     5,236       3,207      (2,817)          9        44          --       5,679
Net income (loss).................     3,591       1,163      (6,947)        (28)      (98)         --      (2,319)
Equity in income (losses) of
  unconsolidated investees........     2,085         534      (6,881)       (340)     (598)         --      (5,200)
Foreign currency gain.............                                                                             114
Minority interest.................                                                                            (173)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           8,608
Assets at June 30, 2001...........                                                                         523,747


                                    COMMUNICATIONS                CORPORATE
                                     GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $   243       $ 99,852     $    --        $164,418
Gross profit......................                      36,961
Depreciation and amortization.....          261          2,731          32          37,070
Operating income (loss)...........       (2,483)         9,749      (4,739)        (24,465)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $    --
Depreciation and amortization.....           --
Operating income (loss)...........           --
Net income (loss).................           --
Equity in income (losses) of
  unconsolidated investees........           --             --          --          (5,200)
Foreign currency gain.............           --             --          --             114
Minority interest.................          103             --          --             (70)
Interest expense..................                                                 (15,178)
Interest income...................                                                   1,833
Other income......................                                                      94
Income tax expense................                                                  (4,335)
                                                                                  --------
Net loss..........................                                                $(47,207)
                                                                                  ========
Capital expenditures..............          321            990          --        $  9,919
Assets at June 30, 2001...........        1,953        119,015      32,386        $677,101

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ------------------------------------------------------------------------------
                                                                          RADIO                SEGMENT
                                    WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues..........................   $41,375     $56,643     $18,959      $8,723    $ 5,420    $ 1,985    $133,105
Depreciation and amortization.....    11,500      11,004       6,237         677        494     16,426      46,338
Operating income (loss)...........     7,750       5,414         362        (592)    (1,292)   (26,775)    (15,133)
CONSOLIDATED
Revenues..........................   $ 6,882     $42,400     $ 3,516      $7,874    $ 1,044    $ 1,985    $ 63,701
Gross profit......................
Depreciation and amortization.....     2,557       8,017       1,392         577        145     16,426      29,114
Reduction in estimate of asset
  impairment charge...............        --          --          --          --         --         --          --
Operating income (loss)...........    (1,874)      7,028        (328)       (402)      (251)   (26,775)    (22,602)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $34,493     $14,243     $15,443      $  849    $ 4,376    $    --    $ 69,404
Depreciation and amortization.....     8,943       2,987       4,845         100        349         --      17,224
Operating income (loss)...........     9,624      (1,614)        690        (190)    (1,041)        --       7,469
Net income (loss).................     4,751      (3,088)     (3,825)       (254)    (1,536)        --      (3,952)
Equity in income (losses) of
  unconsolidated investees........     6,999      (1,958)       (812)       (426)    (1,121)        --       2,682
Foreign currency gain.............                                                                              41
Minority interest.................                                                                          (2,251)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................
Capital expenditures..............                                                                           7,069
Assets at June 30, 2000...........                                                                         527,346


                                    COMMUNICATIONS                CORPORATE
                                     GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $    --       $102,800     $    --        $166,501
Gross profit......................                      35,885
Depreciation and amortization.....          102          3,015          35          32,266
Reduction in estimate of asset
  impairment charge...............       (3,984)            --          --          (3,984)
Operating income (loss)...........          417          7,528      (3,057)        (17,714)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................      $    --
Depreciation and amortization.....           25
Operating income (loss)...........         (540)
Net income (loss).................         (538)
Equity in income (losses) of
  unconsolidated investees........         (538)            --          --           2,144
Foreign currency gain.............           --             --          --              41
Minority interest.................        1,255             --          --            (996)
Interest expense..................                                                 (16,020)
Interest income...................                                                   1,523
Other income......................                                                   2,500
Income tax expense................                                                  (4,611)
                                                                                  --------
Net loss..........................                                                $(33,133)
                                                                                  ========
Capital expenditures..............           25          1,251          --        $  8,345
Assets at June 30, 2000...........       21,610        113,611      65,766        $728,333

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's consolidated operations by geographic location for the six months ended June 30, 2001 and 2000, and as of June 30, 2001 and December 31, 2000, is as follows (in thousands):

                                                             REVENUES              ASSETS
                                                        ------------------   -------------------
COUNTRY                                                   2001      2000       2001       2000
-------                                                 --------   -------   --------   --------
Azerbaijan............................................  $    --    $    --   $     27   $     27
Belarus...............................................      212        425      5,775      6,850
Bulgaria..............................................       --         --        378        352
Cyprus................................................       --         --          8         26
Czech Republic........................................      483        863      2,196      2,367
Estonia...............................................      214        267      1,271      1,520
Finland...............................................       --         --        912         --
Georgia...............................................    1,016        110     32,033     28,535
Germany...............................................       --        148         --         --
Hungary...............................................    1,784      3,116      5,645      4,595
Kazakhstan............................................    5,994      6,882     52,378     56,796
Krgyzstan.............................................      266         98      1,649      1,794
Latvia................................................      223        245      3,474      5,199
Lithuania.............................................      708        655      1,406      1,391
Moldova...............................................      834         --      3,130      2,907
People's Republic of China............................      243         --      1,953      2,412
Romania...............................................    3,051      2,596     10,590     10,444
Russia................................................   48,749     46,280    288,537    303,355
Ukraine...............................................       --        463        689        688
United Kingdom........................................       --         --         31         12
United States (1).....................................      789      1,553    112,149    121,567
Uzbekistan............................................       --         --      1,469      3,886
                                                        -------    -------   --------   --------
                                                        $64,566    $63,701   $525,700   $554,723
                                                        =======    =======   ========   ========

------------------------

(1) Assets include goodwill of $106.9 million, and $112.0 million at June 30, 2001 and December 31, 2000, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at June 30, 2001 and December 31, 2000 was $4.7 million and $3.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of June 30, 2001 and December 31, 2000 (in thousands):

                                                              2001      2000
                                                            --------   -------
Lawn and garden equipment:
  Raw materials...........................................  $ 8,210    $ 8,665
  Finished goods..........................................   54,933     52,294
                                                            -------    -------
                                                             63,143     60,959
Less: LIFO reserve........................................       --         --
                                                            -------    -------
                                                             63,143     60,959
                                                            -------    -------
Telecommunications:
  Paging..................................................      131        131
  Telephony...............................................    2,943      3,029
  Cable...................................................      924        910
                                                            -------    -------
                                                              3,998      4,070
                                                            -------    -------
                                                            $67,141    $65,029
                                                            =======    =======

LONG-TERM DEBT

At June 30, 2001, Snapper was not in compliance with all financial covenants under its loan and security agreement. On August 13, 2001 the lenders under the loan and security agreement waived any event of default arising from such noncompliance. Since it is possible that Snapper may not be in compliance with all its financial requirements under its current loan and security agreement in the next four calendar quarters, the Company has reclassified, as required under generally accepted accounting principles, its debt to its lenders of $44.7 million as a current liability. The Company is currently negotiating changes to certain financial covenants contained in its current loan and security agreement.

The Company's 10 1/2% senior discount notes are classified as non-current liabilities. It is a default under the indenture governing such senior discount notes if certain indebtedness (including the indebtedness of Snapper under its loan and security agreement) is accelerated prior to its stated maturity. In the event of a default under the indenture the senior discount notes may be accelerated.

7 1/4% CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company elected not to declare a dividend on its 7 1/4% cumulative convertible preferred stock for the quarterly dividend period ending on June 15, 2001. Total dividends in arrears are $3.8 million or $0.91 per preferred share.

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $9.9 million and $9.2 million for the six months ended June 30, 2001 and 2000, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) OTHER INCOME

For the six months ended June 30, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

8. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or changes in government regulations or policies (including licensing requirements and laws restricting foreign ownership), compliance with and renewal of licenses, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment
No. 1 "Item 1--Risks Associated with the Company."

Caspian American Telecom Limited's ("CAT") license expired according to its terms on July 27, 2001 and, although the license has not yet been renewed, the venture is negotiating a renewal of the license with the Ministry of Communications of Azerbaijan. While the negotiations are ongoing, CAT continues to operate its business. However, if the license is not renewed, or is renewed on terms materially different than the previous license, the operations of CAT may be required to cease or be materially restricted, leading to a materially adverse impact on the venture's results, although the Company does not believe that such an event would have a materially adverse effect on its results of operations or financial position.

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

RISKS ASSOCIATED WITH THE COMPANY'S CHINA E-COMMERCE INVESTMENTS

All of the Company's China-based business units operate pursuant to business licenses issued by the Chinese government. A condition of each license is that the business unit must comply with all Chinese regulations, both as presently formulated and as may be issued in the future. Such regulations may prohibit certain business activities and may limit foreign investment in Chinese enterprises engaged in certain business activities. The Company believes that the current and intended business activities of all

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
of its China-based business units comply with currently published regulations, and that the current extent of the Company's foreign ownership in these units is similarly permitted. Future changes to or domestic interpretations of the regulations could, however, limit business activity or the Company's ownership interests or both.

Chinese regulation of business activities involving use of the Internet and provision of information content or services via the Internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form, require the Company to limit its equity participation in current investments or limit the scale of such participation in future investments.

Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated investments. Regulations limiting dissemination of information for political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated investments.

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China investments are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these investments or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or future profitability of these investments could be jeopardized.

The Company's Huaxia, Clarity and MHIS business units in China are licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as those offered by these business units, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of these business units' planned future revenues will, however, derive from additional lines of businesses in China that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interests in these business units are not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted from foreign investment, and the Company does not anticipate that the extent of its equity investment in these business units will be challenged by future Chinese regulation.

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities JV is also providing administrative services of billings and collections on behalf of the Chinese publisher, for which it is being reimbursed. The current contract expired on June 30, 2001, and the Company is negotiating an

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
extension. Regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments, and such adjustment could adversely affect 66cities JV's overall costs of operation.

LITIGATION

During February 2001, four separate but very similar lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. The Company has not yet filed an answer in these lawsuits and does not anticipate being required to do so until such time as the lawsuits are consolidated.

In June 2001 certain shareholders of the Company commenced an action pursuant to
Section 211 of the Delaware General Corporation Law to compel the Company to hold its annual shareholders meeting. In July 2001 the Company announced that it will hold its annual shareholder meeting on October 12, 2001.

The Company is involved in various legal and regulatory proceedings and while the results of any litigation or regulatory issue contain an element of uncertainty, except as disclosed in note 5, management believes that the outcome of any known, pending or threatened legal proceedings, including those noted in the preceding paragraphs, will not have a material effect on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated condensed financial statements and related notes thereto.

RECENT DEVELOPMENTS

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China Corporation and radio and cable businesses from its telephony assets as a means to maximize stockholder value. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to MMG's stockholders. On March 1, 2001, the Company engaged Salomon Smith Barney and ING Barings, two independent, internationally recognized investment banking firms, to advise it on the various alternatives.

Although the Company is engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain transactions, obtaining the consent of the Company's and Snapper's banks, bondholders and shareholders. Although the Company has engaged in discussions with certain of its bondholders concerning the proposed restructuring, such bondholders have not as of yet agreed to the terms of the restructuring proposed by the Company, thereby raising doubt as to the ability of the Company to consummate the restructuring. As a result, all information in this Quarterly Report has been prepared assuming the Company continues to operate each of its lines of businesses. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

During February 2001, four separate but very similar lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. The Company has not yet filed an answer in these lawsuits and does not anticipate being required to do so until such time as the lawsuits are consolidated. See Part II, Item 1 "Legal Proceedings."

During December 2000, the Company received four separate proposals from the Company's stockholders for inclusion in the Company's Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "Annual Meeting"). With respect to one of the four proposals, the Company sought the concurrence of the Securities and Exchange Commission's Division of Corporation Finance, that the Division would not recommend that the Commission take enforcement action against the Company in the event that the Company chose to exclude such proposal from its 2001 Proxy Statement. On March 27, 2001, the Division of Corporation Finance notified the Company that it would not recommend to the Commission that it take enforcement action against the Company if the Company chooses to omit such proposal from its Proxy Statement.

The Company has received notice on behalf of Elliot Associates, L.P. and Elliott International, L.P., stockholders of the Company (the "Nominating Stockholders"), that they have nominated two individuals to stand for election to the Company's Board of Directors at the Annual Meeting. In June 2001 the Nominating Stockholders commenced an action against the Company pursuant to
Section 211 of the Delaware General Corporation Law seeking to compel the Company to hold its annual shareholder meeting. In July 2001 the Company announced that it will hold its annual shareholder meeting on October 12, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
GENERAL

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

The Company continues to focus its growth strategy on opportunities in communications businesses. The constantly changing technologies involved in the Communications Group's telephony and cable businesses continue to provide the Company with new opportunities.

2000 IMPAIRMENT CHARGE

Certain of the Company's joint ventures have continued to incur operating losses. In 2000, the long lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying value, the Company utilized a discounted cash flow model or then current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million in 2000.

1999 RESTRUCTURING CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its overhead costs for 2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired staff. In 1999 the Company recorded a charge of $8.4 million in connection with this restructuring.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to June 30, 2001 (in thousands):

                                        DECEMBER 31,                            DECEMBER 31,              JUNE 30,
TYPE OF COST                                1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS     2001
------------                            ------------   --------   -----------   ------------   --------   --------
Employee separations..................     $5,872      $(3,953)      $(676)        $1,243      $  (199)    $1,044
Facility closings.....................      1,456       (1,123)       (147)           186           34        220
                                           ------      -------       -----         ------      -------     ------
                                           $7,328      $(5,076)      $(823)        $1,429      $  (165)    $1,264
                                           ======      =======       =====         ======      =======     ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and subsidiaries at June 30, 2001 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELEPHONY
ALTEL (Kazakhstan) (2)......................................        50%
BELCEL (Belarus)............................................        50%
Tyumenruskom (Tyumen, Russia)...............................        46%
Magticom (Tbilisi, Georgia).................................        35%
Gorizont-RT (Sakha) (3).....................................        25%

FIXED AND OTHER TELEPHONY
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................       100%
CPY Yellow Pages (St. Petersburg, Russia) (2)...............       100%
Cardlink ZAO (Moscow, Russia) (2)...........................       100%
PeterStar (St. Petersburg, Russia) (2)......................        71%
Teleport-TP (Moscow, Russia) (2) (4)........................        56%
Comstar ZAO (Moscow, Russia) (5)............................        50%
Instaphone (Kazakhstan) (6) (7).............................        50%
MTR-Sviaz (Moscow, Russia) (4)..............................        49%
Caspian American Telecommunications (Azerbaijan) (6)........        37%
Spectrum (Kazakhstan) (6) (8)...............................        33%
Telecom Georgia (Tbilisi, Georgia)..........................        30%

INTERNET SERVICES
Clarity Data Systems Co., Ltd. (Beijing, China) (2) (9).....        58%
Huaxia Metromedia Information Technology Co., Ltd. (China)
  (2) (9)...................................................        58%
Metromedia Health Information Systems Co., Ltd. (China)(2)
  (9).......................................................        58%
66 cities.com Co., Ltd. (Beijing, China) (2) (9)                    50%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................       100%
Sun TV (Chisinau, Moldova) (2) (11).........................        91%
Ayety TV (Tbilisi, Georgia) (2) (10)........................        85%
ATK (Archangelsk, Russia) (2)...............................        81%
Viginta (Vilnius, Lithuania) (2)............................        55%
Ala TV (Bishkek, Kyrghizstan) (2)...........................        53%
Kosmos TV (Moscow, Russia)..................................        50%
Baltcom TV (Riga, Latvia)...................................        50%
Kamalak TV (Tashkent, Uzbekistan)...........................        50%
Alma TV (Almaty, Kazakhstan)................................        50%
Cosmos TV (Minsk, Belarus)..................................        50%
Teleplus (St. Petersburg, Russia) (6) (12)..................        45%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................       100%
Metroradio (Bulgaria) (13)..................................       100%
Oy Metromedia (Finland) (15)................................       100%
Radio Katusha (St. Petersburg, Russia) (2) (14).............        96%
Country Radio (Prague, Czech Republic) (2)..................        85%
SAC (Moscow, Russia) (2)....................................        83%
Radio One (Prague, Czech Republic) (2)......................        80%
Radio Skonto (Riga, Latvia) (2).............................        55%
Radio Georgia (Tbilisi, Georgia) (2) (14)...................        51%
AS Trio LSL (Estonia) (14)..................................        49%

PAGING
Baltcom Paging (Estonia) (2)................................        85%
CNM (Romania) (16)..........................................        54%
Eurodevelopment (Ukraine) (6)...............................        51%
Alma Page (Almaty and Ust-Komenogorsk, Kazakhstan) (6)......        50%
Mobile Telecom (Russia) (6) (17)............................        50%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%
Baltcom Plus (Latvia) (6)...................................        50%
Paging One (Tbilisi, Georgia) (6)...........................        45%
Raduga Poisk (Nizhny Novgorod, Russia) (6)..................        45%
PT Page (St. Petersburg, Russia) (6) (12)...................        40%
Paging Ajara (Batumi, Georgia) (6)..........................        35%
Kazpage (Kazakhstan) (6) (18)...............................     26-41%

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

(9) The Communications Group's majority-owned subsidiary Metromedia China Corporation owns 100% of Huaxia. Metromedia China currently owns 90% of Twin Poplars LLC with an option to acquire the remaining 10%, and Twin Poplars owns 97% of 66cities JV. Metromedia China Corporation owns 100% of Clarity and MHIS.

(10) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this venture have been consolidated since the fourth quarter of 2000.

(11) The Communications Group increased its ownership interest in Sun TV to 91% in 2000. The results of this venture have been consolidated since the first quarter of 2001.

(12) The Communications Group has signed an agreement to dispose of 11% of PT Page, in exchange for an additional 14% of Teleplus. The transaction, which is subject to Russian Anti-Monopoly Commission approval, is expected to close in 2001.

(13) Metroradio was established by the Communications Group in 1999 and acquired radio broadcasting licenses in November 2000. Its results have been consolidated since the second quarter of 2001.

(14) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL operates six radio stations in various cities throughout Estonia. Radio Georgia has two radio stations operating in Georgia. On December 14, 2000, the Communications Group acquired an additional 21% of Radio Katusha for $500,000.

(15) The Communications Group agreed to acquire a 90% interest in Oy Metromedia Finland in November 2000 for $680,000 conditioned on the reconfirmation of its licenses, which was received in February 2001. Oy Metromedia operates two radio stations in Finland. The results for this venture have been consolidated in the second quarter of 2001. The remaining 10% was acquired in June 2001, including the repayment of the minority shareholder's loan due from Oy Metromedia, for $303,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, garden tillers, snowthrowers and related parts and accessories. The lawnmowers include rear engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand.

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

Certain statements set forth below under this caption constitute
"Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 68.

SEGMENT INFORMATION

The following tables set forth operating results for the three and six months ended June 30, 2001 and 2000, for the Company's Communications Group and Snapper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                               SEE NOTES 1 AND 2

                                                         COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                         THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $13,899     $45,409      $ 7,531       $3,195       $ 329     $    485   $ 70,848
Depreciation and amortization.....     4,283       7,991        2,475          330         (23)       9,850     24,906
Operating income (loss)...........       744       6,521          941         (756)          7      (16,245)    (8,788)
CONSOLIDATED
Revenues..........................   $ 2,964     $22,273      $ 2,887       $2,670       $  98     $    485   $ 31,377
Gross profit......................
Depreciation and amortization.....     1,109       4,498        1,377          344         (29)       9,850     17,149
Operating income (loss)...........    (1,082)      4,695          300         (906)         (5)     (16,245)   (13,243)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $10,935     $23,136      $ 4,644       $  525       $ 231     $     --   $ 39,471
Depreciation and amortization.....     3,174       3,493        1,098          (14)          6           --      7,757
Operating income..................     1,826       1,826          641          150          12           --      4,455
Net income (loss).................       903       1,271       (1,162)         123         (54)          --      1,081
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................       417         358       (2,264)         150         (55)          --     (1,394)
Foreign currency gain.............                                                                                 448
Minority interest.................                                                                                  24
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    34       $46,225      $    --        $ 77,636
Gross profit......................                    17,470
Depreciation and amortization.....          53         1,392           16          18,610
Operating income (loss)...........        (400)        3,780       (3,034)        (12,897)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          --
Operating income..................          --
Net income (loss).................          --
Equity in income (losses) of
  unconsolidated investees (note
  2)..............................          --            --           --          (1,394)
Foreign currency gain.............          --            --           --             448
Minority interest.................          (3)           --           --              21
Interest expense..................                                                 (7,667)
Interest income...................                                                    185
Other income......................                                                     64
Income tax expense................                                                 (1,997)
                                                                                 --------
Net loss..........................                                               $(23,237)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                        THREE MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                        THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ---------------------------------------------------------------------------------
                                                                            RADIO                 SEGMENT
                                    WIRELESS      FIXED       CABLE        BROAD-                  HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION     CASTING      PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   -----------   --------   --------   --------
COMBINED
Revenues..........................   $21,464     $29,154      $ 9,573      $3,425      $ 2,651    $  1,306   $ 67,573
Depreciation and amortization.....     5,687       5,604        3,039         346          248       8,122     23,046
Operating income (loss)...........     4,720       4,816          588        (902)      (1,061)    (14,256)    (6,095)
CONSOLIDATED
Revenues..........................   $ 3,388     $22,143      $ 1,986      $3,121      $   512    $  1,306   $ 32,456
Gross profit......................
Depreciation and amortization.....     1,259       4,008          710         299           73       8,122     14,471
Reduction in estimate of asset
  impairment charge...............        --          --           --          --           --          --         --
Operating income (loss)...........      (975)      4,539           52        (731)        (245)    (14,256)   (11,616)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $18,076     $ 7,011      $ 7,587      $  304      $ 2,139    $     --   $ 35,117
Depreciation and amortization.....     4,428       1,596        2,329          47          175          --      8,575
Operating income (loss)...........     5,695         277          536        (171)        (816)         --      5,521
Net income (loss).................     3,431        (225)      (1,915)       (202)      (1,028)         --         61
Equity in income (losses) of
  unconsolidated investees........     4,450        (434)        (419)       (389)        (776)         --      2,432
Foreign currency gain.............                                                                                519
Minority interest.................                                                                             (1,613)
Interest expense..................
Interest income...................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $    --       $52,618      $    --        $ 85,074
Gross profit......................                    18,322
Depreciation and amortization.....          50         1,536           18          16,075
Reduction in estimate of asset
  impairment charge...............      (3,984)           --           --          (3,984)
Operating income (loss)...........       2,322         3,363       (1,706)         (7,637)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          25
Operating income (loss)...........        (540)
Net income (loss).................        (538)
Equity in income (losses) of
  unconsolidated investees........        (538)           --           --           1,894
Foreign currency gain.............          --            --           --             519
Minority interest.................        (202)           --           --          (1,815)
Interest expense..................                                                 (8,092)
Interest income...................                                                    632
Income tax expense................                                                 (2,103)
                                                                                 --------
Net loss..........................                                               $(16,602)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                        THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ---------------------------------------------------------------------------------
                                                                            RADIO                 SEGMENT
                                    WIRELESS      FIXED       CABLE        BROAD-                  HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION     CASTING      PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   -----------   --------   --------   --------
COMBINED
Revenues..........................   $28,305     $89,871      $17,374      $8,056       $ 759     $  1,002   $145,367
Depreciation and amortization.....     8,404      16,377        6,287         876          81       18,960     50,985
Operating income (loss)...........     3,029      10,035       (4,399)        (59)        (30)     (29,889)   (21,313)
CONSOLIDATED
Revenues..........................   $ 5,994     $43,748      $ 6,205      $7,160       $ 214     $  1,002   $ 64,323
Gross profit......................
Depreciation and amortization.....     2,303       8,819        3,096         847          21       18,960     34,046
Operating income (loss)...........    (2,207)      6,828       (1,582)        (68)        (74)     (29,889)   (26,992)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $22,311     $46,123      $11,169      $  896       $ 545     $     --   $ 81,044
Depreciation and amortization.....     6,101       7,558        3,191          29          60           --     16,939
Operating income (loss)...........     5,236       3,207       (2,817)          9          44           --      5,679
Net income (loss).................     3,591       1,163       (6,947)        (28)        (98)          --     (2,319)
Equity in income (losses) of
  unconsolidated investees........     2,085         534       (6,881)       (340)       (598)          --     (5,200)
Foreign currency gain.............                                                                                114
Minority interest.................                                                                               (173)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS               CORPORATE
                                     GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    --------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................     $   243       $99,852      $    --        $164,418
Gross profit......................                    36,961
Depreciation and amortization.....         261         2,731           32          37,070
Operating income (loss)...........      (2,483)        9,749       (4,739)        (24,465)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................     $    --
Depreciation and amortization.....          --
Operating income (loss)...........          --
Net income (loss).................          --
Equity in income (losses) of
  unconsolidated investees........          --            --           --          (5,200)
Foreign currency gain.............          --            --           --             114
Minority interest.................         103            --           --             (70)
Interest expense..................                                                (15,178)
Interest income...................                                                  1,833
Other income......................                                                     94
Income tax expense................                                                 (4,335)
                                                                                 --------
Net loss..........................                                               $(47,207)
                                                                                 ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                         SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)

                                                       COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                       THE REPUBLICS OF THE FORMER SOVIET UNION
                                   ---------------------------------------------------------------------------------
                                                                           RADIO                 SEGMENT
                                   WIRELESS      FIXED       CABLE        BROAD-                  HEAD-
                                   TELEPHONY   TELEPHONY   TELEVISION     CASTING      PAGING    QUARTERS    TOTAL
                                   ---------   ---------   ----------   -----------   --------   --------   --------
COMBINED
Revenues.........................   $41,375     $56,643      $18,959      $8,723      $ 5,420    $  1,985   $133,105
Depreciation and amortization....    11,500      11,004        6,237         677          494      16,426     46,338
Operating income (loss)..........     7,750       5,414          362        (592)      (1,292)    (26,775)   (15,133)
CONSOLIDATED
Revenues.........................   $ 6,882     $42,400      $ 3,516      $7,874      $ 1,044    $  1,985   $ 63,701
Gross profit.....................
Depreciation and amortization....     2,557       8,017        1,392         577          145      16,426     29,114
Reduction in estimate of asset
  impairment charge..............        --          --           --          --           --          --         --
Operating income (loss)..........    (1,874)      7,028         (328)       (402)        (251)    (26,775)   (22,602)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $34,493     $14,243      $15,443      $  849      $ 4,376    $     --   $ 69,404
Depreciation and amortization....     8,943       2,987        4,845         100          349          --     17,224
Operating income (loss)..........     9,624      (1,614)         690        (190)      (1,041)         --      7,469
Net income (loss)................     4,751      (3,088)      (3,825)       (254)      (1,536)         --     (3,952)
Equity in income (losses) of
  unconsolidated investees.......     6,999      (1,958)        (812)       (426)      (1,121)         --      2,682
Foreign currency gain............                                                                                 41
Minority interest................                                                                             (2,251)
Interest expense.................
Interest income..................
Other income.....................
Income tax expense...............
Net loss.........................


                                   COMMUNICATIONS               CORPORATE
                                    GROUP--CHINA    SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   --------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................     $    --       $102,800     $    --        $166,501
Gross profit.....................                     35,885
Depreciation and amortization....         102          3,015          35          32,266
Reduction in estimate of asset
  impairment charge..............      (3,984)            --          --          (3,984)
Operating income (loss)..........         417          7,528      (3,057)        (17,714)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................     $    --
Depreciation and amortization....          25
Operating income (loss)..........        (540)
Net income (loss)................        (538)
Equity in income (losses) of
  unconsolidated investees.......        (538)            --          --           2,144
Foreign currency gain............          --             --          --              41
Minority interest................       1,255             --          --            (996)
Interest expense.................                                                (16,020)
Interest income..................                                                  1,523
Other income.....................                                                  2,500
Income tax expense...............                                                 (4,611)
                                                                                --------
Net loss.........................                                               $(33,133)
                                                                                ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS
  ENDED JUNE 30, 2000, AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

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

WIRELESS TELEPHONY

The following sets forth the names of the Communications Group's wireless telephony ventures, its ownership percentage as of June 30, 2001, and accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
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

------------------------

*--In October 2000, the Communications Group sold its indirect 22% interest.

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------------   ------------------------------
WIRELESS TELEPHONY--CONSOLIDATED                2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------------------              --------   --------   --------   --------   --------   --------
Revenues....................................  $ 2,964     $3,388      (13)%    $ 5,994    $ 6,882      (13)%
Operating loss..............................  $(1,082)    $ (975)      11%     $(2,207)   $(1,874)      18%

REVENUES. Wireless telephony consolidated revenues for the six months ended June 30, 2001 amounted to $6.0 million and were attributable to ALTEL, the Kazakhstan D-AMPS operator. ALTEL's revenues for the first six months of 2000 amounted to $6.9 million. ALTEL's 2001 revenues were adversely

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) affected by competition from GSM operators and by fraud problems involving "cloned' cellular telephones. ALTEL has purchased anti-fraud equipment which is expected to be installed by the end of the third quarter of 2001.

Wireless telephony consolidated revenues for the three months ended June 30, 2001 amounted to $3.0 million compared to $3.4 million for the same period of 2000.

OPERATING LOSS. ALTEL generated an operating loss of $2.2 million for the six months ended June 30, 2001, compared to an operating loss of $1.9 million for the corresponding period of 2000. The reduction in revenues due to Altel's fraud problems was partly mitigated by measures taken by venture management to reduce costs. Continued competition for the remainder of 2001 is likely to have continued adverse effects on the venture's operating results, as are the venture's fraud problems until the anti-cloning equipment becomes operational.

Wireless telephony consolidated operating losses for the three months ended June 30, 2001 amounted to $1.1 million compared to $975,000 for the corresponding period of 2000.

The following table sets forth the revenues, operating income, net income and equity in income of the unconsolidated wireless telephony joint ventures, which are recorded under the equity method (in thousands):

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            ------------------------------   ------------------------------
WIRELESS TELEPHONY--UNCONSOLIDATED            2001       2000     % CHANGE     2001       2000     % CHANGE
----------------------------------          --------   --------   --------   --------   --------   --------
Revenues..................................  $10,935    $18,076      (40)%    $22,311    $34,493      (35)%
Operating income..........................  $ 1,826    $ 5,695      (68)%    $ 5,236    $ 9,624      (46)%
Net income................................  $   903    $ 3,431      (74)%    $ 3,591    $ 4,751      (24)%
Equity in income of joint ventures........  $   417    $ 4,450      (91)%    $ 2,085    $ 6,999      (70)%

EQUITY IN INCOME OF JOINT VENTURES. Equity in income from investments in wireless telephony ventures for the six months ended June 30, 2001 amounted to $2.1 million as compared to $7.0 million for the six months ended June 30, 2000. The results for 2001 were primarily attributable to the Communications Group's GSM wireless operation in Georgia. The results for 2000 were primarily attributable to GSM operations in Latvia and Georgia. The Communications Group sold its 22% interest of Baltcom GSM, the Latvian GSM operation, in the third quarter of 2000. For the first six months of 2000 Baltcom GSM's revenues amounted to $17.4 million with operating income of $2.7 million.

Magticom's 2001 revenues were $16.7 million, a 25% increase on 2000 revenues of $13.3 million due to strong subscriber growth. Magticom achieved operating income of $6.1 million in the first six months of 2001 as compared to $7.5 million during the first six months of 2000. Magticom's 2000 results were positively affected by the settlement and collection of a legal claim of $1.8 million in the early part of that year. In the remaining part of 2001, Magticom's operating results are likely to be adversely affected by the continued development of two alternative GSM operations in Georgia.

Other ventures in this category include BELCEL, which operates an NMT 450 wireless network in Belarus, and Tyumenruscom, the D-AMPS operator in Tyumen, Russia. During the first half of 2001 these ventures jointly generated revenues of $5.6 million and operating losses of $815,000, as compared with revenues of $3.8 million and operating losses of $590,000 in the first six months of 2000. Both ventures experienced subscriber growth leading to increased revenues in 2001 compared to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) corresponding period in 2000, but pressure on operating profit margins and higher operating costs caused a lack of improvement in first half year 2001 operating results as compared with the prior year.

Equity in income from investments in wireless telephony ventures for the three months ended June 30, 2001 amounted to $417,000 compared to $4.5 million for the three months ended June 30, 2000. The Communications Group sold its interest in Baltcom GSM in the third quarter of 2000 and therefore reported no results for 2001 for that entity. Baltcom GSM reported revenues of $9.1 million and operating income of $1.6 million for the three months ended June 30, 2000. In Georgia, for the three months ended June 30, 2001 Magticom had revenues of $8.0 million and operating income of $2.1 million as compared with revenues of $6.8 million and operating income of $4.2 million in the corresponding period of 2000. For the three months ended June 30, 2001 revenues and operating losses for Tyumenruscom and BELCEL jointly amounted to $2.9 million and $319,000, respectively, compared to revenues of $2.2 million and operating losses of $73,000 for the corresponding period of the prior year.

FIXED TELEPHONY

The following sets forth the names of the Communications Group's fixed telephony ventures, its ownership percentage as of June 30, 2001, and accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Technocom (Moscow, Russia)..................................      100%         C         C
Baltic Communications (St Petersburg, Russia)...............      100%         C         C
CPY Yellow Pages (St. Petersburg, Russia)...................      100%         C         C
PeterStar (St Petersburg, Russia)...........................       71%         C         C
Comstar* (Moscow, Russia)...................................       50%         E         N/A
Instaphone** (Kazakhstan)...................................       50%         E         E
MTR Sviaz (Moscow, Russia)..................................       49%         E         E
Caspian American Telecommunications** (Azerbaijan)..........       37%         E         E
Spectrum** (Kazakhstan).....................................       33%         E         E
Telecom Georgia (Tbilisi, Georgia)..........................       30%         E         E

------------------------

* --Acquired in December 2000.

**--Results not reported.

The following table sets forth the revenues and operating income for the consolidated fixed telephony ventures (in thousands):

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            ------------------------------   ------------------------------
FIXED TELEPHONY--CONSOLIDATED                 2001       2000     % CHANGE     2001       2000     % CHANGE
-----------------------------               --------   --------   --------   --------   --------   --------
Revenues..................................  $22,273    $22,143        1%     $43,748    $42,400        3%
Operating income..........................  $ 4,695    $ 4,539        3%     $ 6,828    $ 7,028       (3)%

REVENUES.  Fixed telephony consolidated revenues for the six months ended
June 30, 2001 amounted to $43.7 million as compared with $42.4 milllion for the corresponding period of the previous year. The results of operations were primarily attributable to PeterStar and Technocom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In the first six months of 2001 PeterStar generated revenues of $23.7 million as compared to $26.9 million in the same period in 2000. The reduction is due primarily to the loss of revenue in 2001 previously derived from processing of transit traffic for St. Petersburg's mobile telephony operators.

In the first six months of 2001, Technocom generated revenues of $15.9 million compared to $11.6 million in the same period in 2000. The venture experienced higher international and long distance traffic volumes in the six months ended June 30, 2001 which caused Technocom's revenues to increase compared to those in 2000.

Fixed telephony consolidated revenues for the three months ended June 30, 2001 amounted to $22.3 million as compared with $22.1 million for the three months ended June 30, 2000. PeterStar's revenues for the three months ended June 30, 2001 amounted to $11.8 million as compared to revenues of $13.9 million generated in the same period in 2000. Technocom's revenues increased from $6.4 million for the three months ended June 30, 2000 to $8.2 million in the same period of 2001.

OPERATING INCOME. During the six months ended June 30, 2001, fixed telephony consolidated ventures generated operating income of $6.8 million, down 3% from operating income of $7.0 million generated in the corresponding period of 2000. PeterStar's operating income for the six months ended June 30, 2001 amounted to $6.1 million compared to $9.6 million for the six months ended June 30, 2000. Peterstar's 2001 operating income was adversely affected by the previously mentioned loss of transit traffic derived from St. Petersburg's mobile telephony operators. Technocom generated an operating profit of $732,000 during the first six months of 2001 compared to a loss of $508,000 in the corresponding period in 2000. The reduction of Technocom's operating loss was due to a restructuring of operations resulting in reduced overhead expense and also to the above mentioned increases in revenue.

Fixed telephony operating income for the three months ended June 30, 2001 amounted to $4.7 million as compared with $4.5 million during the same period of 2000. PeterStar's operating income for the three months ended June 30, 2001 fell from $5.6 million for the three months ended June 30, 2000 to $3.3 million for the three months ended June 30, 2001 for the reasons discussed above. Technocom generated for the three months ended June 30, 2001 operating income of $950,000 as compared with an operating income of $31,000 in the corresponding period of 2000 for the reasons discussed above.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated fixed telephony joint ventures which are recorded under the equity method (in thousands):

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ------------------------------   ------------------------------
FIXED TELEPHONY--UNCONSOLIDATED                2001       2000     % CHANGE     2001       2000     % CHANGE
-------------------------------              --------   --------   --------   --------   --------   --------
Revenues...................................  $23,136     $7,011      230%     $46,123    $14,243      224%
Operating income (loss)....................  $ 1,826     $  277      559%     $ 3,207    $(1,614)     N/M
Net income (loss)..........................  $ 1,271     $ (225)     N/M      $ 1,163    $(3,088)     N/M
Equity in income (losses) of joint
  ventures.................................  $   358     $ (434)     N/M      $   534    $(1,958)     N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's equity in income from investments in fixed telephony ventures for the six months ended June 30, 2001 increased to $534,000 for the six months ended June 2001 from losses of $2.0 million in the six months ended June 30 2000. These results were attributable mainly to the operations of Comstar, a Moscow fixed line operator, in which a 50% interest was acquired by the Communications Group during the fourth quarter of 2000, and also to Telecom Georgia and MTR Sviaz.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Comstar generated 2001 revenues of $33.2 million and operating income of $3.9 million as compared to 2000 revenues of $30.3 million and operating income of $2.3 million. Comstar's results were favorably affected in 2001 by increased business customer lines as compared with 2000. The Communications Group has been recording its equity share of Comstar's results since December 1, 2000.

In the first six months of 2001, Telecom Georgia generated revenues of $12.3 million compared to revenues of $12.4 million in the first six months of 2000. Telecom Georgia's operating losses for 2001 amounted to $697,000 as compared with $599,000 in the first six months of the previous year. The venture experienced no revenue growth for the first six months of 2001 due to tariff pressure and local competition. However, cost reductions favorably impacted the operations for 2001 as compared to the prior year.

The above results also include those of MTR Sviaz, which operates a Moscow-based telephony network using fiber optic technology. During the six months ended
June 30, 2001 MTR Sviaz generated revenues of $597,000 and operating losses of $10,000, as compared with revenues of $919,000 and operating income of $156,000 in the same period of 2000. The venture's results for the first half of 2001 as compared to the corresponding period of 2000 were adversely affected by lower levels of telephony traffic.

The results of Caspian American Telecommunications Limited in Azerbaijan for the first half year of 2001 have not been reported since the Company has written down its investment to zero and unless it provides further funding will no longer record its share of losses. In the fourth quarter of 2000 the Company adjusted to zero the carrying value of its investment in CAT in view of continued slow buildup of its customer base. During the first six months of 2000, CAT generated revenues of $973,000 and reported operating losses of $1.2 million.

The Communications Group's equity in income from investments in fixed telephony ventures for the three months ended June 30, 2001 amounted to $358,000 as compared to losses of $434,000 during the same period in 2000. Comstar generated revenues of $16.5 million and operating income of $1.8 million for the three months ended June 30, 2001 compared to revenues of $15.7 million and operating income of $1.5 million for the same period of 2000. Telecom Georgia generated for the three months ended June 30, 2001 revenues of $6.3 million and operating income of $4,000 as compared with revenues of $6.1 million and operating income of $549,000 for the same period of 2000. For the three months ended June 30, 2000 CAT had revenues of $412,000 and operating losses of $364,000. The results of operations for CAT have not been reported for 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CABLE TELEVISION

The following sets forth the names of the Communications Group's cable television ventures, its percentage ownership as of June 30, 2001, and the accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Romsat Cable TV (Bucharest, Romania)........................      100%         C          C
Sun TV (Chisinau, Moldova)..................................       91%         C          E
Ayety TV (Tbilisi, Georgia).................................       85%         C          E
ATK (Archangelsk, Russia)...................................       81%         C          C
Viginta (Vilnius, Lithuania)................................       55%         C          C
Ala TV (Bishkek, Kyrgyzstan)................................       53%         C          C
Kosmos TV (Moscow, Russia)..................................       50%         E          E
Baltcom TV (Riga, Latvia)...................................       50%         E          E
Kamalak TV (Tashkent, Uzbekistan)...........................       50%         E          E
Alma TV (Almaty, Kazakhstan)................................       50%         E          E
Cosmos TV (Minsk, Belarus)..................................       50%         E          E
Teleplus (St. Petersburg, Russia)...........................       45%         E          E

The following table sets forth the revenues and operating income (loss) for consolidated cable television ventures (in thousands):

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------------   ------------------------------
CABLE TELEVISION--CONSOLIDATED                  2001       2000     % CHANGE     2001       2000     % CHANGE
------------------------------                --------   --------   --------   --------   --------   --------
Revenues....................................  $ 2,887     $1,986        45%    $ 6,205     $3,516       76%
Operating income (loss).....................  $   300     $   52       477%    $(1,582)    $ (328)     382%

REVENUES. Cable television operations generated consolidated revenues of $6.2 million in the first six months of 2001, representing a 76% increase on 2000 consolidated revenues of $3.5 million. The majority of consolidated revenues were attributable to Romsat, Ayety TV, Sun TV, Viginta and ATK. The increases in revenues and operating losses were due to the consolidation of Ayety TV from the fourth quarter of 2000 and of Sun TV from the first quarter of 2001. These ventures' results had been recorded under the equity method in the first six months of 2000.

In Romania, Romsat reported revenues of $3.1 million for the six months ended June 30, 2001 as compared with $2.3 million in the same period of 2000 due to increased subscriber numbers, and incremental revenues generated by the Devasat and FX Internet operations, acquired in 1999 and 2000, respectively.

In Georgia, the Company acquired a majority interest in Ayety TV in the fourth quarter of 2000. Ayety TV generated six months 2001 revenues of $884,000. For the corresponding period of 2000, Ayety TV had revenues of $1.0 million, which were included in revenues relating to unconsolidated cable television ventures. Ayety TV's revenues fell in 2001 compared to 2000 due to tariff pressure and lower than expected subscriber numbers. Sun TV generated six months 2001 revenues of $834,000 compared to $1.1 million in the corresponding period of 2000, when the venture's results were included in those of unconsolidated cable television ventures. Sun TV's revenue growth in 2001 was adversely affected by limited market penetration and price competition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
In Lithuania, Viginta generated revenues of $708,000 in the first six months of 2001, representing an increase of 8% on the six months ended June 30, 2000 revenues of $655,000 and attributable to higher subscriber numbers. ATK, with operations in Arkhangelsk, Russia, reported revenues of $462,000 for the first six months of 2001, a 4% drop on revenues for the same period in 2000 due to pressure on tariffs.

In the three months ended June 30, 2001 cable television operations generated consolidated revenues of $2.9 million, 45% higher than consolidated revenues of $2.0 million generated in the corresponding period of 2000. Romsat generated revenues for the three months ended June 30, 2001 of $1.5 million, a 15% increase on revenues of $1.3 million reported during the same period in 2000. Ayety TV generated second quarter of 2001 revenues of $392,000 compared to second quarter of 2000 revenues of $547,000. Sun TV reported revenues of $264,000 for the quarter ended June 30, 2001 compared to $530,000 for the corresponding period of 2000. For the three months ended June 30, 2001, Viginta's revenues amounted to $342,000 compared with the corresponding period in 2000 revenues of $335,000. ATK had revenues of $216,000 for the three months ended June 30, 2001, compared to $251,000 for the same period of 2000.

For the remainder of 2001, the Company expects consolidated revenues arising from cable operations to continue to grow as a result of the increase in consolidated ventures, improved programming, network expansion, tariff increases and possible further acquisitions, but revenues will also continue to be affected by competition.

OPERATING INCOME (LOSS). Cable television reported consolidated operating losses for the first six months of 2001 of $1.6 million, compared to the six months ended June 30, 2000 operating losses of $328,000. Romsat reported operating losses for the six months ended June 30, 2001 of $255,000 compared to income of $238,000 for the same period in 2000, mainly due to provisions for programming, technical and overhead expenses amounting to $515,000 in the first quarter of 2001. Ayety TV generated first six months of 2001 operating losses of $264,000 as compared to $416,000 in the corresponding prior year period which were included in the results of operations from unconsolidated ventures. Ayety TV's 2001 results were positively affected by cost saving measures adopted since the Communications Group acquired a controlling interest in the venture. Sun TV reported six months of 2001 operating losses of $625,000, as compared with $371,000 in 2000 and due mainly to adjustments for underaccrued withholding taxes amounting to $429,000. Viginta generated $240,000 of operating income for the six months ended June 30, 2001 as compared to losses of $179,000 in the corresponding period in 2000, the improvement being due in part to the above mentioned increase in revenues and to reduced overhead expense. ATK reported six months ended June 30, 2001 operating losses of $502,000, as compared to six months ended June 30, 2000 operating losses of $197,000. ATK's results were adversely affected by higher programming costs.

For the three months ended June 30, 2001, cable television consolidated operating income amounted to $300,000 as compared with operating income of $52,000 for the corresponding period in 2000. Romsat reported operating income of $242,000 for the three months ended June 30, 2001 as compared with $274,000 for the same period of 2000. Viginta reported operating income of $306,000 for the three months ended June 30, 2001 compared to a loss of $38,000 in the same period of 2000. ATK's operating loss increased from $101,000 for the three months ended June 30, 2000 to $356,000 in the same period of 2001. Sun TV reported an operating loss of $432,000 for the three months ended June 30, 2001 as compared to $53,000 for the corresponding prior year period. The above-mentioned adjustments relating to withholding taxes adversely affected the venture's 2001 results. Ayety TV reported second quarter 2001 operating income of $618,000 compared to second quarter of 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) operating losses of $150,000. Adjustments relating to depreciation positively impacted Ayety TV's 2001 results.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated cable television joint ventures, which are recorded under the equity method (in thousands):

                                              THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                             ------------------------------   ------------------------------
CABLE TELEVISION--UNCONSOLIDATED               2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------------------             --------   --------   --------   --------   --------   --------
Revenues...................................  $ 4,644    $ 7,587      (39)%    $11,169    $15,443      (28)%
Operating income (loss)....................  $   641    $   536       20%     $(2,817)   $   690      N/M
Net loss...................................  $(1,162)   $(1,915)     (39)%    $(6,947)   $(3,825)      82%
Equity in losses of joint ventures.........  $(2,264)   $  (419)     440%     $(6,881)   $  (812)     747%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the six months ended June 30, 2001 amounted to $6.9 million, compared to $812,000 for the six months ended June 30, 2000. The operating results in 2001 for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow and Alma TV in Kazakhstan. Results for 2000 also included Ayety TV and Sun TV, which are now consolidated.

Baltcom TV reported revenues of $3.4 million in the first six months of 2001, a 5% decrease on the same period in 2000 revenues of $3.6 million due to tariff competition and lower than expected subscriber growth. The venture reported operating losses of $980,000 in the first six months of 2001 compared to income of $522,000 in the first six months of 2000. A provision for sales tax contingencies adversly affected operating results in 2001.

Kosmos TV's revenues decreased by $459,000 for the six months ended June 30, 2001 to $2.6 million from $3.1 million in the same period of 2000 due to the effect of competing services in Moscow. The venture generated operating losses of $573,000 for the first six months of 2001 as compared with operating income of $105,000 for the same period in 2000. The venture's 2001 operating results were negatively impacted by a write-down of inventory amounting to $675,000 and the above-mentioned reduction in revenues.

Alma TV's revenues increased from $3.1 million for the six months ended
June 30, 2000 to $3.8 million for the six months ended June 30, 2001 due to growth of subscriber numbers and geographic expansion in Kazakhstan. The venture reported operating income of $450,000 in the first six months of 2001 compared to $128,000 for the corresponding period of 2000.

The Communications Group's share in losses from equity investments in cable television ventures for the three months ended June 30, 2001 amounted to $2.3 million, as compared with $419,000 in the same period of 2000. Baltcom TV reported operating losses of $169,000 for the three months ended June 30, 2001, compared to the same period in 2000 operating income of $227,000. Kosmos TV had operating income of $341,000 in the three months ended June 30, 2001 as compared with $6,000 in the corresponding period of 2000. Alma TV's operating income for the three months ended June 30, 2001 amounted to $613,000, as compared with $28,000 for the same period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RADIO BROADCASTING

The following sets forth the names of the Communications Group's radio broadcasting ventures, its ownership percentage as of June 30, 2001, and the accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
                                                                            -------------------
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

------------------------

*--Sold during 2000.

The following table sets forth the revenues and operating income for consolidated radio broadcasting ventures (in thousands):

                                                     THREE MONTHS ENDED
                                                          JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
RADIO--CONSOLIDATED                              2001       2000     % CHANGE     2001       2000     % CHANGE
-------------------                            --------   --------   --------   --------   --------   --------
Revenues.....................................   $2,670     $3,121      (14)%    $ 7,160     $7,874       (9)%
Operating loss...............................   $ (906)    $ (731)      24%     $   (68)    $ (402)     (83)%

REVENUES. Radio operations reported consolidated revenues of $7.2 million in the first six months of 2001, representing a 9% decrease compared with the same period in 2000 revenues of $7.9 million. The majority of revenues were generated by SAC and Radio Katusha in Russia, and Radio Juventus in Hungary.

In Russia, SAC and Radio Katusha's revenues rose from $2.4 million and $957,000, respectively, for the six months ended June 30, 2000, to $3.6 million and $985,000, respectively, in the same period of 2001. The increase was due to growth in the advertising market in Russia primarily during the first quarter due to seasonality. In Hungary, Radio Juventus for the six months ended
June 30, 2001 generated revenues of $1.8 million, down 43% compared with same period of 2000 revenues of $3.1 million. Radio Juventus' results were adversely affected by competition from national Hungarian radio networks and devaluation of the Hungarian forint. The venture plans to increase its market share with the acquisition of an additional station in the Miskolc area of Hungary in June 2001 for $1.4 million as well as other possible future acquisitions.

Consolidated radio revenues for the three months ended June 30, 2001 amounted to $2.7 million, 14% less than revenues of $3.1 million generated in the corresponding period of 2000. SAC and Radio Katusha in Russia together generated revenues of $1.8 million for the second quarter of 2001 compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) with $1.5 million in the same period of 2000. In Hungary, Radio Juventus reported revenues of $662,000 in the second quarter 2001 as compared with $1.1 million during the same period of 2000.

OPERATING LOSS. In the six months ended June 30, 2001, radio operations generated operating losses of $68,000 as compared to operating losses of $402,000 for the same period in 2000 due to increased revenues at SAC and Radio Katusha. Together these ventures generated operating income of $1.7 million compared to $1.1 million in the same period of 2000. In addition, News Talk Radio in Germany reported in the first six months of 2000 operating losses of $1.7 million. Disposal of the operations of NewsTalk Radio was finalized on July 28, 2000. In Hungary, Radio Juventus generated operating losses of $490,000 as compared with operating income of $100,000 during the first six months of 2000. Radio Juventus' 2001 operating results were adversely affected by the abovementioned reduction in revenues, partially offset by the effect of cost savings.

The Communications Group's radio businesses generated consolidated operating losses of $906,000 for the three months ended June 30, 2001, as compared with losses of $731,000 for the three months ended June 30, 2000. SAC and Radio Katusha reported operating income of $459,000 and an operating loss of $2,000, respectively, for the three months ended June 30, 2001, compared with operating income of $346,000 and operating loss of $25,000 respectively in the corresponding period of 2000. Radio Juventus had for the three months ended June 30, 2001 operating losses of $717,000, an increase of $566,000 compared with the corresponding period of 2000.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               ------------------------------   ------------------------------
RADIO--UNCONSOLIDATED                            2001       2000     % CHANGE     2001       2000     % CHANGE
---------------------                          --------   --------   --------   --------   --------   --------
Revenues.....................................    $525      $ 304        73%      $ 896      $ 849         6%
Operating income (loss)......................    $150      $(171)      N/M       $   9      $(190)      N/M
Net income (loss)............................    $123      $(202)      N/M       $ (28)     $(254)      (89)%
Equity in income (losses) of joint
  ventures...................................    $150      $(389)      N/M       $(340)     $(426)      (20)%

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $340,000 for the six months ended June 30, 2001 compared to $426,000 for the six months ended June 30, 2000. The 2001 results were attributable to Radio Trio, Estonia, which generated revenues of $896,000 during the first six months of 2001 compared to $812,000 during the same period in 2000. The increase in revenues was attributable to a sales and marketing drive in the second quarter of 2001. Radio Trio reported 2001 operating income of $9,000 compared to losses of $180,000 in 2000. The Communications Group disposed of its interest in Radio Nika during the third quarter of 2000.

The share in income for the three months ended June 30, 2001 from equity investments in radio joint ventures amounted to $150,000 compared to losses of $389,000 in the same period of 2000. Radio Trio reported operating income of $150,000 for the three months ended June 30, 2001 compared with operating losses of $164,000 in the same period of 2000.

PAGING

OVERVIEW. In 1999, the Communications Group stopped funding most paging operations and since that time has continued to manage almost all of its paging ventures on a cash break even basis. Since 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) the Communications Group has managed its paging businesses to levels not requiring significant additional funding as it continued to review options to maximize the value of its paging investments. The Company has adjusted to zero the carrying value of its investments and long-lived assets in all paging operations (except Kamalak Paging and Baltcom Estonia), and unless it provides future funding, will no longer record its proportionate share of any future net losses of these ventures.

The following sets forth the names of the Communications Group's paging ventures, its ownership percentage as of June 30, 2001, and the accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
                                                                            -------------------
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

------------------------

* --In liquidation.

**--Results not reported.

The following table sets forth the revenues and operating loss for consolidated paging ventures

(in thousands):

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ------------------------------   ------------------------------
PAGING--CONSOLIDATED                              2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------                            --------   --------   --------   --------   --------   --------
Revenues......................................    $98       $ 512       (81)%      $214      $1,044      (80)%
Operating loss................................    $(5)      $(245)      (98)%      $(74)     $ (251)     (71)%

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $214,000 in the first six months of 2001, representing an 80% decrease compared with revenues of $1.0 million for the same period in 2000. The decrease was due primarily to continued competition from the wireless telephony market and because results for Eurodevelopment and CNM were no longer reported in 2001. First half of 2001 results were entirely attributable to Baltcom Estonia whose revenues amounted to $214,000 as compared with $267,000 in the corresponding period of 2000. For the first six months of 2000, Eurodevelopment reported revenues of $463,000. The long-lived assets of that venture were written off in 1999 and the Communications Group no longer has input into the management of its operations. CNM reported first six months of 2000 revenues of $314,000. That company's operations are in the process of being liquidated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Consolidated paging revenues for the three months ended June 30, 2001 amounted to $98,000, representing an 81% decrease compared with paging revenues during the same period in 2000.

OPERATING LOSS. Consolidated operating losses arising from paging operations amounted to $74,000 in the first six months of 2001 and were entirely attributable to Baltcom Estonia. First six months of 2000 operating losses of $251,000 were attributable to Eurodevelopment, which generated operating losses of $38,000, CNM, which had an operating loss of $267,000, and Baltcom Estonia, which reported operating income of $54,000. Baltcom Estonia's 2001 results as compared to the corresponding prior year period were adversely affected by falling margins related to competition from the wireless telephony market. The venture has combined its minimal level of paging activities in 2001 with its call center services.

The following table sets forth the revenues, operating income (loss), net loss and equity in losses of unconsolidated paging joint ventures recorded under the equity method (in thousands):

                                               THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------------   ------------------------------
PAGING--UNCONSOLIDATED                          2001       2000     % CHANGE     2001       2000     % CHANGE
----------------------                        --------   --------   --------   --------   --------   --------
Revenues....................................    $231     $ 2,139      (89)%     $ 545     $ 4,376      (88)%
Operating income (loss).....................    $ 12     $  (816)     N/M       $  44     $(1,041)     N/M
Net loss....................................    $(54)    $(1,028)     (95)%     $ (98)    $(1,536)     (94)%
Equity in losses of joint ventures..........    $(55)    $  (776)     (93)%     $(598)    $(1,121)     (47)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures amounted to $598,000 in the first six months of 2001 compared to $1.1 million in the same period in 2000.

In Uzbekistan, Kamalak Paging reported revenues of $545,000 for the first six months of 2001 as compared with $568,000 for the same period last year. The venture's revenues were affected by competition from the wireless telephony sector. Kamalak Paging reported first half of 2001 operating income of $44,000, an improvement on first half of 2000's operating losses of $157,000 due to reduced operating costs.

Since the first quarter of 2001 results of Mobile Telecom are no longer reported. Since the Communications Group wrote down its remaining investment of $500,000 in the first quarter of 2001 to zero, it does not record its share of losses. The Communications Group also recorded an impairment charge of $4.2 million in the fourth quarter of 2000 in relation to this venture. Mobile Telecom generated revenues of $3.8 million and operating losses of $884,000 during the first half of 2000 as the venture continued to experience the effects of strong competition from the wireless telephony sector.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating loss for the segment headquarters (in thousands):

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         ------------------------------   ------------------------------
                                           2001       2000     % CHANGE     2001       2000     % CHANGE
                                         --------   --------   --------   --------   --------   --------
Revenues...............................  $    485   $  1,306     (63)%    $  1,002   $  1,985     (50)%
Operating loss.........................  $(16,245)  $(14,256)     14%     $(29,889)  $(26,775)     12%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
REVENUES. Decreased revenues in the first six months of 2001 compared to the same period in the prior year reflected a drop in programming and management fee revenues from the Communications Group's unconsolidated cable television and radio businesses, whose revenues dropped in the first half of 2001 as compared with the first half of 2000.

OPERATING LOSS. Operating losses for the first six months of 2001 amounted to $29.9 million, a 12% increase on 2000 first six months operating losses of $26.8 million. The increase in operating losses was principally from depreciation and amortization charges of $18.8 million for the first half of 2001 as compared with $16.4 million for the same period of 2000. The increase in 2001 is due primarily to amortization of goodwill associated with the acquisition of Comstar in December 2000.

FOREIGN CURRENCY GAIN AND MINORITY INTEREST

The following table sets forth foreign currency gain and minority interest for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union.

                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                            ------------------------------   ------------------------------
                                              2001       2000     % CHANGE     2001       2000     % CHANGE
                                            --------   --------   --------   --------   --------   --------
Foreign currency gain.....................    $448     $   519      (14)%     $ 114     $    41       178%
Minority interest.........................    $ 24     $(1,613)     N/M       $(173)    $(2,251)      (92)%

Foreign currency gains for the first six months of 2001 amounted to $114,000 compared to $41,000 in the first six months of 2000 and represented the remeasurement of the consolidated ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency gain relates to the transaction differences resulting from the use of these different rates. The first six months of 2000 foreign currency gain resulted primarily from the fluctuation of the U.S. dollar against the local currency in Russia. The first half 2001 foreign currency gain was due primarily to the fluctuation of the U.S. dollar against the local currency in Hungary and Romania.

Minority interest represents the allocation of losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMMUNICATIONS GROUP--CHINA

The following sets forth the names of the Communications Group's China investments, its ownership percentage as of June 30, 2001, and the accounting treatment for the three and six months ended June 30, 2001 and 2000:

                                                                                 JUNE 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2001       2000
------------------------                                      -----------   --------   --------
INTERNET SERVICES--E-COMMERCE
Clarity Data Systems Co., Ltd. (Beijing, China).............      100%         C        N/A
Huaxia Metromedia Information Technology Co., Ltd (Beijing,
  China)....................................................      100%         C         P
Metromedia Health Information Systems Co., Ltd. (Beijing,
  China)....................................................      100%         C        N/A
66cities.com Co., Ltd. (Beijing, China).....................       87%         C        N/A

CHINA E-COMMERCE INVESTMENTS INFORMATION

In May 1999, MCC's wholly-owned subsidiary, AAT, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, to form Huaxia Metromedia Information Technology Co., Ltd. At time of formation, AAT owned a 49% equity interest in Huaxia. Huaxia was licensed in July 1999 to develop software and provide technical services supporting the operation of electronic commerce computer information systems for China-based corporate clients.

Since mid-2000, Huaxia's scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia whereby AAT's ownership interest in the joint venture increased to 98%. AAT's only material cost for its increased ownership position in Huaxia was a corresponding increase in its obligation for future registered capital contributions. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership. Huaxia's business license remains unchanged as to permitted business activities and capitalization requirements.

AAT accounted for Huaxia as an equity method investment prior to assuming 98% ownership and control of the venture on September 20, 2000. For the six months ended June 30, 2001, Huaxia had not commenced material operations. The Company has consolidated its results of operations of Huaxia subsequent to September 30, 2000.

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

By virtue of its ownership interest in Twin Poplars, as of June 30, 2001 MCC owns an indirect 87% interest in 66cities JV.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. 66cities JV currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also manages the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel / entertainment products for sale.

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001.

Clarity is licensed to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of June 30, 2001 Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd. ("MHIS"), a wholly foreign owned enterprise. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001. MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of Chinese health care providers, community health networks and general health care sectors.

RESULTS OF OPERATIONS

The following table sets forth revenues, operating loss, equity in losses of joint ventures and minority interests for the Communications Group's operations in China (in thousands):

                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ------------------------------   ------------------------------
                                            2001       2000     % CHANGE     2001       2000     % CHANGE
                                          --------   --------   --------   --------   --------   --------
Revenues................................   $  34     $    --      N/M      $   243     $   --      N/M
Operating income (loss).................   $(400)    $ 2,322      N/M      $(2,483)    $  417      N/M
Equity in losses of joint ventures......   $  --     $  (538)     N/M      $    --     $ (538)     N/M
Minority interests......................   $  (3)    $  (202)     (99)%    $   103     $1,255      (92)%

REVENUES. Revenues derive principally from the publishing support service operations of 66cities JV, reflecting service contract fees.

OPERATING INCOME (LOSS), INCLUDING CHANGE IN ESTIMATE OF ASSET IMPAIRMENT CHARGE. For the three and six months ended June 30, 2001, operating loss was $400,000 and $2.5 million, respectively. For the three and six months ended
June 30, 2000, operating income was $2.3 million and $417,000, respectively. The principal reason for operating income in 2000 was the Company's revised estimate of an increase in the expected proceeds of $4.6 million in connection with the dissolution of its previous telecommunications joint ventures in China. Operating expenses for the three and six months ended June 30, 2001 were $1.4 million and $2.8 million, respectively, as compared to $1.9 million and $3.5 million, respectively, for the three and six months ended June 30, 2000. With the dissolution of its telecommunications joint ventures in 2000, the Company has substantially reduced its overhead expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The business license for the AAT Beijing Representative Office expired on June 5, 2001. AAT Beijing Representative Office was established to support the Company's former joint venture projects with China Unicom joint ventures. These joint ventures were dissolved during 2000. The Company has applied to the appropriate Chinese government agencies to dissolve the AAT Beijing Representative Office. On July 19, 2001, the Company received the final approval from Beijing Tax Bureau for the exemption status for its Business Tax and Corporate Income Tax. The Company had accrued a tax liability associated with possible taxation of the AAT Beijing Representative Office. This liability of $1.2 million was reversed as of June 30, 2001 reflecting the immediately subsequent receipt of tax exemption approvals.

On July 1, 2001, the Company transferred all employees and assets from the AAT Beijing Representative Office to the MCC Beijing Representative Office.

EQUITY IN LOSSES OF JOINT VENTURES.  For the three and six months ended
June 30, 2000, the Company had recorded an equity in losses of the operations of $538,000 which represents the costs for establishing Huaxia and its technical and operational testing. For the six months ended June 30, 2001 the Company's business units in China are all wholly or majority owned and their results are consolidated.

MINORITY INTERESTS. For the three and six months ended June 30, 2001 and 2000, minority interests represents the allocation of income (losses) to Metromedia China Corporation's minority ownership.

INFLATION AND FOREIGN CURRENCY

During 1998 and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia improved in 2000 and the first half of 2001, the long-term prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 and the first half of 2001 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 and the first half of 2001 was not as high as in previous years, the risk of further increases in the future remains possible.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The value of the currencies in the countries in which the Communications Group operates in the past has fluctuated, sometimes significantly. For example, during 1998 and 1999, the value of the Russian rouble was under considerable economic and political pressure and suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its joint ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                      ------------------------------   ------------------------------
                                        2001       2000     % CHANGE     2001       2000     % CHANGE
                                      --------   --------   --------   --------   --------   --------
Revenues............................  $46,225    $52,618      (12)%    $99,852    $102,800      (3)%
Gross profit........................  $17,470    $18,322       (5)%    $36,961    $ 35,885       3%
Operating income....................  $ 3,780    $ 3,363       12%     $ 9,749    $  7,528      30%

REVENUES. Snapper's sales for the three months ended June 30, 2001 were $46.2 million as compared to $52.6 million for the same period in 2000. Sales of lawn and garden equipment contributed the majority of the revenues during both periods. Sales in 2001 were lower in all lawn and garden categories due to weak economic conditions and a strategic emphasis to reduce dealer inventory levels. These lower sales were offset by $2.3 million of sales to Wal-Mart, $555,000 of new utility vehicle sales and a $1.6 million increase in parts and accessories sales. In the first quarter of 2000, Snapper notified a number of its commissioned distributors and commissioned agents informing them of Snapper's decision not to extend their existing contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories. This announcement negatively impacted sales during the second quarter, and it negatively impacted sales for the remainder of 2000.

Snapper's sales for the six months ended June 30, 2001 were $99.9 million as compared to $102.8 million for the same period in 2000. In 2001, weak economic conditions and the decision to reduce dealer inventory levels accounted for $24.4 million of lower sales to dealers. Sales in 2001 were positively impacted by $21.0 million of sales to Wal-Mart and $2.6 million of new utility vehicle sales. Snapper's decision not to renew the commissioned distributor and agent contracts discussed above negatively impacted sales for the first six months of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
GROSS PROFIT. Gross profit for the three months ended June 30, 2001 was $17.5 million as compared to $18.3 million for the same period in 2000. The lower gross profit was due to lower sales noted above. The gross profit percentage improved in 2001, increasing from 34.8% in 2000 to 37.8% in 2001, due to Snapper's cost containment programs including selling directly to dealers.

Gross profit for the six months ended June 30, 2001 was $37.0 million as compared to $35.9 million for the same period in 2000. The higher gross profit was due to higher gross profit percentages noted above.

OPERATING INCOME. Operating income for the three months ended June 30, 2001 was $3.8 million as compared to $3.4 million for the same period in 2000. The increase in operating income was due to gross profit margin percentage improvements as noted above.

For the six months ended June 30, 2001 operating income was $9.7 million as compared to $7.5 million for the same period in 2000. Operating income increased due to gross profit margin improvements as noted above.

In connection with Snapper's decision in 2000 not to extend the existing sales contracts to certain commissioned distributors and commissioned agents, Snapper incurred approximately $645,000 in costs through June 30, 2000. Snapper incurred an additional $2.6 million of costs to complete this program, which it completed prior to December 31, 2000.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                        ------------------------------   ------------------------------
                                          2001       2000     % CHANGE     2001       2000     % CHANGE
                                        --------   --------   --------   --------   --------   --------
Operating loss........................  $(3,034)   $(1,706)      78%     $(4,739)   $(3,057)      55%

OPERATING LOSS. For the three and six months ended June 30, 2001 and 2000, Corporate Headquarters had general and administrative expenses of approximately $3.3 million and $5.2 million, and $1.9 million and $3.5 million, respectively. Corporate headquarters includes general and administrative expenses. The increase in 2001 is principally related to the costs associated with the Company's proposed structural reorganization.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and six months ended June 30, 2001 and 2000 (in thousands):

                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                    ------------------------------   ------------------------------
                                      2001       2000     % CHANGE     2001       2000     % CHANGE
                                    --------   --------   --------   --------   --------   --------
Interest expense..................  $ (7,667)  $ (8,092)     (5)%    $(15,178)  $(16,020)     (5)%
Interest income...................  $    185   $    632     (71)%    $  1,833   $  1,523      20 %
Other income......................  $     64   $     --     N/M      $     94   $  2,500     (96)%
Income tax expense................  $ (1,997)  $ (2,103)     (5)%    $ (4,335)  $ (4,611)     (6)%
Net loss..........................  $(23,237)  $(16,602)     40 %    $(47,207)  $(33,133)     42 %

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
INTEREST EXPENSE. Interest expense decreased $425,000 to $7.7 million, and $842,000 to $15.2 million, for the three and six months ended June 30, 2001, respectively, when compared to 2000. The decrease in interest expense was principally due to lower interest rates and lower loan balances on Snapper's debt.

INTEREST INCOME. Interest income decreased $447,000 to $185,000 for the three months ended June 30, 2001 when compared to 2000, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operation of the Company. In 2000 the Company received funds from its China operations in June of $30.4 million.

Interest income increased $310,000 to $1.8 million for the six months ended June 30, 2001. During 2001, as compared to 2000, the Company had a higher cash balance at Corporate Headquarters.

INCOME TAX EXPENSE. For the three and six months ended June 30, 2001 and 2000, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $7.4 million and $5.1 million, $15.0 million and $10.0 million, respectively. The income tax benefit in 2001 and 2000 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2001 and 2000 is principally from income taxes on the Company's PeterStar operations and foreign taxes in excess of the federal credit.

NET LOSS INCLUDING GAIN ON SETTLEMENT OF OPTION.  Net loss increased to
$23.2 million for the three months ended June 30, 2001 from $16.6 million for the three months ended June 30, 2000. The increase in net loss includes an increase in operating loss of $5.3 million. Depreciation and amortization increased $2.5 million principally from the operations of the Communications Group. In addition, the results of operations in 2000 include a net gain of $4.0 million from the change in estimate on the asset impairment of the Communications Group's operations in China. The net loss in 2001 includes equity in losses from the Communications Group's operations in Eastern Europe and the former republics of the Soviet Union of $1.4 million as compared to equity in earnings of $1.9 million in 2000.

Net loss increased to $47.2 million for the six months ended June 30, 2001 from $33.1 million for the six months ended June 30, 2000. The increase in net loss includes an increase in operating loss of $6.8 million. Depreciation and amortization increased $4.8 million principally from the operations of the Communications Group. In addition, the results of operations in 2000 include a net gain of $4.0 million from the change in estimate on the asset impairment of the Communications Group's operations in China. The net loss in 2001 includes equity in losses from the Communications Group's operations in Eastern Europe and the former republics of the Soviet Union of $5.2 million as compared to equity in earnings of $2.1 million in 2000. The results of operations in 2000 also include a gain of $2.5 million which represents the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with various telecommunications interests in northwest Russia.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's and its subsidiaries' working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operating systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $25.6 million of cash on hand at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit documents from making dividend payments or advances, other than certain permitted repayments, to the Company.

On March 15, 2001, Snapper received written notice from the financial institution that provides Snapper's dealers with floor plan financing, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001. Snapper and the Company disagreed with the basis for this action taken by the financial institution.

On June 13, 2001, Snapper and the Company received written notice from the financial institution noting the financial institution would honor the remaining term of the agreement. The agreement expires December 31, 2001.

The Company believes that prior to December 31, 2001 it will negotiate a new floor plan financing arrangement with either the current financial institution or with another financial institution or pursue additional working capital financing with either its existing lender or another financial institution. However, if the Company is unable to negotiate a new floor plan financing arrangement or find an alternative source of financing, Snapper will be required to significantly reduce its production schedule and operations in 2002.

Under this scenario, Snapper would be required to self-finance the receivables from its dealers commencing January 1, 2002 and fully utilize its existing working capital facility during 2002 to fund operations. Snapper's reduced production levels would reduce revenues during 2002. In addition, with reduced production and sales in 2002, Snapper would be required to reduce operating expenses and operate at a significantly reduced level to be able to meet its obligations as they come due, without additional sources of financing. However, there can be no assurances that Snapper will be able to reduce its operations to a level that would not require additional outside funding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company will be required to pay interest on its 10 1/2% senior discount notes commencing September 30, 2002. The Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its debt service, on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities of the Company or by separate equity or debt financings by the Communications Group or certain companies of the Communications Group or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

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

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997 through March 15, 2001, the Company has paid its quarterly dividends on the preferred stock in cash. The Company elected to not declare a dividend for the quarterly dividend period ending June 15, 2001. Total dividends in arrears are $3.8 million. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock subject to adjustment under certain conditions.

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

SENIOR DISCOUNT NOTES. In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") to the holders of the PLD Telekom's then outstanding 14% senior

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) discount notes due 2004 and 9% convertible subordinated notes due 2006 pursuant to an agreement to exchange and consent, dated as of May 18, 1999, by and among the Company, PLD Telekom and such holders.

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

The Senior Discount Notes are classified as non-current liabilities. It is a default under the indenture governing such Senior Discount Notes if certain indebtedness (including the indebtedness of Snapper under its loan and security agreement) is accelerated prior to its stated maturity. In the event of a default under the indenture the Senior Discount Notes may be accelerated.

COMMUNICATIONS GROUP--EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET
  UNION

OVERVIEW. The Communications Group has invested significantly (in cash or equipment through capital contributions, loans and management assistance and training) in its joint ventures. The

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Communications Group has also incurred significant expenses in identifying, negotiating and pursuing new telecommunications opportunities in selected emerging markets.

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of June 30, 2001, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $212.7 million, of which $49.5 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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

Beginning in the first quarter of 2001, the mobile operators in St. Petersburg, which historically accounted for a significant amount of PeterStar's traffic and revenues, shifted their traffic to a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) competing network. This move, together with increased competitive pressures in St. Petersburg, will adversely impact PeterStar's revenues and operating income in 2001 and may also impact the level of dividends and management fees payable by PeterStar to the Company.

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

CASPIAN AMERICAN TELECOMMUNICATIONS. In August 1998, the Communication Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a Joint Venture in Azerbaijan, Caspian American Telecommunications. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high-speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia has committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expense subject to concurrence with Caspian American's business plans. At June 30, 2001, $23.7 million of the commitment remains available to Caspian American subject to concurrence, which has not yet been provided, with the Caspian American business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

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

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A., thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Verbena Servicos e Investimentos, which requires Verbena Servicos e Investimentos to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena Servicos e Investimentos to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena Servicos e Investimentos in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena Servicos e Investimentos the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in August 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena Servicos e Investimentos' percentage ownership interest.

CAT's license expired according to its terms on July 27, 2001 and, although the license has not yet been renewed, the venture is negotiating a renewal of the license with the Ministry of Communicatons of Azerbaijan. While the negotiations are ongoing, CAT continues to operate its business. However, if the license is not renewed, or is renewed on terms materially different than the previous license, the operations of CAT may be required to cease or be materially restricted, leading to a materially adverse impact on the venture's results, although we do not believe that such an event would have a materially adverse effect on our results of operations or financial position.

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

COMMUNICATIONS GROUP--CHINA

The Company has made inter-company loans to MCC under a credit agreement, and MCC has used the proceeds of these loans principally to fund its operations and investments in China. At June 30, 2001, MCC owed $9.7 million under this credit agreement (including accrued interest).

Huaxia had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. On September 20, 2000, the Chinese government approved a revised joint venture contract for Huaxia whereby AAT's ownership interest in the joint venture was increased to 98%. On April 10, 2001, the Chinese government approved Huaxia to become a wholly foreign-owned enterprise and AAT obtained 100% ownership.

Huaxia's business license remains unchanged as to permitted business activities and capitalization requirements.

The terms of Huaxia's license require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from AAT. The registered capital contributions must be made within three years. As of June 30, 2001, AAT had contributed $1.8 million of its scheduled registered capital investment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Twin Poplars LLC, a U.S. limited liability company registered in Delaware, owns a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture licensed to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of June 30, 2001, MCC had advanced $1.8 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of June 30, 2001 MCC owns an indirect 87% interest in the 66cities JV. The approved total investment level for 66cities JV is $2.5 million, of which $1.8 million shall be in the form of registered capital. As of June 30, 2001, Twin Poplars had invested
$1.5 million registered capital in and advanced $302,000 to 66cities JV.

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

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of June 30, 2001 Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd., a wholly foreign owned enterprise. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001. MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of Chinese health care providers, community health networks and general health care sectors.

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

On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001, to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
$60.0 million on April 1, 2001 and decreased to $55.0 million on July 1, 2001. As of June 30, 2001, the Company was not in compliance with all financial covenants under the amended Loan and Security Agreement. On August 13, 2001, the lenders under the amended Loan and Security Agreement waived any event of default arising from such noncompliance. Since it is possible that Snapper may not be in compliance with all its financial requirements under its current loan and security agreement in the next four calendar quarters, the Company has reclassified, as required under generally accepted accounting principles, its debt to its lenders of $44.7 million as a current liability. The Company is negotiating changes to certain financial covenants contained in its current loan and security agreement.

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

Snapper signed a new $2.5 million term loan on June 1, 2000 with Fleet Capital Corporation to fund additional approved capital expenditures over and above the capital expenditures Snapper is allowed under its Loan and Security Agreement. Approved funding was available through March 31, 2001, and is payable in 20 consecutive quarterly installments beginning October 1, 2000. Snapper had received $1.9 million of funding under this loan as of June 30, 2001.

Interest under the initial and amended Snapper Loan Agreement (the original Term Loan and the capital expenditure term loan) is payable at the Company's option at a rate equal to either (i) the prime rate plus .25% (from November 11, 1998 through March 31, 2000) or at the prime rate, the prime rate plus .25% or .5% from April 1, 2000 to the Snapper Loan Agreement termination date) depending on meeting certain leverage ratios or (ii) LIBOR (as defined in the Snapper Loan Agreement) plus 3.00% (from November 11, 1998 through March 31, 2000) or LIBOR plus 2.50%, 2.75%, 3.00% or 3.25% (from April 1, 2000 to the Snapper Loan Agreement termination date), depending on Snapper's meeting certain leverage ratios.

The agreements governing the initial and amended Snapper Loan Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At June 30, 2001 and December 31, 2000, Snapper's outstanding liability for its term loans and line of credit was $46.1 million and $43.6 million, respectively.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of June 30, 2001, noncancelable commitments under these agreements amounted to approximately $8.0 million.

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement, which terminates on December 31, 2001 unless extended by the parties, provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer. At June 30, 2001, there was approximately $57.6 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this agreement. See "Liquidity and Capital Resources--the Company."

The Company believes that Snapper's available cash on hand, cash flow generated by operating activities, borrowings from the Snapper loan agreement and floor plan financing and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or change in government regulations or policies (including licensing requirements and laws restricting foreign ownership), compliance with and renewal of licenses, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment
No. 1 "Item 1--Risks Associated with the Company."

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

Chinese regulation of business activities involving use of the Internet and provision of information content or services via the Internet or similar networks are under active development. Regulations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form, require the Company to limit its equity participation in current investments or limit the scale of such participation in future investments. Regulations governing the permitted scope and nature of commercial transactions via electronic networks and systems (e-commerce) could limit the extent or profitability of the Company's current or anticipated investments.

Regulations limiting dissemination of information for political, social or security reasons could impose added operating expense burdens on the Company's current or anticipated ventures.

This uncertainty regarding future Chinese regulations is applicable to all of the Company's current and planned activities in China. The Company believes that its current China investments are in compliance with all currently published Chinese regulations and further believes that future regulatory developments in China will not unduly limit these investments or other planned business activities. However, there can be no assurance at this time that all such activities will be permitted or be economically feasible under future Chinese regulatory regimes and, therefore, the Company's investments in China or the future profitability of these investments could be jeopardized.

The Company's Huaxia, Clarity and MHIS business units in China are licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as those offered by these business units, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of these business units' planned future revenues will, however, derive from additional lines of businesses in China that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interests in these business units are not viewed under current Chinese regulation as foreign equity investment in telecommunications operations or any other line of business restricted from foreign investment, and the Company does not anticipate that the extent of its equity investment in these business units will be challenged by future Chinese regulation.

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities JV is also providing administrative services of billings and collections on behalf of a Chinese publisher, for which it is being reimbursed. The current contract expired on June 30, 2001, and the Company is negotiating an extension. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments, and such adjustment could adversely affect 66cities JV's overall costs of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MMG CONSOLIDATED

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the six months ended June 30, 2001 was $10.3 million, an increase in cash used in operating activities of $3.5 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as depreciation, amortization, equity in income (losses) of investees, gain on settlement of option, amortization of interest, and income (loss) allocable to minority interests. Non-cash items increased $19.4 million from $33.4 million to $52.8 million for the six months ended June 30, 2000 and 2001, respectively. The increase relates principally to depreciation and amortization expenses and losses from equity investments in 2001 as compared to income from equity investments in 2000. Changes in operating assets and liabilities decreased cash flows for the six months ended June 30, 2001 and 2000 by $15.9 million and $7.0 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the six months ended June 30, 2001 was $14.7 million as compared to cash provided by investing activities of $49.0 million for the six months ended June 30, 2000. The principal components of investing activities are investments in and advances to joint ventures of $2.7 million in 2001 and 2000 and distributions received from joint ventures of $1.5 million and $51.8 million in 2001 and 2000, respectively. The Communications Group utilized $3.6 million and $2.7 million of funds for acquisitions during the six months ended June 30, 2001 and 2000, respectively. The principal sources of funds in 2000 were cash received of $11.0 million in connection with the settlement of an option agreement and distributions received from joint ventures of $51.8 million, primarily related to the liquidation of the telecommunications joint ventures in China. In 2001 and 2000, the Company utilized $9.9 million and $8.3 million, respectively, in additions to property, plant and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $4.0 million and $16.1 million, for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 the Company used $3.8 million to pay its preferred stock dividend, $3.3 million for payment of debt and borrowed $3.1 million. Funds used in financing activities in 2000 principally were for the preferred stock dividends of $7.5 million and payments of debt of $8.8 million.

NEW ACCOUNTING DISCLOSURES

BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLES

In July 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "BUSINESS COMBINATIONS" and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" were issued. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria, pursuant to which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."

The Company is required to adopt the provisions of SFAS 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized as they were prior to the adoption of SFAS 142.

SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but not later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $128.1 million, and unamortized identifiable intangible assets in the amount of $62.5 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $11.2 million for the six months ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF
  THE VENDOR'S PRODUCTS

In April and July 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25 states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration that meets both of the following conditions:

a. The vendor receives, or will receive, an identifiable benefit (goods or services) in return for the consideration. In order to meet this condition, the identified benefit must be sufficiently separable from the recipient's purchase of the vendor's products such that the vendor could have entered into an exchange transaction with a party other than a purchaser of its products in order to receive that benefit.

b. The vendor can reasonably estimate the fair value of the benefit identified under condition (a). If the amount of consideration paid by the vendor exceeds the estimated fair value of the benefit received, that excess amount should be characterized as a reduction of revenue when recognized in the vendor's income statement.

EITF No. 00-25 is to be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. Upon application of EITF No. 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. If it is impracticable to reclassify prior-period financial statements, disclosure should be made of the reasons why reclassification was not made and the effect of the reclassification on the current period.

Snapper reimburses a portion of the interest cost of all of its floor plan dealers in connection with the purchasing of Snapper's lawn and garden equipment and snowthrowers. The arrangements place a cap on the financing charges incurred by the retailers that will be reimbursed by Snapper.

Snapper had previously classified floor plan interest as interest expense. Under the guidance provided by EITF No. 00-25, upon adoption Snapper will be required to reclassify floor plan interest to its dealers as a reduction of revenue. Snapper's floor plan interest for the six months ended June 30, 2001 and 2000 was $2.8 million and $4.6 million, respectively.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom, the Company did not have any significant long-term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $23,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $27,000.

With the exception of Snapper and of certain vendor financing at the operating business level (approximately $4.1 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximate $3.1 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Form 10-Q including, without limitation, statements under "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Some, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new joint ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the republics of the former Soviet Union, China and selected other emerging markets, which may affect the Company's results of operations or limit or reduce the level of the Company's ownership interests in its joint ventures; timely completion of construction projects for new systems for the joint ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the republics of the former Soviet Union, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

On August 19, 1998, a purported class action lawsuit, THEOHAROUS V. FONG, ET AL., Civ. No. 1:98CV2366, was filed in United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, SCHUETTE V. FONG, ET AL., Civ. No. 1:98CV3034, was filed in United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral arguments on March 20, 2001. In July 2001, the Eleventh Circuit affirmed the courts decision dismissing these actions.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia (the "D and O Proceeding"), alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM moved to intervene in or join the proceeding. On
February 26, 1999, the court entered an order staying all activity in this proceeding pending the court's ruling on these motions. Plaintiffs in this adversary proceeding seek the following relief against current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15.0 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029 (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029 are collectively referred to as the "Equitable Subordination Proceedings"), with substantially the same allegations as the above proceeding. In addition to the equitable and injunctive relief sought by plaintiffs described above, plaintiffs in these adversary proceedings seek actual damages in the amount of $52.0 million, and such other and further relief as the court deems just and proper.

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

On August 18, 2000, the liquidating agent filed first amended complaints in the Equitable Subordination Proceedings. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the D and O Proceeding, (b) to consolidate the D and O Proceeding and the Equitable Subordination Proceedings and another adversary proceeding--HAYS, ET AL. V. EQUITEX, ET AL., Adv. Proc. No. 00-1065--which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied. On March 22, 2001, the liquidating agent filed a lien avoidance action against the Company, HAYES, ET AL. V. METROMEDIA INTERNATIONAL GROUP, INC., ET AL., Adv. Proc. No. 01-1026 (the "Lien Avoidance Action"). On May 7, 2001, the Company filed a motion to dismiss the Equitable Subordination Proceedings. Also on May 7, 2001, the Company filed a motion seeking to have the D and O Proceeding and the Equitable Subordination Proceedings withdrawn from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia. On June 15, 2001 a motion to dismiss the Lien Avoidance Action was filed. On
July 9, 2001 a motion to dismiss the D and O Proceeding was filed.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

STOCKHOLDER SECTION 211 ACTION

On June 28, 2001, Elliott Associates, L.P. and Elliott International, L.P. commenced an action in the Court of Chancery of the State of Delaware pursuant to the provisions of Section 211 of the Delaware General Corporate Law to compel the Company to schedule an annual meeting of stockholders. On July 23, 2001, the Company publicly announced that it will hold its annual stockholders meeting on October 12, 2001.

BARBERIS V. KLUGE, ET AL.

BARBERIS V. KLUGE, ET AL. (C.A. No. 18678-NC, Court of Chancery of Delaware, New Castle County); CRANDON CAPITAL PARTNERS V. KLUGE, ET AL. (C.A.
No. 18681-NC, Court of Chancery of Delaware, New Castle County); KATZ V. KLUGE, ET AL. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle County); KOTZEN V. KLUGE, ET AL. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to compel the Company to dispose of its interest in Snapper, Inc., to enjoin the defendants from pursuing any going-private transactions, and an accounting. On February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief. The Company has not yet filed an answer in these lawsuits and does not anticipate being required to do so until such time as the lawsuits are consolidated.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2001, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreement"). On
August 13, 2001, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Dated: August 14, 2001