Form 10-Q
period 2001-09-30
METROMEDIA INTERNATIONAL GROUP INC
filed 2001-11-14
CIK 39547

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

     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

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

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 9, 2001 WAS 94,034,947.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      METROMEDIA INTERNATIONAL GROUP, INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q
                         PART I--FINANCIAL INFORMATION

                                                                PAGE
                                                              --------
Item 1. Financial Statements (unaudited)

Consolidated Condensed Statements of Operations.............      2
Consolidated Condensed Balance Sheets.......................      3
Consolidated Condensed Statements of Cash Flows.............      4
Consolidated Condensed Statement of Stockholders' Equity....      5
Notes to Consolidated Condensed Financial Statements........      6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................     27

Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     69

                      PART II--OTHER INFORMATION

Item 1. Legal Proceedings...................................     71

Item 3. Defaults Upon Senior Securities.....................     75

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................     76

Item 6. Exhibits and Reports on Form 8-K....................     77

Signature...................................................     78

                      METROMEDIA INTERNATIONAL GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
Revenues:
  Communications Group...............................  $ 34,001   $ 35,469   $ 98,567   $ 99,170
  Snapper............................................    33,737     34,183    133,589    136,983
                                                       --------   --------   --------   --------
                                                         67,738     69,652    232,156    236,153
Cost and expenses:
  Cost of sales and operating
    expenses--Communications Group...................    14,156      9,221     35,165     25,597
  Cost of sales--Snapper.............................    22,044     24,930     84,935     91,845
  Selling, general and administrative................    33,104     35,112    101,017    107,968
  Depreciation and amortization......................    18,016     18,075     55,086     50,341
  (Reduction in estimate of)/asset impairment
    charge...........................................     5,860       (703)     5,860     (4,901)
                                                       --------   --------   --------   --------
Operating loss.......................................   (25,442)   (16,983)   (49,907)   (34,697)
Other income (expense):
  Interest expense...................................    (6,875)    (7,279)   (22,053)   (23,299)
  Interest income....................................       818      1,502      2,651      3,025
  Equity in income (losses) of unconsolidated
    investees........................................       980        197     (4,220)     2,341
  Foreign currency gain (loss).......................      (246)        16       (132)        57
  Gain on disposition of businesses..................        --      2,752         --      2,752
  Other income.......................................       364         --        458      2,500
                                                       --------   --------   --------   --------
Loss before income tax expense and minority
  interest...........................................   (30,401)   (19,795)   (73,203)   (47,321)
Income tax expense...................................    (2,076)    (2,341)    (6,411)    (6,952)
Minority interest....................................      (254)       (67)      (324)    (1,063)
                                                       --------   --------   --------   --------
Net loss.............................................   (32,731)   (22,203)   (79,938)   (55,336)
Cumulative convertible preferred stock dividend
  requirement........................................    (3,752)    (3,752)   (11,256)   (11,256)
                                                       --------   --------   --------   --------
Net loss attributable to common stockholders.........  $(36,483)  $(25,955)  $(91,194)  $(66,592)
                                                       ========   ========   ========   ========
Weighted average number of common shares--Basic......    94,035     94,035     94,035     93,959
                                                       ========   ========   ========   ========
Loss per common share--Basic and Diluted:
  Net loss attributable to common stock
    shareholders.....................................  $  (0.39)  $  (0.28)  $  (0.97)  $  (0.71)
                                                       ========   ========   ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
  Cash and cash equivalents.................................   $    47,329    $    80,236
  Accounts receivable:
    Snapper, net............................................        17,967         23,297
    Communications Group, net...............................        18,774         17,883
    Other, net..............................................           235            764
  Inventories...............................................        66,771         65,029
  Other assets..............................................        15,865         20,078
                                                               -----------    -----------
      Total current assets..................................       166,941        207,287
Investments in and advances to joint ventures:
  Eastern Europe and the republics of the former Soviet
    Union...................................................       105,963        117,908
Property, plant and equipment, net of accumulated
  depreciation..............................................       174,477        180,800
Intangible assets, less accumulated amortization............       194,067        224,819
Other assets................................................         5,089          5,305
                                                               -----------    -----------
      Total assets..........................................   $   646,537    $   736,119
                                                               ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................   $    25,577    $    37,361
  Accrued expenses..........................................        74,833         81,514
  Current portion of long-term debt.........................         3,461          4,834
                                                               -----------    -----------
      Total current liabilities.............................       103,871        123,709
Long-term debt..............................................       243,282        230,036
Other long-term liabilities.................................         5,968          5,667
                                                               -----------    -----------
      Total liabilities.....................................       353,121        359,412
                                                               -----------    -----------
Minority interest...........................................        33,121         33,031

Commitments and contingencies
Stockholders' equity:
  7 1/4% Cumulative Convertible Preferred Stock.............       207,000        207,000
  Common Stock, $1.00 par value, authorized 400,000,000
    shares, issued and outstanding 94,034,947 shares at
    September 30, 2001 and December 31, 2000,
    respectively............................................        94,035         94,035
  Paid-in surplus...........................................     1,102,769      1,102,769
  Accumulated deficit.......................................    (1,137,286)    (1,053,596)
  Accumulated other comprehensive loss......................        (6,223)        (6,532)
                                                               -----------    -----------
      Total stockholders' equity............................       260,295        343,676
                                                               -----------    -----------
      Total liabilities and stockholders' equity............   $   646,537    $   736,119
                                                               ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Operating activities:
  Net loss..................................................  $(79,938)  $(55,336)
Items not requiring cash outlays:
  Equity in (income) losses of unconsolidated investees.....     4,220     (2,341)
  Depreciation and amortization.............................    55,086     50,341
  (Reduction in estimate of)/asset impairment charge........     5,860     (4,901)
  Amortization of debt discount.............................    15,019     13,926
  Gain on settlement of option..............................        --     (2,500)
  Gain on disposition of businesses.........................        --     (2,752)
  Minority interest.........................................       324      1,063
  Other.....................................................     2,082     (1,676)
Changes in:
  Accounts receivable.......................................     5,063      4,355
  Inventories...............................................    (1,525)     2,748
  Other assets and liabilities..............................     4,838      3,643
  Accounts payable and accrued expenses.....................   (18,244)    (6,875)
                                                              --------   --------
    Cash used in operating activities.......................    (7,215)      (305)
                                                              --------   --------
Investing activities:
  Investments in and advances to joint ventures.............    (3,982)    (3,457)
  Distributions from joint ventures.........................     2,674     71,965
  Cash paid for acquisitions and additional equity in
    subsidiaries............................................    (2,066)    (5,377)
  Additions to property, plant and equipment................   (15,497)   (15,723)
  Proceeds from sale of businesses..........................        --        400
  Cash received in settlement of option.....................        --     11,000
                                                              --------   --------
    Cash provided by (used in) investing activities.........   (18,871)    58,808
                                                              --------   --------
Financing activities:
  Payments on debt and capital lease obligations............    (3,532)   (18,194)
  Borrowings on debt........................................       680        746
  Proceeds from issuance of common stock related to
    incentive plans.........................................        --      1,211
  Preferred stock dividends paid............................    (3,752)   (11,256)
  Dividends paid to minority interest in PeterStar..........      (217)    (1,015)
                                                              --------   --------
    Cash used in financing activities.......................    (6,821)   (28,508)
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (32,907)    29,995
Cash and cash equivalents at beginning of period............    80,236     50,985
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 47,329   $ 80,980
                                                              ========   ========

     See accompanying notes to consolidated condensed financial statements.

                      METROMEDIA INTERNATIONAL GROUP, INC.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                  (UNAUDITED)

                                          7 1/4%
                                        CUMULATIVE
                                       CONVERTIBLE
                                     PREFERRED STOCK          COMMON STOCK                                    ACCUMULATED
                                   --------------------   ---------------------                                  OTHER
                                   NUMBER OF              NUMBER OF                PAID-IN     ACCUMULATED   COMPREHENSIVE
                                    SHARES      AMOUNT      SHARES      AMOUNT     SURPLUS       DEFICIT         LOSS
                                   ---------   --------   ----------   --------   ----------   -----------   -------------
Balances, December 31, 1999......  4,140,000   $207,000   93,284,589   $93,285    $1,102,308   $(1,014,284)     $(3,374)

Net loss.........................        --          --           --        --            --      (55,336)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --        (1,244)

Minimum pension liability........        --          --           --        --            --           --          (389)

Total comprehensive loss.........

Issuance of stock related to
  incentive plans................        --          --      750,358       750           461           --            --

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --      (11,256)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, September 30, 2000.....  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,080,876)     $(5,007)
                                   =========   ========   ==========   =======    ==========   ===========      =======

Balances, December 31, 2000......  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,053,596)     $(6,532)

Net loss.........................        --          --           --        --            --      (79,938)           --

Other comprehensive income, net
  of tax:

Foreign currency translation
  adjustments....................        --          --           --        --            --           --           309

Total comprehensive loss.........

Dividends on 7 1/4% cumulative
  convertible preferred stock....        --          --           --        --            --       (3,752)           --
                                   ---------   --------   ----------   -------    ----------   -----------      -------

Balances, September 30, 2001.....  4,140,000   $207,000   94,034,947   $94,035    $1,102,769   $(1,137,286)     $(6,223)
                                   =========   ========   ==========   =======    ==========   ===========      =======


                                       TOTAL
                                   COMPREHENSIVE
                                       LOSS
                                   -------------
Balances, December 31, 1999......    $     --
Net loss.........................     (55,336)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................      (1,244)
Minimum pension liability........        (389)
                                     --------
Total comprehensive loss.........    $(56,969)
                                     ========
Issuance of stock related to
  incentive plans................
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, September 30, 2000.....
Balances, December 31, 2000......
                                     $    ---
Net loss.........................     (79,938)
Other comprehensive income, net
  of tax:
Foreign currency translation
  adjustments....................         309
                                     --------
Total comprehensive loss.........    $(79,629)
                                     ========
Dividends on 7 1/4% cumulative
  convertible preferred stock....
Balances, September 30, 2001.....

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

Although the Company has engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain possible transactions, obtaining the consent of the Company's and Snapper's banks, bondholders and shareholders. Although the Company has engaged in discussions with certain of its bondholders concerning the proposed restructuring, such bondholders have not as of yet agreed to the terms of any restructuring by the Company, thereby raising doubt as to the ability of the Company to consummate the restructuring. As a result, the financial statements have been prepared assuming the Company continues to operate each of its lines of business. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

Investments in other companies, including those of the Communications Group's joint ventures that are not majority owned, or in which the Company does not have control but exercises significant influence, are accounted for using the equity method. The Company reflects its net investments in joint ventures under the caption "Investments in and advances to joint ventures."

All of the Communications Group's joint ventures in Eastern Europe and the republics of the former Soviet Union, other than the businesses of PLD Telekom and Comstar, a MITI joint venture, report their financial results on a three-month lag. Therefore, the Communications Group's financial results in Eastern Europe and the republics of the former Soviet Union for September 30 include the financial results for those joint ventures for the three and nine months ending June 30. The Company has deferred its decision on reducing or eliminating the three-month reporting lag for certain of its principal businesses until it has completed its evaluation of structural alternatives as noted above.

The accompanying interim consolidated condensed financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K/A, Amendment No. 1 for the year ended December 31, 2000. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations

                      METROMEDIA INTERNATIONAL GROUP, INC.

1. BASIS OF PRESENTATION AND LIQUIDITY (CONTINUED) for the three and nine month periods ended September 30, 2001 and 2000, have been included. The results of operations for the interim period are not necessarily indicative of the results which may be realized for the full year.

LIQUIDITY

The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's and its subsidiaries' working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operating systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $18.5 million of cash on hand, at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective dispositions of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

The Company will be required to pay interest on its 10 1/2% senior discount notes commencing September 30, 2002. The Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its debt service, on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its long-term liquidity needs (including debt service resulting from restructuring efforts) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION

GENERAL

The Communications Group records its investments in other companies and joint ventures which are less than majority-owned, or which the Company does not control but in which it exercises significant influence, at cost, net of its equity in earnings or losses. Advances to the joint ventures under line of

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED) credit agreements between the Company or one of its subsidiaries and the joint ventures are reflected based on amounts recoverable under the credit agreement, plus accrued interest.

Advances are made to joint ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the joint ventures or subsidiaries. Interest rates charged to the joint ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the joint ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the joint venture partners. The Communications Group has entered into charter fund and credit agreements with its joint ventures and subsidiaries to provide up to $219.3 million in funding of which $48.4 million in funding obligations remain at September 30, 2001. The Communications Group's funding commitments are contingent on its approval of the joint ventures' and subsidiaries' business plans.

2001 IMPAIRMENT CHARGES

A Georgian government-owned telephone operator, GEC, indicated during the third quarter of 2001, its intention to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to process a significant portion of its telephony traffic. GEC also obtained funding to procure telephony equipment enabling it to provide such services. The Communications Group believes that when GEC becomes fully operational in 2002 it will have a significant competitive advantage over Telecom Georgia due to its customer base, brand, country-wide and last mile capability. The Communications Group performed an analysis of the likely adverse impact of GEC on Telecom Georgia's operations and concluded that it would be other than temporary. As a result the Communications Group in the third quarter of 2001 recorded an impairment charge of $7.0 million against the goodwill related to the investment in Telecom Georgia.

In the third quarter of 2001, a gain of $1.2 million was realized representing recoveries on an equipment payment guarantee, arising from loan repayments made by one of the Communications Group's joint ventures in 2001. During 1999, the Company had recorded an impairment charge of $4.3 million relating to this loan guarantee.

2000 IMPAIRMENT CHARGES

Certain of the Company's joint ventures have continued to incur operating losses. In 2000, the long-lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying values, the Company utilized a discounted cash flow model or then current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge on three of its joint ventures of $9.4 million in 2000.

1999 RESTRUCTURING AND IMPAIRMENT CHARGES

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. The Company's efforts were directed toward streamlining its operations. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs for

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
2000 by closing its offices in Stamford, Connecticut and London, England, consolidating its executive offices in New York, New York, consolidating its operational headquarters in Vienna, Austria and consolidating its two Moscow offices into one. As part of this streamlining of its operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified in December 1999 and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In addition, there were reductions in locally hired foreign staff. In 1999 the Company recorded a charge of $8.4 million in connection with this restructuring.

Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to September 30, 2001 (in thousands):

                                    DECEMBER 31,                            DECEMBER 31,              SEPTEMBER 30,
TYPE OF COST                            1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS       2001
------------                        ------------   --------   -----------   ------------   --------   -------------
Employee separations..............     $5,872      $(3,953)      $(676)        $1,243       $(253)       $  990
Facility closings.................      1,456       (1,123)       (147)           186          25           211
                                       ------      -------       -----         ------       -----        ------
                                       $7,328      $(5,076)      $(823)        $1,429       $(228)       $1,201
                                       ======      =======       =====         ======       =====        ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated. The restructuring accrual is included in accrued expenses in the accompanying balance sheets at September 30, 2001 and December 31, 2000.

EQUITY METHOD INVESTMENT INFORMATION

At September 30, 2001 and December 31, 2000, the Communications Group's unconsolidated investments in and advances to joint ventures in Eastern Europe and the republics of the former Soviet

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Union, at cost, net of adjustments for its equity in earnings or losses, impairment charges, and distributions were as follows (in thousands):

                                                                                          YEAR
                                                                                       OPERATIONS
NAME                                                 2001      2000     OWNERSHIP %   COMMENCED(1)
----                                               --------   -------   -----------   ------------
WIRELESS TELEPHONY
BELCEL, Belarus..................................  $ 3,682    $ 4,093       50%           1999
Tyumenruskom, Russia (2).........................       --       (289)      46%           1999
Magticom, Georgia................................   22,884     19,148       35%           1997
                                                   -------    -------
                                                    26,566     22,952
                                                   -------    -------
FIXED TELEPHONY
Comstar (3)......................................   56,713     61,007       50%           2000
MTR-Sviaz, Russia (2)............................    1,550      1,973       49%           1999
Telecom Georgia, Georgia.........................    2,668      2,802       30%           1994
Caspian American Telecom, Azerbaijan (2).........       --         --       37%           1999
                                                   -------    -------
                                                    60,931     65,782
                                                   -------    -------
CABLE TELEVISION
Sun TV, Chisinau, Moldova (4)....................       --      2,907       91%           1994
Kosmos TV, Moscow, Russia........................    5,761      5,471       50%           1992
Baltcom TV, Riga, Latvia.........................    2,240      4,645       50%           1992
Kamalak TV, Tashkent, Uzbekistan.................    1,237      2,623       50%           1993
Cosmos TV, Minsk, Belarus........................    1,829      2,195       50%           1996
Alma TV, Almaty, Kazakhstan......................    4,069      5,467       50%           1995
Teleplus, St. Petersburg, Russia (2).............      160        (31)      45%           1998
                                                   -------    -------
                                                    15,296     23,277
                                                   -------    -------

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

                                                                                         YEAR
                                                                                      OPERATIONS
NAME                                               2001       2000     OWNERSHIP %   COMMENCED(1)
----                                             --------   --------   -----------   ------------
PAGING
Kamalak Paging, Tashkent, Uzbekistan...........       332      1,263         50%         1993
Mobile Telecom, Russia(2)(5)...................        --        500         50%         1998
Baltcom Plus, Latvia(2)........................        --         --         50%         1995
Paging One, Georgia(2).........................        --         --         45%         1994
PT Page, St. Petersburg, Russia(2).............        --         --         40%         1995
Paging Ajara, Batumi, Georgia(2)...............        --         --         35%         1997
Kazpage, Kazakhstan(2)(6)......................        --         --      26-41%         1997
Alma Page, Almaty, Kazakhstan(2)...............        --         --         50%         1995
                                                 --------   --------
                                                      332      1,763
                                                 --------   --------
RADIO BROADCASTING
AS Trio LSL, Estonia(7)........................       977      1,318         50%         1997
                                                 --------   --------
                                                      977      1,318
                                                 --------   --------
PRE-OPERATIONAL(8)
Other..........................................     1,861      2,816
                                                 --------   --------
                                                    1,861      2,816
                                                 --------   --------
Total..........................................  $105,963   $117,908
                                                 ========   ========

------------------------

(1) Indicates year operations commenced, or in the case of acquired operational entities, the year of acquisition.

(2) Investment balance reflects write down of investment and, except for Tyumenruskom, MTR-Sviaz and Teleplus results of operations are no longer reported.

(3) In December 2000, the Company purchased its 50% interest in Comstar for $61.4 million of which approximately $44.0 million was allocated to goodwill and intangibles based upon the purchase price allocation.

(4) The Communications Group increased its ownership in Sun TV to 91% in the fourth quarter of 2000. The results of operations have been consolidated since the first quarter of 2001.

(5) The Company purchased its 50% interest in Mobile Telecom and a related pager distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001. The Company has not made any earnout payments, based on the operational results of the ventures.

(6) The Communications Group is currently negotiating to dispose of its interests in Kazpage, which is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Communications Group's current interests in the joint venture range from 26% to 41% and its interest in the service entity is 51%.

(7) The Company acquired an additional 1.24% of AS Trio LSL in the third quarter of 2001.

(8) At September 30, 2001 and December 31, 2000, amounts disbursed for proposed joint ventures and pre-operational joint ventures are included in pre-operational joint ventures.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)
Summarized combined balance sheet financial information of unconsolidated joint ventures as of September 30, 2001 and December 31, 2000, and combined statement of operations financial information for the nine months ended September 30, 2001 and 2000 of the Company's joint ventures accounted for under the equity method that have commenced operations as of the dates indicated are as follows (in thousands):

COMBINED INFORMATION OF UNCONSOLIDATED JOINT VENTURES

COMBINED BALANCE SHEETS

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Assets:
  Current assets....................................    $ 39,890        $ 51,356
  Investments in systems and equipment..............     157,396         157,084
  Other assets......................................       4,972           1,179
                                                        --------        --------
    Total assets....................................    $202,258        $209,619
                                                        ========        ========
Liabilities and Joint Ventures' Equity:
  Current liabilities...............................    $ 62,750        $ 66,056
  Amounts payable under credit facilities...........      75,578          93,229
  Other long-term liabilities.......................      24,748          28,189
                                                        --------        --------
                                                         163,076         187,474
  Joint ventures' equity............................      39,182          22,145
                                                        --------        --------
    Total liabilities and joint ventures' equity....    $202,258        $209,619
                                                        ========        ========

COMBINED STATEMENTS OF OPERATIONS

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         2001          2000
                                                      ----------   ------------
Revenues............................................   $122,613      $101,840
Costs and Expenses:
  Cost of sales and operating expenses..............     50,338        28,640
  Selling, general and administrative...............     36,252        37,678
  Depreciation and amortization.....................     25,941        26,682
                                                       --------      --------
    Total expenses..................................    112,531        93,000
                                                       --------      --------
Operating income....................................     10,082         8,840
Interest expense....................................     (7,192)      (14,577)
Other income (expense)..............................     (1,377)        1,380
Foreign currency transactions.......................     (2,288)       (2,062)
                                                       --------      --------
  Net loss..........................................   $   (775)     $ (6,419)
                                                       ========      ========

For the nine months ended September 30, 2001 and 2000 the results of operations presented above are before the elimination of intercompany interest. Financial information for joint ventures which are not yet operational is not included in the above summary.

                      METROMEDIA INTERNATIONAL GROUP, INC.

2. COMMUNICATIONS GROUP-EASTERN EUROPE AND THE REPUBLICS OF THE FORMER SOVIET UNION (CONTINUED)

The following tables represent summary financial information for all operating entities being grouped as indicated as of and for the nine and three months ended September 30, 2001 and 2000. For the nine and three months ended
September 30, 2001 and 2000 the results of operations presented below are before the elimination of intercompany interest (in thousands):

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2001
                                              -----------------------------------------------------------------------
                                              WIRELESS      FIXED       CABLE         RADIO
                                              TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                              ---------   ---------   ----------   ------------   --------   --------
Revenues....................................   $33,957    $ 69,518      $17,209       $1,269       $  660    $122,613
Depreciation and amortization...............     9,500      11,345        4,964           44           88      25,941
Operating income (loss).....................     8,759       5,205       (4,060)         (24)         202      10,082
Interest expense............................     1,585       1,596        3,783           70          158       7,192
Net income (loss)...........................     6,757       1,775       (8,871)        (111)        (325)       (775)
Assets......................................    67,978     107,037       25,263          256        1,724     202,258
Capital expenditures........................    19,844       5,482        8,061            9           --      33,396
Net investment in joint ventures............    26,566      60,931       15,296          977          332     104,102
Equity in income (losses) of unconsolidated
  investees.................................     3,732       1,136       (8,007)        (414)        (667)     (4,220)

                                                               NINE MONTHS ENDED SEPTEMBER 30, 2000
                                              -----------------------------------------------------------------------
                                              WIRELESS      FIXED       CABLE         RADIO
                                              TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                              ---------   ---------   ----------   ------------   --------   --------
Revenues....................................   $51,598    $ 20,738      $22,311       $1,312       $5,881    $101,840
Depreciation and amortization...............    14,251       4,676        7,100          126          529      26,682
Operating income (loss).....................    12,275      (1,956)        (433)        (224)        (822)      8,840
Interest expense............................     7,513       2,295        4,578           38          153      14,577
Net income (loss)...........................     7,228      (4,938)      (6,809)        (311)      (1,589)     (6,419)
Assets......................................   105,601      32,729       29,752          511        2,149     170,742
Capital expenditures........................    22,442       1,240        5,240           10          550      29,482
Net investment in joint ventures............    26,983      10,707       26,827        1,119        6,955      72,591
Equity in income (losses) of unconsolidated
  investees.................................     8,999      (2,234)      (2,146)        (473)      (1,122)      3,024

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2001
                                              -----------------------------------------------------------------------
                                              WIRELESS      FIXED       CABLE         RADIO
                                              TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                              ---------   ---------   ----------   ------------   --------   --------
Revenues....................................   $11,646    $ 23,395      $ 6,040       $  373       $  115    $ 41,569
Depreciation and amortization...............     3,399       3,787        1,773           15           28       9,002
Operating income (loss).....................     3,523       1,998       (1,243)         (33)         158       4,403
Interest expense............................       443         487        1,067           18          158       2,173
Net income (loss)...........................     3,166         612       (1,924)         (83)        (227)      1,544
Equity in income (losses) of unconsolidated
  investees.................................     1,647         602       (1,126)         (74)         (69)        980

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                              -----------------------------------------------------------------------
                                              WIRELESS      FIXED       CABLE         RADIO
                                              TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING     TOTAL
                                              ---------   ---------   ----------   ------------   --------   --------
Revenues....................................   $17,105    $  6,495      $ 6,868       $  463       $1,505    $ 32,436
Depreciation and amortization...............     5,308       1,689        2,255           26          180       9,458
Operating income (loss).....................     2,651        (342)      (1,123)         (34)         219       1,371
Interest expense............................     2,407       1,413        1,650           12           52       5,534
Net income (loss)...........................     2,477      (1,850)      (2,984)         (57)         (53)     (2,467)
Equity in income (losses) of unconsolidated
  investees.................................     2,000        (276)      (1,334)         (47)          (1)        342

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--CHINA

The Company has made intercompany loans to Metromedia China under a credit agreement, and Metromedia China has used the proceeds of these loans to fund its operations and investments in China. At September 30, 2001, MCC owed
$11.6 million under this credit agreement (including accrued interest).

In May 1999, MCC's wholly-owned subsidiary, Asian American Telecommunications ("AAT"), entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd. ("All Warehouse"), a Chinese trading company, to form Huaxia Metromedia Information Technology Co., Ltd. ("Huaxia"). Huaxia was licensed as a sino-foreign joint venture company in July 1999 and at its formation, AAT owned a 49% equity interest in this joint venture.

On September 20, 2000, the Chinese government approved a revised joint venture contract and articles of association for Huaxia whereby AAT's ownership interest in the joint venture was increased to 98%. On April 10, 2001, the Chinese government approved new articles of association of Huaxia pursuant to which Huaxia became a wholly foreign-owned enterprise in China and AAT obtained 100% ownership. Huaxia is licensed to provide software and technical services supporting the operation of electronic commerce computer information systems for China-based corporate clients.

The terms under which Huaxia is licensed require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions. The registered capital contributions must be made within three years. As of September 30, 2001, AAT had made $2.1 million of its scheduled registered capital investment. MCC accounted for Huaxia as an equity method investment until assuming 98% ownership and control of the venture on September 20, 2000. The Company consolidated the results of operations of Huaxia subsequent to September 30, 2000.

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

As of September 30, 2001, MCC had advanced $2.1 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2001 MCC owns an indirect 87% interest in 66cities JV. The approved total investment level for 66cities JV is $2.5 million of which $1.8 million must be in the form of registered capital. As of September 30, 2001, Twin Poplars had invested all its $1.8 million registered capital and advanced $302,000 to 66cities JV.

On March 20, 2001, MCC completed registration and establishment of Clarity Data Systems Co., Ltd. ("Clarity"), a wholly foreign owned enterprise of MCC in China. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001. As of September 30, 2001, MCC had made $475,000 of its required registered capital investment in Clarity.

                      METROMEDIA INTERNATIONAL GROUP, INC.

3. COMMUNICATIONS GROUP--CHINA (CONTINUED)
Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering customer relationship management applications and services. As of September 30, 2001, Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd. ("MHIS"), a wholly foreign owned enterprise of MCC in China. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001.

MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of technology needed by Chinese health care providers, community health networks and general health care sectors.

4. EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities exercisable for or convertible into common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation if they would have an antidilutive effect on earnings per share. For the three and nine months ended September 30, 2001 and 2000 the Company had not included diluted earnings per share since the calculation is antidilutive.

The Company had potentially dilutive shares of common stock of 24,565,202 and 26,770,045, at September 30, 2001 and 2000, respectively.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral arguments on March 20, 2001. In
July 2001, the Eleventh Circuit affirmed the court's decision dismissing these actions.

On December 30, 1998, the chapter 11 trustee of RDM brought an adversary proceeding in the bankruptcy of RDM, HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia (the "D and O Proceeding"), alleging that current and former officers of the Company, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM. On January 25, 1999, the plaintiff filed a first amended complaint. The official committee of unsecured creditors of RDM moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM moved to intervene in or join the proceeding. On
February 26, 1999, the court entered an order staying all activity in this proceeding pending the court's ruling on these motions. Plaintiffs in this adversary proceeding seek the following relief against the current and former officers of the Company who served as directors of RDM: actual damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15.0 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029 (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029 are collectively referred to as the "Equitable Subordination Proceedings"), with substantially the same allegations as the above proceeding. Plaintiffs filed amended complaints in the Equitable Subordination Proceedings on August 18, 2000. In the amended complaints, plaintiffs seek equitable and injunctive relief as described above and damages in an unspecified amount and such other and further relief as the court deems just and proper.

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

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
On August 18, 2000, the liquidating agent filed first amended complaints in the Equitable Subordination Proceedings. In October 2000, the bankruptcy court approved a consent order, signed by the parties, staying all activity in these proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the D and O Proceeding, (b) to consolidate the D and O Proceeding and the Equitable Subordination Proceedings and another adversary proceeding--HAYS, ET AL. V. EQUITEX, ET AL., Adv. Proc. No. 00-1065--which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint. On March 14, 2001, the liquidating agent's motion to consolidate the various proceedings was denied. On March 22, 2001, the liquidating agent filed a lien avoidance action against the Company, HAYS, ET AL
V. METROMEDIA INTERNATIONAL GROUP, INC., ET AL., Adv. Proc. No. 01-1026 (the "Lien Avoidance Action"). On May 7, 2001, the Company filed a motion to dismiss the Equitable Subordination Proceedings. Also on May 7, 2001, the Company filed a motion seeking to have the D and O Proceeding and the Equitable Subordination Proceedings withdrawn from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia. On June 15, 2001, a motion to dismiss the Lien Avoidance Action was filed. On
July 9, 2001, a motion to dismiss the D and O Proceeding was filed.

On October 2, 2001, the liquidating agent filed an action--HAYS, ET AL. V. FONG, ET AL., Adv. Proc. No. 01-1075 (the "Andersen Proceeding")--which names, among others, the Company as well as current and former officers of the Company. The suit seeks the Court's approval of a settlement of claims reached between the liquidating agent and Arthur Andersen, LLP. In the suit, the liquidating agent makes no claim for monetary damages, but does seek to bar the Company from bringing claims against Arthur Andersen, LLP, including claims for indemnity or contribution, if the Company is found liable in any of the suits involving RDM's bankruptcy. A settlement of this action was approved by the court on October 30, 2001. Under the terms of the settlement, any judgment entered against the Company in which the Company is found to be entitled by law to a judgment reduction, will be reduced by the greater of Arthur Andersen's proportionate liability or Arthur Andersen's settlement payment. In addition, Arthur Andersen and the Company are barred from asserting claims against one another relating to RDM.

On October 19, 2001, the liquidating agent filed a motion seeking, among other things, approval of a compromise and settlement of a lawsuit pending against the General Electric Company ("General Electric") in the United States District Court for the Northern District of Illinois. Neither the Company, nor any of the current or former officers of the Company, are parties to that suit. The liquidating agent and General Electric have agreed to settle the suit by the payment by General Electric of $18.5 million. In his motion seeking approval of the settlement, the liquidating agent does not contest that the Company has a valid lien in the liquidating agent's claim against General Electric. In his motion the liquidating agent states that, pursuant to Section 4.3.2(b) of the Plan, he is required to deposit up to $15.0 million of proceeds from the liquidation of collateral in which the Company claims an interest, pending determination of issues relating to its claims and liens that are disputed. The liquidating agent thus requests authority, in accordance with the provisions of the Plan, to use $15.0 million of the proceeds from the settlement of the claims against General Electric to fund the escrow account required for the benefit of the Company. The liquidating agent notes in his motion that this funding will moot the Lien Avoidance Action. A determination of whether any of these funds will actually be paid to the Company is contingent upon the resolution of the Equitable Subordination

                      METROMEDIA INTERNATIONAL GROUP, INC.

5. INVESTMENT IN RDM (CONTINUED)
Proceedings. Other than the Lien Avoidance Action, the liquidating agent's settlement with General Electric does not affect any of the other RDM-related proceedings, including the D and O Proceeding.

On October 22, 2001, the United States District Court for the Northern District of Georgia granted the Company's motion for leave to withdraw the reference in the D and O Proceeding and the Equitable Subordination Proceedings. On
October 24, 2001, the district court vacated its decision. As a result, motions to dismiss in those proceedings are still pending before the bankruptcy court.

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

The Company's segment information is set forth as of and for the nine months ended September 30, 2001 and 2000 in the following tables (in thousands):

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                            COMMUNICATIONS GROUP EASTERN EUROPE AND
                                                            THE REPUBLICS OF THE FORMER SOVIET UNION
                                     --------------------------------------------------------------------------------------
                                     WIRELESS      FIXED       CABLE         RADIO                    SEGMENT
                                     TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    HEADQUARTERS    TOTAL
                                     ---------   ---------   ----------   ------------   --------   ------------   --------
COMBINED
Revenues...........................   $42,868    $136,452     $26,654       $11,942       $ 983       $  1,849     $220,748
Depreciation and amortization......    12,912      24,588       9,197         1,484         115         28,414       76,710
Operating income (loss)............     5,350      13,756      (5,567)         (493)         20        (50,512)     (37,446)
CONSOLIDATED
Revenues...........................   $ 8,911    $ 66,934     $ 9,445       $10,673       $ 323       $  1,849     $ 98,135
Gross profit.......................
Depreciation and amortization......     3,412      13,243       4,233         1,440          27         28,414       50,769
Asset impairment charge............        --          --          --            --          --          5,860        5,860
Operating income (loss)............    (3,409)      8,551      (1,507)         (469)       (182)       (50,512)     (47,528)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................   $33,957    $ 69,518     $17,209       $ 1,269       $ 660       $     --     $122,613
Depreciation and amortization......     9,500      11,345       4,964            44          88             --       25,941
Operating income (loss)............     8,759       5,205      (4,060)          (24)        202             --       10,082
Net income (loss)..................     6,757       1,775      (8,871)         (111)       (325)            --         (775)
Equity in income (losses) of
  unconsolidated investees.........     3,732       1,136      (8,007)         (414)       (667)            --       (4,220)
Foreign currency loss..............                                                                                    (132)
Minority interest..................                                                                                    (421)
Interest expense...................
Interest income....................
Other income.......................
Income tax expense.................
Net loss...........................
Capital expenditures...............                                                                                  13,908
Assets at September 30, 2001.......                                                                                 508,051


                                     COMMUNICATIONS                CORPORATE
                                       GROUP-CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                     ---------------   --------   ------------   ------------
COMBINED
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
CONSOLIDATED
Revenues...........................      $   432       $133,589     $    --        $232,156
Gross profit.......................                      48,654
Depreciation and amortization......          306          3,963          48          55,086
Asset impairment charge............           --             --          --           5,860
Operating income (loss)............       (4,014)         8,236      (6,601)        (49,907)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
Net income (loss)..................
Equity in income (losses) of
  unconsolidated investees.........           --             --          --          (4,220)
Foreign currency loss..............           --             --          --            (132)
Minority interest..................           97             --          --            (324)
Interest expense...................                                                 (22,053)
Interest income....................                                                   2,651
Other income.......................                                                     458
Income tax expense.................                                                  (6,411)
                                                                                   --------
Net loss...........................                                                $(79,938)
                                                                                   ========
Capital expenditures...............          425          1,164          --        $ 15,497
Assets at September 30, 2001.......        2,259        115,112      21,115        $646,537

                      METROMEDIA INTERNATIONAL GROUP, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6. BUSINESS SEGMENT DATA (CONTINUED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                            COMMUNICATIONS GROUP EASTERN EUROPE AND
                                                            THE REPUBLICS OF THE FORMER SOVIET UNION
                                         ------------------------------------------------------------------------------
                                                                               RADIO                SEGMENT
                                         WIRELESS      FIXED       CABLE       BROAD-                HEAD-
                                         TELEPHONY   TELEPHONY   TELEVISION   CASTING     PAGING    QUARTERS    TOTAL
                                         ---------   ---------   ----------   --------   --------   --------   --------
COMBINED
Revenues...............................   $61,990     $87,470     $28,732     $13,056    $ 7,364    $ 2,258    $200,870
Depreciation and amortization..........    18,092      16,949      10,027       1,008        749     25,642      72,467
Operating income (loss)................     9,558      12,553      (1,154)       (590)      (545)   (42,262)    (22,440)
CONSOLIDATED
Revenues...............................   $10,392     $66,732     $ 6,421     $11,744    $ 1,483    $ 2,258    $ 99,030
Gross profit...........................
Depreciation and amortization..........     3,841      12,273       2,927         882        220     25,642      45,785
Reduction in estimate of restructuring
  and asset impairment charge..........        --          --          --          --         --       (823)       (823)
Operating income (loss)................    (2,717)     14,509        (721)       (366)       277    (42,262)    (31,280)
UNCONSOLIDATED JOINT VENTURES
Revenues...............................   $51,598     $20,738     $22,311     $ 1,312    $ 5,881    $    --    $101,840
Depreciation and amortization..........    14,251       4,676       7,100         126        529         --      26,682
Operating income (loss)................    12,275      (1,956)       (433)       (224)      (822)        --       8,840
Net income (loss)......................     7,228      (4,938)     (6,809)       (311)    (1,589)        --      (6,419)
Equity in income (losses) of
  unconsolidated investees.............     8,999      (2,234)     (2,146)       (473)    (1,122)        --       3,024
Gain on disposition of business........                                                                           2,752
Foreign currency gain..................                                                                              57
Minority interest......................                                                                          (2,860)
Interest expense.......................
Interest income........................
Other income...........................
Income tax expense.....................
Net loss...............................
Capital expenditures...................                                                                          12,995
Assets at December 31, 2000............                                                                         552,311


                                         COMMUNICATIONS                CORPORATE
                                          GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                         ---------------   --------   ------------   ------------
COMBINED
Revenues...............................
Depreciation and amortization..........
Operating income (loss)................
CONSOLIDATED
Revenues...............................      $   140       $136,983     $    --        $236,153
Gross profit...........................                      45,138
Depreciation and amortization..........          180          4,326          50          50,341
Reduction in estimate of restructuring
  and asset impairment charge..........       (4,078)            --          --          (4,901)
Operating income (loss)................         (374)         1,418      (4,461)        (34,697)
UNCONSOLIDATED JOINT VENTURES
Revenues...............................      $    --
Depreciation and amortization..........           38
Operating income (loss)................         (683)
Net income (loss)......................         (683)
Equity in income (losses) of
  unconsolidated investees.............         (683)            --          --           2,341
Gain on disposition of business........           --             --          --           2,752
Foreign currency gain..................           --             --          --              57
Minority interest......................        1,797             --          --          (1,063)
Interest expense.......................                                                 (23,299)
Interest income........................                                                   3,025
Other income...........................                                                   2,500
Income tax expense.....................                                                  (6,952)
                                                                                       --------
Net loss...............................                                                $(55,336)
                                                                                       ========
Capital expenditures...................          211          2,517          --        $ 15,723
Assets at December 31, 2000............        2,412        121,313      60,083        $736,119

                      METROMEDIA INTERNATIONAL GROUP, INC.

6. BUSINESS SEGMENT DATA (CONTINUED)

Information about the Communications Group's operations by geographic location for the nine months ended September 30, 2001 and 2000 and as of September 30, 2001 and December 31, 2000 is as follows (in thousands):

                                                             REVENUES               ASSETS
                                                        -------------------   -------------------
COUNTRY                                                   2001       2000       2001       2000
-------                                                 --------   --------   --------   --------
Azerbaijan............................................  $    --    $    --    $     27   $     27
Belarus...............................................      319        319       5,906      6,850
Bulgaria..............................................       21         --         276        352
Cyprus................................................       --         --          11         26
Czech Republic........................................      780      1,200       2,032      2,367
Estonia...............................................      323        376         999      1,520
Finland...............................................       95         --       1,546         --
Georgia...............................................    1,632        157      30,508     28,535
Germany...............................................       --        305          --         --
Hungary...............................................    2,677      4,565       5,594      4,595
Kazakhstan............................................    8,911     10,391      51,538     56,796
Krgyzstan.............................................      413        178       1,604      1,794
Latvia................................................      284        374       2,675      5,199
Lithuania.............................................      747        994       1,059      1,391
Moldova...............................................    1,384         --       3,028      2,907
People's Republic of China............................      432        140       2,259      2,412
Romania...............................................    4,636      4,950      10,618     10,444
Russia................................................   74,290     72,589     286,832    303,355
Ukraine...............................................       --        699          --        688
United Kingdom........................................      186         --          47         12
United States (1).....................................    1,437      1,933     102,183    121,567
Uzbekistan............................................       --         --       1,568      3,886
                                                        -------    -------    --------   --------
                                                        $98,567    $99,170    $510,310   $554,723
                                                        =======    =======    ========   ========

------------------------

(1) Assets include goodwill of $98.9 million, and $112.0 million at September 30, 2001 and December 31, 2000, respectively.

All of the Company's remaining assets and substantially all remaining revenue relate to operations in the United States.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION

ACCOUNTS RECEIVABLE

The total allowance for doubtful accounts at September 30, 2001 and December 31, 2000 was $5.4 million and $3.9 million, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) INVENTORIES

Inventories consist of the following as of September 30, 2001 and December 31, 2000 (in thousands):

                                                              2001       2000
                                                            --------   --------
Lawn and garden equipment:
  Raw materials...........................................  $ 6,825    $ 8,665
  Finished goods..........................................   55,889     52,294
                                                            -------    -------
                                                             62,714     60,959
Less: LIFO reserve........................................       --         --
                                                            -------    -------
                                                             62,714     60,959
                                                            -------    -------

Communications Group:
  Paging..................................................       --        131
  Telephony...............................................    2,963      3,029
  Cable...................................................    1,094        910
                                                            -------    -------
                                                              4,057      4,070
                                                            -------    -------
                                                            $66,771    $65,029
                                                            =======    =======

LONG-TERM DEBT

At September 30, 2001, Snapper was not in compliance with all financial covenants under its loan and security agreement. On November 13, 2001 the lenders under the loan and security agreement waived any event of default arising from such noncompliance.

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

FLOOR PLAN FINANCING

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

On August 24, 2001, Snapper signed a three-year agreement with Textron Financial Corporation ("Textron"), whereby Textron will make available floor plan financing to the dealers of Snapper's

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) products. Under the terms of the agreement, a default in payment by a dealer is typically nonrecourse to the Company. However, Textron can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the dealer defaults and the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. These dealers would be indemnified on a dealer-by-dealer basis at Snapper's discretion. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million.

In connection with the agreement, Snapper has provided a $100,000 deposit that Textron will hold in an interest-bearing account for one year. At the end of the one-year period, if Snapper is in full compliance with all terms and conditions under the agreement, Textron will refund the $100,000 deposit with interest.

The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper shall maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least
$16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in items (i) or (iv), then Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until subsequent quarterly or annual audited financial statements shows that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in (iii) above, then Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the $2.5 million letter of credit described above. This letter of credit would remain in place until subsequent quarterly or annual audited financial statements shows that Snapper is again in compliance.

It is Snapper's intent to switch all of its dealers from the original floor plan financing agreement provider to Textron by December 31, 2001. As of September 30, 2001, Textron had provided no floor plan financing, and Snapper had not agreed to indemnify any dealer financing.

MINORITY INTEREST

As a result of minority interest shareholders' equity interests being reduced to zero in the first quarter of 2001, the Company is now including losses allocable to minority shareholders in its consolidated statements of operations.

7 1/4% CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Company elected not to declare a dividend on its 7 1/4% cumulative convertible preferred stock for the quarterly dividend periods ending on June 15, 2001 and September 15, 2001. As of September 30, 2001, total dividends in arrears are $7.5 million or $1.81 per preferred share.

INTEREST EXPENSE

Interest expense includes amortization of debt discount of $15.0 million and $13.9 million for the nine months ended September 30, 2001 and 2000, respectively.

                      METROMEDIA INTERNATIONAL GROUP, INC.

7. OTHER CONSOLIDATED CONDENSED FINANCIAL STATEMENT INFORMATION (CONTINUED) GAIN ON SALE OF BUSINESS

During the nine months ended September 30, 2000, the Communications Group disposed of the operation of News Talk Radio, its radio operation in Germany, for $400,000 and generated a gain of $2.8 million primarily from the settlement of accrued liabilities without a cash payment.

OTHER INCOME

For the nine months ended September 30, 2000, the Company recorded a $2.5 million gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with diverse telecommunications interests in northwest Russia.

8. CONTINGENCIES

RISKS ASSOCIATED WITH THE COMMUNICATIONS GROUP'S INVESTMENTS

The ability of the Communications Group and its joint ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or changes in government regulations or policies (including licensing requirements and laws restricting foreign ownership), compliance with and renewal of licenses, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment
No. 1 "Item 1--Business--Risks Associated with the Company."

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

Issues have recently been raised about the Company's control of Roscomm Limited, a company through which the Company owns a 10% stake in Teleport-TP, and about Roscomm's ownership interest in Teleport-TP. The Company believes that it retains the right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP; the Company believes that it has strong legal positions in relation to those issues. There can be no assurances, however, that these issues will be resolved quickly or in the Company's favor, or that these issues will not have an impact on the Company's ability to control Teleport-TP.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
Group's subsidiaries and joint ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and joint ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase.

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

The Company's Huaxia, Clarity and MHIS business units in China are licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as offered by these business units, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of these business units' planned future revenues will, however, derive from additional lines of businesses in China that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interest in these business units are not viewed under current Chinese regulation as foreign equity investment in

                      METROMEDIA INTERNATIONAL GROUP, INC.

8. CONTINGENCIES (CONTINUED)
telecommunications operations, Internet services or any other line of business restricted from foreign investment, and the Company does not anticipate that the extent of its equity investment in these business units will be challenged by future Chinese regulation.

The Company's indirect ownership interest in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities JV is also providing administrative services of billings and collections on behalf of the Chinese publisher, for which it is being reimbursed. The current contract expired on June 30, 2001, and the Company signed a new technical service agreement with Chinese publishers on September 1, 2001. The term of this agreement is three years. Regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments, and such adjustment could adversely affect 66cities JV's overall costs of operation.

LITIGATION

During February 2001, four separate but very similar lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc. On November 2, 2001, the actions were consolidated as IN RE METROMEDIA INTERNATIONAL GROUP, INC. SHAREHOLDERS LITIGATION, Consolidated C.A. No. 18678. Pursuant to the consolidation order, the complaint which was previously filed in BARBERIS V. KLUGE, C.A. No. 18678 was designated as the operative complaint. The defendants have not yet answered, moved to dismiss or otherwise pleaded in response to the complaint.

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

Although the Company has engaged in discussions regarding the restructuring with its and Snapper's banks and bondholders, the Company's Board of Directors has not approved any definitive transaction. Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain possible transactions, obtaining the consent of the Company's and Snapper's banks, bondholders and shareholders. Although the Company has engaged in discussions with certain of its bondholders concerning the proposed restructuring, such bondholders have not as of yet agreed to the terms of any restructuring by the Company, thereby raising doubt as to the ability of the Company to consummate the restructuring. As a result, all information in this Quarterly Report has been prepared assuming the Company continues to operate each of its lines of businesses. The Company does not currently believe that any spin-off of its businesses could be accomplished on a tax-free basis.

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

During December 2000, the Company received four separate proposals from the Company's stockholders for inclusion in the Company's Proxy Statement with respect to the Company's 2001 Annual Meeting of Stockholders (the "Annual Meeting"). With respect to one of the four proposals, the Company sought the concurrence of the Securities and Exchange Commission's Division of Corporation Finance, that the Division would not recommend that the Commission take enforcement action against the Company in the event that the Company chose to exclude such proposal from its 2001 Proxy Statement. On March 27, 2001, the Division of Corporation Finance notified the Company that it would not recommend to the Commission that it take enforcement action against the Company if the Company chooses to omit such proposal from its Proxy Statement. See Part II,
Item 4 "Submission of Matters to a Vote of Security Holders."

Elliot Associates, L.P. and Elliott International, L.P., stockholders of the Company (the "Nominating Stockholders"), nominated two individuals to stand for election to the Company's Board of Directors at the Annual Meeting. In
June 2001 the Nominating Stockholders commenced an action against the Company pursuant to Section 211 of the Delaware General Corporation Law seeking to compel the Company to hold its annual shareholder meeting. The Nominating Stockholders solicited proxies in support of their director nominees, and the Company solicited proxies in support of its nominees. On October 9, 2001, the Company held its annual shareholder meeting. At the Annual Meeting, the Company's stockholders re-elected the Company's nominees to the Board of Directors. See Part II, Item 4 "Submission of Matters to a Vote of Security Holders."

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

2000 IMPAIRMENT CHARGE

Certain of the Company's joint ventures have continued to incur operating losses. In 2000, the long-lived assets and investments in these businesses were evaluated to determine whether any impairment existed. The Company's assessment was based on whether the estimated undiscounted future cash flows of the businesses over the estimated lives of the related assets were sufficient to recover the recorded carrying values. Where such cash flows were insufficient to recover the recorded carrying value, the Company utilized a discounted cash flow model or then current purchase and sale negotiations to estimate the fair value of assets and investments and recorded an impairment charge to adjust the carrying values to estimated fair value. As a result of this evaluation, the Company recorded a non-cash impairment charge for three joint ventures of $9.4 million in 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to September 30, 2001 (in thousands):

                                    DECEMBER 31,                            DECEMBER 31,              SEPTEMBER 30,
TYPE OF COST                            1999       PAYMENTS   ADJUSTMENTS       2000       PAYMENTS       2001
------------                        ------------   --------   -----------   ------------   --------   -------------
Employee separations..............     $5,872      $(3,953)      $(676)        $1,243       $(253)       $  990
Facility closings.................      1,456       (1,123)       (147)           186          25           211
                                       ------      -------       -----         ------       -----        ------
                                       $7,328      $(5,076)      $(823)        $1,429       $(228)       $1,201
                                       ======      =======       =====         ======       =====        ======

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

JOINT VENTURE OWNERSHIP STRUCTURES

The following table summarizes the Communications Group's joint ventures and
subsidiaries at   September 30, 2001 and the Communications Group's ownership in each company:

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
WIRELESS TELEPHONY
ALTEL (Kazakhstan) (2)......................................        50%
BELCEL (Belarus)............................................        50%
Tyumenruskom (Tyumen, Russia)...............................        46%
Magticom (Tbilisi, Georgia).................................        35%
Gorizont-RT (Sakha) (3).....................................        25%

FIXED AND OTHER TELEPHONY
Baltic Communications Limited (St. Petersburg, Russia)
  (2).......................................................       100%
CPY Yellow Pages (St. Petersburg, Russia) (2)...............       100%
Cardlink ZAO (Moscow, Russia) (2)...........................       100%
PeterStar (St. Petersburg, Russia) (2)......................        71%
Teleport-TP (Moscow, Russia) (2)(4).........................        56%
Comstar ZAO (Moscow, Russia) (5)............................        50%
MTR-Sviaz (Moscow, Russia) (4)..............................        49%
Caspian American Telecommunications (Azerbaijan) (6)........        37%
Spectrum (Kazakhstan) (6)(18)...............................        33%
Telecom Georgia (Tbilisi, Georgia)..........................        30%

INTERNET SERVICES
Clarity Data Systems Co., Ltd. (Beijing, China) (2) (7).....        58%
Huaxia Metromedia Information Technology Co., Ltd. (Beijing,
  China) (2) (7)............................................        58%
Metromedia Health Information Systems Co., Ltd. (China) (2)
  (7).......................................................        58%
66cities.com Co., Ltd. (Beijing, China) (2) (7).............        50%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                                                                COMPANY
JOINT VENTURE (1)                                             OWNERSHIP %
-----------------                                             -----------
CABLE TELEVISION
Romsat Cable TV (Bucharest, Romania) (2)....................       100%
Sun TV (Chisinau, Moldova) (2) (8)..........................        91%
Ayety TV (Tbilisi, Georgia) (2) (9).........................        85%
ATK (Archangelsk, Russia) (2)...............................        81%
Viginta (Vilnius, Lithuania) (2)............................        55%
Ala TV (Bishkek, Kyrgyzstan) (2)............................        53%
Kosmos TV (Moscow, Russia)..................................        50%
Baltcom TV (Riga, Latvia)...................................        50%
Kamalak TV (Tashkent, Uzbekistan)...........................        50%
Alma TV (Almaty, Kazakhstan)................................        50%
Cosmos TV (Minsk, Belarus)..................................        50%
Teleplus (St. Petersburg, Russia) (10)......................        45%

RADIO BROADCASTING
Radio Juventus (Budapest, Hungary) (2)......................       100%
Metroradio (Bulgaria) (2)(11)...............................       100%
Oy Metromedia (Finland) (2)(12).............................       100%
Radio Katusha (St. Petersburg, Russia) (2) (13).............        96%
Country Radio (Prague, Czech Republic) (2)..................        85%
SAC (Moscow, Russia) (2)....................................        83%
Radio One (Prague, Czech Republic) (2)......................        80%
Radio Skonto (Riga, Latvia) (2).............................        55%
Radio Georgia (Tbilisi, Georgia) (2) (13)...................        51%
AS Trio LSL (Estonia) (13)..................................        50%

PAGING
Baltcom Paging (Estonia) (2) (14)...........................        85%
CNM (Romania) (15)..........................................        54%
Eurodevelopment (Ukraine) (6)...............................        51%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (6)......        50%
Mobile Telecom (Russia) (6) (16)............................        50%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%
Baltcom Plus (Latvia) (6)...................................        50%
Paging One (Tbilisi, Georgia) (6)...........................        45%
PT Page (St. Petersburg, Russia) (6) (10)...................        40%
Paging Ajara (Batumi, Georgia) (6)..........................        35%
Kazpage (Kazakhstan) (6) (17)...............................     26-41%

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

(7) The Communications Group's majority-owned subsidiary Metromedia China Corporation owns 100% of Huaxia. Metromedia China currently owns 90% of Twin Poplars LLC with an option to acquire the remaining 10%, and Twin Poplars owns 97% of 66cities JV. Metromedia China Corporation owns 100% of Clarity and MHIS.

(8) The Communications Group increased its ownership interest in Sun TV to 91% in 2000. The results of this venture have been consolidated since the first quarter of 2001.

(9) During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this venture have been consolidated since the fourth quarter of 2000.

(10) The Communications Group has signed an agreement to dispose of 11% of PT Page, in exchange for an additional 14% of Teleplus. The transaction, which is subject to Russian Anti-Monopoly Commission approval, is expected to close in 2001.

(11) Metroradio was established by the Communications Group in 1999 and acquired radio broadcasting licenses in November 2000. Its results have been consolidated since the second quarter of 2001.

(12) The Communications Group agreed to acquire a 90% interest in Oy Metromedia Finland in November 2000 for $680,000 conditioned on the reconfirmation of its licenses, which was received in February 2001. Oy Metromedia operates two radio stations in Finland. The results for this venture have been consolidated in the second quarter of 2001. The remaining 10% was acquired in June 2001, including the repayment of the minority shareholder's loan due from Oy Metromedia, for $303,000.

(13) Radio Katusha includes two radio stations operating in St. Petersburg, Russia. AS Trio LSL operates six radio stations in various cities throughout Estonia. Radio Georgia has two radio stations operating in Georgia. On December 14, 2000, the Communications Group acquired an additional 21% of Radio Katusha for $500,000.

(14) The Communications Group sold its interest in Baltcom Paging in
    October 2001.

(15) The Communications Group is commencing liquidation procedures for CNM.

(16) The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million plus two potential earnout payments to be made in 2000 and 2001 based on the operational results of the ventures. The Company has not yet made any earnout payments.

(17) The Communications Group is currently negotiating to dispose of its interests in Kazpage, which is comprised of a service entity and 10 paging joint ventures that provide services in Kazakhstan. The Communications Group's current interests in the joint venture range from 26% to 41% and its interest in the service entity is 51%.

(18) The Communications Group is currently negotiating the disposition of its interest in Spectrum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)
SNAPPER

Snapper manufactures Snapper-Registered Trademark- brand premium-priced power lawnmowers, garden tillers, snowthrowers and related parts and accessories. The lawnmowers include rear engine riding mowers, front-engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper brand. Snapper has licensed the use of the Snapper-Registered Trademark- brand name on string trimmers, generators and pressure washers.

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

The following table sets forth operating results for the three and nine months ended September 30, 2001 and 2000 for the Company's Communications Group and
Snapper:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION

                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                               SEE NOTES 1 AND 2

                                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                          THE REPUBLICS OF THE FORMER SOVIET UNION
                                     ----------------------------------------------------------------------------------
                                                                                                    SEGMENT
                                     WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                     TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                     ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues...........................   $14,563     $46,581     $ 9,280        $3,886       $ 224     $   847    $ 75,381
Depreciation and amortization......     4,508       8,211       2,910           608          34       9,454      25,725
Operating income (loss)............     2,321       3,721      (1,168)         (434)         50     (20,623)    (16,133)
CONSOLIDATED
Revenues...........................   $ 2,917     $23,186     $ 3,240        $3,513       $ 109     $   847    $ 33,812
Gross profit.......................
Depreciation and amortization......     1,109       4,424       1,137           593           6       9,454      16,723
Asset impairment charge............        --          --          --            --          --       5,860       5,860
Operating loss.....................    (1,202)      1,723          75          (401)       (108)    (20,623)    (20,536)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................   $11,646     $23,395     $ 6,040        $  373       $ 115     $    --    $ 41,569
Depreciation and amortization......     3,399       3,787       1,773            15          28          --       9,002
Operating income (loss)............     3,523       1,998      (1,243)          (33)        158          --       4,403
Net income (loss)..................     3,166         612      (1,924)          (83)       (227)         --       1,544
Equity in income (losses) of
  unconsolidated investees
  (note 2).........................     1,647         602      (1,126)          (74)        (69)         --         980
Foreign currency loss..............                                                                                (246)
Minority interest..................                                                                                (248)
Interest expense...................
Interest income....................
Other income.......................
Income tax expense.................
Net loss...........................


                                     COMMUNICATIONS                CORPORATE
                                      GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                     ---------------   --------   ------------   ------------
COMBINED
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
CONSOLIDATED
Revenues...........................      $   189       $33,737      $    --        $ 67,738
Gross profit.......................                     11,693
Depreciation and amortization......           45         1,232           16          18,016
Asset impairment charge............           --            --           --           5,860
Operating loss.....................       (1,531)       (1,513)      (1,862)        (25,442)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
Net income (loss)..................
Equity in income (losses) of
  unconsolidated investees
  (note 2).........................           --            --           --             980
Foreign currency loss..............           --            --           --            (246)
Minority interest..................           (6)           --           --            (254)
Interest expense...................                                                  (6,875)
Interest income....................                                                     818
Other income.......................                                                     364
Income tax expense.................                                                  (2,076)
                                                                                   --------
Net loss...........................                                                $(32,731)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                          COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                          THE REPUBLICS OF THE FORMER SOVIET UNION
                                     ----------------------------------------------------------------------------------
                                                                                                    SEGMENT
                                     WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                     TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                     ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues...........................   $20,615     $30,827     $ 9,773        $4,333      $ 1,944    $   273    $ 67,765
Depreciation and amortization......     6,582       5,945       3,790           331          255      9,226      26,129
Operating income (loss)............     1,808       5,463      (1,516)            2          747    (13,811)     (7,307)
CONSOLIDATED
Revenues...........................   $ 3,510     $24,332     $ 2,905        $3,870      $   439    $   273    $ 35,329
Gross profit.......................
Depreciation and amortization......     1,274       4,256       1,535           305           75      9,226      16,671
Reduction in estimate of
  restructuring and asset
  impairment charge................        --          --          --            --           --       (609)       (609)
Operating income (loss)............      (843)      5,805        (393)           36          528    (13,811)     (8,678)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................   $17,105     $ 6,495     $ 6,868        $  463      $ 1,505    $    --    $ 32,436
Depreciation and amortization......     5,308       1,689       2,255            26          180         --       9,458
Operating income (loss)............     2,651        (342)     (1,123)          (34)         219         --       1,371
Net income (loss)..................     2,477      (1,850)     (2,984)          (57)         (53)        --      (2,467)
Equity in income (losses) of
  unconsolidated investees.........     2,000        (276)     (1,334)          (47)          (1)        --         342
Gain on disposition of business....                                                                               2,752
Foreign currency gain..............                                                                                  16
Minority interest..................                                                                                (609)
Interest expense...................
Interest income....................
Income tax expense.................
Net loss...........................


                                     COMMUNICATIONS                CORPORATE
                                      GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                     ---------------   --------   ------------   ------------
COMBINED
Revenues...........................
Depreciation and amortization......
Operating income (loss)............
CONSOLIDATED
Revenues...........................      $   140       $34,183      $    --        $ 69,652
Gross profit.......................                      9,253
Depreciation and amortization......           78         1,311           15          18,075
Reduction in estimate of
  restructuring and asset
  impairment charge................          (94)           --           --            (703)
Operating income (loss)............         (791)       (6,110)      (1,404)        (16,983)
UNCONSOLIDATED JOINT VENTURES
Revenues...........................      $    --
Depreciation and amortization......           13
Operating income (loss)............         (143)
Net income (loss)..................         (145)
Equity in income (losses) of
  unconsolidated investees.........         (145)           --           --             197
Gain on disposition of business....           --            --           --           2,752
Foreign currency gain..............           --            --           --              16
Minority interest..................          542            --           --             (67)
Interest expense...................                                                  (7,279)
Interest income....................                                                   1,502
Income tax expense.................                                                  (2,341)
                                                                                   --------
Net loss...........................                                                $(22,203)
                                                                                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)

                                                         COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                         THE REPUBLICS OF THE FORMER SOVIET UNION
                                    ----------------------------------------------------------------------------------
                                                                                                   SEGMENT
                                    WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                    TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS    TOTAL
                                    ---------   ---------   ----------   ------------   --------   --------   --------
COMBINED
Revenues..........................   $42,868    $136,452     $26,654       $11,942       $ 983     $ 1,849    $220,748
Depreciation and amortization.....    12,912      24,588       9,197         1,484         115      28,414      76,710
Operating income (loss)...........     5,350      13,756      (5,567)         (493)         20     (50,512)    (37,446)

CONSOLIDATED
Revenues..........................   $ 8,911    $ 66,934     $ 9,445       $10,673       $ 323     $ 1,849    $ 98,135
Gross profit......................
Depreciation and amortization.....     3,412      13,243       4,233         1,440          27      28,414      50,769
Asset impairment charge...........        --          --          --            --          --       5,860       5,860
Operating income (loss)...........    (3,409)      8,551      (1,507)         (469)       (182)    (50,512)    (47,528)

UNCONSOLIDATED JOINT VENTURES
Revenues..........................   $33,957    $ 69,518     $17,209       $ 1,269       $ 660     $    --    $122,613
Depreciation and amortization.....     9,500      11,345       4,964            44          88          --      25,941
Operating income (loss)...........     8,759       5,205      (4,060)          (24)        202          --      10,082
Net income (loss).................     6,757       1,775      (8,871)         (111)       (325)         --        (775)
Equity in income (losses) of
  unconsolidated investees........     3,732       1,136      (8,007)         (414)       (667)         --      (4,220)
Foreign currency loss.............                                                                                 132
Minority interest.................                                                                                (421)
Interest expense..................
Interest income...................
Other income......................
Income tax expense................
Net loss..........................


                                    COMMUNICATIONS                CORPORATE
                                     GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                    ---------------   --------   ------------   ------------
COMBINED
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
CONSOLIDATED
Revenues..........................      $   432       $133,589     $     --       $232,156
Gross profit......................                      48,654
Depreciation and amortization.....          306          3,963           48         55,086
Asset impairment charge...........           --             --           --          5,860
Operating income (loss)...........       (4,014)         8,236       (6,601)       (49,907)
UNCONSOLIDATED JOINT VENTURES
Revenues..........................
Depreciation and amortization.....
Operating income (loss)...........
Net income (loss).................
Equity in income (losses) of
  unconsolidated investees........           --             --           --         (4,220)
Foreign currency loss.............           --             --           --           (132)
Minority interest.................           97             --           --           (324)
Interest expense..................                                                 (22,053)
Interest income...................                                                   2,651
Other income......................                                                     458
Income tax expense................                                                  (6,411)
                                                                                  --------
Net loss..........................                                                $(79,938)
                                                                                  ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              SEGMENT INFORMATION
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)

                                                        COMMUNICATIONS GROUP--EASTERN EUROPE AND
                                                        THE REPUBLICS OF THE FORMER SOVIET UNION
                                   -----------------------------------------------------------------------------------
                                                                                                  SEGMENT
                                   WIRELESS      FIXED       CABLE         RADIO                   HEAD-
                                   TELEPHONY   TELEPHONY   TELEVISION   BROADCASTING    PAGING    QUARTERS     TOTAL
                                   ---------   ---------   ----------   ------------   --------   --------   ---------
COMBINED
Revenues.........................   $61,990     $87,470     $28,732       $13,056      $ 7,364    $ 2,258    $ 200,870
Depreciation and amortization....    18,092      16,949      10,027         1,008          749     25,642       72,467
Operating income (loss)..........     9,558      12,553      (1,154)         (590)        (545)   (42,262)     (22,440)
CONSOLIDATED
Revenues.........................   $10,392     $66,732     $ 6,421       $11,744      $ 1,483    $ 2,258    $  99,030
Gross profit.....................
Depreciation and amortization....     3,841      12,273       2,927           882          220     25,642       45,785
Reduction in estimate of
  restructuring and asset
  impairment charge..............        --          --          --            --           --       (823)        (823)
Operating income (loss)..........    (2,717)     14,509        (721)         (366)         277    (42,262)     (31,280)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................   $51,598     $20,738     $22,311       $ 1,312      $ 5,881    $    --    $ 101,840
Depreciation and amortization....    14,251       4,676       7,100           126          529         --       26,682
Operating income (loss)..........    12,275      (1,956)       (433)         (224)        (822)        --        8,840
Net income (loss)................     7,228      (4,938)     (6,809)         (311)      (1,589)        --       (6,419)
Equity in income (losses) of
  unconsolidated investees.......     8,999      (2,234)     (2,146)         (473)      (1,122)        --        3,024
Gain on disposition of
  business.......................                                                                                2,752
Foreign currency gain............                                                                                   57
Minority interest................                                                                               (2,860)
Interest expense.................
Interest income..................
Other income.....................
Income tax expense...............
Net loss.........................


                                   COMMUNICATIONS                CORPORATE
                                    GROUP--CHINA     SNAPPER    HEADQUARTERS   CONSOLIDATED
                                   ---------------   --------   ------------   ------------
COMBINED
Revenues.........................
Depreciation and amortization....
Operating income (loss)..........
CONSOLIDATED
Revenues.........................      $   140       $136,983     $    --       $ 236,153
Gross profit.....................                      45,138
Depreciation and amortization....          180          4,326          50          50,341
Reduction in estimate of
  restructuring and asset
  impairment charge..............       (4,078)            --          --          (4,901)
Operating income (loss)..........         (374)         1,418      (4,461)        (34,697)
UNCONSOLIDATED JOINT VENTURES
Revenues.........................      $    --
Depreciation and amortization....           38
Operating income (loss)..........         (683)
Net income (loss)................         (683)
Equity in income (losses) of
  unconsolidated investees.......         (683)            --          --           2,341
Gain on disposition of
  business.......................           --             --          --           2,752
Foreign currency gain............           --             --          --              57
Minority interest................        1,797             --          --          (1,063)
Interest expense.................                                                 (23,299)
Interest income..................                                                   3,025
Other income.....................                                                   2,500
Income tax expense...............                                                  (6,952)
                                                                                ---------
Net loss.........................                                               $ (55,336)
                                                                                =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE
  MONTHS ENDED SEPTEMBER 30, 2000, AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

LEGEND
D = Dissolution
E = Equity method
P = Pre-operational
N/A = Not applicable
N/M = Not meaningful

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

WIRELESS TELEPHONY

The following sets forth the names of the Communications Group's wireless telephony ventures, its ownership percentage as of September 30, 2001 and accounting treatment as of and for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
ALTEL (Almaty, Kazakhstan)..................................      50%         C           C
BELCEL (Minsk, Belarus).....................................      50%         E           E
Tyumenruskom (Tyumen, Russia)...............................      46%         E           E
Magticom (Tbilisi, Georgia).................................      35%         E           E
Baltcom* GSM (Latvia).......................................      22%        N/A          E

------------------------

*--In October 2000, the Communications Group sold its indirect 22% interest.

The following table sets forth the revenues and operating loss for consolidated wireless telephony ventures (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
WIRELESS TELEPHONY--CONSOLIDATED                2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------------------              --------   --------   --------   --------   --------   --------
Revenues....................................  $ 2,917     $3,510      (17)%    $ 8,911    $10,392      (14)%
Operating loss..............................  $(1,202)    $ (843)      43%     $(3,409)   $(2,717)      25%

REVENUES. Wireless telephony consolidated revenues for the nine months ended September 30, 2001 amounted to $8.9 million and were attributable to ALTEL, the Kazakhstan D-AMPS operator. ALTEL's revenues for the first nine months of 2000 amounted to $10.4 million. ALTEL's 2001 revenues have been adversely affected by competition from GSM operators and by customer fraud

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) problems involving "cloned" cellular telephones. ALTEL has purchased anti-fraud equipment which is expected to be fully installed by the end of the fourth quarter of 2001.

Wireless telephony consolidated revenues for the three months ended September 30, 2001 amounted to $2.9 million compared to $3.5 million for the same period of 2000.

OPERATING LOSS. ALTEL generated an operating loss of $3.4 million for the nine months ended September 30, 2001, compared to an operating loss of $2.7 million for the corresponding period of 2000. The reduction in revenues due to ALTEL's fraud problems with customers was partly mitigated by measures taken by venture management to reduce costs. Continued competition for the remainder of 2001 is likely to have further adverse effects on the venture's operating results.

Wireless telephony consolidated operating losses for the three months ended September 30, 2001 amounted to $1.2 million compared to $843,000 for the corresponding period of 2000.

The following table sets forth the revenues, operating income, net income, equity in income of the unconsolidated wireless telephony joint ventures, which are recorded under the equity method (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
WIRELESS TELEPHONY--UNCONSOLIDATED            2001       2000     % CHANGE     2001       2000     % CHANGE
----------------------------------          --------   --------   --------   --------   --------   --------
Revenues..................................  $11,646    $17,105      (32)%    $33,957    $51,598      (34)%
Operating income..........................  $ 3,523    $ 2,651       33%     $ 8,759    $12,275      (29)%
Net income................................  $ 3,166    $ 2,477       28%     $ 6,757    $ 7,228       (7)%
Equity in income of joint ventures........  $ 1,647    $ 2,000      (18)%    $ 3,732    $ 8,999      (59)%

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. Equity in income from investments in wireless telephony ventures for the nine months ended September 30, 2001 amounted to $3.7 million as compared to $9.0 million for the nine months ended September 30, 2000. The results for 2001 were primarily attributable to the Communications Group's GSM wireless operation in Georgia. The results for 2000 were primarily attributable to GSM operations in Latvia and Georgia. The Communications Group sold its 22% interest of Baltcom GSM, the Latvian GSM operation, in the third quarter of 2000. Baltcom GSM reported revenues of $26.6 million and operating income of $4.3 million for the nine months ended September 30, 2000.

Magticom's 2001 revenues were $25.3 million, a 37% increase on 2000 revenues of $18.4 million due to strong subscriber growth. Magticom achieved operating income of $9.4 million in the first nine months of 2001 as compared to $8.6 million during the first nine months of 2000. Magticom's 2000 results were positively affected by the settlement and collection of a legal claim of $1.8 million in the early part of that year. In the remaining part of 2001, Magticom's operating results may be adversely affected by the competition of two alternative GSM operations in Georgia.

Other ventures in this category include BELCEL, which operates an NMT 450 wireless network in Belarus, and Tyumenruscom, the D-AMPS operator in Tyumen, Russia. During the first nine months of 2001, these ventures jointly generated revenues of $8.7 million and operating losses of $648,000 as compared with revenues of $6.6 million and operating losses of $666,000 for the nine months ended September 30, 2000. Both ventures experienced subscriber growth leading to increased revenues in 2001 compared to the corresponding period in 2000, but pressure on operating profit margins and higher operating costs caused a lack of improvement in the first nine months of 2001 operating results as compared with the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Equity in income from investments in wireless telephony ventures for the three months ended September 30, 2001 amounted to $1.6 million, compared to $2.0 million for the three months ended September 30, 2000. The Communications Group sold its interest in Baltcom GSM in the third quarter of 2000 and therefore reported no results for 2001 for that entity. Baltcom GSM reported revenues of $9.2 million and operating income of $1.6 million for the three months ended September 30, 2000. In Georgia, for the three months ended September 30, 2001 Magticom had revenues of $8.6 million and operating income of $3.4 million as compared with revenues of $5.1 million and operating income of $1.1 million in the corresponding period of 2000. For the three months ended September 30, 2001 revenues and operating income for Tyumenruscom and BELCEL jointly amounted to $3.1 million and $167,000, respectively, compared to revenues of $3.0 million and operating losses of $76,000 for the corresponding period of the prior year.

FIXED TELEPHONY

The following sets forth the names of the Communications Group's fixed telephony ventures, its ownership percentage as of September 30, 2001, and accounting treatment for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Technocom (Moscow, Russia)..................................      100%        C          C
Baltic Communications (St. Petersburg, Russia)..............      100%        C          C
CPY Yellow Pages (St. Petersburg, Russia)...................      100%        C          C
PeterStar (St. Petersburg, Russia)..........................       71%        C          C
Comstar* (Moscow, Russia)...................................       50%        E          N/A
Instaphone*** (Kazakhstan)..................................       50%        N/A        E
MTR Sviaz (Moscow, Russia)..................................       49%        E          E
Caspian American Telecommunication** (Azerbaijan)...........       38%        E          E
Spectrum** (Kazakhstan).....................................       33%        E          E
Telecom Georgia (Tbilisi, Georgia)..........................       30%        E          E

------------------------

*--Acquired in December 2000.

**--Results not reported.

***--Disposed of in September 2001.

The following table sets forth the revenues and operating income for the consolidated fixed telephony ventures (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
FIXED TELEPHONY--CONSOLIDATED                 2001       2000     % CHANGE     2001       2000     % CHANGE
-----------------------------               --------   --------   --------   --------   --------   --------
Revenues..................................  $23,186    $24,332       (5)%    $66,934    $66,732       --
Operating income..........................  $ 1,723    $ 5,805      (70)%    $ 8,551    $14,509      (41)%

REVENUES. Fixed telephony consolidated revenues for the nine months ended September 30, 2001 amounted to $66.9 million as compared with $66.7 million for the corresponding period of the previous year. The results of operations were primarily attributable to PeterStar and Technocom.

In the nine months ended September 30, 2001 PeterStar generated revenues of $35.7 million, as compared to revenues of $41.4 million generated in the same period in 2000. The reduction is due primarily to the loss of revenue previously derived from processing of transit traffic for a certain number of St. Petersburg's mobile telephony operators.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In the first nine months of 2001, Technocom generated revenues of $24.6 million compared to $19.6 million in the same period in 2000. The venture experienced higher international and long distance traffic volumes in the nine months ended September 30, 2001, which caused Technocom's revenues to increase compared to those in 2000.

Fixed telephony consolidated revenues for the three months ended September 30, 2001 amounted to $23.2 million as compared with $24.3 million for the three months ended September 30, 2000. PeterStar's revenues for the three months ended September 30, 2001 amounted to $11.9 million as compared to revenues of $14.5 million generated in the same period in 2000. Technocom's revenues increased from $8.0 million for the three months ended September 30, 2000 to $8.7 million in the same period of 2001.

OPERATING INCOME. During the nine months ended September 30, 2001, fixed telephony consolidated ventures generated operating income of $8.6 million, $5.9 million lower than the operating income of $14.5 million generated in the corresponding period of 2000. PeterStar's operating income for the nine months ended September 30, 2001 amounted to $8.8 million compared to $14.9 million for the nine months ended September 30, 2000. PeterStar's 2001 operating income was adversely affected by the previously mentioned loss of transit traffic derived from St. Petersburg's mobile telephone operators. Technocom generated an operating loss of $849,000 during the first nine months of 2001 compared to a loss of $54,000 in the corresponding period in 2000. The increase in Technocom's operating loss was due to lower margins realized in processing telephony traffic in 2001 compared to 2000.

Fixed telephony operating income for the three months ended September 30, 2001 amounted to $1.7 million as compared with $5.8 million during the same period of 2000. PeterStar's operating income for the three months ended September 30, 2001 decreased from $5.3 million for the three months ended September 30, 2000 to $2.7 million for the three months ended September 30, 2001 for the reasons discussed above. For the three months ended September 30, 2001, Technocom generated operating losses of $1.6 million as compared with an operating income of $454,000 in the corresponding period of 2000 due to a main supplier charging Technocom in the third quarter on a usage basis as compared to fixed fee basis in prior periods. In addition, Technocom had adjustments in the third quarter relating to the write-down of obsolete equipment which adversely affected the venture's profitability.

The following table sets forth the revenues, operating income (loss), net income
(loss) and equity in income (losses) of the unconsolidated fixed telephony joint ventures which are recorded under the equity method (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
FIXED TELEPHONY--UNCONSOLIDATED               2001       2000     % CHANGE     2001       2000     % CHANGE
-------------------------------             --------   --------   --------   --------   --------   --------
Revenues..................................  $23,395    $ 6,495      260%     $69,518    $20,738      235%
Operating income (loss)...................  $ 1,998    $  (342)     N/M      $ 5,205    $(1,956)     N/M
Net income (loss).........................  $   612    $(1,850)     N/M      $ 1,775    $(4,938)     N/M
Equity in income (losses) of joint
  ventures................................  $   602    $  (276)     N/M      $ 1,136    $(2,234)     N/M

EQUITY IN INCOME (LOSSES) OF JOINT VENTURES. The Communications Group's equity in income from investments in fixed telephony ventures for the nine months ended September 30, 2001 amounted to $1.1 million for the nine months ended
September 2001 as compared to losses of $2.2 million in the nine months ended September 30, 2000. These results were attributable mainly to the operations of Comstar, a Moscow fixed line operator and to Telecom Georgia and MTR Sviaz.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Comstar generated 2001 revenues of $51.0 million and operating income of $6.6 million as compared to 2000 revenues of $46.6 million and operating income of $5.0 million. Comstar's results were favorably affected in 2001 by increased business customer lines as compared with 2000. The Communications Group has been recording its equity share of Comstar's results since December 1, 2000.

In the first nine months of 2001, Telecom Georgia generated revenues of $17.6 million compared to revenues of $18.1 million in the first nine months of 2000. Telecom Georgia's operating losses for 2001 amounted to $1.4 million as compared with $444,000 in the first nine months of the previous year. The venture experienced no revenue growth for the first nine months of 2001 due to tariff pressure and local competition which also had an adverse effect on profitability.

The above results also include those of MTR Sviaz, which operates a Moscow based telephony network using fiber optic technology. During the nine months ended September 30, 2001, MTR Sviaz generated revenues of $917,000 and operating income of $1,000, as compared with revenues of $1.3 million and operating income of $166,000 for the same period of 2000. The venture's results for the first nine months of 2001 as compared to the corresponding period of 2000 were adversely affected by lower levels of telephony traffic.

The results of Caspian American Telecommunications Limited in Azerbaijan for the first nine months of 2001 have not been reported since the Company has written down its investment to zero and unless it provides further funding will no longer record its share of losses. In the fourth quarter of 2000 the Company adjusted to zero the carrying value of its investment in CAT in view of continued slow buildup of its customer base. During the first nine months of 2000, CAT generated revenues of $1.4 million and reported operating losses of $1.7 million.

The Communications Group's equity in income from investments in fixed telephony ventures for the three months ended September 30, 2001 amounted to $602,000 as compared to losses of $276,000 during the same period in 2000. Comstar generated revenues of $17.8 million and operating income of $2.7 million for the three months ended September 30, 2001, compared to revenues of $16.3 million and operating income of $2.7 million for the same period of 2000. Despite the increase in revenues, operating income was unchanged due to downward pressures on margins during the quarter. Telecom Georgia generated for the three months ended September 30, 2001 revenues of $5.3 million and operating losses of $747,000 as compared with revenues of $5.7 million and operating income of $155,000 for the same period of 2000. For the three months ended September 30, 2000, CAT had revenues of $421,000 and operating losses of $507,000. The results of operations for CAT have not been reported for 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
CABLE TELEVISION

The following sets forth the names of the Communications Group's cable television ventures, its ownership percentage as of September 30, 2001, and the accounting treatment for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
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

The following table sets forth the revenues and operating income (loss) of the consolidated cable television ventures (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------------   ------------------------------
CABLE TELEVISION--CONSOLIDATED                   2001       2000     % CHANGE     2001       2000     % CHANGE
------------------------------                 --------   --------   --------   --------   --------   --------
Revenues.....................................   $3,240     $2,905       12%     $ 9,445     $6,421       47%
Operating income (loss)......................   $   75     $ (393)     N/M      $(1,507)    $ (721)     109%

REVENUES. Cable television operations generated consolidated revenues of $9.4 million in the first nine months of 2001, representing a 47% increase on 2000 consolidated revenues of $6.4 million. The majority of consolidated revenues were attributable to Romsat, Ayety TV, Sun TV, Viginta, and ATK. The increases in revenues and operating losses were due to the consolidation of Ayety TV from the fourth quarter of 2000 and of Sun TV from the first quarter of 2001. These ventures' results had been recorded under the equity method in the first nine months of 2000.

In Romania, Romsat reported revenues of $4.6 million for the nine months ended September 30, 2001 as compared with $4.5 million in the same period of 2000 due to increased subscriber numbers.

In Georgia, the Company acquired a majority interest in Ayety TV in the fourth quarter of 2000. Ayety TV generated revenues of $1.4 million in the nine months ended September 30, 2001. For the corresponding period of 2000, Ayety TV had revenues of $1.5 million, which were included in revenues relating to unconsolidated cable television ventures. Ayety TV's revenues fell in 2001 compared to 2000 due to tariff pressure and lower than expected subscriber numbers. Sun TV generated revenues of $1.4 million in the nine months ended September 30,2001 compared to $1.6 million in the corresponding period of 2000, when the venture's results were included in those of unconsolidated cable television ventures. Sun TV's revenue in 2001 was adversely affected by limited market penetration and price competition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In Lithuania, Viginta generated revenues of $854,000 in the first nine months of 2001, representing a decrease of 14% from revenues of $994,000 for the nine months ended September 30, 2000. ATK, with operations in Arkhangelsk, Russia, reported revenues of $730,000 for the first nine months of 2001, a 3% increase in revenues for the same period in 2000.

In the three months ended September 30, 2001, cable television operations generated consolidated revenues of $3.2 million, 12% higher than consolidated revenues of $2.9 million generated in the corresponding period of 2000. Romsat generated revenues for the three months ended September 30, 2001 of $1.6 million, a 30% decrease on revenues of $2.3 million reported during the same period in 2000. Ayety TV generated third quarter of 2001 revenues of $545,000 compared to third quarter of 2000 revenues of $498,000. Sun TV reported revenues of $550,000 for the quarter ended September 30, 2001 compared to $571,000 for the corresponding period of 2000. For the three months ended September 30, 2001, Viginta's revenues amounted to $146,000 compared with the corresponding period in 2000 revenues of $339,000 due to increased competition. ATK had revenues of $268,000 for the three months ended September 30, 2001, compared to $226,000 for the same period of 2000.

For the remainder of 2001, the Company expects consolidated revenues arising from cable operations to grow as a result of the increase in consolidated ventures, improved programming, network expansion, tariff increases and possible further acquisitions, but revenues will also continue to be affected by competition.

OPERATING INCOME (LOSS). Cable television reported consolidated operating losses for the first nine months of 2001 of $1.5 million, compared to operating losses for the nine months ended September 30, 2000 of $721,000. Romsat reported operating losses for the nine months ended September 30, 2001 of $225,000 compared to income of $179,000 for the same period in 2000, mainly due to provisions for programming, technical and overhead expenses amounting to $515,000 in the first quarter of 2001. Ayety TV generated first nine months of 2001 operating losses of $668,000 as compared to $714,000 in the corresponding prior year period which were included in the results of operations from unconsolidated ventures. Ayety TV's 2001 results were positively affected by cost saving measures adopted since the Communications Group acquired a controlling interest in the venture. Sun TV reported operating income for the nine months of 2001 of $153,000, as compared with an operating loss of $840,000 in 2000 and due mainly to adjustments relating to overaccrued expenses. Viginta generated $71,000 of operating income for the nine months ended September 30, 2001 as compared to losses of $267,000 in the corresponding period in 2000, the improvement being due to cost saving measures. ATK reported nine months ended September 30, 2001 operating losses of $608,000, as compared to nine months ended September 30, 2000 operating losses of $331,000. ATK's results were adversely affected by higher programming costs.

For the three months ended September 30, 2001, cable television consolidated operating income amounted to $75,000 as compared with an operating loss of $393,000 for the corresponding period in 2000. Romsat reported operating income of $30,000 for the three months ended September 30, 2001 as compared with a loss of $59,000 for the same period of 2000. Viginta reported an operating loss of $169,000 for the three months ended September 30, 2001 compared to a loss of $88,000 in the same period of 2000. ATK's operating loss decreased from $134,000 for the three months ended September 30, 2000 to $106,000 in the same period of 2001. Sun TV reported an operating income of $779,000 for the three months ended September 30, 2001 as compared to an operating loss of $469,000 for the corresponding prior year period. Ayety TV reported a third quarter 2001 operating loss of $404,000 compared to a third quarter of 2000 operating loss of $298,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following table sets forth the revenues, operating loss, net loss and equity in losses of unconsolidated cable television joint ventures, which are recorded under the equity method (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
CABLE TELEVISION--UNCONSOLIDATED              2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------------------            --------   --------   --------   --------   --------   --------
Revenues..................................  $ 6,040    $ 6,868      (12)%    $17,209    $22,311      (23)%
Operating loss............................  $(1,243)   $(1,123)      11%     $(4,060)   $  (433)     838%
Net loss..................................  $(1,924)   $(2,984)     (36)%    $(8,871)   $(6,809)      30%
Equity in losses of joint ventures........  $(1,126)   $(1,334)     (15)%    $(8,007)   $(2,146)     273%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in cable television ventures in the nine months ended September 30, 2001 amounted to $8.0 million, compared to $2.1 million for the nine months ended September 30, 2000. The operating results in 2001 for unconsolidated cable television ventures were mainly attributable to Baltcom TV in Latvia, Kosmos TV in Moscow and Alma TV in Kazakhstan. Results for the nine months ended September 30, 2000 also included Ayety TV and Sun TV, which are now consolidated.

Baltcom TV reported revenues of $5.0 million in the first nine months of 2001, a 5% decrease on the same period in 2000 revenues of $5.3 million due to tariff competition and lower than expected subscriber growth. The venture reported operating losses of $1.4 million in the first nine months of 2001 compared to operating income of $723,000 in the first nine months of 2000. A provision for sales tax contingencies adversely affected the 2001 operating results.

Kosmos TV's revenues decreased by $284,000 for the nine months ended
September 30, 2001 to $4.1 million from $4.4 million in the same period of 2000 due to the effect of competing services in Moscow. The venture generated operating losses of $870,000 for the first nine months of 2001 as compared with operating loss of $43,000 for the same period in 2000. The venture's 2001 operating results were negatively impacted by a write-down of inventory amounting to $675,000 and the above-mentioned reduction in revenues.

Alma TV's revenues increased from $4.4 million for the nine months ended September 30, 2000 to $5.3 million for the nine months ended September 30, 2001 due to growth of subscriber numbers and geographic expansion in Kazakhstan. The venture reported operating losses of $123,000 in the first nine months of 2001, compared to $768,000 for the corresponding period of 2000.

The Communications Group's share in losses from equity investments in cable television ventures for the three months ended September 30, 2001 amounted to $1.1 million, as compared with $1.3 million in the same period of 2000. Baltcom TV reported operating losses of $445,000 for the three months ended
September 30, 2001, compared to operating income in the same period in 2000 of $201,000 due to the decrease in revenue. Kosmos TV had operating losses of $297,000 in the three months ended September 30, 2001 as compared with an operating loss of $148,000 in the corresponding period of 2000. Alma TV's operating loss for the three months ended September 30, 2001 amounted to $573,000 as compared with an operating loss of $896,000 for the same period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
RADIO BROADCASTING

The following sets forth the names of the Communications Group's radio broadcasting ventures, its ownership percentage as of September 30, 2001 and accounting treatment for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Radio Juventus (Budapest, Hungary)..........................      100%        C          C
AB Metromedia Finland Oy (Helsinki, Finland)................      100%        C          N/A
Metroradio EOOD (Sophia, Bulgaria)..........................      100%        C          N/A
Radio Katusha (St. Petersburg, Russia)......................       96%        C          C
Country Radio (Prague, Czech Republic)......................       85%        C          C
SAC (Moscow, Russia)........................................       83%        C          C
Radio One (Prague, Czech Republic)..........................       80%        C          C
Radio Skonto (Riga, Latvia).................................       55%        C          C
Radio Georgia (Tbilisi, Georgia)............................       51%        C          C
Radio Vladivostok* (Vladivostok, Russia)....................       51%        N/A        C
AS Trio LSL ** (Tallinn, Estonia)...........................       50%        E          E

------------------------

* --Sold during 2000.

**--Increased ownership percentage to 50.24% in September of 2001.

The following table sets forth the revenues and operating income (losses) for consolidated radio broadcasting ventures (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
RADIO--CONSOLIDATED                             2001       2000     % CHANGE     2001       2000     % CHANGE
-------------------                           --------   --------   --------   --------   --------   --------
Revenues....................................   $3,513     $3,870       (9)%    $10,673    $11,744       (9)%
Operating income (loss).....................   $ (401)    $   36      N/M      $  (469)   $  (366)      28%

REVENUES. Radio operations reported consolidated revenues of $10.7 million in the first nine months of 2001, representing a 9% decrease compared with the same period in 2000 revenues of $11.7 million. The majority of revenues were generated by SAC and Radio Katusha in Russia, and Radio Juventus in Hungary.

In Russia, SAC and Radio Katusha's revenues rose from $3.7 million and $1.4 million, respectively, for the nine months ended September 30, 2000, to $5.1 million and $1.5 million, respectively, in the same period of 2001. The increase was due to growth in the advertising market in Russia primarily during the first quarter due to seasonality. In Hungary, Radio Juventus for the nine months ended September 30, 2001 generated revenues of $2.7 million, down 41% compared with same period of 2000 revenues of $4.6 million. Radio Juventus' results were adversely affected by competition from national Hungarian radio networks and the devaluation of the Hungarian forint. With the acquisition of an additional station in the Miskolc area of Hungary in June 2001 as well as other possible future acquisitions, the venture's strategy is to increase its market share. The purchase price was $1.4 million.

Consolidated radio revenues for the three months ended September 30, 2001 amounted to $3.5 million, 9% less than revenues of $3.9 million generated in the corresponding period of 2000. SAC and Radio Katusha in Russia together generated revenues of $2.1 million for third quarter of 2001, compared with $1.7 million in the same period of 2000. In Hungary, Radio Juventus reported revenues of $893,000 million in the third quarter of 2001 as compared with $1.4 million during the same period of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING LOSS. In the nine months ended September 30, 2001, radio operations generated operating losses of $469,000 compared to operating losses of $366,000 for the same period in 2000. SAC and Radio Katusha together generated operating income of $2.6 million compared to $1.7 million in the same period of 2000. In Hungary, Radio Juventus generated operating losses of $678,000 as compared with operating income of $131,000 during the first nine months of 2000. Radio Juventus' 2001 operating results were adversely affected by the abovementioned reduction in revenues and due to the devaluation of local currency. In Finland, the Communications Group's new station, AB Metromedia Finland Oy, which commenced operations in 2001, generated operating losses of $926,000 for the first nine months of 2001 on revenues of $95,000.

The Communications Group's radio businesses generated consolidated operating losses of $401,000 for the three months ended September 30, 2001, as compared with income of $36,000 for the three months ended September 30, 2000. SAC and Radio Katusha reported operating income of $734,000 and $183,000, respectively, for the three months ended September 30, 2001, compared with operating income of $589,000 and $17,000 respectively in the corresponding period of 2000. Radio Juventus had operating losses of $188,000 for the three months ended
September 30, 2001, compared with an operating income of $31,000 during the corresponding period of 2000. AB Metromedia Finland Oy generated operating losses of $612,000 for the three months ended September 30, 2001 due to its start-up phase of operation.

The following table sets forth the revenues, operating loss, net loss and equity in losses of unconsolidated radio joint ventures, which are recorded under the equity method (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
RADIO--UNCONSOLIDATED                           2001       2000     % CHANGE     2001       2000     % CHANGE
---------------------                         --------   --------   --------   --------   --------   --------
Revenues....................................    $373      $ 463       (19)%     $1,269     $1,312       (3)%
Operating loss..............................    $(33)     $ (34)       (3)%     $  (24)    $ (224)     (89)%
Net loss....................................    $(83)     $ (57)       46%      $ (111)    $ (311)     (64)%
Equity in losses of joint ventures..........    $(74)     $ (47)       57%      $ (414)    $ (473)     (12)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share in losses from equity investments in radio ventures amounted to $414,000 in the nine months ended September 30, 2001, compared to $473,000 in the nine months ended September 30, 2000. The 2001 results were attributable to Radio Trio, Estonia, which generated revenues of $1.3 million during the first nine months of 2001 and 2000. Radio Trio reported 2001 operating losses of $24,000 compared to losses of $214,000 in 2000. The Communications Group disposed of its interest in Radio Nika during the third quarter of 2000.

The share in losses for the three months ended September 30, 2001 from equity investments in radio joint ventures amounted to $74,000, compared to losses of $47,000 in the same period of 2000. Radio Trio reported operating income of $33,000 for the three months ended September 30, 2001 compared with operating losses of $34,000 in the same period of 2000.

PAGING

OVERVIEW. In 1999, the Communications Group stopped funding most paging operations and since that time has continued to manage almost all of its paging ventures on a cash break-even basis. Since 1999, the Communications Group has managed its paging businesses to levels not requiring significant additional funding as it continues to review options to maximize the value of its paging investments. The Company has adjusted to zero the carrying value of its investments and long-lived assets in all paging operations (except Kamalak Paging and Baltcom Estonia), and unless it provides future funding, will no longer record its proportionate share of any future net losses of these ventures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
The following sets forth the names of the Communications Group's paging ventures, its ownership percentage as of September 30, 2001, and the accounting treatment for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
                                                                            -------------------
VENTURE                                                       OWNERSHIP %     2001       2000
-------                                                       -----------   --------   --------
Baltcom Paging **** (Tallinn, Estonia)......................        85%       C           C
CNM* (Romania)..............................................        54%       C           C
Eurodevelopment** (Ukraine).................................        51%       E           C
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan,
  Uzbekistan)...............................................        50%       E           E
Mobile Telecom** (Russia)...................................        50%       E           E
Baltcom Plus** (Riga, Latvia)*..............................        50%       E           E
Alma Page** (Almaty and Ust-Kamenogorsk, Kazakhstan)*.......        50%       E           E
Paging One** (Tbilisi, Georgia)*............................        45%       E           E
Raduga Poisk*** (Nizhny Novgorod, Russia)...................        45%       N/A         E
Kazpage** (Kazakhstan)*.....................................     26-41%       E           E
PT Page** (St. Petersburg, Russia)*.........................        40%       E           E
Paging Ajara** (Batumi, Georgia)*...........................        35%       E           E

------------------------

*--In liquidation.

**--Results not reported.

***--Disposed of in September 2001.

****--Sold in October 2001.

The following table sets forth the revenues and operating income (loss) for consolidated paging ventures

(in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
PAGING--CONSOLIDATED                            2001       2000     % CHANGE     2001       2000     % CHANGE
--------------------                          --------   --------   --------   --------   --------   --------
Revenues....................................   $ 109       $439       (75)%     $ 323      $1,483      (78)%
Operating income (loss).....................   $(108)      $528       N/M       $(182)     $  277      N/M

REVENUES. The Communications Group's paging ventures generated consolidated revenues of $323,000 in the first nine months of 2001, as compared with revenues of $1.5 million for the same period in 2000. The decrease was due primarily to continued competition from the wireless telephony market and because results for Eurodevelopment and CNM were no longer reported in 2001. First nine months of 2001 results were entirely attributable to Baltcom Estonia whose revenues amounted to $323,000 as compared with $376,000 in the corresponding period of 2000. For the first nine months of 2000, Eurodevelopment reported revenues of $699,000. The long-lived assets of that venture were written off in 1999 and the Communications Group no longer has input into the management of its operations. CNM reported first nine months of 2000 revenues of $408,000. That company's operations are in the process of being liquidated.

Consolidated paging revenues for the three months ended September 30, 2001 amounted to $109,000, representing a 75% decrease compared with paging revenues during the same period in 2000.

OPERATING INCOME (LOSS). Consolidated operating losses arising from paging operations amounted to $182,000 in the first nine months of 2001 and were primarily attributable to Baltcom Estonia. Operating income in the first nine months of 2000 of $277,000 was attributable to Eurodevelopment, which generated operating losses of $54,000, CNM, which had an operating income of $285,000, and Baltcom Estonia, which reported operating income of $45,000. Baltcom Estonia's 2001 results as

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) compared to the corresponding prior year period were adversely affected by falling margins related to competition from the wireless telephony market. The venture combined its minimal level of paging activities in 2001 with its call center services.

The following table sets forth the revenues, operating income (loss), net loss and equity in income (losses) of unconsolidated paging joint ventures, recorded under the equity method (in thousands):

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                              ------------------------------   ------------------------------
PAGING--UNCONSOLIDATED                          2001       2000     % CHANGE     2001       2000     % CHANGE
----------------------                        --------   --------   --------   --------   --------   --------
Revenues....................................   $ 115      $1,505      (92)%     $ 660     $ 5,881      (89)%
Operating income (loss).....................   $ 158      $  219      (28)%     $ 202     $  (822)     N/M
Net loss....................................   $(227)     $  (53)     328%      $(325)    $(1,589)     (80)%
Equity in income (losses) of joint
  ventures..................................   $ (69)     $   (1)     N/M       $(667)    $(1,122)     (40)%

EQUITY IN LOSSES OF JOINT VENTURES. The Communications Group's share of losses from equity investments in paging ventures amounted to $667,000 in the first nine months of 2001 compared to $1.1 million in the same period in 2000.

In Uzbekistan, Kamalak Paging reported revenues of $659,000 for the first nine months of 2001 as compared with $794,000 for the same period last year. The venture's revenues were affected by competition from the wireless telephony sector. Kamalak Paging reported operating income of $202,000 for the first nine months of 2001, an improvement of $136,000 on first nine months of 2000's operating losses due to reduced operating costs.

Since the first quarter of 2001 results of Mobile Telecom are no longer reported. Since the Communications Group wrote down its remaining investment of $500,000 in the first quarter of 2001 to zero, it does not record its share of losses. The Communications Group also recorded an impairment charge of $4.2 million in the fourth quarter of 2000 in relation to this venture. Mobile Telecom generated revenues of $5.1 million and operating losses of $686,000 during the first nine months of 2000 as the venture continued to experience the effects of strong competition from the wireless telephony sector.

SEGMENT HEADQUARTERS

Segment headquarters operations relate to executive, administrative, logistical and joint venture support activities. The following table sets forth the consolidated revenues and operating loss for the segment headquarters (in thousands):

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                         ------------------------------   ------------------------------
                                           2001       2000     % CHANGE     2001       2000     % CHANGE
                                         --------   --------   --------   --------   --------   --------
Revenues...............................  $    847   $    273     210%     $  1,849   $  2,258     (18)%
Operating loss.........................  $(20,623)  $(13,811)    49%      $(50,512)  $(42,262)     20%

REVENUES. Decreased revenues in the first nine months of 2001 compared to the same period in the prior year reflected a drop in programming and management fee revenues from the Communications Group's unconsolidated cable television and radio businesses, whose revenues dropped in the first half of 2001 as compared with the corresponding period of 2000.

Revenues for the three months ended September 30, 2001 compared to the same period in the prior year increased primarily due to the timing and nature of programming services provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING LOSS INCLUDING ASSET IMPAIRMENT CHARGE. Operating losses for the first nine months of 2001 amounted to $50.5 million, a 20% increase on the first nine months of 2000 operating losses of $42.3 million. The increase in operating losses was partially from depreciation and amortization charges of $28.4 million for the first nine months of 2001 as compared with $25.6 million for the same period of 2000. The increase in 2001 was due primarily to amortization of goodwill associated with the acquisition of Comstar in December 2000.

A Georgian government-owned telephone operator, GEC, indicated during the third quarter of 2001, its intention to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to process a significant portion of its telephony traffic. GEC also obtained funding to procure telephony equipment enabling it to provide such services. The Communications Group believes that when GEC becomes fully operational in 2002 it will have a significant competitive advantage over Telecom Georgia due to its customer base, brand, country-wide and last mile capability. The Communications Group performed an analysis of the likely adverse impact of GEC on Telecom Georgia's operations and concluded that it would be other than temporary. As a result the Communications Group in the third quarter of 2001 recorded an impairment charge of $7.0 million against the goodwill related to the investment in Telecom Georgia.

In addition, in the third quarter of 2001, a gain of $1.2 million was realized representing recoveries on an equipment payment guarantee, arising from loan repayments made by one of the Communications Group's joint ventures in 2001. During 1999, the Company had recorded an impairment charge of $4.3 million relating to this loan guarantee.

GAIN ON DISPOSITION OF BUSINESSES, FOREIGN CURRENCY GAIN (LOSS) AND MINORITY
  INTEREST

The following table sets forth foreign currency gain (loss) and minority interest for the consolidated operations of the Communications Group--Eastern Europe and the republics of the former Soviet Union (in thousands):

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ------------------------------   ------------------------------
                                              2001       2000     % CHANGE     2001       2000     % CHANGE
                                            --------   --------   --------   --------   --------   --------
Gain (loss) on sale of businesses.........   $  --      $2,752      N/M       $  --     $ 2,752      N/M
Foreign currency gain (loss)..............   $(246)     $   16      N/M       $(132)    $    57      N/M
Minority interest.........................   $(248)     $ (609)     (59)%     $(421)    $(2,860)     (85)%

The Communications Group realized a gain on the disposal of businesses amounting to $2.8 million in the nine months ended September 30, 2000. The gain was attributable to the sale of NewsTalk Radio, Berlin, in July 2000 and resulted primarily from the settlement of $2.3 million of liabilities without a cash payment.

Foreign currency losses for the first nine months of 2001 amounted to $132,000 compared to gains of $57,000 in the first nine months of 2000 and represented the remeasurement of the ventures' financial statements, in all cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency gains and losses relate to the transaction differences resulting from the use of these different rates. The first nine months of 2000 foreign currency gain amounting to $57,000 resulted primarily from the fluctuation of the U.S. dollar against the local currency in Russia. The first nine months of 2001 foreign currency loss of $132,000 was also due primarily to the fluctuation of the U.S. dollar against the local currency in Russia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Minority interest represents the allocation of income or losses by the Communications Group's majority owned subsidiaries and joint ventures to its minority ownership interest.

COMMUNICATIONS GROUP--CHINA

The following sets forth the names of the Communications Group's China investments, its ownership percentage as of September 30, 2001, and the accounting treatment for the three and nine months ended September 30, 2001 and 2000:

                                                                               SEPTEMBER 30,
                                                                            -------------------
JOINT VENTURE/SUBSIDIARY                                      OWNERSHIP %     2001       2000
------------------------                                      -----------   --------   --------
INTERNET SERVICES--E-COMMERCE
Clarity Data Systems Co., Ltd. (Beijing, China).............      100%         C         N/A
Huaxia Metromedia Information Technology Co., Ltd. (Beijing,
  China)....................................................      100%         C         P
Metromedia Health Information Systems Co., Ltd. (Beijing,
  China)....................................................      100%         C         N/A
66cities.com Co., Ltd. (Beijing, China).....................       87%         C         N/A

CHINA E-COMMERCE INVESTMENTS INFORMATION

In May 1999, MCC's wholly-owned subsidiary, AAT, entered into a joint venture agreement with All Warehouse Commodity Electronic Commerce Information Development Co., Ltd., a Chinese trading company, to form Huaxia Metromedia Information Technology Co., Ltd. At time of formation, AAT owned 49% equity interest in Huaxia. Huaxia was licensed in July 1999 to develop software and provide technical services supporting the operation of electronic commerce computer information systems for China-based corporate clients.

Since mid-2000, Huaxia's scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. Huaxia will also provide the software needed by other of MCC's current and planned e-commerce-related business units in China. On September 20, 2000, the Chinese government approved a revised joint venture contract and articles of association for Huaxia whereby AAT's ownership interest in the joint venture increased to 98%. AAT's only material cost for its increased ownership position in Huaxia was a corresponding increase in its obligation for future registered capital contributions. On April 10, 2001, the Chinese government approved new articles of association of Huaxia pursuant to which Huaxia became a wholly foreign-owned enterprise in China and ATT obtained 100% ownership. Huaxia JV's business license remains unchanged as to permitted business activities and capitalization requirements.

AAT accounted for Huaxia as an equity method investment prior to assuming 98% ownership and control of the venture on September 20, 2000. For the nine months ended September 30, 2001, Huaxia had not commenced material operations. The Company has consolidated the results of operations of Huaxia subsequent to September 30, 2000.

On July 24, 2000, MCC purchased an 80% interest in Twin Poplars LLC, a Delaware limited liability company for $300,000 and obtained options to acquire the remaining 20% equity interest for $75,000. On August 31, 2000, the Company exercised its option to acquire an additional 10% equity interest in Twin Poplars, at which time Twin Poplars owned a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture established to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2000 MCC owns an indirect 87% interest in the 66cities JV.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. 66cities JV currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also supports the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel / entertainment products for sale.

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001. As of September 30, 2001, MCC had made $475,000 of its registered capital investment in Clarity.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of September 30, 2001 Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd. ("MHIS"), a wholly foreign owned enterprise of MCC in China. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001. MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of Chinese health care providers, community health networks and general health care sectors.

RESULTS OF OPERATIONS

The following tables sets forth revenues, operating loss, equity in losses of joint ventures and minority interests for the Communications Group's operations in China (in thousands):

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                               ------------------------------   ------------------------------
                                                 2001       2000     % CHANGE     2001       2000     % CHANGE
                                               --------   --------   --------   --------   --------   --------
Revenues.....................................  $   189     $  --       N/M      $   432     $   --      N/M
Operating loss...............................  $(1,531)    $(791)       94%     $(4,014)    $ (374)     973%
Equity in losses of joint ventures...........  $    --     $(145)      N/M      $    --     $ (683)     N/M
Minority interests...........................  $    (6)    $ 542       N/M      $    97     $1,797      (95)%

REVENUES. Revenues derive principally from the publishing support service operations of 66cities JV, reflecting service contract fees.

OPERATING LOSS INCLUDING CHANGE IN ESTIMATE OF ASSET IMPAIRMENT CHARGES. For the three and nine months ended September 30, 2001, operating loss was $1.5 million and $4.0 million, respectively. For the three and nine months ended September 30, 2000, operating loss was $791,000 and 374,000, respectively. The principal reason for operating loss in 2000 was the start-up cost associated with 66cities and HMIT, partially offset by the Company's revised estimate of an increase in the expected proceeds of $4.6 million in connection with the dissolution of its previous telecommunications joint ventures in China. Operating expenses for the three and nine months ended September 30, 2001 were $1.5 million and $4.3 million, respectively, as compared to $866,000 and $4.3 million, respectively, for the three and nine months ended September 30, 2000. With the dissolution of its telecommunications joint ventures in 2000, the Company has substantially reduced its overhead expenses.

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

On July 27, 2001, AAT obtained Chinese government approval to close its Beijing Representative Office and the Company transferred all employees and assets from the AAT Beijing Representative Office to the MCC Beijing Representative Office.

EQUITY IN LOSSES OF JOINT VENTURES. For the three and nine months ended September 30, 2000, the Company has recorded an equity in losses of the operations of $145,000 and $683,000 which represents the costs for establishing Huaxia and its technical and operational testing. For the nine months ended September 30, 2001 the Company's business units in China are all wholly or majority owned and their results are consolidated.

MINORITY INTERESTS. As a result of minority interest shareholders' equity interests being reduced to zero in the first quarter of 2001, the Company is now including losses allocable to minority shareholders in its consolidated statements of operations.

INFLATION AND FOREIGN CURRENCY

During 1998, and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia improved in 2000 and the first half of 2001, the long-term prospects for complete recovery for the economies of Russia and the other republics of the former Soviet Union and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 and the first nine months of 2001 was not as marked as in previous years but the potential still remains for future negative effect on the U.S. dollar value of the revenues generated by certain of the Communications Group's joint ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

Some of the Communications Group's subsidiaries and joint ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 and the first nine months of 2001 has not been as high as in previous years, the risk of further increases in the future remains possible.

While the Communications Group's subsidiaries and joint ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is generally negatively impacted by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

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

SNAPPER

The following table sets forth Snapper's results of operations for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------   ---------------------------------
                                  2001        2000      % CHANGE      2001        2000      % CHANGE
                                ---------   ---------   ---------   ---------   ---------   ---------
Revenues......................   $33,737     $34,183        (1)%    $133,589    $136,983        (2)%
Gross profit..................   $11,693     $ 9,253        26 %    $ 48,654    $ 45,138         8 %
Operating income (loss).......   $(1,513)    $(6,110)      (75)%    $  8,236    $  1,418       480%

REVENUES. Snapper's sales for the three months ended September 30, 2001 were $33.7 million as compared to $34.2 million in 2000. Lawn and garden sales in 2001 were $3.5 million lower due to $2.6 million of returns from Wal-Mart, and utility vehicle sales in the current year were $3.1 million lower due to Snapper introducing this new product in the third quarter of 2000. The decrease in sales was partially offset in 2001 by a $3.5 million increase in snowthrower sales due to low dealer inventories remaining from the previous snow season and a $2.7 million increase in parts and accessories sales. In 2000, Snapper notified a number of its commissioned distributors and commissioned agents, that it was not renewing their contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, allowing it to lower costs and improve margins. This decision negatively affected sales during the third quarter and it negatively impacted sales for the remainder of 2000. During the third quarter of 2000, Snapper recorded a $2.7 million reduction of revenue due to its agreement to repurchase parts and accessories owned by the distributors whose contracts were not renewed.

Snapper's sales for the nine months ended September 30, 2001 were $133.6 million as compared to $137.0 million in 2000. In 2001, weak economic conditions and the decision to reduce dealer inventory levels accounted for $30.4 million of lower lawn and garden sales to dealers and distributors. Sales in 2001 were improved by $18.2 million of sales to Wal-Mart, $6.3 million higher parts and accessories

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) sales and $2.5 million higher snowthrower sales. Snapper's decision not to renew the commissioned distributor and agent contracts discussed above negatively impacted sales for the first nine months of 2000.

GROSS PROFIT. Gross profit for the three months ended September 30, 2001 was $11.7 million as compared to $9.3 million for the same period in 2000. The higher gross profit in 2001 was due to gross profit percentage improvements in 2001, increasing from 27.1% in 2000 to 34.7% in 2001, due to Snapper cost containment programs including selling directly to dealers and due to higher gross profit percentages on parts and accessories sales.

Gross profit for the nine months ended September 30, 2001 was $48.7 million as compared to $45.1 million for the same period in 2000. The 2001 higher gross profit was due to the factors noted above.

OPERATING INCOME (LOSS).  Operating loss for the three months ended
September 30, 2001 was $1.5 million as compared to $6.1 million for the same period in 2000. The decrease in operating loss was due to gross profit margin percentage improvements as noted above, as well as $1.5 million of additional expenses in 2000 related to the non-renewal of commissioned distributor and agent contracts described above.

For the nine months ended September 30, 2001 operating income was $8.2 million as compared to $1.4 million for the same period in 2000. In 2001 operating income increased due principally to gross profit margin improvements as noted above. Operating income in 2000 was negatively impacted by $2.0 million of additional expenses related to the non-renewal of commissioned distributor and agent contracts described above.

CORPORATE HEADQUARTERS

The following table sets forth the operating loss for Corporate Headquarters (in thousands):

                                   THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                   ---------------------------------   ---------------------------------
                                     2001        2000      % CHANGE      2001        2000      % CHANGE
                                   ---------   ---------   ---------   ---------   ---------   ---------
Operating loss...................   $(1,862)    $(1,404)      33%       $(6,601)    $(4,461)      48%

OPERATING LOSS. For the three and nine months ended September 30, 2001 and 2000, Corporate Headquarters had general and administrative expenses of approximately $1.9 million and $6.6 million, and $1.4 million and $4.5 million, respectively. Corporate headquarters includes general and administrative expenses. The increase in 2001 is principally related to the costs associated with the Company's proposed structural reorganization.

MMG CONSOLIDATED

The following table sets forth on a consolidated basis the following items for the three months and nine months ended September 30, 2001 and 2000 (in thousands):

                                    THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    ---------------------------------   ---------------------------------
                                      2001        2000      % CHANGE      2001        2000      % CHANGE
                                    ---------   ---------   ---------   ---------   ---------   ---------
Interest expense..................  $ (6,875)   $ (7,279)       (6)%    $(22,053)   $(23,299)       (5)%
Interest income...................  $    818    $  1,502       (46)%    $  2,651    $  3,025       (12)%
Other income......................  $    364    $     --       N/M      $    458    $  2,500       (82)%
Income tax expense................  $ (2,076)   $ (2,341)      (11)%    $ (6,411)   $ (6,952)       (8)%
Net loss..........................  $(32,731)   $(22,203)       47 %    $(79,938)   $(55,336)       44 %

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INTEREST EXPENSE. Interest expense increased $404,000 to $6.9 million, and $1.2 million to $22.1 million, for the three and nine months ended
September 30, 2001, respectively, when compared to 2000. For the three months ended September 30, 2001 as compared to 2000, the decrease is from lower floor plan interest at Snapper due to lower customer outstanding balances and lower interest rates in the current year partially offset by the increase in interest from the additional accreted interest on the higher outstanding balance on the Company's 10 1/2% senior notes. For the nine months ended September 30, 2001 as compared to 2000, the decrease is from lower floor plan interest at Snapper due to lower customer outstanding balances and lower interest rates in the current year partially offset by the increase in interest from the additional accreted interest on the 10 1/2% senior notes as well as higher outstanding principal balances on Snapper's credit facility in the current year as compared to the prior year.

INTEREST INCOME. Interest income decreased $684,000 to $818,000 for the three months ended September 30, 2001 when compared to 2000, principally from the reduction of funds at Corporate Headquarters which have been utilized in the operations of the Company.

Interest income decreased $374,000 to $2.7 million for the nine months ended September 30, 2001. In 2000 the Company received funds from its China operations in June of $30.4 million.

INCOME TAX EXPENSE. For the three and nine months ended September 30, 2001 and 2000, the income tax benefit that would have resulted from applying the federal statutory rate of 35% was $10.7 million and $25.7 million, $7.0 million and $16.9 million, respectively. The income tax benefit in 2001 and 2000 was reduced principally by losses attributable to foreign operations, equity losses in joint ventures currently not deductible and a 100% valuation allowance on the current year loss not utilized. The income tax expense in 2001 and 2000 is principally from income taxes on the Company's PeterStar operations and foreign taxes in excess of the federal credit.

NET LOSS INCLUDING GAIN ON SETTLEMENT OF OPTION.  Net loss increased to
$32.7 million for the three months ended September 30, 2001 from $22.2 million for the three months ended September 30, 2000. The increase in net loss includes an increase in operating loss of $8.5 million. The net loss in 2000 includes a gain on the disposition of businesses of $2.8 million.

Net loss increased to $79.9 million for the nine months ended September 30, 2001 from $55.3 million for the nine months ended September 30, 2000. The increase in net loss includes an increase in operating loss of $15.2 million. Depreciation and amortization increased $4.7 million principally from the operations of the Communications Group. In addition, the results of operations in 2000 include a net gain of $4.9 million principally from the change in estimate on the asset impairment of the Communications Group's operations in China. The net loss in 2001 includes equity in losses from the Communications Group's operations in Eastern Europe and the former republics of the Soviet Union of $4.2 million as compared to equity in earnings of $2.3 million in 2000. The results of operations in 2000 also include a gain of $2.5 million which represents the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with various telecommunications interests in northwest Russia and a gain on the disposition of businesses of $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

THE COMPANY

OVERVIEW. The Company is a holding company and, accordingly, does not generate cash flows from operations. The Company believes that its cash on hand will be sufficient to fund the Company's and its subsidiaries' working capital requirements for the remainder of the year.

The Communications Group is dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) and loans to its joint ventures. Many of the Communications Group's joint ventures operate or invest in businesses, such as cable television, fixed telephony and cellular telecommunications, that are capital intensive and require significant capital investment in order to construct and develop operational systems and market their services. To date, such financing requirements have been funded from cash on hand. The Company currently has approximately $18.5 million of cash on hand at headquarters. Future financing requirements of the Communications Group, including future acquisitions, will depend on available funding from the Company and on the ability of the Communications Group's joint ventures to generate positive cash flows, and if necessary, selective disposition of assets, alternative sources of funding or non-payment of cash dividends on the Company's preferred stock.

In addition to funding the cash requirements of the Communications Group, the Company has periodically funded the short-term working capital needs of Snapper. PLD Telekom and Snapper are restricted under covenants contained in their credit agreements from making dividend payments or advances, other than certain permitted repayments, to the Company.

The Company will be required to pay interest on its 10 1/2% senior discount notes commencing September 30, 2002. The Company will require additional financing or modification of the existing terms of the 10 1/2% senior discount notes in order to satisfy its debt service, on-going working capital requirements, and acquisition and expansion requirements. Such additional capital may be provided through the public or private sale of equity or debt securities or proceeds from the sale of assets. No assurance can be given that such additional financing will be available to the Company on acceptable terms, if at all. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and the Company's results of operations may be materially and adversely affected.

Management believes that its long-term liquidity needs (including debt service resulting from restructuring efforts) will be satisfied through a combination of the Company's successful implementation and execution of its growth strategy to become a global communications and media company and through the Communications Group's joint ventures and subsidiaries achieving positive operating results and cash flows through revenue and subscriber growth and control of operating expenses.

The Company expects to generate consolidated net losses for the foreseeable future as the Communications Group continues to build out and market its services.

CONVERTIBLE PREFERRED STOCK. On September 16, 1997 the Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears, commencing on December 15, 1997. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Since its initial dividend payment on December 15, 1997, through March 15, 2001, the Company had paid its quarterly dividends on the preferred stock in cash. The Company elected to not declare a dividend for the quarterly dividend periods ending June 15, 2001 and September 15, 2001. As of September 30, 2001, total dividends in arrears are $7.5 million. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock, subject to adjustment under certain conditions.

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

The Indenture for the Senior Discount Notes limits the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness or issue capital stock or preferred stock, pay dividends on, and repurchase or redeem their capital stock or subordinated obligations,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) invest in and sell assets and subsidiary stock, engage in transactions with affiliates and incur additional liens. The Indenture for the

Senior Discount Notes also limits the ability of the Company to engage in consolidations, mergers and transfers of substantially all of its assets and also contains limitations on restrictions on distributions from its subsidiaries.

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

Credit agreements between certain of the joint ventures and the Communications Group are intended to provide such ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the joint venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its joint venture partners. The credit agreements also often provide the Communications Group the right to appoint the general director of the joint venture and the right to approve the annual business plan of the joint venture. Advances under the credit agreements are made to the joint ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of September 30, 2001, the Communications Group was committed to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $219.3 million, of which $48.4 million remained unfunded. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the joint venture's business plan. To the extent that the Communications Group does not approve a joint venture's business plan, the Communications Group is not required to provide funds to the joint venture under the credit line.

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

Beginning in the first quarter of 2001, the mobile operators in St. Petersburg, which historically accounted for a significant amount of PeterStar's traffic and revenues, shifted their traffic to a competing network. This move, together with increased competitive pressures in St. Petersburg, has adversely impacted PeterStar's revenues and operating income in 2001 and may also impact the level of dividends and management fees payable by PeterStar to the Company.

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

CASPIAN AMERICAN TELECOMMUNICATIONS. In August 1998, the Communications Group acquired a 76% interest in Omni-Metromedia Caspian, Ltd., a company that owns 50% of a joint venture in Azerbaijan, Caspian American Telecommunications. Caspian American has been licensed by the Ministry of Communications of Azerbaijan to provide high-speed wireless local loop services and digital switching throughout Azerbaijan. Omni-Metromedia had committed to provide up to $40.5 million in loans to Caspian American for the funding of equipment acquisition and operational expenses subject to concurrence with Caspian American's business plans. At September 30, 2001, $19.0 million of the commitment remains available to Caspian American subject to concurrence, which has not yet been provided, with the Caspian American business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to Omni-Metromedia and to lend up to $36.5 million. However, in light of CAT's poorer than expected performance, and the limited potential to develop its wireless local loop network without significant alternative sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

As part of the original transaction, the Communications Group sold a 17.1% participation in the $36.5 million loan commitment to AIG Silk Road Fund, Ltd., which requires AIG Silk Road Fund to provide the Communications Group 17.1% of the funds to be provided under the loan agreement and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) entitles AIG Silk Road Fund to 17.1% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participation from AIG Silk Road Fund in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided AIG Silk Road Fund the right to put its 15.7% ownership interest in Omni-Metromedia to the Communications Group starting in August 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by AIG Silk Road Fund's percentage ownership interest.

In May 1999, the Communications Group sold 2.2% of the shares of Omni-Metromedia to Verbena Servicos e Investimentos, S.A. ("Verbena"), thereby reducing its ownership interest in Caspian American from 38% to 37%. In addition, the Communications Group sold a 2.4% participation in the $36.5 million loan to Verbena, which requires Verbena to provide the Communications Group 2.4% of the funds to be provided under the loan agreement and entitles Verbena to 2.4% of the repayments to the Communications Group. The Communications Group has agreed to repurchase such loan participation from Verbena in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided Verbena the right to put its 2.2% ownership interest in Omni Metromedia to the Communications Group starting in August 2001 for a price equal to seven times the EBITDA of Caspian American minus debt, as defined, multiplied by Verbena's percentage ownership interest.

CAT's license expired according to its terms on July 27, 2001 and, although the license has not yet been renewed, the venture is negotiating a renewal of the license with the Ministry of Communications of Azerbaijan. While the negotiations are ongoing, CAT continues to operate its business. However, if the license is not renewed, or is renewed on terms materially different than the previous license, the operations of CAT may be required to cease or be materially restricted, leading to a materially adverse impact on the venture's results, although we do not believe that such an event would have a materially adverse effect on the Company's results of operations or financial position.

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

COMMUNICATIONS GROUP--CHINA

The Company has made inter-company loans to MCC under a credit agreement, and MCC has used the proceeds of these loans principally to fund its operations and investments in China. At September 30, 2001, MCC owed $11.6 million under this credit agreement (including accrued interest).

Huaxia had engaged since its formation in development of online trading software largely aimed at supporting its Chinese partner's trading activities. Since mid-2000, its scope of business activity has broadened to encompass development and support of general e-commerce and enterprise management software, aimed principally at Chinese enterprise clients. On September 20, 2000, the Chinese government approved a revised joint venture agreement and articles of association for Huaxia JV whereby AAT's ownership interest in the joint venture was increased to 98%. On April 10, 2001, the Chinese government approved new articles of association of Huaxia pursuant to which Huaxia became a wholly foreign-owned enterprise and AAT obtained 100% ownership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Huaxia JV's business license remains unchanged as to permitted business activities and capitalization requirements.

The terms of Huaxia's license require a total investment of $10.0 million, of which $5.0 million must be in the form of registered capital contributions from AAT. The registered capital contributions must be made within three years. As of September 30, 2001, AAT had contributed $2.1 million of its scheduled registered capital investment.

Twin Poplars LLC, a U.S. limited liability company registered in Delaware, owns a 97% registered capital interest in Beijing 66cities.com Company, Limited, a Chinese-foreign equity joint venture licensed to engage in information content provision and e-commerce-related services in China. Twin Poplars operates as a holding company for 66cities JV and has no operations or assets other than its interests in this venture. As of September 30, 2001, MCC had advanced
$2.1 million to Twin Poplars, all of which was invested in or advanced to 66cities JV.

By virtue of its ownership interest in Twin Poplars, as of September 30, 2001 MCC owns an indirect 87% interest in the 66cities JV. The approved total investment level for 66cities JV is $2.5 million of which $1.8 million shall be in the form of registered capital. As of September 30, 2001, Twin Poplars had invested all its $1.8 million registered capital in and advanced $302,000 to 66cities JV.

66cities JV provides information content related services pertinent to publication of travel and entertainment guides in print and electronic formats. 66cities JV currently supports publication by Chinese interests of the weekly English-language magazine "City Weekend", distributed in Beijing and Shanghai, and of various Chinese and English language guides in book format. It also operates the 66cities.com website, which offers comparable information via the Internet, hosts links to various Chinese travel and entertainment related services and offers various travel/entertainment products for sale.

On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of Clarity's registered capital on April 4, 2001. As of September 30, 2001, MCC had made $475,000 of its registered capital investment.

Clarity's approved scope of business is to provide database management and related application services and software. It focuses on direct marketers and retailers selling to China's consumer markets, offering Customer Relationship Management applications and services. As of September 30, 2001 Clarity had conducted no material business operations.

On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd., a wholly foreign owned enterprise of MCC in China. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $375,000 of MHIS's registered capital on July 13, 2001. MHIS's approved scope of business is to provide database management and related application services and software. It will focus on information technology services and products useful to development of Chinese health care providers, community health networks and general health care sectors.

SNAPPER

Snapper's liquidity is generated from operations and borrowings. On
November 11, 1998, Snapper entered into a loan and security agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001, to $60.0 million on April 1, 2001 and decreased to $55.0 million on July 1, 2001. As of
September 30, 2001, the Company was not in compliance with all financial covenants under the amended Loan and Security Agreement. On November 13, 2001, the lenders under the amended Loan and Security Agreement waived any event of default arising from such noncompliance.

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

Snapper signed a $2.5 million term loan on June 1, 2000 with Fleet Capital Corporation to fund additional capital expenditures over and above the capital expenditures Snapper is allowed under its Loan and Security Agreement. Approved funding was available through March 31, 2001, and is payable in 20 consecutive quarterly installments beginning October 1, 2000. Snapper received $1.9 million of funding under this loan.

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

The agreements governing the initial and amended Snapper Loan Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At
September 30, 2001 and December 31, 2000, Snapper's outstanding liability for its term loans and line of credit was $43.3 million and $43.6 million, respectively.

Snapper has entered into various long-term manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of September 30, 2001, noncancelable commitments under these agreements amounted to approximately $7.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Snapper has an agreement with a financial institution which makes available floor plan financing to dealers of Snapper products. This agreement, which terminates on December 31, 2001, provides financing for inventories and accelerates Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not able to be sold to another dealer.

On March 15, 2001, Snapper received written notice from the financial institution that provides Snapper's dealers with floor plan financing, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001. Snapper and the Company disagreed with the basis for this action taken by the financial institution. On June 13, 2001, Snapper and the Company received written notice from the financial institution noting the financial institution would honor the remaining term of the agreement. The agreement expires
December 31, 2001. At September 30, 2001, there was approximately $46.6 million outstanding under this floor plan financing agreement. The Company has guaranteed Snapper's payment obligations under this arrangement.

On August 24, 2001, Snapper signed a three-year agreement with Textron Financial Corporation ("Textron"), whereby Textron will make available floor plan financing to the dealers of Snapper's products. Under the terms of the agreement, a default in payment by a dealer is typically nonrecourse to the Company. However, Textron can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the dealer defaults and the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. These dealers would be indemnified on a dealer-by-dealer basis at Snapper's discretion. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million.

In connection with the agreement, Snapper has provided a $100,000 deposit that Textron will hold in an interest-bearing account for one year. At the end of the one-year period, if Snapper is in full compliance with all terms and conditions under the agreement, Textron will refund the $100,000 deposit with interest.

The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper shall maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least
$16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in items (i) or (iv), then Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until a subsequent quarterly or annual audited financial statement shows that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in
(iii) above, then Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the $2.5 million letter of credit described above. This letter of credit would remain in place until a subsequent audited quarterly or annual financial statement shows that Snapper is again in compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
It is Snapper's intent to switch all of its dealers from the original floor plan financing agreement provider to Textron by December 31, 2001. As of September 30, 2001, Textron had provided no floor plan financing, and Snapper had not agreed to indemnify any dealer financing.

The Company believes that Snapper's available cash on hand, cash flow generated by operating activities, borrowings from the Snapper loan agreement and floor plan financing and, on an as needed basis, short-term working capital funding from the Company, will provide sufficient funds for Snapper to meet its obligations and capital requirements.

RISKS ASSOCIATED WITH THE COMPANY

The ability of the Communications Group and its joint ventures to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, republics of the former Soviet Union and China. These include, among other things, matters arising out of competition, relationships with local partners, corporate governance of the operating ventures, government policies, economic conditions, imposition of or changes in government regulations or policies (including licensing requirements and laws restricting foreign ownership), compliance with and renewal of licenses, imposition of or changes to taxes or other similar charges by governmental bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation. These and other risks associated with the Company are discussed more fully in the Company's Annual Report on Form 10-K/A Amendment No. 1 "Item 1--Business--Risks Associated with the Company."

Issues have recently been raised about the Company's control of Roscomm Limited, a company through which the Company owns a 10% stake in Teleport-TP, and about Roscomm's ownership interest in Teleport-TP. The Company believes that it retains the right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP; the Company believes that it has strong legal positions in relation to those issues. There can be no assurances, however, that these issues will be resolved quickly or in the Company's favor, or that these issues will not have an impact on the Company's ability to control Teleport-TP.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
Chinese regulation of business activities involving use of the Internet and provision of information content or services via the Internet or similar networks are under active development. Regulations addressing the extent of direct foreign investment permitted in Chinese business units engaged in these activities could, if promulgated in the most severe form, require the Company to limit its equity participation in current investments or limit the scale of such participation in future investments.

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

The Company's Huaxia, Clarity and MHIS business units in China are licensed to develop and sell software and provide technical services relating to operation of electronic commerce computer information systems for China-based corporate clients. Computer and software products and services, such as those offered by these business units, are subject to regulatory regimes different from those applied to telecommunications, Internet and information service operations in China. The Company expects that a significant portion of these business units' planned future revenues will, however, derive from additional lines of businesses in China that may be subject to Internet, e-commerce or information service regulatory regimes and, therefore, the potential scale of such revenues could be limited by future regulatory developments in those areas. The Company believes that its equity interests in these business units are not viewed under current Chinese regulation as foreign equity investment in telecommunications operations, Internet services, or any other line of business restricted from foreign investment and the Company does not anticipate that the extent of its equity investment in these business units will be challenged by future Chinese regulation.

The Company's investment in 66cities JV entails certain risks resulting both from regulatory uncertainty and the generally sensitive nature of any publishing related activities within China. 66cities JV provides support services to Chinese publishers and offers information content via the Internet on the website it supports. With respect to current regulatory prohibitions against foreign investment in publishing businesses in China, the Company believes that 66cities JV would not be deemed to be operating as a publishing business, since it is providing content and services to licensed Chinese publisher clients under contract for fixed fees. In addition, during the start-up phase, 66cities JV is also providing administrative services of billings and collections on behalf of a Chinese publisher, for which it is being reimbursed. The current contract expired on June 30, 2001, and the Company signed a new technical service agreement with Chinese publishers on September 1, 2001. The term of this agreement is three years. However, regulatory action that alters, revokes or limits the clients' publishing rights or the clients' contracts with 66cities JV could significantly impact 66cities JV's current principal revenue stream. Since 66cities JV does not itself actually publish the content it develops, the Chinese publishing clients' revocation of existing service contracts with 66cities JV could have significant adverse financial impact on the joint venture. With respect to Internet-related operations, 66cities JV could be required in the future to adjust its web hosting and Internet content provision support arrangements to comply with new regulatory developments and such adjustment could adversely affect 66cities JV's overall costs of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

MMG CONSOLIDATED

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Cash used in operating activities for the nine months ended September 30, 2001 was $7.2 million, an increase in cash used in operating activities of $6.9 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as depreciation, amortization, equity in income (losses) of investees, gains on disposition of assets, amortization of interest, and income (loss) allocable to minority interests. Non-cash items increased $31.4 million from $51.2 million to $82.6 million for the nine months ended September 30, 2000 and 2001, respectively. The increase relates principally to an increase in depreciation and amortization expenses in 2001, losses from equity investments in 2001 as compared to income from equity investments in 2000 and gains on disposition of assets in 2000. Changes in operating assets and liabilities decreased cash flows for the nine months ended September 30, 2001 by $9.9 million and increased cash flows for the nine months ended September 30, 2000 by $3.9 million.

CASH FLOWS FROM INVESTING ACTIVITIES

Cash used in investing activities for the nine months ended September 30, 2001 was $18.9 million as compared to cash provided by investing activities was $58.8 million for the nine months ended September 30, 2000. The principal components of investing activities are investments in and advances to joint ventures of $4.0 million and $3.5 million in 2001 and 2000, respectively and distributions received from joint ventures of $2.7 million and $72.0 million in 2001 and 2000, respectively. The Communications Group utilized $2.1 million and $5.4 million of funds for acquisitions during the nine months ended
September 30, 2001 and 2000, respectively. The principal sources of funds in 2000 were cash received of $11.0 million in connection with the settlement of an option agreement and distributions received from joint ventures of $72.0 million, primarily related to the liquidation of the telecommunications joint ventures in China. In 2001 and 2000, the Company utilized $15.5 million and $15.7 million, respectively, in additions to property, plant and equipment.

CASH FLOWS FROM FINANCING ACTIVITIES

Cash used in financing activities was $6.8 million and $28.5 million, for the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 the Company used $3.8 million to pay its preferred stock dividend, $3.5 million for payment of debt and capital lease obligations and borrowed $680,000. Funds used in financing activities in 2000 were for the preferred stock dividend of $11.3 million and payments of debt of $18.2 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $121.3 million, and unamortized identifiable intangible assets in the amount of $63.8 million, all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $16.8 million for the nine months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

VENDOR INCOME STATEMENT CHARACTERIZATION OF CONSIDERATION PAID TO A RESELLER OF
  THE VENDOR'S PRODUCTS

The Emerging Issues Task Force (the "EITF") Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" states that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. EITF No. 00-25 is to be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. Upon application of EITF No. 00-25, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements. If it is impracticable to reclassify prior-period financial statements, disclosure should be made of the reasons why reclassification was not made and the effect of the reclassification on the current period.

Snapper reimburses a portion of the interest cost of all of its floor plan dealers in connection with the purchasing of Snapper's lawn and garden equipment and snowthrowers. The arrangements place a cap on the financing charges incurred by the retailers that will be reimbursed by Snapper. In addition, certain customer promotions and advertising reimbursement would be treated as a reduction of revenue.

Under the guidance provided by EITF No. 00-25, upon adoption Snapper will be required to reclassify floor plan interest to its dealers and certain customer promotions and advertising reimbursements as a reduction of revenue. Snapper's floor plan interest and certain customer promotions and advertising reimbursements for the nine months ended September 30, 2001 and 2000 were $5.0 million and $7.4 million, respectively.

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG--LIVED ASSETS

In September 2001, Statement of Financial Accounting Standard No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", was issued. SFAS No. 144 replaces SFAS No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF."

The primary objectives of this project were to develop one accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. Early application is encouraged.

The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "REPORTING RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The new reporting requirements for discontinued operations will allow an entity to more clearly communicate in the financial statements a change in its business that results from a decision to dispose of operations and, thus, provide users with information needed to better focus on the ongoing activities of the entity. Management has not yet determined the impact of SFAS 144 on its financial statements.

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

With the exception of Snapper and prior to the acquisition of PLD Telekom, the Company did not have any significant long-term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $31,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $34,000.

With the exception of Snapper and of certain vendor financing at the operating business level (approximately $3.3 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $2.9 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

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

On December 28, 1995, plaintiffs filed a consolidated second amended derivative and class action complaint, purporting to assert additional facts in support of their claim regarding an alleged plan, but deleting their prior request for injunctive relief. On January 31, 1996, all defendants moved to dismiss the second amended complaint. After the motion was briefed, oral argument was held on November 6, 1996. On May 13, 1997, the Court issued a decision on defendants' motion to dismiss; the Court dismissed all of plaintiffs' class claims and dismissed all of plaintiffs' derivative claims except for the claims that Fuqua Industries board members (i) entered into an agreement pursuant to which Triton Group, Inc. (which was subsequently merged into Intermark), was exempted from 8 Del. C. 203 and (ii) undertook a program pursuant to which 4.9 million shares of Fuqua Industries common stock were repurchased, allegedly both in furtherance of an entrenchment plan. On January 16, 1998, the Court entered an order implementing the May 13, 1997 decision. The order also dismissed one of the defendants from the case with prejudice and dismissed three other defendants without waiver of any rights plaintiffs might have to reassert the claims if the opinion were to be vacated or reversed on appeal.

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

The Company's Directors and Officers insurance carrier for this litigation is Reliance Insurance Company. On May 29, 2001, Reliance consented to the entry of an Order of Rehabilitation by the

Commonwealth Court of Pennsylvania. On October 3, 2001, the court ordered Reliance Insurance Company into liquidation. The current status of Reliance Insurance Company raises doubt concerning Reliance's ability to reimburse the Company for any litigation expenses incurred by the Company in connection with this litigation.

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

On February 16, 1999, the creditors' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF RDM SPORTS GROUP, INC. AND RELATED DEBTORS V. METROMEDIA INTERNATIONAL GROUP INC., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15.0 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, THE OFFICIAL COMMITTEE OF BONDHOLDERS OF RDM SPORTS GROUP, INC. V. METROMEDIA INTERNATIONAL GROUP, INC., Adv. Proc. No. 99-1029 (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029 are collectively referred to as the "Equitable Subordination Proceedings"), with substantially the same allegations as the above proceeding. Plaintiffs filed amended complaints in the Equitable Subordination Proceedings on August 18, 2000. In the amended complaints, plaintiffs seek equitable and injunctive relief as described above and damages in an unspecified amount and such other and further relief as the court deems just and proper.

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

On October 2, 2001, the liquidating agent filed an action--HAYES, ET AL. V. FONG, ET AL., Adv. Proc. No. 01-1075 (the "Andersen Proceeding")--which names, among others, the Company as well as current and former officers of the Company. The suit seeks the Court's approval of a settlement of claims reached between the liquidating agent and Arthur Andersen, LLP. In the suit, the liquidating agent makes no claim for monetary damages, but does seek to bar the Company from bringing claims against Arthur Andersen, LLP, including claims for indemnity or contribution, if the Company is found liable in any of the suits involving RDM's bankruptcy. A settlement of this action was approved by the Court on October 30, 2001. Under the terms of the settlement, any judgment entered against the Company in which the Company is found to be entitled by law to a judgment reduction, will be reduced by the greater of Arthur Andersen's proportionate liability or Arthur Andersen's settlement payment. In addition, Arthur Andersen and the Company are barred from asserting claims against one another relating to RDM.

On October 19, 2001, the liquidating agent filed a motion seeking, among other things, approval of a compromise and settlement of a lawsuit pending against the General Electric Company ("General Electric") in the United States District Court for the Northern District of Illinois. Neither the Company, nor any of the current or former officers of the Company, are parties to that suit. The liquidating agent and General Electric have agreed to settle the suit by the payment by General Electric of $18.5 million. In his motion seeking approval of the settlement, the liquidating agent does not contest that the Company has a valid lien in the liquidating agent's claim against General Electric. In his motion the liquidating agent states that, pursuant to Section 4.3.2(b) of the Plan, he is required to deposit up to $15.0 million of proceeds from the liquidation of collateral in which the Company claims an interest, pending determination of issues relating to its claims and liens that are disputed. The liquidating agent thus requests authority, in accordance with the provisions of the Plan, to use $15.0 million of the proceeds from the settlement of the claims against General Electric to fund the escrow account required for the benefit of the Company. The liquidating agent notes in his motion that this funding will moot the Lien Avoidance Action. A determination of whether any of these funds will actually be paid to the Company is contingent upon the resolution of the Equitable Subordination Proceedings. Other than the Lien Avoidance Action, the liquidating agent's settlement with General Electric does not affect any of the other RDM-related proceedings, including the D and O Proceeding.

On October 22, 2001, the United States District Court for the Northern District of Georgia granted the Company's motion for leave to withdraw the reference in the D and O Proceeding and the Equitable Subordination Proceedings. On
October 24, 2001, the district court vacated its decision. As a result, the motions to dismiss in those proceedings are still pending before the bankruptcy court.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

STOCKHOLDER SECTION 211 ACTION

On June 28, 2001, Elliott Associates, L.P. and Elliott International, L.P. (the "Elliott Group") commenced an action in the Court of Chancery of the State of Delaware pursuant to the provisions of Section 211 of the Delaware General Corporation Law to compel the Company to schedule an annual meeting of stockholders. On July 23, 2001, the Company publicly announced that it would hold its annual stockholders meeting on October 12, 2001. The Company, with the Elliott Group's consent, held its annual meeting on October 9, 2001.

BENNETT, ET AL. V. METROMEDIA INTERNATIONAL GROUP, INC.

BENNETT, ET AL. V. METROMEDIA INTERNATIONAL GROUP, INC., (C.A. No. 18530-NC, Court of Chancery of Delaware, New Castle County) was filed on November 29, 2000 seeking access to certain corporate books and records under Section 211. The Company provided access to an agreed upon set of corporate books and records.

BARBERIS V. KLUGE, ET AL.

BARBERIS V. KLUGE, ET AL. (C.A. No. 18678-NC, Court of Chancery of Delaware, New Castle County); CRANDON CAPITAL PARTNERS V. KLUGE, ET AL. (C.A.
No. 18681-NC, Court of Chancery of Delaware, New Castle County); KATZ V. KLUGE, ET AL. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle County); KOTZEN V. KLUGE, ET AL. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle

County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to (a) compel the Company to dispose of its interest in Snapper, Inc., to (b) enjoin the defendants from pursuing any going-private transactions, and (c) obtain an accounting. On February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief. On November 2, 2001, the actions were consolidated as IN RE METROMEDIA INTERNATIONAL GROUP, INC. SHAREHOLDERS LITIGATION, Consolidated C.A. No. 18678. Pursuant to the consolidation order, the complaint which was previously filed in BARBERIS V. KLUGE, C.A. No. 18678 was designated as the operative complaint. The defendants have not yet answered, moved to dismiss or otherwise pleaded in response to the complaint.

LEGAL PROCEEDINGS IN CONNECTION WITH FORMER EMPLOYEES

The Company is in litigation and arbitration with two former members of the Company's management arising out of the termination of their employment with the Company. The Company believes that such former employees were terminated for "cause" while the employees assert that their terminations were without cause and they are therefore entitled to the compensation provided for in their employment agreements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At September 30, 2001, Snapper was not in compliance with all financial covenants under its loan and security agreement ("Loan and Security Agreement"). On November 13, 2001, the lenders of the Loan and Security Agreement waived any event of default arising from such noncompliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting of Stockholders held on October 9, 2001, the stockholders of the Company were asked to consider and vote on the following matters: (i) the election of three members to the Company's Board of Directors to serve as Class III Directors for three year terms ending in the year 2004;
(ii) the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2001; (iii) a proposal submitted by a stockholder of the Company to request that the Board of Directors amend the Company's certificate of incorporation to allow stockholders of the Company to take action by written consent and to call special meetings (Stockholder Proposal No. 1); (iv) a proposal submitted by a stockholder of the Company to amend the Company's by-laws to limit the number of "inside" directors on the Board of Directors to one person (Stockholder Proposal No. 2); (v) a proposal submitted by a stockholder of the Company to urge the Company's Board of Directors to take the steps necessary to reorganize itself into one class (Stockholder Proposal No. 3); and (vi) a proposal submitted by a stockholder of the Company to amend the Company's by-laws to grant certain stockholders the right to call special meetings (Stockholder Proposal No. 4).

At such meeting, a majority of the Company's stockholders voted to approve the election of Clark A. Johnson, John S. Chalsty and Silvia Kessel as Class III Directors for three year terms ending in the year 2004, the ratification of the appointment of KPMG LLP as the Company's independent accountants for the year ending December 31, 2001 and to urge the Board of Directors to take the steps necessary to reorganize itself into one class. A majority of the stockholders voted against Stockholder Proposals No. 1, 2 and 4.

The following is a summary of the voting results with respect to each of the proposals:

                       PROPOSAL                           VOTES FOR            WITHELD
                       --------                           ---------           ---------
 1.  The Election of Class II Directors
     Name

     COMPANY NOMINEES
     Clark A. Johnson                                     36,574,177            363,316
     John S. Chalsty                                      36,364,926            363,929
     Silvia Kessel                                        36,262,821            466,034

     ELLIOTT GROUP NOMINEES
     Robert A.G. Monks                                    33,115,194             47,073
     Robert B. Holmes                                     33,114,757             47,500

                                                                                             BROKER
                                                     VOTES FOR      AGAINST      ABSTAIN    NON-VOTES
                                                     ----------   -----------   ---------   ---------
 2.  Ratification of the Appointment of Independent
     Accountants                                     69,499,587       297,421      94,114         --

 3.  Stockholder Proposal No. 1                      32,166,874    37,546,734     342,335         --

 4.  Stockholder Proposal No. 2                      23,928,047    44,915,861   1,211,835         --

 5.  Stockholder Proposal No. 3                      35,443,588    34,352,909     258,443         --

 6.  Stockholder Proposal No. 4                      29,861,712    40,151,149      42,082         --

No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the third quarter of the year ending December 31, 2001.

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

Dated: November 14, 2001