Form 10-K
period 2001-12-31
METROMEDIA INTERNATIONAL GROUP INC
filed 2002-04-22
CIK 39547

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                              to

Commission File Number 1-5706

METROMEDIA INTERNATIONAL GROUP, INC.

(Exact name of registrant, as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	58-0971455 (I.R.S. Employer Identification No.)

505 Park Avenue, 21st Floor, New York, New York 10022 (Address and zip code of principal executive offices)

(212) 527-3800 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	American Stock Exchange Pacific Stock Exchange
7 1/4% Cumulative Convertible Preferred Stock	American Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
10 1/2% Senior Discount Notes due 2007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /x/

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant at March 20, 2002 computed by reference to the last reported sale price of the Common Stock on the composite tape on such date was $19,810,171.

The number of shares of Common Stock outstanding as of March 20, 2002 was 94,034,947.

Documents Incorporated By Reference

None

i

ii

Certain statements set forth below in this Form 10-K constitute "Forward-looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Special Note Regarding Forward-Looking Statements" on page 100.

PART I

Item 1. Business

Overview

Metromedia International Group, Inc. ("MMG" or the "Company") is a global communications company engaged in the development and operation of a variety of communications businesses in Eastern Europe, the Commonwealth of Independent States ("CIS") and other selected emerging markets, through its subsidiaries Metromedia International Telecommunications, Inc. ("MITI"), Metromedia China Corporation and since September 30, 1999, PLD Telekom, Inc. ("PLD Telekom"), collectively referred to as the "Communications Group."

The Communications Group's principal business operations include:

  •
  fixed telephony, including PeterStar in St. Petersburg, and Comstar and Teleport-TP in Moscow

  •
  wireless telephony, including a GSM operator in Georgia and an AMPS operator in Kazakhstan

  •
  cable television and broadband networks, including systems in Russia, Romania, Kazakhstan and Latvia

  •
  radio broadcasting, including the established brands Radio 7 in Moscow, Radio Juventus in Budapest, Country Radio in Prague and Eldoradio and Melodia in St. Petersburg.

The Communications Group is also developing e-commerce service opportunities in China.

The Company also owns Snapper, Inc., which is a wholly-owned subsidiary. Snapper manufactures Snapper® brand premium-priced power lawnmowers, garden tillers, snowthrowers, utility vehicles and related parts and accessories. The Company owned Snapper prior to the November 1, 1995 merger described below under "Corporate History" and the subsequent shift in the Company's business focus to a global communications company. Accordingly, the Company views Snapper as a non-core asset and is managing Snapper in order to maximize stockholder value.

Recent Developments

Liquidity Issues

The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2001 and March 31, 2002, the Company had approximately $15.1 million and $7.3 million, respectively, in cash at its headquarters level.

Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries cannot be readily accessed, if at all, for the Company's liquidity requirements. See "Risks Associated with the Company—The Communications Group is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources."

Based on the Company's current existing cash balances and projected internally generated funds, the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales, or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes"). The principal on the Senior Discount Notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources."

Failure on the part of the Company to make any required payment of interest or principal on the Senior Discount Notes would represent a default under the Senior Discount Notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the Senior Discount Notes would become immediately due and payable. If this occurs, the Company would not be able to repay the Senior Discount Notes and would likely not be able to borrow sufficient funds to refinance them.

During 2001, Snapper was not in compliance with all of its financial covenants under its primary credit facility. Snapper's indebtedness under that facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). The lenders under that facility on March 20, 2002 waived any event of default arising from such noncompliance through December 31, 2001. However, since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability. The Company may seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

Should Snapper fail to be in compliance with the financial covenants and not obtain a waiver or amendment to the credit facility, it could impair our ability to dispose of Snapper, and, if the lenders under that credit facility elect to accelerate repayment of Snapper's indebtedness, could result in a default under the indenture for the Senior Discount Notes, and could materially and adversely affect our results of operations.

In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the floor plan financing agreement which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations, unless the dealers could find alternative financing.

The Company has been exploring possible asset sales to raise additional cash and has been attempting to maximize cash distributions by its ventures to the Company. However, the Company cannot assure you that it will be successful in selling any of its assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company also is subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds of sale of its assets or those of its business ventures or subsidiaries.

If the Company is not able to resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations.

As a result of the uncertainties attributable to the Company's liquidity, the report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt financing obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Item 8. "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1 Basis of Presentation, Going Concern and Recent Developments." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2001 Impairment Charge

The Company has recorded a $150.9 million non-cash charge (inclusive of the $7.0 million charge recorded in the third quarter) in its 2001 consolidated financial statements. This charge is the result of the Company's analysis of the recoverability of long-lived assets and investments in certain of its business ventures. See Item 8. "Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1 Basis of Presentation, Going Concern and Recent Developments."

Renegotiation of Indebtedness; Possible Divestitures

On November 8, 2000, the Company's Board of Directors authorized management to evaluate structural alternatives to separate its Snapper, Metromedia China Corporation and radio and cable businesses from its telephony assets as a means to maximize stockholder value. These alternatives may include sales of certain or all of these assets to third parties or the spin-off of certain or all of these assets as independent companies to the Company's stockholders. On March 1, 2001, the Company engaged Salomon Smith Barney and ING Barings, two independent, internationally recognized investment banking firms, to advise it on the various alternatives.

Over the past year, the Company has continued to engage in discussions with representatives of the holders of the Senior Discount Notes in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any of the proposed asset sales or spinoffs. To date, the noteholders and the Company have not reached any agreement on terms of a restructuring, thereby raising doubt as to the ability of the Company to consummate a restructuring. Discussions between the Company and its noteholders are continuing, however, and the Company is continuing to examine new restructuring alternatives to present to its noteholders.

Any final action remains subject to a number of conditions in addition to final Board of Director approval, including, for certain possible transactions, obtaining the consent of the Company's and Snapper's banks, noteholders and stockholders. As a result, all information in this Annual Report has been prepared assuming the Company continues to operate each of its lines of businesses. The Company does not currently believe that any spin-off of its businesses could be accomplished on a basis which is tax-free to the recipient stockholders.

Set forth below is a chart of the Company's operational structure and business segments:

*—The Communications Group's ownership percentage of each venture is listed in the Business Venture Ownership Summary beginning on page 4.

Corporate History

The Company was organized in 1929 under Pennsylvania law and reincorporated in 1968 under Delaware law. On November 1, 1995, as a result of the merger of Orion Pictures Corporation and Metromedia International Telecommunications with and into wholly-owned subsidiaries of the Company and the merger of MCEG Sterling Incorporated with and into the Company, the Company changed its name from "The Actava Group Inc." to "Metromedia International Group, Inc.", and changed its strategic focus to a global media, communications and entertainment company. On July 10, 1997, the Company narrowed its strategic focus to global communications when it consummated the sale of substantially all of its entertainment assets, consisting of Orion Pictures Corporation, Samuel Goldwyn Company and Motion Picture Corporation of America (and each of their respective subsidiaries), including its feature film and television library of over 2,200 titles, to P&F Acquisition Corp., the parent company of Metro-Goldwyn-Mayer, Inc., for a gross consideration of $573.0 million. Thereafter, on April 16, 1998, the Company sold to Silver Cinemas, Inc. its remaining entertainment assets consisting of all of the assets of the Landmark Theatre Group ("Landmark"), except cash, for an aggregate cash purchase price of approximately $62.5 million and the assumption of certain Landmark liabilities. These transactions provided significant funds for the Company's expansion of its communications businesses.

With the sale of these assets the Company focused on providing modern digital voice, data and multimedia communications capabilities. On September 30, 1999, the Company consummated the acquisition of PLD Telekom, a provider of high quality long distance and international telecommunications services in the CIS.

Principal Stockholders

Metromedia Company, a Delaware general partnership, and related entities hold 17,334,328 shares of the Company's common stock, representing approximately 18.4% of the Company's outstanding common stock at December 31, 2001. John W. Kluge, a director of the Company and formerly its Chairman of the Board, and Stuart Subotnick, a director of the Company and formerly its Vice Chairman, President and Chief Executive Officer, are Metromedia Company's partners. News PLD

LLC, a subsidiary of The News Corporation, holds 9,136,744 shares of the Company's common stock, representing approximately 9.7% of the Company's outstanding common stock.

*    *    *    *    *

The Company's principal executive offices are located at 505 Park Avenue, 21st Floor, New York, New York, 10022, telephone: (212) 527-3800.

Description of Business Groups

Communications Group

The Communications Group has invested in communications businesses principally in Eastern Europe and the CIS. Until the end of 1999, the Communications Group also held interests in several telecommunications service related business ventures in China. The percentage of consolidated revenues from operations in Eastern Europe and the CIS for 2001, 2000 and 1999 were 44%, 48% and 19%.

At December 31, 2001, the Communications Group owned interests in and participated with partners in the management of business ventures that had 50 operational systems, consisting of 11 cable television systems, 2 digital wireless telephone systems, 2 analog wireless telephone systems, 8 fixed and other telephony networks (which include local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators), 20 radio broadcasting stations, 3 other telephony-related businesses and 3 e-commerce businesses.

Aggregate subscribers to the Communications Group's business ventures' various services as of the 2001 fiscal year end was 871,858, an increase of 20.6% from the 2000 fiscal year end total of 722,718 subscribers (adjusted for the loss in 2001 of the PeterStar mobile subscribers). In 2001, approximately 223,000 lines provided by PeterStar in 2000 to mobile operators in St. Petersburg were lost to a competitor. After giving effect to these events, aggregate subscribers as of the 2001 fiscal year end represented a decrease of approximately 8% from the 2000 fiscal year end total of 945,718. As described below with respect to the financial results, the year-end subscriber numbers of all of the Communications Group's businesses other than ALTEL, BELCEL, Baltic Communications Limited, Comstar, MTR-Sviaz, PeterStar, Teleport-TP and certain other business ventures are reported on a three-month lag, so that the subscriber numbers for such businesses are as of September 30 of each year.

Business Venture Ownership Summary

The following table summarizes the Communications Group's operating business ventures and subsidiaries at December 31, 2001 and the Communications Group's voting interest percentage in each company at that date:

Business Venture (1)	Company Voting %
Wireless Telephony
ALTEL (Kazakhstan) (2)	50%
BELCEL (Belarus)	50%
Tyumenruskom (Tyumen, Russia)	46%
Magticom (Tbilisi, Georgia)	35%
Gorizont-RT (Sakha) (3)(5)	25%
Fixed and Other Telephony
Baltic Communications Limited (St. Petersburg, Russia) (2)	100%
CPY Yellow Pages (St. Petersburg, Russia) (2)	100%
Cardlink ZAO (Moscow, Russia) (2)	100%
Cardlink Holdings, Inc. (United States)(2)	80%
PeterStar (St. Petersburg, Russia) (2)	71%
Teleport-TP (Moscow, Russia) (2)	56%
Comstar ZAO (Moscow, Russia) (4)	50%
Superphone (St. Petersburg, Russia) (6)	50%
MTR-Sviaz (Moscow, Russia)	49%
Caspian American Telecommunications (Azerbaijan) (5)	37%
Spectrum (Kazakhstan) (5) (6)	33%
Telecom Georgia (Tbilisi, Georgia)	30%
China
Clarity Data Systems Co., Ltd. (Beijing, China) (2) (7)	58%
Huaxia Metromedia Information Technology Co., Ltd. (Beijing, China) (2) (7)	58%
Metromedia Health Information Systems Co., Ltd. (China) (2) (7)	58%
66cities.com Co., Ltd. (Beijing, China) (2) (8)	50%
Cable Television
Romsat Cable TV (Bucharest, Romania) (2)	100%
Sun TV (Chisinau, Moldova) (2) (9)	91%
Ayety TV (Tbilisi, Georgia) (2) (10)	85%
ATK (Arkhangelsk, Russia) (2)	81%
Viginta (Vilnius, Lithuania) (2)	55%
Ala TV (Bishkek, Kyrgyzstan) (2)	53%
Kosmos TV (Moscow, Russia)	50%
Baltcom TV (Riga, Latvia)	50%
Kamalak TV (Tashkent, Uzbekistan)	50%
Alma-TV (Almaty, Kazakhstan)	50%
Cosmos TV (Minsk, Belarus)	50%
Teleplus (St. Petersburg, Russia) (11)	45%

Radio Broadcasting
Radio Juventus (Budapest, Hungary) (2) (12)	100%
Metroradio EOOD (Bulgaria) (2) (13)	100%
Oy Metromedia Finland Ab (Finland) (2) (14)	100%
Radio Katusha (St. Petersburg, Russia) (2) (15)	96%
Country Radio (Prague, Czech Republic) (2)	85%
SAC (Moscow, Russia) (2)	83%
Radio One (Prague, Czech Republic) (2)	80%
Radio Skonto (Riga, Latvia) (2)	55%
Radio Georgia (Tbilisi, Georgia) (2) (16)	51%
AS Trio LSL (Estonia) (2) (17)	50%
Paging
CNM (Romania) (5) (18)	54%
Eurodevelopment (Ukraine) (5)	51%
Alma Page (Almaty and Ust-Kamenogorsk, Kazakhstan) (5)	50%
Baltcom Plus (Latvia) (5)	50%
Mobile Telecom (Russia) (5) (19)	50%
Kamalak Paging (Tashkent, Samarkand, Bukhara and Andijan, Uzbekistan) (5)	50%
Paging One (Tbilisi, Georgia) (5)	45%
PT Page (St. Petersburg, Russia) (5) (11)	40%
Paging Ajara (Batumi, Georgia) (5)	35%

(1)
Each parenthetical notes the area of operations for each operational business venture or subsidiary or the area for which each pre-operational business venture or subsidiary is licensed.

(2)
Results of operations are consolidated with the Company's financial statements.

(3)
The Communications Group is selling its 25% interest to one of the other partners in the business venture.

(4)
The Communications Group acquired a 50% stake in Comstar in December 2000.

(5)
Results of operations are no longer reported.

(6)
The Communications Group is currently negotiating the disposition of its interest in Spectrum and Superphone.

(7)
The Communications Group's majority-owned subsidiary Metromedia China Corporation ("MCC") owns 100% of Huaxia, Clarity and MHIS.

(8)
MCC currently owns 90% of Twin Poplars LLC, and Twin Poplars owns 97% of 66cities.com Co., Ltd. In December 2001, Twin Poplars completed an agreement to sell the principal service contracts of 66cities.com Co., Ltd. along with certain physical assets and copyrights associated with the 66cities.com Co., Ltd. lines of business. With the transfer and sale of its assets, 66cities.com Co., Ltd. ceased all commercial activity. MCC does not contemplate entering any new lines of business at 66cities.com Co., Ltd. and plans the liquidation of the venture and Twin Poplars LLC during 2002.

(9)
The Communications Group increased its ownership interest in Sun TV to 91% in 2000. The results of this business venture have been consolidated since the first quarter of 2001.

(10)
During the quarter ended September 30, 2000, the Communications Group increased its ownership interest in Ayety TV to 85%. The results of this business venture have been consolidated since the fourth quarter of 2000.

(11)
Pursuant to a share exchange completed in the first quarter of 2002, the Communications Group's interest in Teleplus was increased to 51% and its interest in PT Page was reduced to 5%.

(12)
Radio Juventus operates a radio station in Budapest and, via two wholly-owned subsidiaries, it operates two additional radio stations in Szeged and Miskolc.

(13)
Metroradio EOOD was established by the Communications Group in 1999 and acquired radio broadcasting licenses in November 2000. It commenced operations and has been consolidated since the second quarter of 2001.

(14)
The Communications Group agreed to acquire a 90% interest in Oy Metromedia Finland Ab in November 2000 for $0.7 million conditioned on the reconfirmation of its licenses, which was received in February 2001. Oy Metromedia Finland Ab operates two radio stations in Finland. The results for this business venture have been consolidated since the second quarter of 2001. The remaining 10% was acquired in June 2001, including the repayment of a minority shareholder's loan due for $0.3 million.

(15)
Radio Katusha operates two radio stations in St. Petersburg, Russia. On December 14, 2000, the Communications Group acquired an additional 21% of Radio Katusha for $0.5 million through SAC.

(16)
Radio Georgia operates two radio stations in Georgia.

(17)
AS Trio LSL operates six radio stations in various cities throughout Estonia. The Company increased its ownership percentage in AS Trio LSL to 50.24% in September 2001.

(18)
The Communications Group is commencing liquidation procedures for CNM.

(19)
The Company purchased its 50% interest in Mobile Telecom and a related paging distribution company in June 1998 for $7.5 million.

Communications Group Strategy

Overview

The Communications Group's primary objective is to develop its core business of providing high-quality modern digital voice, data, multimedia and Internet-based communications capabilities at the lowest possible capital cost in order to generate the highest possible return on investment.

The Communications Group believes that the range and depth of its capabilities in advanced communications technology and business development make it an attractive business venture partner for parties seeking to exploit the substantial growth opportunities present in the emerging communications markets.

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

The Communications Group believes that the performance of its business ventures has demonstrated that there is significant demand for its services in its license areas. In addition, as an early entrant in many markets, the Communications Group believes that it has developed a reputation for providing quality service and has formed important relationships with local entities. But, see "Risks Associated with the Company—"The Communications Group is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments." The markets in which the Communications Group operates are in varying stages of development and the Communications Group intends to utilize the market knowledge and technical expertise it gains in earlier service introductions to ease the introduction into new markets in a more cost-efficient manner. Accordingly, the Company's strategy will be, subject to operational and budgeting constraints arising out of its current liquidity and capital resource limitations, to capitalize on opportunities to provide additional communications services in its existing markets.

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

While the Company is pursuing these options, it will, subject to operational and budgeting constraints arising out of its current liquidity and capital resource limitations, seek to further develop the Communications Group's businesses in order to maximize both the value of the Communications Group as a whole and of its individual business units. Due to the Company's current financial situation, the Company does not have the financial resources to pursue its long-term business objectives, including its on-going working capital, acquisition and expansion requirements, and the Company cannot assure you that it will have adequate funds to pursue these objectives in the future. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and its results from operations may be materially and adversely affected. Subject to the foregoing, the Communications Group intends to achieve its objectives and expand its subscriber and customer bases, as well as its revenues and cash flow, by pursuing the following strategies to build on the developments of 2001:

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

Further enhance the product and service offerings of cable television.    As with the recent digitalization of its cable TV network in Moscow, the Communications Group is working to improve the technology of its principal cable television and broadband businesses to enhance the products and services offered to its customers. As the networks are enhanced, the Communications Group intends to offer additional geographically-specific and local language programming content, together with developing broadband networks to serve as last mile providers of other services.

Develop options for delivering data services and other value-added services over its existing cable and telephony infrastructure.    The Communications Group is continuing to enhance the products and services delivered to business and residential customers by both its telephony and cable TV businesses. In connection with and as an extension of these steps, the Communications Group is pursuing a strategy to develop multi-services delivery capability for high-speed data and other value-added services over the existing infrastructures of these businesses using the inherent attributes of Internet Protocol ("IP"). This will allow networks currently dedicated to the delivery of specific services to become multi-purpose delivery mechanisms capable of carrying a range of services, thereby maximizing the use of the Communication Group's existing infrastructure and providing additional revenue streams through new product developments not previously possible. The Communications Group intends to pursue these developments both on a business-by-business basis and as more integrated service offerings across the Group's business lines.

Develop Internet capability in existing businesses.    In addition to its acquisition of a major Internet Service Provider ("ISP") in Romania in 2000, the Communications Group intends, subject to availability of funding, to continue to develop Internet capabilities in a number of its key businesses. These developments are designed to maximize the Communications Group's existing telephony and cable infrastructure to provide a range of Internet-related services including ISP gateway services to Internet exchange complexes and the development of portals and other services for its existing customer base, such as the Internet portals being developed with the Communications Group's radio stations. The Company believes that such services represent a new form of communications and could provide a basis for various forms of electronic commerce among enterprises and with the consuming public.

Leverage the Communications Group's strong presence in certain radio markets and continue Internet developments.    Several of the Communications Group's radio businesses have established strong brand names and advertising presences in their markets, including in Moscow, St. Petersburg, Budapest and Prague, which the Communications Group intends to continue to develop and leverage. The Communications Group is also seeking to leverage those brands in connection with its Internet strategy, including the continuing introduction of Internet portals developed with the radio stations which are intended to be rolled-out in each of the radio group's principal markets.

Telephony

The Communications Group's telephony lines of business consist of wireless telephony operators and fixed and other telephony networks (including local, international and long distance telephony providers and satellite-based telephony and wireless local loop operators).

Wireless Telephony

The Communications Group has interests in business ventures and other investments in wireless operators in Georgia and Sakha (using the digital GSM standard), in Tyumen (using DAMPS) and in Kazakhstan and Belarus (using analog standards). As of fiscal year-end 2001, these businesses had a total of 220,711 active subscribers. As of fiscal year-end 2000, the wireless operators had a total of 132,954 active subscribers.

Georgia and Sakha

Magticom GSM/Georgia.    The Communications Group owns a 70% interest in Telcell Wireless LLC (with Western Wireless holding the balance), which in turn is a 49% shareholder of Magticom GSM.

Magticom GSM operates and markets mobile voice communication services to private and commercial users nationwide in Georgia.

In 2001, Magticom continued to extend its service coverage from urban areas into surrounding locales, resulting in a competitive advantage and increased demand for its services. In 2001, subscriber growth was 88%, to 154,077 active subscribers at fiscal year-end 2001, from 81,736 active subscribers at fiscal year-end 2000, and resulting in a significant year-end market share. In addition, Magticom secured a license to operate and offer services in the 1800 mhz range (in addition to its existing 900 mhz range). Magticom began service in 1800 mhz in 2000 in order to provide additional capacity.

Management believes the comparatively low mobile penetration level and teledensity in Georgia, together with competitive advantages in coverage and distribution, will continue to result in subscriber growth for Magticom.

Technology.    Magticom's network operates using the GSM standard, which is the leading standard for wireless service throughout Western Europe and Asia and allows Magticom's customers to roam throughout Europe. The establishment of GSM as the leading standard in terms of number of networks and subscribers in Asia and Europe, as well as facilities such as automatic global roaming between networks, provides a comparative advantage over competing digital wireless systems or analog systems (such as AMPS) which cannot readily offer international roaming service.

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

Competition.    The Communications Group believes that Magticom's primary competitors are Geocell, a Georgian-Turkish business venture using a GSM system, and an existing smaller provider of wireless telephony services which uses the AMPS technology in its network, both of which commenced service prior to Magticom. Competition between operators has been on the basis of coverage but is transitioning to a combination of pricing, services and brand recognition.

Magticom was the second GSM entrant into the Georgian market and therefore had the disadvantage of competing with the established wireless provider. However, barriers to entry in wireless telephony markets are very high, as the number of licenses for a particular market is typically limited and initial establishment of a wireless system requires substantial capital expenditures. Therefore, although Magticom faced difficulties in gaining market share from the initial operator in this market, the Company does not anticipate that the Georgian market will become further fragmented because of these barriers to entry. Management believes that Magticom is now the market leader in Georgia; based on revenues and number of subscribers.

Gorizont-RT/Sakha.    The Communications Group also holds a 25% interest in Gorizont-RT, a business venture which operates a GSM wireless system in the Republic of Sakha. This interest is currently being sold to one of the other partners in the venture. The carrying value of this investment is zero.

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

As of December 31, 2001, ALTEL's wireless telephony network covered a geographic area of approximately 4.3 million people, representing 29% of the total population, in 13 cities. As of December 31, 2001, ALTEL had 40,182 active subscribers (of which 16,707 were customers of the prepaid service), compared with 33,189 active subscribers (of which 10,709 were customers of the prepaid service) as of December 31, 2000.

The Company believes the continuing development of a market economy in Kazakhstan is likely to increase demand for modern telecommunications services, including wireless communications. However, because of the activities of two competing GSM operators, ALTEL experienced slower customer growth and decreasing revenue during 2001. Until 1998, ALTEL was the only licensed national wireless operator in Kazakhstan. In 1998, two licenses were awarded for the development of national GSM networks in Kazakhstan. One license was issued to Kcell, a business venture of TurkCell and Kazakhtelekom, and the other license was issued to Kmobile, a business venture of Telsim, a Turkish company, and local Kazakh interests, each of which began operations in February 1999. In order to maintain its subscriber base in the face of severe competition from these GSM operators, ALTEL has marketed its services as a low-cost alternative with the best quality network coverage and superior customer service. The pre-paid service was extended to additional cities to capture market share, particularly targeting lower income subscribers.

Despite the growth of ALTEL's customer base in 2001, ALTEL's long-term position in the Kazakhstan cellular market will be difficult to maintain without an upgrade to CDMA technology in the near future, which is not currently a viable option for the Communications Group.

Services and Technology.    ALTEL provides service using the analog AMPS/NAMPS standard. All ALTEL systems are connected to the local public network and the regional international/intercity digital switches (5ESS or S12) in the cities where they are located via E1 trunks (MFC-R2 or C7 signaling protocol). The system is also linked to an international trunk exchange with long distance and international calls completed using the national and international network of Kazakhtelekom.

Customers and Marketing.    ALTEL markets its wireless services through third party independent dealers as well as its own direct sales force, operating from customer service centers. Although ALTEL's standard service includes corporate and government accounts, 46% of ALTEL's customers are individual users. TUMAR prepaid services are targeted almost exclusively at lower income domestic individuals.

Tyumen

In 1998, the Communications Group acquired a 46% interest in Tyumenruskom, a business venture to provide DAMPS service in the Tyumen region of Russia. The business venture commenced full commercial operations in 2000. Despite competition from the local GSM operator, the company saw strong growth in 2001 increasing the customer base to 8,440, as compared to 2,265 subscribers as of fiscal year-end 2000.

A second GSM operator, MTS, is expected to commence operations in 2002, which will significantly increase the competitive pressure in the marketplace.

Under current Russian legislation, Tyumenruskom has applied for a GSM 1800 license, which is a license being granted to the existing AMPS operators in Russia. Upgrading to this technology would significantly improve the competitiveness of the company. However, the upgrade would require a significant amount of capital expenditures and the Company is evaluating funding methods in light of its current liquidity situation.

Belarus

Overview.    BELCEL, in which the Communications Group holds a 50% interest, operates a national wireless network in Belarus. The other 50% of BELCEL is held by the Minsk City Telephone Network (45%) and the Minsk Regional Telephone Network (5%). As of December 31, 2001, BELCEL's wireless telephony network covered a geographic area of approximately 6.1 million people, representing 60% of the total population, in 19 centers of population and covering many major trunk roads. As of December 31, 2001, BELCEL had 18,012 active subscribers, as compared to 15,764 active subscribers as of December 31, 2000.

Technology and Facilities.    BELCEL provides service using the analog NMT-450 standard. BELCEL's wireless telephony network in Belarus currently consists of one switch in Minsk and 83 base stations. The BELCEL network has full interconnect for local, long distance and international services. Calls to fixed line phones and international calls are completed using the national and international network of Beltelecom. International calls are switched through a digital exchange in Minsk.

Competition.    Prior to 1999, BELCEL was the only licensed national wireless operator in Belarus. In April 1999, Velcom, a GSM operator, commenced commercial service, with a license that gave it a three-year exclusivity period for digital wireless services. As of December 31, 2001, Velcom provided service in 17 of the same population centers as BELCEL and all major trunk roads. A second GSM license was awarded during 2001 with a scheduled operational date of April 2002. BELCEL does not anticipate that the second GSM operator will have a substantial impact on BELCEL in the near term.

Fixed and Other Telephony

Overview

The Communications Group has a number of business ventures in fixed telephony operators in Russia and Georgia, some of which offer local telephony services and others which provide national and long distance telephony to a variety of telecommunications operators and business and individual customers. The Company also holds interests in businesses involved in the provision of satellite-based telecommunications services and in wireless local loop telephony.

PeterStar

Overview.    PeterStar, in which the Communications Group owns a 71% indirect interest, operates a fully digital, city-wide fiber optic telecommunications network in St. Petersburg that is interconnected with the network of Petersburg Telephone Network ("PTN"), the local telephone company, as well as the Russian national and international long distance networks.

PeterStar provides integrated, high quality, telecommunications services with modern digital transmission switching and transmission equipment, including local, national and international long distance, data and Internet access and value-added services, to businesses in St. Petersburg. The PeterStar network provides an alternative to the network of PTN, which to date has been characterized by significant capacity constraints.

PeterStar is able to provide integrated telecommunications services to business customers, including users of high bandwidth voice, data and video communications services. PeterStar's network is designed to support a wide range of telecommunications products and services with a high degree of reliability.

Customers and Marketing.    PeterStar's customer base currently consists of two general categories: (i) business customers and other fixed line network operators; and (ii) residential customers. In January 2001, wireless operators that were previously a significant source of revenue for PeterStar, began processing traffic through an alternative service provider. Therefore, the business venture did not derive substantial income from wireless operators in 2001, resulting in significant reductions in revenues and operating and net income in 2001.

As of December 31, 2001, PeterStar had a total of 92,489 active lines of which 52,442 were serving business customers. This represents 4% growth over the 50,434 active business lines as of December 31, 2000. Also, as of December 31, 2001, 23,773 lines were provided at state-regulated tariffs to residential customers, 10,924 were provided to state enterprises and 5,350 were data lines. As of December 31, 2000, PeterStar had a total of 308,115 active lines, of which 223,712 lines were provided to wireless operators prior to those carriers switching over to a new competing network in 2001.

PeterStar's primary focus is the provision of voice and data services to business customers, focusing on those who are heavy data users and who generate large amounts of outgoing long distance and international traffic. These customers provide the highest amount of revenue per line of the Company's categories of customers.

Services and Technology.    PeterStar's strategy is to continue to meet the growing demands of business customers and other network operators in St. Petersburg. PeterStar has added incremental transmission and switching capacity and upgrades to its city-wide network.

The network consists of digital exchanges interconnected by fiber optic cables, and advanced transmission systems with full city coverage via remote switching units and concentrators. The fiber optic network is formed in a hierarchy of rings, permitting traffic to be re-routed in the event that a cable is cut or damaged. The network is fully interconnected with the PTN network, with direct and indirect connections via over 1,000 kilometers of fiber optic cable to all 34 PTN transit exchanges distributed throughout St. Petersburg. The fiber optic cables also provide direct links to the national and international switch, providing PeterStar customers with high quality long distance and international access. PeterStar expects that it will continue to incrementally add switching, transmission capacity and local loop infrastructure to its core network in order to address its target market in St. Petersburg and regional points of presence.

Additional focus is being given to the expansion of data communications and Internet services supported by a core network of eight ATM switches. This powerful network enables PeterStar to provide direct access to business customers' Local Area Networks (LANs) at speeds of 10 Mbps and 100Mbps. The network provides access to the Internet, for which PeterStar is an Internet Service Provider (ISP). It also enables PeterStar to provide city-wide as well as national and international access for Point to Point, Intranet and Frame Relay switched data communication services. Dial up access to PeterStar's Internet service is also provided for the small business and home user. PeterStar is able to provide this very effectively because of its network's complete coverage of the city and its integration with the existing Russian networks.

PeterStar also provides a number of value-added services such as operator services, calling cards and equipment sales. PeterStar believes that the ability to provide such services on the PeterStar digital network is a key competitive advantage in the St. Petersburg marketplace.

Competition.    PeterStar is building and operating its business in a highly competitive environment. PeterStar does not have an exclusive license to provide telecommunications services in St. Petersburg, and a number of other entities, including Russian companies and international business ventures, are competing with PeterStar for a share of the St. Petersburg telecommunications market. A number of such companies (or their business venture partners) are larger than PeterStar and have greater access to capital and/or other resources.

Although PTN has historically supported the development of PeterStar, PTN and PeterStar must be regarded as competitors in the telephony segment. PTN can offer its customers the same core services as PeterStar, notwithstanding the lower transmission quality and call completion rates of the PTN network.

OAO Telecominvest, the other shareholder in PeterStar and a company in which PTN is a shareholder, launched Petersburg Transit Telecom ("PTT"), a transit network in St. Petersburg, in January 2001, providing significant new competition to PeterStar's network. The three wireless operators in St. Petersburg were required to connect to this new network in 2001 in order to maintain service from the [9xx-xxxx] city numbering zone to their customers, resulting in a loss of those lines on the PeterStar network. The loss of this mobile traffic, and the new competition from PTT, adversely affected PeterStar's revenues and financial results in 2001.

Other competitors of PeterStar are: (i) Metrocom, a business venture between the St. Petersburg subway system and foreign partners that has a city wide fiber network; (ii) Sovintel, a wholly-owned subsidiary of Golden Telecom which provides voice, data and Internet services; and (iii) Equant, the global carrier owned by France Telecom, which provides national and international voice, data and Internet services to certain destinations, each of which have been expanding their operations in St. Petersburg. Since they have generally been unable to compete effectively with PeterStar based on quality, these competitors have principally competed on the basis of price, thereby exerting price pressure on PeterStar.

Comstar

Overview.    ZAO Comstar ("Comstar"), in which the Communications Group acquired a 50% interest in December 2000, operates a fully digital, fiber optic telecommunications network in Moscow that is interconnected with the network of Moscow City Telephone Network ("MGTS"), the local telephone company, as well as the Russian national and international long distance systems. Comstar provides integrated, high quality, digital telecommunications services with modern transmission equipment, including local, national and international long distance and value-added services, to businesses in

Moscow. Its network is designed to support a wide range of telecommunications products and services with a high degree of reliability.

The other 50% shareholder of Comstar is MGTS, which is in turn majority owned by AFK Sistema, a large Moscow-based conglomerate which has holdings in a number of communications and media businesses.

Customers and Marketing.    As of December 31, 2001, Comstar had a total of 58,196 active lines, an increase of approximately 31% from 44,439 active lines as of the end of 2000.

Following the Communications Group's acquisition of its stake in Comstar, the Communications Group has been working with Comstar management to better target quality business customers in Moscow, focusing on those who are major data users and who generate large amounts of outgoing long distance and international traffic. Comstar and PeterStar are also working together to explore ways in which their services and products can be bundled and cross-marketed to business customers requiring high-quality voice and data services in both Moscow and St. Petersburg.

Services and Technology.    Comstar has a 756 mile optical fiber network throughout Moscow. This network supports local, national and international data and telephony services through its digital switching and transmission network and is interconnected into MGTS' public network.

Comstar has a well-established city-wide optical fiber network with SDH transmission. This supports a city-wide digital switching system for telephony and ISDN and access to its Internet service platform. The IP platform is allowing Comstar to develop Voice over IP ("VoIP") services and a total package of ISP services. Comstar expects that it will continue to incrementally add switching, transmission capacity, data capability and local loop infrastructure to its core network in order to address its target customers and markets.

Competition.    Comstar is building and operating its business in a highly competitive environment. Comstar does not have an exclusive license to provide telecommunications services in Moscow, and a number of other entities, including Russian companies and international business ventures, are competing with Comstar for a share of the Moscow telecommunications market. A number of such companies (or their business venture partners) are larger than Comstar and have greater access to capital or resources.

In providing voice and data services in Moscow, Comstar faces competition from a number of operators offering similar services. Such operators, including Combellga, Teleport-TP, Telmos, MTU-Inform and Sovintel, are primarily targeting Russian and foreign businesses in the city with voice and data services similar to those provided by Comstar.

In addition, MGTS, as the incumbent operator in Moscow, also competes with Comstar in certain market segments, through interconnect arrangements, MGTS also permits the use of its network facilities to serve Comstar customers where required.

Comstar competes with the various competitors in Moscow through a combination of products and services, price and sales and marketing initiatives.

Baltic Communications Limited

Overview.    Baltic Communications Limited ("BCL"), in which the Communications Group holds a 100% equity interest, provides local, long-distance and international direct dial telephony, Internet, data connectivity and leased line services to Russian and foreign businesses in St. Petersburg and the

Leningrad region. BCL also offers "carrier-to-carrier" services to traditional telephony operators, IP telephony operators and Internet service providers, and additionally provides pre-paid and credit card payphones and calling card services to the traveler and tourist market.

As of December 31, 2001, BCL had 2,530 lines, connected to a total of 586 clients, as compared to 2,132 lines connected to a total of 533 clients as of December 31, 2000.

Services and Technology.    The following relates to BCL's services and technology:

  •
  Voice Services. BCL's traditional business is dedicated telephony services and for this it has its own switching and international transmission facilities in St. Petersburg, acting as a gateway for corporate customers in both St. Petersburg and the Leningrad region. The BCL dedicated network consists of an international and a local switch and international fiber optic transmission to its carrier partners via Finland. BCL's primary international carrier relationships are with Cable & Wireless Communications of the United Kingdom, TeleDanmark of Denmark, Sonera of Finland and Telia of Sweden. BCL has also implemented a digital overlay network with a local switch interconnected with the St. Petersburg city phone company, PTN, in order to provide local numbering capacity to its customers. Additionally, BCL has successfully developed international IP telephony services in conjunction with iBasis and Primus of the U.S.A. and Dentel of Germany.

  •
  Internet Services. BCL has continued focusing on IP-based solutions for its business customers and has expanded its Internet network and bandwidth in conjunction with Cable & Wireless, Golden Telecom and Relcom as well as through an IP peering relationship at the St Petersburg Internet exchange, SPB-IX. BCL provides dial-up, ISDN, leased line and Ethernet access to the Internet using equipment from Cisco.

  •
  Data Connectivity Services. BCL provides X.25 services, both within St. Petersburg and internationally, which are typically used for airline ticketing and hotel reservation systems. BCL also provides a frame relay service between St. Petersburg and Moscow in conjunction with IAS, the Concert data partner for Russia, and also co-operates with Cable & Wireless to support Frame Relay, ATM, Managed Private Line and IP access services to Moscow and internationally.

  •
  Transmission and Access. BCL has its own SDH based fiber optic transport network using equipment from Lightscape Networks of Israel covering all of the main business sectors of St. Petersburg. BCL also has its own microwave radio network for connecting larger customers located in the suburbs of St. Petersburg and in the Leningrad region. In addition, BCL rents local copper access lines from PTN to connect smaller customers and also has its own wireless local loop access for connecting customers in areas where PTN cannot provide service.

Customers and Marketing.    BCL's customer base consists of three main categories: (i) business customers, (ii) other telecommunications service providers, and (iii) travelers and other individuals.

BCL's business customer base is a mix of foreign companies and leading Russian businesses, typically active in international business and trading. BCL provides a full range of services and solutions to these clients, from basic telephony services to the provision of turn-key installations including office PBXs and LAN/WAN services.

BCL works with other carriers and service providers, both internationally and within Russia, providing them with a range of solutions including IP telephony, IP capacity, bandwidth and last mile service. BCL also houses and supports the Reuters financial information node in St Petersburg, as well as the Cable & Wireless Managed Private Line, ATM and Russia.net wholesale IP nodes.

Foreign tourist, travelers and local residents needing to make national and international telephone calls are also served by BCL's network of pre-paid and credit card payphones, located in the main tourist and transport centers of St. Petersburg as well as on the main highway to Finland and at the Russian-Finnish border crossings. In addition, BCL has successfully introduced a range of long-distance and international IP telephony calling cards, distributed through 300 dealer points in St Petersburg to local residents, students and tourists.

BCL provides a high level of service support and a single point of contact for all of its customers through its Russian and English speaking customer service team and also provides a 24 hours, 7 days per week bilingual helpdesk.

Competition.    BCL has licenses for the provision of dedicated and overlay telephony services, as well as for private lines, data and telematic services, including IP telephony. The licenses allow BCL to develop its services in St. Petersburg and the Leningrad region, as well as in Moscow for overlay telephony, private line, data and telematic services.

The major competitors to BCL are: (i) Equant; (ii) Sovintel; and (iii) Metrocom, which have all been expanding their network and commercial operations in St. Petersburg.

Telecom Georgia

Overview.    The Communications Group owns 30% of Telecom Georgia. Telecom Georgia is the primary international and long distance telephony service provider in Georgia, with more than 1,100 international channels and direct interconnect arrangements with major international long distance carriers including AT&T, Sprint, MCI Worldcom, British Telecom, Deutsche Telecom, France Telecom and Telecom Italia. Since Telecom Georgia commenced operations, long distance traffic in and out of Georgia has increased significantly as Telecom Georgia has expanded the number of available international telephone lines.

The government of Georgia has announced its intention to privatize its 51% stake in Telecom Georgia. The initial attempt to privatize was not successful and negotiations are currently underway between Telecom Georgia, a local operator, GEC, and the Ministry of Transport and Communications on a possible restructuring of the state interests in these companies.

Marketing.    Telecom Georgia markets its services on the basis of a strong advertising campaign, competitive tariffs and high quality service, focused equally on corporate and residential subscribers. In addition, Telecom Georgia, based on its internal marketing analyses, has made significant efforts to introduce new services such as ISDN and a prepaid card system.

Technology.    Telecom Georgia's long distance telecommunications network splits Georgia into eastern and western zones, with digital transit switches in each zone that are connected via SDH microwave. In turn, they are linked in Tbilisi with Intelsat and Turksat earth stations. Telecom Georgia plans to expand its microwave capability to Foti (where it can be connected with submarine cables, thereby reducing dependency on satellite connections) and further into eastern Georgia (which would permit a digital connection with neighboring Azerbaijan).

Competition.    Although Telecom Georgia remains the major provider of international and long distance services, barriers to entry to this market are very low and competition has increased significantly since the opening of the market in 1998. Currently there are several new entrants offering international telephone service, including Egrisi, Goodwillcom, and Global Erty. The Communications Group believes that Telecom Georgia competes primarily on the basis of tariffs, contractual relationships and aggressive marketing strategy. Although Telecom Georgia has maintained a significant market share in international and long distance telephony services in Georgia, its revenue stream has come under increasing pressure due to competition and downward pressure on termination rates.

During the third quarter of 2001, a Georgian government-owned telephone operator, GEC, indicated its intention to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to process a significant portion of its telephony traffic. GEC also obtained funding to procure telephony equipment enabling it to provide such services. The Communications Group believes that when GEC becomes fully operational in providing long distance services in 2002 it will have a significant competitive advantage over Telecom Georgia due to its customer base, brand, and country-wide and last mile capabilities.

Teleport-TP

Overview.    Through its wholly-owned subsidiary Technocom Limited, the Communications Group holds a 49.94% equity interest (56% voting interest) in Teleport-TP, a Moscow-based long distance and international operator targeting the commercial sector and other telecommunications operators with its satellite-based telecommunications services. Rostelecom, the primary national and international carrier in the Russian Federation, is the holder of a 44% voting interest in Teleport-TP.

Since 1994, Teleport-TP has operated an international telecommunications network providing dedicated voice, data and video services, as well as bandwidth, to Russian and foreign businesses and private telecommunications networks. As of December 31, 2001, Teleport-TP provided access to approximately 560 international digital circuits.

Teleport-TP has grown from being a provider of international telecommunications services via a single point of presence in Moscow to a company able to provide high-quality domestic and international long distance services in multiple locations across the Russian Federation and the CIS. Teleport-TP utilizes Western satellite capacity and technology and the Company believes that there is a largely untapped market for satellite-based services between various regions of the Russian Federation due to the current poor quality, or total absence, of terrestrial digital long distance lines in many areas.

Issues have recently been raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company increased its ownership interest in Technocom to 100%), and who undertook at the time of the merger, in exchange for compensation, to resign from all positions at Technocom (through which the Company holds part of its interest in Teleport-TP) and its subsidiaries, including Roscomm, apparently retained the position of sole director of Roscomm following the merger, and continues to retain that position. The individual has recently claimed that, in his capacity as sole director of Roscomm, he pledged Roscomm's 10% interest in Teleport-TP to a Panamanian company (believed to be related to the individual) as security for payment of certain financial obligations he appears to have created between Teleport-TP and the Panamanian company. The Company believes that the individual in question not only has wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement, but that the alleged pledge (undisclosed until recently) of Roscomm's 10% interest in Teleport-TP represented self-dealing and is invalid and unenforceable under applicable law. Negotiations with the individual have so far failed to result in a solution acceptable to the Company. The Company believes that it retains the legal right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP; the Company believes that it has strong legal positions in relation to those issues, and is prepared to take all legal steps necessary to protect and assert its rights in Roscomm and Teleport-TP. There can be no assurances, however, that these issues will be resolved quickly or in the Company's favor, or that these issues will not have an impact on the Company's ability to control Teleport-TP.

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

Teleport-TP's long distance services are being targeted to high volume customers requiring high quality, reliable long distance service across the Russian Federation. Targeted customers include: (i) regional and local public telephone companies (Electrosviaz); (ii) private wireless, wireline, data and other network operators; and (iii) corporate users. Teleport-TP acts as a "carrier's carrier" to public telephone companies and wireless, wireline and other operators. Teleport-TP provides these operators with long distance and, in many cases, international access via its dedicated network so that these operators can provide high quality access to their own customers. As of December 31, 2001, Teleport-TP had a total of 34 clients for the long distance service, of which 23 were regional telephone network operators and the balance were corporate clients.

Technology.    Teleport-TP's dedicated international telecommunications network consists of an earth station, an international gateway switch and fiber optic cable. These network facilities are owned by Technocom and leased to Teleport-TP. The earth station consists of three Standard-A 18.3 meter antennas linked to three Intelsat satellites operating in C band and one 13 meter Hughes Networks dish linked to a Intelsat satellite operating in ku-band. Fiber optic cable links Teleport-TP's switch with its principal customers, including the national network of Rostelecom, the national television switching center, and a number of business parks, overlay network operators, and state-owned utilities located in Moscow and the Moscow region.

Customers on Teleport-TP's long distance network—public and private telecommunications companies—have the choice of taking permanent leased circuits or switched circuits, depending on their requirements. In addition, corporate customers now have the ability to create their own private networks throughout the Russian Federation using this combination of permanent and switched circuits. The system is designed to be flexible, allowing for timely installation of antennas at regional sites without altering the existing network configuration. Additional channel units can be quickly installed at existing sites should demand increase. The network has full mesh topology allowing customers in remote sites to connect with other remote sites without going through a central hub station, thus avoiding a "double-hop" on the satellite. This offers considerable improvement over traditional "star" configuration satellite-based systems.

Competition.    In providing international circuits and direct dial services in Moscow, Teleport-TP faces competition from a number of operators offering similar services. Such operators, including Comstar, Combellga, Telmos and Sovintel, are primarily targeting Russian and foreign businesses in the city, replicating the services that Teleport-TP is providing in Moscow. In terms of providing international circuits, Teleport-TP faces direct competition from the Russian Space Communications Corporation, the state owned operator which uses both Intelsat and Russian satellites, and indirectly from Rostelecom, which owns capacity in and operates the international cable facilities connecting the Russian Federation to the telecommunications networks of the major global carriers.

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

Teleport-TP also faces competition from other Western-financed entities seeking to provide various forms of higher bandwidth voice and data communications services throughout Russia, including: (i) TeleRoss, a subsidiary of Golden Telecom, which is offering service in 12-15 cities using the Russian domestic satellite systems; (ii) Rosnet, a provider of data network services; (iii) Aerocom, a satellite and fiber optic-based carrier's carrier based in Moscow, which provides international circuits via the Russian Express satellite network; (iv) Belcom, a private carrier providing international point-to-point leased circuits to oil and gas companies in remote locations throughout the Russian Federation and secondly closed user group services to communities of interest; and (v) Moscow Teleport, a satellite based provider of services targeted at the corporate user.

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

MTR-Sviaz commenced operations in 1996 with the initial network program encompassing the installation of a 10,000 line Siemens exchange as a central switching node on the existing Mosenergo telecommunications network.

Caspian American Telecommunications

The Communications Group holds a 37% interest in Caspian American Telecommunications ("CAT"), a business venture providing wireless local loop telephone services in the Republic of Azerbaijan. To date, the venture has captured an insignificant share of the market in Azerbaijan and has incurred substantial losses.

CAT's operating license expired on July 27, 2001, and although the venture applied for its renewal, the Ministry of Communications has not yet issued a new license. See "—Licenses."

Internet-Based Services

In the last several years, the Communications Group has expanded its strategy to include development of Internet-based services. Such services represent a new form of communications and provide a basis for various forms of electronic commerce among enterprises and with the consuming public. The Communications Group believes that the Internet provides an extremely economical means for multi-media communications and e-commerce.

Russia and Central and Eastern Europe

FX Internet.    In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet ("FX"), a leading ISP, web hosting and domain registration service in Romania. It currently serves over 11,000 Internet customers in six provinces via a variety of technical platforms including: fixed broadband wireless, cable modems, leased lines and dial-up modems. In December 2000, FX Internet was awarded licenses to operate 3.5 Ghz fixed wireless high speed Internet services in five cities of Romania, including Bucharest. During 2001, FX expanded its operations to Targu-Mures and Deva where Romsat has large cable networks. At the end of 2001, FX launched broadband services using the 3.5 Ghz frequency in Bucharest.

The Communications Group paid $2.5 million for its 70% interest in FX, $2.0 million of which was paid to the existing shareholders and $0.5 million of which will be used to expand FX's network and launch additional marketing campaigns. See "—Cable Television—Internet Services."

Radio Portal Development.    The Communications Group has commenced the roll out of three national language portal websites affiliated with its radio stations in Estonia, Russia and Hungary. Despite delays, the Communications Group continues to plan to roll out additional national language portal websites in Latvia, Bulgaria, Finland and the Czech Republic, and using the marketing power of its 16 radio stations in Central and Eastern Europe and the CIS, to create the first transnational network of localized, consumer-oriented entertainment portals in this part of the world.

The portal UnoWeb features all the functionalities of a general portal site including real time updates of local and international news, search engines, classified and personal sections, TV and radio schedule information, SMS (short messaging service), forums and chat rooms. Users can access real time information about a song playing on the appropriate local Communications Group radio station, including information on the artist, engage in voting and polling, and purchase CDs on-line. Users also have the ability to listen to the latest newscast, updated every half hour. This service will be extended to provide mobile users the ability to access this information and more, using WAP (wireless access protocol) services. Additionally, the portal offers access to the extensive music archive of the Communications Group's radio stations through its proprietary streaming music service which allows users to create an unlimited number of personalized radio channels.

This proprietary software, along with the other software which forms the basis of the portal, was developed by the Communication Group's software development center and all rights to the software are held by the Communications Group. This software will form the basis of the development and rollout of the Communications Group's portal network. UnoWeb is an advertising and e-commerce supported business. In addition to offering banner ad and opt-in email advertising services to local, regional and international advertisers, the radio portal has peering agreements with other sites such as AltaVista, Rolling Stone, CDNow, and others enabling the portal to generate revenues each time these sites are accessed via the portal.

Yellow Pages.    As part of its general customer services, Yellow Pages in St. Petersburg has created a full on-line directory. The integrated city maps within the site interact with the database resulting in a unique website for that market. Since its launch in September 2000, the website (Yell.ru) has had a high growth rate; it is now the leading directory site in Northwest Russia and the only bi-lingual directory site in the CIS. Yell.ru is extending its database capability to include Moscow, the northwest region of Russia and other significant industrial centers across the CIS. The site also broadens the Yellow Pages product range—with increasing customer demand in the areas of web design, programming/software consulting and search engine development.

Other Telephony-Related Business

Yellow Pages.    Yellow Pages, in which the Communications Group holds a 100% interest, is the owner of a comprehensive database of Russian and foreign businesses in St. Petersburg and publisher of what is primarily a business to business directory. Yellow Pages' full-time employees handle all of the graphic design and database management. The Communications Group utilizes the database of Yellow Pages for the benefit of PeterStar and BCL, particularly in achieving more effective target marketing and in operator services.

Yellow Pages has also created an on-line, bi-lingual directory, integrated with unique, fully interactive city maps.

Cardlink.    Cardlink is a business that utilizes proprietary wireless technology owned by the Communications Group, targeted initially at the processing and management of wireless electronic payment transactions. Cardlink ZAO first introduced this technology in Moscow, but it has potential additional applications in Russia and Eastern and Central Europe. Cardlink has entered into agreements with several Russian banks for the processing of card transactions, and the card processing network commenced operations in June 2000, processing point of sale transactions for a Russian bank.

Although initially targeted as wireless card verification transactions with banks and credit card issuers, the Cardlink technology can be applied to developing and implementing other wireless data communication network infrastructures where conventional telephone networks are either non-existent or poor in terms of coverage and availability. Cardlink has also entered into an agreements in the United Kingdom and Poland to utilize the Cardlink technology in the recharge of prepaid mobile phones and is exploring the commercial development of other applications using this technology.

Cable Television

Overview.    The Communications Group commenced offering cable television services in 1992 through its business ventures Kosmos TV in Moscow and Baltcom TV in Riga, Latvia. The Communications Group currently has interests in 11 cable television networks in Eastern Europe and the CIS that reported 483,562 subscribers at fiscal year-end 2001, an increase of approximately 10% from 440,045 subscribers at fiscal year-end 2000. This follows a 12% increase in subscribers in 2000 from fiscal year-end 1999.

In 2001, the Communications Group's cable ventures focused on re-marketing its existing microwave multipoint distribution systems ("MMDS") and cable television networks and completed the launch of a digital cable television network at Kosmos TV in Moscow, Russia. The cable ventures continued to grow their wired cable business through network construction and finished the year with approximately 1.2 million homes passed by a fixed wireline network service. Of the 12 markets in which the Communications Group currently operates, nine offer both fixed wireline and wireless cable television services. Approximately 85% of the cable group's subscribers are now serviced by fixed wireline cable television services.

The cable ventures also continued to upgrade their wireline networks to offer Internet services via cable modem. Also in the Internet area, the Communications Group's cable television business in Romania is working with the recently acquired FX Internet in that country to enhance the product offerings of both businesses. During 2002, Romsat in Romania expects to roll-out the offering of bundled Cable TV and Internet services in its three major city networks. See "—Internet Services."

In September 2000, the Communications Group increased its share of Ayety TV in Tbilisi, Georgia from 49% to 85% by acquiring shares from a local partner. In early 2002, MITI increased its ownership stake in the MMDS operator Teleplus in St Petersburg to 51%.

At Teleplus, total channels have been increased from 8 to 18, substantially improving the quality of service that Teleplus is able to provide, leading to an increase in demand. In conjunction with this, Teleplus also gained licences for the construction of a wire network for two districts of St Petersburg totalling 270,000 homes and received additional licences to provide both data and VoIP services over this network in addition to cable TV. An initial 30,000 home network was constructed during the fourth quarter of 2001 and the Communications Group expects to continue this development in 2002.

While the Communications Group's cable television systems are generally leading providers of multi-channel television services in each of its markets, in many markets there are several small undercapitalized wireline competitors. The Communications Group continues to believe that there are additional acquisition opportunities in several of its markets and intends to pursue the acquisition of select competitors, subject to the availability of financing for such acquisitions.

The Communications Group believes that there is strong demand for multi-channel television services and for improved channel reception in the markets where its business ventures are operating. This demand has been fueled by the historical lack of quality local television and alternative entertainment options in these markets and poor television transmission infrastructure, combined with an increasingly sophisticated level of viewer demand for thematic cable programming in the local language. This growing appetite for multi-channel television has been recognized by some of the world's premier broadcasters who revolutionized the Eastern European market in recent years by launching localized versions of their internationally recognized programming. These channels include Eurosport, Nickelodeon, The Discovery Channel, The Hallmark Entertainment Network, MTV, the National Geographic Channel and Fox Kids, with which the Communications Group has programming arrangements. In addition, an increasing number of programming providers now see Russia and the CIS as an attractive market for future growth and the Communications Group anticipates launching a number of new channels over the course of the next year.

Application of New Broadband Communication Technologies.    The Communications Group believes that its cable ventures are well positioned to take advantage of the migration from dial-up to broadband Internet usage over the next five years, subject to regulatory and licensing restrictions.

Internet usage is growing rapidly in Eastern Europe and there are few broadband alternatives and poor local loop infrastructures in the markets in which the Communication Group's cable ventures are located. The Communications Group believes that bundled video, data and voice services will be an attractive offering compared to traditional network services. The Communications Group is currently upgrading certain of its wired cable networks to hybrid fiber coaxial ("HFC") networks in order to prepare its businesses to offer advanced services. These advanced services are expected to provide significant new revenue streams to supplement the normal television services, without substantial new investment by the ventures.

A number of the Communications Group's cable television companies, including Ayety TV and Kamalak TV, have been operating without a current license while they await a renewal of their expired licenses by the licensing authorities. Certain other Communications Group's cable television companies, including Alma-TV and Kosmos TV, have had their licenses renewed in 2002 temporarily while these Ventures are attempting to secure regular term licenses from the regulatory authorities. See "—Licenses."

Digital Television Services.    The Communications Group introduced digital television services in Moscow in December 2000, utilizing the existing MMDS already in place. Digital television services increased the channel offering from 19 to 60, while also improving picture quality and encryption security. The MPEG-2 platform adopted by Kosmos TV will allow the venture to eventually expand to up to 200 digital channels without being forced to acquire new frequencies. The digital platform will allow Kosmos TV to continue to offer more channels and digital music services with CD quality sound, and in the future, subject to available financing, pay-per-view services and interactive TV services.

Internet Services.    The Communications Group's cable television business ventures restructured their high speed Internet access offerings in Romania and Latvia and expects these services to grow as a result of decreased modem prices through the adoption of the DOCSIS 1.1 standard on its networks. The Communications Group is planning to roll out Internet services on its wired cable networks throughout the year in a number of its existing markets, as part of its ongoing network upgrades. In 2001, Internet services were launched on the Communication Group's wired networks in Romania and Moldova. In addition, the Communications Group is working with equipment manufacturers to introduce high speed Internet access through its existing microwave multipoint distribution systems. This form of wireless Internet provides great advantages in reaching business customers not reached by high speed cable or DSL services and providing them with one data service in multiple locations.

In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet. FX Internet will enable the Communications Group to offer bundled TV and Internet services to Romsat TV's approximately 100,000 existing customers with competitive advantages, such as tiers of service and discounts, that other operators in the Romanian market are currently unable to duplicate. The transaction is expected to enhance the value of Romsat TV by allowing it to bundle services and facilitate Internet and portal development in Romania. See "—Internet-Based Services—Russia and Central Europe—FX Internet."

Technology.    The Communications Group's cable television business ventures utilize three possible distribution technologies: wireline cable, microwave multipoint distribution, or a hybrid combination of microwave multipoint distribution and wireline cable in which microwave multipoint distribution acts as a backbone to deliver programming to wireline cable networks for further distribution to the customer. All three distribution technologies allow for the introduction of broadband services.

The Communications Group believes that microwave multipoint distribution is a cost-effective technology to utilize for the delivery of multi-channel television services in these markets because (i) the initial construction costs of a microwave multipoint distribution system generally are significantly lower than wireline cable or direct-to-home satellite transmission, (ii) the time required to construct a wireless cable network is significantly less than the time required to build a standard wireline cable television network covering a comparably-sized service area, (iii) the high communications tower typically utilized by the microwave multipoint distribution system combined with the high density of multi-family dwelling units in these markets gives the microwave multipoint distribution systems very high line of sight penetration and (iv) in a hybrid network area the wide geographic reach of the microwave signal covers those areas not covered by the wired network.

Programming.    The Communications Group believes that programming is a critical component in building successful cable television systems. The Communications Group currently offers a wide variety of programming including English, French, German, Romanian and Russian programming, most of which is now dubbed or subtitled into the local language. In order to maximize penetration and revenues per subscriber, the cable television business ventures generally offer multiple levels of service including, at a minimum, a "lifeline" service, a "basic" service and a "premium" service. The lifeline service generally provides programming of local off-air channels and an additional two to four channels such as MTV-Europe, Eurosport, Nickelodeon, VH-1, Cartoon Network, CNN International, and Discovery Channel. The basic and premium services generally include the channels which constitute the lifeline service, as well as an additional number of satellite channels and a movie channel that offers recent and classic movies. The content of each programming tier varies from market to market, but generally includes channels such as MTV-Europe, Eurosport, Nickelodeon, National Geographic, Cartoon Network, ESPN International, CNN, Star TV, and Discovery Channel. Each tier also generally offers local programming.

Marketing.    The Communications Group offers several tiers of programming in each market and strives to price the lowest tier at a level that is affordable to a large percentage of the population and that generally compares in price to alternative entertainment products. Each cable television business venture also targets its cable television services toward foreign national households, embassies, foreign commercial establishments and international or local hotels. The Communications Group believes that a growing number of subscribers to local broadcast services will demand the superior quality programming and increased viewing choices offered by its cable television service. Upon launching a particular system, the Communications Group uses a combination of telesales, door-to-door sales, direct marketing event sponsorships, billboard, radio and broadcast television advertising to increase awareness in the marketplace about its services.

Competition.    The cable TV industry in Eastern Europe and the CIS, although still less developed than in the United States, is emerging as one of the key elements of the region's telecommunications sector. Similar to developments in the U.S. and Western Europe, the Company expects cable television to become a broadband alternative to the existing telephone networks.

Each of the Communications Group's cable television systems currently compete with a number of entities in their markets, including other cable television operators, direct-to-home satellite providers and over the air broadcast television.

In addition, as the Internet gains popularity in the countries of Eastern Europe and the CIS, the Communications Group believes that cable television will be able to attract increasing capital, including capital from Western investors. Major telecommunications companies may enter the cable television market to utilize the broadband advantages of the cable systems' wired networks because the poor quality of much of the telephone networks in the region makes cable television's advantages there even more significant than in the United States. As a result, the Communications Group's cable television business ventures may face competition from international and local companies with greater capital resources and experience than the Communications Group.

The Company's cable television ventures endeavor to compete in their markets on the following bases:

  •
  Quality of programming line-ups: The Communications Group offers quality programming and has established key relationships with many international programming providers.

  •
  Price of services: The Communications Group provides tiered pricing and services to allow for a low entry point and an upgrade path for higher levels of services, with the planned generation of much higher average revenue per subscriber than its competition. Most business ventures have a basic package at the same rate or slightly lower than competing services.

  •
  Customer service: The Communications Group provides superior customer service by employing proven western style management techniques and by installing modern western subscriber management software and customer care centers into its businesses.

  •
  Bundled Internet (dial-up and broadband) and CATV services: Management believes that the business ventures' subscriber bases are the broadest demographic group from which to market additional services. The network's are well positioned in capital cities with the highest rate of Internet usage in their countries.

  •
  Barriers to entry: The Communications Group pre-wires certain geographic areas to create a barrier to entry in locations where it perceives a competitive threat.

Radio Broadcasting

Overview.    The Communications Group entered the radio broadcasting business in Eastern Europe through the acquisition of Radio Juventus in Hungary. Today, the Company is a leading operator of radio stations in Central and Eastern Europe and the CIS, with well established brand names in a number of key markets in the region, including Moscow, St. Petersburg, Prague, Budapest, Riga and Tallinn. The Communications Group owns and operates, through business ventures, 20 radio stations, including interests in radio stations and licenses in Finland and Bulgaria acquired in late 2000 and early 2001.

The Communications Group's radio broadcasting strategy is to own and operate leading radio stations in markets with high growth potential in Central and Eastern Europe and the CIS. In addition, the Communications Group has launched Internet portals in Estonia, Hungary and Russia. These portals are managed as additional marketing channels complementary to the respective radio operations and benefiting from content and cross marketing synergies. The oldest of these portals, which was launched in Estonia in late 2000, has become a leading entertainment portal in the country and provides an additional revenue stream, interactivity and marketing opportunities to the Group's six radio stations. The Communications Group plans to capitalize on the experience gained in Estonia to bolster the internet activities in Hungary and Russia, as well as to launch similar portals in Bulgaria, Finland, and other markets where synergies with existing Metromedia radio stations can be expected.

The portals, branded as unoweb, feature all the functionalities of a general portal site including real time updates of local and international news, search engines, classified and personal services, TV and radio schedule information, SMS text services, forums and chat rooms. Users can access real time information about the song and artist currently playing on the appropriate local radio stations, engage in voting and polling, and purchase CDs on line. Additionally, the portal offers access to the extensive music archive of the Communications Groups' radio stations through it's proprietary streaming music service which allows users to create an unlimited number of personalized radio channels.

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

Programming.    Programming in each of the Communications Group's markets is designed to appeal to the particular interests of a specific demographic group in such markets. The Communications Group's radio programming formats generally consist of popular music from the United States, Western Europe and the local region. In several of markets, programming consists of music exclusively in the local language. News is delivered by local announcers in the local language and announcements and commercials are locally produced.

The Communications Group places a strong emphasis on programming research in each of its radio markets. When entering a new market, the Communications Group uses extensive market research to discover uncatered for programming niches in that market. The existing radio stations use programming research to ensure that they maintain their strong appeal to the target audiences. In addition, the Communications Group has developed proprietary software and hardware for programming and music research which is used by its radio stations at no cost.

By developing a strong listener base comprised of a specific demographic group in each of its markets, the Communications Group believes it will be able to attract advertisers seeking to reach these listeners. The Communications Group believes that the technical, programming and marketing expertise that it provides to its business ventures enhances the performance of the business ventures' radio stations.

Marketing and Advertising.    Radio station programming is generally targeted towards that segment which the Communications Group believes to be the most affluent within the 25-to-55-year-old demographic in each of its radio markets. Each station's format is intended to appeal to the particular listening interests of this consumer group in its market. This focus is intended to enable each business venture to present to advertisers the most desirable market for the advertisers' products and services, thereby heightening the value of the station's commercial advertising time.

Advertising on the Communications Group's radio stations is sold to local, national and international advertisers. The radio stations handle their advertising sales through a combination of in-house sales staffs and outside sales representative firms, with most stations handling a majority of sales through their in-house departments. By emphasizing the role of in-house sales departments, the Communications Group aims to establish long-term relationships between each radio station and its advertising clients, which usually result in increased loyalty toward the radio station and in achieving a share of the advertising market which exceeds the respective radio station's share of the audience.

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

For the most part, the Company's radio stations compete with other radio stations and other advertising media on the basis of the cost to the advertiser per targeted consumer reached. The radio stations that have the greatest reach generally obtain the highest rate. In addition, certain demographic groups (usually men or women age 25-to-55, with certain variations among the different markets) are favored by advertisers. The Company's radio stations are generally programmed to reach the highest rated demographic groups in their markets.

Radio stations may experience further competition from other media. As private cable television stations emerge in Eastern Europe and the CIS, the Company expects that such systems will drive the price of television advertising down, thus competing directly with radio stations for advertising revenues. In addition to broadcast television, print media, and outdoor advertising, the Communications Group believes that the Internet will also attract a portion of advertising expenditures in each market.

Paging

The Communications Group's paging businesses were established to provide traditional paging services. The underlying premise for the paging business had been the availability of service to mobile subscribers at a price significantly lower than alternative mobile messaging services. When the Communications Group entered the paging business, the price for wireless telephony was significantly higher than present. Paging services were then a viable, low cost alternative to GSM wireless telephony and customers could receive messages and information via the pager at a fraction of the cost of GSM wireless service.

However, the Communications Group's paging businesses have experienced increasing competition from wireless telephony in the markets in which they operate, and this competition has called into question the viability of many of the paging operations. Consistent with the Company's strategy to maximize its greatest value for the capital employed, in 1998 the Communications Group developed a revised operating plan to stabilize the operations of its paging business ventures. Under the revised plan, the Communications Group managed its paging businesses to a level that would not require significant additional funding for their operations.

Despite a number of operating and marketing initiatives to diminish the effects of the increased competition, including calling party pays, the paging operations have continued to generate operating losses. In the current environment, the potential for commercially viable operations in most of the markets the Communications Group's paging operations compete continues to appear very limited. The Company is not providing funding to the paging ventures.

China

Through its majority-owned subsidiary Metromedia China Corporation ("MCC"), the Communications Group has been developing enterprises in China engaged in providing software and Internet-enabled application services to Chinese and foreign or foreign-invested companies.

MCC's interests include:

  •
  Huaxia Metromedia Information Technology Co., Ltd. ("Huaxia"), a wholly foreign-owned enterprise in China. Huaxia's approved scope of business is to develop and operate information systems supporting electronic trading and commerce activities of China-based corporate clients.

  •
  Clarity Data Systems Co., Ltd. ("Clarity"), a wholly foreign-owned enterprise of MCC in China. Clarity's approved scope of business is to provide database management and related application services and software, focused on direct marketers and retailers selling to China's consumer markets.

  •
  Metromedia Health Information Systems Co., Ltd. ("MHIS"), a wholly foreign-owned enterprise of MCC in China. MHIS's approved scope of business is to provide database management and related application services and software addressing the needs of Chinese health care providers.

MCC had previously undertaken development of telecommunications services ventures in China and also pursued development of information content and consumer e-commerce services lines of business. The telecommunications ventures were liquidated in 1999 and 2000 after promulgation of a Chinese government mandate prohibiting foreign investment in such service providing ventures. MCC operated 66cities.com, a Beijing-based content and e-commerce provider, from mid-2000 through year-end 2001. At the end of 2001, MCC transferred the principal contracts and assets of this business to concentrate its resources solely on development of commercial application service provider lines of business.

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

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2001, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group's business ventures will expire during 2002. The Company's business ventures will apply for renewals of their licenses. However, there can be no assurance that these licenses will be renewed. See "Risks

Associated with the Company—The government licenses on which the Communications Group depends to operate many of its businesses could be cancelled or not renewed, which would impair the development of its services."

The Communications Group's telephony venture in Azerbaijan, Caspian American Telecommunications ("CAT") is currently operating without a license. CAT's operating license expired on July 27, 2001, and the venture applied for its renewal. However, the Ministry of Communications has been delaying the issuance of a new license to CAT pending the resolution of certain issues relating to CAT's network. Although the venture has been allowed to operate, there can be no assurance that the new license will be eventually issued, and the venture may have to terminate its operations in the event an enforcement action is taken against it.

The Communications Group's cable venture in Georgia, Ayety TV, is currently operating without a license for certain (but not all) of its channels. The venture had previously been using the channels which had been licensed to another shareholder in the venture. Despite efforts to do so, Ayety TV is unable to apply for the license in its own name, because the governmental licensing agency is not currently accepting license applications. The venture has been given oral assurances that the licenses will be granted, but no assurance can be made that they will be issued. In the event that the venture does not receive the licenses and enforcement action is taken against Ayety, the venture would be able to continue to operate, but would be permitted to broadcast over fewer channels, thereby reducing the venture's revenues and results of operations.

The Communications Group's cable venture in Kazakhstan, Alma-TV has applied for the renewal of its license to operate a MMDS cable network in Almaty and the Almaty Region. This license expired on March 5, 2002, and the Kazakh government initially refused to extend the license, subsequently granting Alma-TV a temporary license through July 1, 2002. In the event the Kazakh government does not renew Alma-TV's operating license on July 1, 2002, the venture would not be able to continue operations.

The Communications Group's cable venture in Uzbekistan, Kamalak TV is currently operating without a license for its MMDS cable network. Kamalak TV has applied for a renewal of its license but has not yet received a formal response from the Uzbek government. While its application for renewal of the license has been pending, Kamalak TV was informally advised that its new license would be issued, but no assurance can be made that it will be issued.

The broadcasting license for Kosmos TV, the Communications Group's cable venture in Moscow, expired in October 2001. Kosmos TV applied for a renewal of the license, but because of recent changes in the Russian State Law on Licensing, the Ministry of Press initially refused to renew the license and, on March 5, 2002 extended the Broadcasting License only until October 31, 2002 in order to further study the licensing requirements under the new Russian law. The law was recently amended to apparently not require broadcasting licenses for cable ventures, effective February 2002. Therefore, the position of Kosmos TV's broadcasting license is uncertain at the present time, but it would appear that, assuming that the broadcasting license is renewed as of November 1, 2002, any exposure for a lack of license would cover only the period from November 2001 through January 2002. Kosmos TV is continuing to work to ensure that it obtains whatever license or license renewal is required, but there can be no assurance that any required license or license renewal will be issued. No enforcement action has been taken or threatened against the venture. In the case of an enforcement action by the authorities, the Communications Group believes that the lack of a broadcasting license would affect only its broadcasting of one channel of original programming and not the transmission of its cable service generally. However, the regulatory framework is sufficiently unclear that we cannot assure you that there would not be a material adverse effect on Kosmos TV if enforcement action were taken.

Liquidity Arrangements

While in a number of cases the Communications Group owns less than 50% of the equity in a business venture, in general the objective of the Communications Group is to hold a greater than 50% interest in the business ventures in which it invests. The balance of the equity in its business ventures is usually owned by one or more local entities, at times a government-owned enterprise or a formerly government-owned enterprise which has been privatized. In some cases the Communications Group owns or acquires interests in entities (including competitors) that are already licensed and are providing service. Each business venture's day-to-day activities are managed by a local management team selected by its board of directors or its shareholders. In many cases, the Communications Group designates one or more of its personnel to work with the business venture, in some instances actually seconding an individual to a specific business venture. The operating objectives, business plans and capital expenditures of each business venture are approved by its board of directors, or in certain cases, by its shareholders. In some cases, an equal number of directors or managers of the business venture are selected by the Communications Group and its local partner. In other cases, a different number of directors or managers of the business venture may be selected by the Communications Group on the basis of its percentage ownership interest.

In certain cases, the credit agreement pursuant to which the Company loans funds to a business venture provides the Company with the right to appoint the general manager of the business venture and to approve unilaterally the annual business plan of the business venture. These rights continue so long as amounts are outstanding under the credit agreement. In other cases, such rights may also exist by reason of the Company's percentage ownership interest in the business venture or under the terms of the business venture's governing instruments.

See "Risks Associated with the Company—The Communications Group is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on these investments."

The Communications Group's business ventures in Eastern Europe and the CIS are limited liability entities which are permitted to enter into contracts, acquire property and assume and undertake obligations in their own names. Because these business ventures are limited liability companies, the business ventures' equity holders have liability limited to the extent of their investment. However, see "Risks Associated with the Company—Russian law may hold the Communications Group liable for the debts of its subsidiaries, which could have a material adverse effect on its financial condition." Under the business venture agreements, each of the Communications Group and the local business venture partner is obligated to make initial capital contributions to the business venture. In general, a local business venture partner does not have the resources to make contributions to the business venture in cash. In such cases, the Company establishes an agreement with the business venture whereby, in addition to cash contributions by the Company, both the Company and the local partner make in-kind contributions (usually communications equipment in the case of the Company and frequencies, space on transmitting towers and office space in the case of the local partner), and the business venture signs a credit agreement with the Company pursuant to which the Company loans the business venture certain funds. Typically, such credit agreements provide for interest payments to the Company at rates ranging generally from prime to prime plus 6% and for payment of principal and interest from 90% of the business venture's available cash flow. Prior to repayment of its credit agreement, a business venture is significantly limited or prohibited from distributing profits to its shareholders.

A number of the Communications Group's business ventures, notably PeterStar, Comstar, and most of the radio stations, have become self-financing and no longer require financial support from the Group.

In addition to repayments under its credit agreements, the Company may also receive distributions from the business venture. Where these distributions are of profits, they will be made on a pro rata basis to the Company and its local partners in accordance with their respective ownership interests.

In addition to loaning funds to the business ventures, the Communications Group often provides certain services to the business ventures for a fee. The Communications Group does not usually require start-up business ventures to reimburse it for certain services that it provides such as engineering advice, assistance in locating programming, and assistance in ordering equipment. As each business venture grows, the Communications Group institutes various payment mechanisms to have the business venture reimburse it for such services where they are provided. The failure of the Company to obtain reimbursement of such services could have a material impact on the Company's results of operations.

Under existing legislation in certain of the Communications Group's markets, distributions from a business venture to its partners (including payments of fees) are subject to taxation. The laws in the Communications Group's markets vary markedly with respect to the tax treatment of distributions to business venture partners and such laws have also recently been revised significantly in many of the Communications Group's markets. There can be no assurance that such laws will not continue to undergo major changes in the future which could have a significant negative impact on the Company and its operations.

Snapper

General.    Snapper manufactures Snapper® brand power lawn and garden equipment for sale to both residential and commercial customers. The residential equipment includes self-propelled and push-type walk behind lawnmowers, rear engine riding lawnmowers, front and mid zero turn radius lawn equipment, garden tillers, snow throwers, and related parts and accessories. The commercial mowing equipment includes commercial quality self-propelled walk-behind lawnmowers, and wide area walk-behind mowers and front- and mid-mount zero turn radius lawn equipment. In 2000, Snapper introduced a new Grounds Cruiser® utility vehicle, which is marketed to residential and commercial users. The percentage of the Company's consolidated revenues from Snapper's operations for 2001, 2000 and 1999 were 56%, 52% and 81%, respectively.

Marketing and Distribution.    Snapper products are premium-priced, generally selling at retail from $300 to $11,200. Snapper sells to and supports directly an approximately 3,900-dealer network for the distribution of its products. Snapper distributes these products through facilities in McDonough; Georgia totaling 377,000 square feet and other leased warehouse facilities in Grand Prairie, Texas, Reno, Nevada; and Greenville, Ohio to better serve growing customer needs. Snapper also sells its products through foreign distributors.

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

In the first quarter of 2000, Snapper notified certain of the commissioned distributors and commissioned agents that it would not be extending their existing contracts, which expired August 31, 2000. Snapper chose not to extend these agreements in order to obtain direct control over these territories, with a view towards improving profit margins in the future. This announcement negatively impacted sales during the remainder of 2000. In addition, Snapper agreed to repurchase parts and accessories owned by the commissioned distributors whose contracts were not extended. In the third quarter of 2000, Snapper also introduced a Grounds Cruiser® utility vehicle which was developed for sale to landscapers, ranchers, farmers and homeowners with large acreage.

On September 19, 2000, Snapper announced that it had reached agreement with Wal-Mart Stores, Inc., to sell several models of Snapper walk-behind mowers, lawn tractors and rear-engine riding mowers in approximately 2,000 of the Wal-Mart stores and Wal-Mart Supercenter locations in the U.S. Prior to entering into this arrangement, Snapper was becoming increasingly aware of the declining number of dealers in the lawn and garden industry, coupled with the strengthening popularity of home center stores and mass merchants and was seeking additional opportunities to promote and emphasize its relationship with its independent dealer network, which will continue to receive the complete Snapper line of residential and commercial equipment, snowthrowers, tillers and the utility vehicle, as well as handle all service requirements for Snapper equipment, including that which is sold through the Wal-Mart locations.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers, distributors and Wal-Mart prior and subsequent to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Sales are also influenced significantly by weather conditions that influence customer purchases of lawn and garden equipment. Specifically, drier weather tends to negatively impact sales of Snapper products.

Dealer and Customer Financing.    On August 24, 2001, Snapper signed a three-year agreement with Textron Financial Corporation ("Textron"), whereby Textron will make available floor plan financing to the dealers of Snapper's products. Under the terms of the agreement, Textron can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the dealer defaults. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing that Textron provides to dealers who do not meet Textron's credit requirements. These dealers would be identified on a dealer-by-dealer basis at Snapper's discretion. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of December 31, 2001, Snapper had agreed to indemnify Textron $0.2 million under this provision. At December 31, 2001, there was $13.2 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement.

In connection with the agreement, Snapper has provided a $0.1 million deposit that Textron will hold in an interest-bearing account for one year. At the end of the one-year period, if Snapper is in full compliance with all terms and conditions under the agreement, Textron will refund the deposit with interest.

The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper must maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least $16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in items (i) or (iv), Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in (iii) above, Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the

$2.5 million letter of credit described above. This letter of credit would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance.

As of December 31, 2001, Snapper was in compliance with all covenants under the Textron agreement. However, if in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the Textron agreement. See "Risks Associated with the Company—The Company may default under its Snapper credit facility or floor plan financing arrangement, which could materially and adversely affect its business strategy and results of operations."

Prior to the Textron agreement, Snapper had an agreement with another financial institution which made available floor plan financing for dealers of Snapper's products. This agreement provided financing for inventories and accelerates Snapper's cash flow. On March 15, 2001, Snapper received written notice from that financial institution, advising that it considered Snapper and the Company to be in default under the terms of the floor plan financing agreements as a result of claimed material adverse changes in their respective financial conditions. The financial institution also claimed that Snapper had defaulted under its agreement by failing to provide collateral to the financial institution, notwithstanding the fact that the agreement does not require the provision of collateral. The notice further advised that the financing relationship would be terminated as of June 13, 2001. Snapper and the Company disagreed with the basis for this action taken by the financial institution. On June 13, 2001, Snapper and the Company received written notice from the financial institution noting the financial institution would honor the remaining term of the agreement. The agreement expired December 31, 2001.

Snapper is proceeding with an orderly dealer by dealer transition from the portfolio of the previous financial institution to the Textron portfolio. Snapper anticipates this transition to be completed for the majority of its dealers in the second quarter of 2002.

On October 1, 2000, Snapper terminated its revolving credit arrangement with General Electric Credit Corporation and entered into an agreement under which Sheffield Financial Corp., in association with MBNA, would offer a credit program to the Snapper retail customers that allows for the payment of purchases over time. The Sheffield agreement was terminated in October 2001 and replaced by an arrangement with Conseco Finance Corporation that provides a revolving credit financing program to qualified customers of the Snapper dealers. Conseco is also licensed to use the SNAPPER trademark in connection with this arrangement. As was the case with the General Electric and Sheffield programs, all obligations of dealers and accountholders to the lender are non-recourse to Snapper.

Manufacturing.    Snapper manufactures its products in McDonough, Georgia at facilities totaling approximately 500,000 square feet. Excluding engines, transmissions and tires, Snapper manufactures a substantial portion of the component parts for its products. Most of the parts and materials for Snapper's products are commercially available from a number of sources.

Research and Development; Intellectual Property.    During the three years ended December 31, 2001, Snapper spent an average of $2.6 million per year for research and development. Although it holds several design and mechanical patents, Snapper is not dependent upon such patents, nor does it believe that patents play an important role in its business. Snapper does believe, however, that the registered trademark "Snapper®" is an important asset in its business. Snapper walk-behind mowers are subject to Consumer Product Safety Commission safety standards and are designed and manufactured in accordance therewith.

Competition.    The lawn and garden industry is highly competitive with the competition based on price, image, quality, and service. Although no one company dominates the market, the Company believes that Snapper is a significant manufacturer of lawn and garden products. A large number of companies, some of which are better capitalized than Snapper, manufacture and/or distribute products that compete with Snapper's, including The Toro Company, Lawn-Boy (a product of The Toro Company), Sears Roebuck and Co., Deere and Company, Ariens Company, Honda Corporation, Murray Ohio Manufacturing, Electrolux Home Products, (a division of White Consolidated Industries, Inc.), MTD Products, Inc. and Simplicity Manufacturing, Inc.

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not affected materially nor is it expected to affect materially Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 2001 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2001. As of December 31, 2001, the Company had a remaining reserve of approximately $2.0 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement that is subject to court approval, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve. However, see "Risks Associated with the Company—The Company could incur environmental liabilities as a result of its current operations and past divestitures, the costs of which could materially affect its results of operations."

Employees

As of March 1, 2002, the Company and its consolidated subsidiaries had approximately 2,750 regular employees. Approximately 350 of these employees were represented by unions under collective bargaining agreements. In addition, our unconsolidated business ventures had approximately 3,300 employees at March 1, 2002. The Company believes that its employee relations are generally good.

Segment and Geographic Data

Business segment data and information regarding the Company's foreign revenues by country/geographic area are included in Notes 4, 5 and 12 in the Notes to Consolidated Financial Statements included in Item 8 hereof.

Risks Associated with the Company

Our auditors have issued a "going concern" audit opinion.

Our consolidated financial statements as of December 31, 2001 have been prepared on the assumption that we will continue as a going concern. Our independent accountants have issued a report dated April 18, 2002 stating that our recurring net losses and net operating cash deficiencies, and insufficient funds on hand to meet our current debt obligations raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of KPMG LLP. There can be no assurance that we will be able to continue as a going concern. If we are unable to do so, our common stock and preferred stock may have little or no value.

The Company has incurred significant losses from its continuing operations and is facing substantial liquidity issues in the coming year.

Many of the Communications Group's business ventures are still in the early stages of their development and the Communications Group expects to continue to generate losses as it continues to build-out and market its services. The Company has reported substantial losses from operations over the previous three years. For the years ended December 31, 2001, 2000 and 1999, it reported a loss from continuing operations before the cumulative effect of a change in accounting principle of approximately $246.2 million, $24.3 million and $129.2 million, respectively, and a net loss of $248.5 million, $24.3 million and $142.0 million, respectively. The Company expects to generate consolidated losses for the fiscal year ended December 31, 2002 and the foreseeable future.

The Company faces a number of liquidity issues in 2002. The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2001 and March 31, 2002, the Company had approximately $15.1 million and $7.3 million, respectively, in cash at its headquarters level.

Further, due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries cannot be readily accessed, if at all, for the Company's liquidity requirements. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources".

Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit as to which it can reduce its corporate cost structure without losing its ability to provide the appropriate level of management oversight. Based on the Company's current cash balances and projected internally generated funds, the Company believes that it will not be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales, or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes.

The Company has been exploring possible asset sales to raise additional cash and has been attempting to maximize cash distributions by its ventures to the Company. However, the Company cannot assure you that it will be successful in selling any of its assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company also is subject to legal and contractual restrictions, including under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sales of its assets or those of its business ventures or subsidiaries.

Item 1. Business

The Company is required to commence paying interest on its outstanding senior notes in 2002 and the Company's current financial resources will not be sufficient to meet this obligation.

In addition to its overhead costs and the need to support its operating ventures, the Company is required to commence paying interest on its outstanding 10 1/2% Senior Discount Notes beginning on September 30, 2002 and the semi-annual interest payment will be approximately $11.1 million. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007. The Company's cash flow and capital resources will not be sufficient to pay the interest on the 10 1/2% Senior Discount Notes.

As part of its discussions with third parties relating to its proposed restructuring, the Company has had discussions with the holders of its 10 1/2% Senior Discount Notes regarding possible restructuring of the obligations under those notes, but the Company cannot assure you that these discussions will result in a restructuring of its indebtedness. Further, any such restructuring, even if consummated, is likely to result in substantial dilution of our common stock and preferred stock.

Failure on the part of the Company to make any required payment of interest or principal on the 10 1/2% Senior Discount Notes would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. If this occurs, the Company would not be able to repay its debt and would likely not be to able borrow sufficient funds to refinance and may be required to take any of the other measures listed below.

If restructuring efforts are unsuccessful, we may be required to take certain other measures, including seeking protection under the United States Bankruptcy Code; holders of our Common Stock and Preferred Stock may be diluted or eliminated in connection with a bankruptcy filing.

If the Company is not able to favorably resolve the liquidity issues described above, the Company will be forced to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. If we file for bankruptcy protection, it is likely that our common stock and preferred stock will be substantially diluted if not eliminated entirely.

In addition, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries in the United States and/or in Eastern and Central Europe, which would force us to make one or more defensive voluntary filings of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and the success of any proposed restructuring transaction due to both the uncertainty created by foreign bankruptcy laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required.

The Company's current financial situation prevents it from pursuing its long-term business objectives, and it may be forced to significantly curtail its business objectives in the future; this may materially and adversely affect the Company's results of operations.

Many of the Company's business ventures operate businesses that require the investment of significant amounts of capital in order to construct and develop operational systems and market their services. Due to the Company's current financial situation, the Company does not have the financial resources to pursue its long-term business objectives, including satisfying the on-going working capital, acquisition and expansion requirements of its business ventures, and the Company cannot assure you that it will have adequate funds to pursue these objectives in the future. If adequate additional funds are not available, the Company may be required to curtail significantly its long-term business objectives and its results from operations may be materially and adversely affected.

We may be subject to a delisting action by the American Stock Exchange.

The closing price of our common stock has been below $1.00 since December 2001. Although we have not received any correspondence from the American Stock Exchange regarding a possible delisting of our common stock, there is a risk that we will receive such a letter during 2002 and that the American Stock Exchange will commence a delisting action against us. A delisting action by the American Stock Exchange would have a material adverse effect on the liquidity of our common stock and may have a material adverse effect on its trading value. We can provide no assurance that if our common stock is delisted, there will be any future trading market for our common stock.

The Company is dependent on repayments of principal and interest under credit agreements with its business ventures and subsidiaries, and on distributions from its business ventures and subsidiaries.

The Company is a holding company with no direct operations and no assets of significance other than the stock of its subsidiaries. As a result, the Company is dependent on repayments of principal and interest under its credit agreements with its business ventures and subsidiaries and on payment of fees for services provided by the Company to certain of its business ventures, as well as on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its obligations. The Company's business ventures and subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. In addition, Snapper, Inc.'s credit facility contains substantial restrictions on dividends and other payments by Snapper to the Company. Many of the Communications Group's business ventures are operating businesses in their early stages of development and are capital intensive businesses that do not generate substantial amounts of cash for distribution.

The Company has substantial debt which may limit its ability to borrow, restrict the use of its cash flows and constrain its business strategy.

The Company has substantial debt and debt service requirements. The Company's substantial debt has important consequences, including:

  •
  the Company's ability to borrow additional amounts for working capital, capital expenditures or other purposes may be limited,
  •
  a substantial portion of the Company's cash flow from operations is required to make debt service payments, and
  •
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

The indenture for the Company's outstanding 10 1/2% Senior Discount Notes contains a number of significant covenants. These covenants limit the Company's ability to, among other things:

  •
  borrow additional money,
  •
  make capital expenditures and other investments,

  •
  repurchase its own common stock,
  •
  pay dividends,
  •
  merge, consolidate, or dispose of its assets, and
  •
  enter into transactions with related entities.

If the Company fails to comply with these covenants, a default will occur under the indenture. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the debt would become immediately due and payable. If this occurs, the Company would not be able to repay its debt, and would likely, not be able to borrow sufficient funds to refinance. Complying with these covenants may cause the Company to take actions that it otherwise would not take, or not take actions that it otherwise would have taken.

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

The Communications Group also faces potential competition from competing technologies which could emerge over time in Eastern Europe, the CIS and other selected emerging markets and compete directly with its operations. For example, the Communications Group's paging businesses have found it difficult to effectively compete for traditional paging customers in markets where GSM technology exists.

In addition, the principal partners in certain business ventures and operating businesses, including PeterStar, ALTEL and Comstar, have interests that may conflict with those of the Communications Group and in certain instances could compete directly with the Communications Group and its businesses. This competition could seriously undermine the local support for the Communications Group's businesses, affect the results of operations in these countries and jeopardize the Company's ability to fully realize the value of its economic investments in these countries.

For example, Telecominvest, the other shareholder in PeterStar, launched a competing transit network in St. Petersburg in January 2001. The network is providing significant competition to the Group's network in this area. The Communications Group's wireless operator in Kazakhstan directly competes with the public switched telephone network of Kazakhtelekom, its partner in this operating business, as well as a recently established GSM mobile phone service business venture in which Kazakhtelekom has an interest. The Group's long distance network in Moscow is in direct competition with the long distance national network operated by Rostelecom, its partner in Teleport-TP, one of its Moscow-based telephony businesses.

As a further example, a Georgian government-owned telephone operator, GEC, indicated during the third quarter of 2001, its intention to offer services competing with those of Telecom Georgia. GEC had previously utilized Telecom Georgia to process a significant portion of its telephony traffic. GEC also obtained funding to procure telephony equipment enabling it to provide such services. The Communications Group believes that when GEC becomes fully operational in 2002 it will have a significant competitive advantage over Telecom Georgia due to its customer base, brand, country-wide and last mile capability.

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

The Communications Group's operating results are dependent upon its ability to attract and maintain subscribers to its telephony, cable and paging systems and the sale of commercial advertising time on its radio stations. This in turn depends on the following factors, several of which are beyond the Communications Group's control:

  •
  the general economic conditions in the markets where the Communications Group's cable, telephony, paging and radio businesses are located,
  •
  the relative popularity of the Communications Group's systems, including its radio stations,
  •
  the demographic characteristics of the potential subscribers to the Communications Group's systems and audience of its radio stations,
  •
  the technical attractiveness to customers of the equipment and service of the Communications Group's systems, and
  •
  the activities of its competitors.

The Communications Group cannot assure you that it will successfully complete the construction of its systems. The inability to do so would jeopardize licenses for its systems and provide opportunities to its competitors.

Many of the Communications Group's business ventures require construction of new systems and additions to the physical plants of existing systems. The Communications Group cannot assure you that this construction will be completed on time or within budget. Construction projects may be adversely affected by the Company's limited capital resources, cost overruns and delays not within the Communications Group's control or the control of its subcontractors, such as those caused by governmental changes, material or equipment shortages or delays in delivery of material or equipment. The failure to complete construction of a communications system on a timely basis could jeopardize the franchise or license for such system or provide opportunities to the Communication Group's competitors. Cost overruns may also obligate the Company to incur additional debt.

The government licenses on which the Communications Group depends to operate many of its businesses could be cancelled or not renewed, which would impair the development of its services.

Many of the Communications Group's business ventures operate under licenses that are issued for limited periods. The Communications Group's failure to renew these licenses could have a material adverse effect on our operations. For most of the licenses held or used by the Communications Group's business ventures, no statutory or regulatory presumption exists for renewal by the current license holder and the Communications Group cannot assure you that these licenses will be renewed upon the expiration of their current terms. In addition, while the Communications Group at one time held a number of exclusive licenses to operate its communications businesses, all such periods of exclusivity have expired and the Communications Group does not expect to be granted further exclusive licenses in any of the markets where it currently provides or plans to provide its services.

In Azerbaijan, CAT's license expired according to its terms on July 27, 2001 and, although the license has not yet been renewed, the venture is negotiating a renewal of the license with the Ministry of Communications. While the negotiations are ongoing, CAT continues to operate its business. However, if the license is not renewed, or is renewed on terms materially different than the previous license, CAT's operations may be terminated, leading to a materially adverse impact on the venture's results, although the Company does not believe that such an event would have a materially adverse effect on the Company's results of operations or financial position.

The broadcasting license for Kosmos TV, the Communications Group's cable venture in Moscow, expired in October 2001. Kosmos TV applied for a renewal of the license, but received an extension of its license only through October 31, 2002 due to recent changes in Russian law. The law was recently amended to apparently not require broadcasting licenses for cable television ventures, effective February 2002. Therefore, the position of Kosmos TV's license is uncertain at the present time, but, assuming the broadcasting license is reissued as of November 1, 2002, for a regular term it would appear that any exposure for a lack of license would cover only the period from November 2001 through January 2002. Kosmos TV is continuing to work to ensure that it obtains whatever license or license renewal is required, but there can be no assurance that any required license or license renewal will be issued. No enforcement action has been taken or threatened against the venture. In the case of an enforcement action by the authorities, the Communications Group currently believes that the lack of a broadcasting license would affect only its broadcasting of one channel of original programming and not the transmission of its cable service generally. However, the regulatory framework is sufficiently unclear that we cannot assure you that there would not be a material adverse effect on Kosmos TV if enforcement action were taken.

The Communications Group's cable venture in Georgia, Ayety TV, is currently operating without a license for certain (but not all) of its channels. The venture had previously been using the channels which had been licensed to another shareholder in the venture. Despite efforts to do so, Ayety TV is currently unable to apply for the license in its own name, because the governmental licensing agency is not currently accepting license applications. The venture has been given oral assurances that the licenses will be granted, but no assurance can be made that they will eventually be issued. In the event that the venture does not receive the licenses and enforcement action is taken against Ayety TV, the venture would be able to continue to operate, but would be permitted to broadcast over fewer channels, thereby reducing the venture's revenues and results of operations.

The Communications Group's cable venture in Uzbekistan, Kamalak TV, is currently operating without a license for its MMDS cable network. Kamalak TV has applied for a renewal of its license but has not yet received a formal response from the Uzbek government. While its application for renewal of the license has been pending, Kamalak TV was informally advised that its new license would be issued, but no assurance can be made that it will be.

The Communications Group's cable venture in Kazakhstan, Alma-TV, has applied for the renewal of its operating license in Almaty and the Almaty Region. This license expired on March 5, 2000, and the Kazakh government initially refused to extend the license, subsequently granting Alma-TV a temporary license through July 1, 2002. In the event this operating license is not renewed on July 1, 2002, the venture would not be able to continue operations, thereby eliminating the venture's revenues and operations.

Currency control restrictions in the Communications Group's markets may have a negative effect on its business.

The existence of currency control restrictions in certain of the Communications Group's markets may make it difficult for the Communications Group to convert or repatriate its foreign earnings and may adversely affect its ability to pay overhead expenses, and meet its debt obligations.

Additionally, the Communication Group's business ventures often require specific licenses from the central banks of many of the countries in which they operate for certain types of foreign currency loans, leases and investments. The documentary requirements for obtaining the currency licenses are burdensome, and the Company cannot assure you that the licensing entity will not impose additional, substantive requirements for the grant of a license or deny a request for a license on an arbitrary basis. Furthermore, the time typically taken by the relevant central banks to issue these licenses can be lengthy, in some cases up to one year or more. The business ventures' failure to obtain currency licenses could result in the imposition of fines and penalties, significant delays in delivering equipment to their operating businesses and resulting difficulties in generating cash flows from their operating businesses.

The Communications Group is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments

The Communications Group has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners limit the Communications Group's ability to control certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. In such instances, performance of those business ventures may not yield economic benefits to the Communications Group to the same extent as would be the case if it exerted control over those business ventures. The Communications Group may be dependent on the continuing cooperation of some of its partners in its business ventures and any significant disagreements among the participants could have a material adverse effect on those business ventures' operations.

Certain of the Communications Group's business ventures have from time to time been unable and may in the future be unable to prevent expenditures and commitments that do not provide full economic benefit to the business venture's operations, although no such expenditures or commitments have been material to the Company's historical results of operations and financial condition. Further, management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements. However, future transactions may impact the amounts that the Company will be able to repatriate from those business ventures. In light of the Company's current liquidity issues and limited cash resources, any limitation on the Company's ability to repatriate amounts from those business ventures could adversely affect its future cash flows.

In certain instances, the Communications Group's partners in a business venture include a governmental entity or an affiliate of a governmental entity. This poses a number of risks, including:

  •
  the possibility of decreased governmental support or enthusiasm for the venture as a result of a change of government or government officials,
  •
  a change of policy by the government, and
  •
  the ability of the governmental entities to exert undue control or influence over the project in the event of a dispute or otherwise.

In addition, to the extent the Communications Group's business ventures become profitable and generate sufficient cash flows in the future, it cannot assure you that the business ventures will pay dividends or return capital at any time. Moreover, the Communications Group's equity interests in these investments generally are not always freely transferable. Therefore, the Communications Group cannot assure you of its ability to realize economic benefits through the sale of its interests in its business ventures.

The Communications Group's dependence on local operators, interconnect parties or local customers may materially and adversely affect its operations.

The Communications Group is dependent on local operators or interconnect parties for a significant portion of its telephony operations. For example, the Communications Group's wireless operator in Kazakhstan utilizes favorable interconnections to networks operated by Kazakhtelekom, the Kazakhstan public switched telephone network operator, for the completion of its local, long distance and international calls. Other operating businesses, such as PeterStar and Teleport-TP, face similar issues. The Company cannot assure you that its operating businesses will continue to have access to these operators' networks or that the Communications Group will be able to have access to these networks upon favorable tariffs. The loss of access to these networks or increases in tariffs could have a material adverse effect upon the Company.

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

Many of the Communications Group's operations or proposed operations are dependent upon approval of its equipment by the communications authorities of the markets in which the Communications Group and its business ventures operate or plan to operate. The Communications Group cannot assure you that the equipment it plans to use in these markets will be approved. The failure to obtain approval for the Communications Group's equipment could have a material adverse effect on many of its proposed operations.

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

The Communications Group operates in countries in Eastern Europe and the CIS, and other selected emerging markets. These countries face significant political, social and economic uncertainties which could have a material adverse effect on its operations in these areas. These uncertainties include:

  •
  possible internal military conflicts,
  •
  civil unrest fueled by economic and social crises in those countries,
  •
  political tensions between national and local governments which often result in the enactment of conflicting legislation at various levels and may result in political instability,
  •
  bureaucratic infighting between government agencies with unclear and overlapping jurisdictions,
  •
  high unemployment, high inflation, high foreign debt, weak currencies and the possibility of widespread bankruptcies,
  •
  unstable governments,
  •
  pervasive and evolving regulatory control of the state over the telecommunications and information industries,
  •
  uncertainty whether many of the countries in which the Communications Group operates will continue to receive the substantial financial assistance they have received from several foreign governments and international organizations which helps to support their economic development,
  •
  the failure by government entities to meet their outstanding foreign debt repayment obligations, and
  •
  the risk of increased support for a renewal of centralized authority and increased nationalism resulting in possible restrictions on foreign partnerships and alliances, foreign ownership and/or discrimination against foreign owned businesses.

The Communications Group cannot assure you that the pursuit of economic reforms by the governments of any of these countries will continue or prove to be ultimately effective, especially in the event of a change in leadership, social or political disruption or other circumstances affecting economic, political or social conditions.

The Company has experienced, and may continue to experience difficulty in the timely collection of financial data with respect to certain of its business ventures in emerging markets.

Many of the emerging market countries in which the Company operates, particularly in Russia and the CIS where the Company's Communications Group has to date derived most of its revenues, are lacking in standard Western management, accounting, reporting and business operations processes. As a result, the timely collection of financial data and preparation of consolidated financial statements in accordance with accounting standards generally accepted in the United States, based on the books of account and corporate records of those business ventures, has required significant resources of the Company.

The Company has recently increased its efforts to improve its management, accounting, reporting and business operations processes. The Company recruited a new Chief Financial Officer of the Company and also recruited a new Chief Operating Officer of the Communications Group to oversee all of the regions in which the Company's Communications Group operates. However, the Company's liquidity issues may limit management's ability to implement improvements to its management and accounting, reporting and business operations processes.

The Company faces enhanced economic and legal risks by operating abroad.

The Communications Group has invested all of its resources in operations outside of the United States. The Company runs a number of risks by investing in foreign countries including:

  •
  loss of revenue, property and equipment from expropriation, nationalization, war, insurrection, terrorism and other political risks,
  •
  increases in taxes and governmental royalties and involuntary changes to its licenses issued by, or contracts with, foreign governments or their affiliated commercial enterprises,
  •
  changes in foreign and domestic laws and policies that govern operations of overseas-based companies,
  •
  amendments to, or different interpretations or implementations of, foreign tax laws and regulations that could adversely affect the profitability after tax of the Communications Group's business ventures and subsidiaries,
  •
  criminal organizations in certain of the countries in which the Communications Group operates that could threaten and intimidate our businesses. The Communications Group cannot assure you that pressures from criminal organizations will not increase in the future and have a material adverse effect on its operations,
  •
  high levels of corruption and non-compliance with the law exists in many countries in which the Communications Group operates businesses. This problem significantly hurts economic growth in these countries and the ability of the Communications Group to compete on an even basis with other parties, and
  •
  official data published by the governments of many of the countries in which it operates is substantially less reliable than that published by Western countries.

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

As an example, several laws were recently passed in Kazakhstan which prohibit foreign ownership of "mass media" companies of greater than 20%. The Communications Group does not currently believe that the law affects the Communications Group's interest in Alma-TV for several reasons, including a lack of clarity in the law as to whether it applies to Alma-TV and whether it may be used to justify the non-renewal of Alma-TV's license. In addition, the Communications Group believes, based on legal advice, that the investment treaty between the United States and Kazakhstan "grandfathers" existing investments such as the Communications Group's investment in Alma-TV.

However, the Kazakh government appears to have taken a different view of the applicability of such laws to Alma-TV. The license to transmit via MMDS network in Almaty and the Almaty Region expired on March 5, 2002 and was extended by the Kazakh Ministry of Transport and Communications on March 6 through April 1 and was further extended on April 1 through July 1, 2002. The Ministry took the position that Alma-TV was not eligible to receive renewal of its operating license due to an alleged violation of Kazakh law restricting foreign ownership of mass media to 20% but allowed Alma-TV through July 1, 2002 to conform its ownership structure to current Kazakh law. Although the Communications Group intends to assert what it believes to be its legal rights under the U.S.—Kazakstan bilateral investment treaty and Kazakh law and to challenge the Ministry's decision not to renew Alma-TV's operating license for a full term, the outcome of such challenge is uncertain.

The Russian Federation also passed laws which may prohibit foreign ownership of 50% or more of the "means of mass media" in the area of television broadcasting. The Communications Group believes that due to the lack of clarity in the interpretation and enforcement of such laws, the impact on its Russian cable television operations should be, at most, limited to the production of original programming. However, the regulatory framework is sufficiently unclear that the Communications Group can make no assurances that there would not be a material adverse effect on its Russian cable television ventures if enforcement actions were to be taken against them with respect to their main cable retransimission operations.

As a further example, in 1999 the Chinese government requested termination of all of the cooperations with the Communications Group's telecommunications business ventures then operating in China, on the basis that the structure used for these cooperations would no longer be permitted. As a result, China Unicom terminated all cooperation agreements with the Communications Group's ventures in China.

Changes in Russian regulations also forced three mobile operators which had historically provided significant traffic for the PeterStar network to use a competing Russian network beginning in early 2001. See "Communications Group—Fixed and Other Telephony—PeterStar".

Recent economic difficulties in Russia and other emerging markets could have a material adverse effect on the Communications Group's operations in these countries.

During 1998 and 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia has improved, the long-term prospects for recovery for the economies of Russia and the CIS and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 and 2001 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Communications Group's business ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of certain of the Communications Group's cable television, telephony, radio broadcasting and paging ventures.

High inflation in the Communications Group's markets may have a negative effect on the Communication Group's business.

Some of the Communications Group's subsidiaries and business ventures operate in countries where the inflation rate in the past has been high. Inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value.

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

The values of the currencies in the countries in which the Communications Group operates tend to fluctuate, sometimes significantly. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Communications Group.

The tax risks of investing in the markets in which the Company operates can be substantial and can make effective tax planning difficult, which would materially affect its financial condition.

Taxes payable by the Company's business ventures are substantial and the Company may be unable to obtain the benefits of tax treaties due to:

  •
  the documentary and other requirements imposed by the government authorities,

  •
  the unfamiliarity of those administering the tax system with the international tax treaty system of their country, or their unwillingness to recognize the treaty system, and

  •
  the absence of applicable tax treaties in many of the countries in which the Company operates.

The Company's tax planning initiatives to reduce its overall tax obligations may be negated or impaired by the need to deal with these issues. Furthermore, the taxation systems in the countries in which the Company operates are at early stages of development and are subject to varying interpretations, frequent changes and inconsistent and arbitrary enforcement at the federal, regional and local levels. In some instances, new taxes and tax regulations have been given retroactive effect, which further complicates effective tax planning.

Commercial and corporate legal structures are still developing in the Company's target markets which creates uncertainties as to the protection of its rights and operations in these markets.

Commercial and corporate laws in the countries in which the Communications Group operates are significantly less developed or clear than comparable laws in the United States and the countries of Western Europe and are subject to frequent changes, preemption and reinterpretation by local or administrative regulations, by administrative officials and, in the case of Eastern Europe and the CIS, by new governments. There are also often inconsistencies among laws, presidential decrees and governmental and ministerial orders and resolutions, and conflicts between local, regional and national laws and regulations. In some cases, laws are imposed with retroactive force and punitive penalties. In other cases, laws go unenforced. The result has been considerable legal confusion which creates significant obstacles to creating and operating the Communications Group's business ventures. The Communications Group cannot assure you that the uncertainties associated with the existing and future laws and regulations in its markets will not have a material adverse effect on its ability to conduct its business and to generate profits.

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

Generally, under the Civil Code of the Russian Federation and the Law of the Russian Federation on Joint Stock Companies, shareholders in a Russian joint stock company are not liable for the obligations of the joint stock company, and only bear the risk of loss of their investment. However, if a parent company has the capability under its charter or by contract to direct the decision-making of a subsidiary company, the parent company will bear joint and several responsibility for transactions concluded by its subsidiary in carrying out its direction. In addition, a parent company capable of directing the actions of its subsidiary is secondarily liable for its subsidiary's debts if the subsidiary becomes insolvent or bankrupt as a result of the action or inaction of its parent. In this instance, other shareholders of the subsidiary could claim compensation for the subsidiary's losses from the parent company which caused the subsidiary to take action or fail to take action, knowing that this action or failure to take action would result in losses. It is possible that the Communications Group may be deemed to be this type of parent company for some of its subsidiaries, and could therefore be liable in some cases for the debt of these subsidiaries, which could have a material adverse effect on the Company.

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

The Company may default under its Snapper credit facility or floor plan financing arrangement, which could materially and adversely affect its business strategy and results of operations.

During 2001, Snapper was not in compliance with all of its financial covenants under its primary credit facility. Snapper's indebtedness under that facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). The lenders under that facility on March 20, 2002 waived any event of default arising from such noncompliance through December 31, 2001. However, since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability. The Company may seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

Should Snapper fail to be in compliance with the financial covenants and not obtain a waiver or amendment to the credit facility, it could impair our ability to dispose of Snapper, and, if the lenders under that credit facility elect to accelerate repayment of Snapper's indebtedness, could result in a default under the indenture for the Senior Discount Notes, and could materially and adversely affect our results of operations.

In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the floor plan financing agreement which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing. See Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

The Company could incur environmental liabilities as a result of its current operations and past divestitures, the cost of which could materially affect its results of operations.

The Company has been in operation since 1929 through its predecessors and, over the years, has operated in diverse industries including equipment, sporting goods and furniture manufacturing, sheet metal processing, and trucking. The Company has divested almost all of its non-communications and non-media-related operations other than Snapper. However, in the course of these divestitures, it has retained certain indemnification obligations for environmental cleanup matters. In one case, the Company has undertaken specific clean up activities at a contaminated parcel. It could incur additional cleanup obligations with respect to environmental problems at other locations which so far have remained undetected. Furthermore, its obligation to clean up could arise as a result of changes in legal requirements since the original divestitures. Even though these divestitures may have occurred many years ago, the Company cannot assure you that environmental matters will not arise in the future that could have a material adverse effect on its results of operations or financial condition.

Legal proceedings could adversely affect the Company's financial condition.

The Company is involved in several legal proceedings in connection with its investment in RDM Sports Group, Inc. See "Legal Proceedings."

In addition, several stockholders of the Company have commenced derivative actions against some of the current and former officers and directors of the Company. The Company has agreed to indemnify its officers and directors to the extent not prohibited by law. See "Legal Proceedings."

If the Company is unsuccessful in defending against the allegations made in these proceedings, an award of the magnitude being sought in these legal proceedings would have a material adverse effect on its financial condition. In addition, the Company cannot assure you that it will not determine that the advantages of entering into a settlement outweigh the risk and expense of protracted litigation or that ultimately it will be successful in defending against these allegations.

In light of the Company's current liquidity issues and limited cash resources, the future costs of defense or settlement of any of these or any other legal or regulatory proceedings could be material, and could adversely affect the future cash flows of the Company.

The Company may be unable to consummate the proposed spin-offs or sales of Snapper, Metromedia China and certain of the Communications Group businesses.

In order to consummate the proposed spin-offs or sales of Snapper, Metromedia China and certain of its business ventures, the Company will need to obtain consents and approvals from various third parties, including the holders of its 10 1/2% Senior Discount Notes, the lenders under the Snapper credit facility and others. As a result, the proposed spin-offs or sales may not occur and the contemplated benefits of separating out these businesses from the Company's telephony business may not be obtained. In addition, other creditors of the Company may attempt to challenge the spin-offs or sales as fraudulent conveyances or on the grounds that the spin-offs or sales constitute impermissible dividends under Delaware law. If any of these challenges is successful, a court might prevent the Company from consummating the spin-offs or sales or may unwind these transactions.

The businesses of the Company which may be distributed in any proposed spin-offs may be unable to make the changes necessary to operate as stand-alone businesses, or may incur greater costs as stand-alone companies that may cause their profitability to decline.

The businesses of the Company which may be distributed in one or more spin-offs have been operated as segments of the Company's broader corporate organization rather than as stand-alone companies. The Company assisted these businesses by providing financing, as well as providing corporate functions such as accounting, legal and tax support. Following any spin-offs, the Company will have no obligation to provide assistance to these businesses other than services which will be provided by the Company pursuant to agreements that may be entered into at the time of the spin-offs. Because these businesses have never been operated as independent companies, the Company cannot assure you that these subsidiaries will be able to successfully implement the changes necessary to operate independently or that they will not incur additional costs operating independently that will cause their profitability to decline, or cause them to incur losses.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other factors include, among others:

  •
  liquidity issues facing the Company, including the restructuring of the Company's senior indebtedness,

  •
  ability of the Company to consummate any spin-off or sale of its businesses,

  •
  obtaining the requisite consents for any spin-off or sales of Company's businesses;

  •
  the timing and structure of any spin-offs or sale of the Company's businesses;

  •
  the consideration or values obtained by the Company for any businesses that are spun-off or sold;

  •
  general economic and business conditions, which will, among other things, impact demand for the Company's products and services,

  •
  industry capacity, which tends to increase during strong years of the business cycle,

  •
  changes in public taste, industry trends and demographic changes,

  •
  competition from other communications and information-related companies, which may affect the Communication Group's ability to generate revenues,

  •
  political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe, the CIS, China and other selected emerging markets, which may affect the Communications Group's results of operations,

  •
  timely completion of construction projects for new systems for the business ventures in which the Communications Group has invested, which may impact the costs of these projects,

  •
  developing legal structures in Eastern Europe, the CIS, China and other selected emerging markets, which may affect the Communications Group's ability to enforce its legal rights,

  •
  cooperation of local partners in the Communications Group's communications investments in Eastern Europe, the CIS, China and other selected emerging markets, which may affect its results of operations,

  •
  exchange rate fluctuations,

  •
  license renewals for the Communications Group's communications investments in Eastern Europe, the CIS, China and other selected emerging markets,

  •
  the loss of any significant customers, or the deterioration of credit quality of the Company's customers,

  •
  changes in business strategy or development plans,

  •
  the quality of management,

  •
  the availability of qualified personnel,

  •
  changes in or the failure to comply with government regulation, and

  •
  other factors referenced in this document.

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

Item 2. Properties

        The following table contains a list of the Company's principal properties as of March 1, 2002.

	Number of
Description
	Owned	Leased	Location
Communications Group:
Office space	—	1	Moscow, Russia
Office space	—	1	Vienna, Austria
Office space*	—	1	New York, New York
Office space	—	4	Beijing, People's Republic of China
General Corporate:
Office space*	—	1	New York, New York
Snapper:
Manufacturing plant	1	—	McDonough, Georgia
Distribution facility	—	2	McDonough, Georgia
Distribution facility	—	1	Grand Prairie, Texas
Distribution facility	—	1	Greenville, Ohio
Distribution facility	—	1	Reno, Nevada

* This office space is shared by the Company and the Communications Group.

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

RDM Sports Group, Inc.

In December 1994, the Company acquired 19,169,000 shares of RDM Sports Group, Inc. ("RDM") common stock, representing approximately 39% of the outstanding shares of RDM common stock as of the date thereof, in exchange for all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries. At the time of the transaction, RDM, a New York Stock Exchange listed company, through its operating subsidiaries, was a leading manufacturer of fitness equipment and toy products in the United States. In connection with the transaction pursuant to which the Company acquired the RDM shares, the Company, RDM and certain officers of RDM entered into a shareholders agreement, pursuant to which, among other things, the Company obtained the right to designate four individuals to serve on RDM's Board of Directors, subject to certain reductions.

In June 1997, RDM entered into a $100.0 million revolving credit facility with a syndicate of lenders led by Foothill Capital Corporation and used a portion of the proceeds of such facility to refinance its existing credit facility. In order to induce Foothill to extend the entire amount of the RDM credit facility, Metromedia Company, an affiliate of the Company, provided Foothill with a $15.0 million letter of credit that could be drawn by Foothill (i) upon five days notice, if RDM defaulted in any payment of principal or interest or breached any other covenant or agreement in the RDM credit facility and as a result of such other default the lenders accelerated the amounts outstanding under the RDM credit facility, subject, in each such case, to customary grace periods, or (ii) immediately, upon the bankruptcy or insolvency of RDM. In consideration for the Metromedia Company letter of credit, RDM issued to Metromedia Company 10-year warrants to acquire 3,000,000 shares of RDM common stock, exercisable after 90 days from the date of issuance at an exercise price of $.50 per share. In accordance with the terms of the agreement entered into in connection with the RDM credit facility, Metromedia Company offered the Company the opportunity to substitute its letter of credit for the Metromedia Company letter of credit and to receive the RDM warrants. On July 10, 1997, the Company's Board of Directors elected to substitute its letter of credit for Metromedia Company's letter of credit and the RDM warrants were assigned to the Company.

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

After the commencement of the chapter 11 cases, Foothill drew the entire amount of the letter of credit. Consequently, the Company will become subrogated to Foothill's secured claims against RDM in an amount equal to the drawing under the letter of credit, following payment in full of Foothill. The Company intends to vigorously pursue its subrogation claims in the chapter 11 cases. However, it is uncertain whether the Company will succeed in any such subrogation claims or if it is successful in asserting any such subrogation claims, whether RDM's remaining assets will be sufficient to pay them.

On August 19, 1998, a purported class action lawsuit, Theoharous v. Fong, et al., Civ. No. 1:98CV2366, was filed in the United States District Court for the Northern District of Georgia. On October 19, 1998, a second purported class action lawsuit with substantially the same allegations, Schuette v. Fong, et al., Civ. No. 1:98CV3034, was filed in the United States District Court for the Northern District of Georgia. On June 7, 1999, plaintiffs in each of these lawsuits filed amended complaints. The amended complaints alleged that certain officers, directors and shareholders of RDM, including the Company and current and former officers of the Company who served as directors of RDM, were liable under federal securities laws for misrepresenting and failing to disclose information regarding RDM's alleged financial condition during the period between November 7, 1995 and August 22, 1997, the date on which RDM disclosed that its management had discussed the possibility of filing for bankruptcy. The amended complaints also alleged that the defendants, including the Company and current and former officers of the Company who served as directors of RDM, were secondarily liable as controlling persons of RDM. In an opinion dated March 10, 2000, the court dismissed these actions in their entirety. On April 7, 2000, plaintiffs in each of these actions filed notices of appeal to the United States Court of

Appeals for the Eleventh Circuit. The Eleventh Circuit heard oral argument on March 20, 2001. In July 2001, the Eleventh Circuit affirmed the court's decision dismissing these actions.

On December 30, 1998, the chapter 11 trustee of RDM and related debtors brought an adversary proceeding in the bankruptcy of RDM, Hays, et al. v. Fong, et al., Adv. Proc. No. 98-1128, in the United States Bankruptcy Court, Northern District of Georgia (the "D and O Proceeding"), alleging that current and former officers of the Company, among others, while serving as directors on the board of RDM, breached fiduciary duties allegedly owed to RDM's shareholders and creditors in connection with the bankruptcy of RDM and other events. On January 25, 1999, a first amended complaint was filed in the D and O Proceeding. The official committee of unsecured creditors of RDM moved to proceed as co-plaintiff or to intervene in this proceeding, and the official committee of bondholders of RDM moved to intervene in or join the D and O Proceeding. On February 26, 1999, the court entered an order staying all activity in this proceeding pending the court's ruling on the motion of the unsecured creditors' committee.

On February 16, 1999, the creditors' committee brought an adversary proceeding, The Official Committee of Unsecured Creditors of RDM Sports Group, Inc. and Related Debtors v. Metromedia International Group Inc., Adv. Proc. No. 99-1023, seeking in the alternative to recharacterize as contributions to equity a secured claim in the amount of $15 million made by the Company arising out of the Company's financing of RDM, or to equitably subordinate such claim made by the Company against RDM and other debtors in the bankruptcy proceeding. On March 3, 1999, the bondholders' committee brought an adversary proceeding, The Official Committee of Bondholders of RDM Sports Group, Inc. v. Metromedia International Group, Inc., Adv. Proc. No. 99-1029 (Adv. Proc. No. 99-1023 and Adv. Proc. No. 99-1029 are referred to collectively as the "Equitable Subordination Proceedings"), with substantially the same allegations as the above proceeding. The bondholders' complaint included a claim for breach of fiduciary duty against the Company for duties allegedly owed to RDM and its creditors. Both cases were stayed pending the ongoing bankruptcy proceedings.

On July 18, 2000, the bankruptcy court approved the Second Amended and Restated Joint Chapter 11 Plan of Liquidation for RDM and Related Debtor Entities (the "Plan"). Upon the Plan's effective date, the creditors' committee and the bondholders' committee dissolved and the right to continue the adversary proceedings described above fell to the Plan's "liquidating agent," the former chapter 11 trustee. The Plan also provided that, if the liquidating agent chose to pursue the adversary proceedings, he should consolidate them.

On August 18, 2000, the liquidating agent filed first amended complaints in the Equitable Subordination Proceedings. The liquidating agent added a civil conspiracy claim to the first amended complaint in the former bondholders' committee adversary proceeding. In addition to the equitable relief described above (as well as such other and further relief as the court deems just and proper) sought by plaintiff in both Equitable Subordination Proceedings, in the former bondholders' committee adversary proceeding plaintiff also seeks actual and punitive damages in amount to be determined at trial and reasonable attorneys' fees and expenses.

In October 2000, the bankruptcy court approved consent orders, signed by the parties, again staying all activity in the Equitable Subordination Proceedings pending the bankruptcy court's ruling on an anticipated motion by the liquidating agent to consolidate the adversary proceedings. On January 31, 2001, the liquidating agent made motions (a) to lift the stay in the D and O Proceeding, (b) to consolidate the D and O Proceeding with the Equitable Subordination Proceeding and another adversary proceeding—Hays v. Equitex, et al., Adv. Proc. No. 00-1065—which does not involve the Company or any of its current or former officers or directors, and (c) for leave to file an amended consolidated complaint.

In March 2001, the court denied the liquidating agent's motion to consolidate the various proceedings and request for leave to file an amended consolidated complaint, and by order dated March 15, 2001 the court lifted the stay in the D and O Proceeding.

On March 22, 2001, the liquidating agent brought an adversary proceeding against the Company, Hays v. Metromedia International Group, Inc., et al., Adv. Proc. No. 01-1026 (the "Lien Avoidance Action"), seeking to avoid certain liens which secure the Company's $15 million claim in RDM's bankruptcy. The liquidating agent also seeks, among other things, and only to the extent that the Company is determined to have allowed secured claims secured by collateral which is the subject of this proceeding, authorization to surcharge such collateral for all reasonable and necessary costs and expenses (in an amount to be determined) incurred in preserving or disposing of the collateral.

On April 6, 2001, the liquidating agent filed a second amended complaint in the D and O Proceeding alleging—in addition to breach of fiduciary duty—claims of fraud, negligent misrepresentation, corporate waste and conspiracy against the current and former officers of the Company named as defendants in connection with their service as directors of RDM. In the second amended complaint, plaintiff in the D and O Proceeding seeks the following relief against current and former officers of the Company who served as directors of RDM: actual and punitive damages in an amount to be proven at trial, reasonable attorney's fees and expenses, and such other and further relief as the court deems just and proper.

On May 7, 2001, the Company filed motions to dismiss the Equitable Subordinated Proceedings. Also on May 7, 2001, the Company and the current and former officers of the Company named as defendants in the D and O Proceeding filed motions seeking to withdraw the Equitable Subordination Proceedings and the D and O Proceeding, respectively, from the United States Bankruptcy Court, Northern District of Georgia to the United States District Court, Northern District of Georgia. On May 31, 2001, the liquidating agent filed a first amended complaint in the Lien Avoidance Action. On June 15, 2001, the Company filed a motion to dismiss the Lien Avoidance Action. On July 9, 2001, the current and former officers of the Company named as defendants in the D and O Proceeding filed a motion to dismiss the D and O Proceeding. The motions to dismiss the D and O Proceeding and Equitable Subordination Proceedings are now fully briefed and sub judice before the bankruptcy court. Oral argument on these motions was heard on April 12, 2002. No decision on such motions has been issued.

On October 2, 2001, the liquidating agent filed an action—Hays v. Fong, et al, Adv. Proc. No. 01-1075 (the "Andersen Proceeding")—which named as defendants, among others, the Company as well as current and former officers of the Company, and which related to the court's approval of a settlement of claims reached between the liquidating agent and Arthur Andersen, LLP ("Arthur Andersen"). In the suit, the liquidating agent made no claim for monetary damages, but did seek to bar the Company and the current and former officers of the Company named as defendants from bringing claims against Arthur Andersen, including claims for indemnity or contribution, if the Company and/or its current and former officers named as defendants are found liable in any of the suits involving RDM's bankruptcy. The court approved a settlement of this action on October 30, 2001. Under the terms of the settlement, any judgment entered against the Company or its current and former officers named as defendants in which the Company or its current and former officers named as defendants are found to be entitled by law to a judgment reduction, will be reduced by the greater of Arthur Andersen's proportionate liability or Arthur Andersen's settlement payment. In addition, Arthur Andersen and its affiliates, on the one hand, and the Company and its current and former officers named as defendants and each of their affiliates, on the other hand, are barred from asserting claims against one another relating to RDM.

By orders dated October 17, 2001, the United States District Court for the Northern District of Georgia granted the motions of the Company and its current and former officers named as defendants in the D and O Proceeding for leave to withdraw the reference in the Equitable Subordination Proceedings and D and O Proceeding, respectively. On October 24, 2001, the district court vacated its decisions, and by order dated December 29, 2001, the district court denied the motions without prejudice. As a result, motions to dismiss in those proceedings are still pending before the bankruptcy court.

On October 19, 2001, the liquidating agent filed a motion seeking, among other things, approval of a compromise and settlement of a lawsuit that was brought against the General Electric Company ("General Electric") in the United States District Court for the Northern District of Illinois. Neither the Company, nor any current or former officers of the Company, are parties to that suit. The liquidating agent and General Electric agreed to settle the suit by the payment by General Electric of $18.5 million. In his motion seeking approval of the settlement, the liquidating agent did not contest that the Company has a valid lien in the liquidating agent's claim against General Electric. In his motion the liquidating agent stated that, pursuant to Section 4.3.2(b) of the Plan, he is required to deposit up to $15.0 million of proceeds from the liquidation of collateral in which the Company claims an interest, pending determination of issues relating to its claims and liens that are disputed. The liquidating agent thus requested authority, in accordance with the provisions of the Plan, to use $15.0 million of the proceeds from the settlement of the claims against General Electric to fund the escrow account required for the benefit of the Company. The liquidating agent also alleged that with this funding, all other assets of the Debtors would not be subject to the Company's secured claim. The liquidating agent noted in his motion that this funding would moot the Lien Avoidance Action as to the Company. On November 27, 2001, the Company filed a limited objection to the liquidating agent's motion. The Company did not object to the proposed settlement, but claimed that the deposit of $15 million would not satisfy the provisions of the Plan concerning its secured claim and that such deposit would not release other assets from its security interest. On November 30, 2001 a hearing was held on the liquidating agent's motion. By order dated December 5, 2001, the court approved the proposed settlement and ordered the liquidating agent to deposit all remaining proceeds of the settlement into an interest-bearing escrow account pending determination of the Company's motion by separate order of the court. A determination of whether any of these funds actually will be paid to the Company is contingent upon the resolution of the Equitable Subordination Proceedings.

The Company believes that it has meritorious defenses and plans to defend vigorously these actions. Due to the status of these proceedings, the Company cannot evaluate the likelihood of an unfavorable outcome or estimate the likely amount or range of possible loss, if any. Accordingly, the Company has not recorded any liability in connection with these adversary proceedings.

Barberis v. Kluge, et al.

Barberis v. Kluge, et al.    (C.A. No. 18678-NC, Court of Chancery of Delaware, New Castle County); Crandon Capital Partners v. Kluge, et al. (C.A. No. 18681-NC, Court of Chancery of Delaware, New Castle County); Katz v. Kluge, et al. (C.A. No. 18691-NC, Court of Chancery of Delaware, New Castle County); Kotzen v. Kluge, et al. (C.A. No. 18701-NC, Court of Chancery of Delaware, New Castle County). On February 16, 2001, Hercules Barberis, a shareholder of the Company, commenced a derivative action against certain current and former officers and directors of the Company, seeking to (a) compel the Company to dispose of its interest in Snapper, Inc., to (b) enjoin the defendants from pursuing any going-private transactions, and (c) obtain an accounting. On February 22, 2001, February 23, 2001 and February 28, 2001, respectively, shareholders Crandon Capital Partners, Moise and Esther Katz, and Ronda Kotzen each commenced derivative actions with substantially the same allegations and seeking substantially the same relief. On November 2, 2001, the actions were consolidated as In re Metromedia International Group, Inc. Shareholders Litigation, Consolidated C.A. No. 18678. Pursuant to the consolidation order, the complaint which was previously filed in Barberis v. Kluge, C.A. No. 18678 was designated as the operative complaint. On November 26, 2001, all defendants filed a joint motion to dismiss on the following grounds: (i) for failure to comply with the requirement of Court of Chancery Rule 23.1 and (ii) for failure to state a claim upon which relief could be granted.

Arbitration with Former Employee

The Company is in arbitration with one former member of the Company's management arising out of the termination of his employment with the Company. The private arbitration, in which the former employee is seeking damages for breach of his employment agreement in the amount of approximately $1.3 million, was commenced in February 2001. The Company believes that such former employee was terminated for "cause" while the employee asserts that his termination was without cause and he is therefore entitled to the compensation provided for in his employment agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on October 9, 2001. The information required by this Item with respect to the votes taken at that meeting is set forth in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

	Market Price of Common Stock
	2001		2000(1)
Quarter Ended
	High	Low	High	Low
March 31	$3.63	$2.35	$9.75	$4.4375
June 30	$3.29	$2.29	6.125	3.875
September 30	$2.75	$1.20	4.75	3.36
December 31	$1.38	$0.73	3.80	2.06

(1)
The Company's common stock commenced trading in decimals on January 31, 2000.

The closing price of our common stock has been below $1.00 since December 2001. Although we have not received any correspondence from the American Stock Exchange regarding a possible delisting of our common stock, there is a risk that we will receive such a letter during 2002 and that the American Stock Exchange will commence a delisting action against us. A delisting action by the American Stock Exchange would have a material adverse effect on the liquidity of our common stock and may have a material adverse effect on its trading value. We can provide no assurance that if our common stock is delisted, there will be any future trading market for our common stock.

Holders of common stock are entitled to such dividends as may be declared by the Company's Board of Directors and paid out of funds legally available for the payment of dividends. The Company has not paid a dividend to its Common Stockholders since the dividend declared in the fourth quarter of 1993, and has no plans to pay cash dividends on the Common Stock in the foreseeable future. The decision of the board of directors as to whether or not to pay cash dividends in the future will depend upon a number of factors, including the Company's future earnings, capital requirements, financial condition, and the existence or absence of any contractual limitations on the payment of dividends, including the Company's 10 1/2% Senior Discount Notes and its existing Preferred Stock. The Company's ability to pay dividends is limited because the Company operates as a holding company, conducting its operations solely through its subsidiaries. Certain of the Company's subsidiaries' existing credit arrangements contain, and it is expected that their future arrangements will similarly contain, substantial restrictions on dividend payments to the Company by such subsidiaries. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 20, 2002, there were approximately 6,829 record holders of common stock. The last reported sales price for the common stock on such date was $0.32 per share as reported by the American Stock Exchange.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements, including the notes thereto, and the other consolidated financial data included elsewhere in this report. The consolidated statements of operations data and consolidated balance sheet data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from our consolidated financial statements and the notes related thereto, which were audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the report of KPMG LLP thereon, are included elsewhere in this report. The report of KPMG LLP contains an explanatory paragraph that states that the Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in "Item 8. Financial Information and Supplementary Data—Notes to Consolidated Financial Statements—Note (1) Basis of Presentation, Going Concern and Recent Developments." The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

	Years ended December 31
	2001	2000	1999	1998(1)	1997(1)(2)(3)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues (4)	$294,693	$303,892	$255,633	$230,099	$198,526
Restructuring and asset impairment charges, net	112,652	(1,511)	18,502	4,450	—
Equity in losses of and write-down of investment in unconsolidated investees	(37,595)	(6,555)	(67,981)	(54,018)	(53,150)
Loss from continuing operations before the cumulative effect of a change in accounting principle (5)	(246,168)	(24,304)	(129,207)	(135,986)	(130,901)
Income (loss) from discontinued operations	—	—	(12,776)	12,316	234,036
Loss from extraordinary items (6)	—	—	—	—	(14,692)
Cumulative effect of a change in accounting principle	(2,363)	—	—	—	—
Net income (loss)	$(248,531)	$(24,304)	$(141,983)	$(123,670)	$88,443
Income (loss) per common share—Basic:
Continuing operations before the cumulative effect of a change in accounting principle	$(2.77)	$(0.42)	$(1.92)	$(2.19)	$(2.02)
Discontinued operations	—	—	(0.17)	.18	3.50
Extraordinary items	—	—	—	—	(0.22)
Cumulative effect of a change in accounting principle	(0.03)	—	—	—	—
Net income (loss)	$(2.80)	$(0.42)	$(2.09)	$(2.01)	$1.26
Ratio of earnings to fixed charges (7)	n/a	n/a	n/a	n/a	n/a
Weighted average common shares outstanding	94,035	93,978	75,232	68,955	66,961
Dividends per common share	—	—	—	—	—
Balance Sheet Data (at end of period):
Cash and cash equivalents (8)	$30,252	$80,236	$50,985	$137,625	$129,661
Total assets	469,721	736,119	776,854	609,641	789,272
Notes and subordinated debt	253,882	234,870	223,952	51,834	79,416
Stockholders' equity	90,776	343,676	384,935	425,540	560,682

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

(3)
Total assets include the net assets of Landmark. At December 31, 1997, the net assets of Landmark were $46.8 million.

(4)
As more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements", Snapper adopted Emerging Issues Task Force ("EITF") consensus No. 01-9 "Accounting for Consideration by a Vendor of a Customer (Including a Reseller of the Vendor's Product)" which was issued on November 15, 2001. In accordance with EITF No. 01-9, Snapper has reclassified certain customer promotions and advertising reimbursements as a reduction of revenue. The reductions to revenue and selling, general and administrative expense for the years ended December 31, 2001, 2000, 1999 and 1998 were $1.9 million, $1.3 million, $1.1 million, and $1.3 million, respectively. The Company does not have this information prior to 1998. In addition, Snapper funds a portion of the interest cost of floor plan financing for qualifying dealers in connection with purchases of Snapper's lawn and garden equipment and snowthrowers, subject to a contractual maximum. In accordance with the provisions of EITF No. 01-9, Snapper has recorded a charge of $2.4 million which reflects the adoption of EITF No. 01-9 as of January 1, 2001. Snapper now records the expected interest cost on qualifying transactions at the time of sale and reduces revenue by the estimated amount. Snapper does not have sufficient information prior to 2001 to calculate the pro forma impact on revenue for the years prior to 2001. Snapper has reclassified floor plan interest paid for the years ended December 31, 2000, 1999, 1998 and 1997 of $7.6 million, $8.3 million, $9.2 million and $5.8 million, respectively, as a reduction of revenue.

(5)
In October 2000, the Communications Group sold its indirect 22% interest in Baltcom GSM for a total cash consideration of $66.3 million and recorded an after tax gain on the sale of $57.4 million.

(6)
For the year ended December 31, 1997, the extraordinary items reflect the loss on the repayment of debt.

(7)
For purposes of this computation, earnings are defined as pre-tax earnings or loss from continuing operations of the Company before adjustment for the cumulative effect of a change in accounting principle, minority interests in consolidated subsidiaries or income or loss from equity investees attributable to common stockholders plus (i) fixed charges and (ii) distributed income of equity investees. Fixed charges are the sum of (i) interest expensed and capitalized, (ii) amortization of deferred financing costs, premium and debt discounts, (iii) the portion of operating lease rental expense that is representative of the interest factor (deemed to be one-third) and (iv) dividends on preferred stock. The ratio of earnings to fixed charges of the Company was less than 1.00 for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997; thus, earnings available for fixed charges were inadequate to cover fixed charges for such periods. The deficiency in earnings to fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 were: $212.8 million; $17.5 million; $101.1 million; $105.2 million; and $95.3 million, respectively.

(8)
Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures cannot be readily accessed, if at all, for the Company's liquidity requirements. See Item 1. "Risks Associated with the Company—The Communications Group is dependent on certain local parties, and we cannot assure you that it will be able to maximize its return on certain investments" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results from Operations—Liquidity and Capital Resources."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes thereto and the "Business" section included as Item 1 herein.

Liquidity and Capital Resources

The Company

Overview.    The Company is a holding company; accordingly, it does not generate cash flows from operations. As a result, the Company is dependent on repayments of principal and interest under its credit agreements with its business ventures and subsidiaries and on payment of fees for services provided by the Company to certain of its business ventures, as well as on the earnings of its subsidiaries and equity investees and the distribution or other payment of these earnings to it to meet its obligations, including making distributions to its stockholders. The Company's business ventures and subsidiaries are separate legal entities that have no obligation to pay any amounts the Company owes to third parties. Furthermore, due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, including Snapper, cannot be readily accessed, if at all, for the Company's liquidity requirements.

As a result, the Company addresses its liquidity and capital resource requirements on an overall basis and from the following business unit perspective: the Communications Group, China Operations and Snapper.

Liquidity Issues

As of December 31, 2001 and March 31, 2002, the Company had approximately $15.1 million and $7.3 million, respectively, in cash at its headquarters level.

Based on the Company's current existing cash balances and projected internally generated funds the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

Failure on the part of the Company to make any required payment of interest or principal on the 10 1/2% Senior Discount Notes would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. If this occurs, the Company would not be able to repay its debt and would likely not be able to borrow sufficient funds to refinance them.

During 2001, Snapper was not in compliance with all of its financial covenants under its primary credit facility. Snapper's indebtedness under that facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). The lenders under that facility on March 20, 2002 waived any event of default arising from such noncompliance through December 31, 2001. However, since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability. The Company may seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

Should Snapper fail to be in compliance with the financial covenants and not obtain a waiver or amendment to the credit facility, it could impair our ability to dispose of Snapper, and, if the lenders under that credit facility elect to accelerate repayment of Snapper's indebtedness, could result in a default under the indenture for the Senior Discount Notes, and could materially and adversely affect our results of operations.

In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the floor plan financing agreement which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing.

The Company has been exploring possible asset sales to raise additional cash and has been attempting to maximize cash distributions by its ventures to the Company. However, the Company cannot assure you that it will be successful in selling any of its assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company is also subject to legal and contractual restrictions, including under the indenture for the Senior Discount Notes, on its use of any cash proceeds of sale of its assets or those of its business ventures or subsidiaries.

Over the past year, the Company has had periodic discussions with representatives of its noteholders in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any proposed asset sales or spinoffs. To date, the noteholders and the Company have not reached any agreement on terms of a restructuring. Discussions between the Company and its noteholders are continuing, however, and the Company is continuing to examine new restructuring alternatives to present to its noteholders. The Company cannot assure you that these negotiations will result in a restructuring of its indebtedness.

If the Company is not able to favorably resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern.

See Item 1.—"Business—Risks Associated with the Company" for a discussion of the liquidity issues facing the Company.

The following represents contractual commitments associated with long-term debt, capital leases and supplier financing, non-cancelable operating leases, and non-cancelable purchase commitments, exclusive of interest payments (in thousands):

	Total	Long-Term Debt	Capital Leases and Supplier Financing	Non-Cancelable Operating Leases	Non-Cancelable Purchase Contracts
2002	$59,887	$46,050	$1,720	$4,608	$7,509
2003	3,685	—	580	3,105	—
2004	2,408	—	145	2,263	—
2005	1,550	—	6	1,544	—
2006	730	—	3	727	—
Thereafter	210,660	210,600	—	60	—

	$278,920	$256,650	$2,454	$12,307	$7,509

The Communications Group

The Communications Group has historically been dependent on the Company for significant capital infusions to fund its operations and make acquisitions, as well as to fulfill its commitments to make capital contributions and loans to its business ventures. Many of the Communications Group's business ventures operate or invest in business operations, such as cable television, fixed telephony and cellular telecommunications, that require significant capital investment in order to construct, develop and maintain operational systems and market their services. The Communications Group's business ventures capital expenditure programs anticipate aggregate cash outlays of $56.9 million in 2002 in order to meet their respective business plans.

The Communications Group and many of its business ventures are experiencing continuing losses and negative operating cash flows. The Communications Group's consolidated and unconsolidated business ventures' ability to meet their respective business plans are dependent upon their ability to attract subscribers to their systems, the sale of commercial advertising time and their ability to control operating expenses. There can be no assurances that the Communications Group's business will have sufficient resources to achieve their business plans. If the necessary resources are not available, the growth and continued viability of certain of the Communication Group's business ventures may be impaired.

Until the Communications Group's operations generate sufficient positive cash flow, the Communications Group will require capital to fund its operations. The Company believes that if more of the Communications Group's business ventures reduce their dependence on the Company for funding, the Communications Group may be able to finance its own operations and commitments from its operating cash flow and may be able to attract its own financing from third parties. There can be no assurance, however, that more of the Communications Group business ventures will become less dependent on the Company, or that additional capital in the form of debt or equity will be available to the Communications Group at all or on terms and conditions that are acceptable to the Communications Group or the Company, and as a result, the Communications Group's business ventures may continue to depend upon the Company for its financing needs. The Company will not be able to satisfy those needs unless it resolves its liquidity issues favorably, and even if it does so, may not be able to meet the business venture's financing needs, and, in that event, the business venture's growth and/or continued viability will be substantially impaired.

Credit agreements between certain of the business ventures and the Communications Group are intended to provide such business ventures with sufficient funds for operations and equipment purchases. The credit agreements generally provide for interest to accrue at rates ranging from the prime rate to the prime rate plus 6% and for payment of principal and interest from 90% of the business venture's available cash flow, as defined, prior to any distributions of dividends to the Communications Group or its business venture partners. The credit agreements also often provide the Communications Group the contractual right to appoint the general director of the business venture and the right to approve the annual business plan of the business. Advances under the credit agreements are made to the business ventures in the form of cash for working capital purposes, as direct payment of expenses or expenditures, or in the form of equipment, at the cost of the equipment plus cost of shipping. As of December 31, 2001, the Communications Group had unfunded commitments to provide funding under various charter fund agreements and credit lines in an aggregate amount of approximately $46.3 million. The Communications Group's funding commitments under a credit agreement are contingent upon its approval of the business venture's business plan. To the extent that the Communications Group does not approve a business venture's business plan, the Communications Group is not required to provide funds to that business venture under the credit line.

The Communications Group's ability to meet its operational funding requirements and anticipated capital expenditures programs are dependent upon the availability of self-generated cash flows, as well as funding from the Company.

Former PLD Businesses.    The business ventures acquired through the merger of PLD Telekom and MITI have become largely self-sustaining, and while they continue to have on-going capital requirements associated with the development of their business ventures, they have been able to pay for capital expenditures and operating expenses with internally generated cash flows from operations and/or have been able to arrange their own financing, including supplier financing. In no case is the Company or MITI specifically obligated to provide capital to these business ventures; it was so obligated in the past, but all such obligations have been met.

China Operations

The Company has funded its majority-owned subsidiary Metromedia China ("MCC") under a credit agreement, and MCC has used the proceeds of these loans principally to fund its investments in business ventures in China. Cash proceeds from the dissolution of the China telecommunications business ventures were applied to repayment of these loans plus accrued interest. At December 31, 2001, MCC owed $12.9 million to the Company under this credit agreement (including accrued interest). MCC currently operates three Chinese application service provider business units (Huaxia, Clarity and MHIS). MCC formerly operated an information content and web services business (Twin Poplars/66cities.com Co., Ltd.) and several telecommunications business ventures in China.

Huaxia.    This enterprise is currently wholly owned by AAT, a wholly owned subsidiary of MCC. The approved total investment level for Huaxia is $10.0 million, of which $5.0 million must be in the form of registered capital contributions from the business venture's shareholders. The registered capital contributions must be made within three years of Huaxia's establishment. As of December 31, 2001, AAT had contributed $2.3 million of its scheduled registered capital investment.

Clarity.    On March 20, 2001, the Company completed registration and establishment of Clarity. The approved total investment level for Clarity is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $0.4 million of Clarity's registered capital on April 4, 2001. As of December 31, 2001, MCC had contributed $0.6 million of its registered capital investment.

MHIS.    On June 5, 2001, MCC completed registration and establishment of Metromedia Health Information Systems Co., Ltd., a wholly foreign owned enterprise of MCC in China. The approved total investment level for MHIS is $5.0 million of which $2.5 million must be in the form of registered capital. The Company invested an initial amount of $0.4 million of MHIS's registered capital on July 13, 2001. As of December 31, 2001, MCC had contributed $0.5 million of its registered capital investment.

Twin Poplars and 66cities.com Co., Ltd.    On December 24, 2001, Twin Poplars completed an agreement to transfer the principal service contracts of 66cities.com Co., Ltd. to Ringier Asia along with certain physical assets and copyrights associated with the 66cities.com Co., Ltd. lines of business. The sale price was $0.4 million, of which $0.1 million is payable to 66cities.com Co., Ltd. and $0.3 million is payable to Twin Poplars. Payment was contingent upon conclusion of certain contract and asset transfers not completed until early 2002. As part of the sale, Ringier assumed obligation for ongoing liabilities formerly associated with 66cities.com Co., Ltd. business operations and obtained rights to the accounts receivable for those operations. In November 2001, 66cities.com Co., Ltd. ceased operation of its web-site based lines of business. With the sale to Ringier, 66cities.com Co., Ltd. ceased all commercial activity. MCC does not contemplate entering any new lines of business at 66cities.com Co., Ltd. and plans the liquidation of it and Twin Poplars during 2002.

The Company is currently exploring other means to finance these business operations, which may include the raising of capital from current shareholders of MCC or other private investors, or the sale of the operations. However, the Company can make no assurances that alternative sources of funding will be obtained for these business operations.

Snapper

Historically, Snapper's liquidity is generated from its cash flows from operations and borrowings. The Company believes that Snapper's available cash on hand, cash flow generated by operating activities, borrowings from the Snapper loan agreement and floor plan financing and, on an as needed basis, short-term working capital funding from the Company (recognizing that there exists the possibility that the Company may not have the liquidity to provide such funding), will provide sufficient funds for Snapper to meet its obligations and capital requirements.

A large percentage of the residential and commercial sales of lawn and garden equipment are made during a 17-week period from early spring to mid-summer. Although some sales are made to the dealers, distributors and Wal-Mart prior and subsequent to this period, the largest volume of sales is made during this time. The majority of revenues during the late fall and winter periods are related to snow thrower shipments. Sales are also influenced significantly by weather conditions that influence certain purchasers of lawn and garden equipment. Specifically, drier weather tends to negatively impact sales of Snapper products.

Snapper entered into a loan and security agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and up to a $65.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan will mature in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). As of September 30, 2001, Snapper was not in compliance with all financial covenants under the amended Loan and Security Agreement. On November 13, 2001, the lenders under the amended Loan and Security Agreement waived any event of default arising from such noncompliance. At December 31, 2001, Snapper was not in compliance with all bank covenants under the amended Loan and Security Agreement. On March 20, 2002, the lenders under the amended Loan and Security Agreement waived any events of default arising from such noncompliance.

Since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability. The Company may seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper must maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least $16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in (i) or (iv), Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in (iii) above, Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the $2.5 million letter of credit described above. This letter of credit would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. The Company can give you no assurances that Snapper would be able to obtain those letters of credit on acceptable terms, if at all.

If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the floor plan financing agreement which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing.

The agreements governing the initial and amended Loan and Security Agreement contain standard representations and warranties, covenants, conditions precedent and events of default, and provide for the grant of a security interest in substantially all of Snapper's assets other than real property. At December 31, 2001 and December 31, 2000, Snapper's outstanding liability for its term loans and line of credit was $46.0 million and $43.6 million, respectively.

Snapper's total capital expenditures during 2001, 2000, and 1999 were $1.9 million, $3.3 million and $2.5 million, respectively. Under Snapper's current loan agreement, Snapper's capital expenditures in 1999 could not exceed $2.5 million, and in future years cannot exceed $2.0 million annually, excluding the capital expenditure term loan noted above. Capital expenditures during 2001 funded by the capital expenditure term loan were $0.1 million and an additional $1.8 million in capital expenditures were funded under the current loan agreement. The Company does not expect that the limits on capital expenditures under Snapper's current loan agreement will negatively impact Snapper's ability to fund necessary capital expenditures.

Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 2001, non-cancelable commitments under these agreements amounted to approximately $7.5 million.

On August 24, 2001, Snapper signed a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of December 31, 2001, Snapper had agreed to indemnify $0.2 million under this provision. For additional terms of the Textron financing and the prior floor plan financing, see Item 1. "Business—Snapper."

Senior Discount Notes

In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of its 10 1/2% Senior Discount Notes due 2007 (the "Senior Discount Notes") in exchange for PLD Telekom's then outstanding senior discount notes and convertible subordinated notes. The Senior Discount Notes do not accrue cash interest before March 30, 2002. After this date, holders of the Senior Discount Notes are due interest at the rate of 10 1/2% per year, payable semi-annually in cash. As discussed under Item 1. "Business—Recent Developments", the Company is attempting to restructure its obligations relating to the Senior Discount Notes.

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

Upon the occurrence of a change of control of the Company (as such term is defined in the indenture for the Senior Discount Notes (the "Indenture")), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the principal amount of such notes plus accrued and unpaid interest to the date of repurchase.

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

Convertible Preferred Stock.

The Company completed a public offering of 4,140,000 shares of $1.00 par value, 7 1/4% cumulative convertible preferred stock in 1997, generating net proceeds of approximately $199.4 million. Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) through issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends on the preferred stock in cash. The Company has not declared a dividend for any quarterly dividend period ending after June 15, 2001. As of December 31, 2001, total dividends in arrears were $11.3 million. If the Company does not pay the dividend on the preferred stock for six consecutive quarters (after the quarterly dividend period ended September 15, 2002 if no dividends are paid for any earlier quarterly dividend periods in 2002), holders of the preferred stock would have the right to call a stockholders meeting and to elect two new directors to the Company's Board of Directors.

Corporate Overhead Costs

As reflected in "—Segment Information", the Company's corporate overhead costs can be separated into two categories, as follows: "Segment Headquarters of the Communications Group" and "Corporate Headquarters".

In 2001 and 2000, the Company's corporate overhead costs were $36.0 million, and $44.5 million, respectively. The principal components of the Company's corporate overhead costs relate to personnel costs (salaries and wages, other employee benefits and travel related costs), professional fees (lawyers, accountants and bankers), consultants, facility related costs and other general and administrative costs associated (insurance and regulatory compliance costs).

The Company currently anticipates that its 2002 corporate overhead costs will range from approximately $25.0 million to $30.0 million, depending upon the Company's ability to execute its current strategy to reduce its expenditures. As of March 31, 2002, the Company's year-to-date corporate overhead costs were $8.4 million, of which $5.1 million was paid in cash during the quarter.

Although the Company has been working to reduce its overhead costs, the Company believes that there is a limit as to which it can reduce its corporate cost structure to without losing its ability to provide the appropriate level of management oversight. See Item 1. "Risks Associated with the Company—The Company has experienced, and may continue to experience difficulty in the timely collection of financial data with respect to certain of its business ventures in emerging markets."

Guarantees and Commitments

The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at December 31, 2001 are summarized as follows (in thousands):

Credit line commitments	$46,300
Snapper floor plan guarantee	37,300
Snapper credit line guarantee	15,000
Snapper-Textron floor plan guarantee	13,200
Loan guarantees	12,115
Capital commitments	6,700
Put agreements	1,700

$132,315

The Company has recorded a liability of $2.6 million for its obligations under the loan guarantees.

Credit Line Commitments.    Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries to provide up to $207.9 million in funding of which $46.3 million in funding obligations remain at December 31, 2001. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues.

Snapper Floor Plan Guarantee.    Snapper had an agreement with a financial institution which made available floor plan financing to dealers of Snapper's products. This agreement, which terminated on December 31, 2001, provided financing for inventories and accelerated Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not sold to another dealer. At December 31, 2001 there was approximately $37.3 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

Snapper Credit Line Guarantee.    The Company has guaranteed Snapper's indebtedness under its primary credit facility up to $15.0 million. The consolidated financial statements include amounts outstanding under Snapper's facility totaling $47.1 million at December 31, 2001.

Snapper-Textron Floor Plan Guarantee.    On August 24, 2001, Snapper signed a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of December 31, 2001, Snapper had agreed to indemnify $0.2 million under this provision. At December 31, 2001, there was $13.2 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement.

Magticom.    The Communications Group's Georgian GSM business venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $25.0 million. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. At December 31, 2001, there was $9.7 million outstanding under this financing agreement. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola.

Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2001 and 2000, the Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.2 million and $0.7 million, respectively. At December 31, 2001, there was $2.4 million outstanding under this financing arrangement.

Capital commitments.    The Company's majority-owned subsidiary is committed to funding the three Chinese business ventures to their registered charter capital. Amounts still due under these capital commitments totals $6.7 million at December 31, 2001.

Romsat.    In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership interest in FX Internet, an ISP, web hosting and domain registration service in Romania. The remaining shareholders of FX Internet obtained a put option with Romsat TV for their entire remaining interest. Such put option is exercisable between June 2002 and December 2002 at an amount not to exceed $1.7 million.

Snapper.    Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 2001, non-cancelable commitments under these agreements amounted to approximately $7.5 million.

Caspian American Telecommunications.    The Communication Group owns a 74.1% interest in Omni-Metromedia Caspian, Ltd. ("OMCL"), a company that owns 50% of Caspian American Telecommunications ("CAT") a business venture in Azerbaijan. OMCL has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expense subject to concurrence with CAT's business plans. At December 31, 2000, $23.7 million of the commitment remains available to CAT subject to concurrence with the CAT business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to OMCL and to lend up to $36.5 million, subject to the jointly approved business plan. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

As part of the original transaction, the Communications Group sold participations totaling 19.5% in the $36.5 million loan commitment, which requires the purchasers to provide the Communications Group 19.5% of the funds to be provided under the loan agreement and entitles them to 19.5% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participations in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided the purchasers the right to put their ownership interest of 19.5% and in OMCL to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by their percentage ownership interest.

Access to Business Ventures Cash Balances

The Communications Group has invested in substantially all of its business ventures with local partners. In certain cases, the voting power and veto rights of its business venture partners may limit the Communications Group from controlling certain of the operations, strategies and financial decisions of the business ventures in which it has an ownership interest. As a result, although cash balances exist in these business ventures, due to legal and contractual restrictions, a substantial portion of those cash balances cannot be readily accessed, if at all, for the Company's liquidity requirements.

Certain of the Communications Group's business ventures have from time to time been unable and may in the future be unable to prevent expenditures and commitments that do not provide full economic benefit to the business venture's operations, although no such expenditures or commitments have been material to the Company's historical results of operations and financial condition. Further, management is not aware of any instances in which such expenditures and commitments are not properly reflected in its consolidated financial statements. However, future transactions may impact the amounts that the Company will be able to repatriate from those business ventures. In light of the Company's current liquidity issues and limited cash resources, any limitation on the Company's ability to repatriate amounts from those business ventures could adversely affect its future cash flows.

Discussion of Changes in Financial Position

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2001 was $19.9 million, an increase in cash used in operating activities of $17.5 million from the same period in the prior year.

Non-cash items increased in 2001 compared to 2000, principally as a result of the asset impairment charge recorded by the Company in the amount of $112.7 million and the write-down of investment in unconsolidated investees of $36.8 million for the year ended December 31, 2001. In addition, the Company recorded a non-cash charge of $2.4 million due to the adoption of EITF No. 01-9. Non-cash operating items in 2000 included a $59.0 million gain on sale of Baltcom GSM. No such similar gain was recorded in 2001.

Changes in operating assets and liabilities decreased cash flows principally as a result of a $31.7 million decrease in accounts payable and accrued expenses during the year ended December 31, 2001. This was a result of a reduction of $13.4 million at Snapper and a reduction of $8.4 million at corporate headquarters due to timing of payments on current liabilities.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2001 amounted to $23.8 million as compared to $54.4 million cash provided by investing activities for the year ended December 31, 2000.

In 2000, the Company received $71.4 million related to the liquidation of the telecommunication business ventures in China, and $66.7 million for the sale of Baltcom GSM which was reinvested in other business ventures, primarily Comstar, during the year. The Company did not receive similar distributions of funds in the current year. In addition, $11.0 million for the settlement of an option agreement was received in 2000. The Company did not have similar activities during 2001.

Cash Flows from Financing Activities

Cash used in financing activities was $6.3 million for the year ended December 31, 2001 as compared to $22.8 million for the prior year. The reduction in use of cash in 2001 was due to an $11.2 million reduction in the preferred dividends paid 2001 and a $9.3 million reduction in the payments on debt and capital leases.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Cash Flows from Operating Activities

Cash used in operating activities for the year ended December 31, 2000 was $2.3 million, a decrease in cash used in operating activities of $36.9 million from the same period in the prior year.

Losses from operating activities include significant non-cash items such as discontinued operations, dispositions of businesses, depreciation, amortization, equity in income (losses) of investees, amortization of interest, restructuring and asset impairment charges and income (loss) allocable to minority interests. Excluding discontinued operations, disposition of businesses and restructuring and asset impairment charges, non-cash items increased $16.7 million from $76.7 million to $93.4 million for the years ended December 31, 1999 and 2000, respectively. The increase relates principally to increased depreciation and amortization expenses related to the operations of PLD Telekom which was acquired September 30, 1999 and amortization of debt discount on the Company's Senior Discount Notes issued in connection with the acquisition of PLD Telekom. Changes in operating assets and liabilities, net of the effect of acquisitions, decreased cash flows for the year ended December 31, 2000 by $10.9 million and decreased cash flows for the year ended December 31, 1999 by $5.4 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the year ended December 31, 2000 was $54.4 million as compared to cash used in investing activities was $13.2 million for the year ended December 31, 1999. The principal sources of funds in 2000 are cash received of $11.0 million in connection with the settlement of an option agreement, distributions received from business ventures of $71.4 million, primarily related to the liquidation of the telecommunications business ventures in China and proceeds from the sale of Baltcom GSM of $66.7 million. In 2000, the Company utilized $21.6 million for additions to property, plant and equipment and $75.5 million of funds for acquisitions and investments in and advances to business ventures. The principal use of funds was the Company's investment in Comstar of $61.4 million. The principal uses of funds for the year ended December 31, 1999 were investments in and advances to business ventures of $20.8 million, funds to acquire PLD Telekom of $19.6 million, acquisitions by the Communications Group of $1.5 million and additions to property, plant and equipment of $5.8 million.

Cash Flows from Financing Activities

Cash used in financing activities was $22.8 million and $34.2 million, for the year ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2000 the Company used $15.0 million to pay its preferred stock dividend, and there were $12.1 million of debt payments. Funds used in financing activities in 1999 were for the preferred stock dividend of $15.0 million and payments of debt of $19.3 million.

Asset Impairment and Restructuring Charges

The following table summarizes the components of the asset impairment charges recorded by the Company in the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Goodwill and other intangibles	$68,588	$—	$3,862
Property and equipment	45,595	—	2,759
Restructuring reserve (reversal)	(301)	(823)	7,631
Equipment payment guarantee provision (recovery)	(1,230)	(688)	4,250

Consolidated restructuring and asset impairment charges, net	$112,652	$(1,511)	$18,502
Write-downs of equity method business ventures:
—CIS and Eastern Europe	36,752	9,432	16,136
—China	—	(4,077)	45,682

Impairment charges included in equity in losses and write-downs of investment in unconsolidated investees	36,752	5,355	61,818

Total asset impairment and restructuring charges	$149,404	$3,844	$80,320

2001 Impairment Charge

For the year ended 2001, the Company recorded a non-cash charge to earnings of $150.9 million (inclusive of the $7.0 million charge recorded in the third quarter). The Company's assessment of the recoverability of long-lived assets and investments in certain business ventures was initiated by management, as a result of the respective business ventures not attaining historic financial projections. Such charge is summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Technocom	$28,925	$14,082	$23,822	$—	$66,829
ALTEL	16,670	16,584	11,383	—	44,637
Kosmos TV	—	—	—	16,816	16,816
Telecom Georgia	—	—	—	10,180	10,180
BELCEL	—	—	—	5,247	5,247
Other	—	—	2,717	4,509	7,226

Totals	$45,595	$30,666	$37,922	$36,752	$150,935

The 2001 impairment charges relating to consolidated ventures of $114.1 million are reflected in the restructuring and asset impairment charge on the accompanying consolidated statement of operations, net of $1.5 million of recoveries of the 1999 restructuring provision and an equipment payment guarantee. The 2001 impairment charges relating to unconsolidated ventures of $36.8 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations.

2000 Impairment Charge

In 2000, the Company recorded a non-cash impairment charge on three of its CIS and Eastern Europe business ventures totaling $9.4 million as a result of performing an analysis of the recoverability of long-lived assets in accordance with the provisions of SFAS 121.

1999 Restructuring and Impairment Charges

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs by closing various offices. As part of this streamlining of operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In 1999, the Company recorded a charge of $7.6 million in connection with this restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $22.8 million. Of this amount $6.6 million was related to consolidated entities and $16.1 million was related to unconsolidated investees in CIS and Eastern Europe.

Tyumenruskom.    As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2001 and 2000, Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.2 million and $0.7 million, respectively.

Following is a rollforward of the activity and balances of the restructuring reserve account from inception to December 31, 2001 (in thousands):

Type of Cost	Restructuring Cost	Payments	December 31, 1999	Payments	Adjustments	December 31, 2000	Payments	Adjustments	December 31, 2001
Employee separations	$6,175	$(303)	$5,872	$(3,953)	$(676)	$1,243	$(274)	$(301)	$668
Facility closings	1,456	—	1,456	(1,123)	(147)	186	56	—	242

	$7,631	$(303)	$7,328	$(5,076)	$(823)	$1,429	$(218)	$(301)	$910

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Previous Years—Significant Business Activities

PLD Telekom

On September 30, 1999, the Company consummated the acquisition of PLD Telekom, a provider of high quality long distance and international telecommunications services in the CIS.

The five principal business units acquired from PLD Telekom were: PeterStar, which provides integrated local, long distance and international telecommunications in St. Petersburg through a fully digital fiber optic network; Technocom, which provides international telecommunications services from Moscow and operates satellite-based and fiber optic networks; Baltic Communications Limited ("BCL"), which provides dedicated international telecommunications services in St. Petersburg; ALTEL, which is a provider of wireless service in Kazakhstan; and BELCEL, which provides national wireless service in Belarus.

Comstar

In December 2000, the Company acquired a 50% interest in ZAO Comstar, a digital overlay operator in Moscow for a purchase price of approximately $61.4 million in cash.

Critical Accounting Policies

The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and changes to estimates could occur in the near term. The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgements are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, product warranty expenses, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

  The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

  The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, or customers otherwise do not pay, additional allowances may be required.

  The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

  The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

  The Company holds minority interests in many of its business ventures. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following, (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and/or (iii) significant negative industry or economic trends. When the Company determines that the carrying value of the intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the indicators of impairment, the Company measures any impairment using estimated market value if a value is determinable and if not, weighting various possible scenarios for management's assessment of probability of occurrence and discounting the probability-weighted cash flows at an appropriate rate.

  The Company assesses its level of control over the operating and financial decisions of its business ventures and subsidiaries when determining whether to account for their operations as either equity method or consolidated entities. The assessment considers all relevant facts including the Company's voting interests and the existence of protective or participating rights of other parties. The Company monitors changes in its level of control due to changes in ownership percentages as well as external factors that may affect its influence or control and responds accordingly.

Basis of Presentation

The Communications Group accounts for a significant portion of its business ventures under the equity method of accounting since it generally does not exercise control over such ventures. Under the equity method of accounting, the Communications Group reflects the investments in and advances to business ventures, adjusted for distributions received and its share of the income or losses of the business ventures, on its balance sheet. The income (losses) recorded in the years ended 2001, 2000 and 1999 represent the Communications Group's equity in the income (losses) of the business ventures in Eastern Europe and the CIS, and China. Equity in the income (losses) of the business ventures by the Communications Group are generally reflected according to the level of ownership of the business venture by the Communications Group until such business venture's contributed capital has been fully depleted. Subsequently, the Communications Group recognizes the full amount of losses generated by the business venture if the Communications Group is the sole funding source of the business ventures.

Investments over which significant influence is not exercised are carried under the cost method.

Almost all of the Communications Group's business ventures other than the businesses of PLD Telekom and Comstar report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those business ventures for the twelve months ended September 30.

Segment Information

The following tables set forth the operating results by segment for the years ended December 31, 2001, 2000, and 1999:

Segment Information
Year ended December 31, 2001
(in thousands)

	Communications Group-Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Head- quarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$11,699	$88,929	$13,216	$14,455	$1,462	$129,761	$433	$164,499	—	$294,693
Gross margin								55,320
Asset impairment charge	—	—	—	—	112,652	112,652	—	—	—	112,652
Depreciation and amortization	4,443	17,767	5,327	1,790	38,219	67,546	477	5,217	64	73,304
Operating income (loss)	(3,394)	9,324	(1,769)	(588)	(179,840)	(176,267)	(5,621)	6,890	(2,577)	(177,575)
Unconsolidated Business Ventures
Revenues	$46,622	$92,019	$23,880	$2,072	$—	$164,593
Depreciation and amortization	12,043	16,149	7,745	184	—	36,121
Operating income (loss)	18,313	4,590	(4,861)	(374)	—	17,668
Net income (loss)	15,475	(2,080)	(10,529)	(875)	—	1,991
Equity in income (losses) of unconsolidated investees (note 2)	3,253	(10,179)	(28,922)	(1,747)	—	(37,595)	—	—	—	(37,595)
Loss on disposition of businesses, net						(168)	(167)	—	—	(335)
Foreign currency gain						102	—	—	—	102
Minority interest						(1,750)	97	—	—	(1,653)
Interest expense										(24,605)
Interest income										2,681
Other income										729
Income tax expense										(7,917)
Cumulative effect of change in accounting principle										(2,363)

Net loss										$(248,531)

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

Segment Information
Year ended December 31, 2000
(in thousands)

	Communications Group—Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Head- quarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$13,837	103,957	$7,263	$16,308	$3,170	$144,535	$329	$159,028	$—	$303,892
Gross margin								48,018
Restructuring and asset impairment charges, net	—	—	—	—	(1,511)	(1,511)	—	—	—	(1,511)
Depreciation and amortization	5,005	16,821	3,266	1,417	34,975	61,484	295	5,671	70	67,520
Operating loss	(3,917)	30,925	(1,565)	(273)	(62,415)	(37,245)	(5,587)	(3,663)	(1,955)	(48,450)
Unconsolidated Business Ventures
Revenues	$63,583	$33,718	$28,898	$9,001	$—	$135,200	$—
Depreciation and amortization	17,171	12,842	8,738	1,221	—	39,972	38
Operating income (loss)	17,557	(11,140)	(1,603)	(2,310)	—	2,504	(683)
Net income (loss)	9,639	(14,648)	(11,017)	(2,566)	—	(18,592)	(683)
Equity in income (losses) of unconsolidated investees (Note 2)	10,408	(8,789)	(5,066)	(6,502)	—	(9,949)	3,394	—	—	(6,555)
Gain on disposition of businesses, net						59,020	—	—	—	59,020
Foreign currency loss						(714)	—	—	—	(714)
Minority interest						(7,150)	2,359	—	—	(4,791)
Interest expense										(23,412)
Interest income										5,724
Other income										5,157
Income tax expense										(10,283)

Net loss										$(24,304)

Segment Information
Year ended December 31, 1999
(in thousands)

	Communications Group—Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Head- quarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$4,532	$18,397	$5,555	$17,765	$2,490	$48,739	$—	$206,894	$—	$255,633
Gross margin								63,217
Restructuring and asset impairment charges	—	—	—	4,677	13,825	18,502	—	—	—	18,502
Depreciation and amortization	1,616	4,026	2,001	1,947	12,600	22,190	1,724	6,173	21	30,108
Operating income (loss)	(798)	(4,558)	(550)	(9,379)	(53,265)	(68,550)	(10,179)	4,101	(6,333)	(80,961)
Unconsolidated Business Ventures
Revenues	$49,172	$25,012	$27,616	$13,288	$—	$115,088	2,553
Depreciation and amortization	18,004	3,264	9,232	825	—	31,325	1,980
Operating income (loss)	2,027	(1,747)	697	(604)	—	373	(217)
Net income (loss)	(9,540)	(8,701)	(3,369)	(1,171)	—	(22,781)	24,282
Equity in income (losses) of unconsolidated investees (Note 2)	(6,128)	(15,021)	329	(631)	—	(21,451)	(46,530)	—	—	(67,981)
Loss on disposition of business						(243)	—	—	—	(243)
Foreign currency loss						(4,126)	—	—	—	(4,126)
Minority interest						712	26,226	—	—	26,938
Interest expense										(8,923)
Interest income										7,304
Income tax expense										(1,215)
Discontinued operations										(12,776)

Net loss										$(141,983)

Results of operations

The following discussion and analysis relates to our results of operations for each of the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the "Selected Historical Consolidated Financial Data" and the Consolidated Financial Statements and the notes related thereto that appear elsewhere in this document.

In addition, we have included a discussion of certain non-consolidated operations that are material to our business. We believe that this discussion is helpful to developing an understanding of the factors contributing to our overall financial condition and results of operations.

The discussion of our results of operations is organized as follows:

CONSOLIDATED RESULTS

    —
    Consolidated Results of Operations for the Year Ended December 31, 2001 compared to the Consolidated Results of Operations for the Year Ended December 31, 2000

    —
    Consolidated Results of Operations for the Year Ended December 31, 2000 compared to the Consolidated Results of Operations for the Year Ended December 31, 1999

UNCONSOLIDATED RESULTS

    —
    Results of Unconsolidated Operations for the Year Ended December 31, 2001 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 2000

    —
    Results of Unconsolidated Operations for the Year Ended December 31, 2000 compared to the Results of Unconsolidated Operations for the Year Ended December 31, 1999

CONSOLIDATED RESULTS—CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

COMMUNICATIONS GROUP-EASTERN EUROPE AND THE CIS

Wireless Telephony

Revenues.    Wireless telephony revenues decreased 15% to $11.7 million for the year ended, December 31, 2001 as compared to $13.8 million for the year ended December 31, 2000. The decrease of $2.1 million is attributable to Altel, the Kazakhstan AMPS operator. ALTEL's 2001 revenues were adversely affected by competition from GSM operators who entered the Kazakhstan market in 1999 and by the unauthorized use of its cellular network. ALTEL has purchased anti-cloning equipment, which is now fully operational.

Operating loss.    Wireless telephony operating loss decreased 13% to $3.4 million for the year ended December 31, 2001 as compared to $3.9 million for the year ended December 31, 2000. The decrease is attributable to the $2.1 million decrease in revenue offset by a $1.8 million decrease in selling, general and administrative expenses. Selling, general and administrative expenses decreases include lower license fees of $0.7 million due to a change in the regulatory environment in Kazakhstan, a decline in bad debt expense of $0.2 million and other general cost reductions. Additionally, direct costs decreased $0.6 million attributable to the decrease in revenue, and depreciation expense also decreased $0.6 million.

Due to ALTEL's inability to achieve historical financial projections management assessed the recoverability of the related long-lived assets, which resulted in a non-cash impairment charge of $44.6 million in 2001. This charge is reflected in segment headquarters.

Fixed Telephony

Revenues.    Fixed telephony revenues decreased 14% to $88.9 million for the year ended December 31, 2001 as compared to $104.0 million for the year ended December 31, 2000. This reduction in revenues was principally a result of a $21.2 million reduction in revenues from PeterStar, which were $47.9 million for 2001 compared to $69.1 million for 2000. The reduction was partially offset by a $4.6 million increase in revenues at Technocom. The reduction in PeterStar's revenues in 2001 was principally due to the loss of transit traffic for St. Petersburg's mobile telephony operators, partially offset by an increase in call revenues from non-mobile customers. In 2000 PeterStar's revenues attributable to mobile operators was $28.3 million. Excluding the $28.3 million of revenue generated from the mobile operators in 2000, revenues at PeterStar were 17% higher in 2001 compared to 2000. Technocom experienced higher international and long distance traffic volumes in 2001 compared to 2000.

Operating income.    Fixed telephony operating income decreased by $21.6 million to $9.3 million for the year ended December 31, 2001 as compared to $30.9 million for the year ended December 31, 2000. This was principally a result of a $21.1 million and $2.2 million reduction in the operating results of PeterStar and Technocom, respectively. The reduction in PeterStar's results is principally due to the loss of the mobile telephony traffic without a corresponding reduction in fixed expenses. The reduction in operating results at Technocom is due primarily to an increase in rates charged and termination costs.

Due to Technocom's inability to achieve historical financial projections, management assessed the recoverability of the related long-lived assets, which resulted in a non-cash impairment charge of $66.8 million in 2001. This charge is reflected in segment headquarters.

Cable Television

Revenues.    Cable television revenues increased by $5.9 million or 82% to $13.2 million for the year ended December 31, 2001 as compared to $7.3 million for the year ended December 31, 2000. The increase in revenues was principally due to the consolidation of Ayety TV from the fourth quarter of 2000 and of Sun TV from the first quarter of 2001. These investments contributed $4.0 million of revenues in 2001. In addition, Romsat reported an increase of revenues of $1.6 million for 2001 due to increased subscriber numbers and incremental revenues generated by the Devasat and FX Internet operations, acquired in 1999 and 2000, respectively. Ala and Viginta also contributed $0.3 million and $0.1 million in additional revenues, respectively due to an increase in the number of subscribers.

Operating loss.    Cable television reported operating losses of $1.8 million for the year ended December 31, 2001 representing a $0.2 million increase as compared to $1.6 million for the year ended December 31, 2000. Operating losses increased $0.3 million at Arkhangelsk as a result of increased expenditures in upgrading part of the television network. The consolidation of Ayety TV from the fourth quarter of 2000 and of Sun TV from the first quarter of 2001 contributed $0.3 million in additional operating losses. Offsetting these increases is a $0.3 million decrease in operating loss from Viginta due to an increase in revenue, decrease in depreciation expense and general costs cutting efforts by local management.

Radio Broadcasting and Paging

Revenues.    Radio broadcasting and paging revenues decreased by 11% to $14.5 million for the year ended December 31, 2001 as compared to $16.3 million for the year ended December 31, 2000. The decrease was principally due to a $1.9 million reduction in revenues from Juventus and a $1.2 million reduction in revenues in the paging businesses offset by an increase in revenues of $1.4 million from SAC. SAC reported revenues of $6.5 million for 2001 compared to $5.1 million for 2000 and Radio Juventus reported revenues of $3.5 million in 2001 compared to $5.4 million for 2000. The reduction in Juventus revenues is due to increased competition from national Hungarian radio networks. The reduction in revenues from the paging businesses is due to the Company's decision to abandon the paging operations of Eurodevelopment and CNM and as such their results were no longer reported in 2001. The increase in revenue at SAC was a result of growth in the advertising market in Russia.

Operating loss.    Radio broadcasting and paging operating losses increased $0.3 million to $0.6 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000. Approximately $1.3 million of the increase results from the 2001 acquisition of Oy Metromedia Finland Ab. Radio Juventus experienced a $0.9 million increased operating loss due to a decrease in revenue and increase in depreciation and amortization expense. These losses were offset by a $1.1 million increase in the operating income of SAC and Radio Katusha as a result of revenue growth. In addition, News Talk Radio reported an operating loss of $2.3 million prior to its disposal in 2000. Accordingly, no such similar operating loss was recorded in 2001.

Segment Headquarters

Segment headquarters operations relate to executive, administrative, logistical and business venture support activities.

Revenues.    Revenues decreased $1.7 million to $1.5 million for the year ended December 31, 2001 as compared to $3.2 million for the year ended December 31, 2000. This revenue reduction is due to a drop in programming and management fee revenues from the Communications Group's unconsolidated cable television business ventures whose revenues decreased in 2001 as compared with 2000.

Depreciation and amortization.    Segment headquarters depreciation and amortization increased by 9% to $38.2 million for the year ended December 31, 2001 as compared to $35.0 million for the year ended December 31, 2000. This is principally due to an additional amortization associated with the goodwill and intangible assets recorded upon the acquisition of Comstar in December 2000. Amortization expense is expected to decrease substantially in 2002 as a result of the Company's adoption of SFAS 142 as of January 1, 2002 and the resultant discontinuance of goodwill amortization.

Operating loss.    Operating losses increased $117.4 million to $179.8 million for the year ended December 31, 2001 as compared to $62.4 million for the year ended December 31, 2000, due primarily to the restructuring and asset impairment charges and the additional amortization of goodwill associated with the acquisition of Comstar in December 2000.

Gain (loss) on disposition of businesses.    Gain (loss) on disposal of businesses decreased $59.2 million to a loss of $0.2 million for the year ended December 31, 2001 as compared to a gain of $59.0 million for the year ended December 31, 2000. The gain on disposal during 2000 was attributable mainly to the sale of the Communications Group's investment in Baltcom GSM, which resulted in a gain of $57.4 million. The Communications Group also realized a gain of $2.8 million on the disposal of News Talk Radio in July 2000.

Foreign currency gain (loss).    The Company recorded a foreign currency gain of $0.1 million for the year ended December 31, 2001 as compared to a foreign currency loss of $0.7 million for the year ended December 31, 2000. The foreign currency gain recorded for 2001 was as a result of local currency fluctuations, primarily in Hungary. The 2000 foreign currency loss of $0.7 million was due primarily to fluctuations of the local currency in Romania.

Minority interest.    Minority interest decreased by $5.4 million to $1.8 million for the year ended December 31, 2001 as compared to $7.2 million for the year ended December 31, 2000, due primarily to a $12.3 million decrease in the net income of PeterStar, in which there is a minority interest shareholder of 29%.

Communications Group-China

Revenues.    The Communications Group-China revenues increased by $0.1 million to $0.4 million for the year ended December 31, 2001 as compared to $0.3 million for the year ended December 31, 2000.

Operating loss.    The Communications Group-China operating loss of $5.6 million for the year ended December 31, 2001 was flat as compared to the year ended December 31, 2000.

Equity in income (losses) of business ventures. There was no equity in income (losses) of business ventures since, in 2001, all businesses in China are consolidated. Equity in income (losses) in 2000 of $3.4 million reflects the pre-operational losses of Huaxia JV of $0.7 million through September 30, 2000, after which the venture was consolidated, offset by the decrease in the 1999 impairment charge of $4.1 million.

Minority interest.    The Communications Group-China minority interest decreased to $0.1 million for the year ended December 31, 2001 as compared to $2.4 million for the year ended December 31, 2000.

Snapper

Revenues.    Lawn and garden sales increased by $5.5 million to $164.5 million for the year ended December 31, 2001 as compared to $159.0 million for the year ended December 31, 2000. This was principally due to $18.6 million of higher sales to Wal-Mart in 2001 compared to 2000. In addition, 2001 sales were higher due to $7.1 million greater parts and accessories sales over 2000 and lower interest costs under Snapper's floor plan financing program of $4.3 million which are now recorded as a sales discount in all periods as a result of the adoption of EITF No. 01-9. These increases were offset by weak economic climatic/environmental conditions and the decision to reduce dealer inventory levels, which the Company estimates accounted for $24.2 million of lower sales to dealers and distributors.

Gross profit.    Gross profit increased by 15% to $55.3 million for the year ended December 31, 2001 as compared to $48.0 million for the year ended December 31, 2000. The higher gross profit in 2001 was due to higher sales as noted above. In addition, gross profit percentages improved in 2001, increasing from 30.1% in 2000 to 33.6% in 2001 as a result of Snapper's cost containment programs, selling higher margin products such as parts and accessories, lower floorplan financing costs and the non renewal of certain commissioned distributors and agents.

Depreciation and Amortization.    Depreciation and amortization charges were $5.2 million and $5.7 million in 2001 and 2000, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

Operating income/(loss).    Operating income was $6.9 million for the year ended December 31, 2001 as compared to an operating loss of $3.7 million for the year ended December 31, 2000. Operating income in 2001 increased due to higher sales and gross profit percentages and lower floorplan interest. Operating loss in 2000 was negatively impacted by distributor buybacks, as well as $3.6 million in expenses related to non-renewal of commissioned distributor contracts.

Consolidated

Interest expense.    Interest expense increased by 5% to $24.6 million in 2001 as compared to $23.4 million in 2000. This is a result of the increase in interest from the additional accreted interest on the higher outstanding balance on the Company's 10 1/2% Senior Notes, partially offset by reductions in long-term interest rates on Snapper's borrowings.

Interest income.    Interest income decreased by $3.0 million to $2.7 million in 2001 as compared to $5.7 million in 2000 due to a decrease in the available cash and cash equivalents balance during 2001 as a result of funding the Company's operations.

Other income.    Other income decreased by $4.5 million to $0.7 million in 2001 as compared to $5.2 million in 2000. This decrease was attributable to a gain of $2.5 million related to a sale of a purchase option and the collection of $2.5 million related to a receivable that was fully reserved.

Income tax expense.    Income tax expense decreased by $2.4 million to $7.9 million in 2001 as compared to $10.3 million in 2000. The income tax expense in 2001 and 2000 is principally from income taxes on the Company's PeterStar operations.

Cumulative effect of a change in accounting principle.    The Company adopted the provisions of EITF No. 01-9 as of January 1, 2001, as described in more detail in Note 2 to the audited consolidated financial statements. Accordingly, the Company recorded the cumulative effect of adoption as a charge to earnings of $2.4 million in 2001. There was no such similar charge in 2000.

CONSOLIDATED RESULTS—CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE CONSOLIDATED RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

COMMUNICATIONS GROUP-EASTERN EUROPE AND THE CIS

Wireless Telephony

Revenues.    Wireless telephony consolidated revenues for 2000 amounted to $13.8 million as compared to $4.5 million for 1999 and were generated by ALTEL. The revenue reported in 1999 relates to the last quarter of that year. ALTEL's twelve month revenues for 1999 amounted to $23.2 million. The venture's revenues in 2000 were lower than those in 1999 due to the adverse effect of competition from two GSM operators which entered the Kazakhstan market in early 1999.

Operating Loss.    As a result of competition from the two GSM operators, ALTEL experienced downward pressure on its tariffs and revenues in 2000. Due to reductions in margins, the venture recorded an operating loss of $3.9 million in 2000 compared to an operating loss of $0.8 million for the year of 1999.

Fixed Telephony

Revenues.    Fixed telephony consolidated revenues for 2000 amounted to $104.0 million, compared to $18.4 million in 1999. Consolidated fixed telephony revenues in 1999 were generated in the last three months ended December 31, 1999 and were attributable to subsidiaries acquired with the Company's acquisition of PLD on September 30, 1999.

PeterStar generated revenues of $69.1 million in 2000 as compared to $54.1 million during 1999. The increase in revenues in 2000 was due mainly to recognition of activation fees as discussed below, as well as processing higher traffic volumes on behalf of the venture's wireless operator customers. In January 2001, the wireless operators started to process traffic through an alternative service provider formed by Telecominvest, the owner of the 29% minority interest in PeterStar. Revenue derived from wireless operators in 2000 amounted to $28.3 million of which $9.4 million was for activation fees.

These activation fees were originally deferred to be amortized over the average customer life, as these customers moved to a competing network and the customer relationship was terminated. Since these customers moved to a competing network and the customer relationship was terminated, PeterStar accelerated recognition of previously deferred activation fees in the fourth quarter of 2000 amounting to approximately $10.1 million.

Technocom's revenues for 2000 amounted to $27.8 million, a 55% increase on 1999 full year revenues of $17.9 million. Higher revenues in 2000 resulted from increased international and long-distance traffic volumes compared with 1999, which compensated for a downward trend in tariffs.

Operating income.    During 2000 fixed telephony consolidated ventures generated operating income of $30.9 million compared to an operating loss of $4.6 million in 1999. PeterStar's operating income for 2000 amounted to $33.1 million as compared to $11.4 million for full year 1999, the increase due primarily to the increase in revenue derived from wireless operators. Technocom's operating loss for 2000 amounted to $954,000 which was $4.8 million less than prior year's full year operating loss of $5.8 million. Technocom's improved operating results in 2000 were due to higher revenues, as discussed above, and further cost savings derived from restructuring of the venture's operations in 1999.

Cable Television

Revenues.    Cable television operations generated revenues of $7.3 million in 2000, representing a 31% increase on 1999 revenues of $5.6 million. The majority of 2000 and 1999 consolidated revenues were attributable to Romsat, Viginta, and ATK.

Included in consolidated revenues and operating losses for the year ended December 31, 2000 were revenues of $0.1 million and operating losses of $0.2 million relating to Ayety TV which became a consolidated entity during the fourth quarter. In Romania, Romsat reported revenues of $4.6 million in 2000, an increase of $0.8 million compared to 1999 due to growth in subscriber numbers following the acquisition of Devasat in late 1999 as well as other smaller acquisitions. In Lithuania, Viginta generated revenues of $1.3 million in 2000, representing an increase of 21% on 1999 revenues of $1.1 million and attributable to improved programming leading to higher subscribers. ATK reported revenues of $0.9 million in 2000 compared to $0.7 million in 1999, ATK's first year of operations.

Operating loss.    Cable television reported consolidated operating losses for 2000 of $1.6 million, a 185% increase on 1999 operating losses of $0.6 million. Compared to an operating income in 1999 of $0.1 million, Romsat generated operating losses in 2000 of $0.1 million, primarily due to additional goodwill amortization associated with the purchase of Devasat and FX Internet. Viginta reduced its 2000 operating losses to $0.3 million from $0.6 million in 1999 as a result of increased revenues. ATK reported 2000 operating losses of $0.5 million compared to $0.1 million in 1999. Ala TV reported operating losses of $0.3 million in 2000 as compared to $0.1 million in 1999.

Radio Broadcasting and Paging

Revenues.    Radio operations generated consolidated revenues of $14.7 million in 2000 and 1999. Radio Juventus in 2000 had revenues of $5.4 million, representing a 20% decrease from 1999 revenues of $6.7 million. The decrease was due to the effect of competition from television, a new national Hungarian radio network and also the devaluation of the Hungarian forint. In Russia, SAC and Radio Katusha's revenues increased from $3.8 million and $1.6 million in 1999 to $5.1 million and $1.8 million in 2000 respectively, as the ventures experienced recovery from the Russian economic crisis in late 1998 and a resulting increase in demand for advertising.

The Communications Group's paging ventures generated consolidated revenues of $1.6 million in 2000, representing a 48% decrease on 1999 revenues of $3.1 million. The decrease was due to lower demand driven by competition from the wireless telephony market. CNM reported 2000 revenues of $0.4 million compared to $1.1 million in 1999. Baltcom Estonia had revenues of $0.5 million in 2000 as compared with $0.7 million in 1999. In Ukraine, Eurodevelopment generated revenues of $0.7 million compared to $0.7 million in 1999. The Communications Group's Paging One business in Austria generated revenues of $0.5 million in 1999 prior to its disposal in that year.

Operating income.    In 2000, radio operations generated operating losses of $0.6 million compared to $5.7 million of operating losses in 1999. 1999 profitability was adversely affected by operating losses of News Talk Radio, Berlin, which amounted to $7.1 million. Disposal of the venture was finalized on July 28, 2000 and generated a non-cash gain to the Communications Group of $2.8 million which was primarily due to the settlement of $2.3 million of liabilities without cash payment.

Radio Juventus generated operating losses in 2000 of $0.4 million compared to operating income of $0.4 million in 1999. The results of the venture were adversely affected by decreasing revenues in 2000 and increased license fees. SAC's operating income increased by 134% from $0.9 million in 1999 to $2.0 million in 2000 mainly as a result of the venture's improved revenues in 2000. Radio Katusha's operating income in 2000 compared to 1999 remained unchanged compared to 1999, despite increased revenues in 2000 due to higher advertising costs.

On September 14, 2000 the Communications Group disposed of its 51% holding in Radio Vladivostok, recording a non-cash loss of $0.2 million.

Consolidated operating income from paging operations amounted to $0.3 million in 2000 compared to losses of $3.7 million in 1999. The 1999 loss included a charge of $1.9 million to write down long-lived assets in Eurodevelopment following reevaluation of the venture's operations as part of the Company's ongoing strategic review. Eurodevelopment generated an operating loss of $0.1 million in 2000. CNM's operating income for 2000 amounted to $0.3 million compared to $0.3 million in 1999. Before its disposal in 1999, Paging One generated operating losses of $1.8 million in that year.

In 2000, Eurodevelopment reported revenues of $0.7 million. The long-lived assets of that venture were written off in 1999 and the Communications Group no longer has input into the management of its operations. CNM reported 2000 revenues of $0.4 million. That Company's operations are in the process of being liquidated.

During 1999, the Company disposed of Paging One's operations which resulted in a loss of $0.2 million.

Segment Headquarters

Revenues.    Increased revenues in 2000 compared to 1999 reflected growth in income from the Communications Group's unconsolidated cable TV businesses.

Depreciation and amortization.    Segment headquarters depreciation and amortization increased $22.4 million to $35.0 million for the year ended December 31, 2000 as compared to $12.6 million for the year ended December 31, 1999. This is principally due to the acquisition of PLD Telekom in September 1999 and the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years.

Operating loss.    Increased 2000 depreciation and amortization compared to 1999 related to a full year of goodwill and telephony licenses amortization arising from the Company's acquisition of PLD Telekom in September 1999, compared to three months of goodwill amortization during 1999. Depreciation and amortization expenses were also affected in 1999 by the revision of the amortization life of goodwill in July 1999 from 25 years to 10 years. Segment overhead expenses for 2000 and 1999 were $32.1 million and $29.3 million, respectively. Overhead expenses for 2000 include the operations of PLD Telekom for all of 2000 as compared to three months in 1999.

Gain (loss) on disposition of businesses.    In 2000 the Communications Group realized a gain on the disposal of businesses amounting to $59.0 million. The gain was attributable mainly to the sale of the Communications Group's investment in Baltcom GSM which resulted in a gain of $57.4 million. The Communications Group also realized a gain on the disposal of News Talk Radio, Berlin, in July 2000 of $2.8 million which resulted primarily from the settlement of $2.3 million of liabilities without a cash payment. The 1999 loss of $0.2 million on disposition of businesses relates to the disposal of Paging One.

Foreign currency gain (loss).    For the years ended December 31, 2000 and 1999 foreign currency loss primarily represents losses from consolidated business ventures and subsidiaries operating in highly inflationary economies. Foreign currency losses represent the re-measurement of the ventures' financial statements, in most cases using the U.S. dollar as the functional currency. U.S. dollar transactions are shown at their historical value. Monetary assets and liabilities denominated in local currencies are translated into U.S. dollars at the prevailing period-end exchange rate. All other assets and liabilities are translated at historical exchange rates. Results of operations have been translated using the monthly average exchange rates. The foreign currency loss also relates to the transaction differences resulting from the use of these different rates. The 2000 foreign currency loss of $0.7 million was due primarily to fluctuations of the local currency in Romania. The 1999 foreign currency loss of $4.1 million was due primarily to the adverse effect of the weakening of local currencies in Germany and Austria.

Communications Group-China

Revenues.    Consolidated revenues of $0.3 million for the year ended December 31, 2000 primarily represent the operations of 66cities JV. The Company acquired an indirect 87% interest in 66cities.com during 2000. The Company's earlier and now dissolved telecommunications ventures in China were accounted on the equity basis and their revenues were not consolidated in 1999. The Company had no consolidated revenues in 1999.

Operating loss.    Operations during 2000 resulted in losses of $5.6 million as compared to $10.2 million in 1999, with the decrease due to substantial reductions in personnel and other overhead costs associated with the final dissolution of the China telecommunications ventures. The year 2000 losses are partially offset by a $4.7 million reduction in the write-off of goodwill in the final dissolution of the telecommunications ventures.

Equity in income (losses) of business ventures.    Equity in income of $3.4 million during 2000 reflects the pre-operational losses of Huaxia JV of $0.7 million through September 30, 2000, at which time the Communications Group obtained 98% control of this venture offset by the decrease in the 1999 impairment charge of $4.1 million. Prior to September 30, 2000, results for this venture were reported on the equity basis. Equity in losses of the Communications Group's telecommunications business ventures in China amounted to $44.8 million for 1999 primarily comprised of the impairment charge of $45.7 million related to the termination of the telecommuncations business ventures.

Minority interests.    The Communications Group-China minority interest decreased by $23.8 million to $2.4 million for the year ended December 31, 2000 as compared to $26.2 million for the year ended December 31, 1999. This was principally a result of the minorities share of the losses relative to the respective joint ventures. Once the minority's share of the respective business was reduced to zero, the Company recognized 100% of the remaining loss.

Snapper

Revenues.    In 2000, Snapper's sales were $159.0 million compared to $206.9 million in 1999. Sales of lawn and garden equipment contributed the majority of revenues for both periods. In 2000, Snapper notified a number of its commissioned distributors and commissioned agents, stating that it was not going to renew their contracts, which expired August 31, 2000. Snapper chose not to renew these contracts in order to give it direct control over these territories, which allowed it to improve profit margins. This announcement negatively impacted sales for the year. In addition, Snapper agreed to repurchase parts and accessories owned by these distributors whose contracts were not renewed, and recorded a $2.7 million reduction of revenue for these repurchases. In the third quarter of 2000, Snapper introduced a new Grounds Cruiser utility vehicle, which generated $3.5 million in new sales for the year.

On September 19, 2000, Snapper announced that it had reached an agreement with Wal-Mart Stores, Inc. to sell several models of Snapper walk-behind mowers, lawn tractors, rear-engine riding mowers and a tiller throughout most Wal-Mart stores and Wal-Mart Supercenter locations in the U.S. The Wal-Mart agreement marks a major change in Snapper's distribution focus. Snapper traditionally marketed its products through more than 4,000 independent outdoor power equipment dealers throughout the U.S. The increasing popularity of home center stores and mass merchants has led Snapper to seek additional opportunities to reach customers. At the same time Wal-Mart, the world's largest retailer, was looking for a high-end lawnmower brand name to bring to its seasonal garden centers. Snapper shipped $1.4 million in sales to Wal-Mart in December 2000. Snapper's network of dealers will continue to sell Snapper residential equipment, commercial equipment, snowthrowers, tillers and the utility vehicle, as well as handle all service for Snapper equipment.

Gross Profit.    Gross profit for 2000 was $48.0 million as compared to $63.2 million for 1999. The lower gross profit was due to lower sales and distributor buybacks as noted above.

Operating Income.    Snapper had an operating loss of $3.7 million in 2000 compared to operating income of $4.1 million in 1999. Operating loss in 2000 was due to lower sales and distributor buybacks as noted above. In addition, the 2000 operating loss was negatively impacted due to $3.6 million in expenses related to the non-renewal of commissioned distributor contracts. Depreciation and amortization charges were $5.7 million and $6.2 million in 2000 and 1999, respectively. Depreciation and amortization reflected the depreciation of Snapper's property, plant and equipment as well as the amortization of the goodwill associated with the acquisition of Snapper.

Consolidated

Interest expense.    Interest expense increased $14.5 million to $23.4 million for the year ended December 31, 2000. The increase in interest was principally due to a full year of amortization of debt discount on the Company's 10 1/2% senior discount notes in connection with the Company's acquisition of PLD Telekom on September 30, 1999.

Income tax benefit (expense).    The income tax expense in 1999 principally reflects foreign taxes in excess of the federal credit.

Net loss, including other income and discontinued operations.    Net loss decreased to $24.3 million for the year ended December 31, 2000 from $142.0 million for the year ended December 31, 1999. The decrease in net loss is principally from the reduction in operating loss from $81.0 million in 1999 to $48.5 million in 2000. The decrease in operating loss is attributable to restructuring and asset impairment charges in 1999 of $18.5 million, reduction in overhead costs at the Communications Group's operation in Eastern Europe and the CIS and China, partially offset by an increase in amortization costs related to the amortization of goodwill and licenses attributable to the acquisition of PLD Telekom, the change in the estimated useful life from 25 years to 10 years on goodwill attributable to the Communications Group's operations in Eastern Europe and the CIS, and a reduction in the profitability of Snapper's operations. The net loss in the year ended December 31,

2000 was negatively impacted by the increase in interest expense of $14.5 million principally from the amortization of debt discount on the Company's 10 1/2% senior discount notes and increased income tax expense of $9.1 million. The net loss in 2000 includes gains on sale of businesses which is principally the gain on the sale of Baltcom GSM of $57.4 million, a gain related to the buy out of an option to acquire an ownership in a telecommunications entity of $2.5 million and the collection of a receivable that was fully reserved of $2.5 million. The reduction in net loss from 1999 to 2000 is also the result of a decrease in equity in losses of and write down of investments in unconsolidated investees. In 1999, such amount included impairment charges of $61.8 million as compared to impairment charges of $5.4 million included in 2000. The net loss in 1999 includes from discontinued operations the settlement of a lawsuit in connection with the sale of the Company's former entertainment assets.

VENTURES ACCOUNTED FOR UNDER THE EQUITY METHOD OF ACCOUNTING

We present below information that we believe provides additional insight into our unconsolidated equity method investments. Accordingly, following accounting standards generally accepted in the United States, wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control are accounted for by the equity method. Accordingly, the results of such unconsolidated ventures are included in our consolidated statements of operations as a single line item, "Equity in losses of and write-down of investment in unconsolidated investees". However, we recognize 100% of the losses of all ventures where we bear all the financial risk, which includes all our significant ventures. The assets, liabilities and equity of such ventures are included in our consolidated balance sheets as a single line item, "Investments in and advances to business ventures".

The following provides details of the results of operations of our unconsolidated ventures by business segment. The ownership interest in the first column indicates our legal ownership percentage for the equity investments within the business segment. See Note 4 of our audited consolidated financial statements for additional disclosures related to our equity investees.

	Ownership Interest	Revenues	Operating Income/ (Loss)	Depreciation & Amortization	Income/ (Loss)
	(in thousands, except Ownership Interest)
Year ended December 31, 2001
Wireless Telephony	35-50%	$46,622	$18,313	$12,043	$15,475
Fixed Telephony	30-50%	92,019	4,590	16,149	(2,080)
Cable Television	45-50%	23,880	(4,861)	7,745	(10,529)
Radio Broadcasting and paging	26-50%	2,072	(374)	184	(875)

Total		$164,593	$17,688	$36,121	$1,991
Year ended December 31, 2000
Wireless Telephony	22-50%	$63,583	$17,557	$17,171	$9,639
Fixed Telephony	30-50%	33,718	(11,140)	12,842	(14,648)
Cable Television	45-50%	28,898	(1,603)	8,738	(11,017)
Radio Broadcasting and paging	26-50%	9,001	(2,310)	1,221	(2,566)

Total		$135,200	$2,504	$39,972	$(18,592)
Year ended December 31, 1999
Wireless Telephony	22-50%	$49,172	$2,027	$18,044	$(9,540)
Fixed Telephony	37-50%	25,012	(1,747)	3,264	(8,701)
Cable Television	45-50%	27,616	697	9,232	(3,369)
Radio Broadcasting and paging	26-50%	13,288	(604)	825	(1,171)

Total		$115,088	$373	$31,325	$(22,781)

UNCONSOLIDATED RESULTS—RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

Wireless Telephony

Revenues.    Revenues from unconsolidated entities decreased by $17.0 million or 27% to $46.6 million for the year ended December 31, 2001 as compared to $63.6 million for the year ended December 31, 2000. This decrease was principally as a result of the Company's disposition of its interest in Baltcom GSM in 2000. Baltcom GSM revenues in 2000 totaled $26.6 million. Such decrease was offset by a growth in revenues of $7.0 million to $35.0 million for 2001 at Magticom and growth in revenues of $2.2 million to $4.3 million for 2001 at Tyumenruskom. Magticom revenues increased due to strong increases in connection and activation revenues commensurate with subscriber growth, offset by declines in roaming revenue which is driven by global downwards pressure on rates. The increase in Tyumenruskom revenues is due to the increase in services revenue reflecting the growth in subscribers relating to the increased number of additional services offered.

Operating income.    Operating income at unconsolidated entities increased by $0.7 million, or 4%, to $18.3 million for the year ended December 31, 2001 from $17.6 million for the year ended December 31, 2000. This increase was principally due to $3.1 million and $3.0 million increases in the operating results of Tyumenruskom and BELCEL, respectively, due to improved margins and revenue growth and favorable settlement of certain outstanding liabilities. These increases were partially offset by the Company's disposition of its interest in Baltcom GSM in 2000, which contributed approximately $4.3 million of operating income in 2000.

Net income.    Net income from unconsolidated entities increased by $5.9 million or 61% to $15.5 million for the year ended December 31, 2001 as compared to $9.6 million for the year ended December 31, 2000. This increase was principally as a result of Tyumenruskom and BELCEL which recognized an additional $2.8 million and $3.5 million net income respectively as a result of improved margins and revenue growth and favorable settlement of certain outstanding liabilities. An increase of $1.8 million is attributable to the sale of Baltcom GSM during 2000 which generated a loss in that period. These increases were partially offset by a $2.2 million decrease in net income at Magticom due to a favorable $1.8 million settlement of a legal claim during 2000. No similar benefit was applicable in 2001.

Fixed Telephony

Revenues.    Revenues from unconsolidated entities increased by $58.3 million to $92.0 million for the year ended December 31, 2001 as compared to $33.7 million for the year ended December 31, 2000. This increase is principally related to a $63.9 million increase in revenues from Comstar due to a full year of operations reflected in 2001, compared to only one month in 2000. This increase is offset by a decrease in revenues from Caspian American Telecommunications ("CAT") and Telecom Georgia of $1.8 million and $3.4 million, respectively. The decrease in revenues from CAT is a result of the Company no longer reporting its results of operations due to the Company's decision to abandon that business venture. The decrease in revenues from Telecom Georgia is due to tariff pressure and increased local competition.

Operating income (loss).    Operating income at unconsolidated entities increased by $15.7 million to $4.6 million for the year ended December 31, 2001 as compared to an operating loss of $11.1 million for the year ended December 31, 2000. This increase was principally a result of a $7.5 million increase in operating income at Comstar due to a full year of operations reflected in 2001 compared to one month in 2000. This increase is offset by a $1.2 million decrease in operating results at Telecom Georgia, which were negatively impacted by a loss of revenue partially offset by a reduction in bad debts and general and administrative expenses. In addition, the Company recorded an operating loss of $9.5 million in 2000 from CAT which, due to its abandonment, was not included in the results of operations for 2001.

Net income (loss).    Net loss from unconsolidated entities decreased by $12.5 million to $2.1 million for the year ended December 31, 2001 as compared to $14.6 million for the year ended December 31, 2000. Approximately $11.0 million of this decrease was a result of the Company's abandonment of CAT. In addition, Comstar reported an increase in net income of $2.1 million over 2000 net income, principally as a result of a full year's results in fiscal 2001, while 2000 results reflected one month's results for Comstar.

Cable Television

Revenues.    Revenues from unconsolidated entities decreased by $5.0 million to $23.9 million for the year ended December 31, 2001 from $28.9 million for the year ended December 31, 2000. Approximately $4.1 million of this decrease is principally related to the Company increasing its ownership and control in Ayety TV and Sun TV in the fourth quarter of 2000 resulting in the consolidation of those entities. In addition, revenues from Kamalak TV decreased by $1.9 million due to devaluation of the local currency, increasing competition and loss of premium package customers.

Operating loss.    Operating loss at unconsolidated entities increased by $3.3 million to $4.9 million for the year ended December 31, 2001 from an operating loss of $1.6 million for the year ended December 31, 2000. Operating losses decreased $1.9 million due to the consolidation of Ayety TV and

Sun TV in 2001. Offsetting these decreases are increased losses of $2.1 million at Kamalak TV primarily due to decreased revenues and margins resulting from the devaluation of the local currency, increasing competition, loss of premium package customers and sales tax contingencies. Additionally an increase in operating losses at Baltcom TV of $2.1 million is attributable to declining margins due to providing free installation to new subscribers in response to significant competition as well as increased internet services costs and provision for sales tax contingencies. This increase was also due to decreased results of operations at Kamalak TV in the amount of $2.1 million, partially as a result of a provision for sales tax contingencies.

Net loss.    Net loss from unconsolidated entities decreased by 5% to $10.5 million for the year ended December 31, 2001 from $11.0 million for the year ended December 31, 2000. This decrease was principally due to a $3.7 million decrease in net losses from the now consolidated Ayety TV and Sun TV, offset by increased losses at Kosmos TV of $2.1 million primarily due to a write-down of inventory resulting from the upgrade to a digital system at Kosmos TV. Tariff discounts granted at Baltcom TV to maintain subscribers, and an additional provision for sales tax contingencies increased its net loss by $1.9 million in 2001.

Radio Broadcasting and Paging

Revenues.    Revenues from unconsolidated entities decreased by $6.9 million to $2.1 million for the year ended December 31, 2001 from $9.0 million for the year ended December 31, 2000. This decrease is principally related to the Company abandonment of a paging business venture which generated revenues of $6.3 million in 2000. No such revenues were recognized in 2001. Additionally revenue from Trio Radio decreased $0.3 million due to the Company's additional ownership equity and control of the venture in the fourth quarter 2001. As a result, Trio Radio's results of operations are included in the Company's consolidated results, subsequent to the additional ownership purchase.

Operating loss.    Operating loss at unconsolidated entities decreased by $1.9 million to $0.4 million for the year ended December 31, 2001 from an operating loss of $2.3 million for the year ended December 31, 2000, principally as a result of the abandonment of the paging operations in 2000.

Net loss.    Net loss from unconsolidated entities decreased by $1.7 million to $0.9 million for the year ended December 31, 2001 from $2.6 million for the year ended December 31, 2000. $1.6 million of the decrease was due to the abandonment of a paging business venture in 2000. An additional decrease of $0.4 million results from the consolidation of Trio Radio during the fourth quarter of 2001.

UNCONSOLIDATED RESULTS—RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE RESULTS OF UNCONSOLIDATED OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

Wireless Telephony

Revenues.    Revenues from unconsolidated entities increased by $14.4 million or 29% to $63.6 million for the year ended December 31, 2000 as compared to $49.2 million for the year ended December 31, 1999. This increase was principally as a result of increases in Magticom's revenues in 2000 from $16.0 million to $27.9 million, an increase of $11.9 million. This increase, together with increases in revenue of $7.6 million in Tyumenruskom and BELCEL due to a full year of results in 2000 was partially offset by a decrease in revenues of Baltcom GSM of $5.1 million from 1999 revenues of $31.7 million due to its sale in October 2000. Magticom revenues increased due to strong subscriber growth and traffic levels.

Operating income.    Operating income at unconsolidated entities increased by $15.6 million to $17.6 million for the year ended December 31, 2000 from $2.0 million for the year ended December 31, 1999. This increase was primarily driven by increases at Magticom and Baltcom GSM of $11.8 million and $2.4 million, respectively.

Net income.    Net income from unconsolidated entities increased by $19.1 million to $9.6 million for the year ended December 31, 2000 as compared to a loss of $9.5 million for the year ended December 31, 1999. This increase was principally as a result of Magticom and Baltcom GSM which generated an additional $14.1 million of net income and a reduced net loss of $3.9 million, respectively, as a result of improved margins and revenue growth.

Fixed Telephony

Revenues.    Revenues from unconsolidated entities increased by $8.7 million to $33.7 million for the year ended December 31, 2000 as compared to $25.0 million for the year ended December 31, 1999. This increase is principally related to $4.8 million of revenues from Comstar for one month in 2000, and an increase in revenues from Caspian American Telecommunications ("CAT") and Telecom Georgia of $1.1 million and $1.7 million, respectively.

Operating income (loss).    Operating loss at unconsolidated entities increased by $9.4 million to $11.1 million for the year ended December 31, 2000 as compared to an operating loss of $1.7 million for the year ended December 31, 1999. This increase was principally a result of a $7.3 million increase in operating losses of CAT from $2.3 million in 1999, its first year of operations, to $9.6 million in 2000 due to high start up costs and an inability to develop a customer base. Additionally, Telecom Georgia reported a 2000 operating loss of $1.6 million in 2000 compared to operating income of $0.8 million in 1999 due to the emergence of competition and downward pressure on rates.

Net income (loss).    Net loss from unconsolidated entities increased by $5.9 million to $14.6 million for the year ended December 31, 2000 as compared to $8.7 million for the year ended December 31, 1999, principally due to poor results of operations at CAT and Telecom Georgia.

Cable Television

Revenues.    Revenues from unconsolidated entities increased by $1.3 million to $28.9 million for the year ended December 31, 2000 from $27.6 million for the year ended December 31, 1999. Revenue increases at Baltcom TV of $.5 million or 8%, and at Alma TV of $.9 million, or 18%, were due to continued subscriber growth partially offset by lower prices due to competition. These revenue increases were partially offset by a decrease of $.7 million or 11% at Kosmos TV due to increased competition from a digital operator in 2000.

Operating income (loss).    Operating income (loss) at unconsolidated entities was a loss of $1.6 million for the year ended December 31, 2000 compared to an operating income of $.7 million for the year ended December 31, 1999. Operating income at Baltcom TV was $.9 million in 2000 compared to $2.2 million in 1999. 1999 profitability of Baltcom TV was favorably affected by an adjustment to depreciation expense of $1.7 million. Operating losses at Kosmos TV increased from $.3 million in 1999 to $.6 million in 2000 and at Alma TV from operating income of $.5 million in 1999 to an operating loss of $1.3 million in 2000 due to competition and lower margins.

Net loss.    Net loss from unconsolidated entities increased from $3.4 million for the year ended December 31, 1999 to $11.0 million for the year ended December 31, 2000. This increase was principally due to increased net losses as a result of strong competition and lower prices.

Radio Broadcasting and Paging

Revenues.    Revenues from unconsolidated entities decreased by $4.3 million to $9.0 million for the year ended December 31, 2000 from $13.3 million for the year ended December 31, 1999. This decrease is principally related to decreases in revenue at Kamalak paging and Mobile Telecom of $.5 million and $3.2 million, respectively, due to strong competition from the wireless telephony sector. Revenue from unconsolidated radio stations was generated by Radio Trio and decreased from $2.1 million in 1999 to $1.6 million in 2000 due to new competitors entering the market.

Operating loss.    Operating loss at unconsolidated entities increased by $1.7 million to $2.3 million for the year ended December 31, 2000 from an operating loss of $.6 million for the year ended December 31, 1999, principally due to poor results from paging operations.

Net loss.    Net loss from unconsolidated entities increased by $1.4 million to $2.6 million for the year ended December 31, 2000 from $1.2 million for the year ended December 31, 1999. This increase was primarily due to the continued poor performance of the paging operations.

Inflation and Foreign Currency

During 1999, a number of emerging market economies suffered significant economic and financial difficulties resulting in liquidity crises, devaluation of currencies, higher interest rates and reduced opportunities for financing. Although the economic climate in Russia has improved, the long-term prospects for complete recovery for the economies of Russia and the CIS and Eastern Europe remain unclear. The economic crisis of 1998 resulted in a number of defaults by borrowers in Russia and other countries. Although some debt was rescheduled in 2000, a reduced level of financing remains available to investors in these countries. The devaluation of many of the currencies in the region in 2000 and 2001 was not as marked as in previous years but the potential still remains for future negative effects on the U.S. dollar value of the revenues generated by certain of the Communications Group's business ventures and may lead to certain additional restrictions on the convertibility of certain local currencies. Any such economic difficulties could negatively impact the financial performance of the Communications Group's ventures.

Some of the Communications Group's subsidiaries and business ventures operate in countries where the inflation rate in the past has been high. For example, inflation in Russia increased dramatically following the August 1998 financial crisis and there are increased risks of inflation in Kazakhstan. The inflation rates in Belarus have been at hyperinflationary levels for some years and as a result, the currency has essentially lost all intrinsic value. Although the rate of inflation in 2000 and 2001 was not as high as in previous years, the risk of further devaluations remains possible.

While the Communications Group's subsidiaries and business ventures attempt to increase their subscription rates to offset increases in operating costs, there is no assurance that they will be able to do so. Therefore, operating costs may rise faster than associated revenue, resulting in a material negative impact on operating results. The Company itself is generally negatively impacted by inflationary increases in salaries, wages, benefits and other administrative costs, the effects of which to date have not been material to the Company.

The value of the currencies in the countries in which the Communications Group operates in the past has fluctuated, sometimes significantly. For example, during 1999, the value of the Russian rouble was under considerable economic and political pressure and has suffered significant declines against the U.S. dollar and other currencies. In addition, in 1999 local currency devaluations in Uzbekistan, Kazakhstan and Georgia, in addition to weakening of local currencies in Austria and Germany, had an adverse effect on the Communications Group's ventures in these countries. The Communications Group currently does not hedge against exchange rate risk and therefore could be negatively impacted by declines in exchange rates between the time one of its business ventures receives its funds in local currency and the time it distributes these funds in U.S. dollars to the Company.

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's subsidiaries and business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase.

New Accounting Pronouncements

Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product)

On November 15, 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product)". EITF No. 01-9 codifies and reconciles previous guidance which addressed the accounting for consideration given by a vendor to a customer. EITF No. 01-9 addresses certain income statement classification issues (such as sales incentives offers including slotting fees, cooperative advertising, and buydowns) and revenue recognition and measurement issues (including the reimbursement of floor plan interest for a customer).

Under the guidance of EITF No. 01-9, Snapper has reclassified certain customer promotions and advertising reimbursements as a reduction of revenue. The reductions to revenue and selling, general and administrative expense for the years ended December 31, 2001, 2000 and 1999 were $1.9 million, $1.3 million and $1.1 million, respectively.

Snapper funds a portion of the interest cost of floor plan financing for qualifying dealers in connection with the dealers' purchases of Snapper's lawn and garden equipment and snowthrowers. The arrangements place a cap on the financing charges that Snapper must fund. As a result of adopting EITF No. 01-9 and in accordance with the transition provisions, the Company recorded a charge of $2.4 million, or $0.03 per share, in its consolidated statements of operations representing the cumulative effect of adoption as of January 1, 2001. The Company now records the expected interest cost on the floor plan financing at the time of sale as a reduction of revenue. Snapper does not have sufficient information prior to 2001 to calculate the pro forma impact on revenue for the years ended December 31, 2000 and 1999. Snapper has reclassified floor plan interest paid for the years ended December 31, 2000 and 1999 of $7.6 million and $8.3 million, respectively, as a reduction of revenue and interest expense in the consolidated statements of operations.

Business Combinations and Goodwill and Other Intangible Assets

In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued.

SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS No. 141 superseded APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives but will be subject to periodic testing for impairment. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets".

Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each of its reporting units and compare it to the reporting unit's carrying value. If a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statements of operations.

As of the date of adoption, January 1, 2002, the Company has unamortized goodwill in the amount of $59.7 million, unamortized goodwill of $41.4 million included in investments in and advances to business ventures. Amortization expense related to goodwill was $11.7 million for the year ended December 31, 2001. In addition, amortization of $10.5 million is included in the equity in losses of unconsolidated investees for the year ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, the Company has determined that it does not have any intangible assets with indefinite lives other than goodwill.

Accounting for Obligations Associated with the Retirement of Long-Lived Assets

In June 2001, SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" was issued. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The primary objectives of this project were to develop one accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. Early application is encouraged.

The accounting model for long-lived assets to be disposed of by sales applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The new reporting requirements for discontinued operations will allow an entity to more clearly communicate in the financial statements a change in its business that results from a decision to dispose of operations and, thus, provide users with information needed to better focus on the ongoing activities of the entity. Management has not yet determined the impact of SFAS No. 144 on its financial statements.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

        In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks. In addition to the market risk associated with interest rate movements on outstanding debt and currency rate movements on non-U.S. dollar denominated assets and liabilities, other examples of risk include collectibility of accounts receivable and significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the CIS and China.

With the exception of Snapper and prior to the acquisition of PLD Telekom at September 30, 1999, the Company did not have any significant long term obligations. Since Snapper's bank debt is a floating rate instrument, its carrying value approximates its fair value. A 100 basis point increase in the level of interest rates with all other variables held constant would result in an increase in interest expense of $38,000. In addition, a 100 basis point increase in interest rates on Snapper's floor plan financing for dealers would have resulted in an increase in interest expense of $41,000.

With the exception of certain vendor financing at the operating business level (approximately $2.4 million in the aggregate), the Company's debt obligations and those of its operating businesses are fixed rate obligations, and are therefore not exposed to market risk from changes in interest rates. The Company does not believe that it is exposed to a material market risk from changes in interest rates. Furthermore, with the exception of the approximately $2.0 million in vendor financing which is denominated in Euros, Deutsche Marks and Dutch Guilders, the Company's long-term debt and that of its operating businesses are denominated in U.S. dollars. The Company does not believe that the Communications Group's debt not denominated in U.S. dollars exposes the Company to a material market risk from changes in foreign exchange rates.

The Company does not hedge against foreign exchange rate risks at the current time. In the majority of the countries that the Communications Group's business ventures operate, there currently do not exist derivative instruments to allow the Communications Group to hedge foreign currency risk. In addition, the majority of the Communications Group's business ventures are in the early stages of development and the Company does not expect in the near term to repatriate significant funds from the Communications Group's business ventures. Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations—Inflation and Foreign Currency" contains additional information on risks associated with the Company's investments in Eastern Europe, the CIS and China.

Special Note Regarding Forward-Looking Statements

        Certain statements in this Form 10-K including, without limitation, statements under Item 1. "Business", Item 3. "Legal Proceedings" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involves risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: liquidity issues facing the Company, including the restructuring of the Company's senior indebtedness: general economic and business conditions, which will, among other things, affect demand for the Company's products and services; industry capacity, which tends to increase during strong years of the business cycle; changes in public taste and industry trends; demographic changes; competition from other communications companies, which may affect the Company's ability to enter into or acquire new business ventures or to generate revenues; political, social and economic conditions and changes in laws, rules and regulations or their administration or interpretation, particularly in Eastern Europe and the CIS, China and selected other emerging markets, which may affect the Company's results of operations; timely completion of construction projects for new systems for the business ventures in which the Company has invested, which may impact the costs of such projects; developing legal structures in Eastern Europe and the CIS, China and other selected emerging markets, which may affect the Company's results of operations; cooperation of local partners for the Company's communications investments in Eastern Europe and the CIS, China and other selected emerging markets, which may affect the Company's results of operations; exchange rate fluctuations; license renewals for the Company's communications investments in Eastern Europe and the CIS, China and other selected emerging markets; the loss of any significant customers; changes in business strategy or development plans; quality of management; availability of qualified personnel; changes in or the failure to comply with government regulations; ability of the Company to consummate the spin-off or sale of its businesses; obtaining the requisite consents for any spin-off or sale of the Company's businesses; the timing and structure of any spin-off or sale of the Company's businesses; the consideration or values obtained by the Company for any businesses that are spun off or sold; and other factors referenced herein. Any forward-looking statement speaks only as of the date on which it is made. New factors emerge from time to time and it is not possible for the Company to predict which will arise. In addition, the Company cannot assess the impact of each factor on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Item 8.  Financial Statements and Supplementary Data

        The financial statements and supplementary data required under this item are included in Item 14 of this Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Company

        Our directors and executive officers and their respective ages and positions are as follows:

Name	Age	Position
Carl C. Brazell, Jr.	61	Chairman of the Board of Directors, President and Chief Executive Officer
Harold F. Pyle, III	37	Senior Vice President, Chief Financial Officer and Treasurer
Matthew Mosner	43	Senior Vice President, General Counsel and Secretary
John S. Chalsty	68	Director
John P. Imlay, Jr.	65	Director
Clark A. Johnson	70	Director
John W. Kluge	87	Director
I. Martin Pompadur	67	Director
Stuart Subotnick	60	Director
Leonard White	62	Director

The following is a biographical summary of the experience of our executive officers and directors.

Mr. Brazell has served as the President, Chief Executive and Director of the Company since November 2001 and as the Chairman of the Board of Directors since February 2002. He is also the President of the Company's principal subsidiary, Metromedia International Telecommunications, Inc. ("MITI"). He has held that position since November 2000. Previously, Mr. Brazell served as the Co-President of MITI from 1995 until November 2000. He is also the President of Metromedia International Inc., the holding company for the Company's radio broadcasting activities, having held that position since 1993. Mr. Brazell had extensive prior experience in the radio and communications industries in the United States.

Mr. Pyle has served as the Senior Vice President, Chief Financial Officer and Treasurer of the Company since February 2002. Previously, he was the Vice President, Finance and Corporate Controller at Global TeleSystems, Inc., which is a provider of data, internet and broadband services across Europe, from December 1995 to July 2001. Prior to December 1995, Mr. Pyle was with Genicom Corporation, an international supplier of printer products, multivendor services and integrated network services for mid-range data processing environments, and previous to that he was with Price Waterhouse LLP where he was a senior auditor for companies in the telecommunications and software industries.

Mr. Mosner has served as the Senior Vice President, General Counsel and Secretary of the Company since November 2001. He is also the Senior Vice President, General Counsel and Secretary of MITI, a position he has held since November 2000. From March 2000 to November 2000, Mr. Mosner was the Assistant General Counsel of Metromedia Company. He was Assistant General Counsel of MITI from March 1997 to March 2000. Previously, Mr. Mosner worked for the United States Agency for International Development in Moscow and Washington, D.C., and for two New York law firms.

Mr. Chalsty has served as a Director of the Company since March 2001. He had been with Donaldson, Lufkin & Jenrette since 1969, where he began as an oil analyst. Mr. Chalsty was elected as President and Chief Executive Officer of DLJ in 1986. He was elected Chairman and Chief Executive Officer in 1996, served as CEO until 1998 and Chairman until the merger with Credit Suisse First Boston. Mr. Chalsty also served as Vice Chairman of the New York Stock Exchange from 1990 to 1994 and as a Director of the Exchange from 1988 to 1994. He is currently a member of the Board of Directors of Metromedia Fiber Network, Inc., AXA Financial, Inc., Occidental Petroleum Corporation, Sappi Ltd. and IBP, Inc. Mr. Chalsty is a member of the Nominating Committee.

Mr. Imlay has served as a Director of the Company since 1993. Mr. Imlay served from 1990 until December 1996 as Chairman of Dun & Bradstreet Software Services, Inc., an application software company located in Atlanta, Georgia. Mr. Imlay is the former Chairman of Management Science America, a mainframe applications software company. Management Science America was acquired by Dun & Bradstreet Software Services, Inc. in 1990. Mr. Imlay is also a Director of the Atlanta Falcons, a National Football League team, and IMS Health, Inc. Mr. Imlay is a Member of the Compensation and Audit Committees.

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

Mr. Kluge has served as a Director of the Company since 1995. He was the Chairman of our Board of Directors from November 1995 until February 2002. Mr. Kluge was Chairman of the Board and a Director of Orion Pictures Corporation from 1992 until July 1997. He has served as Chairman and President of Metromedia Company and its predecessor-in-interest, Metromedia Inc., for over five years. Mr. Kluge is a Director of Metromedia Fiber Network, Inc., Conair Corporation and The Shubert Organization. Mr. Kluge is Chairman of the Executive Committee.

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

Mr. Subotnick has served as a Director of the Company since 1995. He served as President and Chief Executive Officer of the Company (from December 1996 until November 2001) and as Vice Chairman of our Board of Directors (from November 1995 until November 2001). Mr. Subotnick was Vice Chairman of the Board and a Director of Orion Pictures Corporation from 1992 until July 1997. He has served as Executive Vice President of Metromedia Company and its predecessor-in-interest, Metromedia, Inc., for over five years. Mr. Subotnick is a Director of Metromedia Fiber Network, Inc. and Carnival Cruise Lines, Inc., and Chairman of the Board of Directors of Big City Radio, Inc.

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

The Board of Directors, which presently consists of eight members, is divided into three classes. The Class I Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2002, the Class II Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2003 and the Class III Directors were elected for a term expiring at the annual meeting of stockholders to be held in 2004. Members of each class hold office until their successors are elected and qualified. At each succeeding annual meeting of stockholders, the successors of the class of directors whose term expires at that meeting will be elected by a plurality vote of all votes cast at such meeting and will hold office for a three-year term. The Class I Directors, whose term expires at the annual meeting to be held in 2002, are John W. Kluge, Stuart Subotnick and John P. Imlay, Jr. The Class II Directors, whose term expires at the annual meeting of Stockholders to be held in 2003, are I. Martin Pompadur and Leonard White. The Class III Directors, whose term expires at the annual meeting of stockholders to be held in 2004, are Carl C. Brazell, Jr., Clark A. Johnson and John S. Chalsty.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of the outstanding common stock, to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of the common stock. Such officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons during the year ended December 31, 2001.

Item 11. Executive Compensation.

        Until their resignations from those positions on November 14, 2001, our Chief Executive Officer and our other most highly compensated executive officers were employed and paid by Metromedia Company and did not receive a salary or cash bonus or other compensation other than stock options directly from us, and Metromedia Company provided the services of such executive officers to us pursuant to a management agreement. See "Certain Relationships and Related Transactions."

Summary Compensation Table

The following Summary Compensation Table sets forth information on compensation awarded to, earned by or paid to the Chief Executive Officer and our other most highly compensated executive officers for services rendered to us and our subsidiaries during the fiscal year ended December 31, 2001, 2000 and 1999.

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation($)	Awards Number of Securities Underlying Stock Options	All Other Compens. ($)
Carl C. Brazell, Jr. (1) President and Chief Executive Officer	2001 2000 1999	$500,000 500,000 500,000	$175,000 100,000 262,000	— — —	750,000 — —	— — —
Harold F. Pyle, III (2) Senior Vice President, Chief Financial Officer and Treasurer	2001 2000 1999	— — —	— — —	— — —	— — —	— — —
Matthew Mosner (3) Senior Vice President, General Counsel and Secretary	2001 2000 1999	$173,077 60,769 119,842	$45,000 16,800 14,175	— — —	— — —	— — —
Stuart Subotnick (4) Former President and Chief Executive Officer	2001 2000 1999	— — —	— — —	— — —	— — —	— — —
Silvia Kessel (4) Former Executive Vice President and Chief Financial Officer and Treasurer	2001 2000 1999	— — —	— — —	— — —	— — —	— — —
Vincent D. Sasso, Jr (4) Former Vice President of Financial Reporting and Chief Accounting Officer	2001 2000 1999	— — —	— — —	— — —	— — —	— — —
David Persing (4)(5) Former Senior Vice President, General Counsel and Secretary	2001 2000 1999	— — —	— — —	— — —	— — —	— — —

(1)
Mr. Brazell became our President and Chief Executive Officer as of November 14, 2001. Amounts shown represent compensation from the Company after such date and compensation from MITI for periods prior to such date.
(2)
Mr. Pyle became our Senior Vice President, Chief Financial Officer and Treasurer as of February 19, 2002.
(3)
Mr. Mosner became our Senior Vice President, General Counsel and Secretary as of November 14, 2001. Amounts shown represent compensation from the Company after such date and compensation from MITI for periods prior to such date.

(4)
Mr. Subotnick, Ms. Kessel, Mr. Sasso and Mr. Persing resigned from their positions with us as of November 14, 2001. They were employed and paid by Metromedia Company. They did not receive any salaries or other payments from us. We estimate that Mr. Subotnick, Ms. Kessel, Mr. Sasso and Mr. Persing spent approximately 20, 20, 25 and 20 hours per week, respectively, working on matters for us during 2001.
(5)
Mr. Persing became our Senior Vice President, General Counsel and Secretary as of January 1, 2001.

OPTION/SAR GRANTS
DURING THE YEAR ENDED DECEMBER 31, 2001

The following table sets forth individual grants of stock options by us pursuant to our 1996 Incentive Stock Plan or otherwise to the named executive officers during fiscal year 2001.

Name	Number of Securities Underlying Option/SARs Granted(#)	% of Total Option/SARs Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Grant Date Present Value ($)
Carl C. Brazell, Jr.	750,000	100%	$1.17	11/14/06	$649,500
Harold F. Pyle, III	-0-	—	—	—	—
Matthew Mosner	-0-	—	—	—	—
Stuart Subotnick	-0-	—	—	—	—
Silvia Kessel	-0-	—	—	—	—
Vincent D. Sasso, Jr.	-0-	—	—	—	—
David Persing

AGGREGATED OPTION AND SAR EXERCISES IN 2001
AND FISCAL YEAR-END OPTION AND SAR VALUES

The following table sets forth information concerning the exercise of options or SARs by the named executive officers during fiscal year 2001 and the number of unexercised options and SARs held by such officers at the end of fiscal year 2001.

			Number of Securities Underlying Unexercised Options/SARs at Fiscal Year end(#)
					Value of Unexercised in the Money Options/SARs at Fiscal Year End($)(1)
	Shares Acquired on Exercise	Value Realized (Market Price at Exercise less Exercise Price)
Name
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carl C. Brazell, Jr.	-0-	-0-	400,000	600,000	-0-	-0-
Harold F. Pyle, III	-0-	-0-	-0-	-0-	—	—
Matthew Mosner	-0-	-0-	-0-	-0-	—	—
Stuart Subotnick	-0-	—	1,050,000	-0-	-0-	-0-
Silvia Kessel	-0-	—	250,000	-0-	-0-	-0-
Vincent D. Sasso, Jr.	-0-	—	75,000	-0-	-0-	-0-
David Persing	-0-	—	-0-	-0-	—	—

(1)
Market price of the Common Stock was $0.81 at the end of fiscal year 2001.

Employment Agreements

We have entered into employment agreements with Messrs. Brazell, Pyle and Mosner.

Brazell Employment Agreement.    Mr. Brazell's employment agreement, dated as of November 14, 2001, provides for an employment term through December 31, 2003. The base salary under the agreement is $600,000 per annum, with a fixed bonus of $100,000 payable in each of September 2002 and September 2003. In addition, Mr. Brazell is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Brazell's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provides for Mr. Brazell to receive stock options to purchase an aggregate of 750,000 shares of the Company's common stock; these options were granted in November 2001. Upon a termination of the agreement by us for other than "cause", these options would become immediately exercisable by Mr. Brazell.

Mr. Brazell's employment agreement can be terminated by us immediately with "cause", in which case he shall receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement as including (a) Mr. Brazell's willful breach of the terms of the agreement or (ii) the indictment or conviction of a felony or other misdemeanor casting doubt on his trustworthiness or integrity.

If Mr. Brazell's employment is terminated by us for other than "cause" or Mr. Brazell's death or disability, then he will be entitled to receive an amount equal to one year's base salary under the employment agreement plus his annual fixed bonus of $100,000. If the agreement is terminated by us following a "change of control" of the Company (as defined in the employment agreement), then Mr. Brazell would be entitled to receive an amount equal to his annual salary multiplied by two (or $1.2 million based on his current base salary).

In the event that the employment agreement is not extended beyond its current term, then Mr. Brazell would be entitled to receive an amount equal to one year's base salary plus his fixed annual bonus of $100,000.

Mr. Brazell has agreed to not compete with us for a period of two years following termination of his employment. If we seek to enforce such non-compete clause, we would be required to pay to Mr. Brazell $16,666.66 per month (or $400,000 in the aggregate) for such two year non-compete period.

Pyle Employment Agreement.    Mr. Pyle's employment agreement, dated as of February 19, 2002, provides for an employment term through February 19, 2004. The base salary under the agreement is $300,000 per annum. In addition, Mr. Pyle is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Pyle's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provides for Mr. Pyle to receive stock options to purchase an aggregate of 100,000 shares of the Company's common stock; these options were granted in February 2002. Mr. Pyle is also entitled to reasonable relocation costs from his current home to the New York area, and to reasonable temporary living expenses in New York (including reasonable weekly airfare to and from his current home to New York) until he has relocated.

Mr. Pyle's employment agreement can be terminated by us immediately with "cause", in which case he shall receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement as including (i) the commission by Mr. Pyle of an act of fraud or dishonesty or his having been convicted of a serious crime or been guilty of gross misconduct; and (ii) the commission by Mr. Pyle of any material breach of, or, after having been given warning in writing, any repeated or continued breaches of, any of his duties under the employment agreement.

If Mr. Pyle's employment is terminated by us for other than "cause" or Mr. Pyle's death or disability (or by him for any reason), then the terminating party is required to give to the other party six months' notice of such termination. In our discretion in such circumstances, we can elect to pay Mr. Pyle his salary for such period in a lump sum, upon which the employment agreement will terminate immediately.

In addition, Mr. Pyle has the right to terminate the employment agreement upon one month's notice (i) in the event of a "change of control" of the Company (as defined in his employment agreement) or (ii) if the Company hires an employee in a financial capacity who is to have a position senior in the Company to Mr. Pyle's position. In such circumstances, Mr. Pyle would be entitled to receive an amount equal to his salary and benefits for one year.

Mr. Pyle has agreed to not compete with us for a period of three months following termination of his employment.

Mosner Employment Agreement.    Mr. Mosner's employment agreement, dated as of November 14, 2001, provides for an employment term through December 31, 2003. The base salary under the agreement is $300,000 per annum, with a fixed bonus of $50,000 payable in each of February 2002 and February 2003. In addition, Mr. Mosner is eligible for an additional bonus, as may be awarded from time to time by the Compensation Committee. Mr. Mosner's employment agreement also provides for other employee benefits such as life insurance, health care and certain disability benefits. In addition, subject to the approval of the Compensation Committee, the agreement provides for Mr. Mosner to receive stock options to purchase an aggregate of 100,000 shares of the Company's common stock. Upon a termination of the agreement by us for other than "cause", these options would become immediately exercisable by Mr. Mosner.

Mr. Mosner's employment agreement can be terminated by us immediately with "cause", in which case he shall receive salary and benefits only through the date of termination. "Cause" is defined in the employment agreement as including (a) Mr. Mosner's willful breach of the terms of the agreement or (ii) the indictment or conviction of a felony or other misdemeanor casting doubt on his trustworthy of integrity.

If Mr. Mosner's employment is terminated by us for other than "cause" or Mr. Mosner's death or disability, then he will be entitled to receive an amount equal to six months' base salary under the employment agreement plus his annual fixed bonus of $50,000. If the agreement is terminated by us following a "change of control" of the Company (as defined in the employment agreement), then Mr. Mosner would be entitled to receive an amount equal to his annual salary (currently $300,000).

In the event that (a) the employment agreement is not extended beyond its current term or (ii) Mr. Mosner elects to terminate the agreement at any time after June 1, 2002 upon two months' notice of his intention to do so, then Mr. Mosner would be entitled to receive an amount equal to six months' base salary plus his fixed annual bonus of $50,000.

Mr. Mosner has agreed to not compete with us for a period of three months following termination of his employment. If we seek to enforce such non-compete clause, we would be required to pay to Mr. Mosner $25,000 per month for such three month non-compete period.

Compensation of Directors

During fiscal year 2001, each of our directors who was not employed by us or affiliated with Metromedia Company received a $2,000 monthly retainer plus a separate attendance fee for each meeting of our Board of Directors or a committee of our Board of Directors in which such director participated. During fiscal year 2001, the attendance fees were $1,200 for each meeting of our Board of Directors attended by a non-employee director in person and $500 for each meeting of our Board of

Directors in which a non-employee director participated by conference telephone call. Members of committees of our Board of Directors are paid $500 for each meeting attended.

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

Compensation Committee Report on Compensation

The following report of the compensation committee discusses our executive compensation policies:

Background.    The Board of Directors created the Compensation Committee (the "Compensation Committee") to have the responsibility for implementing and administrating the Company's compensation policies and programs for its executive officers.

Relationship with Metromedia Company.    Until their resignations from those positions on November 14, 2001, the Company's Chief Executive Officer and other most highly compensated executive officers were employed and paid by Metromedia Company and did not receive a salary or cash bonus or other compensation other than stock options directly from the Company, and Metromedia Company provided the services of such executive officers to us pursuant to a management agreement. Pursuant to the management agreement between the Company and Metromedia Company, Metromedia provided certain services to the Company, including services rendered by the foregoing executive officers of the Company. "See Certain Relationships and Related Transactions." For the year ended December 31, 2001, the Company paid Metromedia Company a management fee of $3.8 million pursuant to the management agreement. Under this arrangement, the Compensation Committee did not set the base salaries or annual cash bonus incentives of the Company's executive officers, all of whom were employed by Metromedia Company.

During 2001, the Compensation Committee sought to set the management fee paid to Metromedia Company at a level not in excess of the amount that the Company would have to pay to an unrelated third party in order to replace the management services currently being provided to the Company by Metromedia Company pursuant to the management agreement. In determining the amount that would need to be paid to replace the Metromedia Company management services, the Compensation Committee considered the management fees and executive compensation paid by companies of comparable size, similar market and operating characteristics and similar prospects. The members of the Compensation Committee are not affiliated with Metromedia Company, and such members are therefore the directors whose approval was required to authorize the management fee under the management agreement

Compensation Policies.    The Company's compensation policies for executive officers are designed to (a) provide competitive compensation packages that will attract and retain superior executive talent, (b) link a significant portion of compensation to financial results, so as to reward successful performance, and (c) provide long-term equity compensation, to further align the interests of executive officers with those of stockholders and further reward successful performance. The principal components of the Company's executive officer compensation program are base salary, annual cash incentive awards and grants of stock options.

Base Salary.    Base salaries for the Company's executive officers other than the Chief Executive Officer, including any annual or other adjustments, are based upon recommendations by the Chief Executive Officer, taking into account such factors as competitive industry salaries, a subjective assessment of the nature of the position and the contribution and experience of the officer and the length of the officer's service. The current base salaries for Messrs. Pyle and Mosner have been set in their employment agreements with the Company.

Stock Options.    The Compensation Committee administers the Company's Incentive Stock Plan. The Compensation Committee believes that the grant of stock options will motivate executives to create long-term growth in shareholder value. Pursuant to our 1996 Stock Option Plan, options are granted at the discretion of the Compensation Committee periodically. The number of option shares covered by such grants is determined based upon assessment of the individual's performance. The Compensation Committee considers the recommendation of and relies on information provided by our Chief Executive Officer in determining the number of option shares to be granted to the non-CEO executive officers. The Compensation Committee believes that the periodic grant of time-vested stock options provides an incentive that focuses the executives' attention on managing the business as owners of an equity stake in the Company. It further motivates executives to maximize long-term growth and profitability because value is created in the options only as our stock price increases after the option is granted. In November 2001, Mr. Brazell received a grant of stock options to purchase a total of 750,000 shares of common stock at an exercise price of $1.17 per share.

Chief Executive Officer Compensation.    As Chief Executive Officer, Mr. Brazell is compensated pursuant to an employment agreement entered into in November 2001. The agreement extends through December 31, 2003, subject to earlier termination under certain circumstances. Mr. Brazell's employment agreement provides for an annual base salary of $600,000 and a fixed annual bonus of $100,000, plus annual bonuses, if any, pursuant to the Company's annual bonus performance plan.

As stated above, during 2001, Mr. Subotnick, the former Chief Executive Officer of the Company, was employed and paid by Metromedia Company. Mr. Subotnick did not receive a salary, bonus or any other compensation from the Company other than stock option grants as approved by the compensation committee. Mr. Subotnick did not receive any stock option grants during fiscal year 2001.

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

                      Submitted by the Compensation Committee
                      Of the Board of Directors as of April 15, 2002

                      John P. Imlay, Jr.
                      Clark A. Johnson
                      Leonard White
                      I. Martin Pompadur

Performance Graph

As we view our wholly owned subsidiary Snapper, Inc., as a non-core asset which we manage solely in order to maximize shareholder value, we do not believe that it would be appropriate for us to compare our performance with that of companies operating in a line of business similar to Snapper's line of business. Rather, we believe that our performance should be compared to that of telecommunications companies because the telecommunications business constitutes the strategic focus of our business operations. As a result, the following graph sets forth our total stockholder return as compared to the Standard & Poor's 500 Index and the NASDAQ Telecommunications Stock Index for the five year period from January 1, 1997 through December 31, 2001. The total stockholder return assumes $100 invested at the beginning of the period in our common stock, the Standard & Poor's 500 Index and the NASDAQ Telecommunications Index and assumes reinvestment of dividends paid.

TOTAL SHAREHOLDER RETURN PERFORMANCE GRAPH
METROMEDIA INTERNATIONAL GROUP, INC. vs.
STANDARD & POOR's 500 INDEX AND
NASDAQ TELECOMMUNICATIONS INDEX

Metromedia International Group, Inc. Cumulative Total Shareholder Return

	1997	1998	1999	2000	2001
Metromedia International Group, Inc.	$100	$57	$50	$27	$9
S&P 500 Index	$100	$127	$151	$136	$118
NASDAQ Telecomm Index	$100	$163	$331	$151	$77

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of March 20, 2002, certain information regarding each person, including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to own "beneficially" as such term is defined in Rule 13d-3 under the Exchange Act, more than 5% of our outstanding common stock. In accordance with the rules promulgated by the Securities and Exchange Commission, such ownership includes shares currently owned as well as shares which the named person has the right to acquire beneficial ownership of within 60 days, including shares which the named person has the right to acquire through the exercise of any option, warrant or right, or through the conversion of a security. Accordingly, more than one person may be deemed to be a beneficial owner of the same securities.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock
Metromedia Company One Meadowlands Plaza East Rutherford, NJ 07073	7,989,206		8.5%
John W. Kluge 810 Seventh Avenue New York, New York 10019	18,736,669	(2)	19.6%
Stuart Subotnick 810 Seventh Avenue New York, New York 10019	19,050,994	(2)	19.9%
News PLD LLC 1211 Avenue of the Americas New York, New York 10036	9,136,744	(3)	9.7%
Snyder Capital Management, L.P 350 California Street, Suite 1460 San Francisco, California 94104-1436	6,438,700	(4)	6.9%

(1)
Unless otherwise indicated by footnote, the named persons have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)
The amount set forth in the table above includes 12,415,455 shares beneficially owned by Mr. Kluge and Mr. Subotnick beneficially through Metromedia Company, a Delaware general partnership owned and controlled by John W. Kluge and Stuart Subotnick (7,989,206 shares), and Met Telcell, Inc. ("Met Telcell") (4,426,249 shares), a corporation owned and controlled by Mr. Kluge and Mr. Subotnick, and 5,271,214 shares of common stock owned directly by a trust affiliated with Mr. Kluge (which include, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock which shares are currently convertible into 666,666 shares of common stock). The amount set forth for Mr. Subotnick includes 314,325 shares of common stock owned directly by Mr. Subotnick. Mr. Subotnick serves as trustee of certain trusts affiliated with Mr. Kluge and disclaims beneficial ownership of the shares owned by such trusts. The amounts shown for Messrs. Kluge and Subotnick also include options to acquire 1,050,000 shares of common stock which are currently exercisable owned by each of Messrs. Kluge and Subotnick.
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

(4)
Pursuant to a report on Schedule 13G/A filed with the Securities and Exchange Commission on December 31, 2001 by Snyder Capital Management, L.P.

The foregoing information is based on a review, as of the record date, by us of statements filed with the Securities and Exchange Commission under Sections 13(d) and 13(g) of the Exchange Act. To our best knowledge, except as set forth above, no person owns beneficially more than 5% of our outstanding common stock.

Securities Beneficially Owned by Directors and Executive Officers

The following table sets forth the beneficial ownership of common stock as of March 20, 2002 with respect to (i) each director and director nominee, (ii) each current and former executive officer of the Company named in the Summary Compensation Table under "Executive Compensation" and (iii) all directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock
Carl C. Brazell, Jr.	446,303	(2)	*
Harold F. Pyle, III	20,000	(3)	*
Matthew Mosner	20,000	(3)	*
John S. Chalsty	27,500	(4)	*
John P. Imlay, Jr.	106,500	(5)	*
Clark A. Johnson	286,000	(6)	*
John W. Kluge	18,736,669	(7)(8)	19.6%
I. Martin Pompadur	52,500	(9)	*
Stuart Subotnick	19,050,994	(7)(8)	19.9%
Leonard White	81,500	(10)	*
Silvia Kessel	253,085	(11)	*
Vincent D. Sasso, Jr.	75,000	(12)	*
David Persing	-0-		*
All Directors and Executive Officers as a group (13 persons)	20,419,382	(13)	20.8%

*
Holdings do not exceed one percent of the total outstanding shares of common stock.
(1)
Unless otherwise indicated by footnote, the named individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.
(2)
Includes currently exercisable options to acquire 211,154, 150,000 and 38,846 shares of common stock at exercise prices of $9.31, $1.17 and $5.406 per share, respectively, under the 1996 Stock Incentive Plan.
(3)
Includes currently exercisable options to acquire 20,000 shares of common stock at an exercise price of $0.36 per share under the 1996 Stock Incentive Plan.
(4)
Includes currently exercisable options to acquire 25,000 shares and 2,500 shares of common stock at exercise prices of $0.36 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.

(5)
Includes currently exercisable options to acquire 75,000, 25,000, 4,000 and 2,500 shares of common stock at exercise prices of $9.31, $2.80, $11.875 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.
(6)
Includes currently exercisable options to acquire 35,000, 25,000, 4,000 and 2,500 shares of common stock at exercise prices of $9.31, $2.80, $11.875 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.
(7)
Represents 12,415,455 shares of common stock beneficially owned through Metromedia Company, a Delaware general partnership owned and controlled by Messrs. Kluge and Subotnick (7,989,206 shares) and Met Telcell (4,426,249 shares), a corporation owned and controlled by Messrs. Kluge and Subotnick, and 5,271,214 shares of common stock owned directly by a trust affiliated with Mr. Kluge, which includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock. Mr. Subotnick disclaims beneficial ownership of the shares owned by the trust.
(8)
Includes currently exercisable options to acquire 1,000,000 and 50,000 shares of common stock at an exercise price of $7.44 and $9.31 per share, respectively.
(9)
Includes currently exercisable options to acquire 25,000, 25,000 and 2,500 shares of common stock at exercise prices of $4.50, $2.80 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan
(10)
Includes currently exercisable options to acquire 50,000, 25,000, 4,000 and 2,500 shares of common stock at exercise prices of $9.625, $2.80, $11.875 and $0.50 per share, respectively, under the 1996 Stock Incentive Plan.
(11)
Includes currently exercisable options to acquire 250,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Stock Incentive Plan.
(12)
Includes currently exercisable options to acquire 75,000 shares of common stock at an exercise price of $9.31 per share under the 1996 Stock Incentive Plan.
(13)
Includes currently exercisable options to acquire a total of shares of common stock in the amounts and at the exercise prices set forth in the footnotes above, and also includes, on an as converted basis, 200,000 shares of 7.25% cumulative convertible preferred stock, which shares are currently convertible into 666,666 shares of common stock.

Item 13. Certain Relationships and Related Transactions

Relationship with Metromedia Company

Metromedia Company and its affiliates are collectively our largest single stockholder, beneficially owning, as of March 20, 2002, 17,334,328 shares of common stock, representing approximately 18.4% of the issued and outstanding shares of common stock.

We are party to certain agreements and arrangements with Metromedia Company and its affiliates, the material terms of which are summarized below.

Management Agreement    Until December 31, 2001, we were a party to a management agreement with Metromedia Company dated November 1, 1995, as amended, pursuant to which Metromedia Company provided us with management services, including legal, insurance, payroll and financial accounting systems and cash management, tax and benefit plans. The management agreement was terminated as of December 31, 2001. Pursuant to an amendment dated January 1, 1999, the management fee under this management agreement was increased to $3.75 million per year, payable monthly at a rate of $312,500 per month. We were also obligated to reimburse Metromedia Company for all its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the management agreement. Pursuant to the management agreement, we agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the management agreement. In fiscal 2001, Metromedia Company received no money for its out-of-pocket costs and expenses or for interest on advances extended by it to us pursuant to the management agreement.

Consulting Services Agreement.    The Company paid a management fee to Metromedia Company for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.8 million for each of the years ended December 31, 2001, 2000 and 1999. The agreement pursuant to which the fixed management fee was payable to Metromedia Company was terminated effective as of December 31, 2001. Thereafter, the Company entered into a new Consulting Services Agreement with Metromedia Company for the provision by Metromedia Company to the Company of certain consulting services on an hourly basis as requested by the Company. The agreement expires on the date on which this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, subject to the parties agreeing on an extension, which is currently under discussion.

The services provided by Metromedia Company pursuant to the agreement have been provided as requested by us and have been invoiced to us at agreed-upon hourly rates. There is no minimum required level of services. We have also been obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement. Pursuant to the agreement, we agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement, other than those in any way relating to or resulting from the gross negligence or willful misconduct of Metromedia Company, its employees, consultants or other representatives.

Trademark License Agreement    We are party to a license agreement with Metromedia Company, dated November 1, 1995 as amended on June 13, 1996, pursuant to which Metromedia Company has granted us a non-exclusive, non-transferable, non-assignable right and license, without the right to grant sublicenses, to use the trade name, trademark and corporate name "Metromedia" in the United States and, with respect to Metromedia International Telecommunications, Inc., worldwide, royalty-free for a term of 10 years. This license agreement can be terminated by Metromedia Company upon one month's prior written notice in the event of:

  •
  the expiration or termination of the management agreement;
  •
  a "change in control" (as defined below); or
  •
  any of the stock or all or substantially all of the assets of any of our subsidiaries is sold or transferred, in which case, our license agreement shall terminate with respect to such subsidiary.

A change in control is defined as:

  •
  a transaction in which a person or "group" (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934) not in existence at the time of the execution of our license agreement becomes the beneficial owner of stock entitling such person or group to exercise 50% or more of the combined voting power of all classes of our stock;

  •
  a change in the composition of our Board of Directors whereby a majority of the members thereof are not directors serving on the board at the time of the license agreement or any person succeeding such director who was recommended or elected by such directors;
  •
  a reorganization, merger or consolidation whereby, following the consummation thereof, Metromedia Company would hold less than 10% of the combined voting power of all classes of our stock;
  •
  a sale or other disposition of all or substantially all of our assets; or
  •
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

  •
  advancement by us of expenses incurred by the director in defending certain litigation;
  •
  the appointment in certain circumstances of an independent legal counsel to determine whether the director is entitled to indemnification; and
  •
  the continued maintenance by us of directors' and officers' liability insurance which currently consists of $15 million of primary coverage.

The indemnification agreements were approved by our stockholders at its 1993 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  (1) and (a)(2) Financial Statements and Schedules

The financial statements and schedules listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

  (a)
  (3) Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

  (b)
  Current Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROMEDIA INTERNATIONAL GROUP, INC.
By:	/s/ CARL C. BRAZELL, JR. Carl C. Brazell, Jr. President and Chief Executive Officer

Dated: April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CARL C. BRAZELL, JR. Carl C. Brazell, Jr.	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	April 18, 2002
/s/ HAROLD F. PYLE, III Harold F. Pyle, III	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 18, 2002
/s/ JOHN STEELE CHALSTY John Steele Chalsty	Director	April 18, 2002
/s/ JOHN P. IMLAY, JR. John P. Imlay, Jr.	Director	April 18, 2002
/s/ CLARK A. JOHNSON Clark A. Johnson	Director	April 18, 2002
/s/ JOHN W. KLUGE John W. Kluge	Director	April 18, 2002
/s/ I. MARTIN POMPADUR I. Martin Pompadur	Director	April 18, 2002
/s/ STUART SUBOTNICK Stuart Subotnick	Director	April 18, 2002
/s/ LEONARD WHITE Leonard White	Director	April 18, 2002

METROMEDIA INTERNATIONAL GROUP, INC. AND SUBSIDIARIES

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metromedia International Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and net operating cash deficiencies, and does not presently have sufficient funds on hand to meet its current debt obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Emerging Issues Task Force Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product).

                      KPMG LLP

New York, New York
April 18, 2002

METROMEDIA INTERNATIONAL GROUP, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues:
Communications Group	$130,194	$144,864	$48,739
Snapper	164,499	159,028	206,894

	294,693	303,892	255,633
Cost and expenses:
Cost of sales and operating expenses—Communications Group	47,106	34,845	11,513
Cost of sales—Snapper	109,179	111,010	143,677
Selling, general and administrative	130,027	140,478	132,794
Depreciation and amortization	73,304	67,520	30,108
Restructuring and asset impairment charges, net	112,652	(1,511)	18,502

Operating loss	(177,575)	(48,450)	(80,961)
Other income/(expense):
Interest expense	(24,605)	(23,412)	(8,923)
Interest income	2,681	5,724	7,304
Equity in losses of and write-down of investment in unconsolidated investees	(37,595)	(6,555)	(67,981)
(Loss) gain on disposition of businesses, net	(335)	59,020	(243)
Foreign currency gain (loss)	102	(714)	(4,126)
Other income	729	5,157	—

	(59,023)	39,220	(73,969)

Loss before income tax expense, minority interest, discontinued operations and the cumulative effect of a change in accounting principle	(236,598)	(9,230)	(154,930)
Income tax expense	(7,917)	(10,283)	(1,215)
Minority interest	(1,653)	(4,791)	26,938

Loss from continuing operations before the cumulative effect of a change in accounting principle	(246,168)	(24,304)	(129,207)
Loss on disposition of discontinued operations	—	—	(12,776)
Cumulative effect of a change in accounting principle	(2,363)	—	—

Net loss	(248,531)	(24,304)	(141,983)
Cumulative convertible preferred stock dividend requirement	(15,008)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(263,539)	$(39,312)	$(156,991)

Weighted average number of common shares—Basic	94,035	93,978	75,232

Loss per common share attributable to common stockholders—Basic:
Continuing operations	$(2.77)	$(0.42)	$(1.92)
Discontinued operations	$—	$—	$(0.17)
Cumulative effect of a change in accounting principle	$(0.03)	$—	$—

Net loss	$(2.80)	$(0.42)	$(2.09)

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$30,252	$80,236
Accounts receivable:
Snapper, net	18,176	23,297
Communications Group, net	17,212	17,883
Inventories	63,778	65,029
Prepaid expenses and other assets	15,157	20,842

Total current assets	144,575	207,287
Investments in and advances to business ventures	104,239	158,213
Property, plant and equipment, net	125,885	180,800
Intangible assets, net	90,964	186,322
Other assets	4,058	3,497

Total assets	$469,721	$736,119

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,558	$37,361
Accrued expenses	67,634	81,514
Current portion of long-term debt	47,772	4,834

Total current liabilities	134,964	123,709
Long-term debt, less current portion	206,110	230,036
Other long-term liabilities	6,642	5,667

Total liabilities	347,716	359,412

Minority interest	31,229	33,031
Commitments and contingencies
Stockholders' equity:
7 1/4% Cumulative Convertible Preferred Stock	207,000	207,000
Common Stock, $1.00 par value, authorized 400.0 million shares, issued and outstanding 94.0 million shares at December 31, 2001 and 2000, respectively	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,305,879)	(1,053,596)
Accumulated other comprehensive loss	(7,149)	(6,532)

Total stockholders' equity	90,776	343,676

Total liabilities and stockholders' equity	$469,721	$736,119

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(248,531)	$(24,304)	$(141,983)
Items not requiring cash outlays:
Gain on disposition of discontinued operations	—	—	12,776
Equity in losses of and write-down of investment in unconsolidated investees	37,595	6,555	67,981
Depreciation and amortization	73,304	67,520	30,108
Restructuring and asset impairment charges, net	112,652	(1,511)	18,502
Amortization of debt discount	20,273	18,763	4,482
Loss (gain) on disposition of businesses, net	335	(59,020)	243
Other income	(729)	(5,157)	—
Minority interest	1,653	4,791	(26,938)
Cumulative effect of a change in accounting principle	2,363	—	—
Other	—	974	1,030
Changes in:
Accounts receivable	5,792	5,342	10,914
Inventories	1,251	(9,820)	10,910
Other assets and liabilities	5,685	4,201	(2,136)
Accounts payable and accrued expenses	(31,683)	(9,734)	(27,682)
Other operating activities, net	167	(937)	2,558

Cash used in operating activities	(19,873)	(2,337)	(39,235)

Investing activities:
Investments in and advances to business ventures	(4,289)	(70,186)	(20,792)
Distributions from business ventures	1,162	71,368	43,058
Acquisition of PLD Telekom, net	—	—	(19,622)
Acquisitions and additional equity in subsidiaries	—	(5,294)	(1,544)
Additions to property, plant and equipment	(20,718)	(21,621)	(5,793)
Settlement of option	—	11,000	—
Proceeds from sale of business	—	66,657	—
Other investing activities, net	—	2,513	(8,500)

Cash (used in) provided by investing activities	(23,845)	54,437	(13,193)

Financing activities:
Borrowings on debt	3,814	5,001	—
Payments on debt and capital leases	(2,802)	(12,118)	(19,303)
Proceeds from issuance of common stock related to incentive plans	—	1,211	99
Preferred stock dividends paid	(3,752)	(15,008)	(15,008)
Dividends paid to minority interests	(3,219)	(1,935)	—
Other financing activities	(307)	—	—

Cash used in financing activities	(6,266)	(22,849)	(34,212)

Net (decrease) increase in cash and cash equivalents	(49,984)	29,251	(86,640)
Cash and cash equivalents at beginning of year	80,236	50,985	137,625

Cash and cash equivalents at end of year	$30,252	$80,236	$50,985

See accompanying notes to consolidated financial statements.

METROMEDIA INTERNATIONAL GROUP, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands)

	7 1/4% Cumulative Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Surplus	Accumulated Deficit		Comprehensive Loss	Total
Balance at January 1, 1999	4,140	$207,000	69,119	$69,119	$1,012,794	$(857,293)	$(6,080)		$425,540
Net loss	—	—	—	—	—	(141,983)	—	$(141,983)	(141,983)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	608	608	608
Minimum pension liability	—	—	—	—	—	—	2,098	2,098	2,098

Total comprehensive loss								$(139,277)

Issuance of stock and valuation of stock options and warrants related to the acquisition of PLD Telekom, Inc.	—	—	24,108	24,108	89,254	—	—		113,362
Issuance of stock and stock options related to incentive plans	—	—	58	58	260	—	—		318
Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(15,008)	—		(15,008)

Balance at December 31, 1999	4,140	207,000	93,285	93,285	1,102,308	(1,014,284)	(3,374)		384,935
Net loss	—	—	—	—	—	(24,304)	—	$(24,304)	(24,304)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	(1,171)	(1,171)	(1,171)
Minimum pension liability	—	—	—	—	—	—	(1,987)	(1,987)	(1,987)

Total comprehensive loss								$(27,462)

Issuance of stock related to incentive plans	—	—	750	750	461	—	—		1,211
Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(15,008)	—		(15,008)

Balance at December 31, 2000	4,140	207,000	94,035	94,035	1,102,769	(1,053,596)	(6,532)		343,676
Net loss	—	—	—	—	—	(248,531)	—	$(248,531)	(248,531)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	—	—	—	—	720	720	720
Minimum pension liability	—	—	—	—	—	—	(1,337)	(1,337)	(1,337)

Total comprehensive loss								$(249,148)

Dividends on 7 1/4% cumulative convertible preferred stock	—	—	—	—	—	(3,752)	—		(3,752)

Balance at December 31, 2001	4,140	$207,000	94,035	$94,035	$1,102,769	$(1,305,879)	$(7,149)		$90,776

See accompanying notes to consolidated financial statements.

Metromedia International Group, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation, Going Concern and Recent Developments

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Metromedia International Group, Inc. ("MMG" or the "Company") and its wholly-owned subsidiaries, Metromedia International Telecommunications, Inc. and Snapper Inc. Metromedia International Telecommunications ("MITI") and its majority owned subsidiaries, Metromedia China Corporation and PLD Telekom, Inc., are together known as the "Communications Group". PLD Telekom has been included in the Company's results of operations since September 30, 1999. All significant intercompany transactions and accounts have been eliminated. Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the current presentation.

Going Concern and Recent Developments

The Company is a holding company; accordingly, it does not generate cash flows from operations. As of December 31, 2001 and March 31, 2002, the Company had approximately $15.1 million and $7.3 million (unaudited), respectively, in cash at its headquarters level.

The Company has suffered recurring net losses and net operating cash deficiencies and does not presently have sufficient funds on hand to meet its current debt financing obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Due to legal and contractual restrictions, a substantial portion of the cash balances in certain of the Company's business ventures and subsidiaries, cannot be readily accessed, if at all, for the Company's liquidity requirements.

Based on the Company's current cash balances and projected internally generated funds the Company does not believe that it will be able to fund its operating, investing and financing cash flows through 2002. In addition, the Company currently projects that its cash flow and existing capital resources will not be sufficient, without external funding or cash proceeds from asset sales, or a combination of both, to pay the September 30, 2002 interest payment on its 10 1/2% Senior Discount Notes. The principal on the notes (in a fully accreted amount of $210.6 million) comes due in full on September 30, 2007.

Failure on the part of the Company to make any required payment of interest or principal on the 10 1/2% Senior Discount Notes would represent a default under the notes. A default, if not waived, could result in acceleration of the Company's indebtedness, in which case the full amount of the debt would become immediately due and payable. If this occurs, the Company would not be able to repay the notes and would likely not be able to borrow sufficient funds to refinance them.

During 2001, Snapper was not in compliance with all of its financial covenants under its primary credit facility. Snapper's indebtedness under that facility is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of certain events). The lenders under that facility on March 20, 2002 waived any event of default arising from such noncompliance through December 31, 2001. However, since it is possible that Snapper will not be in compliance with all of its financial covenants during the next four calendar quarters, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability. The Company may seek amendments to certain financial covenants for future fiscal periods, and, although it has obtained similar amendments in the past, cannot assure you that any such amendments will be obtained.

Should Snapper fail to be in compliance with the financial covenants and not obtain a waiver or amendment to the credit facility, it could impair the Company's ability to dispose of Snapper, and, if the lenders under that credit facility elect to accelerate repayment of Snapper's indebtedness, could result in a default under the indenture for the Senior Discount Notes, and could materially and adversely affect the Company's results of operations.

In addition, Snapper sells a significant portion of its products through a network of independent dealers that obtain floor plan financing under an arrangement Snapper has entered into with a financial institution. The agreement requires that Snapper maintain certain covenants. These covenants include: (i) Snapper must maintain unused availability under its bank line of credit of at least $3.0 million at the end of each quarter, (ii) Snapper must maintain full compliance with all terms and conditions under its bank line of credit or receive waivers for any non-compliance, (iii) Snapper must maintain tangible shareholder's equity (as defined in the agreement) of at least $16.0 million on a quarterly basis and (iv) Snapper must maintain certain financial ratios (as defined in the agreement) to be calculated on an annual basis. If Snapper violates the covenants described in (i) or (iv), Snapper would be required to provide Textron with a $2.5 million letter of credit, which would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. If Snapper violates the tangible shareholder's equity covenant described in (iii) above, Snapper would be required to provide Textron with a $3.5 million letter of credit, separate and distinct from the $2.5 million letter of credit described above. This letter of credit would remain in place until subsequent quarterly or annual audited financial statements show that Snapper is again in compliance. The Company can give you no assurances that Snapper would be able to obtain those letters of credit on acceptable terms, if at all.

If, in the future Snapper were to not be in compliance with its covenants under its bank line of credit, it would be in default under the floor plan financing agreement which could result in the program being terminated or curtailed. If the floor plan program is terminated or curtailed, the Company believes that demand for Snapper's products would be curtailed which could have a material adverse effect on the Company's results of operations unless the dealers could find alternative financing.

The Company has been exploring possible asset sales to raise additional cash and has been attempting to maximize cash distributions by its ventures to the Company. However, the Company cannot assure you that it will be successful in selling any of its assets or that any such sales will raise enough cash to be able to relieve its liquidity issues. The Company is also subject to legal and contractual restrictions, including those under the indenture for the Senior Discount Notes, on its use of any cash proceeds from sales of its assets or those of its business ventures or subsidiaries.

Over the past year, the Company has had periodic discussions with representatives of its noteholders in an attempt to reach agreement on a restructuring of its indebtedness in conjunction with any proposed asset sales or spinoffs. To date, the noteholders and the Company have not reached any agreement on terms of a restructuring. Discussions between the Company and its noteholders are continuing, however, and the Company is continuing to examine new restructuring alternatives to present to its noteholders. The Company cannot assure you that these negotiations will result in a restructuring of its indebtedness.

If the Company is not able to favorably resolve the liquidity issues described above, the Company would have to resort to certain other measures, including ultimately seeking the protection afforded under the United States Bankruptcy Code. The Company cannot assure you that it will be successful in meeting its cash requirements or in restructuring its obligations. These factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Description of the Business and Summary of Significant Accounting Policies

Communications Group

The Communications Group invests in communications businesses principally in Eastern Europe and the Commonwealth of Independent States ("CIS"). In addition, the Communications Group has interests in several e-commerce businesses in China.

At December 31, 2001, the Communications Group owned interests in and participated with partners in the management of business ventures that had various operational systems, consisting of cable television systems, wireless telephone systems, fixed and other telephony networks, radio broadcasting stations and other telephony-related businesses. All of the Communications Group's business ventures other than the businesses of PLD Telekom, Comstar and its China operations report their financial results on a three-month lag. Therefore, the Communications Group's financial results for December 31 include the financial results for those business ventures for the 12 months ending September 30.

Snapper

Snapper manufacturers Snapper® brand premium-priced power lawnmowers, garden tillers, snow throwers and related parts and accessories. The lawnmowers include rear engine riding mowers, front engine riding mowers or lawn tractors, and self-propelled and push-type walk-behind mowers. Snapper also manufactures a line of commercial lawn and turf equipment under the Snapper® brand. In 2000, Snapper introduced a new Grounds Cruiser® utility vehicle, which is marketed to residential and commercial users. Snapper provides lawn and garden products through distribution channels to domestic and foreign retail markets.

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

Accounting Change

On November 15, 2001, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Product)". EITF No. 01-9 codifies and reconciles previous guidance which addressed the accounting for consideration given by a vendor to a customer. EITF No. 01-9 addresses certain income statement classification issues (such as sales incentives offers including slotting fees, cooperative advertising, and buydowns) and revenue recognition and measurement issues (including the reimbursement of floor plan interest for a customer).

Under the guidance of EITF No. 01-9, Snapper has reclassified certain customer promotions and advertising reimbursements as a reduction of revenue. The reductions to revenue and selling, general and administrative expense for the years ended December 31, 2001, 2000 and 1999 were $1.9 million, $1.3 million and $1.1 million, respectively.

Snapper funds a portion of the interest cost of floor plan financing for qualifying dealers in connection with the dealers' purchases of Snapper's lawn and garden equipment and snowthrowers. The arrangements place a cap on the financing charges that Snapper must fund. As a result of adopting EITF No. 01-9, the Company recorded a charge of $2.4 million, or $0.03 per share, in its consolidated statements of operations representing the cumulative effect of adoption as of January 1, 2001. The Company now records the expected interest cost on the floor plan financing at the time of sale and reduces revenue by the estimated amount. Snapper does not have sufficient information prior to 2001 to calculate the pro forma impact on revenue for the years ended December 31, 2000 and 1999. Snapper has reclassified floor plan interest paid for the years ended December 31, 2000 and 1999 of $7.6 million and $8.3 million, respectively, as a reduction of revenue and interest expense in the consolidated statements of operations.

Cash and Cash Equivalents

Cash equivalents consists of highly liquid instruments with maturities of three months or less at the time of purchase.

Investments—Consolidation and Equity Method

Wholly owned subsidiaries and majority owned ventures where the Company has operating and financial control are consolidated. Those ventures where the Company exercises significant influence, but does not exercise operating and financial control are accounted for by the equity method. The Company reflects its net investments in business ventures under the caption "Investments in and advances to business ventures". Generally, under the equity method of accounting, original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses of the business venture. All significant inter-company accounts and transactions are eliminated upon consolidation.

Equity in the losses of the business ventures are recognized according to the percentage ownership in each business venture until the Company's business venture partner's contributed capital has been fully depleted. Subsequently, the Company recognizes the full amount of losses generated by the business venture if it is the principal funding source for the business venture. Advances and accrued interest to the business ventures under the line of credit agreements between the Company or one of its subsidiaries and the business ventures are reflected based on amounts recoverable under the credit agreement. A loss in value of an investment, which is deemed to be other than a temporary decline, is recognized as a charge to income and included in equity in losses of unconsolidated subsidiaries in the statement of operations.

Inventories

Lawn and garden equipment, telephony and cable inventories are stated at the lower of cost or market. Lawn and garden equipment inventories are valued utilizing the last-in, first-out (LIFO) method. Telephony and cable inventories are calculated on the weighted-average method.

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

Intangible Assets

Intangible assets are stated at historical cost, net of accumulated amortization. Intangibles such as broadcasting licenses, frequency rights, customer lists and workforce in place are amortized over periods of four to ten years using the straight-line method. Goodwill has been recognized for the excess of the purchase price over the value of the identifiable net assets acquired. Such amount is amortized over periods of 10 (Communications Group—Eastern Europe and the CIS) and 25 (Snapper) years using the straight-line method.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (see Note 3).

Revenue Recognition

Communications Group

The Communications Group and its business ventures' and subsidiaries' cable, paging and telephony operations recognize revenues in the period the service is provided. Installation fees for cable television services are recognized as revenues upon subscriber hook-up to the extent installation costs are incurred. Installation fees in excess of installation costs are deferred and recognized over the expected life of the customer relationship. Installation fees for telephony operations are deferred together with the related costs and amortized over the customer relationship. Installation costs in excess of installation fees are recognized as expense in the period incurred. The Communications Group and its business ventures' and subsidiaries' radio operations recognize advertising revenue when commercials are broadcast.

Snapper

Sales are recognized when products are exchanged for cash or claims to cash and are shipped to distributors or dealers. Provisions for estimated warranty costs and floor plan financing costs of dealer purchases are recorded at the time of sale and periodically adjusted to reflect actual experience.

Cost of Goods Sold and Shipping and Handling Costs

Snapper's cost of sales includes standard cost of goods sold, manufacturing variances to standard costs and purchasing department costs in cost of goods sold.

Snapper includes shipping and handling costs in selling, general and administrative expenses. The total costs for the years ended December 31, 2001, 2000 and 1999 were $10.3 million, $9.2 million and $9.6 million, respectively.

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

Self-Insurance

The Company is self-insured for workers' compensation, health and product liability costs for its lawn and garden operation and for certain former subsidiaries. The self-insurance claim liability is determined based on claims filed and an estimate of claims incurred but not yet reported.

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

Foreign Currency Translation

The statutory accounts of the Company's consolidated foreign subsidiaries and business ventures are maintained in accordance with local accounting regulations and are stated in local currencies. Local statements are translated into U.S. generally accepted accounting principles and U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation."

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

Fair Value of Financial Instruments

The Company believes that the carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long-term debt, excluding its Senior Discount Notes approximate their fair value.

In regards to the Senior Discount Notes, due to the lack of a quoted market price, trading of the financial instruments and the Company's liquidity issues, the Company is unable to provide a fair value as of December 31, 2001. At December 31, 2000, the Company believes carrying value of the Senior Discount Notes approximates fair value.

Earnings Per Share of Common Stock

Basic earnings per share excludes all dilutive securities. It is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities to issue common stock were exercised or converted into common stock. In calculating diluted earnings per share, no potential shares of common stock are included in the computation when a loss from continuing operations available to common stockholders exists. For the years ended December 31, 2001, 2000 and 1999 the Company had losses from continuing operations.

The computation of basic earnings per share for loss from continuing operations attributable to common stockholders for the years ended December 31, 2001, 2000 and 1999 includes the Company's preferred stock dividend requirement.

The Company had for the years ended December 31, 2001, 2000 and 1999 potentially dilutive shares of common stock of 24.5 million, 25.7 million and 25.6 million, respectively (see Note 9).

Use of Estimates and Judgements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of the contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and judgements are used when accounting for the allowance for doubtful accounts, inventory obsolescence, long-lived assets, intangible assets, recognition of revenue, assessing control over operations of business ventures, product warranty expenses, self-insured workers' compensation and product liability claims, depreciation and amortization, employee benefit plans, income taxes and contingencies, among others.

The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustment prior to their publication. Uncertainties with respect to such estimates, judgements and assumptions are inherent in the preparation of financial statements; accordingly, it is possible that actual results could differ from those estimates and judgements and changes to estimates and judgements could occur in the near term.

3. Asset Impairment and Restructuring Charges

        The following table summarizes the components of the asset impairment charges recorded by the Company in the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Goodwill and other intangibles	$68,588	$—	$3,862
Property and equipment	45,595	—	2,759
Restructuring reserve (reversal)	(301)	(823)	7,631
Equipment payment guarantee provision (recovery)	(1,230)	(688)	4,250

Consolidated restructuring and asset impairment charges, net	$112,652	$(1,511)	$18,502
Write-downs of equity method business ventures:
—CIS and Eastern Europe	36,752	9,432	16,136
—China	—	(4,077)	45,682

Impairment charges included in equity in losses and write-downs of investment in unconsolidated investees	36,752	5,355	61,818

Total asset impairment and restructuring charges	$149,404	$3,844	$80,320

3. Asset Impairment and Restructuring Charges (continued)

2001 Impairment Charge

For the year ended 2001, the Company recorded a non-cash charge to earnings of $150.9 million (inclusive of the $7.0 million charge recorded in the third quarter). The Company's assessment of the recoverability of long-lived assets and investments in certain business ventures was initiated by management, as a result of the respective business ventures not attaining historic financial projections. Such charge is summarized in the following table (in thousands):

	Property and equipment	Intangibles, exclusive of goodwill	Goodwill	Investments in and advances to business ventures	Total
Technocom	$28,925	$14,082	$23,822	$—	$66,829
ALTEL	16,670	16,584	11,383	—	44,637
Kosmos TV	—	—	—	16,816	16,816
Telecom Georgia	—	—	—	10,180	10,180
BELCEL	—	—	—	5,247	5,247
Other	—	—	2,717	4,509	7,226

Totals	$45,595	$30,666	$37,922	$36,752	$150,935

The 2001 impairment charges relating to consolidated ventures of $114.1 million are reflected in the restructuring and asset impairment charge on the accompanying consolidated statement of operations, net of $1.5 million of recoveries of the 1999 restructuring provision and an equipment payment guarantee. The 2001 impairment charges relating to unconsolidated ventures of $36.8 million are reflected in the equity in losses of and write-down of investment in unconsolidated investees, in the accompanying consolidated statement of operations.

2000 Impairment Charge

In 2000, the Company recorded a non-cash impairment charge on three of its CIS and Eastern Europe business ventures totaling $9.4 million as a result of performing an analysis of the recoverability of long-lived assets in accordance with the provisions of SFAS 121.

1999 Restructuring and Impairment Charges

Shortly after completing its September 30, 1999 acquisition of PLD Telekom, the Company began identifying synergies and redundancies between its MITI and PLD Telekom subsidiaries. Following the review of its operations, the Communications Group made significant reductions in its projected overhead costs by closing various offices. As part of this streamlining of operations, the Company announced an employee headcount reduction. Employees impacted by the restructuring were notified and in almost all cases were terminated effective December 31, 1999. The total number of U.S. domestic and expatriate employees separated was approximately 60. In 1999, the Company recorded a charge of $7.6 million in connection with this restructuring.

Concurrent with the review of its existing operations and the change in management as the result of the acquisition of PLD Telekom, the Communications Group completed a strategic review of its telephony, cable television, radio broadcasting and paging assets. As a result of this evaluation, the Company recorded a non-cash impairment charge on certain of its paging, cable television and telephony businesses of $22.8 million. Of this amount $6.6 million was related to consolidated entities and $16.1 million was related to unconsolidated investees in CIS and Eastern Europe.

Tyumenruskom.    As part of its investment in Tyumenruskom announced in November 1998, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2001 and 2000, Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.2 million and $0.7 million, respectively.

Following is a rollforward of the activity and balances of the restructuring reserve account from December 31, 1999 to December 31, 2001 (in thousands):

Type of Cost	Restructuring Cost	Payments	December 31, 1999	Payments	Adjustments	December 31, 2000	Payments	Adjustments	December 31, 2001
Employee separations	$6,175	$(303)	$5,872	$(3,953)	$(676)	$1,243	$(274)	$(301)	$668
Facility closings	1,456	—	1,456	(1,123)	(147)	186	56	—	242

	$7,631	$(303)	$7,328	$(5,076)	$(823)	$1,429	$(218)	$(301)	$910

Adjustments are primarily due to actual employee termination costs being lower than originally estimated.

Telecommunications Business Ventures—China

Between 1996 and 1999, the Company invested in telecommunications business ventures in China through its majority-owned subsidiary, Metromedia China Corporation ("MCC"). In mid-1999, the Chinese government concluded that the structure of these business ventures was in conflict with China's basic telecommunications regulatory policies. For the year ended December 31, 1999, the Company performed an impairment analysis of its investments in and advances to the joint ventures and related goodwill to determine the amount that these assets had been impaired. As a result MCC recorded a non-cash impairment charge of $45.7 million in 1999 for the write-off of goodwill. The amount of this non-cash impairment charge was determined as the difference between the sum of the carrying values of investments and advances made to joint ventures plus goodwill less the best estimate of total amounts from the business ventures through their dissolution.

During the year ended December 31, 2000, all four telecommunications joint ventures were dissolved. Due largely to favorable resolution of certain matters connected with liquidation of the joint ventures, the actual total recovery was greater than the estimated recovery used in determining the non-cash impairment charges recorded at December 31, 1999. In consequence, the Company adjusted its prior 1999 write-off charges during 2000 by $4.1 million to reflect the excess of actual total amounts recovered in dissolution of the joint ventures over the net investment in these ventures.

4. Communications Group—Eastern Europe and the CIS

General

Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries to provide up to $207.9 million in funding of which $46.3 million in funding obligations remain at December 31, 2001. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Equity Method Investment Information

At December 31, 2001 and 2000, the Communications Group's unconsolidated investments in and advances to business ventures in Eastern Europe and the CIS, at cost, including associated net goodwill and intangible asset balances, and net of adjustments for its equity in earnings or losses, impairment charges and distributions were as follows (in thousands):

Name	2001	2000	Ownership %
Wireless Telephony
Magticom, Georgia	$24,538	$19,149	35%
BELCEL, Belarus	894	4,462	50%

	25,432	23,611

Fixed Telephony
Comstar	55,595	61,007	50%
MTR-Sviaz, Russia	1,091	1,967	49%
Telecom Georgia, Georgia	461	12,822	30%

	57,147	75,796

Cable Television and other Communications Entities
Kosmos TV, Russia	8,079	26,558	50%
Baltcom TV, Latvia	4,682	7,989	50%
Alma-TV, Kazakhstan	5,737	7,406	50%
Kamalak TV and Paging, Uzbekistan	—	6,470	50%
Cosmos TV, Belarus	1,761	3,164	50%
Other	1,401	7,219	35%-50%

	21,660	58,806

Total	$104,239	$158,213

Summarized combined financial information of unconsolidated business ventures accounted for under the equity method that have commenced operations as of the dates presented as of September 30, 2001 and 2000 and for the years ended September 30, 2001, 2000 and 1999 (with the exception of Comstar, BELCEL and Baltcom GSM which are/was not on a 3-month lag) are as follows (in thousands):

Combined Balance Sheets

	September 30
	2001	2000
Assets:
Current assets	$41,530	$51,356
Investments in systems and equipment	159,929	157,084
Other assets	696	1,179

Total assets	$202,155	$209,619

Liabilities and Business Ventures' Equity:
Current liabilities	$63,652	$66,056
Amount payable under credit facility	74,158	93,229
Other long-term liabilities	21,717	28,189

	159,527	187,474
Business ventures' equity	42,628	22,145

	$202,155	$209,619

Combined Statements of Operations

	Twelve months ended September 30
	2001	2000	1999
Revenues	$164,593	$135,200	$115,088
Costs and Expenses:
Cost of sales and operating expenses	64,718	38,018	27,427
Selling, general and administrative	44,654	54,706	55,937
Depreciation and amortization	36,121	39,972	31,325
Other	1,432	—	26

Total expenses	146,925	132,696	114,715

Operating income	17,668	2,504	373
Interest expense	(9,457)	(16,946)	(17,487)
Other expense	(4,267)	(1,238)	(860)
Foreign currency transactions	(1,953)	(2,912)	(4,807)

Net income (loss)	$1,991	$(18,592)	$(22,781)

The results of operations presented above are before the elimination of intercompany interest. Financial information for business ventures which are not yet operational or for which the Company no longer reports results of operations is not included in the above summary.

The following tables represent summary financial information for the Company's operating unconsolidated business ventures being grouped as indicated as of and for the twelve months ended September 30, 2001, 2000 and 1999 (with the exception of Comstar, BELCEL and Baltcom GSM which are/was not on a 3-month lag). For the twelve months ended September 30, 2001, 2000 and 1999 the results of operations presented below are before the elimination of intercompany interest (in thousands):

	Twelve months ended September 30, 2001
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Total
Revenues	$46,622	$92,019	$23,880	2,072	$164,593
Depreciation and amortization	12,043	16,149	7,745	184	36,121
Operating income (loss)	18,313	4,590	(4,861)	(374)	17,668
Interest income	—	405	—	—	405
Interest expense	2,283	2,075	4,865	234	9,457
Net income (loss)	15,475	(2,080)	(10,529)	(875)	1,991
Assets	68,680	107,317	24,664	1,494	202,155
Capital expenditures	22,433	9,044	10,246	19	41,742
Equity in income (losses) of unconsolidated investees	3,253	(10,179)	(28,922)	(1,747)	(37,595)
	Twelve Months ended September 30, 2000
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Total
Revenues	$63,583	$33,718	$28,898	9,001	$135,200
Depreciation and amortization	17,171	12,842	8,738	1,221	39,972
Operating income (loss)	17,557	(11,140)	(1,603)	(2,310)	2,504
Interest income	—	131	—	—	131
Interest expense	(8,016)	(2,848)	(5,868)	(214)	(16,946)
Net income (loss)	9,639	(14,648)	(11,017)	(2,566)	(18,592)
Assets	59,017	121,034	27,835	1,733	209,619
Capital expenditures	25,648	4,378	6,150	819	36,995
Equity in income (losses) of unconsolidated investees	10,408	(8,789)	(5,066)	(6,502)	(9,949)

4. Communications Group—Eastern Europe and the CIS (continued)

	Twelve months ended September 30, 1999
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Total
Revenues	$49,172	$25,012	$27,616	$13,288	$115,088
Depreciation and amortization	18,004	3,264	9,232	825	31,325
Operating income (loss)	2,027	(1,747)	697	(604)	373
Interest income	151	—	279	—	430
Interest expense	(10,763)	(1,197)	(5,305)	(222)	(17,487)
Net loss	(9,540)	(8,701)	(3,369)	(1,171)	(22,781)
Assets	98,353	37,710	33,257	5,525	174,845
Capital expenditures	23,323	9,865	7,716	632	41,536
Equity in income (losses) of unconsolidated investees	(6,128)	(15,021)	329	(631)	(21,451)

Such financial information is presented as of and for the twelve months ended September 30 due to business venture reporting on a three-month lag as more fully described in Note 1.

5. Business Ventures—China

Metromedia Health Information Systems, Huaxia, Clarity and 66 citites.com are pre-operational Chinese ventures engaged in the development of e-commerce related services. In 2001, a sale of 66 cities.com's assets was finalized to Ringier and a loss of $0.5 million was recorded in 2001. Metromedia China Corporation, a majority-owned subsidiary plans to liquidate 66cities.com and the holding company Twin Poplars in 2002. The four ventures have combined assets of $1.5 million and $2.4 million at December 31, 2001 and 2000, respectively. Combined revenues were $0.4 million, $0.3 million and nil for the years ended December 31, 2001, 2000 and 1999 respectively.

6. Long-term Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

	2001	2000
MMG
10 1/2% Senior Discount Notes, net of discount of $5.2 million in 2001 and $25.2 million in 2000	$205,378	$185,400

Snapper
Snapper Term Loans	3,512	4,786
Snapper Revolving Loan	42,538	38,831
Industrial Development Bonds	—	1,000

	46,050	44,617
Capital lease obligations and supplier financing, interest rates of 6% to 10%	2,454	4,853

	253,882	234,870
Current portion	47,772	4,834

Long-term debt	$206,110	$230,036

Aggregate annual repayments of long-term debt exclusive of capital leases and supplier financing over the next five years and thereafter are as follows (in thousands):

2002	$46,050
2003	—
2004	—
2005	—
2006	—
Thereafter	210,600

MMG Debt

In connection with the acquisition of PLD Telekom, the Company issued $210.6 million in aggregate principal amount at maturity of 10 1/2% senior discount notes due 2007 (the "Senior Discount Notes") to the holders of certain PLD notes.

The terms of the Senior Discount Notes are set forth in an Indenture, dated as of September 30, 1999, between the Company and U.S. Bank Trust National Association as trustee. The Senior Discount Notes will mature on September 30, 2007. The Senior Discount Notes were issued at a discount to their aggregate principal amount at maturity and accrete in value until March 30, 2002 at the rate of 10 1/2% per year, compounded semi-annually to an aggregate principal amount at maturity of $210.6 million. The Senior Discount Notes will not accrue cash interest before March 30, 2002. After this date, holders of the Senior Discount Notes are due interest in cash at the rate of 10 1/2% per year, payable semi-annually.

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

The Senior Discount Notes are redeemable at the sole option of the Company on and after March 30, 2002 at a redemption price equal to their principal amount plus accrued and unpaid interest, if any.

Upon the occurrence of a change of control of the Company (as such term is defined in the indenture), the holders of the Senior Discount Notes will be entitled to require the Company to repurchase such holders' notes at a purchase price equal to 101% of the principal amount of such notes plus accrued and unpaid interest.

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

Snapper

On November 11, 1998, Snapper entered into a Loan and Security Agreement with the lenders named therein and Fleet Capital Corporation, as agent and as the initial lender, pursuant to which the lenders agreed to provide Snapper with a $5.0 million term loan facility and a $55.0 million revolving credit facility, the proceeds of which were used to refinance Snapper's then outstanding obligations under its prior revolving credit agreement and will also be used for working capital purposes. The Snapper loan matures in November 2003 (subject to automatic one-year renewals), and is guaranteed by the Company up to $10.0 million (increasing to $15.0 million on the occurrence of specified events). On January 11, 2001, the Snapper Loan Agreement was amended and the revolving credit facility was increased to $70.0 million. The revolving credit facility decreased to $66.0 million on March 1, 2001, to $60.0 million on April 1, 2001 and decreased to $55.0 million on July 1, 2001. On February 1, 2002, the Snapper Loan Agreement was amended and the revolving facility was increased to $65.0 million. The $65.0 million level is in effect from December 1 of each year through March 31 the following year. Effective April 1 of each year, the revolving credit facility decreases to $60.0 million and remains through June 30 of that year. Then on July 1, the revolving credit facility decreases to $55.0 million and remains at that level through November 30 of each year. At December 31, 2001, Snapper was not in compliance with all bank covenants under the amended Loan and Security Agreement. In April 2002, the Company determined that it is possible that Snapper will not be in compliance with all its financial covenants during the next four calendar quarters. Accordingly, the Company has classified, as required under generally accepted accounting principles, all of Snapper's debt to its lenders under the facility in the amount of $46.1 million as a current liability.

Interest under the initial and amended Snapper Loan Agreement is payable at rates ranging from prime rate to LIBOR plus 3.75% depending on Snapper meeting certain leverage ratios.

Snapper signed a $2.5 million term loan on June 1, 2000 with Fleet Capital Corporation to fund additional capital expenditures over and above the capital expenditures Snapper is allowed under its amended Loan and Security Agreement. Snapper received $1.9 million of funding under this loan and is required to make 20 consecutive quarterly installments which began October 1, 2000.

Interest under the term loan is payable at rates ranging from the prime rate to LIBOR plus 3.25% depending upon Snapper meeting certain leverage ratios.

The Snapper Loan Agreement, as amended, contains customary covenants, including delivery of certain monthly, quarterly, and annual financial information; delivery of budgets and other information related to limitations on Snapper's ability to (i) sell, transfer, lease (including sale-leaseback), or otherwise dispose of all or any portion of its assets or merge with any person; (ii) acquire an equity interest in another business; (iii) enter into any contracts, leases, sales, or other transactions with any division or an affiliate of Snapper, without the prior written consent of Fleet; (iv) declare or pay any dividends or make any distributions upon any of its stock or directly or indirectly apply any of its assets to the redemption, retirement, purchase, or other acquisition of its stock; (v) make any payments to the Company on a subordinated promissory note issued by Snapper to the Company; (vi) make capital expenditures that exceed $5.0 million in any fiscal year or exceed $2.0 million financed for longer than three years in any fiscal year; and (vii) make loans, issue additional indebtedness, or make any guarantees. In addition Snapper is required to maintain at all times as of the last day of each month, a specified net worth, as well as a quarterly specified fixed charge coverage ratio. The Snapper Loan

Agreement is secured by a continuing security interest and lien on all of Snapper's assets and properties.

7. Acquisitions and Transactions

Acquisition of Comstar

In December 2000, the Company acquired a 50% interest in ZAO Comstar, a digital fiber optic network operator in Moscow, from Marconi Communications Limited. The purchase price was approximately $61.4 million in cash. Comstar is a 50/50 business venture with the Moscow City Telephone Network ("MGTS").

Disposal of News Talk Radio

In July 2000, the Communications Group disposed of the operation of News Talk Radio, its radio operation in Germany, for $0.4 million and generated a gain of $2.8 million primarily from the settlement of accrued liabilities without a cash payment.

Disposal of Baltcom GSM

In October 2000, the Communications Group sold its indirect 22% interest in Baltcom GSM, a Latvian mobile operator, to Tele2 AB, for total cash consideration of $66.3 million. The sale agreement contained customary representations and warranties from the selling shareholders, including the Communications Group, and indemnification provisions for the benefit of the buyer from the selling shareholders. The Communications Group recorded an after-tax gain on this sale of approximately $57.4 million in 2000.

Acquisition of FX Internet

In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership position in FX Internet, an ISP, web hosting and domain registration service in Romania. The Communications Group paid $2.5 million for a 70% interest in FX Internet, $2.0 million of which was paid to the existing shareholders and $0.5 million is being used to expand its network. In addition, the remaining shareholders of FX Internet obtained a put option with Romsat TV for their remaining interest. Such put option is exercisable between June 2002 and December 2002 at an amount not to exceed $1.7 million.

Acquisition of PLD Telekom

In September, 1999, the Company consummated the acquisition of PLD Telekom pursuant to which PLD Telekom became a wholly-owned subsidiary of the Company. The results of operations of PLD Telekom are included in the consolidated financial statements from September 30, 1999. PLD Telekom is a provider of local, long distance and international telecommunications services in the CIS.

Holders of PLD Telekom common stock received .6353 shares of the Company's common stock for each share of PLD Telekom common stock in accordance with a formula set forth in the agreement and plan of merger. Pursuant to the agreement and plan of merger, the Company issued 24.1 million shares of its common stock valued at $4.3125 per share.

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

Revenues	$347,996

Loss from continuing operations	$(173,130)

Loss per share from continuing operations attributable to common stockholders	$(1.86)

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

8. Discontinued Operations

The Company recorded a $12.8 million charge in 1999, which represents the net present value of the payments to be made, against discontinued operations in its results of operations for the year ended December 31, 1999 as a result of a settlement relative to litigation concerning certain Entertainment Group discontinued operations. As of December 31, 2001, all such payments have been made.

9. Stockholders' Equity

Preferred Stock

There are 70.0 million shares of preferred stock authorized of 7 1/4% cumulative convertible preferred stock with a liquidation preference of $50.00 per share of which 4.1 million shares are outstanding as of December 31, 2001 and 2000.

Dividends on the preferred stock are cumulative from the date of issuance and payable quarterly, in arrears. The Company may make any payments due on the preferred stock, including dividend payments and redemptions (i) in cash; (ii) issuance of the Company's common stock or (iii) through a combination thereof. If the Company were to elect to continue to pay the dividend in cash, the annual cash requirement would be $15.0 million. Through March 15, 2001, the Company paid its quarterly dividends in cash. The Company elected to not declare a dividend for the quarterly dividend periods ending June 15, 2001, September 15, 2001 and December 15, 2001. As of December 31, 2001, total dividends in arrears are $11.3 million. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into the Company's common stock, at a conversion price of $15.00 per share (equivalent to a conversion rate of 3 1/3 shares of common stock for each share of preferred stock), subject to adjustment under certain conditions.

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

Common Stock

At December 31, 2001, the Company has reserved for future issuance shares of Common Stock in connection with stock option plans and preferred stock listed below (in thousands):

Stock option plans	8,449
Warrants	3,526
Preferred stock	13,800

25,775

Stock Option Plans

On August 29, 1996, the stockholders of MMG approved the Metromedia International Group, Inc. 1996 Incentive Stock Option Plan (the "1996 Plan"). The aggregate number of shares of common stock that may be the subject of awards under the plan is 8,000,000. The maximum number of shares which may be the subject of awards to any one grantee under the plan may not exceed 1,000,000 in the aggregate. The plan provides for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights in tandem with stock options. Incentive stock options may not be issued at a per share price less than the market value at the date of grant. Nonqualified stock options may be issued at prices and on terms determined in the case of each stock option grant. Stock options and stock appreciation rights may be granted for terms of up to but not exceeding ten years and vest and become fully exercisable after four years from the date of grant. At December 31, 2001 there were approximately 1.3 million additional shares available for grant under the 1996 Plan.

Following the PLD Telekom acquisition, the PLD Telekom stock options were converted into stock options exercisable for common stock of MMG in accordance with the exchange ratio. Such options are not covered under the Company's 1996 Plan. At December 31, 2001, options outstanding under the PLD plan and the Company's previous plans totaled approximately 3.0 million.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 were $1.12, $3.63 and $2.62, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: expected volatility of 107% in 2001, 97% in 2000 and 87% in 1999, expected dividend yield of zero percent, risk-free interest rate of 4.5% in 2001, 4.6% in 2000 and 6.4% in 1999 and an expected life of 4 years.

The Company applies APB 25 in recording the value of stock options granted pursuant to its plans. No compensation cost has been recognized for stock options granted under the plan for the years ended December 31, 2001, 2000 and 1999. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	2001	2000	1999
Net loss attributable to common stockholders:
As reported	$(263,539)	$(39,312)	$(156,991)
Pro forma	$(266,753)	$(45,215)	$(163,297)
Loss per common share — Basic:
As reported	$(2.80)	$(0.42)	$(2.09)
Pro forma	$(2.84)	$(0.48)	$(2.17)

Stock option activity during the periods indicated is as follows (in thousands except per share amounts):

	Number Of Shares	Weighted Average Exercise Price
Balance at January 1, 1999	5,203	$7.44
Conversion of options in acquisition of PLD Telekom	2,863	$5.68
Options granted	500	$3.94
Options exercised	(20)	$5.41
Options forfeited	(329)	$9.07

Balance at December 31, 1999	8,217	$6.55
Options granted	2,517	$5.21
Options exercised	(750)	$1.61
Options forfeited	(1,656)	$6.36

Balance at December 31, 2000	8,328	$6.62
Options granted	950	$1.51
Options forfeited	(2,098)	$5.65

Balance at December 31, 2001	7,180	$6.23

At December 31, 2001, 2000, and 1999, the number of stock options exercisable was 5,608,000, 6,576,000, and 6,311,000, respectively, and the weighted-average exercise price of these options was $6.98, $6.81 and $6.34, respectively.

9. Stockholders' Equity (continued)

The following table summarizes information about the stock options outstanding at December 31, 2001 (in thousands except per share amounts):

		Options outstanding			Options exercisable
Range of exercise prices		Number outstanding at December 31, 2001	Weighted- average remaining contractual life	Weighted average exercise price	Number exercisable at December 31, 2001	Weighted- average exercise price
$1.17&#	151;$ 4.72	1,625	8.7	$2.82	900	$3.87
$5.25&#	151;$ 6.30	1,987	7.4	$5.39	1,158	$5.48
$7.44&#	151;$11.88	3,568	5.4	$8.26	3,550	$8.25

Warrants

In connection with the acquisition of PLD Telekom, the Company issued to Travelers 10-year warrants to purchase 700,000 shares of common stock of the Company at an exercise price of $10.00 per share.

In addition, the Company issued to holders of PLD Telekom, Inc.'s 14% Senior Notes and 9% Convertible Notes warrants to purchase a total of 140,655 and 28,842 shares, respectively, of common stock of the Company each at an exercise price of $10.86 per share. The warrants are currently exercisable and have an expiration date of March 31, 2003. In addition, the Company has outstanding warrants to purchase 2,656,824 shares of common stock of the Company at an exercise price of $10.39 per share. The warrants are currently exercisable and have an expiration date of June 12, 2006.

10. Income Taxes

The Company files a consolidated Federal income tax return with all of its 80% or greater owned subsidiaries. A consolidated subsidiary group in which the Company owns less than 80% files a separate Federal income tax return. The Company and such subsidiary group calculate their respective tax liabilities on a separate return basis.

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, consists of the following (in thousands):

	2001	2000	1999
Federal	$—	$—	$—
State and local	—	—	—
Foreign	7,917	10,283	1,215

Current	7,917	10,283	1,215
Deferred	—	—	—

	$7,917	$10,283	$1,215

The provision for income taxes for the years ended December 31, 2001, 2000 and 1999 applies to continuing operations.

The Company had pre-tax losses from foreign operations of $152.2, $2.1 million and $26.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Pre-tax losses from domestic operations were $88.3 million, $11.9 million and $114.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign tax expense for the years ended December 31, 2001 and 2000 reflects estimates of income taxes. Foreign tax expense for the year ended December 31, 1999 principally reflects estimates of withholding and remittance taxes.

The temporary differences and carryforwards which give rise to deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows (in thousands):

	2001	2000
Net operating loss carryforward	$111,912	$99,831
Allowance for doubtful accounts	(2,838)	(2,768)
Reserves for self-insurance	3,343	6,033
Investment in equity investee	28,425	28,425
Purchase of safe harbor lease investment	(4,275)	(5,025)
Minimum tax credit (AMT) carryforward	13,036	13,036
Other reserves	9,890	13,016
Other	15,948	2,890

Subtotal before valuation allowance	175,441	155,438
Valuation allowance	(175,441)	(155,438)

Deferred taxes	$—	$—

The net change in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 was an increase of $20.0 million, $2.0 million and $29.8 million, respectively.

The Company is currently evaluating a range of alternatives as part of its restructuring. Such alternatives could include spin-offs of businesses or sales of assets or both. Furthermore, the Company does not currently believe that any spin-off of its businesses could be accomplished on a basis tax free to the recipient shareholders.

For certain of the Company's businesses, the tax basis is greater than their financial statement carrying amounts. If the restructuring plan for a business is effected in other than a tax-free manner, the Company would receive a tax benefit for the excess of the tax basis over the financial statement carrying amount. The benefit ultimately would be added to the Company's net operating loss carryforward and has not been recorded since, in management's opinion, it would be offset by a full valuation allowance.

The Company's income tax expense for the years ended December 31, 2001, 2000 and 1999 differs from the expense (benefit) that would have resulted from applying the federal statutory rates during those periods to income (loss) before the income tax expense. The reasons for these differences are explained in the following table (in thousands):

	2001	2000	1999
Benefit based upon federal statutory rate of 35%	$(84,215)	$(4,894)	$(49,269)
Foreign taxes	7,917	10,283	1,215
Amortization of goodwill	8,073	2,905	19,851
Foreign operations	53,276	(736)	9,286
Change in valuation allowance	3,127	(3,073)	(2,605)
Equity in losses of business ventures	2,805	3,238	8,201
Minority interest of consolidated subsidiaries	(31)	(826)	(9,428)
Current year operating losses not benefited	16,876	5,160	20,502
Other, net	89	(1,774)	3,462

Income tax expense	$7,917	$10,283	$1,215

A portion of the difference reflected above for foreign operations includes charges for the write-down of goodwill, relative to the company's foreign operations.

At December 31, 2001 the Company had available net operating loss carryforwards and unused minimum tax credits of approximately $319.7 million and $13.0 million, respectively, which can reduce future federal income taxes. These carryforwards and credits begin to expire in 2008. The minimum tax credit may be carried forward indefinitely to offset regular tax in certain circumstances.

Under Section 382 of the Internal Revenue Code, annual limitations will apply to the use of the pre-October 1, 1999 net operating loss carryforwards of PLD Telekom, Inc. (and subsidiaries included in its consolidated Federal income tax return). This annual limitation approximates $6.0 million per year.

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

Management believes there is no tax (benefit) expense for the comprehensive income/loss components.

11. Employee Benefit Plans

The Company has defined contribution plans which provide for discretionary annual contributions covering substantially all of their employees. Participating employees can defer receipt of up to 15% of their compensation, subject to certain limitations. The Company provides matching contributions by plan participants up to 50% of 6% of their compensation or as determined under Snapper's bargaining unit for such employees. The Company's contribution expense for the years ended December 31, 2001, 2000 and 1999 was $0.4 million, $0.4 million and $0.5 million, respectively.

In addition, Snapper has a profit sharing plan covering substantially all non-bargaining unit employees. Contributions are made at the discretion of management. No profit sharing contributions were approved by management for the years ended December 31, 2001, 2000 and 1999. Snapper sponsors a defined benefit pension plan which covers substantially all bargaining unit employees. Benefits are based upon the employee's years of service multiplied by fixed dollar amounts. Snapper's funding policy is to contribute annually such amounts as are necessary to provide assets sufficient to meet the benefits to be paid to the plan's members and keep the plan actuarially sound.

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

The net periodic pension cost for the years ended December 31, 2001, 2000 and 1999 amounted to $39,000, $46,000 and $85,000, respectively. The defined benefit plan projected benefit obligation at December 31, 2001 and 2000 was $7.3 million and $6.7 million, respectively, and the fair value of plan assets at December 31, 2001 and 2000 was $7.7 million and $7.5 million, respectively.

The net periodic post-retirement benefit cost (benefit) for the years ended December 31, 2001, 2000 and 1999 amounted to $0.4 million, $0.2 million and $(28,000), respectively. Accrued post-retirement benefit costs at December 31, 2001 and 2000 were $3.2 million and $3.1 million, respectively.

Disclosures regarding the reconciliation of benefit obligations, fair value of plan assets and the funded status of the plan have not been included herein because they are not material to the Company's consolidated financial statements at December 31, 2001 and 2000.

12. Business Segment Data

The business activities of the Company consist of two operating groups, the Communications Group and Snapper.

The Communications Group has operations in Eastern Europe and the CIS and China. Operations in Eastern Europe and CIS provide the following services: (i) wireless telephony; (ii) fixed telephony; (iii) cable television; and (iv) radio broadcasting and paging. The Communications Group is developing e-commerce business opportunities in China and currently owns controlling interests in a pre-operational Chinese software services and operational information services business venture. The Company also held interests in several telecommunications business ventures in China, which were terminated in late 1999 at the direction of the Chinese government and the Company received distribution of approximately $94.7 million in settlement of all claims under the business venture agreements.

Snapper manufactures Snapper® brand premium priced power lawnmowers, garden tillers, snow throwers and related parts and accessories.

The Company evaluates the performance of its operating segments based on earnings before interest, taxes, depreciation, and amortization. The segment information is based on operating income (loss) which includes depreciation and amortization. Equity in income (losses) of unconsolidated investees reflects elimination of intercompany interest expense and management fees.

The Company's segment information is set forth as of and for the years ended December 31, 2001, 2000 and 1999 in the following tables (in thousands):

Year ended December 31, 2001
(in thousands)

	Communications Group—Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Headquarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$11,699	$88,929	$13,216	$14,455	$1,462	$129,761	$433	$164,499	$—	$294,693
Gross profit								55,320
Asset impairment charge	—	—	—	—	112,652	112,652	—	—	—	112,652
Depreciation and amortization	4,443	17,767	5,327	1,790	38,219	67,546	477	5,217	64	73,304
Operating income (loss)	(3,394)	9,324	(1,769)	(588)	(179,840)	(176,267)	(5,621)	6,890	(2,577)	(177,575)
Unconsolidated Business Ventures
Revenues	$46,622	$92,019	$23,880	$2,072	$—	$164,593
Depreciation and amortization	12,043	16,149	7,745	184	—	36,121
Operating income (loss)	18,313	4,590	(4,861)	(374)	—	17,668
Net income (loss)	15,475	(2,080)	(10,529)	(875)	—	1,991
Equity in income (losses) of unconsolidated investees	3,253	(10,179)	(28,922)	(1,747)	—	(37,595)	—	—	—	(37,595)
Loss on disposition of businesses, net						(168)	(167)	—	—	(335)
Foreign currency gain						102	—	—	—	102
Minority interest						(1,750)	97	—	—	(1,653)
Interest expense										(24,605)
Interest income										2,681
Other income										729
Income tax expense										(7,917)
Cumulative effect of change in accounting principle										(2,363)

Net loss										$(248,531)

Capital expenditures						18,165	676	1,878	—	20,717
Assets at December 31, 2001						337,651	1,549	112,170	18,351	$469,721

Year ended December 31, 2000
(in thousands)

	Communications Group—Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Headquarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$13,837	$103,957	$7,263	$16,308	$3,170	$144,535	$329	$159,028	$—	$303,892
Gross profit								48,018
Asset impairment and restructuring charges, net	—	—	—	—	(1,511)	(1,511)	—	—	—	(1,511)
Depreciation and amortization	5,005	16,821	3,266	1,417	34,975	61,484	295	5,671	70	67,520
Operating income (loss)	(3,917)	30,925	(1,565)	(273)	(62,415)	(37,245)	(5,587)	(3,663)	(1,955)	(48,450)
Unconsolidated Business Ventures
Revenues	$63,583	$33,718	$28,898	$9,001	—	$135,200	—
Depreciation and amortization	17,171	12,842	8,738	1,221	—	39,972	38
Operating income (loss)	17,557	(11,140)	(1,603)	(2,310)	—	2,504	(683)
Net income (loss)	9,639	(14,648)	(11,017)	(2,566)	—	(18,592)	(683)
Equity in income (losses) of unconsolidated investees	10,408	(8,789)	(5,066)	(6,502)	—	(9,949)	3,394	—	—	(6,555)
Gain on disposition of businesses, net						59,020	—	—	—	59,020
Foreign currency loss						(714)	—	—	—	(714)
Minority interest						(7,150)	2,359	—	—	(4,791)
Interest expense										(23,412)
Interest income										5,724
Other income										5,157
Income tax expense										(10,283)

Net loss										$(24,304)

Capital expenditures						18,069	285	3,267	—	$21,621
Assets at December 31, 2000						552,311	2,412	121,313	60,083	$736,119

Year ended December 31, 1999
(in thousands)

	Communications Group—Eastern Europe and the CIS
	Wireless Telephony	Fixed Telephony	Cable Television	Radio Broadcasting and Paging	Segment Headquarters	Total	Communications Group- China	Snapper	Corporate Headquarters	Consolidated
Consolidated
Revenues	$4,532	$18,397	$5,555	$17,765	$2,490	$48,739	$—	$206,894	$—	$255,633
Gross profit								63,217
Asset impairment charge	—	—	—	4,677	13,825	18,502	—	—	—	18,502
Depreciation and amortization	1,616	4,026	2,001	1,947	12,600	22,190	1,724	6,173	21	30,108
Operating income (loss)	(798)	(4,558)	(550)	(9,379)	(53,265)	(68,550)	(10,179)	4,101	(6,333)	(80,961)
Unconsolidated Business Ventures
Revenues	$49,172	$25,012	$27,616	$13,288	—	$115,088
Depreciation and amortization	18,004	3,264	9,232	825	—	31,325
Operating income (loss)	2,027	(1,747)	697	(604)	—	373
Net income (loss)	(9,540)	(8,701)	(3,369)	(1,171)	—	(22,781)
Equity in income (losses) of unconsolidated investees	(6,128)	(15,021)	329	(631)	—	(21,451)	(46,530)	—	—	(67,981)
Loss on disposition of business						(243)	—	—	—	(243)
Foreign currency loss						(4,126)	—	—	—	(4,126)
Minority interest						712	26,226	—	—	26,938
Interest expense										(8,923)
Interest income										7,304
Income tax expense										(1,215)
Discontinued operations										(12,776)

Net loss										$(141,983)

Capital expenditures						3,287	33	2,473	—	$5,793
Assets at December 31, 1999						537,279	66,451	118,259	54,865	$776,854

12. Business Segment Data (continued)

Information about the Communications Group's operations in different geographic locations for 2001, 2000 and 1999 is as follows (in thousands):

	2001		2000		1999
Region
	Assets	Revenues	Assets	Revenues	Assets	Revenues
CIS
Russia	$223,385	$98,440	$303,355	$111,861	$256,304	$23,793
Kazakhstan	15,581	11,699	56,796	13,837	63,432	4,318
Georgia	30,923	2,294	28,535	350	19,372	371
All other CIS	8,200	2,851	16,152	1,408	22,261	944
Eastern Europe
Romania	10,289	6,191	10,444	4,933	10,470	4,814
Hungary	5,964	3,536	4,595	5,355	5,469	6,653
All other Eastern Europe	7,933	3,296	10,829	3,689	20,425	3,925
People's Republic of China	1,549	433	2,412	329	66,451	—
Other	1,708	251	38	538	1,781	679

	$305,532	$128,991	$433,156	$142,300	$465,965	$45,497

The Company's investments in and advances to business ventures and goodwill include amounts maintained at the segment and corporate headquarters in the United States. Such amounts are relative to the Communication Group's operations in different geographic locations.

All of the Company's remaining assets and substantially all remaining revenue relate to Snapper's operations in the United States.

13. Other Consolidated Financial Statement Information

Accounts Receivable

The total allowance for doubtful accounts at December 31, 2001 and 2000 was $4.6 million and $3.9 million, respectively.

Inventories

Inventories consist of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000
Snapper:
Raw materials	$5,517	$8,665
Finished goods	55,939	52,294

	61,456	60,959
Less: LIFO reserve	(595)	—

	60,861	60,959

Telecommunications:
Telephony	2,636	3,029
Other	281	1,041

	2,917	4,070

	$63,778	$65,029

Property, Plant and Equipment

Property, plant and equipment at December 31, 2001 and 2000 consists of the following (in thousands):

	2001	2000	Depreciation Range
Land	$935	$898
Buildings and improvements	15,204	15,210	10 to 40 years
Machinery and equipment	199,222	225,668	2 to 12 years
Leasehold improvements	2,857	762	Up to 10 years

	218,218	242,538
Less: Accumulated depreciation and amortization	(92,333)	(61,738)

	$125,885	$180,800

Intangible Assets

Intangible assets at December 31, 2001 and 2000 consist of the following (in thousands):

	2001	2000
Goodwill	$89,734	$128,546
Licenses	62,547	92,489
Workforce in place	2,259	2,259
Customer lists	2,899	2,899
Broadcast rights and other intangibles	4,768	4,768

	$162,207	$230,961
Less: Accumulated amortization	(71,243)	(44,639)

	$90,964	$186,322

The Company has reviewed the amortization periods for its goodwill and other intangibles associated with licenses for its operations in Eastern Europe and the CIS and revised these amortization periods from 25 years to 10 years commencing in the quarter ended September 30, 1999. The change in estimate was accounted for prospectively and resulted in additional annual amortization expense of approximately $4.4 million in 1999.

Accrued Expenses

Accrued expenses at December 31, 2001 and 2000 consist of the following (in thousands):

	2001	2000
Accrued salaries and wages	$8,718	$10,290
Accrued taxes	13,336	12,887
Accrued interest	2,043	1,472
Self-insurance reserves	8,279	16,066
Accrued warranty costs	4,608	5,126
Accrued settlement costs	2,332	3,562
Accrued restructuring costs	910	1,429
Deferred revenues	4,222	5,190
Customer deposits	2,730	3,477
Other	20,456	22,015

	$67,634	$81,514

Self-Insurance Reserves

For the years ended December 31, 2001 and 2000, the Company revised the estimated value of its self-insured workers' compensation and product liability claims based on its claims experience, which resulted in reductions in the reserve of $7.8 million and $4.0 million at December 31, 2001 and 2000, respectively.

Research and Development and Advertising Costs

Research and development costs for the years ended December 31, 2001, 2000 and 1999 were $2.3 million, $2.6 million and $3.0 million, respectively. The Company's advertising costs for the years ended December 31, 2001, 2000 and 1999 were $8.9 million, $8.7 million and $9.9 million, respectively.

Other Income

For the year ended December 31, 2001, other income is principally from the collection of a receivable and related interest the Company had fully reserved. For the year ended December 31, 2000, the Company recorded a $2.5 million gain representing the gain realized on the buyout of options to acquire an indirect interest in Telecominvest, a holding company with telecommunications interests in northwest Russia and a gain of $2.5 million on the collection of a receivable that the Company had fully reserved.

Supplemental Disclosure of Cash Flow Information

Supplemental disclosure of cash flow information for the years ended December 31, 2001, 2000 and 1999 (in thousands):

	2001	2000	1999
Cash paid during the year for:
Interest	$4,658	$4,743	$4,962

Taxes	$7,407	$10,256	$2,324

Interest expense includes amortization of debt discount of $20.3 million and $18.8 million for the years ended December 31, 2001 and 2000, respectively.

14. Commitments and Contingent Liabilities

Commitments

The Company is obligated under various operating and capital leases. Total rent expense amounted to $6.5 million, $8.5 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Minimum rental commitments under non-cancelable leases and supplier financing are set forth in the following table (in thousands):

Year	Capital Leases and Supplier Financing	Operating Leases
2002	$1,809	$4,608
2003	580	3,105
2004	145	2,263
2005	6	1,544
2006	3	727
Thereafter	—	60

Total	2,543	$12,307

Less: amount representing interest	89

Present value of future minimum lease payments	$2,454

Guarantees and Commitments

The Company and certain of its subsidiaries and business ventures are contingently liable for debts and other obligations to third parties and non wholly-owned business ventures which they have guaranteed. These contingent liabilities at December 31, 2001 are summarized as follows (in thousands):

Credit line commitments	$46,300
Snapper floor plan guarantee	37,300
Snapper credit line guarantee	15,000
Snapper-Textron floor plan guarantee	13,200
Loan guarantees	12,115
Capital commitments	6,700
Put agreements	1,700

$132,315

The Company has recorded a liability of $2.6 million for its obligations under the loan guarantees.

Credit Line Commitments.    Advances are made to business ventures and subsidiaries in the form of cash, for working capital purposes, payment of expenses or capital expenditures, or in the form of equipment purchased on behalf of the business ventures. Interest rates charged to the business ventures and subsidiaries range from prime rate to prime rate plus 6%. The credit agreements generally provide for the payment of principal and interest from 90% of the business ventures' and subsidiaries' available cash flow, as defined, prior to any substantial distributions of dividends to the business venture partners. The Communications Group has entered into charter fund and credit agreements with its business ventures and subsidiaries to provide up to $207.9 million in funding of which $46.3 million in funding obligations remain at December 31, 2001. The Communications Group's funding commitments are contingent on its approval of the respective business ventures' and subsidiaries' business plans. The Company's ability to fund these commitments is dependent on the resolution of its liquidity issues (see Note 1).

Snapper Floor Plan Guarantee.    Snapper had an agreement with a financial institution which made available floor plan financing to dealers of Snapper's products. This agreement, which terminated on December 31, 2001, provided financing for inventories and accelerated Snapper's cash flow. Under the terms of the agreement, a default in payment by a dealer is nonrecourse to Snapper. However, the third-party financial institution can require Snapper to repurchase new and unused equipment, if the dealer defaults and the inventory is not sold to another dealer. At December 31, 2001 there was approximately $37.3 million outstanding under this floor plan financing arrangement. The Company has guaranteed Snapper's payment obligations under this arrangement.

Snapper Credit Line Guarantee.    The Company has guaranteed Snapper's indebtedness under its primary credit facility up to $15.0 million. The consolidated financial statements include amounts outstanding under Snapper's facility totaling $47.1 million at December 31, 2001.

Snapper-Textron Floor Plan Guarantee.    On August 24, 2001, Snapper signed a three-year agreement with Textron, whereby Textron will make available floor plan financing to the dealers of Snapper's products. Under the terms of the agreement, if a dealer defaults in payment, Textron generally can require Snapper to repurchase any new, used or demonstrator equipment recovered from the dealer, if the inventory cannot be sold to another dealer. In addition to the repurchase obligation, Snapper also has an option whereby it could agree to indemnify Textron for floor plan financing Textron provides to dealers who do not meet Textron's credit requirements. Snapper's maximum exposure under this voluntary indemnification plan is $4.0 million. As of December 31, 2001, Snapper had agreed to indemnify $0.2 million under this provision. At December 31, 2001, there was $13.2 million outstanding under this floor plan financing arrangement. The Company has not guaranteed Snapper's payment obligations under this arrangement.

Magticom.    The Communications Group's Georgian GSM business venture, Magticom, entered into a financing agreement with Motorola, Inc. pursuant to which Motorola agreed to finance 75% of the equipment, software and service it provides to Magticom up to $25.0 million. Magticom is obligated to provide Motorola with a security interest in the equipment provided by Motorola to the extent permitted by applicable law. At December 31, 2001, there was $9.7 million outstanding under this financing agreement. As additional security for the financing, the Company has guaranteed Magticom's repayment obligation to Motorola.

Tyumenruskom.    As part of its investment in Tyumenruskom, the Company agreed to provide a guarantee of payment of $6.1 million to Ericsson Radio Systems, A.B. for equipment financing provided by Ericsson to Tyumenruskom. In 1999, the Company reserved $4.3 million for its contingent obligations under this guarantee. In 2001 and 2000, the Tyumenruskom generated cash and partially repaid its debt. As a result, the Company recorded recoveries under the guarantee of $1.2 million and $0.7 million, respectively. At December 31, 2001, there was $2.4 million outstanding under this financing arrangement.

Capital commitments.    The Company's majority-owned subsidiary is committed to funding the three Chinese business ventures to their registered charter capital. Amounts still due under these capital commitments totals $6.7 million at December 31, 2001.

Romsat.    In June 2000, the Company's business venture in Romania, Romsat TV, acquired a 70% ownership interest in FX Internet, an ISP, web hosting and domain registration service in Romania. The remaining shareholders of FX Internet obtained a put option with Romsat TV for their entire remaining interest. Such put option is exercisable between June 2002 and December 2002 at an amount not to exceed $1.7 million.

Snapper.    Snapper has entered into various manufacturing and purchase agreements with certain vendors for the purchase of manufactured products and raw materials. As of December 31, 2001, non-cancelable commitments under these agreements amounted to approximately $7.5 million.

Caspian American Telecommunications.    The Communication Group owns a 74.1% interest in Omni-Metromedia Caspian, Ltd. ("OMCL"), a company that owns 50% of Caspian American Telecommunications ("CAT") a business venture in Azerbaijan. OMCL has committed to provide up to $40.5 million in loans to CAT for the funding of equipment acquisition and operational expense subject to concurrence with CAT's business plans. At December 31, 2000, $23.7 million of the commitment remains available to CAT subject to concurrence with the CAT business plan. The Communications Group was obligated to contribute approximately $5.0 million in equity to OMCL and to lend up to $36.5 million, subject to the jointly approved business plan. However, in light of CAT's poorer than expected performance in 1999 and 2000, and the limited potential to develop its wireless local loop network without significant sources of financing, the venture has revised its operating plan to stabilize its operations and minimize future funding requirements.

As part of the original transaction, the Communications Group sold participations totaling 19.5% in the $36.5 million loan commitment, which requires the purchasers to provide the Communications Group 19.5% of the funds to be provided under the loan agreement and entitles them to 19.5% of the repayments to the Communications Group. The Communications Group agreed to repurchase such loan participations in August 2005 on terms and conditions agreed by the parties. In addition, the Communications Group provided the purchasers the right to put their ownership interest of 19.5% and in OMCL to the Communications Group starting in February 2001 for a price equal to seven times the EBITDA of CAT minus debt, as defined, multiplied by their percentage ownership interest.

Contingencies

Risks Associated with the Communications Group's Investments

The ability of the Communications Group and its business ventures and subsidiaries to establish and maintain profitable operations is subject to, among other things, significant political, economic and social risks inherent in doing business in emerging markets such as Eastern Europe, the CIS and China. These include matters arising out of government policies, economic conditions, imposition of or changes in government regulations or policies, imposition of or changes to taxes or other similar charges by government bodies, exchange rate fluctuations and controls, civil disturbances, deprivation or unenforceability of contractual rights, and taking of property without fair compensation.

Issues have recently been raised about the Company's control of Roscomm Limited, a Guernsey company ("Roscomm") through which the Company owns a 10% stake in Teleport-TP, and about the Company's control of Roscomm's ownership interest in Teleport-TP. An individual who was a former minority shareholder in Technocom and its subsidiaries at the time of the September 1999 merger of the Company and PLD Telekom, Inc. (at which time, the Company increased its ownership interest in Technocom to 100%), and who undertook at the time of the merger, in exchange for compensation, to resign from all positions at Technocom (through which the Company holds part of its interest in Teleport-TP) and its subsidiaries, including Roscomm, apparently retained the position of sole director of Roscomm following the merger, and continues to retain that position. The individual has recently claimed that, in his capacity as sole director of Roscomm, he pledged Roscomm's 10% interest in Teleport-TP to a Panamanian company (believed to be related to the individual) as security for payment of certain financial obligations he appears to have created between Teleport-TP and the Panamanian company. The Company believes that the individual in question not only has wrongfully occupied the position of sole director of Roscomm Limited in violation of the 1999 agreement, but that the alleged pledge (undisclosed until recently) of Roscomm's 10% interest in Teleport-TP represented self-dealing and is invalid and unenforceable under applicable law. Negotiations with the individual have so far failed to result in a solution acceptable to the Company. The Company believes that it retains the legal right to control Roscomm Limited (in which it holds an indirect majority interest) and that Roscomm continues to control its 10% stake in Teleport-TP; the Company believes that it has strong legal positions in relation to those issues, and is prepared to take all legal steps necessary to protect and assert its rights in Roscomm and Teleport-TP. There can be no assurances, however, that these issues will be resolved quickly or in the Company's favor, or that these issues will not have an impact on the Company's ability to control Teleport-TP.

Summarized financial information as of and for the years ended December 31 of Teleport-TP which is included in the Company's consolidated financial statements is as follows (in thousands):

	2001	2000	1999
Revenues	$31,621	$27,360	$15,595
Cost of sales and operating expenses	21,938	14,518	8,951
Selling, general and administrative	9,099	8,872	2,886
Operating loss	584	3,970	3,758
	2001	2000
Current assets	$14,025	$10,315
Total assets	45,842	42,143
Current liabilities	46,873	39,308
Total liabilities	57,925	53,710

Foreign Currency

The Communications Group's strategy is to minimize its foreign currency risk. To the extent possible, the Communications Group bills and collects all revenues in U.S. dollars or an equivalent local currency amount adjusted on a monthly basis for exchange rate fluctuations. The Communications Group's subsidiaries and business ventures are generally permitted to maintain U.S. dollar accounts to service their U.S. dollar denominated debt and current account obligations, thereby reducing foreign currency risk. As the Communications Group's subsidiaries and business ventures expand their operations and become more dependent on local currency based transactions, the Communications Group expects that its foreign currency exposure will increase.

Licenses

The licenses pursuant to which the Communications Group's businesses operate are issued for limited periods, including certain licenses which are renewable annually. Certain of these licenses expire over the next several years. As of December 31, 2001, several licenses held by the Communications Group had expired, although the Communications Group has been permitted to continue operations while the decision on reissuance is pending. Certain other licenses held or used by the Communications Group's business ventures will expire during 2002. The Company's business ventures will apply for renewals of their licenses.

Credit Concentrations

The Communications Group's trade receivables do not represent significant concentrations of credit risk at December 31, 2001, due to the wide variety of customers/subscribers and markets into which the Company's services are sold and their dispersion across many geographic areas.

No single customer represents a significant concentration of credit risk for Snapper at December 31, 2001 and 2000.

Certain customers account for a significant portion of the total revenues of certain of the Communications Group's telephony business ventures and the loss of these customers would materially and adversely affect their results of operations.

Several of the Communications Group's customers, interconnect parties or local operators experience liquidity problems from time to time. The Group's dependence on these parties may make it vulnerable to their liquidity problems, both in terms of pressure for financial support for the expansion of their operations, and in its ability to achieve prompt settlement of accounts.

Letters of Credit

At December 31, 2001 the Company had $7.1 million of outstanding letters of credit which serve as collateral for certain liabilities under the Company's self-insurance program.

Litigation

During February 2001, four separate lawsuits were filed by the Company's stockholders against the Company's current and former officers and directors seeking, among other things, to compel the disposition of Snapper, Inc.

The Company is involved in various legal and regulatory proceedings including potential liabilities relative to shareholders in RDM Sports Group, Inc. (a former equity investment of the Company) which filed for relief under Chapter 11 of the Bankruptcy Code in 1997. While the results of any litigation or regulatory issue contain an element of uncertainty, management believes that the outcome of any known, pending or threatened legal proceedings, including those noted in the preceding paragraph, will not have a material effect on the Company's consolidated financial position and results of operations.

Environmental Protection

Snapper's manufacturing plant is subject to federal, state and local environmental laws and regulations. Compliance with such laws and regulations has not, and is not expected to, materially affect Snapper's competitive position. Snapper's capital expenditures for environmental control facilities, its incremental operating costs in connection therewith and Snapper's environmental compliance costs were not material in 2001 and are not expected to be material in future years.

The Company has agreed to indemnify a former subsidiary of the Company for certain obligations, liabilities and costs incurred by the subsidiary arising out of environmental conditions existing on or prior to the date on which the subsidiary was sold by the Company in 1987. Since that time, the Company has been involved in various environmental matters involving property owned and operated by the subsidiary, including clean-up efforts at landfill sites and the remediation of groundwater contamination. The costs incurred by the Company with respect to these matters have not been material during any year through and including the year ended December 31, 2001. As of December 31, 2001, the Company had a remaining reserve of approximately $2.0 million to cover its obligations to its former subsidiary. During 1996, the Company was notified by certain potentially responsible parties at a superfund site in Michigan that the former subsidiary may also be a potentially responsible party at the superfund site. The former subsidiary has agreed to participate in remediation in a global settlement, but the amount of the liability has not been finally determined. The Company believes that such liability will not exceed the reserve.

15. Related Party Transactions

The Company paid a management fee to Metromedia Company for certain general and administrative services provided by Metromedia personnel. Such management fee amounted to $3.8 million for each of the years ended December 31, 2001, 2000 and 1999. The agreement pursuant to which the fixed management fee was payable to Metromedia Company was terminated effective as of December 31, 2001. Thereafter, the Company entered into a new Consulting Services Agreement with Metromedia Company for the provision by Metromedia Company to the Company of certain consulting services on an hourly basis as requested by the Company. The agreement expires on the date on which the Company's Form 10-K for the year ended December 31, 2001 is filed with the Securities and Exchange Commission, subject to the parties agreeing on an extension, which is currently under discussion.

The services provided by Metromedia Company pursuant to the agreement have been provided as requested by us and have been invoiced to us at agreed-upon hourly rates. There is no minimum required level of services. We have also been obligated to reimburse Metromedia Company for all of its out-of-pocket costs and expenses incurred and advances paid by Metromedia Company in connection with the agreement. Pursuant to the agreement, we agreed to indemnify and hold Metromedia Company harmless from and against any and all damages, liabilities, losses, claims, actions, suits, proceedings, fees, costs or expenses (including reasonable attorneys' fees and other costs and expenses incident to any suit, proceeding or investigation of any kind) imposed on, incurred by or asserted against Metromedia Company in connection with the agreement.

Certain of the Company's business ventures have entered into contracts with senior employees (or businesses directly influenced by the employees). Such contracts are for the renovation of certain office space and for sales of advertising time on one of our cable TV businesses. The Company recognized expenses totaling $0.3 million and less than $0.1 million of revenues under these contracts during the year ended December 31, 2001.

In addition, the General Director of one of our cable TV businesses has a personal loan of $0.1 million which has been guaranteed by the business venture.

16. Selected Quarterly Financial Data (unaudited)

        Selected financial information for the quarterly periods in 2001 and 2000 is presented below (in thousands, except per share amounts):

	First Quarter of		Second Quarter of
	2001	2000	2001	2000
Revenues (a)	$86,436	$79,147	$77,909	$82,277
Operating loss	(11,572)	(12,256)	(12,086)	(10,069)
Equity in income (losses) of unconsolidated investees	(3,806)	250	(1,394)	1,894
Loss from continuing operations attributable to common stockholders (b)	(27,722)	(20,283)	(26,178)	(20,354)
Cumulative effect of a change in accounting principle (a)	(2,364)	—	—	—
Net loss attributable to common stockholders	(30,086)	(20,283)	(26,178)	(20,354)
Income (loss) per common share—Basic:
Continuing operations	$(0.29)	$(0.22)	$(0.28)	$(0.22)
Cumulative effect of a change in accounting principle (a)	$(0.03)	$—	$—	$—
Net loss	$(0.32)	$(0.22)	$(0.28)	$(0.22)
Income (loss) per common share — Diluted
Continuing operations	(.29)	(0.22)	(0.28)	(0.22)
Cumulative effect of a change in accounting principle (a)	(.03)	—	—	—
Net income (loss)	(.32)	(0.22)	(0.28)	(0.22)

Metromedia International Group, Inc.

Notes to Consolidated Financial Statements

16. Selected Quarterly Financial Data (unaudited)

	Third Quarter of			Fourth Quarter of
	2001		2000	2001		2000
Revenues (a)	$67,721		$67,420	$62,627		$75,048
Operating loss	(24,644)		(18,621)	(129,273	)(c)	(7,504)
Equity in income (losses) and write-down of investment in unconsolidated investees	(6,059	)(c)	197	(33,375	)(c)	(8,896	)(c)
Income (loss) from continuing operations attributable to common stockholders (b)	(35,685)		(25,955)	(171,591)		27,280
Cumulative effect of a change in accounting principle (a)	—		—	—		—
Net loss attributable to common stockholders	(35,685)		(25,955)	(171,591)		27,280
Income (loss) per common share — Basic:
Continuing operations	$(0.38)		$(0.28)	$(1.82)		$0.29
Cumulative effect of a change in accounting principle (a)	$—		$—	$—		$—
Net income (loss)	$(0.38)		$(0.28)	$(1.82)		$0.29
Income (loss) per common share — Diluted
Continuing operations	(0.38)		(0.28)	(1.82)		$0.29
Cumulative effect of a change in accounting principle (a)	—		—	—		$—
Net income (loss)	(0.38)		(0.28)	(1.82)		$0.29

(a)
As more fully discussed in Note 1 "Summary of Significant Policies—Accounting Changes", the Company has adopted EITF No. 01-9 and has adjusted revenues for floor plan interest and certain customer promotions and advertising reimbursements.

(b)
Loss from continuing operations has been adjusted to reflect the dividend requirements on the Company's 7 1/4% cumulative convertible preferred stock.

(c)
The Company adjusted the carrying value of goodwill and other intangibles, fixed assets, investments in and advances to business ventures and wrote down paging inventory. The total non-cash charge and write-down was $7.0 million and $143.9 million in the third and fourth quarters of 2001, respectively. The total non-cash charge and write-down, net was $5.4 million in the fourth quarter of 2000.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Operations
(in thousands, except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues	$—	$—	$—
Cost and expenses:
Selling, general and administrative	2,513	1,886	6,313
Depreciation and amortization	64	69	21

Operating income (loss)	(2,577)	(1,955)	(6,334)
Interest income (expense), net	14,295	18,908	14,266
Equity in losses of subsidiaries	(258,518)	(46,646)	(137,139)
Other income (expense)	632	5,000	—
Income tax benefit	—	389	—

Loss from continuing operations	(246,168)	(24,304)	(129,207)
Loss on disposition of discontinued operations	—	—	(12,776)
Cumulative effect of a change in accounting policy	(2,363)	—	—

Net loss	(248,531)	(24,304)	(141,983)
Cumulative convertible preferred stock dividend requirement	(15,008)	(15,008)	(15,008)

Net loss attributable to common stockholders	$(263,539)	$(39,312)	$(156,991)

Weighted average number of common shares—Basic	94,035	93,978	75,232

Income (loss) per common share—Basic:
Continuing operations	$(2.77)	$(0.42)	$(1.92)
Discontinued operations	$—	$—	$(0.17)
Cumulative effect of change in accounting principle	$(0.03)	$—	$—

Net loss	$(2.80)	$(0.42)	$(2.09)

The accompanying notes are an integral part of the condensed financial information.
See notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Balance Sheets
(in thousands)

	December 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$15,077	$52,596
Other assets	1,471	6,381

Total current assets	16,548	58,977
Investment in and receivables from subsidiaries	299,515	500,890
Other assets	1,804	1,105

Total assets	$317,867	$560,972

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,633	$4,305
Accrued expenses	19,957	27,428

Total current liabilities	21,590	31,733
Long-term debt	205,378	185,400
Other long term liabilities	123	163

Total liabilities	227,091	217,296
Stockholders' equity:
Preferred stock	207,000	207,000
Common stock	94,035	94,035
Paid-in surplus	1,102,769	1,102,769
Accumulated deficit	(1,305,879)	(1,053,596)
Accumulated other comprehensive loss	(7,149)	(6,532)

Total stockholders' equity	90,776	343,676

Total liabilities and stockholders' equity	$317,867	$560,972

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
METROMEDIA INTERNATIONAL GROUP, INC.
Condensed Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2001	2000	1999
Operating activities:
Net loss	$(248,531)	$(24,304)	$(141,983)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposition of discontinued operations	—	—	12,776
Other (income) expense	(632)	(5,000)	—
Equity in losses of subsidiaries	258,518	46,646	137,139
Changes in cumulative translation adjustment of subsidiaries	720	(1,171)	608
Amortization of debt discount	20,273	18,763	4,281
Cumulative effect of a change in accounting principle	2,363	—	—
Other	64	852	1,691
Changes in:
Other current assets	4,910	526	4,477
Other assets	(699)	4,279	(4,490)
Accounts payable, accrued expenses and other liabilities	(10,183)	(11,568)	(12,610)

Cash provided by operating activities	26,803	29,023	1,889

Investing activities:
(Investment in) distributions from subsidiaries	—	—	(4,815)
Due from subsidiary	(60,570)	(10,108)	(67,906)
Cash received in settlement of investment purchase option	—	11,000	—
Cash received on note receivable	—	2,500	—
Deposit on investment purchase option	—	—	(8,500)

Cash (used in) provided by investing activities	(60,570)	3,392	(81,221)

Financing activities:
Proceeds from issuance of stock	—	1,211	99
Preferred stock dividends paid	(3,752)	(15,008)	(15,008)

Cash used in financing activities	(3,752)	(13,797)	(14,909)

Net (decrease) increase in cash and cash equivalents	(37,519)	18,618	(94,241)
Cash and cash equivalents at beginning of year	52,596	33,978	128,219

Cash and cash equivalents at end of year	$15,077	$52,596	$33,978

The accompanying notes are an integral part of the condensed financial information.
See Notes to Condensed Financial Information on page S-4.

(A)
The accompanying parent company financial statements reflect only the operations of MMG for the years ended December 31, 2001, 2000 and 1999 and the equity in losses of subsidiaries and discontinued operations for the years ended December 31, 2001, 2000 and 1999.

(B)
The principal repayments of the Registrant's borrowings under debt agreements at December 31, 2001 are as follows (in thousands):

2002 – 2006	$—
2007	$210,600

For additional information regarding the Registrant's and subsidiaries' borrowings under debt agreements and other debt, see note 5 to the "Notes to Consolidated Financial Statements."

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
METROMEDIA INTERNATIONAL GROUP, INC.
Allowances for doubtful accounts, etc. (deducted from current receivables)
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Charges	Deduction/ Write-offs	Balance at End of Period
Year ended December 31, 2001	$3,891	$3,707	$—	$(2,981)	$4,617

Year ended December 31, 2000	$2,863	$1,841	$529	$(1,342)	$3,891

Year ended December 31, 1999	$2,191	$1,264	$61	$(653)	$2,863

EXHIBIT INDEX

Exhibits Incorporated Herein by Reference
Designation of Exhibit in this Form 10-K	Description of Exhibits	Document with Which Exhibit Was Previously Filed with Commission
2.2	Agreement and Plan of Reorganization dated as of July 20, 1994 by and among, The Actava Group Inc., Diversified Products Corporation, Hutch Sports U.S.A. Inc., Nelson/Weather-Rite, Inc., Willow Hosiery Company, Inc. and Roadmaster Industries, Inc.	Quarterly Report on Form 10-Q for the three months ended June 30, 1994, Exhibit 99.1
2.3	Amended and Restated Agreement and Plan of Merger dated as of September 27, 1995 by and among The Actava Group Inc., Orion Pictures Corporation, MCEG Sterling Incorporated, Metromedia International Telecommunications, Inc., OPG Merger Corp. and MITI Merger Corp. and exhibits thereto. The Registrant agrees to furnish copies of the schedules supplementally to the Commission on request.	Current Report on Form 8-K for event occurring on September 27, 1995, Exhibit 99(a)
2.5	Agreement and Plan of Merger dated as of January 31, 1996 by and among Metromedia International Group, Inc., The Samuel Goldwyn Company and SGC Merger Corp. and exhibits thereto. The registrant agrees to furnish copies of the schedules to the Commission upon request.	Current Report on Form 8-K dated January 31, 1996, Exhibit 99.1
2.6	Agreement and Plan of Merger, dated as of May 18, 1999, among Metromedia International Group, Inc. Moscow Communications, Inc. and PLD Telekom Inc.	Current Report on Form 8-K dated May 19, 1999
3.1	Restated Certificate of Incorporation of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-63853), Exhibit 3.1
3.2	Restated By-laws of Metromedia International Group, Inc.	Registration Statement on Form S-3 (Registration No. 33-6353), Exhibit 3.2
4.1	Indenture dated as of August 1, 1973, with respect to 9 1/2% Subordinated Debentures due August 1, 1998, between The Actava Group Inc. and Chemical Bank, as Trustee.	Application of Form T-3 for Qualification of Indenture under the Trust Indenture Act of 1939 (File No. 22-7615), Exhibit 4.1
4.2	Agreement among The Actava Group, Inc., Chemical Bank and Manufacturers Hanover Trust Company, dated as of September 26, 1980, with respect to successor trusteeship of the 9 1/2% Subordinated Debentures due August 1, 1998.	Registration Statement on Form S-14 (Registration No. 2-81094), Exhibit 4.2

4.3	Instrument of registration, appointment and acceptance dated as of June 9, 1986 among The Actava Group Inc., Manufacturers Hanover Trust Company and Irving Trust Company, with respect to successor trusteeship of the 9 1/2% Subordinated Debentures due August 1, 1998.	Annual Report on Form 10-K for the year ended December 31, 1986, Exhibit 4.3
4.4	Indenture dated as of March 15, 1977, with respect to 9 7/8% Senior Subordinated Debentures due March 15, 1997, between The Actava Group Inc. and The Chase Manhattan Bank, N.A., as Trustee.	Registration Statement on Form S-7 (Registration No. 2-58317), Exhibit 4.4
4.5	Agreement among The Actava Group Inc., The Chase Manhattan Bank, N.A. and United States Trust Company of New York, dated as of June 14, 1982, with respect to successor trusteeship of the 9 7/8% Senior Subordinated Debentures due March 15, 1997.	Registration Statement on Form S-14 (Registration No. 2-281094), Exhibit 4.5
4.6	Indenture between National Industries, Inc. and First National City Bank, dated October 1, 1974, with respect to the 10% Subordinated Debentures, due October 1, 1999.	Post-Effective Amendment No. 1 to Application on Form T-3 for Qualification of Indenture Under The Trust Indenture Act of 1939 (File No. 22-8076), Exhibit 4.6
4.7	Agreement among National Industries, Inc., The Actava Group Inc., Citibank, N.A., and Marine Midland Bank, dated as of December 20, 1977, with respect to successor trusteeship of the 10% Subordinated Debentures due October 1, 1999.	Registration Statement on Form S-14 (Registration No. 2-81094), Exhibit 4.7
4.8	First Supplemental Indenture among The Actava Group Inc., National Industries, Inc. and Marine Midland Bank, dated January 3, 1978, supplemental to the Indenture dated October 1, 1974 between National and First National City Bank for the 10% Subordinated Debentures due October 1, 1999.	Registration Statement on Form S-7 (Registration No. 2-60566), Exhibit 4.8
4.9	Indenture dated as of August 1, 1987 with respect to 6 1/2% Convertible Subordinated Debentures due August 4, 2002, between The Actava Group Inc. and Chemical Bank, as Trustee.	Annual Report on Form 10-K for the year ended December 31, 1987, Exhibit 4.9
4.10	Indenture dated as of September 30, 1999, between Metromedia International Group, Inc. and U.S. Bank National Association as Trustee.	Current Report on Form 8-K for event occurring on September 30, 1999
10.1	1982 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1982, Exhibit A

10.2	1989 Stock Option Plan of The Actava Group Inc.	Proxy Statement dated March 31, 1989, Exhibit A
10.3	1969 Restricted Stock Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.3
10.4	1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.4
10.5	Amendment to 1991 Non-Employee Director Stock Option Plan.	Annual Report on Form 10-K for the year ended December 31, 1992, Exhibit 10.5
10.6	Snapper Power Equipment Profit Sharing Plan.	Annual Report on Form 10-K for the year ended December 31, 1987, Exhibit 10.6
10.7	Retirement Plan executed November 1, 1990, as amended effective January 1, 1989.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.7
10.8	Supplemental Retirement Plan of The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1983, Exhibit 10.8
10.9	Supplemental Executive Medical Reimbursement Plan.	Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10.9
10.10	Amendment to Supplemental Retirement Plan of The Actava Group Inc., effective April 1, 1992.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.10
10.11	1992 Officer and Director Stock Purchase Plan.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.11
10.12	Form of Restricted Purchase Agreement between certain officers of The Actava Group Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1991, Exhibit 10.12
10.14	Form of Indemnification Agreement between Actava and certain of its directors and executive officers.	Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 10.14
10.15	Employment Agreement between The Actava Group Inc. and John D. Phillips dated April 19, 1994.	Current Report on Form 8-K dated April 19, 1994, Exhibit 10.15
10.16	First Amendment to Employment Agreement dated November 1, 1995 between Metromedia International Group and John D. Phillips.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.16
10.17	Option Agreement between The Actava Group Inc. and John D. Phillips dated April 19, 1994.	Current Report on Form 8-K dated April 19, 1994, Exhibit 10.17
10.18	Registration Rights Agreement among The Actava Group Inc., Renaissance Partners and John D. Phillips dated April 19, 1994.	Current Report on Form 8-K dated April 19, 1994, Exhibit 10.18
10.19	Shareholders Agreement dated as of December 6, 1994 among The Actava Group Inc., Roadmaster, Henry Fong and Edward Shake.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.19
10.20	Registration Rights Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.20
10.21	Environmental Indemnity Agreement dated as of December 6, 1994 between The Actava Group Inc. and Roadmaster.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.21

10.22	Lease Agreement dated October 21, 1994 between JDP Aircraft II, Inc. and The Actava Group Inc.	Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 10.22
10.23	Lease Agreement dated as of October 4, 1995 between JDP Aircraft II, Inc. and The Actava Group Inc.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, Exhibit 10.23
10.37	Management Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.37
10.38	The Metromedia International Group, Inc. 1996 Incentive Stock Plan.	Proxy Statement dated August 6, 1996, Exhibit B
10.39	License Agreement dated November 1, 1995 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.39
10.40	MITI Bridge Loan Agreement dated February 29, 1996, among Metromedia Company and MITI	Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10.40
10.41	Metromedia International Telecommunications, Inc. 1994 Stock Plan	Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Exhibit 10.41
10.42	Amended and Restated Credit Security and Guaranty Agreement dated as of November 1, 1995, by and among Orion Pictures Corporation, the Corporate Guarantors' referred to herein, and Chemical Bank, as Agent for the Lenders.	Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.42
10.43	Metromedia International Group/Motion Picture Corporation of America Restricted Stock Plan	Quarterly Report or Form 10-Q for the quarter ended June 30, 1996, Exhibit 10.43
10.44	The Samuel Goldwyn Company Stock Awards Plan, as amended	Registration Statement on Form S-8 (Registration No. 333-6453), Exhibit 10.44
10.45	Loan and Security Agreement, dated November 11, 1998 among Snapper, Inc. the lenders named therein and Fleet Capital Corporation, as agent.	Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, Exhibit 10
10.46	Limited Guaranty Agreement dated November 11, 1998 by Metromedia International Group, Inc. in favor of Fleet Capital Corporation.	Annual Report on Form 10-K for the year ended December 31, 1998, Exhibit 10.46
10.47	Amendment No. 1 to License Agreement dated June 13, 1996 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.46
10.48	Amendment No. 1 to Management Agreement dated as of January 1, 1997 between Metromedia Company and Metromedia International Group, Inc.	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.47

10.49	Amended and Restated Agreement and Plan of Merger, dated as of May 17, 1996 between Metromedia International Group, Inc., MPCA Merger Corp. and Bradley Krevoy and Steven Stabler and Motion Picture Corporation of America	Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.48
10.50	Asset Purchase Agreement dated as of December 17, 1997	Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.51
10.51	Voting Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.52	Registration Rights Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., News America Incorporated and News PLD LLC.	Current Report on Form 8-K dated May 19, 1999
10.53	Agreement to Exchange and Consent dated as of May 18, 1999, entered into among Metromedia International Group, Inc., PLD Telekom Inc. and the holders of PLD Telekom Inc.'s outstanding 14.5% Senior Discount Notes due 2004 and 9% Convertible Subordinated Notes due 2006.	Current Report on Form 8-K dated May 19, 1999
10.54	Note and Warrant Modification Agreement, dated as of May 18, 1999, among Metromedia International Group, Inc., PLD Telekom Inc., The Travelers Insurance Company and The Travelers Indemnity Company.	Current Report on Form 8-K dated May 19, 1999
10.55	Letter Agreement, dated as of May 18, 1999, between Metromedia International Group, Inc. and News America Incorporated.	Current Report on Form 8-K dated May 19, 1999
10.56	Plicom Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Plicom Limited, Elite International Limited, Mark Klabin and Boris Antoniuk. Current	Report on Form 8-K dated May 19, 1999
10.57	Elite Option Modification Agreement, dated as of May 18, 1999, by and among Metromedia International Group, Inc., PLD Telekom Inc., Technocom Limited, Elite International Limited and Boris Antoniuk.	Current Report on Form 8-K dated May 19, 1999
10.58	Bridge Loan Agreement, dated as of May 18, 1999, between PLD Telekom Inc., as borrower, and Metromedia International Group, Inc., as lender.	Current Report on Form 8-K dated May 19, 1999

10.59	Pledge Agreement, dated as of May 18, 1999, entered into between PLD Telekom Inc., as pledgor, and Metromedia International Group, Inc., as pledgee.	Current Report on Form 8-K dated May 19, 1999
10.60*	Letter Agreement, dated as of December 31, 2001, between Metromedia International Group, Inc. and Metromedia Company, terminating the Management Agreement, dated November 1, 1995, as amended, between Metromedia Company and Metromedia International Group, Inc.
10.61*	Consulting Services Agreement, dated as of January 1, 2002, between Metromedia International Group, Inc. and Metromedia Company
10.62*	Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Carl C. Brazell, Jr.
10.63*	Employment Agreement, dated as of November 14, 2001, between Metromedia International Group, Inc. and Matthew Mosner
10.64*	Employment Agreement, dated as of February 19, 2002, between Metromedia International Group, Inc. and Harold F. Pyle, III
11*	Statement of computation of earnings per share.
12*	Ratio of earnings to fixed charges
16	Letter from Ernst & Young to the Securities and Exchange Commission.	Current Report on Form 8-K dated November 1, 1995
21*	List of subsidiaries of Metromedia International Group, Inc.
23*	Consent of KPMG LLP regarding Metromedia International Group, Inc.

*
Filed herewith

QuickLinks

TABLE OF CONTENTS
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation.
OPTION/SAR GRANTS DURING THE YEAR ENDED DECEMBER 31, 2001
AGGREGATED OPTION AND SAR EXERCISES IN 2001 AND FISCAL YEAR-END OPTION AND SAR VALUES
TOTAL SHAREHOLDER RETURN PERFORMANCE GRAPH
  Metromedia International Group, Inc. Cumulative Total Shareholder Return
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K